Form 10-K
TEXAS NEW MEXICO POWER CO; TNP ENTERPRISES INC
filed 1995-03-24
CIK 22767, 741612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                 FORM 10-K
(X)COMBINED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1994
                                    or
(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the transition period from          to


                           TNP ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)
                         4100 International Plaza
   Texas            P. O. Box 2943, Fort Worth, Texas 76113    Commission File
   (State of           (Address and zip code of                Number: 1-8847
    incorporation)   principal executive offices)

                              817-731-0099
             (Telephone number, including area code)
                                                                  75-1907501
                                                               I.R.S. employer
                                                              Identification no.

   Securities registered pursuant to Section 12(b) of the Act:
                              Shares Outstanding      Name of each exchange
   Title of each class          on January 31, 1995     on which registered
   Common stock, no par value     10,867,388         New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.   Yes X  No

   Indicate  by  check mark if disclosure of delinquent filers pursuant  to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of common stock held by nonaffiliates of TNP Enterprises, Inc. on January 31, 1995, was $167,682,054, computed by reference to the common stock's closing price on the New York Stock Exchange on the same date of $15.50 per share.

                Documents Incorporated By Reference
                                                            Part Where
   Document                                                Incorporated
   Proxy Statement
(distributed to holders of
common stock on or about March 28, 1995)                       III

                      TEXAS-NEW MEXICO POWER COMPANY
          (Exact name of registrant as specified in its charter)

                          4100 International Plaza,
   Texas              P. O. Box 2943, Fort Worth, TX  76113    Commission File
   (State of              (Address and zip code of
   incorporation)       principal executive offices)           Number: 2-97230

                     (Telephone number, including area code)
                                 817-731-0099
                                                                  75-0204070
                                                               I.R.S. employer
                                                             identification no.

   Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                                  Name of each exchange
   First mortgage bonds:                                on which registered
             Series M, 8.7% due 2006;                           None
             Series R, 10.0% due 2017;
             Series S, 9.625% due 2019;
             Series T, 11.25% due 1997
             and Series U, 9.25% due 2000
   Secured debentures: 12.5% due 1999;
           Series A, 10.75% due 2003                            None

   Securities registered pursuant to
     Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.   Yes X  No__

   Indicate  by  check mark if disclosure of delinquent filers pursuant  to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
   Form 10-K or any amendment to this Form 10-K.    [X]

   As   of  January  31,  1995,  TNP  Enterprises,  Inc.  held  all  10,705 outstanding common shares of Texas-New Mexico Power Company.

                 TNP ENTERPRISES INC. AND SUBSIDIARIES
            TEXAS NEW-MEXICO POWER COMPANY AND SUBSIDIARIES
    Combined Form 10-K for the fiscal year ended December 31, 1994

This combined Form 10-K is separately filed by TNP Enterprises, Inc. and Texas-New Mexico Power Company. Information contained herein relating to Texas-New Mexico Power Company is filed by TNP Enterprises, Inc. and separately by Texas-New Mexico Power Company on its own behalf. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.


                           TABLE OF CONTENTS

Glossary of Terms                                                      3

                                Part I

Item 1.BUSINESS                                                        4
       Introduction                                                    4
       Financial Information Regarding Business                        5
       Narrative Description of Business                               6
       Executive Officers of the Registrants                          12
Item 2.PROPERTIES                                                     14
Item 3.LEGAL PROCEEDINGS                                              15
Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15


                                Part II

Item 5.MARKET FOR REGISTRANTS' COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS                                15
Item 6.SELECTED FINANCIAL DATA                                        16
Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                            18
       Overview                                                       18
       Key Events During 1994                                         18
       Results of Operations                                          20
       Liquidity and Capital Resources                                26
       Other Matters                                                  28
Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    29
       TNP Enterprises, Inc. and subsidiaries                         31
       Texas-New Mexico Power Company and subsidiaries                39
       Notes to Consolidated Financial Statements                     47
       Selected Quarterly Consolidated Financial Data                 60
Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE                            61

                               Part III

Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT            61
Item 11.EXECUTIVE COMPENSATION                                        61
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT                                                61
Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                61

                                Part IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
        ON FORM 8-K                                                   61

                 TNP ENTERPRISES INC. AND SUBSIDIARIES
            TEXAS NEW-MEXICO POWER COMPANY AND SUBSIDIARIES
    Combined Form 10-K for the fiscal year ended December 31, 1994


                           Glossary of Terms

     As used in this combined report, the following abbreviations, acronyms, or defined terms have the meanings set forth below:

     Abbreviation, Acronym, or Defined Term    Meaning

     Bayport                      Bayport   Cogeneration,   Inc.,    a
                                  wholly owned subsidiary of TNPE

     Bond Indenture               FMBs  document containing  covenants
                                  to  which TNMP must adhere that  are
                                  designed to protect holders of FMBs

     Clear Lake                   Clear   Lake  Cogeneration   Limited
                                  Partnership

     Credit Agreements            Two   separate  lending   agreements
                                  between  TNMP  and  several  lenders
                                  for   financing  separately   TNMP's
                                  purchases of TNP One Units 1 and 2

     EPA                          Environmental Protection Agency

     EWG                          Exempt Wholesale Generators

     EPS                          Earnings (Loss) Per Share

     FASB                         Financial Accounting Standards Board

     FERC                         Federal Energy Regulatory Commission

     FMBs                         First Mortgage Bonds issued by TNMP

     HL&P                         Houston Lighting & Power Company

     IRS                          Internal Revenue Service

     ITC                          Investment Tax Credits

     KWH                          Kilowatt-Hours

     MW                           Megawatts

     NMPUC                        New Mexico Public Utility Commission

     PUCT                         Public Utility Commission of Texas

     SEC                          Securities and Exchange Commission

     SFAS                         Statement  of  Financial  Accounting
                                  Standards

     TEP                          Tucson Electric Power Company

     TGC                          Texas  Generating Company, a  wholly
                                  owned subsidiary of TNMP

     TGC II                       Texas   Generating  Company  II,   a
                                  wholly owned subsidiary of TNMP

     TNP One A two-unit, lignite-fueled, circulating fluidized-bed generating plant located in Robertson County, Texas

     TNMP                         Texas-New  Mexico Power  Company,  a
                                  wholly owned subsidiary of TNPE

     TNPE                         TNP Enterprises, Inc.

     TU                           Texas Utilities Electric Company

     Unit 1                       The first completed unit of TNP One

     Unit 2                       The  second  completed unit  of  TNP
                                  One

     Units 1 and 2                Unit 1 and Unit 2 of TNP One

                                PART I
Item 1.    BUSINESS.

     Introduction

     TNPE and its Subsidiaries

     TNPE, a Texas corporation organized in February 1983, is based in Fort Worth, Texas. TNPE has three direct wholly owned subsidiaries, TNMP, Bayport, and TNP Operating Company, and two indirect wholly owned subsidiaries, TGC and TGC II, which are direct wholly owned subsidiaries of TNMP, also a Texas corporation. The following chart represents the corporate structure and includes the total asset book values at the end of 1994 of each company (amounts in millions):

     TNMP is TNPE's principal operating subsidiary. TNMP's operations are described in greater detail in "TNMP and its Subsidiaries" below. Bayport and TNP Operating Company are general purpose Texas corporations, neither of which engaged in any material activities during 1994.

     The financial information presented within this document is on a consolidated basis for TNMP and for TNPE, and all intercompany transactions and balances have been eliminated.

     Although TNPE and TNMP are "holding companies" as defined in the Public Utility Holding Company Act of 1935 ("PUHCA"), both companies are exempt from regulation as a "registered holding company" as also defined in PUHCA. TNPE and TNMP each files Form U-3A-2 with the SEC annually in support of its PUHCA exemption.

     TNPE is not subject to FERC jurisdiction or to PUCT regulation. TNPE generally is also not subject to NMPUC regulation; NMPUC statutes do not regulate holding companies except under certain circumstances of consolidation, merger or acquisition.

     TNMP and its Subsidiaries

     TNMP is a public utility engaged in generating, purchasing, transmitting, distributing, and selling electricity to customers in Texas and New Mexico. TNMP is qualified to transact business as a foreign corporation in New Mexico, as well as in Arizona, where activities are limited to owning as tenant-in-common with two other electric utilities an electric transmission line.

     TNMP is subject to both PUCT and NMPUC regulation. In some of its activities, including its issuance of securities, TNMP is subject to FERC jurisdiction. TNMP maintains its accounting records in accordance with the FERC's Uniform System of Accounts.

     TNMP's two wholly owned subsidiaries, TGC and TGC II, were organized to facilitate TNMP's acquisitions of assets, and assumptions of related debt obligations, pertaining to TNP One, Units 1 and 2 in 1990 and 1991, respectively. Units 1 and 2 were acquired at originally capitalized costs of $357 million and $283 million, respectively. Subsequently, TNMP purchased undivided interests in each unit from TGC and TGC II to support the issuance of FMBs. In 1994, as part of a Texas rate case settlement, TNMP wrote off $35 million of the TNP One costs, which the PUCT had disallowed in 1992. Items 7 and 8 - note 8 of Notes to Consolidated Financial Statements provide additional information on the settlement.

     Construction costs applicable to Units 1 and 2 were funded primarily through separate Credit Agreements for the two units, which TNMP guaranteed. "Sources of Energy" discusses additional information pertaining to TNP One. Also, Item 8 - note 2 of Notes to Consolidated Financial statements provides additional information relating to current debt obligations pertaining to Units 1 and 2.

     Item 7 - "Key Events During 1994" provides additional information regarding 1994 activities.

     Financial Information Regarding Business

     The following table provides financial data pertaining to TNMP's operations by customer classes.

                         1994       1993    1992      1991      1990

     Operating revenues
      (thousands of dollars):
       Residential      $194,933   193,484    175,885   176,651     153,844
       Commercial        141,886   138,680    128,550   119,745     102,320
       Industrial        122,714   124,474    121,027   128,356     125,640
       Other              18,456    17,604     18,365    16,591      15,485
         Total          $477,989   474,242    443,827   441,343     397,289

     Sales
      (thousand KWH):
        Residential    2,085,621 2,047,360  1,947,593  2,017,349  1,998,727
        Commercial     1,618,840 1,567,083  1,499,927  1,485,211  1,441,275
        Industrial     2,652,844 2,567,552  2,508,837  2,798,369  2,848,020
       Other             114,190   104,882    109,954    115,406    133,549
         Total         6,471,495 6,286,877  6,066,311  6,416,335  6,421,571

     Number of customers
      (at year-end):
       Residential       185,364   181,298    178,154    174,859    172,560
       Commercial         30,624    30,235     30,359     30,300     30,161
       Industrial            142       141        155        160        173
       Other                 237       237        229        230        227
         Total           216,367   211,911    208,897    205,549    203,121

     Revenue statistics:
     Average annual use per
       residential customer
        (KWH)             11,354    11,362     11,003     11,584     11,613
     Average annual revenue per
       residential customer
       (dollars)           1,061     1,067        987      1,010        892
     Average revenue per KWH
       sold - residential
       (cents)              9.35      9.45       9.03       8.76       7.70
     Average revenue per KWH
       sold - total sales
       (cents)              7.39      7.54       7.32       6.88       6.19

     Utility statistics:
     Net generation and purchases
       (thousand KWH):
         Generated     2,336,830 2,363,493  2,247,664  1,337,366    395,852
         Purchased     4,472,306 4,385,697  4,261,129  5,452,132  6,375,418

         Total (a)     6,809,136 6,749,190  6,508,793  6,789,498  6,771,270

     Average cost per KWH generated
       and purchased
       (cents) (b)          4.03      4.13       3.86       3.94       3.92
     Net utility plant
       (thousands of
        dollars)        $967,273 1,005,995  1,015,709  1,016,602    728,989

     Estimated population
       served at retail  630,000   616,000    605,000    595,000    587,000
     Total employees
       (year-end)            894     1,051      1,086      1,104      1,121

<F1>
     (a) The difference between total sources and total sales represents TNMP internal use and line losses.
     (b) Cost per KWH is derived from costs for purchased power and for fuel, operation and maintenance of TNP One.

     Item 7 provides additional information on changes in operating revenues from 1992 through 1994.

     Narrative Description of Business

     TNMP purchases and generates electricity for sale to customers in Texas and New Mexico. Electricity is purchased primarily from other utilities and cogenerators (as discussed under "Sources of Energy" in this section). TNMP generates electricity at TNP One. TNMP's sales are primarily to retail customers; TNMP has limited wholesale business.

     TNMP owns and operates electric transmission and distribution facilities in 90 Texas and New Mexico municipalities and adjacent rural areas. During 1994, TNMP reorganized these municipalities and areas into three operating regions. Revenues contributed by each operating region and its percentage of total operating revenues in the years ended December 31, 1994, 1993 and 1992, respectively, are set forth in the following table.

                                    Operating Revenues

                                 1994              1993                 1992
       Region             (000's)      %     (000's)      %       (000's)       %
       South-Western     $269,194    56.3%  $262,979     55.4    $249,653     56.2%
        North-Central     132,595    27.8    131,725     27.8     119,047     26.9
       New Mexico          76,200    15.9     79,538     16.8      75,127     16.9
        Total            $477,989   100.0%  $474,242    100.0%   $443,827    100.0%

     During 1992 through 1994, no single customer accounted for greater than 10% of operating revenues, although two affiliated industrial customers in the New Mexico Region combined to contribute between 8% and 9% of total operating revenues in each of the three years.

     Certain   information  concerning  the  approximate  geographical
     location and economy of each TNMP operating region is set forth below.

     1.   The South-Western Region includes two noncontiguous areas:
       - One area is situated along the Texas Gulf Coast and adjacent to the Johnson Space Center and lies between the cities of Houston and Galveston. The oil and petrochemical industries, agricultural industry and general commercial activity in the Houston area support the economy of this area.
       - The other area is located in far west Texas between the cities of Midland and El Paso. The economy in this area is based primarily on oil and gas production, agriculture and food processing.

     2.   The North-Central Region includes two noncontiguous areas:
       - One area extends from the city of Lewisville, which is north of the Dallas-Fort Worth International Airport, to municipalities along the Red River and includes a portion of the Texas Panhandle. TNMP provides electric service to a variety of commercial, agricultural and petroleum industry customers in this area.
       - The other area includes municipalities and communities south and west of Fort Worth. This area's economy depends largely on agriculture and, to a lesser extent, tourism and oil production.

     3. The New Mexico Region includes areas in southwestern and south central New Mexico. This region's economy is primarily dependent upon mining and agriculture. Copper mines are the major industrial customers in this region.

     Franchises

     TNMP holds 88 franchises with 25-year terms and two franchises with 20-year terms from the 90 municipalities in which it provides electric service. These franchises will expire on various dates ranging from 1996 to 2039. Three significant Texas franchises are scheduled to expire in 1996, 1998 and 1999. Pursuant to applicable Texas law, an electric utility is not required to execute a franchise agreement with a Texas municipality to be entitled to provide or continue to provide electrical service to the municipality. A franchise agreement merely documents the mutually agreeable terms under which the service will be provided. TNMP intends to negotiate and execute new or amended franchise agreements to be effective before existing franchises expire.

     TNMP also holds PUCT certificates of public convenience and necessity covering all territories that TNMP serves in Texas. These certificates include terms that are customary in the public utility industry. Applicable provisions of New Mexico's Public Utility Act generally permit TNMP to provide electric power in that state without certificates of public convenience and necessity. Some of the Texas service areas are certified to more than one utility, as discussed further under "Competitive Conditions."

     Seasonality of Business

     TNMP experiences increased sales and operating revenues during the summer months as a result of increased air-conditioner usage in hot weather. In 1994, approximately 40% of annual revenues were recorded in June, July, August and September.

     Sources of Energy

     The following table sets forth certain information concerning TNMP's sources of electric energy in 1994.


                                         Year of    Percent
                                         Contract   ofEnergy   Fuel
Sources              Area Served        Expiration  Provided  Source
                                  TEXAS(1)
Generation

TNP One              Texas Gulf Coast,       -        44%     Texas Lignite (Western
                     Central &                                Coal, Petroleum Coke
                     Northern Texas                           & Natural Gas Capabilities)

Purchased Power
Clear Lake
Cogeneration         Texas Gulf Coast       2004       28     Natural Gas (Oil Standby)
Limited Partnership

Texas Utilities
Electric             Central, Northern      2006(2)    22     Natural Gas, Lignite &
Company              (Texas & West Texas    2010              Nuclear (Oil Standby)
Utilities
Company subsidiary)

Southwestern Public  Texas Panhandle        2005         3    Coal & Natural Gas
Service Company                                                  (Oil Standby)

West Texas
Utilities West            Texas             2005         2    Natural Gas & Coal
Company West        (Central and South                        (Oil Standby)
Corporation
subsidiary)

Houston Lighting &   Texas Gulf Coast       2001         1     Natural Gas, Coal, Lignite,
 Power Company                                                 Nuclear & Cogeneration
(Houston Industries                                            (Oil Standby)
Incorporated subsidiary)
        Total                                          100%


                                 NEW MEXICO

Purchased Power
Southwestern Public    South Central        2001       30%       Coal & Natural Gas
Service Company        New Mexico                                (Oil Standby)

El Paso
Electric Company       Southwest            2002       21         Coal, Natural Gas,
                       New Mexico                                 Oil & Nuclear

Public Service
Company                South Central &      2006       20         Coal, Natural Gas
of New Mexico          Southwest                                  & Nuclear (Oil Standby)
                       New Mexico

Other                  South Central &      Various    29         Coal, Natural Gas, Oil &
                       Southwest                                  Cogeneration
                       New Mexico
       Total                                          100%

<F1>

  (1) The table does not include information concerning electric energy from natural gas sources that TNMP receives from Union Carbide for the Texas Gulf Coast pursuant to an automatically renewing contract. In 1994, such energy was less than 1%.
<F2>

  (2) Excluding one point of delivery (a major supply source under the contract expiring 2010) the contract expires in 2006. However, in January 1995, TNMP notified TU of its intent to cease purchasing full requirements power and energy at TNMP's points of delivery currently served by TU, effective by January 1, 1999.

     Both TNMP and its suppliers consider TNMP's future load growth in planning their construction expenditures. Currently, TNMP's existing supply arrangements and available capacities on the wholesale market are adequate to satisfy TNMP's foreseeable power requirements.

     The availability and cost of energy to TNMP is subject to supplier cost increases in constructing new generating facilities, changing regulations and laws, or changing fuel costs or fuel supply shortages. TNMP does not expect that these issues will prevent its suppliers from providing power needed to satisfy TNMP's requirements.

     TNMP's suppliers regulated by FERC (El Paso Electric Company, Southwestern Public Service Company, West Texas Utilities
     Company, and Public Service Company of New Mexico) may not terminate service to TNMP without FERC authorization. TNMP plans to renew and amend its purchased power supply contracts as necessary to meet the changing competitive environment. TNMP's efforts to contract for lower purchased power costs resulted in a decrease of approximately $7.1 million in annualized firm purchased power costs implemented in 1994. This decrease was partially offset by a $400,000 base rate increase and is now benefiting TNMP's New Mexico customers.

     TNMP is pursuing other opportunities to reduce purchased power costs. TNMP arranged for TEP to provide it with wholesale power to replace more expensive current sources in New Mexico by January 1, 1996. TNMP expects cost savings of $1.8 million during 1996 from this arrangement. TNMP also intends to terminate full requirements purchases from TU by January 1, 1999. TNMP intends to solicit competitive bids to replace power currently provided by TU. Related discussion is provided under "Competitive Conditions" in this section and under Item 7.

     Prior to 1990, TNMP purchased virtually all of its electric energy from other utilities. In 1990 and 1991, TNMP began replacing portions of its Texas purchased power requirements as Units 1 and 2, respectively, of TNP One became operational. The two units, which have a combined name-plate rating of 300 MW, operated for their first full year together in 1992. TNP One provided approximately 30% of TNMP's electric capacity requirements and 44% of its energy requirements in Texas during 1994. The TU and HL&P contracts permitted reductions in future purchased power commitments to these suppliers to be supplanted by TNP One generated power.

     Power generated at TNP One is transmitted over TNMP's own transmission line to other utilities' transmission systems for delivery to TNMP's Texas service area systems. To aid in maintaining a reliable supply of power for its customers and to coordinate interconnected operations, TNMP is a member of the Electric Reliability Council of Texas (ERCOT), the Inland Power Pool, and the New Mexico Power Pool.

     Recovering Purchased Power and Fuel Costs

     The PUCT and the NMPUC have both authorized power cost recovery adjustment clauses in TNMP's rate schedules. The PUCT has also approved a fixed fuel recovery factor in Texas. The power cost recovery adjustment clauses and the fixed fuel recovery factor benefit TNMP substantially in its efforts to recover these significant elements of operating expenses in a timely and sufficient manner. TNMP expects to refund or collect any over- or under-collected purchased power costs within two months or less of billing by its suppliers. Items 7 and 8 - notes 1 and 9 of Notes to Consolidated Financial Statements provide additional information regarding this topic and the successful renegotiation of the fuel supply agreement.

     Working Capital

     TNMP's most significant demands on working capital are (1) monthly payments to TNMP's suppliers for purchased power, (2) monthly and semi-annual interest payments on long-term debt, (3) semi-monthly payments to purchase lignite fuel for TNP One and
     (4) biweekly payroll costs. Purchased power and fuel costs are eventually recovered from TNMP customers through power cost recovery adjustment clauses and a fixed fuel recovery factor as described in the preceding paragraph. TNMP is not required to maintain a large fuel inventory (lignite) due to TNP One's proximity to the lignite mine site. Items 7 and 8 - note 9 of Notes to Consolidated Financial Statements provide additional information regarding the fuel supply agreement.

     TNMP sells customer receivables to an unaffiliated company on a nonrecourse basis. This practice permits TNMP to reduce the cash flow lag between customer billings and collections.

     Employees

     TNMP employed 894 persons at December 31, 1994, as compared to 1,051 persons at December 31, 1993. The decrease is primarily a result of staff reductions made in the fourth quarter of 1994 in connection with its reorganization as described in Item 8 - note 5 of Notes to Consolidated Financial Statements.

     Competitive Conditions

     As  a  regulated  public  utility, TNMP currently  operates  with
     little   direct  competition  throughout  most  of  its   service
     territory.

     The PUCT has issued all electric utilities in Texas certificates of public convenience and necessity authorizing them to provide electric service. Rural electric cooperatives, investor-owned electric utilities, and municipally-owned electric utilities are all treated as public utilities under applicable law. In 72 of the 81 Texas municipalities that TNMP serves, TNMP is the only electric utility issued a certificate to serve customers within the municipal limits. TNMP is also the only electric utility authorized to serve customers in some of the rural areas where it has electric facilities. In other rural areas that TNMP serves, other electric utilities have also been authorized to serve customers. Where other electric utilities have been certificated to serve customers within TNMP's service area, TNMP may be subject to competition.

     In New Mexico, TNMP holds exclusive franchise agreements with those municipalities and adjacent areas it serves, as is required by state law. A utility subject to NMPUC jurisdiction may not extend into territory either served by another utility or not contiguous to its service territory without a certificate of public convenience and necessity from the NMPUC. Investor-owned electric utilities and rural electric cooperatives are subject to NMPUC jurisdiction.

     From time to time, industrial customers express interest in cogeneration to reduce or eliminate their reliance upon TNMP for electric service, or to lower fuel costs and improve process steam generation operating efficiency. During 1994, a significant industrial customer in TNMP's South-Western Region contracted with a developer to construct a 300-MW cogeneration plant. This plant is expected to begin operations in 1998. TNMP's 1994 operating revenues from this customer were approximately $29 million ($9 million in base revenues). TNMP's goal is to retain this customer and to lower overall system operating costs through negotiation with the developer and the customer. Although TNMP cannot predict the ultimate outcome of the process or its impact on TNMP, TNMP and the customer are discussing an arrangement through which TNMP may retain electric service to this customer at current levels. TNMP is actively pursuing negotiation of agreements with the developer and the customer to define the degree to which electric service to this customer is retained and overall system operating costs for TNMP and the customer may be lowered.

     The Energy Policy Act of 1992 significantly changed U.S. energy policy affecting the electric utility industry. Among other things, EWG's were created and FERC was authorized to order, on a case-by-case basis, wholesale transmission access. An EWG is a wholesale power producer that is allowed to operate free from most federal and state regulation. These changes are not only resulting in competition in generating and supplying electricity, but are also contributing to an emerging "buyers" market for wholesale power. TNMP believes that these developments should ultimately benefit TNMP and its customers. Since TNMP purchases a significant portion of its electric requirements from various wholesale suppliers, TNMP anticipates that it will be able to procure wholesale power at lower prices. Also, TNMP has no significant wholesale power sales but expects to position itself to take advantage of increased opportunities to serve additional wholesale customers.

     The evolving concept of "competitive retail wheeling" (in general, transporting third party power to an end-user) is being debated throughout the electric utility industry. Underlying this concept is the potential that certain electric power consumers, such as industrial customers, could consider sources of electric power other than a utility, which traditionally provided the service. Competitive retail wheeling is not presently permitted in either Texas or New Mexico. However, the NMPUC currently is conducting a study to determine the feasibility of so-called "managed competition," which significantly resembles competitive retail wheeling. TNMP anticipates that retail wheeling would subject it to a more competitive environment with regard to its customers. TNMP's strategy for dealing with competition resulting from retail wheeling will be to reduce purchased power costs and the price of its product while emphasizing community-based service.

     Environmental Requirements

     Management does not expect applicable laws and regulations relating to protection of the environment to materially impact TNMP's future capital outlays or operations directly. As TNMP's electric suppliers may be affected by environmental requirements and resulting costs, TNMP and its customers may be affected indirectly through increased purchased power costs.

     Federal and state environmental agencies regulate TNMP's facilities in Texas and New Mexico. These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. TNMP has adopted and follows procedures designed to facilitate compliance with all applicable environmental laws, rules, and regulations. Various utility-related activities require permits, licenses, registrations, and approvals from these agencies. TNMP believes that it has received all necessary authorizations to construct and continue operating its generation, transmission, and distribution systems.

     Because of TNP One's circulating fluidized bed technology, TNMP does not anticipate making any significant capital expenditures to control air emissions. Pursuant to applicable federal law, TNMP is allotted a number of allowances that permit sulfur dioxide emissions up to a specified level for TNP One. Unit 1 is allotted 2,106 allowances and Unit 2 is allotted 3,472 allowances annually for emissions of sulfur dioxide. One allowance is equal to one ton of sulfur dioxide. TNMP believes that it may be required to increase limestone injections into the combustion chamber or purchase additional allowances in the market for the year 2000 and thereafter to comply with the Clean Air Act Amendments of 1990.

     TNP One construction costs included approximately $89 million for environmental protection facilities. During 1994, 1993 and 1992, TNP One incurred expenses related to air, water and solid waste pollution abatement (including ash removal) of approximately $5.9 million, $4.3 million and $4.0 million, respectively. TNMP also made capital expenditures of approximately $0.3 million in 1994 for air emissions monitoring equipment for TNP One and expects to spend $0.3 million in 1995 for similar additional equipment.

     In December 1988, the EPA issued regulations requiring underground storage to conform with certain standards by December 1998. The regulations require these underground storage tanks to be equipped with corrosion protection, leak detection and spill prevention devices. TNMP estimates that its costs to comply with these regulations over the next four years will total approximately $100,000.

     TNMP works closely with environmental agencies in both Texas and New Mexico to comply with applicable state and federal regulations. During the past three years, TNMP incurred cleanup and testing costs on both leaking and nonleaking storage tanks of $130,000, $98,000, and $89,000, respectively. In addition, TNMP expects partial reimbursement from the Texas and New Mexico state environmental agencies for certain cleanup costs.

     Executive Officers of the Registrants

     Executive Officers of TNPE


                                Positions & Offices Held
                                         with TNPE             Period of
Name                    Age     Within the Past 5 Years1       Such Office

Kevern R. Joyce         48      President & Chief Executive
                                 Officer and Director           1994 -

D. R. Spurlock2         62      Director                        1993 -
                                Interim President & Chief
                                  Executive Officer             1993 - 1994

D. R. Barnard3          62      Vice President & Chief
                                  Financial Officer             1989 - 1994

Manjit S. Cheema        40      Vice President & Chief          1994 -
                                Financial Officer

Ralph Johnson           51      Vice President                  1995 -

M. D. Blanchard         44      Corporate Secretary &           1987 -
                                General Counsel

Monte W. Smith          41      Treasurer                       1989 -


     Executive Officers of TNMP

                                Positions & Offices Held
                                with TNMP                      Period of
Name                   Age      Within the Past 5 Years1      Such Office

Kevern R. Joyce        48       President & Chief Executive
                                  Officer and Director          1994 -

D. R. Spurlock2        62       Director                        1993 -
                                Interim President & Chief
                                  Executive Officer             1993 - 1994
                                Sector Vice President
                                  - Operations                  1990 - 1992

D. R. Barnard3         62       Senior Vice President &
                                  Chief Financial Officer       1994 - 1994
                                Sector Vice President &
                                  Chief Financial Officer       1990 - 1994

J. V. Chambers, Jr.    45       Senior Vice President & Chief
                                  Customer Officer              1994 -
                                Sector Vice President -
                                  Revenue Production            1990 - 1994

Manjit S. Cheema       40       Vice President & Chief
                                  Financial Officer and
                                  Treasurer                     1994 -

Dennis R. Cash         41       Vice President - Human
                                  Resources & Communications    1994 -
                                General Manager - Human
                                  Resources                     1993 - 1994
                                Manager - Human Resources       1990 - 1993

M. C. Davie3           59       Vice President - Corporate
                                  Affairs                       1983 - 1994

A. B. Davis            57       Vice President & Regional
                                  Customer Officer              1994 -
                                Vice President - Chief Engineer 1992 - 1994
                                Chief Engineer                  1991 - 1992
                                Assistant Chief Engineer        1991
                                Manager - Engineering           1986 - 1991

                                Positions & Offices Held
                                with TNMP                      Period of
Name                   Age      Within the Past 5 Years1       Such Office

L.W. Dillon            40       Vice President & Regional
                                  Customer Officer              1994 -
                                Vice President - Operations     1993 - 1994
                                Division Manager                1990 - 1993

W.D. Hobbs             51       Vice President & Regional
                                  Customer Officer              1994 -
                                TNP One Plant Manager           1992 - 1994

Ralph Johnson          51       Vice President - Power
                                  Resources                     1995 -


M. D. Blanchard        44       Corporate Secretary &
                                  General Counsel               1987 -

Monte W. Smith         41       Controller                      1994 -
                                Treasurer                       1989 - 1994

<F1>

   1 All officers are elected annually by the respective Boards of Directors for a one-year term until the next annual meeting of the Boards of Directors or until their successors shall be elected and qualified. The term of an officer elected at any other time by the Boards also will run until the next succeeding annual meeting of the Boards of Directors or until a successor shall be elected and qualified.
<F2>

   2  Resigned   as  Interim  President  &  Chief  Executive
      Officer effective April 12, 1994.

<F3>

   3  Retired as of December 31, 1994.

     D. R. Spurlock resigned, and D. R. Barnard and M. C. Davie retired on or before December 31, 1994, and each of the other above-named officers is a full-time employee of TNMP and has been for more than five years prior to the date of the filing of this Form 10-K with the exception of Messrs. Joyce, Cheema, Hobbs and Johnson.

     Mr. Joyce joined TNMP and TNPE as President and Chief Executive Officer and a Director in April 1994. Before joining TNMP and TNPE, he was Senior Vice President and Chief Operating Officer of TEP from January 1992 to March 1994. Prior to that, he was Vice President-Rates and Conservation from July 1990 to January 1992. Before joining TEP, Mr. Joyce was Assistant Controller of Public Service Company of New Hampshire, an electric utility.

     Mr. Cheema joined TNMP in June 1994 as Treasurer. Prior to joining TNMP, Mr. Cheema was Assistant Treasurer and Manager of Financial Planning and Budgeting for TEP since March 1990. From 1989 to March 1990, Mr. Cheema was Manager of Investor Relations at Pinnacle West Capital Corporation.

     Mr. Hobbs joined TNMP in April 1992 as TNP One Plant Manager. From 1989 until February 1992 Mr. Hobbs was employed with Fluor Corporation as Project Manager on international/domestic projects which were involved in the development and implementation of educational, maintenance and operational programs for utility and industrial organizations.

     Mr. Johnson joined TNMP and TNPE in February 1995. Before joining TNMP and TNPE, Mr. Johnson was Assistant General Manager for Tri-State Generation & Transmission Association ("Tri-State") in Denver, Colorado, which sells power to rural electric cooperatives, from March 1991 to January 1995. From January 1991 to March 1991, he was a consultant to the General Manager at Tri-State. From 1988 to June 1990, Mr. Johnson was a Senior Vice President at Public Service Company of New Hampshire. Mr. Johnson's experience is in managing electric power generation and transmission functions.

Item 2.    PROPERTIES.

     Substantially all of TNMP's real and personal property secures its long-term debt. For information concerning TNMP's debt, see note 2 of Notes to Consolidated Financial Statements, which is incorporated in this Item 2 by reference.

     Generating Facilities

     TNP One generates power for TNMP's Texas Gulf Coast, Central and Northern Texas service areas. TNP One is a two-unit, lignite-fueled generating plant, using circulating fluidized bed technology, located in Robertson County, Texas. TNP One is satisfactorily operating as a base load facility.

     Transmission and Distribution Facilities

     TNMP's facilities are of sufficient capacity to serve existing customers adequately and to be extended and expanded to serve future customer growth. These facilities primarily consist of overhead and underground lines, substations, transformers and meters. TNMP generally constructs its transmission and distribution facilities upon easements or public rights of way in favor of TNMP and not upon real property held in fee simple.

Item 3.    LEGAL PROCEEDINGS.

     The information set forth in notes 8 and 9 of Notes to Consolidated Financial Statements regarding regulatory and legal matters is incorporated in this Item 3 by reference.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter of 1994.

                                PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS.

     TNPE

     The high and low sales prices of, and the amount of dividends declared and paid on, TNPE's common stock each quarter during 1994 and 1993 are as follows:

                         Market Price Range              Dividends
                          1994            1993             Paid

             quarter   high    low    high    low      1994    1993
             First   $18 5/8  16 5/8  19 3/8  18 1/8  $0.4075  0.4075
             Second   17 3/8  14 5/8  19 1/2  17 1/2   0.4075  0.4075
             Third    15 5/8  13 1/4  17 7/8  14 5/8   0.2000  0.4075
             Fourth   15 3/8  13 5/8  17 3/4  16 3/8   0.2000  0.4075
                                                      $1.2150  1.6300

     TNPE's closing common stock price at the end of 1994 was $14 7/8. TNPE's common stock is traded on the New York Stock Exchange under the symbol "TNP."

     Dividends paid by TNPE generally represent taxable income to stockholders for federal income tax purposes. The approximate number of record holders of TNPE's common stock as of January 31, 1995 was 6,300.

     In February 1995, TNPE's Board of Directors declared quarterly common stock dividends of $0.20 per share. The quarterly dividend is indicative of an annual dividend rate of $0.80 per share.

     TNMP

     TNPE holds all 10,705 outstanding common shares of TNMP.

     For the years ended December 31, 1994 and 1993, TNMP paid common dividends to its parent, TNPE, as follows (amounts in thousands):

                              TNMP Dividends Paid
                      Quarter    1994      1993
                      First    $ 4,400     4,336
                      Second     4,400     4,336
                      Third        -       4,336
                      Fourth     2,200     4,336
                      Total    $11,000    17,344

     Due to the recognition of the regulatory disallowances during the second quarter of 1994, restrictive convenants in TNMP's Bond Indenture did not permit a cash dividend payment during the third quarter. Sufficient earnings were generated during the third quarter to permit a cash dividend payment to TNPE during the fourth quarter. However, as of December 31, 1994, all of TNMP's retained earnings were restricted and the cash dividend to TNPE is suspended until unrestricted retained earnings are restored. Additional information is provided at Items 7 and 8 - note 4 of the Notes to Consolidated Financial Statements.

Item 6.    SELECTED FINANCIAL DATA.
           TNP ENTERPRISES, INC.

                                 1994       1993        1992        1991          1990
                                         (Dollars in Thousands)
Consolidated results:
 Operating revenues        $   477,989     474,242     443,827     441,343      397,289
 Power purchased for resale    194,595     200,183     174,257     216,818      253,416
 Total operating expenses      399,998     396,002     366,824     378,778      360,220
 Net operating income           77,991      78,240      77,003      62,565       37,069
 Net earnings (loss)           (17,441)     11,605      10,930      19,533       16,352
 Earnings (loss) applicable
   to common stock             (18,231)     10,726       9,962      18,455       15,137

Total assets                $1,071,792   1,103,853   1,182,707   1,122,591      807,854

Cash flows:
 Construction expenditures  $   29,038      26,360      22,410      42,536       58,496
 Cash internally generated as a
   percentage of construction
   expenditures                   105%        123%        213%        101%          41%

Common shares outstanding:
 Weighted average               10,750      10,641       8,545       8,275        8,207
 End of year                    10,866      10,696      10,598       8,318        8,238

Per share of common stock:
 Earnings (loss)              $ (1.700)       1.01        1.17        2.23         1.84
  Cash dividends declared        1.215        1.63        1.63        1.63         1.63
 Book value                     17.010       19.97       20.62       21.45        20.86

Capitalization:
 Common stockholders' equity $ 184,869     213,627     218,535     178,388      171,839
 Preferred stock                 8,680       9,560      10,440      11,320       12,600
 Long-term debt,
   less current maturities     682,832     678,994     742,087     525,060      350,301
    Total capitalization     $ 876,381     902,181     971,062     714,768      534,740

Capitalization ratios:
 Common stockholders' equity     21.1%        23.7        22.5        25.0         32.1
 Preferred stock                  1.0          1.1         1.1         1.6          2.4
 Long-term debt,
   less current maturities       77.9         75.2        76.4        73.4         65.5
    Total capitalization        100.0%       100.0       100.0       100.0        100.0

Short-term debt:
 Current maturities of
   long-term debt             $ 2,670        1,070      10,288     201,276       78,570
 Unsecured notes
    payable to banks              -             -          -        36,000       41,900
                            $   2,670        1,070      10,288     237,276      120,470

Cash internally generated is defined as cash generated from operations less cash dividends. The increases in cash internally generated as a percentage of construction expenditures in 1991 and 1992 resulted from rate increases that became effective late in each prior year.

Increases in long-term debt resulted from the following:

          In September 1993, TNMP used proceeds from the issuance of debt securities to prepay additional amounts under the Credit Agreements.

          In January 1992, TNMP used proceeds from the issuance of debt securities to repay and prepay the Credit Agreements and to repay unsecured notes payable to banks.

          In 1991, TNMP acquired the assets of Unit 2, assuming related debt obligations.

Items 7 and 8 - notes 7 and 8 of the Notes to Consolidated Financial Statements provide discussion of key events and uncertainties that may cause the information listed above to not be indicative of future financial condition or results of operations.

                            SELECTED FINANCIAL DATA.
                        TEXAS-NEW MEXICO POWER COMPANY

                                 1994       1993       1992        1991       1990
                                                (Dollars in Thousands)
Consolidated results:
 Operating revenues           $477,989     474,242    443,827     441,343   397,289
 Power purchased for resale    194,595     200,183    174,257     216,818   253,416
 Total operating expenses      399,998     396,002    366,824     378,778   360,220
 Net operating income           77,991      78,240     77,003      62,565    37,069
 Net earnings (loss)           (16,634)     11,523     10,845      19,840    15,376
 Earnings(loss)applicable
   to common stock             (17,424)     10,644      9,877      18,762    14,161

Total assets                $1,060,482   1,093,735  1,156,567   1,111,281   789,651

Cash flows:
 Construction expenditures     $29,038      26,360     22,410      42,536    58,496
 Cash internally generated
 as a percentage of
 construction expenditures        105%        123%       213%        101%       41%


Capitalization:
 Common stockholder's equity $185,777      214,184    205,875     171,393   166,419
 Preferred stock                8,680        9,560     10,440      11,320    12,600
 Long-term debt,
   less current maturities    682,832      678,994    742,087     525,060   350,301
    Total capitalization     $877,289      902,738    958,402     707,773   529,320

Capitalization ratios:
 Common stockholder's equity    21.2%         23.7       21.5        24.2      31.4
 Preferred stock                 1.0           1.1        1.1         1.6       2.4
 Long-term debt,
   less current maturities      77.8          75.2       77.4        74.2      66.2
    Total capitalization       100.0%        100.0      100.0       100.0     100.0

Short-term debt:
 Current maturities of
   long-term debt             $2,670         1,070     10,288      201,276   78,570
 Unsecured notes
  payable to banks               -             -         -          36,000   41,900
                              $2,670         1,070     10,288      237,276  120,470

Per common share information omitted; see Item 5.

Cash internally generated is defined as cash generated from operations less cash dividends. The increases in cash internally generated as a percentage of construction expenditures in 1991 and 1992 resulted from rate increases that became effective late in each prior year.

Increases in long-term debt resulted from the following:

         In September 1993, TNMP used proceeds from the issuance of debt securities to prepay additional amounts under the Credit Agreements.

         In January 1992, TNMP used proceeds from the issuance of debt securities to repay and prepay the Credit Agreements and to repay unsecured notes payable to banks.

         In 1991, TNMP acquired the assets of Unit 2, assuming related debt obligations.


Items 7 and 8 - notes 7 and 8 of the Notes to Consolidated Financial Statements provide discussion of key events and uncertainties that may cause the information listed above to not be indicative of future financial condition or results of operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Overview

     This discussion presents management's analysis of TNPE's and TNMP's financial performance and discusses their strategies for addressing the challenges of a developing competitive environment in the utility industry. Throughout this discussion the references to "note(s)" will refer to the accompanying notes of the Notes to Consolidated Financial Statements.

     Key Events During 1994

     The utility industry is evolving into an increasingly competitive environment. TNPE and TNMP have recognized the changes developing in the utility industry and implemented a plan of action during 1994 to improve their competitive positions within the industry. This action plan consisted of the following:

       - reaching unanimous settlement agreements during 1994 in both Texas and New Mexico to settle the most recent rate applications, which reduce regulatory uncertainty for TNMP and long-term rate uncertainties for customers,

       - the development of a strategic plan that emphasizes providing quality service to customers at competitive pricing and that included an organizational restructuring and staffing reductions and

       -    a 51% reduction in the quarterly dividends on TNPE common stock.

     Rate Case Settlement Agreements

     The settlement agreements combined to provide for an increase in annualized base revenues of $17.9 million. The increase was comprised of $17.5 million in Texas, effective October 2, 1994, and $0.4 million in New Mexico, effective May 16, 1994. In addition, the Texas settlement resolved substantially all outstanding issues in connection with TNMP's two previous filings and required TNMP to write off $35 million of the PUCT's earlier total disallowances of $61.4 million applicable to TNP One. In the approval of the settlement, the PUCT found the remaining costs of TNP One to be reasonable and included in rate base. Note 8 provides additional information regarding the Texas rate case settlement. The New Mexico settlement combined a $7.1 million reduction in purchased power costs with a $0.4 million base revenue increase to provide lower overall rates to TNMP's New Mexico customers.

     Management believes that the additional base revenues provided by the settlement agreements will enable TNMP to rebuild its financial strength. Of equal importance, the settlements enabled TNMP to free up resources devoted toward resolution of disputes arising from prior rate cases, and to redirect these resources toward meeting the challenges of a competitive utility industry.

     Strategic Plan

     The new strategic plan provides TNMP a framework to pursue improvement of its competitive position in an increasingly competitive environment. Key objectives of this strategic plan are to:

       - provide customers with high quality, personal service at competitive prices,

       - concentrate on maintaining a presence in and serving smaller communities (clearly defining TNMP's market niche),

       -    reduce costs and improve competitive position and

       -    create value resulting in a superior return for investors.

     The overall focus of the strategic plan is to pursue activities that primarily benefit customers and, ultimately, investors.

     An initial step undertaken by TNMP in pursuit of its strategic objectives is the company-wide reorganization as described at note 5. The reorganization costs recognized in the fourth quarter of 1994 were $8.8 million. Approximately $6.5 million of these costs will be funded from TNMP's defined pension and postretirement benefits trusts, and the remaining $2.3 million was funded from TNMP's operations. The reorganization creates an overall organizational structure designed to facilitate the pursuit of the strategic objectives. The cost savings from staffing reductions as a result of the reorganization are expected to be approximately $7 million annually in payroll and payroll-related items. Because portions of payroll and payroll-related items are capitalized, the related reduction in operating expenses is estimated to be approximately $5.5 million. Some functions will be outsourced, and the expense of outsourcing these functions is estimated to be $1.2 million in 1995.

     Common Stock Dividends

     TNMP's common stock is wholly owned by TNPE. Due to the recognition of the regulatory disallowances during the second quarter in 1994, restrictive covenants in TNMP's Bond Indenture prohibited TNMP's payment of cash dividends to TNPE until unrestricted retained earnings were available. Sufficient third quarter earnings were generated to permit TNMP to remit a $2.2 million cash dividend to TNPE. However, as of December 31, 1994, all of TNMP's retained earnings were again restricted and cash dividend payments to TNPE are prohibited until unrestricted retained earnings are available. Management expects that TNMP should generate sufficient earnings from operations to permit resumption of the cash dividend to TNPE by the fourth quarter of 1995.

     The dividend restriction applicable to TNMP did not preclude TNPE from remitting a cash dividend to its stockholders during 1994. However, this restriction combined with other factors (the relatively low common equity component of TNPE's capital structure, industry considerations, etc.), contributed to the TNPE Board of Directors' decision to reduce the quarterly dividend by 51% to $0.20 per share. TNPE believes quarterly cash dividends can be sustained at this level during the time period that TNMP is restricted from paying a cash dividend. As of December 31,1994, TNPE had temporary cash investments of $12.2 million.

     Note 4 provides additional information applicable to common stock dividends.

     Results of Operations

     TNPE's consolidated results of operations are summarized as follows:

                                          1994    1993      1992
                               (In Thousands Except Per Share Amounts)
     Earnings (loss)
      applicable to common stock

     TNMP operations                     $(17,424)  10,644   9,877
     Other operations                        (807)      82      85
      Total                              $(18,231)  10,726   9,962

     Earnings (loss) per
       share of common stock

     TNMP operations                      $ (1.62)    1.00    1.16
     Other operations                       (0.08)     .01     .01
      Total                               $ (1.70)    1.01    1.17

     As shown in the above table, the operations of TNMP (the principal subsidiary) represent virtually all of TNPE's operations. Therefore, the succeeding discussion will focus primarily on TNMP's operations.

     The overall TNPE results of operations for 1994 were significantly affected by the one-time items previously mentioned pertaining to the reorganization costs and the regulatory disallowances. The components of these two items are detailed in notes 5 and 8, and the combined after-tax effects are shown below:

                                        1994           1993              1992

                                  Amount    EPS    Amount   EPS    Amount    EPS
                                       (In Thousands Except Per Share Amounts)

Earnings applicable to common
  stock before one-time items    $7,997    0.74    10,726  1.01     9,962    1.17

     One-time items, net of
     income taxes:
      Reorganization costs       (5,723)  (0.53)      -     -        -        -
      Regulatory disallowances  (20,505)  (1.91)      -     -        -        -
        Total one-time
          items, net            (26,228)  (2.44)      -     -        -        -

     Earnings (loss) applicable
      to common stock           (18,231)  (1.70)   10,726  1.01     9,962    1.17

     Weighted average number of
      common shares outstanding  10,750            10,641           8,545


     Overall, 1994 earnings applicable to common stock before the one-time items were $2.7 million less than in 1993. As discussed under "Interest Charges," this resulted from increased interest costs which exceeded an increase in net operating income.

     Although 1993 earnings increased by $0.8 million over 1992, EPS decreased by $0.16 per share due to the effect of issuing two million additional common shares in December 1992.

     TNPE and TNMP do not believe the effects of inflation, as measured by the Consumer Price Index over the last three years, have had a material negative impact on their consolidated financial position or results of operations.

     Results from operations for TNPE during the past three years are summarized as follows (in millions):

                                                        Increase (Decrease)
                                   Annual Amounts          From Prior Year
                               1994     1993    1992    1994     1993

     Operating revenues    $  478.0    474.2   443.8     3.8     30.4

     Operating expenses      (400.0)  (396.0) (366.8)   (4.0)   (29.2)

     Net operating income      78.0     78.2    77.0    (0.2)     1.2

     Other income (loss), net (20.2)    1.3     2.2    (21.5)    (0.9)

     Interest charges         (75.2)  (67.9)  (68.3)    (7.3)     0.4

     Net earnings (loss)   $  (17.4)   11.6    10.9    (29.0)     0.7

     Detailed explanations related to the annual fluctuations shown above are included in the discussion below.

     Operating Revenues

     Annual Fluctuations

     The following table presents the components of the changes in operating revenues:

                                       Increase (Decrease) From Prior Year
                                         1994                   1993
                                             (Dollars In Millions)
     Changes in:

     Base rate operating revenues    $1.8    0.4%          $(1.6)  (0.3)%

     Recovery of purchased
       power costs                   (5.6)  (1.2)           25.9    5.8

     Recovery of fuel costs           1.9    0.4            (1.2)  (0.3)

     Customer usage                   5.5    1.2             8.3    1.9

     Other revenues                   0.2    0.0            (1.0)  (0.2)

      Total                          $3.8    0.8%          $30.4    6.9%

     Annual revenues increased by $3.8 million (0.8%) during 1994 as compared to 1993. The revenue increase is the result of increases in:

       - customer usage (2.9% overall KWH sales increase) attributed to increases in the number of residential and commercial customers,

       - base rate revenues from settlements of rate application filings in May 1994 for New Mexico, and in October 1994 for Texas, and

       - the Texas fixed fuel recovery factor (discussed under "Operating Expenses").

     These increases were partially offset by a decrease in the recovery of the costs of power purchased for resale. Purchased power costs are passed directly through to customers. TNMP took advantage of provisions in its New Mexico purchased power contracts to shift purchases to lower cost suppliers, saving approximately $7.1 million on an annualized basis (discussed under "Operating Expenses").

     During 1993, annual revenues increased by $30.4 million (6.9%) as compared to 1992. This revenue increase is attributed primarily to the recovery of increased purchased power costs and to increased KWH sales in 1993 (3.6%) as a more normal weather pattern was experienced in 1993 as compared to 1992. Also contributing to the favorable revenue increases were increases in
     (1) the number of residential customers and (2) commercial and industrial usage spurred by increased economic activity. During 1993, the number of industrial customers decreased by 14, but that decrease was primarily as a result of the consolidation of customers for billing purposes and the reclassification of certain customers to the commercial class. The actual net reduction was only 3 industrial customers in 1993.

     Anticipated Developments

     In 1994, 84.1% of TNMP's revenues were generated in Texas. As stated in note 8, a moratorium exists which prohibits TNMP from filing for a rate increase prior to March 1997, and permits rate increase filings from March 1997 through March 1999 only if certain force majeure events occur. Those events must result in a base revenue loss or an increase in costs or expenses of at least $9 million in any one year or $12 million over two years. The force majeure events include:

          -    changes in federal income taxes exceeding $2.5 million,

          -    legislative or regulatory actions exceeding $2.5 million,

          -    inflation greater than 8% for one year,

          - 30-year U.S. Treasury Bond yield greater than 8.75% for six months and/or

          -    base revenue decrease greater than $2.5 million.

     TNMP does not currently foresee that these events will result in a Texas rate application during the moratorium.

     Presently, TNMP does not have any plans to file for a rate increase in New Mexico in the near term. Since base rates are expected to remain fairly level for the next several years, TNMP's future opportunities for revenue growth is expected to be derived from increasing its customer base and offering new services. TNMP intends to aggressively pursue the opportunities related to expanding the customer base, in addition to maintaining and serving existing customers.

     An example of expanding the customer base involves a former customer that switched to self-generation during the late 1970s. TNMP recently executed an agreement to commence selling electric power to this customer beginning in 1996. This agreement is expected to contribute $15 million to annual revenues ($2 million to base revenues).

     One major industrial customer providing annual revenues of $29 million in 1994 ($9 million in base revenues) has contracted with a developer to construct a 300-MW cogeneration plant, which is expected to commence operations in 1998. TNMP is actively negotiating with the customer and the developer for arrangements that potentially would enable TNMP to continue providing electrical services to the customer and lower system operating costs. Additional discussion is provided at Item 1 - Competitive Conditions, which is incorporated here by reference.

     The sale of the Texas Panhandle properties is expected to result in lower revenues, as discussed under "Other Pending Issues."

     Operating Expenses

     Annual Fluctuations

     Annual operating expenses during 1994 increased by $4.0 million as compared to 1993. However, excluding the effect of the one-time $8.8 million reorganization costs, operating expenses decreased by $4.8 million. The overall decrease is primarily attributed to reductions in purchased power ($5.6 million), and income taxes ($5.5 million) partially offset by increases in fuel ($2.7 million) and other operating and general ("Other O & G") expenses ($3.1 million).

     The decrease in purchased power costs resulted from the New Mexico-related unit cost reductions previously discussed and is also reflected as a reduction in operating revenues. The increase in fuel is primarily due to an increase in the fixed fuel recovery factor approved by the PUCT in connection with the Texas rate case settlement. The fixed fuel factor provides a basis for TNMP to recover fuel costs through rates charged to the customers. The corresponding effect to operating revenues is described above. As of December 31, 1994, TNMP was under-recovered on its cumulative fuel costs by $15 million. TNMP's continued efforts to reduce this under-recovered balance is discussed below in "Anticipated Developments."

     The increase in Other O & G expenses from 1993 to 1994 is primarily due to increases in costs of $2.3 million for labor (general wage increase) and labor-related items (thrift plan contributions and postretirement benefits plan contributions). The labor increase of $1.2 million resulted from a 3% general wage increase implemented in January 1994, the first such adjustment since 1991. Increased thrift contributions of $0.8 million resulted from TNMP restoring employer matching contributions to the 401(k) thrift plan in July 1994; the employer thrift contributions had been discontinued since January 1, 1993. The increased postretirement benefits costs ($0.2 million) resulted from increases in the expected growth of health care costs. In addition to labor and labor-related increases, Other O & G expenses increased due to increased tree trimming costs ($0.3 million).

     During 1993, annual operating expenses increased by $29.2 million as compared to 1992. The increase is primarily attributed to purchased power ($25.9 million) and income taxes ($2.4 million). The significant increase in purchased power is primarily due to an increase in the average cost of KWH purchased from suppliers. Also, contributing to the increase was increased KWH sales experienced in 1993 as described above in "Operating Revenues." The increase in income taxes is due to an increase in operating income.

     Anticipated Developments

     Purchased power costs represent TNMP's largest operating expense. As described in Item 1 - Competitive Conditions, TNMP believes the Energy Policy Act of 1992 will present opportunities to procure less expensive wholesale power. In pursuit of these opportunities, TNMP provided notice to TU in January 1995 of its intent to terminate its full requirements power supply contract effective no later than January 1, 1999 as discussed in note 9. In 1994, TU represented TNMP's second largest source of purchased power in Texas. TNMP intends to solicit competitive bids during the first half of 1995 to replace the power provided by TU. Also, TNMP has contracted with TEP to procure wholesale power to reduce purchases from its more expensive sources for TNMP's New Mexico customers. This contract will be effective during 1996 and is expected to result in savings of $1.8 million to TNMP's New Mexico customers.

     In addition, TNMP anticipates a 19% price reduction for wholesale power purchased from HL&P. TNMP participated as an intervenor in HL&P's recent Texas rate case and was a party to a stipulated agreement signed February 22, 1995, which should resolve HL&P's rate case. Contingent on regulatory approval, the stipulated wholesale base rates will be retroactively effective January 1, 1995. TNMP's contract with Clear Lake provides that TNMP will pay Clear Lake 98% of the cost that TNMP actually avoids from HL&P by purchasing the power from Clear Lake. The cost that TNMP actually avoids from HL&P is based upon HL&P's wholesale rate. Therefore, this price reduction will also impact TNMP's cost of purchases from Clear Lake, TNMP's largest source of purchased power in Texas. Based on the quantities purchased from HL&P and Clear Lake in 1994, the annual effect of the rate reductions is expected to reduce purchased power costs to TNMP's customers by approximately $11.5 million.

     Fuel costs represent another significant operating expense. As discussed in note 9, TNMP successfully negotiated a 20% reduction in the cost of lignite coal procured from Walnut Creek Mining Company effective January 1, 1995. The cost savings initially will be applied to reduce the $15 million accumulated under-recovery of fuel costs currently recorded on the accompanying consolidated balance sheet. Once the under-recovery is eliminated, TNMP plans to request a revised fuel factor from the PUCT, enabling cost savings to be passed on to customers. This is expected to occur during the latter half of 1996.

     In 1995, labor and labor-related costs are expected to be reduced by approximately $7 million due to the company-wide staffing reductions resulting from the previously discussed reorganization. The approximately $5.5 million portion of these savings that would reduce operating expenses is expected to be offset somewhat by the outsourcing of certain functions at a cost estimated to be approximately $1.2 million during 1995.

     Also, the 1995 results will be impacted by non-cash items pertaining to depreciation and rate case amortization expenses. TNMP will recognize increased annual depreciation expense of $1.1 million due to new depreciation studies approved in the Texas and New Mexico rate case settlements. The studies generally provide for higher depreciation rates. The depreciation increase will be offset partially by decreased annual amortization of $0.8 million resulting from a longer amortization period for deferred rate case expenses.

     During the first quarter of 1995, TNMP's Board of Directors approved an incentive compensation plan, which is expected to be effective during 1995 subject to stockholders' approval. Under the plan, employees are awarded the opportunity to earn incentive payments for achieving target goals established by the Board.

     The   sale  of  the  Texas  Panhandle  properties  should  reduce operating expenses, as discussed under "Other Pending Issues."

     Other Income (Loss), Net of Taxes

     TNMP

     TNMP's $19.4 million other loss, net of taxes, for 1994 is due primarily to the recognition of the $20.5 million regulatory disallowance (net of income taxes) resulting from the Texas rate case settlement as detailed in note 8. Excluding the effect of this one-time item, 1994 other income was comparable to 1993.

     In 1993, other income decreased by $0.9 million as compared to 1992. This resulted from TNMP having lower interest income on investment balances after reducing temporary cash investments to pay down debt in September 1993.

     TNPE

     TNPE's $20.2 million other loss, net of taxes, for 1994 is essentially attributable to the regulatory disallowances and other factors discussed above for TNMP. TNPE also experienced decreases in interest income and increases in certain taxes that added to the other loss in 1994. The change to 1993 from 1992 is basically the result of the same factors discussed above for TNMP.

     Interest Charges

     Annual Fluctuations

     Annual interest charges during 1994 increased by $7.3 million as compared to 1993. The increase resulted from the issuance of $270 million of debt during September 1993 which replaced debt with lower interest rates. The issuance of these securities enabled TNMP to extend the maturities of the remaining debt associated with the Unit 2 Credit Agreement and to utilize the prepayment/subsequent reborrowing provisions as discussed under "Liquidity and Capital Resources."

     During 1993, annual interest did not change materially from 1992.

     Anticipated Developments

     First mortgage bonds and secured debentures comprise 87.6% of total long-term debt. Since the bonds and debentures have fixed interest rates and insignificant maturities during the next two years, overall interest charges are not expected to materially vary during the next two years. Refer to "Liquidity and Capital Resources" for comments pertaining to refinancing future maturities of long-term debt beyond two years.

     Outstanding amounts applicable to the Unit 2 Credit Agreement will fluctuate due to the prepayment/subsequent reborrowing provisions as described under "Liquidity and Capital Resources." Also, the associated interest rates will fluctuate since they are primarily linked to LIBOR, CD or prime rates which have been rising since the first quarter of 1994. The amount outstanding under the Unit 2 Credit Agreement is expected to be reduced from 1994 year-end levels by free cash flow from operations during 1995. Management plans to investigate alternatives to determine the competitiveness of this source of capital.

     The  sale of the Texas Panhandle properties (as described at note
     9) is expected to reduce future interest charges as explained below.

     Other Pending Issues

     Sale of Texas Panhandle Properties

     Pursuant to the Texas rate case settlement, TNMP agreed to actively pursue the sale of its franchise rights and utility plant located in the Texas Panhandle. In 1994, TNMP executed a contract to sell to Southwestern Public Service Company the electrical operations in the Texas Panhandle for $29.2 million, subject to satisfaction of certain conditions and the necessary regulatory approvals. TNMP will be required under the Bond Indenture to apply the entire amount of sale proceeds toward the reduction of FMBs. From an operating perspective, the loss of annual revenues of $9.6 million is expected to be offset by expected cost reductions of up to $9.8 million applicable to operating expenses and interest costs. Therefore, the anticipated divestiture of these properties is not expected to materially impact TNMP's earnings except for any gain on disposition. In the event that the regulatory approvals are not obtained or the conditions are not satisfied, TNMP plans to consider other alternatives that could result in similar economic benefits to TNMP, its stockholders and the Panhandle customers. The timing of the recognition of any gain will be dependent upon the manner in which the matter is ultimately resolved. Note 9 provides additional information regarding this sale.

     Revenues Subject to Refund

     The Texas rate case settlement did not affect a tax-related issue from a previous Texas rate case filed in 1991. The issue involves $4.8 million of revenues that have been collected from customers as of December 31, 1994, but have not been recognized in the consolidated statements of operations. Recognition of these revenues is conditioned upon TNMP receiving a private letter ruling from the IRS supporting TNMP's position on certain income tax consequences. While no assurances can be given, TNMP expects to receive a favorable ruling during 1995. An unfavorable ruling would result in a refund to Texas customers of the $4.8 million previously collected and the recognition of an additional $8.1 million regulatory liability to the Texas customers. Note 8 provides additional information regarding this item.

     ITC Associated with TNP One

     As described at note 7, TNPE's claim in the consolidated federal income tax returns for ITC associated with the construction of TNP One is expected to be formally contested by an IRS revenue agent. Of the $22 million of ITC at issue, TNPE and its subsidiaries have utilized $5 million in consolidated returns through 1993. Management believes its claim to ITC is valid; however, if the revenue agent's position is upheld, cash flow from operations would be adversely impacted by the ITC utilized to date and for related accelerated depreciation claimed in the tax returns filed in prior years. The aggregate adverse effect to cash flow would be $8.6 million, including interest. However, the adverse impact to results of operations would approximate $0.8 million for the ITC amortized by TNPE and TNMP through 1994. Management intends to vigorously defend its position that the property qualifies for ITC.

     Liquidity and Capital Resources

     Sources of Liquidity

     During the past three years, TNMP's sources of working capital from internally generated cash flow provided through operations and access to the Unit 2 Credit Agreement have been sufficient to fund daily operational requirements (including capital expenditures). This is supported by the cash flow statistics included in Item 6. Following the 1993 debt refinancing, TNMP obtained the ability to reborrow prepayments under the Unit 2 Credit Agreement. As discussed in note 2, each reborrowing from the Unit 2 Credit Agreement is subject to an interest coverage test and an equity ratio test. As of December 31, 1994, the unused commitment associated with the Unit 2 Credit Agreement was $62.5 million. The scheduled reductions to the commitment commence on January 1, 1996, as discussed in note 2.

     The sources of liquidity previously described are expected to be adequate to fund operations for the foreseeable future and the possible adverse resolution of the issues involving revenues subject to refund and the ITC claim applicable to TNP One as previously described.

     See   additional   discussion   below   under   "Future   Capital
     Requirements" detailing management's expectations of future cash flows from operations.

     Consolidated Financial Condition

     A summary of the components of capitalization and related ratios is listed at Item 6. TNPE's highly leveraged position (74% to 78% debt to capitalization) is a direct result of the assumption of the construction costs and related debt obligations of Unit 1 and Unit 2 during 1990 and 1991, respectively. Prior to 1990, TNPE's capital structure contained less than 50% debt. The discussion listed below at "Capital Resources" will discuss management's intent to increase the equity component of TNPE's capital structure.

     Capital Resources

     During the past three years, TNMP has obtained needed outside sources of capital as follows (in millions):

                           1994             1993           1992
                       Amount  Rate    Amount   Rate    Amount   Rate

First mortgage bonds  $   -     -      $100.0    9.25%  $130.0  11.25%

Secured debentures        -     -       140.0   10.75    130.0  12.50

Net borrowings under
  the Credit
  Agreements             6.5  various*    -    various*   11.5   various*

Equity contributions
  received from TNPE      -     -        15.0      -      38.4     -

<F1>
     * Note 2 describes the methods under which interest rates were determined.

     Funds for the 1992 equity contribution from TNPE were obtained from a public offering of 2 million shares of TNPE common stock. TNMP used these funds to retire construction debt for TNP One.

     TNMP's  Bond  Indenture  contains  covenants  that  restrict  the issuance  of  additional FMBs as described at note  2.  Based  on
     December 31, 1994 financial information and assuming an 11.0% interest rate with satisfactory market conditions, TNMP would be permitted to issue $23 million of additional FMBs. However, this amount must further be substantiated by another test that requires sufficient collateral be available to secure the issuance of additional FMBs. As of December 31, 1994, the collateral provision would permit issuance of $33 million of additional FMBs.

     The indenture which governs secured debentures permits issuance of additional secured debentures if equal amounts of secured debentures and secured notes payable under the Unit 2 Credit Agreement are replaced.

     TNMP's ability to issue preferred stock is restricted by interest and dividend coverage tests. TNMP does not presently have the ability to issue any preferred stock, and does not expect to have the ability to issue preferred stock before 1998.

     TNPE's ability to issue common stock is predicated on market conditions and its financial performance. As of December 31, 1994, TNPE's book value and market value were $17.01 and $14.78, respectively. Since most of the assets, liabilities and earnings capability of TNPE are those of TNMP, TNPE's ability to issue common stock is largely dependent upon the financial performance of TNMP.

     Future Capital Requirements

     Based upon the balance of preferred stock and long-term debt at December 31, 1994, TNMP's future capital requirements through 1999 are projected to be as follows (amounts in millions):

                              1995   1996  1997   1998   1999
Preferred stock redemptions  $ 0.9   0.8    0.6    0.6    0.2

Long-term debt
  maturities (note 2)          2.7  10.9  168.0   38.0  131.0

Capital expenditures          29.0  29.1   33.3   32.5   33.2

Total capital requirements   $32.6  40.8  201.9   71.1  164.4

     Management believes the key events which occurred during 1994_the rate case settlements and the development of the new strategic plan_constitute the basis for enabling TNMP to increase profitability and restore its financial integrity in the future. The combination of the following items is expected to generate increased cash flow from operations:

          -    increased base revenues from the rate case settlements,
          -    reduced labor costs from the reorganization,
          -    reduced fuel costs and
          - increased customer base resulting from competitive pricing and increased focus on customer needs.

     TNMP expects to generate sufficient funds from internal operations to fund capital requirements during 1995 and 1996. TNMP anticipates that capital requirements from 1997 through 1999 will be primarily funded from the combination of internally generated cash and issuance of new securities by TNMP and/or TNPE. The anticipated improvement in TNMP's financial health should enable TNMP to issue long-term debt at interest rates lower than the debt replaced.

     Other Matters

     The FASB issued SFAS 112, "Employers' Accounting for Postemployment Benefits" which addresses the accounting and reporting for the estimated costs of benefits provided by an employer to former employees after employment but before retirement. SFAS 112 was effective for fiscal years beginning after December 15, 1993. The costs applicable to TNMP are immaterial.

     Also under consideration by FASB is an anticipated pronouncement regarding the subject of impairment of long-lived assets. Under the present regulatory environment in which TNMP operates, this pronouncement would not be expected to affect TNMP. As the utility industry evolves into an increasingly competitive environment, management will continue to assess the effects of the proposed pronouncement.

     Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     Independent Auditors' Report




     The Board of Directors and Stockholders
     TNP Enterprises, Inc.:

     We have audited the consolidated financial statements of TNP Enterprises, Inc. and subsidiaries as listed in the accompanying index at Part IV. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNP Enterprises, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

     In  connection with the revenues subject to refund  discussed  in note 8 to the consolidated financial statements, uncertainties exist with respect to the regulatory treatment of the income tax benefits of the regulatory disallowances recognized in 1994. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may ultimately be required upon resolution of this matter has been made in the accompanying consolidated financial statements.

     As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting
     Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. As discussed in note 6, the Company also adopted the provisions of the Financial Accounting Standards Board's SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions in 1993.



                                             KPMG Peat Marwick LLP


     Fort Worth, Texas
     January 27, 1995

                     Independent Auditors' Report




     The Board of Directors
     Texas-New Mexico Power Company:

     We have audited the consolidated financial statements of Texas-New Mexico Power Company (a wholly owned subsidiary of TNP Enterprises, Inc.) and subsidiaries as listed in the accompanying index at Part IV. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

     In  connection with the revenues subject to refund  discussed  in note 8 to the consolidated financial statements, uncertainties exist with respect to the regulatory treatment of the income tax benefits of the regulatory disallowances recognized in 1994. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may ultimately be required upon resolution of this matter has been made in the accompanying consolidated financial statements.

     As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting
     Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. As discussed in note 6, the Company also adopted the provisions of the Financial Accounting Standards Board's SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions in 1993.



                                             KPMG Peat Marwick LLP


     Fort Worth, Texas
     January 27, 1995

                TNP ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Years Ended December 31, 1994



                                         1994      1993      1992
                                 (In Thousands Except Per Share Amounts)
OPERATING REVENUES (note 8)            $477,989   474,242  443,827

OPERATING EXPENSES:
 Power purchased for resale             194,595   200,183  174,257
 Fuel                                    46,988    44,348   44,977
 Other operating and general expenses    72,472    69,406   70,003
 Maintenance                             11,966    11,460   11,342
 Reorganization costs (note 5)            8,782      -        -
 Depreciation of utility plant           36,782    36,015   35,098
 Taxes, other than on income             29,651    30,296   29,250
 Income taxes (note 7)                   (1,238)    4,294    1,897
   Total operating expenses             399,998   396,002  366,824

NET OPERATING INCOME                     77,991    78,240   77,003

OTHER INCOME (LOSS):
 Recognition of regulatory
   disallowances (note 8)               (31,546)     -         -
 Other income and deductions, net         1,057     1,972    3,349
 Income taxes (notes 7,8)                10,305      (666)  (1,139)
   Other income (loss), net of taxes    (20,184)    1,306    2,210

EARNINGS BEFORE INTEREST CHARGES         57,807    79,546   79,213

INTEREST CHARGES:
 Interest on long-term debt              71,568    63,833   63,893
 Amortization of debt related costs
   and other interest                     3,955     4,411    4,539
 Allowance for borrowed funds
   used during construction                (275)     (303)    (149)
   Total interest charges                75,248    67,941   68,283

NET EARNINGS (LOSS)                     (17,441)   11,605   10,930

DIVIDENDS ON PREFERRED STOCK               (790)     (879)    (968)

EARNINGS (LOSS) APPLICABLE TO
   COMMON STOCK                        $(18,231)   10,726    9,962

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING             10,750    10,641    8,545

EARNINGS (LOSS) PER
  SHARE OF COMMON STOCK                  $(1.70)     1.01     1.17

DIVIDENDS PER SHARE OF COMMON STOCK      $1.215      1.630   1.630






See accompanying Notes to Consolidated Financial Statements.


                 TNP ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Years Ended December 31, 1994



                                               1994      1993      1992
                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                $475,462   460,463   460,803
 Power purchased for resale                  (193,366) (195,063) (176,890)
 Fuel costs paid                              (46,537)  (46,049)  (45,720)
 Cash paid to other suppliers
   and for payroll                            (85,912)  (76,254)  (90,835)
 Interest paid, net of
   amounts capitalized                        (76,402)  (59,028)  (62,130)
 Income taxes paid                                365    (3,263)   (1,230)
 Other taxes paid, net
   of amounts capitalized                     (30,323)  (30,344)  (27,870)
 Other operating cash receipts
   and payments, net                            1,014       236     6,420

NET CASH PROVIDED BY OPERATING ACTIVITIES      44,301    50,698    62,548

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to utility plant, net of
   capitalized depreciation and interest      (29,038)  (26,360)  (22,410)
 Purchases of temporary investments            (5,590)     -         -

NET CASH USED IN INVESTING ACTIVITIES         (34,628)  (26,360)  (22,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid on preferred
   and common stocks                          (13,823)  (18,223)  (14,748)
 Issuances:
   Common stock                                 2,502     1,701    43,925
   Borrowings under secured notes payable     188,500      -       11,500
   Other long-term debt                          -      240,000   260,000
   Deferred expenses associated
     with financings                             -       (8,940)   (9,124)
 Redemptions:
   Preferred stock                               (880)     (880)     (880)
   Repayments under
     secured notes payable                   (182,028) (280,700) (244,000)
   Other long-term debt                        (1,070)  (31,658)   (1,498)
   Short-term debt                               -         -      (36,000)

NET CASH PROVIDED BY
 (USED IN) FINANCING ACTIVITIES                (6,799)  (98,700)    9,175

NET CHANGE IN CASH AND CASH EQUIVALENTS         2,874   (74,362)   49,313

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                         12,423    86,785    37,472

CASH AND CASH EQUIVALENTS AT END OF YEAR      $15,297    12,423    86,785
                                                         (continued)

                TNP ENTERPRISES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                  Three Years Ended December 31, 1994
                                               1994      1993      1992
                                                    (In Thousands)
RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:

 Net earnings (loss)                         $(17,441)   11,605    10,930

 Adjustments to reconcile net
   earnings (loss) to net
   cash provided by operating activities:
   Depreciation of utility plant               36,782    36,015    35,098
   Amortization of debt expense, discount
      and premium, and other deferred charges   5,495     4,939     5,667
   Allowance for borrowed funds used
     during construction                         (275)     (303)     (149)
   Deferred income taxes                      (10,915)    5,534       541
   Investment tax credit adjustments           (1,436)     (953)   (2,479)
   Reorganization costs                         6,858       -         -
   Recognition of regulatory disallowances     31,546       -         -

 Cash flows impacted by changes in current assets and liabilities:
   Deferred purchased power and fuel costs       (107)    2,584   (5,493)
   Accrued interest                            (4,422)    7,246    2,256
   Revenues subject to refund                   1,382   (14,115)  15,961
   Changes in other current
     assets and liabilities                    (2,495)   (1,158)   2,488

 Other - net                                     (671)     (696)  (2,272)

NET CASH PROVIDED BY OPERATING ACTIVITIES     $44,301    50,698   62,548

See accompanying Notes to Consolidated Financial Statements.

                TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1994 and 1993



                                                  1994        1993
                                                    (In Thousands)
ASSETS
UTILITY PLANT:
 Electric plant (notes 2, 8)                   $1,192,277   1,203,636
 Construction work in progress                      3,816       5,282
     Total                                      1,196,093   1,208,918
 Less accumulated depreciation                    228,820     202,923
     Net utility plant                            967,273   1,005,995
NONUTILITY PROPERTY, at cost                        1,308       1,673
CURRENT ASSETS:
 Cash and cash equivalents                         15,297      12,423
 Temporary investments                              5,590         -
 Customer receivables                               3,832         764
 Inventories, at the lower of
    average cost or market:
   Fuel                                             1,157       1,422
   Materials and supplies                           7,527       7,793
 Deferred purchased power and fuel costs           15,258      15,151
 Accumulated deferred income taxes (note 7)         2,702       2,867
 Other current assets                               1,817       1,071
     Total current assets                          53,180      41,491
REGULATORY TAX ASSETS                              17,304      16,915
DEFERRED CHARGES                                   32,727      37,779
                                               $1,071,792   1,103,853

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (See
  Consolidated Statements of Capitalization):
 Common stockholders' equity (notes 2, 4)      $  184,869     213,627
 Preferred stock (note 3)                           8,680       9,560
 Long-term debt, less
   current maturities (notes 2, 4)                682,832     678,994
     Total capitalization                         876,381     902,181
CURRENT LIABILITIES:
 Current maturities of long-term debt               2,670       1,070
 Accounts payable                                  21,951      22,450
 Accrued interest                                  11,693      16,115
 Accrued taxes                                     17,722      17,221
 Customers' deposits                                3,973       4,464
 Revenues subject to refund (note 8)                4,782       3,400
 Other current liabilities                         10,621       9,344
     Total current liabilities                     73,412      74,064
REGULATORY TAX LIABILITIES (note 8)                47,307      49,314
ACCUMULATED DEFERRED INCOME TAXES (note 7)         46,960      55,709
ACCUMULATED DEFERRED
  INVESTMENT TAX CREDITS (note 7)                  16,912      18,348
DEFERRED CREDITS (note 6)                          10,820       4,237
COMMITMENTS AND CONTINGENCIES (notes 7, 8, 9)  $1,071,792   1,103,853







See accompanying Notes to Consolidated Financial Statements.

                 TNP ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      December 31, 1994 and 1993


                                                                        1994      1993
                                                                        (In Thousands)
COMMON STOCKHOLDERS' EQUITY (notes 2, 4):
 Common stock with no par value per share.
   Authorized shares: 50,000,000
   Outstanding shares: 10,866,441 in
   1994 and 10,695,860 in 1993                                         $134,117  131,615
 Retained earnings                                                       50,752   82,012

     Total common stockholders' equity                                 $184,869  213,627



PREFERRED STOCK (note 3):
 Preferred stock with no par value.
   Authorized shares: 5,000,000
   Outstanding shares: None

 Redeemable cumulative preferred stock of wholly owned subsidiary with
$100 par value.
   Authorized shares: 1,000,000
                    Redemption price at
                    option of subsidiary      Outstanding shares
                       1994       1993          1994         1993         1994     1993

Series B, 4.650%     $100.000   100.000       24,000        25,200       $2,400   $2,520
Series C, 4.750       100.000   100.000       13,800        14,400        1,380    1,440
Series D,11.000       101.040   101.570        2,000         3,200          200      320
Series E,11.000       101.040   101.570        1,000         1,600          100      160
Series F,11.000       101.040   101.570        2,000         3,200          200      320
Series G,11.875       106.432   106.927       44,000        48,000        4,400    4,800

     Total redeemable
       cumulative preferred stock             86,800        95,600       $8,680    9,560


LONG-TERM DEBT (notes 2,4):
 FIRST MORTGAGE BONDS:
Series L, 10.500% due 2000                                               $9,720    9,840
Series M,  8.700  due 2006                                                8,300    8,400
Series R, 10.000  due 2017                                               63,050   63,700
Series S,  9.625  due 2019                                               19,800   20,000
Series T, 11.250  due 1997                                              130,000  130,000
Series U,  9.250  due 2000                                              100,000  100,000
    Total first mortgage bonds                                          330,870  331,940
      Unamortized discount, net of premium                                 (640)    (676)
    Total first mortgage bonds, net                                     330,230  331,264

 SECURED DEBENTURES:
   12.50% due 1999                                                      130,000  130,000
   Series A, 10.75% due 2003                                            140,000  140,000
   Total secured debentures                                             270,000  270,000

 SECURED NOTES PAYABLE                                                   85,272   78,800

     Total long-term debt                                               685,502  680,064
       Less current maturities                                           (2,670)  (1,070)

     Total long-term debt, less current maturities                     $682,832  678,994

TOTAL CAPITALIZATION                                                  $876,381   902,181



See accompanying Notes to Consolidated Financial Statements.

                TNP ENTERPRISES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
               AND REDEEMABLE CUMULATIVE PREFERRED STOCK
                  Three Years Ended December 31, 1994



                                Common Stockholders' Equity           Redeemable
                                                                      Cumulative
                                 Common Stock     Retained            Preferred
                               Shares    Amount   Earnings    Total   Stock
                                               (In Thousands)

YEAR ENDED DECEMBER 31, 1992:
 Balance, January 1, 1992       8,318   $85,989    92,399    178,388     11,320
 Net earnings                     -         -      10,930     10,930        -
 Dividends on preferred stock     -         -        (968)      (968)       -
 Dividends on common stock-
     $1.630 per share             -         -     (13,780)   (13,780)       -
 Sale of common stock           2,280    43,925       -       43,925        -
 Purchase and retirement of
   preferred stock*               -         -          40         40       (880)
   Balance, December 31, 1992  10,598   129,914    88,621    218,535     10,440


YEAR ENDED DECEMBER 31, 1993:
 Net earnings                     -        -       11,605     11,605        -
 Dividends on preferred stock     -        -         (879)      (879)       -
 Dividends on common stock -
   $1.630 per share               -        -      (17,344)   (17,344)       -
 Sale of common stock              98     1,701       -        1,701        -
 Purchase and retirement of
   preferred stock*               -        -            9          9       (880)
   Balance, December 31, 1993  10,696   131,615    82,012    213,627      9,560


YEAR ENDED DECEMBER 31, 1994:
 Net loss                         -        -      (17,441)   (17,441)        -
 Dividends on preferred stock     -        -         (790)      (790)        -
 Dividends on common stock -
   $1.215 per share               -        -      (13,046)   (13,046)        -
 Sale of common stock             170     2,502      -         2,502         -
 Purchase and retirement of
   preferred stock*               -        -           17         17       (880)
   Balance, December 31, 1994  10,866  $134,117    50,752    184,869      8,680




* The following shares were retired each year:

  Series Rate    Shares
    B    4.650%  1,200
    C    4.750     600
    D   11.000   1,200
    E   11.000     600
    F   11.000   1,200
    G   11.875   4,000




See accompanying Notes to Consolidated Financial Statements.

            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
         (a wholly owned subsidiary of TNP Enterprises, Inc.)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Years Ended December 31, 1994



                                   1994      1993      1992
                                        (In Thousands)

OPERATING REVENUES (note 8)     $477,989    474,242   443,827

OPERATING EXPENSES:
 Power purchased for resale      194,595    200,183   174,257
 Fuel                             46,988     44,348    44,977
 Other operating and
   general expenses               72,472     69,406    70,003
 Maintenance                      11,966     11,460    11,342
 Reorganization costs (note 5)     8,782        -         -
 Depreciation of utility plant    36,782     36,015    35,098
 Taxes, other than on income      29,651     30,296    29,250
 Income taxes (note 7)            (1,238)     4,294     1,897
   Total operating expenses      399,998    396,002   366,824

NET OPERATING INCOME              77,991     78,240    77,003

OTHER INCOME (LOSS):
 Recognition of regulatory
   disallowances (note 8)        (31,546)       -         -
 Other income and
   deductions, net                 1,475      1,846    3,220
 Income taxes (notes 7, 8)        10,694       (622)  (1,095)
   Other income (loss),
     net of taxes                (19,377)     1,224    2,125

EARNINGS BEFORE
  INTEREST CHARGES                58,614     79,464   79,128

INTEREST CHARGES
 Interest on long-term debt       71,568     63,833    63,893
 Amortization of debt related
   costs and other interest        3,955      4,411     4,539
 Allowance for borrowed funds
   used during construction         (275)      (303)     (149)
   Total interest charges         75,248     67,941    68,283

NET EARNINGS (LOSS)              (16,634)    11,523    10,845

DIVIDENDS ON PREFERRED STOCK        (790)      (879)     (968)

EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK                  $(17,424)    10,644     9,877




















See accompanying Notes to Consolidated Financial Statements.

            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
         (a wholly owned subsidiary of TNP Enterprises, Inc.)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Years Ended December 31, 1994

                                           1994       1993      1992
                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers          $ 475,462   460,463   460,803
 Power purchased for resale             (193,366) (195,063) (176,890)
 Fuel costs paid                        (46,537)   (46,049)  (45,720)
 Cash paid to other suppliers
   and for payroll                      (86,632)   (79,583)  (83,413)
 Interest paid, net of
   amounts capitalized                  (76,402)   (59,028)  (62,130)
 Income taxes paid                       (1,215)    (2,388)   (1,185)
 Other taxes paid, net of
   amounts capitalized                  (29,906)   (29,888)  (27,513)
 Other operating cash
   receipts and payments, net             1,442      1,532     3,759

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                   42,846     49,996    67,711

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to utility plant, net of
   capitalized depreciation
   and interest                         (29,038)   (26,360)  (22,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid on
  preferred and common stocks           (11,794)   (18,223)  (14,808)
 Issuances:
   Borrowings under
     secured notes payable              188,500        -      11,500
   Other long-term debt                    -       240,000   260,000
   Deferred expenses
    associated with financings             -        (8,940)   (9,124)
   Equity contribution received from
   parent company                          -        15,000    38,405
 Redemptions:
   Preferred stock                         (880)      (880)     (880)
   Repayments under
     secured notes payable             (182,028)  (280,700) (244,000)
   Other long-term debt                  (1,070)   (31,658)   (1,498)
   Short-term debt                          -         -      (36,000)

NET CASH PROVIDED BY
 (USED IN) FINANCING ACTIVITIES          (7,272)   (85,401)    3,595

NET CHANGE IN CASH AND
  CASH EQUIVALENTS                        6,536    (61,765)   48,896

CASH AND CASH
  EQUIVALENTS AT BEGINNING OF YEAR        2,078     63,843    14,947

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                         $8,614      2,078    63,843

 (continued)

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
Three Years Ended December 31, 1994

                                             1994     1993     1992
                                                (In Thousands)

RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:

 Net earnings (loss)                   $(16,634)    11,523    10,845

 Adjustments to reconcile
  net earnings (loss) to net
  cash provided by operating activities:
   Depreciation of utility plant         36,782     36,015    35,098
   Amortization of debt
     expense, discount and
     premium, and other
     deferred charges                     5,495      4,939     5,667
   Allowance for borrowed
     funds used during construction        (275)      (303)     (149)
   Deferred income taxes                (10,920)     5,515     1,347
   Investment tax credit adjustments     (1,374)      (959)     (444)
   Reorganization costs                   6,858         -         -
   Recognition of
     regulatory disallowances            31,546         -         -

 Cash flows impacted by changes
   in current assets and liabilities:
   Deferred purchased
     power and fuel costs                  (107)     2,584    (5,493)
   Accrued interest                      (4,422)     7,246     2,256
   Revenues subject to refund             1,382    (14,115)   15,961
   Changes in other current
     assets and liabilities              (4,211)     2,044     4,901

 Other - net                             (1,274)    (4,493)   (2,278)

NET CASH PROVIDED
  BY OPERATING ACTIVITIES              $ 42,846     49,996    67,711



See accompanying Notes to Consolidated Financial Statements.

            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
         (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1994 and 1993



                                                 1994        1993
                                                  (In Thousands)
ASSETS
UTILITY PLANT:
 Electric plant (notes 2, 8)                 $1,192,277    1,203,636
 Construction work in progress                    3,816        5,282
     Total                                    1,196,093    1,208,918
 Less accumulated depreciation                  228,820      202,923
     Net utility plant                          967,273    1,005,995
NONUTILITY PROPERTY, at cost                        183          541
CURRENT ASSETS:
 Cash and cash equivalents                        8,614        2,078
 Customer receivables                             3,832          764
 Inventories, at the lower
    of average cost or market:
   Fuel                                           1,157        1,422
   Materials and supplies                         7,527        7,793
 Deferred purchased power and fuel costs         15,258       15,151
 Accumulated deferred income taxes (note 7)       2,702        2,867
 Other current assets                             1,958        1,091
     Total current assets                        41,048       31,166
REGULATORY TAX ASSETS                            17,304       16,915
DEFERRED CHARGES                                 34,674       39,118
                                             $1,060,482    1,093,735

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (See Consolidated
   Statements of Capitalization):
 Common stockholder's equity (notes 2, 4)     $ 185,777      214,184
 Redeemable cumulative
   preferred stock (note 3)                       8,680        9,560
 Long-term debt, less current
   maturities (notes 2, 4)                      682,832      678,994
     Total capitalization                       877,289      902,738
CURRENT LIABILITIES:
 Current maturities of long-term debt             2,670        1,070
 Accounts payable                                21,951       22,450
 Accrued interest                                11,693       16,115
 Accrued taxes                                   16,898       18,006
 Customers' deposits                              3,973        4,464
 Revenues subject to refund (note 8)              4,782        3,400
 Other current liabilities                       10,622        9,336
     Total current liabilities                   72,589       74,841
REGULATORY TAX LIABILITIES (note 8)              47,307       49,314
ACCUMULATED DEFERRED INCOME TAXES (note 7)       36,769       45,523
ACCUMULATED DEFERRED INVESTMENT
  TAX CREDITS (note 7)                           15,708       17,082
DEFERRED CREDITS (note 6)                        10,820        4,237
COMMITMENTS AND CONTINGENCIES (notes 7, 8, 9)
                                             $1,060,482    1,093,735






See accompanying Notes to Consolidated Financial Statements.


            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
         (a wholly owned subsidiary of TNP Enterprises, Inc.)
               CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      December 31, 1994 and 1993

                                                                   1994           1993
                                                                      (In Thousands)
COMMON STOCKHOLDER'S EQUITY (notes 2, 4):
 Common stock, $10 par value per share.
   Authorized shares: 12,000,000
   Outstanding shares: 10,705                                    $    107           107
 Capital in excess of par value                                   175,111       175,094
 Retained earnings                                                 10,559        38,983

     Total common stockholder's equity                           $185,777       214,184

REDEEMABLE CUMULATIVE PREFERRED STOCK (note 3):
 Redeemable cumulative preferred stock, $100 par value.
   Authorized shares: 1,000,000

             Redemption price at
              option of CompanyOutstanding shares
                         1994     1993      1994     1993

Series B,  4.650%     $100.000   100.000   24,000   25,200         $2,400         2,520
Series C,  4.750       100.000   100.000   13,800   14,400          1,380         1,440
Series D, 11.000       101.040   101.570    2,000    3,200            200           320
Series E, 11.000       101.040   101.570    1,000    1,600            100           160
Series F, 11.000       101.040   101.570    2,000    3,200            200           320
Series G, 11.875       106.432   106.927   44,000   48,000          4,400         4,800

     Total redeemable
       cumulative preferred
       stock                               86,800   95,600        $8,680          9,560

LONG-TERM DEBT (notes 2, 4):
 FIRST MORTGAGE BONDS:
Series L, 10.500%  due 2000                                        $9,720         9,840
Series M,  8.700   due 2006                                         8,300         8,400
Series R, 10.000   due 2017                                        63,050        63,700
Series S,  9.625   due 2019                                        19,800        20,000
Series T, 11.250   due 1997                                       130,000       130,000
Series U,  9.250   due 2000                                       100,000       100,000
  Total first mortgage bonds                                      330,870       331,940
   Unamortized discount, net of premium                              (640)         (676)
   Total first mortgage bonds, net                                330,230       331,264

 SECURED DEBENTURES:
   12.50% due 1999                                                130,000       130,000
   Series A, 10.75% due 2003                                      140,000       140,000
     Total secured debentures                                     270,000       270,000

 SECURED NOTES PAYABLE                                             85,272        78,800

     Total long-term debt                                         685,502       680,064
       Less current maturities                                     (2,670)       (1,070)

     Total long-term debt, less current maturities               $682,832       678,994

TOTAL CAPITALIZATION                                             $877,289       902,738



See accompanying Notes to Consolidated Financial Statements.

            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
         (a wholly owned subsidiary of TNP Enterprises, Inc.)
        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
               AND REDEEMABLE CUMULATIVE PREFERRED STOCK
                  Three Years Ended December 31, 1994



                                 Common Stockholder's Equity                    Redeemable
                                               Capital in                       Cumulative
                                Common Stock    Excess of  Retained             Preferred
                               Shares   Amount  Par Value  Earnings   Total     Stock
                                               (In Thousands)


YEAR ENDED DECEMBER 31, 1992:
 Balance, January 1, 1992       10,705   $107    121,640     49,646   171,393   11,320
 Net earnings                      -       -        -        10,845    10,845       -
 Dividends on preferred stock      -       -        -          (968)     (968)      -
 Dividends on common stock         -       -        -       (13,840)  (13,840)      -
 Equity contribution from
   parent company                  -       -      38,405       -       38,405       -

 Purchase and retirement of
   preferred stock*                -       -          40       -           40     (880)
   Balance, December 31, 1992  10,705     107    160,085     45,683   205,875   10,440


YEAR ENDED DECEMBER 31, 1993:
 Net earnings                      -       -        -        11,523    11,523        -
 Dividends on preferred stock      -       -        -          (879)     (879)       -
 Dividends on common stock         -       -        -       (17,344)  (17,344)       -
 Equity contribution from
   parent company                  -       -     15,000        -       15,000        -

 Purchase and retirement of
   preferred stock*                -       -          9        -            9      (880)
   Balance, December 31, 1993  10,705     107   175,094     38,983    214,184     9,560


YEAR ENDED DECEMBER 31, 1994:
 Net loss                          -       -         -    (16,634)    (16,634)       -
 Dividends on preferred stock      -       -         -       (790)       (790)       -
 Dividends on common stock         -       -         -    (11,000)    (11,000)       -
 Purchase and retirement of
   preferred stock*                -       -         17       -            17      (880)
   Balance, December 31, 1994  10,705    $107   175,111    10,559     185,777     8,680






* The following shares were retired each year:

  Series  Rate   Shares
    B    4.650%  1,200
    C    4.750     600
    D   11.000   1,200
    E   11.000     600
    F   11.000   1,200
    G   11.875   4,000



See accompanying Notes to Consolidated Financial Statements.

     (1)  Summary of Significant Accounting Policies

     General

     The consolidated financial statements of TNP Enterprises, Inc. ("TNPE") and Subsidiaries include the accounts of TNPE and its wholly owned subsidiaries, Texas-New Mexico Power Company ("TNMP"), Bayport Cogeneration, Inc. and TNP Operating Company.

     The consolidated financial statements of Texas-New Mexico Power Company and Subsidiaries include the accounts of TNMP and its wholly owned subsidiaries, Texas Generating Company ("TGC") and Texas Generating Company II ("TGC II").

     TNMP is the principal operating subsidiary of TNPE. TNMP is a public utility engaged in the generation, purchase, transmission, distribution and sale of electricity within the states of Texas and New Mexico. TNMP is subject to regulation by the Public Utility Commission of Texas ("PUCT") and the New Mexico Public Utility Commission ("NMPUC"). TNMP is subject in some of its activities, including the issuance of securities, to the jurisdiction of the Federal Energy Regulatory Commission ("FERC"), and its accounting records are maintained in accordance with the FERC's Uniform System of Accounts.

     All intercompany transactions and balances have been eliminated in consolidation.

     Utility Plant

     Utility plant is stated at the historical cost of construction, which includes labor, materials, an allowance for funds used during construction and indirect charges for such items as engineering, supervision and general administrative costs. Property repairs and replacement of minor items are charged to operating expenses; major replacements and improvements are capitalized to utility plant.

     The costs of depreciable units of plant retired or disposed of in the normal course of business are eliminated from utility plant accounts and such costs plus removal expenses less salvage are charged to accumulated depreciation. When complete operating units are disposed of, appropriate adjustments are made to accumulated depreciation, and the resulting gains or losses, if any, are recognized.

     Depreciation is provided on a straight-line method based on the estimated service lives of the properties as indicated by periodic depreciation studies. A portion of depreciation of transportation equipment used in construction is charged to utility plant accounts in accordance with the equipment's use. Depreciation as a percentage of average depreciable cost was 3.14%, 3.00% and 3.10% in 1994, 1993 and 1992, respectively.

     Cash Equivalents

     For purposes of the consolidated statements of cash flows, all highly liquid debt instruments with maturities of three months or less when purchased are considered to be cash equivalents.

     Temporary Investments

     Temporary investments are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts, as management has the ability and intent to hold these securities until maturity. These securities, which are debt obligations of the U.S. Government, mature within one year.

     Deferred Charges

     Debt Expense, Discount and Premium

     Expenses incurred in connection with the issuance of outstanding long-term debt and discount and premium related to such debt are amortized on a straight-line basis over the lives of the respective issues.

     Other

     Included in deferred charges are other assets that are expected to benefit future periods and certain costs that are deferred for rate making purposes and amortized over periods allowed by regulatory authorities.

     Operating Revenues

     Revenues are recognized on the basis of meter readings which are made on a monthly cycle. TNMP does not accrue revenues for electric services provided but not billed at the end of an accounting period.

     TNMP sells customer receivables to a nonaffiliated company on a nonrecourse basis.

     Power Purchased for Resale and Fuel Costs

     Power purchased for resale is recorded on the basis of billings from suppliers; no accrual is made for power delivered to TNMP between the dates of such billings and the end of an accounting period.

     Electric rates include estimates of power purchased for resale and fuel costs incurred by TNMP in the purchase or generation of electricity. Differences between amounts collected and allowable costs are recorded as deferred purchased power and fuel costs in accordance with ratemaking policies of regulatory authorities.

     Allowance for Borrowed Funds Used During Construction

     The allowance for borrowed funds used during construction ("AFUDC") is designed to allow TNMP to capitalize the net composite interest costs during periods of construction and does not represent current cash income. Established regulatory practices permit TNMP to recover these costs in future periods by determining rates to include a fair return on and a recovery of these costs through their inclusion in rate base and cost of service. The composite rates used for AFUDC were 8.76% in 1994, 7.53% in 1993 and 5.8% in 1992.

     Income Taxes

     On January 1, 1993, TNPE and TNMP implemented Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" on a prospective basis. SFAS 109 required a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted tax rates to differences between the financial statement amounts and the tax bases of existing assets and liabilities.

     SFAS 109 required TNMP to recognize deferred income taxes for:

        - the reduction in depreciable tax bases due to investment tax credits ("ITC"),

        -    ITC accounted for under the deferred method,

        - prior flow-through rate making treatment of certain income tax benefits and

        -    the effects of federal income tax rate changes.

     Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize adjustments resulting from the adoption of SFAS 109 as regulatory assets or liabilities if such amounts are probable of being recovered from or returned to customers through future rates. Accordingly, TNMP recorded regulatory and deferred tax assets and liabilities as a result of the adoption of SFAS 109.

     The implementation of SFAS 109 in 1993 did not have a significant effect on results of operations.

     Prior to 1993, TNMP had provided income tax expense using the deferred method required under Accounting Principles Board Opinion ("APB") No. 11. Under this method, certain revenue and expense items were reported in one period for financial reporting purposes and a different period for income tax purposes. Deferred income taxes were provided for these differences.

     ITC utilized in the federal income tax return are deferred and amortized to earnings ratably over the estimated service lives of the related assets.

     TNPE files a consolidated federal income tax return that includes the consolidated operations of TNMP and its subsidiaries. The amounts of income taxes recognized in TNMP's accompanying consolidated financial statements were computed as if TNMP and its subsidiaries filed a separate consolidated federal income tax return. Accordingly, the amounts could differ from those recognized as a member of TNPE's consolidated group.

     Fair Values of Financial Instruments

     In the accompanying consolidated balance sheets as of December 31, 1994 and 1993, the fair values of cash equivalents and temporary investments approximated the carrying amounts because of the short maturities of those instruments.

     The estimated fair values of long-term debt and preferred stock were based on quoted market prices of the same or similar issues. The estimated fair values of long-term debt and preferred stock were as follows:

                          December 31, 1994                 December 31, 1993
                      Carrying Amount  Fair Values   Carrying Amount    Fair Values
                                            (In Thousands)
    Long-term debt     $ 685,502         674,000          680,064         723,000
    Preferred stock        8,680           5,900            9,560           7,600

     Shareholder Rights Plan

     TNPE has a Shareholder Rights Plan ("Rights Plan") that is designed to protect TNPE's stockholders from coercive takeover tactics and inadequate or unfair takeover bids. The Rights Plan, adopted in 1988 and amended on November 13, 1990, by TNPE's Board of Directors, provides for the distribution of one right for each share of TNPE's common stock held of record as of the close of business on November 4, 1988 and for each share of common stock issued thereafter until November 4, 1998.

     Each right entitles the stockholder to elect to exercise the right in whole or in part to purchase, upon the occurrence of certain events, one share of common stock at an initial price of $45 per share or, under certain circumstances, shares of common stock at half the then-current market price or, with an election to exercise such rights without payment of cash, to receive the number of shares of TNPE's common stock or other securities having an aggregate value equal to the excess of (i) the value of the common stock or other securities on the date of the exercise of the rights over (ii) the cash payment that would have been payable upon the exercise of the rights if an election for cash payment had been made.

     Until certain triggering events occur, the rights will trade together with TNPE's common stock and separate rights certificates will not be issued. Among the triggering events are the acquisition by a person or group of persons of 10% or more of TNPE's outstanding common stock or the commencement of a tender or exchange offer which, upon consummation, would result in a person or group of persons owning 15% or more of TNPE's outstanding common stock. The rights expire November 4, 1998, unless earlier redeemed or exchanged by TNPE, and have had no effect on earnings (loss) per share.

     Earnings (Loss) Per Share

     Earnings (loss) per share of common stock is computed for each year based upon the weighted average number of common shares outstanding. Net earnings (loss) is adjusted for preferred dividend requirements.

     Common Stock

     At December 31, 1994, 326,519 shares of TNPE's common stock were reserved for issuance to TNMP's 401(k) Employees' Thrift Plan. Additionally, 346,080 shares of TNPE's common stock were reserved for subsequent issuance to TNPE's stockholders under a Dividend Reinvestment and Stock Purchase Plan.

     Basis of Presentation

     Certain 1993 and 1992 amounts were reclassified to conform to the 1994 method of presentation.

     During 1994, TNPE and TNMP changed their method of presentation of the consolidated statements of cash flows from the indirect to the direct method. Accordingly, the consolidated statements of cash flows for 1993 and 1992 have been presented using the direct method.

(2)  Long-Term Debt

     First Mortgage Bonds

     First mortgage bonds ("Bonds") issued under TNMP's bond indenture, as amended and supplemented (the "Bond Indenture") are secured by substantially all utility plant owned directly by TNMP. The Bond Indenture contains restrictions as to the payment of cash dividends on the common stock of TNMP as discussed in note 4. The Bond Indenture also provides that additional Bonds may not be issued unless net earnings are at least twice the annual interest charges on bonded indebtedness, as defined. Under this test, based on December 31, 1994 financial statement information, approximately $23 million of additional Bonds could be issued, assuming an interest rate of 11.0% and satisfactory market conditions.

     Secured Notes Payable and Secured Debentures

     Secured notes payable were outstanding with a group of fourteen lenders (primarily banks) under the Unit 2 Credit Agreement (the "Credit Agreement"). The total commitment under the Credit Agreement is $147.75 million, and TNMP is permitted to prepay and reborrow up to $141.75 million. The reborrowings under the Credit Agreement are subject to compliance with an interest coverage test and an equity ratio test mentioned below. The unused commitment available to be borrowed under the Credit Agreement was $62.5 million as of December 31, 1994. The total commitment amount will be reduced approximately $37 million beginning each January 1 in 1996, 1997 and 1998. A commitment fee of 1/4 of 1% per annum is payable quarterly on the unused portion of the reducing commitment.

     Interest rates under the Credit Agreement are based upon LIBOR, CD or prime rates, plus applicable margins. During 1994, the interest rates on individual borrowings ranged from 6.88% to 10.38%. The margins included in the interest rates will increase by 1/2 of 1% in 1995 and by 1/4 of 1% each year in 1996, 1997 and 1998. The effective costs of borrowings under the Credit Agreement were 9.27% and 7.23% at December 31, 1994 and 1993, respectively.

     The Credit Agreement was originally entered into for the construction and acquisition of Unit 2 of the TNP One generating plant. Borrowings under the Credit Agreement are ratably secured by a first lien on a 74% undivided interest, which is owned directly by TGC II, in Unit 2.

     The Series A, 10.75% secured debentures, issued by TNMP, effectively are secured ratably with a first lien on a 59% undivided interest, which is owned directly by TGC, in Unit 1 of TNP One.

     The 12.5% secured debentures, issued by TNMP, effectively are secured ratably:

          1. With the lenders under the Credit Agreement in the first lien on the 74% undivided interest in Unit 2 and

          2. With  the  Series A, 10.75% secured  debentures
             in   the   first  lien  on  the  59%  undivided
             interest in Unit 1.

     The remaining interests in Unit 1 and Unit 2 are owned directly by TNMP.

     The lenders under the Credit Agreement and the holders of the secured debentures are secured by second liens on substantially all utility plant in Texas owned directly by TNMP.

     The Credit Agreement and the secured debentures contain certain covenants which, under specified conditions, restrict the payment of cash dividends on the common stock of TNMP. The most restrictive of such covenants are an interest coverage test and an equity ratio test. TNMP has met the tests at each quarterly date since each test became effective.

     The Credit Agreement and the secured debentures also contain covenants which generally prohibit the sale, lease, transfer or other disposition of assets other than in the ordinary course of business.

     Maturities

     Based upon the December 31, 1994 balances, maturities and sinking fund requirements for long-term debt for the five years following 1994 are as follows:

                      First        Secured       Secured
                  mortgage bonds  debentures  notes payable   Total
                                       (In Thousands)
          1995    $    1,070        -              1,600     2,670
          1996         1,070        -              9,872    10,942
          1997       131,070        -             36,900   167,970
          1998         1,070        -             36,900    37,970
          1999         1,070      130,000          -       131,070

(3)  Redeemable Cumulative Preferred Stock

     In the event of voluntary liquidation of TNMP, holders of the preferred stock have a preference to the extent of amounts payable on redemption, and in the event of involuntary liquidation, to the extent of par plus accrued dividends.

     On October 1 of each year, TNMP is required to offer to purchase from the holders of shares in Series B and Series C, at a price not exceeding $100 per share plus accrued dividends, a number of shares equal to 2% of the maximum number of shares of each series outstanding at any one time prior to August 15 of such year.

     TNMP is required to redeem, at a price of $100 per share plus accrued dividends, 1,200 shares each of Series D and F, and 600 shares of Series E on each March 15 through March 1, 1996. The requirement to redeem such shares is cumulative and totals $300,000 on an annual basis.

     On each June 15 through June 15, 2008, TNMP is required to redeem 4,000 shares of Series G at a price of $100 per share plus accrued dividends; the requirement to redeem such shares is cumulative. The holders of Series G and/or TNMP separately have the noncumulative option for redemption of an additional 4,000 shares on each June 15 at a price of $100 per share plus accrued dividends.

     The recognition of regulatory disallowances (discussed in note 8) during 1994 will not impair the ability of TNMP to pay cash dividends on its preferred stock.

(4)  Retained Earnings

     Common Stock Dividends - TNMP

     The Bond Indenture contains restrictions pertaining to the payment of cash dividends on TNMP's common stock, which is wholly owned by TNPE. The restrictions do not permit TNMP to remit a cash dividend unless supported by the availability of unrestricted retained earnings.

     Due to the recognition of certain regulatory disallowances (discussed in note 8) during the second quarter of 1994, cash dividends on TNMP's common stock were suspended for the third quarter. However, sufficient earnings were generated during the third quarter to restore TNMP's unrestricted retained earnings and permitted TNMP to pay a cash dividend of $2.2 million to TNPE during the fourth quarter of 1994. As of December 31, 1994, all of TNMP's retained earnings were restricted and no common stock dividends can be paid to TNPE until unrestricted retained earnings are restored.

     Information concerning TNMP's retained earnings and payment of dividends is summarized below:

                                     Dec. 31, Sept. 30,June 30,March 31,Dec. 31,
                                       1994     1994     1994    1994     1993
                                                     (unaudited)
                                                    (In Thousands)
     Total   retained  earnings       $10,559  17,698   5,373   31,574   38,983
     Less restricted level
       required by Bond
       Indenture before payment
        of  common  stock dividends    13,696  13,517  13,517   13,117   12,817
     Unrestricted retained
        earnings                      $(3,137)  4,181  (8,144)  18,457   26,166

                                       Dec. 15,        June 15,  March 15,
     Date dividends paid                1994             1994      1994
     Dividends paid on common
       stock as permitted at
       end of preceding quarter         $2,200     -     4,400    4,400

     Common Stock Dividends - TNPE

     The dividend restriction at TNMP did not preclude TNPE from paying quarterly cash dividends to its stockholders during 1994. However, because of TNMP's restriction and other factors (the relatively low common equity of TNPE's capital structure, industry considerations, etc.), beginning with the third quarter of 1994, the TNPE Board of Directors reduced the quarterly cash dividend by 51% to $0.20 per share.

(5)  Reorganization

     During the fourth quarter of 1994, as part of its on-going reorganization, TNMP reduced company-wide staffing levels by 140 positions, or 14% of the workforce, as a result of work elimination reviews by employee teams. The goals of the teams were to streamline operations and reduce future costs. The staffing reductions were accomplished primarily through a combination of early retirements and involuntary terminations. The aggregate costs impacting TNMP's 1994 operations were as follows (in thousands except loss per share):


                  Early retirements            $6,379
                  Involuntary terminations      1,786
                  Other costs                     617
                  Reorganization costs          8,782
                  Less related income taxes    (3,059)
                  Reorganization costs, net
                    of income taxes            $5,723

                  Loss per share of
                    TNPE common stock          $ 0.53

(6)  Employee Benefit Plans

     Pension Plan

     TNMP has a defined benefit pension plan covering substantially all of its employees. The benefits are based on an employee's years of service and compensation. In 1992, the defined benefit retirement plan was amended to change, for all participants retiring after December 31, 1992, the determination of average monthly compensation used in calculating the amount of retirement benefits from the average of the three highest consecutive calendar years to the average of the completed calendar years of compensation after 1992. TNMP's funding policy is to contribute annually at least the minimum amount required by U.S. Government funding standards, but not more than that which can be deducted for federal income tax purposes.

     The following tables set forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1994 and 1993.

                                                        1994          1993
                                                          (In Thousands)
       Benefits earned
       Actuarial present value of benefit obligations:
         Vested benefit obligation                   $45,845         50,457
         Nonvested benefit obligation                  4,212          5,052
           Accumulated benefit obligation            $50,057         55,509

       Reconciliation of funded status
       Projected benefit obligation                  $60,000         60,618
       Unrecognized net asset                            131            171
       Unrecognized prior service cost                 2,746          2,990
       Unrecognized net gain from past experience     10,533          9,554
                                                      73,410         73,333

       Plan assets (principally marketable securities)
         at estimated fair value                      66,338         69,763

         Accrued pension costs (included in deferred credits
           in the consolidated balance sheets)       $ 7,072          3,570

     Net pension costs were comprised of the following components as determined using the projected unit credit actuarial method:

[CAPTION]

                                           1994      1993     1992
                                                (In Thousands)
        Service cost                      $1,763     1,472   2,148
        Interest cost on projected
          benefit obligation               4,179     4,191   4,504
        Adjustment for actual return on
          plan assets                        260    (6,126) (5,071)
        Effect of reorganization
          costs, net                       3,537        -       -

        Net amortization and deferral     (6,238)      300     258
                                          $3,501      (163)  1,839

     Assumptions used in accounting for the pension plan as of December 31, 1994 and 1993 were as follows:

                                                          1994   1993
       Discount rates                                     8.50%  7.15%
       Rates of increase in compensation levels           5.50%  4.15%
       Expected long-term rate of return on assets        9.50%  9.50%

     Postretirement Benefits Plan

     TNMP sponsors a health care plan that provides postretirement medical and death benefits to retirees who satisfied minimum age and service requirements during employment.

     On January 1, 1993, TNMP adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires an employer to recognize the costs of postretirement benefits on the accrual basis during the periods that employees render service to earn these benefits. Prior to 1993, the costs of these benefits were expensed on a "pay-as-you-go" basis.

     In each of its regulatory jurisdictions, TNMP was permitted to recover the additional costs resulting from the adoption of SFAS
     106. TNMP was required to establish a trust fund dedicated to the payment of these postretirement benefits.

     The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1994 and 1993.

                                               1994     1993
                                               (In Thousands)
        Accumulated postretirement benefits obligation:
        Retirees and dependents               $15,936   15,828
        Active employees                        7,192    7,671
            Total benefits earned              23,128   23,499

        Plan assets (principally marketable securities)
          at estimated fair value               4,026    1,297
        Accumulated postretirement benefits
          obligation in excess of plan assets  19,102   22,202
        Unrecognized transition obligation    (15,436) (17,750)
        Unrecognized net loss from
          past experience                         -     (3,533)

        Accrued postretirement benefits costs (included
          in deferred credits in the
          consolidated balance sheets)        $ 3,666      919

     As previously explained, TNMP had accounted for postretirement benefits on the "pay-as-you-go" basis prior to 1993. Under this method, postretirement benefits costs were approximately $760,000 in 1992. Net postretirement benefits costs, pursuant to SFAS 106, for 1994 and 1993 were comprised of the following components.

                                                1994      1993
                                                (In Thousands)
        Service cost                            $ 738       508
        Interest cost on postretirement
          benefits obligation                   1,642     1,510
        Reduction for actual return on
          plan assets                             (59)      -
        Effect of reorganization costs, net     2,945       -
        Net amortization and deferral             784       934
          Net postretirement benefits costs    $6,050     2,952

     The transition obligation is being amortized over a twenty-year period which began in 1993. The assumed health care cost trend rate used to measure the expected cost of benefits was 6% for 1994 and is assumed to trend downward slightly each year to a level of 4.3% for 2003 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefits obligation as of December 31, 1994 by $2.8 million and the aggregate of the service and interest cost components of net postretirement benefits cost for the year ended December 31, 1994 by $366,000.

     Additional assumptions used in accounting for the postretirement benefits plan as of December 31, 1994 and 1993 were as follows:

                                                1994        1993
       Discount rates                           8.50%      7.15%
       Expected rate of return on assets        6.00%      6.00%

     Other Employee Benefits

     TNMP has a voluntary 401(k) thrift plan designed to enhance the existing retirement plans available to its employees. Employees have the option of investing their contributions in fixed income securities, mutual funds or TNPE's common stock. The plan provides for TNMP's contributions to be used to purchase TNPE's common stock which employees may later convert into investments in one or more other investment options. TNMP's contributions to the thrift plan were approximately $753,000 in 1994, none in 1993 and $1,592,000 in 1992. Thrift plan assets included 1,721,553 shares and 1,471,213 shares of TNPE's common stock as of December 31, 1994 and 1993, respectively.

     TNMP has employment contracts with certain members of management and other key personnel. The contracts provide for lump sum compensation payments and other rights in the event of termination of employment or other adverse treatment of such persons following a "change in control" of TNPE or TNMP. Such event is defined to include, among other things, substantial changes in the corporate structure or ownership of either entity or in the Board of Directors of either entity.

     An excess benefit plan has been provided for certain key personnel and retired employees. The excess benefit plan is provided under an insurance policy arrangement for benefits which generally would have been provided by the pension and thrift plans except for U.S. Government ceiling limitations.

(7)  Income Taxes

     The components of income taxes were as follows:

                                      TNPE                     TNMP
                              1994    1993    1992        1994   1993    1992
                                              (In Thousands)
     Taxes on net operating income:
      Federal - current       $(253)   (356)     655      (253)   (356)   655
      State - current            55      94      339        55      94    339
      Federal - deferred        (13)  5,515    1,347       (13)  5,515  1,347
      ITC adjustments        (1,027)   (959)    (444)   (1,027)   (959)  (444)
                             (1,238)  4,294    1,897    (1,238)  4,294  1,897
     Taxes on other income (loss):
      Federal - current       1,006     641    1,114       560     622  1,095
      Federal - deferred    (10,902)     19    2,060   (10,907)     -      -
      ITC adjustments          (409)      6   (2,035)     (347)     -      -
                            (10,305)    666    1,139   (10,694)    622  1,095

      Total income taxes   $(11,543)  4,960    3,036   (11,932)  4,916  2,992

     The amounts for total income taxes differ from the amounts computed by applying the appropriate statutory federal income tax rate to earnings (loss) before income taxes for the following reasons:

                               TNPE                  TNMP
                        1994   1993 1992      1994   1993  1992
                                    (In Thousands)

Tax at statutory tax rate     $(9,873)   5,601   4,633   (9,731)  5,557   4,589
  Amortization of
    accumulated deferred ITC   (1,055)  (1,048) (1,051)  (1,055) (1,048) (1,051)
  Amortization of
    excess deferred taxes        (183)    (142) (1,153)    (183)   (142) (1,153)
  State income taxes               55       94     339       55      94     339
  ITC related to disallowances   (347)      -      -       (347)     -       -
  Other - net                    (140)     455     268     (670)    455     268
    Actual income taxes      $(11,543)   4,960   3,036  (11,931)  4,916   2,992

     The tax effects of temporary differences that gave rise to significant portions of net current and net noncurrent deferred income taxes based on SFAS 109 as of December 31, 1994 and 1993 are presented below.

                                        TNPE            TNMP
                                     1994   1993     1994   1993
                                           (In Thousands)
 Current deferred income taxes:
   Deferred tax assets:
     Unbilled revenues           $  6,264     6,914     6,264     6,914
     Revenues subject to refund     1,404     1,053     1,404     1,053
     Other                            222        51       222        51
                                    7,890     8,018     7,890     8,018
   Deferred tax liability:
     Deferred purchased power and
       fuel costs                  (5,188)   (5,151)   (5,188)   (5,151)
       Current deferred income
         taxes, net              $  2,702     2,867     2,702     2,867

 Noncurrent deferred income taxes:
   Deferred tax assets:
     Minimum tax credit
       carryforwards              $10,086    10,067    14,993    14,890
     Federal regular tax net operating
       loss carryforwards          17,662    10,005    23,104    15,679
     ITC carryforwards             17,469    17,434    18,672    18,786
     Regulatory related items      18,291    10,116    18,291    10,116
     Accrued employee
       benefit costs                3,355     1,384     3,355     1,384
     Other                          2,149     2,388       788       792
                                   69,012    51,394    79,203    61,647
   Deferred tax liabilities:
     Utility plant, principally
     due to depreciation
       and basis differences     (108,094) (101,839) (108,094) (101,839)
     Deferred charges              (5,344)   (5,993)   (5,344)   (5,993)
     Regulatory related items      (2,534)      -      (2,534)      -
     Other                            -         729       -         662
                                 (115,972) (107,103) (115,972) (107,170)
         Noncurrent deferred
         income taxes, net       $(46,960)  (55,709)  (36,769)  (45,523)

     The provisions for deferred income taxes based on APB 11 for 1992 resulted from the following timing differences:


                                                              TNPE         TNMP
                                                                      1992
                                                                (In Thousands)
       Deferred income taxes on net operating income:
         Tax depreciation in excess of
           book depreciation                               $  13,615      13,615
         Deferred charges expenses for tax purposes              674         674
         Deferred purchase power and fuel costs                1,765       1,765
         Unbilled revenues for tax purposes                      519         519
         Accrual for revenues subject to refund               (5,069)     (5,069)
         Minimum tax credit                                   (2,608)     (2,608)
         Change in deferred taxes due to tax
           net operating loss                                 (6,256)     (6,256)
         Amortization of excess deferred taxes                (1,153)     (1,153)
         Other                                                  (140)       (140)
                                                               1,347       1,347
       Deferred income taxes on other income:
         Recognition of deferred income taxes                  6,256         -
         Minimum tax credit                                   (4,196)        -

                                                               2,060         -
                                            Total         $    3,407       1,347


     The following is a summary of the federal tax carryforwards as of December 31, 1994:

                                                                TNPE        TNMP
                                                                       1994
                                                                   (In Thousands)

       Net Operating Loss
         Amount                                               $50,464    66,012
         First Year of Expiration Period                         2008      2006
         Last Year of Expiration Period                          2009      2009
       Minimum Tax Credits
         Amount                                               $10,086    14,993
         Expiration Period                                       None      None
       Investment Tax Credit Amount                           $17,469    18,672
         Expiration Period                                       2005      2005

     Based on TNPE and TNMP's historical and projected pretax earnings, management believes it is more likely than not that both TNPE and TNMP will realize the benefit of the deferred tax assets existing at December 31, 1994.

     In 1991, TNPE received a private letter ruling from the Internal Revenue Service confirming that Unit 1 of the TNP One generating plant was property eligible for ITC. In connection with an audit of TNPE's consolidated federal income tax returns for 1990 and 1991, the IRS revenue agent has informally advised TNPE that he will recommend that the private letter ruling be revoked. Management believes the claim for ITC is valid; however, if the revenue agent's position is upheld, TNPE's claim for ITC may be denied resulting in a negative effect on future cash flows to the extent of ITC utilized on TNPE's consolidated tax returns and any related interest and penalties. Of the $22 million of ITC at issue, TNPE and its subsidiaries have utilized $5 million in the consolidated returns through 1993; TNMP's portion is $3.7 million. However, through 1994, TNPE and TNMP have only recognized $0.8 million of the ITC in results of operations.

(8)  Regulatory Matters

     Texas Rate Case Settlement

     On October 6, 1994, the PUCT issued a final order approving a unanimous settlement agreement among the parties in TNMP's 1994 retail rate application. The final order provides for an increase in annualized revenues in Texas of $17.5 million, or 4.5%, which TNMP implemented on October 2, 1994.

     The final order and the settlement agreement resolved all outstanding court appeals in connection with TNMP's two previous rate cases and provided for TNMP to write off $35 million of the PUCT's total disallowances of $61.4 million regarding TNP One. TNMP recognized the write-off in the second quarter of 1994, which resulted in an after-tax charge of approximately $20.5 million, or $1.91 per share of TNPE common stock, as detailed below (in thousands except loss per share):

     Regulatory disallowances                             $35,000
     Less accumulated depreciation previously recognized   (3,454)
     Regulatory disallowances, net of
       accumulated  depreciation                           31,546
       Less related income taxes                          (11,041)
       Regulatory disallowances, net of income taxes      $20,505

       Loss per share of TNPE common stock                $  1.91

     The final order includes a moratorium restricting TNMP from filing applications for rate increases in Texas for a five-year period beginning March 31, 1994, subject to certain conditions. Those conditions do not allow TNMP to file for any base rate increase under any circumstances prior to March 31, 1997 but would allow an application for increased rates to be filed after that time if certain force majeure events (as defined in the agreement) occur at any time during the five-year moratorium period.

     Revenues Subject to Refund

     The recent final order discussed above does not impact the uncertainties concerning the $1.6 million in additional annualized revenues granted to TNMP, subject to refund, by the PUCT in the previous Texas rate case, filed in 1991. At December 31, 1994, revenues subject to refund totaled $4.8 million under a tax-related issue from this previous Texas rate case. These revenues subject to refund were excluded from the results of operations. Recognition of these revenues is conditioned upon TNMP obtaining a private letter ruling from the IRS supporting TNMP's position on certain related income tax consequences. The private letter ruling will not affect revenues related to electricity sales on and after October 2, 1994, when the new rates in the most recent Texas rate case settlement were implemented.

     While there can be no assurances given, based upon a similar revenue ruling received by an unrelated utility, TNMP expects to receive a favorable ruling during 1995. An unfavorable ruling would result in a refund to TNMP's Texas customers of the $4.8 million of deferred revenues and in the recognition of an additional expense of $8.1 million to provide for a regulatory liability for the pass-through to customers of income tax benefits applicable to the disallowed plant.

     Other Regulatory Matters

     In a 1990 PUCT application, TNMP was granted deferred accounting treatment (DAT) for certain operating and interest costs relating to the construction of Unit 1 of TNP One. The unamortized balances of these costs were $4,418,000 and $4,549,000 as of December 31, 1994 and 1993, respectively. Certain cities have filed an appeal in district court contesting the DAT. In the opinion of management, the ultimate disposition of this matter is not expected to have a material adverse effect on TNMP's and TNPE's consolidated financial position or results of operations.

(9)  Commitments and Contingencies

     Sale of Texas Panhandle Properties

     In connection with the Texas rate case settlement (note 8), TNMP agreed to actively pursue the sale of its franchise rights and utility plant located in the Texas Panhandle. During December 1994, TNMP executed an agreement to sell the Panhandle properties to Southwestern Public Service Company for $29.2 million, subject to certain conditions and regulatory approvals. The Panhandle properties comprise a relatively small portion of TNMP's business. At December 31, 1994, the book value of the Panhandle properties was $14.3 million; annual revenues were $9.6 million with corresponding annual sales of 103 gigawatt-hours to 7,300 customers. Assuming satisfaction of the conditions and regulatory approvals, the transaction is expected to be completed in 1995; however, certain issues relating to the release of liens on the Panhandle properties by debt holders could possibly delay the completion of this transaction until such liens are released.

     Fuel Supply Agreement

     Under a fuel supply agreement, Walnut Creek Mining Company provides TNMP with a lignite fuel source for the 38-year life of TNP One. Walnut Creek Mining Company is jointly owned by Phillips Coal Company and Peter Kiewit Sons', Inc. TNMP successfully negotiated a 20 percent reduction in the cost of lignite coal effective January 1, 1995, as a result of an amendment to this agreement. Initially, the reduction will be used to offset the accumulated under-recovery of fuel costs. These costs of approximately $15 million are included in deferred purchased power and fuel costs at December 31, 1994 in the accompanying consolidated balance sheets.

     Wholesale Purchased Power Agreements

     TNMP purchases a significant portion of its electric requirements from various wholesale suppliers. These contracts are scheduled to expire in various years through 2010.

     In 1995, TNMP provided notice to Texas Utilities Electric Company ("TU") of its intent to cease purchasing full requirements power and energy at the points of delivery currently served by TU, effective no later than January 1, 1999. In 1994, TU supplied approximately 29% of TNMP's Texas capacity and 22% of its Texas energy requirements. Management expects that, as a result of the development of competition within the wholesale power market, TNMP will enter into new arrangements for such capacity and energy on terms that are more favorable for its customers.

     Legal Actions

     TNMP is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on TNMP's and TNPE's consolidated financial position or results of operations.

                TNP ENTERPRISES, INC. AND SUBSIDIARIES
            Selected Quarterly Consolidated Financial Data

     The following selected quarterly consolidated financial data for TNPE is unaudited, and, in the opinion of the TNPE's management, is a fair summary of the results of operations for such periods:

                                        March 31  June 30    Sept. 30   Dec.31
                                       (In thousands - except per share amounts)
     1994
Operating revenues                      $107,599  111,046     149,864  109,480
Net operating income                      15,704   17,622      30,984   13,681
Net earnings (loss)                       (2,884) (21,654)     11,921   (4,824)
Earnings (loss)
  applicable to common stock             $(3,095) (21,855)     11,732   (5,013)
Weighted average number of common
  shares outstanding                      10,702   10,725      10,752   10,822
     Earnings (loss) per
      share of common stock              $ (0.29)   (2.04)       1.09    (0.47)
     Dividends per share of common stock $0.4075   0.4075      0.2000   0.2000

     1993
Operating revenues                      $103,150  107,530     150,067  113,495
Net operating income                      14,454   15,722      29,576   18,488
Net earnings (loss)                       (1,866)    (410)     13,579      302
Earnings (loss) applicable
  to common stock                        $(2,099)    (634)     13,368       91
Weighted average number of common
  shares outstanding                      10,604   10,626      10,653   10,680
     Earnings (loss) per
       share of common stock             $ (0.20)   (0.06)       1.25     0.01
     Dividends per share of common stock $0.4075   0.4075      0.4075   0.4075

     Generally, the variations between quarters reflect the seasonal fluctuations of TNMP's business. In addition, the results above are impacted by net of tax amounts pertaining to the $20.5 million of regulatory disallowances (second quarter of 1994) and $5.7 million of reorganization costs (fourth quarter of 1994). These one-time items are explained more fully in notes 8 and 5, respectively, of Notes to Consolidated Financial Statements. Also, the dividend reduction commencing with the third quarter of 1994 is explained at note 4 of Notes to Consolidated Financial Statements. The annual variations between 1994 and 1993 are addressed at Item 7, "Managements' Discussion and Analysis of Financial Condition and Results of Operations."

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                               PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Identification of Directors and Directorships

     The information required by this item is incorporated by reference to "Election of Directors" and "Security Ownership of Management" of the definitive Proxy Statement relating to the annual meeting of holders of common stock of TNPE, pursuant to Regulation 14A, filed with the SEC and mailed on or about March 28, 1995 to the holders of common stock of TNPE.

     Identification of Executive Officers

     The information set forth under "Executive Officers of the Registrants" in Part I is incorporated here by reference.

Item 11.   EXECUTIVE COMPENSATION.*

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.*

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.*

     *The  information required by Items 11, 12, and 13 is  incorporated by reference to "Compensation of Directors and Executive Officers," "Security Ownership of Management" and "Certain Transactions" in the definitive Proxy Statement relating to the annual meeting of holders of common stock of TNPE, pursuant to Regulation 14A, filed with the SEC and mailed on or about March 28, 1995 to the holders of common stock of TNPE.

                                PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Items Filed as Part of This Report

        Financial Statements                                      Page

        Independent Auditors' Reports                              29

        TNPE
        Consolidated Statements of Operations, Three
          Years Ended December 31, 1994                            31
        Consolidated Statements of Cash Flows, Three
          Years Ended December 31, 1994                            32
        Consolidated Balance Sheets, December 31, 1994 and 1993 34 Consolidated Statements of Capitalization,
          December 31, 1994 and 1993                               35
        Consolidated Statements of Common Stockholders' Equity
          and Redeemable Cumulative Preferred Stock, Three
          Years Ended December 31, 1994                            37

        TNMP
        Consolidated Statements of Operations, Three
          Years Ended December 31, 1994                            39
        Consolidated Statements of Cash Flows, Three
          Years Ended December 31, 1994                            40
        Consolidated Balance Sheets, December 31, 1994 and 1993 42 Consolidated Statements of Capitalization,
          December 31, 1994 and 1993                               43
        Consolidated Statements of Common Stockholder's Equity
          and Redeemable Cumulative Preferred Stock, Three
          Years Ended December 31, 1994                            45

        Notes to Consolidated Financial Statements                 47
        Selected Quarterly Consolidated Financial Data - TNPE      60

        All financial statement schedules are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

        Exhibits

        See Exhibit Index, Pages 64-77

     (b)  Reports on Form 8-K

        None during the last quarter covered by this report.

     (c) The Exhibit Index on pages 64-77 is incorporated here by reference.

     (d) All financial statement schedules are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                    TNP ENTERPRISES, INC.


                                By \s\ M. S. Cheema
                                   Manjit S. Cheema
Date:  March 24, 1995               Vice President & Chief Financial
Officer

(Registrant)                    TEXAS-NEW MEXICO POWER COMPANY


                                By \s\ M. S. Cheema
                                   Manjit S. Cheema
Date:  March 24, 1995               Vice President & Chief Financial
Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

                       Title                                      Date


By \s\ R.D. Woofter            Chairman                               3-24-95
 R. D. Woofter


By \s\ Kevern R. Joyce         President & Chief Executive Officer    3-24-95
 Kevern R. Joyce


By \s\ M. S. Cheema            Vice President & Chief Financial       3-24-95
 Manjit S. Cheema              Officer of TNPE and Vice President &
                               Chief Financial Officer and Treasurer of TNMP

By \s\ Monte W. Smith          Treasurer (Principal Accounting        3-24-95
 Monte W. Smith                Officer) of TNPE and Controller (Principal
                               Accounting Officer) of TNMP

By \s\ R. Denny Alexander      Director                               3-24-95
 R. Denny Alexander


By \s\ Cass O. Edwards,II      Director                               3-24-95
 C. O. Edwards, II


By \s\ John A. Fanning        Director                                 3-24-95
 John A. Fanning


By \s\ Sidney M. Gutierrez    Director                                 3-24-95
 Sidney M. Gutierrez


By \s\ Harris L. Kempner, Jr. Director                                 3-24-95
 Harris L. Kempner, Jr.


By \s\ Dwight R. Spurlock     Director                                 3-24-95
 Dwight R. Spurlock

                TNP ENTERPRISES, INC. AND SUBSIDIARIES
            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

                             EXHIBIT INDEX

     These are exhibits applicable to the reports of both TNPE and TNMP unless otherwise noted.

     Exhibits  filed  herewith are denoted by "*." The other  exhibits
     have   heretofore  been  filed  with  the  Commission   and   are
     incorporated herein by reference.

     Exhibit
       No.               Description

     TNPE incorporated documents 3(a) through 3(g), and 4(u) by reference to exhibits with the same exhibit number designation in that filing noted in the parenthesis.

               3(a)         -     Articles   of   Incorporation    and
               Amendments  through March 6, 1984 (Exhibit  3(a),  File
               No. 2-89800).

               3(b)        -    Amendment to Articles of Incorporation
               filed September 25, 1984 (Exhibit 3(b) to Form 10-K for the year ended December 31, 1984, File No. 1-
               8847).

               3(c)        -    Amendment to Articles of Incorporation
               filed August 29, 1985 (Exhibit 3(a) to Form 10-K for the year ended December 31, 1985, File No. 1-8847).

               3(d)        -    Amendment to Articles of Incorporation
               filed June 2, 1986 (Exhibit 3(a) to Form 10-K for the year ended December 31, 1986, File No. 1-8847).

               3(e)        -    Amendment to Articles of Incorporation
               filed May 10, 1988 (Exhibit 3(e) to Form 10-K for the year ended December 31, 1988, File No. 1-8847).

               3(f)        -    Amendment to Articles of Incorporation
               filed May 10, 1988 (Exhibit 3(f) to Form 10-K for the year ended December 31, 1988, File No. 1-8847).

               3(g)        -    Amendment to Articles of Incorporation
               filed December 27, 1988 (Exhibit 3(g) to Form 10-K for the year ended December 31, 1988, File No. 1-8847).

               *3(h)      -   Bylaws of TNPE, as amended November  15,
               1994.

               4(u)        -    Rights  Agreement and  Form  of  Right
               Certificate, as amended, effective November 13, 1990 (Exhibit 2.1 to Form 8-A, File No. 1-8847).

               *23         -    Independent Auditors' Consent  -  KPMG
               Peat Marwick LLP.

               *27        -   Financial Data Schedule for TNPE.

     TNMP incorporated documents 3(a) through 3(gg) by reference to exhibits with the same exhibit number designation in that filing noted in the parenthesis.

               3(a)        -    Restated Articles of Incorporation  of
               TNMP (Exhibit 4(a), File No. 2-86282).

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

               3(cc)       -    Amendment  to  Restated  Articles   of
               Incorporation dated April 7, 1993 (Exhibit 3(cc) to Form 10-K for the year ended December 31, 1993, File No. 2-97230).

               3(dd)       -    Amendment  to  Restated  Articles   of
               Incorporation dated July 22, 1993 (Exhibit 3(dd) to Form 10-K for the year ended December 31, 1993, File No. 2-97230).

               3(ee)       -    Amendment  to  Restated  Articles   of
               Incorporation dated October 21, 1993 (Exhibit 3(ee) to Form 10-K for the year ended December 31, 1993, File No. 2-97230).

               3(ff)       -    Amendment  to  Restated  Articles   of
               Incorporation dated April 13, 1994 (Exhibit 3(ff) to Form 10-Q for the quarter ended June 30, 1994, File No. 2-97230).

               3(gg)       -    Amendment  to  Restated  Articles   of
               Incorporation dated June 27, 1994 (Exhibit 3(gg) to Form 10-Q for the quarter ended June 30, 1994, File No. 2-97230).

               *3(hh)     -   Bylaws of TNMP, as amended November  15,
               1994.

               *27        -   Financial Data Schedule for TNMP.

     TNPE and TNMP incorporated documents 4(a) through 4(t) by reference to same exhibit number as filing noted in parenthesis.

               4(a)        -   Indenture of Mortgage and Deed of Trust
               dated as of November 1, 1944 (Exhibit 2(d), File No. 2-
               61323).

               4(b)       -   Seventh Supplemental Indenture dated  as
               of May 1, 1963 (Exhibit 2(k), File No. 2-61323).

               4(c)        -   Eighth Supplemental Indenture dated  as
               of July 1, 1963 (Exhibit 2(1), File No. 2-61323).

               4(d)        -    Ninth Supplemental Indenture dated  as
               of August 1, 1965 (Exhibit 2(m), File No. 2-61323).

               4(e)        -    Tenth Supplemental Indenture dated  as
               of May 1, 1966 (Exhibit 2(n), File No. 2-61323).

               4(f)        -    Eleventh Supplemental Indenture  dated
               as  of  October  1,  1969 (Exhibit 2(o),  File  No.  2-
               61323).

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

               4(j)        -   Fifteenth Supplemental Indenture  dated
               as  of  September 1, 1976 (Exhibit 2(e),  File  No.  2-
               57034).

               4(k)        -   Sixteenth Supplemental Indenture  dated
               as  of  November  1, 1981 (Exhibit 4(x),  File  No.  2-
               74332).

               4(l)         -     Seventeenth  Supplemental  Indenture
               dated  as of December 1, 1982 (Exhibit 4(cc), File  No.
               2-80407).

               4(m)        -   Eighteenth Supplemental Indenture dated
               as of September 1, 1983 (Exhibit (a) to Form 10-Q of TNMP for the quarter ended September 30, 1983, File No. 1-4756).

               4(n)        -   Nineteenth Supplemental Indenture dated
               as of May 1, 1985 (Exhibit 4(v), File No. 2-97230).

               4(o)        -   Twentieth Supplemental Indenture  dated
               as of July 1, 1987 (Exhibit 4(o) to Form 10-K of TNMP for the year ended December 31, 1987, File No. 2-97230).

                 4(p)       -    Twenty-First  Supplemental  Indenture
               dated as of July 1, 1989 (Exhibit 4(p) to Form 10-Q of TNMP for the quarter ended June 30, 1989, File No. 2-97230).

               4(q)        -    Twenty-Second  Supplemental  Indenture
               dated as of January 15, 1992 (Exhibit 4(q) to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               4(r)         -    Twenty-Third  Supplemental  Indenture
               dated as of September 15, 1993 (Exhibit 4(r) to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               4(s)        -    Indenture and Security  Agreement  for
               Secured Debentures dated as of January 15, 1992 (Exhibit 4(r) to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               4(t)        -    Indenture and Security  Agreement  for
               Secured Debentures dated as of September 15, 1993 (Exhibit 4(t) to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               Material Contracts Relating to TNP One

               10(a)       -    Fuel Supply Agreement, dated  November
               18, 1987, between Phillips Coal Company and TNMP (Exhibit 10(j) to Form 10-K of TNMP for the year ended December 31, 1987, File No. 2-97230).

     *10(a)1   -           Amendment No. 1, dated as of April 1, 1988,
               to the Fuel Supply Agreement dated November 18, 1987, between Phillips Coal Company and TNMP.

     *10(a)2   -           Amendment  No. 2, dated as of November  29,
               1994, between Walnut Creek Mining Company and TNMP, to the Fuel Supply Agreement dated November 18, 1987, between Phillips Coal Company and TNMP, effective as of January 1, 1995.

               10(b)       -    Unit  1  First  Amended  and  Restated
               Project Loan and Credit Agreement, dated as of January 8, 1992 (the "Unit 1 Credit Agreement"), among TNMP, Texas Generating Company ("TGC"), the banks named therein as Banks (the "Unit 1 Banks") and The Chase Manhattan Bank (National Association), as Agent for the Unit 1 Banks (the "Unit 1 Agent"), amending and restating the Project Loan and Credit Agreement among such parties dated as of December 1, 1987 (Exhibit 10(c) to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(b)1 - Participation Agreement, dated as of January 8, 1992, among the banks named therein as Banks, the parties named therein as Participants and the Unit 1 Agent (Exhibit 10(c)1 to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(b)2 - Amendment No. 1, dated as of September 21, 1993, to the Unit 1 Credit Agreement (Exhibit 10(b)2 to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               10(c)        -    Assignment  and  Security  Agreement,
               dated as of January 8, 1992, among TGC and the Unit 1 Agent, for the benefit of the Secured Parties, as defined in the Unit 1 Credit Agreement, amending and restating the Assignment and Security Agreement among such parties dated as of December 1, 1987 (Exhibit 10(d) to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(d)        -    Assignment  and  Security  Agreement,
               dated December 1, 1987, executed by TNMP in favor of the Unit 1 Agent for the benefit of the Secured Parties, as defined therein (Exhibit 10(u) to Form 10-K of TNMP for the year ended December 31, 1987, File No. 2-97230).

               10(e)        -    Amended  and  Restated  Subordination
               Agreement, dated as of October 1, 1988, among TNMP, Continental Illinois National Bank and Trust Company of Chicago and the Unit 1 Agent, amending and restating the Subordination Agreement among such parties dated as of December 1, 1987 (Exhibit 10(uu) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(f)        -    Mortgage  and  Deed  of  Trust  (With
               Security Agreement and UCC Financing Statement for Fixture Filing), dated to be effective as of December 1, 1987, and executed by Project Funding Corporation ("PFC"), as Mortgagor, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(ee) to Form 10-K of TNMP for the year ended December 31, 1987, File No. 2-97230).

               10(f)1 - Supplemental Mortgage and Deed of Trust (With Security Agreement and UCC Financing Statement for Fixture Filing), executed by TGC, as Mortgagor, on January 27, 1992, to be effective as of December 1, 1987, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(g)4 to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(f)2 - First TGC Modification and Extension Agreement, dated as of January 24, 1992, among the Unit 1 Banks, the Unit 1 Agent, TNMP and TGC (Exhibit 10(g)1 to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(f)3 - Second TGC Modification and Extension Agreement, dated as of January 27, 1992, among the Unit 1 Banks, the Unit 1 Agent, TNMP and TGC (Exhibit 10(g)2 to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(f)4 - Third TGC Modification and Extension Agreement, dated as of January 27, 1992, among the Unit 1 Banks, the Unit 1 Agent, TNMP and TGC (Exhibit 10(g)3 to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(f)5 - Fourth TGC Modification and Extension Agreement, dated as of September 29, 1993, among the Unit 1 Banks, the Unit 1 Agent, TNMP and TGC (Exhibit 10(f)5 to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               10(f)6 - Fifth TGC Modification and Extension Agreement, dated as of September 29, 1993, among the Unit 1 Banks, the Unit 1 Agent, TNMP and TGC (Exhibit 10(f)6 to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               10(g) - Indemnity Agreement, made as of the 1st day of December, 1987, by Westinghouse, CE and Zachry, as Indemnitors, for the benefit of the Secured Parties, as defined therein (Exhibit 10(ff) to Form 10-K of TNMP for the year ended December 31, 1987, File No. 2-97230).

               10(h)       -   Second Lien Mortgage and Deed of  Trust
               (With Security Agreement) executed by TNMP, as Mortgagor, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(jj) to Form 10-K of TNMP for the year ended December 31, 1987, File No. 2-97230).

               10(h)1 - Correction Second Lien Mortgage and Deed of Trust (with Security Agreement), dated as of December 1, 1987, executed by TNMP, as Mortgagor, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(vv) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(h)2 - Second Lien Mortgage and Deed of Trust (with Security Agreement) Modification, Extension and Amendment Agreement, dated as of January 8, 1992, executed by TNMP to Donald H. Snell, as Mortgage
               Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(i)2 to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(h)3 - TNP Second Lien Mortgage Modification No. 2, dated as of September 21, 1993, executed by TNMP to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(h)3 to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               10(i)       -    Agreement for Conveyance  and  Partial
               Release of Liens, made as of the 1st day of December, 1987, by PFC and the Unit 1 Agent for the benefit of TNMP (Exhibit 10(kk) to Form 10-K of TNMP for the year ended December 31, 1987, File No. 2-97230).

               10(j)       -   Inducement and Consent Agreement, dated
               as of June 15, 1988, between Phillips Coal Company, Kiewit Texas Mining Company, TNMP, Phillips Petroleum Company and Peter Kiewit Son's, Inc. (Exhibit 10(nn) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(k)       -    Assumption  Agreement,  dated  as   of
               October 1, 1988, executed by TGC, in favor of the Issuing Bank, as defined therein, the Unit 1 Banks, the Unit 1 Agent and the Depositary, as defined therein (Exhibit 10(ww) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(l)       -   Guaranty, dated as of October 1,  1988,
               executed by TNMP and given in respect of the TGC obligations under the Unit 1 Credit Agreement (Exhibit 10(xx) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(m)       -    First  Amended and  Restated  Facility
               Purchase Agreement, dated as of January 8, 1992, among TNMP, as the Purchaser, and TGC, as the Seller, amending and restating the Facility Purchase Agreement among such parties dated as of October 1, 1988 (Exhibit 10(n) to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(n)        -    Operating  Agreement,  dated  as   of
               October 1, 1988, among TNMP and TGC (Exhibit 10(zz) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(o)       -    Unit  2  First  Amended  and  Restated
               Project Loan and Credit Agreement, dated as of January 8, 1992 (the "Unit 2 Credit Agreement"), among TNMP, Texas Generating Company II ("TGC II"), the banks named therein as Banks (the "Unit 2 Banks") and The Chase Manhattan Bank (National Association), as Agent for the Unit 2 Banks (the "Unit 2 Agent"), amending and restating the Project Loan and Credit Agreement among such parties dated as of October 1, 1988 (Exhibit 10(q) to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(o)1 - Amendment No. 1, dated as of September 21, 1993, to the Unit 2 Credit Agreement (Exhibit 10(o)1 to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               10(p)        -    Assignment  and  Security  Agreement,
               dated as of January 8, 1992, among TGC II and the Unit 2 Agent, for the benefit of the Secured Parties, as defined in the Unit 2 Credit Agreement, amending and restating the Assignment and Security Agreement among such parties dated as of October 1, 1988 (Exhibit 10(r) to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(q)        -    Assignment  and  Security  Agreement,
               dated as of October 1, 1988, executed by TNMP in favor of the Unit 2 Agent for the benefit of the Secured Parties, as defined therein (Exhibit 10(jjj) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(r)       -    Subordination Agreement, dated  as  of
               October 1, 1988, among TNMP, Continental Illinois National Bank and Trust Company of Chicago and the Unit 2 Agent (Exhibit 10(mmm) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(s)        -    Mortgage  and  Deed  of  Trust  (With
               Security Agreement and UCC Financing Statement for Fixture Filing), dated to be effective as of October 1, 1988, and executed by Texas PFC, Inc., as Mortgagor, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(uuu) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(s)1 - First TGC II Modification and Extension Agreement, dated as of January 24, 1992, among the Unit 2 Banks, the Unit 2 Agent, TNMP and TGC II (Exhibit 10(u)1 to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(s)2       -     Second   TGC  II  Modification   and
               Extension Agreement, dated as of January 27, 1992, among the Unit 2 Banks, the Unit 2 Agent, TNMP and TGC II (Exhibit 10(u)2 to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(s)3 - Third TGC II Modification and Extension Agreement, dated as of January 27, 1992, among the Unit 2 Banks, the Unit 2 Agent, TNMP and TGC II (Exhibit 10(u)3 to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(s)4       -     Fourth   TGC  II  Modification   and
               Extension Agreement, dated as of September 29, 1993, among the Unit 2 Banks, the Unit 2 Agent, TNMP and TGC II (Exhibit 10(s)4 to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               10(s)5 - Fifth TGC II Modification and Extension Agreement, dated as of June 15, 1994, among the Unit 2 Banks, the Unit 2 Agent, TNMP and TGC II (Exhibit 10(s)5 to Form 10-Q of TNMP for the quarter ended June 30, 1994, File No. 2-97230).

               10(t)        -    Release  and  Waiver  of  Liens   and
               Indemnity Agreement, made effective as of the 1st day of October, 1988, by a consortium composed of Westinghouse, CE, and Zachry (Exhibit 10(vvv) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(u)       -   Second Lien Mortgage and Deed of  Trust
               (With Security Agreement), dated as of October 1, 1988, and executed by TNMP, as Mortgagor, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(www) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(u)1 - Second Lien Mortgage and Deed of Trust (with Security Agreement) Modification, Extension and Amendment Agreement, dated as of January 8, 1992, executed by TNMP to Donald H. Snell, as Mortgage
               Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(w)1 to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(u)2 - TNP Second Lien Mortgage Modification No. 2, dated as of September 21, 1993, executed by TNMP to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(u)2 to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               10(v)        -     Intercreditor   and   Nondisturbance
               Agreement, dated as of October 1, 1988, among PFC, Texas PFC, Inc., TNMP, the Project Creditors, as defined therein, and the Collateral Agent, as defined therein (Exhibit 10(xxx) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(v)1 - Amendment #1, dated as of January 8, 1992, to the Intercreditor and Nondisturbance Agreement, dated as of October 1, 1988, among TGC, TGC II, TNMP, the Unit 1 Banks, the Unit 2 Banks and The Chase Manhattan Bank (National Association) in its capacity as collateral agent for the Unit 1 Banks and the Unit 2 Banks (Exhibit 10(x)1 to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(v)2 - Amendment No. 2, dated as of September 21, 1993, to the Intercreditor and Nondisturbance Agreement, among TGC, TGC II, TNMP, the Unit 1 Banks, the Unit 2 Banks and The Chase Manhattan Bank (National Association) in its capacity as collateral agent for the Unit 1 Banks and the Unit 2 Banks (Exhibit 10(v)2 to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               10(w)       -    Grant  of  Reciprocal  Easements   and
               Declaration of Covenants Running with the Land, dated as of the 1st day of October, 1988 between PFC and Texas PFC, Inc. (Exhibit 10(yyy) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(x)       -    Non-Partition Agreement, dated  as  of
               May 30, 1990, among TNMP, TGC and The Chase Manhattan Bank (National Association), as Agent for the Banks which are parties to the Unit 1 Credit Agreement
               (Exhibit 10(ss) to Form 10-K of TNMP for the year ended December 31, 1990, File No. 2-97230).

               10(y)       -    Assumption Agreement, dated  July  26,
               1991, to be effective as of May 31, 1991, by TGC II in favor of the Issuing Bank, the Unit 2 Banks, the Unit 2 Agent and the Depositary, as defined therein (Exhibit 10(kkk) to Amendment No. 1 to File No. 33-41903).

               10(z)       -    Guaranty, dated July 26, 1991,  to  be
               effective as of May 31, 1991, by TNMP and given in respect of the TGC II obligations under the Unit 2 Credit Agreement (Exhibit 10(lll) to Amendment No. 1 to File No. 33-41903).

               10(aa) - First Amended and Restated Facility Purchase Agreement, dated as of January 8, 1992, among TNMP, as the Purchaser, and TGC II, as the Seller, amending and restating the Facility Purchase Agreement among such parties dated July 26, 1991, to be effective as of May 31, 1991 (Exhibit 10(dd) to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

               10(aa)1 - Amendment No. 1 to the Unit 2 First Amended and Restated Facility Purchase Agreement, dated as of September 21, 1993, among TNMP, as the Purchaser, and TGC II, as the Seller (Exhibit 10(aa)1 to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               10(bb) - Operating Agreement, dated July 26, 1991, to be effective as of May 31, 1991, between TNMP and TGC II (Exhibit 10(nnn) to Amendment No. 1 to File No. 33-41903).

               10(cc) - Non-Partition Agreement, executed July 26, 1991, to be effective as of May 31, 1991, among TNMP, TGC II and The Chase Manhattan Bank (National Association) (Exhibit 10(ppp) to Amendment No. 1 to File No. 33-41903).

               Power Supply Contracts

               10(dd)      -    Contract dated May  12,  1976  between
               TNMP and Houston Lighting & Power Company (Exhibit 5(a), File No. 2-69353).

               10(dd)1 - Amendment, dated January 4, 1989, to the Contract dated May 12, 1976 between TNMP and Houston Lighting & Power Company (Exhibit 10(cccc) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(ee) - Contract dated May 1, 1986 between TNMP and Texas Electric Utilities Company, amended September 29, 1986, October 24, 1986 and February 21, 1987 (Exhibit 10(c) of Form 8 applicable to Form 10-K of TNMP for the year ended December 31, 1986, File No. 2-97230).

               10(ff) - Amended and Restated Agreement for Electric Service dated May 14, 1990 between TNMP and Texas Utilities Electric Company (Exhibit 10(vv) to Form 10-K of TNMP for the year ended December 31, 1990, File No. 2-97230).

               10(ff)1 - Amendment, dated April 19, 1993, to Amended and Restated Agreement for Electric Service, dated May 14, 1990, As Amended between TNMP and Texas Utilities Electric Company (Exhibit 10(ii)1 to Form S-2 Registration Statement, filed on July 19, 1993, File No. 33-66232).

               10(gg) - Contract dated June 11, 1984 between TNMP and Southwestern Public Service Company (Exhibit 10(d) of Form 8 applicable to Form 10-K of TNMP for the year ended December 31, 1986, File No. 2-97230).

               10(hh) - Contract dated April 27, 1977 between TNMP and West Texas Utilities Company amended April 14, 1982, April 19, 1983, May 18, 1984 and October 21,
               1985 (Exhibit 10(e) of Form 8 applicable to Form 10-K of TNMP for the year ended December 31, 1986, File No. 2-97230).

               10(ii) - Contract dated April 29, 1987 between TNMP and El Paso Electric Company (Exhibit 10(f) of
               Form 8 applicable to Form 10-K of TNMP for the year ended December 31, 1986, File No. 2-97230).

               10(jj) - Contract dated February 28, 1974, amended May 13, 1974, November 26, 1975, August 26, 1976 and October 7, 1980 between TNMP and Public Service Company of New Mexico (Exhibit 10(g) of Form 8 applicable to Form 10-K of TNMP for the year ended December 31, 1986, File No. 2-97230).

               10(jj)1 - Amendment, dated February 22, 1982, to the Contract dated February 28, 1974, amended May 13, 1974, November 26, 1975, August 26, 1976, and October 7, 1980 between TNMP and Public Service Company of New Mexico (Exhibit 10(iiii) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(jj)2 - Amendment, dated February 8, 1988, to the Contract dated February 28, 1974, amended May 13, 1974, November 26, 1975, August 26, 1976, and October 7, 1980 between TNMP and Public Service Company of New Mexico (Exhibit 10(jjjj) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(jj)3 - Amended and Restated Contract for Electric Service, dated April 29, 1988, between TNMP and Public Service Company of New Mexico (Exhibit 10(zz)3 to Amendment No. 1 to File No. 33-41903).

               10(kk) - Contract dated December 8, 1981 between TNMP and Southwestern Public Service Company amended December 12, 1984, December 2, 1985 and December 19, 1986 (Exhibit 10(h) of Form 8 applicable to Form 10-K of TNMP for the year ended December 31, 1986, File No. 2-97230).

               10(kk)1 - Amendment, dated December 12, 1988, to the Contract dated December 8, 1981 between TNMP and Southwestern Public Service Company amended December 12, 1984, December 2, 1985 and December 19, 1986
               (Exhibit 10(llll) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(kk)2 - Amendment, dated December 12, 1990, to the Contract dated December 8, 1981 between TNMP and Southwestern Public Service Company (Exhibit 19(t) to Form 10-K of TNMP for the year ended December 31, 1990, File No. 2-97230).

               10(ll) - Contract dated August 31, 1983, between TNMP and Capitol Cogeneration Company, Ltd. (including letter agreement dated August 14, 1986) (Exhibit 10(i) of Form 8 applicable to Form 10-K of TNMP for the year ended December 31, 1986, File No. 2-97230).

               10(ll)1 - Agreement Substituting a Party, dated May 3, 1988, among Capitol Cogeneration Company, Ltd., Clear Lake Cogeneration Limited Partnership and TNMP
               (Exhibit 10(nnnn) to Form 10-K of TNMP for the year ended December 31, 1988, File No. 2-97230).

               10(ll)2 - Letter Agreements, dated May 30, 1990 and August 28, 1991, between Clear Lake Cogeneration Limited Partnership and TNMP (Exhibit 10(oo)2 to Form 10-K of TNMP for the year ended December 31, 1992, File No. 2-97230).

               10(ll)3 - Notice of Extension Letter, dated August 31, 1992, between Clear Lake Cogeneration Limited Partnership and TNMP (Exhibit 10(oo)3 to Form 10-K of TNMP for the year ended December 31, 1992, File No. 2-97230).

               10(ll)4 - Scheduling Agreement, dated September 15, 1992, between Clear Lake Cogeneration Limited Partnership and TNMP (Exhibit 10(oo)4 to Form 10-K of TNMP for the year ended December 31, 1992, File No. 2-97230).

               10(mm) - Interconnection Agreement between TNMP and Plains Electric Generation and Transmission Cooperative, Inc. dated July 19, 1984 (Exhibit 10(j) of Form 8 applicable to Form 10-K of TNMP for the year ended December 31, 1986, File No. 2-97230).

               10(nn) - Interchange Agreement between TNMP and El Paso Electric Company dated April 29, 1987 (Exhibit 10(l) of Form 8 applicable to Form 10-K of TNMP for the year ended December 31, 1986, File No. 2-97230).

               *10(nn)1    -    Amendment No. 1,  dated  November  21,
               1994, to the Interchange Agreement between TNMP and El Paso Electric Company dated April 29, 1987.

               10(oo) - DC Terminal Participation Agreement between TNMP and El Paso Electric Company dated December 8, 1981 amended April 29, 1987 (Exhibit 10(m) of Form 8 applicable to Form 10-K of TNMP for the year ended December 31, 1986, File No. 2-97230).

               *10(pp)     -    1996  Firm  Capacity  &  Energy   Sale
               Agreement between TNMP and TEP dated December 20, 1994, effective as of January 1, 1996.

               Employment Contracts

               10(qq)       -     Texas-New   Mexico   Power   Company
               Executive Agreement for Severance Compensation Upon Change in Control, executed November 11, 1993, between Sector Vice President and Chief Financial Officer and TNMP (Pursuant to Instruction 2 of Reg. 229.601(a), accompanying this document is a schedule: (i) identifying documents substantially identical to the document which have been omitted from the Exhibits; and (ii) setting forth the material details in which such omitted documents differ from the document)
               (Exhibit 10(pp) to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               10(rr) - Texas-New Mexico Power Company Key Employee Agreement for Severance Compensation Upon Change in Control, executed November 11, 1993, between Assistant Treasurer and TNMP (Pursuant to Instruction 2 of Reg. 229.601(a), accompanying this document is a schedule: (i) identifying documents substantially identical to the document which have been omitted from the Exhibits; and (ii) setting forth the material details in which such omitted documents differ from the document) (Exhibit 10(qq) to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               10(ss) - Agreement between James M. Tarpley and TNPE and TNMP, pursuant to resignation as of November 9, 1993, to be effective January 1, 1994 (Exhibit 10(rr) to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               10(tt) - Agreement between Dwight R. Spurlock and TNPE and TNMP, effective November 9, 1993 (Exhibit 10(ss) to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

               10(uu) - Agreement between Kevern Joyce and TNPE and TNMP, executed March 25, 1994 (Exhibit 10(tt) to Form 10-Q of TNMP for the quarter ended March 31, 1994, File No. 2-97230).

               *21        -   Subsidiaries of the Registrants.