Form 10-K
period 1995-12-31
TEXAS NEW MEXICO POWER CO; TNP ENTERPRISES INC
filed 1996-03-19
CIK 22767, 741612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  -----------


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X) COMBINED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended DECEMBER 31, 1995
                                       OR
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from    to


                              TNP ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

  Texas                 4100 International Plaza,
                           P. O. Box 2943,
                         Fort Worth, Texas 76113                Commission File
---------               ------------------------                ---------------
(State of               (Address and zip code of                 Number: 1-8847
incorporation)        principal executive offices)

Telephone number, including area code:  817-731-0099
                                                                  75-1907501
                                                               (I.R.S. employer
                                                             identification no.)

Securities registered pursuant to Section 12(b) of the Act:
                             Shares Outstanding            Name of each exchange
Title of each class          on January 31, 1996             on which registered
---------------------        -------------------           ---------------------
Common stock, no par value        10,920,060             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \ \

     The aggregate market value of TNP Enterprises, Inc. common stock held by nonaffiliates on January 31, 1996, was $223,755,700, based on the common stock's closing price on the New York Stock Exchange on the same date of $20.63 per share.

-------------------------------------------------------------------------------
                         TEXAS-NEW MEXICO POWER COMPANY
             (Exact name of registrant as specified in its charter)

  Texas                 4100 International Plaza,
                           P. O. Box 2943,
                         Fort Worth, Texas 76113                Commission File
---------               ------------------------                ---------------
(State of               (Address and zip code of                 Number:2-97230
incorporation)        principal executive offices)

Telephone number, including area code:  817-731-0099
                                                                  75-0204070
                                                               (I.R.S. employer
                                                            identification no.)
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                                           Name of each exchange
Title of each class                        on which registered
-------------------                       ------------------------
First mortgage bonds:
  Series M, 8.7% due 2006;
  Series R, 10.0% due 2017;
  Series S, 9.625% due 2019;
  Series T, 11.25% due 1997;
  and Series U, 9.25% due 2000                    None

Secured debentures:
  12.5% due 1999;
  Series A, 10.75% due 2003                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \X\

     TNP Enterprises, Inc. holds all 10,705 outstanding common shares of Texas-New Mexico Power Company.

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                               Part Where Incorporated
 Proxy Statement for 1996 Annual
 Meeting of Holders of TNP
 Enterprises, Inc. Common Stock                                   III

                      TNP ENTERPRISES INC. AND SUBSIDIARIES
                 TEXAS NEW-MEXICO POWER COMPANY AND SUBSIDIARIES
 Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995

     This combined annual report on Form 10-K is filed separately by TNP Enterprises, Inc. and Texas-New Mexico Power Company. Information contained in this report relating to Texas-New Mexico Power Company is filed by TNP
Enterprises, Inc. and separately by Texas-New Mexico Power Company on its own behalf. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc. or to any other affiliate or subsidiary of TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company.

                                TABLE OF CONTENTS


Glossary of Terms.........................................................   3

                                     Part I
Item 1.   BUSINESS........................................................   4
          Introduction....................................................   4
          TNP's Service Areas.............................................   4
          Seasonality of Business.........................................   5
          Sources of Energy...............................................   5
          Government Regulation...........................................   6
          Employees and Executive Officers................................   6
Item 2.   PROPERTIES......................................................   7
          Administrative and Service Facilities...........................   7
          Generating Facilities...........................................   7
          Transmission and Distribution Facilities........................   7
Item 3.   LEGAL PROCEEDINGS...............................................   8
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   8

                                     Part II

Item 5.   MARKET FOR REGISTRANTS' COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS.................................   8
Item 6.   SELECTED FINANCIAL DATA.........................................   9
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................  11
          Competitive Conditions..........................................  11
          Results of Operations...........................................  12
          Liquidity and Capital Resources.................................  15
          Other Matters...................................................  15
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  16
          TNP Enterprises, Inc. and Subsidiaries..........................  18
          Texas-New Mexico Power Company and Subsidiaries.................  23
          Notes to Consolidated Financial Statements......................  28
          Selected Quarterly Consolidated Financial Data..................  39
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.............................  39

                                    Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  40
          Directors.......................................................  40
          Executive Officers..............................................  40
Item 11.  EXECUTIVE COMPENSATION..........................................  40
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  40
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  40

                                     Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.. 40


                                     Page 1





                      TNP ENTERPRISES INC. AND SUBSIDIARIES
                 TEXAS NEW-MEXICO POWER COMPANY AND SUBSIDIARIES
 Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995


                                Glossary of Terms

     As used in this combined report, the following abbreviations, acronyms, or capitalized terms have the meanings set forth below:


Abbreviation, Acronym,
or Capitalized Term                                            Meaning
------------------------------------------------------------------------------------------------
AFUDC .......................................... Allowance for borrowed funds used during construction
Bond Indenture.................................. Document pursuant to which FMBs are issued
DAT............................................. Deferred accounting treatment
EPA............................................. Environmental Protection Agency
EWG............................................. Exempt Wholesale Generator
EPS............................................. Earnings (loss) per share of common stock
FASB............................................ Financial Accounting Standards Board
FERC............................................ Federal Energy Regulatory Commission
FMB(s).......................................... One or more First Mortgage Bonds issued by TNP
GWH............................................. Gigawatt-Hours
IRS............................................. Internal Revenue Service
ITC............................................. Investment Tax Credits
KWH............................................. Kilowatt-Hours
MW.............................................. Megawatts
MWH............................................. Megawatt-Hours
New Credit Facility............................. Revolving  credit  facility from syndicate of lenders  represented by Chemical Bank, effective November 3, 1995
NMPUC........................................... New Mexico Public Utility Commission
Note(s)......................................... One or more Notes to Consolidated Financial Statements
PPM............................................. PPM America, Inc.
PUCT............................................ Public Utility Commission of Texas
SPS............................................. Southwestern Public Service Company
SFAS............................................ Statement of Financial Accounting Standards
Rights Plan..................................... Shareholder Rights Plan adopted by TNPE
TEP............................................. Tucson Electric Power Company
TGC............................................. Texas Generating Company, a wholly owned subsidiary of TNP
TGC II.......................................... Texas Generating Company II, a wholly owned subsidiary of TNP
TNP One......................................... A two-unit, lignite-fueled, circulating fluidized-bed generating plant located in Robertson County, Texas
TNP............................................. Texas-New Mexico Power Company, a wholly owned subsidiary of TNPE
TNPE............................................ TNP Enterprises, Inc.
Tri-State....................................... Tri-State Generation and Transmission Association
TU.............................................. Texas Utilities Electric Company
Unit 1.......................................... The first completed electric generating unit of TNP One
Unit 2.......................................... The second completed electric generating unit of TNP One




                                     Page 2


                                     PART I


Item 1.      BUSINESS.

Introduction

     TNPE was organized as a holding company in 1983 and currently transacts business through its subsidiary, TNP. TNP is a public utility engaged in generating, purchasing, transmitting, distributing, and selling electricity to customers in Texas and New Mexico. TNP's original predecessor was organized in 1925. TNP has two subsidiaries, TGC and TGC II, both of which were organized to facilitate TNP's acquisitions of TNP One, Unit 1 and Unit 2 in 1990 and 1991, respectively.

     TNPE, TNP, TGC, and TGC II are all Texas corporations. Their executive offices are located at 4100 International Plaza, P.O. Box 2943, Fort Worth, Texas 76113 and their telephone number is (817) 731-0099. Unless otherwise indicated, all financial information in this report is presented on a consolidated basis.

TNP's Service Areas

     TNP provides electric service to 84 Texas and New Mexico municipalities and adjacent rural areas with more than 213,000 customers. TNP's service areas are organized into three operating regions: the South-Western Region, the North-Central Region, and the New Mexico Region.

   South-Western Region

     The  South-Western  Region  includes  the area  along the Texas  Gulf Coast between Houston and Galveston. The oil and petrochemical industries, agricultural industry, and general commercial activity in the Houston area support the economy of this area. This region also includes the area in far west Texas between Midland and El Paso. The economy in this area is based primarily on oil and gas production, agriculture, and food processing.

   North-Central Region

     The North-Central Region extends from Lewisville, Texas, which is north of Dallas-Fort Worth International Airport, to municipalities along the Red River. TNP provides electric service to a variety of commercial, agricultural, and petroleum industry customers in this area. This region also includes municipalities and communities south and west of Fort Worth. This area's economy depends largely on agriculture and, to a lesser extent, tourism and oil production. The North-Central Region previously included service territory in a portion of the Texas Panhandle that TNP sold in September 1995. Information about the sale is set forth in Note 3, which is incorporated here by reference.

   New Mexico Region

     The New Mexico Region  includes  areas in southwest and  south-central  New
Mexico.   This  region's   economy  is  primarily   dependent  upon  mining  and
agriculture. Copper mines are the major industrial customers in this region.

     TNP's sales in all regions are primarily to retail customers. Revenues contributed by each operating region and its percentage of total operating revenues in 1995, 1994, and 1993, respectively, are set forth in the following table. No single customer accounted for more than 10% of operating revenues during the years presented in the table.


                           Operating Revenues ($000's)

 Region                      1995                         1994                          1993
--------             -------------------            ------------------          --------------------
South-Western     $  278,791       57.4%        $  269,194        56.3%       $  262,979        55.4%
North-Central        137,521       28.3            132,595        27.8           131,725        27.8
New Mexico            69,511       14.3             76,200        15.9            79,538        16.8
                    --------      -----            -------       -----          --------       -----
   Total          $  485,823      100.0%        $  477,989       100.0%       $  474,242       100.0%
                    ========      =====            =======       =====          ========       =====

   Franchises and Certificates of Public Convenience and Necessity

     TNP holds 82 franchises with terms ranging from 20 to 50 years and two franchises with indefinite terms from the 84 municipalities to which it provides electric service. These franchises will expire on various dates from 1996 to 2039. Three Texas franchises, comprising 21% of total company revenues, are scheduled to expire in 1996, 1998, and 1999. However, Texas law does not require an electric utility to execute a franchise agreement with a Texas municipality to be entitled to provide or continue to provide electrical service within the municipality. A franchise agreement documents the mutually agreeable terms under which the service will be provided. TNP intends to negotiate and execute new or amended franchise agreements to be effective before existing franchises expire.

     TNP also holds PUCT certificates of public convenience and necessity covering all Texas areas that TNP serves. These certificates include terms that are customary in the public utility industry. TNP generally has not been required to have certificates of public convenience and necessity to provide electric power in New Mexico.

Seasonality of Business

     TNP experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. In 1995, approximately 40% of annual revenues were recorded in June, July, August, and September.

Sources of Energy

     TNP generates electricity at TNP One. TNP One, which has 300 MW of capacity, provided approximately 25% of TNP's total firm power requirements during 1995. Power generated at TNP One is transmitted over TNP's own transmission lines to other utilities' transmission systems for delivery to TNP's Texas service area systems. To maintain a reliable power supply for its customers and to coordinate interconnected operations, TNP is a member of the Electric Reliability Council of Texas, the Inland Power Pool, and the New Mexico Power Pool.

     TNP purchases the remainder of its electricity from various suppliers with diversified fuel sources. The availability and cost of purchased energy to TNP is subject to changes in supplier costs, regulations and laws, fuel costs, and other factors. TNP is pursuing various opportunities to reduce purchased power costs.

     The following table sets forth certain information concerning TNP's sources of electric energy in 1995.

                                               Year Contract         Percent of
                                                  Expires          Energy Provided
TEXAS
---------
Generation
TNP One....................................        -                     44%
Purchased Power
TU(1)......................................      1999                    29
Clear Lake Cogeneration L.P................      2004                    19
Other......................................      Various                  8
                                                                        ---
  Total                                                                 100%
                                                                        ===
NEW MEXICO
----------
Purchased Power
TEP(2).....................................      1995                    35%
Public Service Co. of New Mexico(3)........      2006                    26
El Paso Electric Co.(3)....................      2002                    21
SPS(3).....................................      2001                    11
Other......................................      Various                  7
                                                                       ----
  Total                                                                 100%


(1) TNP has notified TU of its intent to cease purchasing full requirements power and energy effective January 1, 1999, as described in Note 12.

(2) TNP purchased economy energy from TEP pursuant to a temporary arrangement that expired in August 1995. Subsequently, TNP entered into a firm supply contract with TEP that expires at the end of 1996.

(3)  Supplier may not terminate service to TNP without FERC authorization.

     Management   believes  that  current  supply   arrangements  and  available
capacities on the wholesale market are adequate to satisfy TNP's foreseeable power requirements.

   Recovering Purchased Power and Fuel Costs

     Purchased power is recovered from TNP customers through power cost recovery adjustment clauses authorized by the PUCT and NMPUC. These clauses enable TNP to recover this significant component of operating expenses within two months of billing by its suppliers.

     Fuel costs are recovered from TNP's Texas customers through a fixed fuel recovery factor approved by the PUCT. The fixed fuel recovery factor is described at Item 7, "Pass-Through Expenses--Fuel," which is incorporated here by reference.

Government Regulation

     TNP is subject to PUCT and NMPUC regulation. Some of its activities, such as issuing securities, are also subject to FERC regulation. Recent regulatory developments are changing competitive conditions in the electric utility industry. These changes are discussed in Item 7, "Competitive Conditions," which is incorporated here by reference.

     In addition to regulation as a utility, TNP's facilities are regulated by the EPA and Texas and New Mexico environmental agencies. TNP One uses environmentally  superior  circulating  fluidized bed technology that eliminates the need for expensive scrubbers. TNP was allotted sufficient emission allowances to comply with the Clean Air Act of 1990 through the year 2000. During 1995, 1994, and 1993, TNP incurred expenses related to air, water, and solid waste pollution abatement (including ash removal) of approximately $5.5 million, $5.9 million, and $4.3 million, respectively.

Employees And Executive Officers

     At December 31, 1995, TNP had 858 employees. TNP's employees are not represented by a union or covered by a collective bargaining agreement. Management believes TNP's relations with its employees are good.

     Executive officers of TNPE and TNP, who are elected annually by the respective boards of directors and serve at the discretion of the boards, are as follows:

              Name                         Age             Position with TNPE

              Kevern R. Joyce              49              Chairman, President, & Chief Executive Officer
              Manjit S. Cheema             41              Vice President & Chief Financial Officer
              Ralph Johnson                52              Vice President
              Michael D. Blanchard         45              Corporate Secretary & General Counsel
              Patrick L. Bridges           37              Treasurer

              Name                         Age             Position with TNP

              Kevern R. Joyce              49              Chairman, President, & Chief Executive Officer
              Jack V. Chambers, Jr.        46              Senior Vice President & Chief Customer Officer
              Manjit S. Cheema             41              Vice President & Chief Financial Officer
              Dennis R. Cash               42              Vice President - Human Resources
              Allan B. Davis               58              Vice President & Regional Customer Officer
              Larry W. Dillon              41              Vice President & Regional Customer Officer
              W. Douglas Hobbs             52              Vice President & Regional Customer Officer
              Ralph Johnson                52              Vice President - Power Resources
              John A. Montgomery           34              Vice President - Marketing & Communications
              Michael D. Blanchard         45              Corporate Secretary & General Counsel
              Patrick L. Bridges           37              Treasurer
              Melissa D. Davis             38              Controller

     Kevern R. Joyce joined TNPE and TNP in April 1994. He became Chairman in April 1995. From 1992 until April 1994, Mr. Joyce served as Senior Vice President and Chief Operating Officer of TEP, and from 1990 to 1992, he was Vice President - Rates and Conservation.

     Manjit S. Cheema joined TNP in June 1994. He was also Treasurer of TNP from June 1994 until September 1995. In December 1994, he became Vice President & Chief Financial Officer of TNPE and TNP. From March 1990 until he joined TNPE and TNP, Mr. Cheema was Assistant Treasurer and Manager of Financial Planning and Budgeting for TEP.

     Jack V. Chambers has served as Senior Vice President and Chief Customer Officer of TNP since 1994. He was TNP's Sector Vice President - Revenue Production from 1990 to 1994.

     Ralph Johnson joined TNP and TNPE in February 1995. From March 1991 until he joined TNP and TNPE, Mr. Johnson was Assistant General Manager for Tri-State in Denver, Colorado, which sells power to rural electric cooperatives. From January 1991 to March 1991, he was a consultant to the General Manager at Tri-State. Mr.
Johnson managed electric power generation and transmission functions.

     Michael D. Blanchard has been Corporate Secretary and General Counsel of TNP and TNPE since 1987.

     Patrick L. Bridges was appointed Treasurer of TNPE and TNP in September 1995. He served as TNP's Director Finance from 1994 to September 1995, Assistant Treasurer from 1993 to September 1995, Manager - Revenue Accounting during 1993, and Manager - Forecasting from 1990 to 1993.

     Dennis R. Cash has served TNP as Vice President - Human Resources since 1994. From 1990 until 1994 he was General Manager - or Manager - Human Resources.

     Allan B. Davis has been a TNP Vice President and Regional Customer Officer since 1994. From 1991 to 1994, he was TNP's Vice President - Chief Engineer, Chief Engineer, or Assistant Chief Engineer.

     Larry W. Dillon has been a TNP Vice President and Regional Customer Officer since 1994. From 1993 to 1994, he was TNP's Vice President - Operations. He was TNP's Division Manager from 1990 to 1993.

     W. Douglas Hobbs became a TNP Vice President and Regional Customer Officer in 1994. He served as TNP One Plant Manager from April 1992 to 1994. From 1989 until February 1992, Mr. Hobbs was Project Manager with Fluor Corporation, where he worked on international/domestic projects involving developing and implementing education, maintenance, and operating programs for utility and industrial organizations.

     John A. Montgomery joined TNP in December 1995. From February 1994 until he joined TNP, he served as Director of Marketing and Regional Marketing Director of Greyhound Lines, Inc., a bus transportation company. From August 1990 to February 1994, Mr. Montgomery was President of Viva Brands International, Inc., a tropical fruit beverage company that he founded.

     Melissa D. Davis was appointed TNP's Controller in September 1995. From 1994 to September 1995, she was Director - Financial Accounting and Assistant Controller of TNP. She served as Division Accounting Manager from 1991 to 1994.

Item 2.      PROPERTIES.

     Substantially all of TNP's real and personal property secures its FMBs. Substantially all of TNP's real and personal property in Texas secures its revolving credit facility and debentures. TNP's long-term debt is described in
Note 9.

Administrative and Service Facilities

     TNPE's and TNP's corporate headquarters are located in an office building in Fort Worth, Texas. Space in this building is leased through 2003.

     TNP owns or leases local offices in 37 of the municipalities that it serves. TNP owns 14 construction/service centers in Texas and New Mexico.

Generating Facilities

     TNP One generates power for TNP's Texas service areas and operates as a base load facility.

Transmission and Distribution Facilities

     Management believes that TNP's transmission and distribution facilities are of sufficient capacity to serve existing customers adequately and to be extended and expanded to serve customer growth for the foreseeable future. These facilities primarily consist of overhead and underground lines, substations, transformers, and meters. TNP generally constructs its transmission and distribution facilities on easements or public rights of way and not on real property held in fee simple.

Item 3.      LEGAL PROCEEDINGS.

     The information set forth in Notes 3, 5, and 12 regarding regulatory and legal matters is incorporated here by reference.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter of 1995.




                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     TNPE's common stock is traded on the New York Stock Exchange under the symbol "TNP." The high and low sales prices of, and the amount of dividends declared and paid on, TNPE's common stock during each quarter in 1995 and 1994 were as follows:

                                                               TNPE
                         MARKET PRICE RANGE                  DIVIDENDS
                      1995                1994                 PAID
                 --------------     ----------------         ---------
QUARTER          HIGH      LOW       HIGH       LOW        1995    1994
-------          ----      ---       ----       ---        ----    ----
First          $16 0/0  $14 5/8    $18 5/8  $16 5/8      $ 0.20  $ 0.41
Second          16 3/4   15 0/0     17 3/8   14 5/8        0.20    0.41
Third           17 3/4   16 0/0     15 5/8   13 1/4        0.20    0.20
Fourth          19 1/8   17 1/2     15 3/8   13 5/8        0.22    0.20
                                                           ----    ----
  Total                                                  $ 0.82  $ 1.22
                                                           ====    ====

     As of January 31, 1996, there were approximately 6,300 record holders of TNPE common stock.

     TNPE holds all 10,705 outstanding common shares of TNP. During 1995 and 1994, TNP paid common dividends to TNPE as follows:


                 TNP DIVIDENDS PAID ($000'S)
QUARTER          1995                1994
First         $      -            $   4,400
Second               -                4,400
Third                -                   -
Fourth            2,400               2,200
                  -----             -------
  Total       $   2,400           $  11,000
                  =====             =======


Item 6.      SELECTED FINANCIAL DATA.


     The following table sets forth selected financial data of TNPE and TNP for 1991 through 1995. For information on changes in net earnings (loss) and EPS from 1993 through 1995, see Item 7, which is incorporated here by reference.
Information on changes from 1991 to 1992 is contained in footnotes to the following table.

                                                      1995            1994           1993             1992           1991
                                                      ----            ----           ----             ----           ----
                                                            (In thousands except per share amounts and percentages)
   TNP ENTERPRISES, INC.
   Consolidated results
     Operating revenues..........................$    485,823    $   477,989      $   474,242    $   443,827     $  441,343
     Net earnings (loss)(1)......................$     41,505    $   (17,441)     $    11,605    $    10,930     $   19,533
   Total assets(2)...............................$  1,030,433    $ 1,054,488      $ 1,086,938    $ 1,182,707     $1,122,591
   Cash flows
     Construction expenditures...................$     28,689    $    29,038      $    26,360    $    22,410     $   42,536
     Cash internally generated as a percentage
       of construction expenditures (3)..........         274%           105%             123%           213%           101%
   Common shares outstanding
     Weighted average............................      10,901         10,750           10,641          8,545          8,275
     End of year.................................      10,920         10,866           10,696         10,598          8,318
   Per share of common stock
     Earnings (loss) (1).........................$       3.75    $     (1.70)     $     1.01     $      1.17     $     2.23
     Cash dividends declared.....................$       0.82    $      1.22      $     1.63     $      1.63     $     1.63
     Book value..................................$      19.91    $     17.01      $    19.97     $     20.62     $    21.45
   Capitalization
     Common shareholders' equity.................$    217,457        184,869          213,627        218,535        178,388
     Preferred stock.............................       3,600          8,680            9,560         10,440         11,320
     Long-term debt, less current maturities (4).     611,925        682,832          678,994        742,087        525,060
                                                      -------        -------          -------        -------        -------
       Total capitalization......................$    832,982    $   876,381      $   902,181    $   971,062     $  714,768
                                                      =======        =======          =======        =======        =======
   Capitalization ratios
     Common shareholders' equity..................       26.1%          21.1%           23.7%           22.5%          25.0%
     Preferred stock..............................        0.4            1.0             1.1             1.1            1.6
     Long-term debt, less current maturities......       73.5           77.9            75.2            76.4           73.4
                                                       ------          -----           -----           -----          -----
       Total capitalization.......................      100.0%         100.0%          100.0%          100.0%         100.0%
                                                        =====          =====           =====           =====          =====

   TEXAS-NEW MEXICO POWER COMPANY
   Consolidated results
     Operating revenues..........................$    485,823    $   477,989      $   474,242    $   443,827     $  441,343
     Net earnings (loss) (1).....................$     41,809    $   (16,634)     $    11,523    $    10,845     $   19,840
   Total assets(2)...............................$  1,024,943    $ 1,043,178      $ 1,076,820    $ 1,156,567     $1,111,281
   Cash flows (same as TNPE)
   Capitalization
     Common shareholder's equity.................$    224,351    $   185,777      $   214,184    $   205,875     $  171,393
     Preferred stock.............................       3,600          8,680            9,560         10,440         11,320
     Long-term debt, less current maturities(4)..     611,925        682,832          678,994        742,087        525,060
                                                      -------        -------          -------        -------        -------
       Total capitalization......................$    839,876    $   877,289      $   902,738    $   958,402     $  707,773
                                                      =======        =======          =======        =======        =======
   Capitalization ratios
     Common shareholder's equity.................        26.7%          21.2%           23.7%            21.5%         24.2%
     Preferred stock.............................         0.4            1.0             1.1              1.1           1.6
     Long-term debt, less current maturities.....        72.9           77.8            75.2             77.4          74.2
                                                      -------         ------          ------           ------        ------
       Total capitalization......................       100.0%         100.0%          100.0%           100.0%        100.0%
                                                      =======         ======          ======           ======        ======

(1) TNPE's and TNP's 1995 earnings before cumulative effect of change in accounting were $33,060 and $33,364, respectively. TNPE's 1995 EPS before cumulative effect of change in accounting was $2.98.

(2) Total assets for 1994 and 1993 were reclassified to conform to the 1995 method of presentation.

(3) Cash internally generated is defined as cash generated from operations less cash dividends. The increase in cash internally generated as a percentage of construction expenditures in 1992 resulted from rate increases late in 1991. The decrease from 1992 to 1993 resulted from an $18 million refund to customers in 1993 for amounts collected over bonded rates relating to the 1991 rate increase. (4) The increase in long-term debt in 1992 resulted primarily from the issuance of debt securities to satisfy current maturities of long-term debt and unsecured notes payable.




                                                      1995            1994           1993             1992           1991
                                                      ----            ----           ----             ----           ----
UTILITY STATISTICS Operating revenues (in thousands):
   Residential...................................  $  200,455     $  194,933       $  193,484     $  175,885      $ 176,651
   Commercial....................................     148,908        141,886          138,680        128,550        119,745
   Industrial....................................     113,728        122,714          124,474        121,027        128,356
   Other.........................................      22,732         18,456           17,604         18,365         16,591
                                                     --------        -------         --------       --------        -------
     Total.......................................  $  485,823     $  477,989       $  474,242     $  443,827      $ 441,343
                                                     ========        =======         ========       ========        =======

Sales (MWH):
   Residential..................................    2,141,553      2,085,621        2,047,360      1,947,593      2,017,349
   Commercial...................................    1,681,130      1,618,840        1,567,083      1,499,927      1,485,211
   Industrial...................................    2,704,159      2,652,844        2,567,552      2,508,837      2,798,369
   Other........................................      113,985        114,190          104,882        109,954        115,406
                                                   ----------     ----------       ----------     ----------      ---------
     Total......................................    6,640,827      6,471,495        6,286,877      6,066,311      6,416,335
                                                   ==========     ==========       ==========     ==========      =========
Number of customers (at year-end):
   Residential...................................     183,863        185,364          181,298        178,154        174,859
   Commercial....................................      29,361         30,624           30,235         30,359         30,300
   Industrial....................................         136            142              141            155            160
   Other.........................................         244            237              237            229            230
                                                     --------        -------         --------       --------        -------
     Total.......................................     213,604        216,367          211,911        208,897        205,549
                                                     ========        =======         ========       ========        =======

Revenue statistics:
   Average annual use per residential
     customer (KWH).............................       11,476         11,354           11,362         11,003         11,584
   Average annual revenue per residential
     customer (dollars).........................        1,074          1,061            1,067            987          1,010
   Average revenue per KWH
     sold - residential (cents).................         9.36           9.35            9.45            9.03           8.76
   Average revenue per KWH
     sold - total sales (cents).................         7.32           7.39            7.54            7.32           6.88

Net generation and purchases (MWH):
   Generated....................................    2,351,000      2,336,830        2,363,493      2,247,664      1,337,366
   Purchased....................................    4,612,186      4,472,306        4,385,697      4,261,129      5,452,132
                                                   ----------     ----------       ----------     ----------      ---------
     Total(5)...................................    6,963,186      6,809,136        6,749,190      6,508,793      6,789,498
                                                   ==========     ==========       ==========     ==========      =========

Average cost per KWH purchased (cents)..........         3.87           4.35             4.56           4.09           3.98

Employees (year-end)............................          858            894            1,051          1,086          1,104


(5) The difference between total sources and total sales represents TNP internal use and line losses. Also, increase in MWH generation and the related decrease in MWH purchased in 1992 resulted from the full calendar year utilization of TNP One Unit 2 that became commercially operational in October 1991.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Competitive Conditions

   Historical Condition

     Historically, TNP has operated with little direct competition throughout most of its service territory. TNP is the only electric utility issued a certificate of public convenience and necessity to serve customers in most of its Texas service areas. In New Mexico, TNP holds exclusive franchise agreements with the municipalities and adjacent areas that it serves. TNP expects competitive conditions in the electric utility industry to change significantly, as discussed below.

   Regulatory Changes

     Federal. In March 1995, FERC proposed comprehensive regulatory changes to facilitate development of a competitive wholesale electric power market. FERC's notice of proposed rulemaking, commonly referred to as the "Mega-NOPR," will require all FERC regulated public utilities to offer nondiscriminatory, open access tariffs to all wholesale sellers and purchasers of electric energy in interstate commerce. Utilities that own transmission facilities will be required to provide all wholesale purchasers and sellers of electric energy full service transmission arrangements comparable in quality and cost to transmission services that the owner charges its own customers. No such requirement currently exists. These utilities will also be required to provide all actual and potential transmission users access to real time information on the transmission capabilities of its network. Currently, this information is treated as proprietary. FERC is expected to adopt the Mega-NOPR by mid 1996.

     FERC's proposal stems from the Energy Policy Act of 1992, in which, among other things, Congress authorized FERC to relieve various discriminatory practices in the electric utility industry. This legislation eliminated many anticompetitive restrictions on owning and operating nonutility power producers, or EWGs. It also mandated increased transmission access for wholesale suppliers in interstate commerce.

     State. Many states are also considering regulatory changes to increase competition in the electric utility industry and lower consumer prices. The PUCT recently passed a wholesale transmission access rule to lower costs for a third party to transport electricity through a utility's transmission network. During 1995, the PUCT considered proposals to enable retail customers to choose among suppliers, a practice commonly referred to as "retail wheeling," but took no action. The New Mexico legislature has currently rejected retail wheeling proposals. However, the NMPUC is conducting a study to determine the feasibility of "managed competition," which resembles retail wheeling. The largest impediment to retail wheeling centers on how to account for the potential financial impairment of utility assets, or "stranded costs," as the industry evolves from a regulated to a competitive environment. Generating facilities are most at risk of impairment because they will be most exposed to competition from an increasing number of power producers. TNP believes that transmission and distribution facilities are less vulnerable to impairment considerations because they will continue to be regulated.

   Industry Response

     The regulatory changes described above are resulting in competition in generating and supplying electricity and contributing to a "buyers" market for wholesale power. Electric utilities are responding by attempting to reduce operating costs and adopting strategies to protect current markets and identify opportunities for customer growth. This has been achieved through a combination of mergers, internal restructuring, "unbundling of services," and the creation of power marketers. Services are "unbundled" when a fully integrated utility reorganizes into separate companies or divisions, each specializing in a specific service such as generation, transmission and distribution, and marketing. Power marketers actively search for buyers of excess generated electricity.

     Although the electric utility industry is evolving into an increasingly competitive, market-dominated environment, the transition toward federal and state deregulation is currently proceeding independently and TNP cannot predict when the transition will be completed. However, the transition is expected to result in a growing number of competing power suppliers and declining customer prices.

   Impact on TNP

     The inability to recover stranded costs could adversely impact TNPE's and TNP's financial condition. TNP is considering various alternatives to address its potential for stranded costs. Although final resolution and magnitude of the issue is uncertain, management anticipates that shareholders and customers will share the financial burden of stranded costs.

     Assuming satisfactory resolution of the stranded costs issue, TNP believes that current competitive developments on the wholesale market ultimately will benefit TNP and its customers. Because TNP purchases much of its power, TNP can take advantage of the lower transmission prices, additional market flexibility, and new options in obtaining purchased power. TNP's competitive position has been strengthened with the PUCT open access to transmission rule. TNP currently has no significant wholesale power sales but expects to position itself to take advantage of opportunities to serve additional wholesale customers as they arise. Management believes TNP's revenue growth opportunities are in an increased customer base and new services. TNP established a marketing division in December 1995 to pursue these opportunities.

     TNP believes its market niche is in smaller to medium sized communities. Only two of the 84 communities in TNP's service area have populations in excess of 50,000. While some larger, fully integrated utilities are closing offices in smaller towns and consolidating in major population centers, TNP opened two additional small-town offices in 1995.

Results of Operations

   Overall Results

     Earnings applicable to common stock were $40.8 million for 1995, the second highest earnings in TNPE's history. This was an increase of $59.0 million as compared to a loss applicable to common stock of $18.2 million for 1994. Management believes the initiatives taken in 1994 - adopting a strategic plan, rate settlements, reorganization - set the framework for the earnings increase in 1995.

     Excluding the one-time items discussed below, 1995 earnings were $19.9 million, an $11.9 million improvement over 1994 earnings of $8.0 million. The
$11.9 million improvement resulted primarily from base revenue increases, but also from increased GWH sales, cost containment of operating expenses, and lower interest charges.

     One-time items, net of taxes, in 1995 consisted of the cumulative effect of the change in accounting for unbilled revenues of $8.4 million, gain on sale of the Texas Panhandle properties of $9.5 million, and recognition of deferred revenues related to a favorable IRS private letter ruling of $3.0 million. One-time items, net of taxes, in 1994 consisted of the recognition of regulatory disallowances of $20.5 million and reorganization costs of $5.7 million. Additional information concerning these one-time items is set forth in Notes 2, 3, 4, 5, and 6, which are incorporated here by reference.

     Earnings applicable to common stock before one-time items in 1994 were $2.7 million less than in 1993. This decrease resulted from increases in interest charges and labor/benefits expenses partially offset by increased base revenue and decreased income taxes.

     The following table sets forth results of operations for 1995, 1994, and 1993 and the impact of one-time items:




                                                           1995                    1994                    1993
                                                   ------------------      -------------------      -----------
                                                    Amount        EPS        Amount        EPS        Amount       EPS
                                                                    (In thousands except per share amounts)

Earnings applicable to common
    stock before one-time items..................  $  19,908   $  1.83    $    7,997  $  0.74      $  10,726   $  1.01
                                                     -------     -----      --------    -----        -------      ----

One-time items, net of income taxes:
    Cumulative effect of change in accounting....      8,445      0.77            -      -                -         -
    Gain on sale of Texas Panhandle properties...      9,479      0.87            -      -                -         -
    Recognition of deferred revenues.............      3,018      0.28            -      -                -         -
    Reorganization costs.........................         -         -         (5,723)   (0.53)            -         -
    Regulatory disallowances.....................         -         -        (20,505)   (1.91)            -         -
                                                     -------     -----      --------    -----        -------      ---
       Total one-time items, net.................     20,942      1.92       (26,228)   (2.44)            -         -
                                                     -------      ----       -------    -----        -------      ---
Earnings (loss) applicable
    to common stock..............................  $  40,850   $  3.75    $  (18,231) $ (1.70)     $  10,726   $  1.01
                                                      ======     =====       =======    =====        =======      ====



   Operating Revenues

     The following table summarizes the components of operating revenues (in thousands). One-time items are identified separately to enhance comparability of annual operating revenues.


                                                                                          Increase (Decrease)
                                                 1995         1994         1993        `95 v. `94   `94 v. `93
                                               --------     ---------    ---------     ----------   ----------
Operating revenues                           $  485,823   $ 477,989    $  474,242      $   7,834    $   3,747
Effect of change in unbilled revenues               212          -             -             212           -
Effect of recognizing deferred
  revenue from private letter ruling             (4,128)         -             -          (4,128)          -
                                                -------     -------      --------        -------       -----
     Subtotal                                   481,907     477,989       474,242          3,918        3,747
                                                -------     -------      --------        -------       ------

Less pass-through items:
   Purchased power                              178,465     194,595       200,183        (16,130)      (5,588)
   Fuel                                          44,828      43,024        41,099          1,804        1,925
   Standby power                                  5,610       5,894         6,474           (284)        (580)
                                                -------     -------      --------        -------       ------
     Total pass-through items                   228,903     243,513       247,756        (14,610)      (4,243)
                                                -------     -------       -------        -------       ------

Base revenues-billed                         $  253,004   $ 234,476    $  226,486      $  18,528    $   7,990
                                                =======     =======      ========        =======       ======

     Pass-through items are the portion of operating revenues that recover from customers the costs of purchased power, fuel, and standby power. These items affect customer rates but do not affect operating income. Annual variances are discussed under "Results of Operations--Operating Expenses."

     Excluding the effects of one-time items, 1995 base revenues exceeded 1994 base revenues by $18.5 million. The increase is primarily due to rate increases in both Texas ($17.5 million annualized) and New Mexico ($0.4 million annualized) resulting from settlement agreements in October and May of 1994, respectively. Increased sales also contributed to the base revenue increase. Sales of 6,641 GWH in 1995 represented a 2.6% improvement over prior year sales and contributed $5.1 million to the increase in 1995 base revenues. The increase in sales resulted from increased consumption by all customer classes, and is attributed to warmer weather and customer growth. The increases for each customer class are residential (2.7%), commercial (3.9%), and industrial (1.9%). Excluding the reduction in customers from the sale of the Texas Panhandle properties, total customers increased by 2.1%.

     Base revenues in 1994 exceeded the 1993 amount by $8.0 million. This increase is also attributable to the 1994 settlement agreements, as well as to higher customer usage (2.9% overall KWH sales increase) from increases in the number of residential and commercial customers.

     In 1995, 85.7% of TNP's revenues were generated in Texas. Pursuant to a rate case settlement approved by the PUCT in October 1994, TNP may not increase its base rates in Texas prior to March 1999 except in certain extraordinary circumstances. Additional information about the settlement is set forth in Note
5. TNP currently has no plans to file for a rate increase in New Mexico in the near term.

     TNP is aggressively pursuing arrangements with industrial customers that benefit both the customer and TNP. One industrial customer has switched from self-generation and is expected to increase annual sales by 430 GWH and provide $2.4 million of additional base revenues beginning in mid 1996. TNP is actively negotiating with another major industrial customer providing annual revenues of $26.7 million in 1995 ($9.4 million in base revenues). This customer is constructing a 300-MW cogeneration plant, the first phase of which is expected to commence operations in 1998. TNP is negotiating with the customer to continue providing electrical services to the customer. If TNP is successful, revenues from this customer are expected to be at lower profit margins.

   Operating Expenses

     Operating expenses for 1995 were $2.0 million lower than in 1994, excluding the $8.8 million reorganization costs in 1994. The decrease is primarily due to lower pass-through expenses of $14.6 million and labor/benefits expenses of $1.0 million offset by increased income tax expense of $13.6 million.

     Operating expenses for 1994, excluding reorganization costs, decreased by $4.8 million as compared to 1993. This decrease is primarily due to lower pass-through expenses of $4.2 million and income tax expense of $5.5 million partially offset by increases in labor/benefits expenses of $2.3 million.

   Pass-Through Expenses

     Pass-through expenses consist of purchased power, fuel, and standby power. The overall decreases are primarily due to lower costs of purchased power offset by increased fuel expense.

    Purchased Power. Purchased power in 1995 and 1994 decreased $16.1 million and $5.6 million, respectively, as compared to the corresponding prior years. Purchases for Texas service areas were shifted to lower cost suppliers for 1995 supplemental summer peaking capacity. This arrangement became effective May 1, 1995, and is expected to result in annualized cost savings of $7.0 million. During 1995, TNP actively intervened in a Texas rate case of a major supplier and is benefiting with annualized cost savings of $10.5 million. Purchases for New Mexico service areas were also shifted to lower cost suppliers beginning mid 1994 and continuing in 1995. TNP's customers directly benefit from these cost reductions as these expenses are recovered through adjustment clauses.

     Purchased power costs represent TNP's largest operating expense. In 1995, TU was TNP's largest supplier of purchased power in Texas and is TNP's highest price supplier. As described in Note 12, TNP has notified TU of its intent to cease purchasing full requirements power and energy effective January 1, 1999. In July 1995, TNP issued requests for proposals for purchased power resources during 1996 through 2004 to replace the power currently provided by TU.

     Fuel. Fuel expense in 1995 and 1994 increased $1.8 million and $1.9 million, excluding amounts of nonpass-through fuel expenditures, respectively, as compared to the corresponding prior years. Fuel expense is directly related to an increased fixed fuel recovery factor approved by the PUCT in connection with the 1994 Texas rate case settlement. The majority of TNP's fuel expense is recovered in revenues and any difference from actual costs is deferred until a new factor is established under a fuel factor reconciliation hearing. The current fixed fuel factor was established to recover current expense as well as any under-recovered fuel. The under-recovered amount at December 31, 1995, was $9.3 million. Also, contributing to the recovery of under-recovered fuel is a 20% reduction in the cost of lignite coal or $7.6 million annually. Additional information about the cost of coal is set forth in Note 12. In management's opinion, the current fixed fuel factor along with the fuel cost reduction should enable the recovery of under-recovered fuel costs by the second half of 1997. Originally, the recovery of under-recovered fuel costs was expected by the second half of 1996; however, increased standby purchases in connection with outages at TNP One and increased economy sales, to which the fixed fuel factor does not apply, have delayed the recovery of under-recovered fuel costs. Economy sales were higher because of the increasing number of renegotiated contracts with industrial customers.

   Labor/Benefits Expenses

     Other operating expense was $1.0 million lower in 1995 than in 1994. Payroll and payroll related items decreased $7.2 million, primarily as a result of the 1994 reorganization. Offsetting these savings were the costs of employee incentive compensation plans adopted in 1995, increases in customer collection costs, outsourcing, outside services, wage and salary increases, and other administrative expenses.

     Labor/benefits expenses increased $2.3 million from 1993 to 1994. Labor increased $1.2 million due to a 3% general wage increase implemented in January 1994, the first such adjustment since 1991. TNP also restored employer matching contributions to the 401(k) thrift plan in July 1994. Matching contributions had been discontinued since January 1, 1993.

   Interest Charges

     The $1.3 million decrease in 1995 interest charges resulted from reduced long-term debt levels and decreased interest rates associated with the New Credit Facility. Contributing to reduced debt levels were the retirement of $29.2 million of Series T FMBs in October 1995 with proceeds from the sale of the Texas panhandle properties and lower average borrowings under TNP's credit facilities. Increased profitability during 1995 as previously discussed at "Results of Operations--Overall Results" enabled TNP to reduce its average borrowings under the its credit facilities.

     Interest charges are expected to decrease during 1996 for three reasons. First, management expects to use available cash flow to reduce borrowings under the New Credit Facility in 1996. Second, TNP will experience a full year effect of the $29.2 million Series T FMBs retirement ($3.3 million annually). Third, the reduced interest rate margin associated with the New Credit Facility will contribute to lower interest charges.

     Annual interest charges during 1994 increased by $7.3 million as compared to 1993. The increase resulted from the issuance of $270.0 million of debt during September 1993 which replaced debt with lower interest rates. Issuing these securities enabled TNP to extend maturities and utilize prepayment/subsequent reborrowing provisions of the remaining debt outstanding under its previous credit facilities, which were used to finance TNP's acquisition of TNP One.

Liquidity and Capital Resources

   Sources of Liquidity

     As discussed in Note 9, TNP entered into the New Credit Facility on November 3, 1995, amending its previous credit facilities. TNP's improved cash flow from operations resulted in significant reductions in outstanding principal balances associated with its credit facilities. As of December 31, 1995, the unused commitment under the New Credit Facility was $107 million. TNP can borrow only $57 million of the unused commitment unless it pledges FMBs equal in principal amount to total New Credit Facility borrowings over $100 million.

   Capital Resources

     Both TNPE's and TNP's capital structure improved during 1995 as TNP was able to reduce debt levels due to the sale of the Texas Panhandle properties (see Note 3) and the significant earnings improvement described at "Results of Operations--Overall Results." The equity portion of TNPE's capital structure increased from 21.1% at December 31, 1994, to 26.1% at December 31, 1995. Conversely, the long-term debt ratio decreased from 77.9% to 73.5% for the same period. TNP experienced similar results with its capital ratios. TNP also retired $5.1 million of preferred stock during 1995.

     TNP's capital requirements through 2000 are projected to be as follows (amounts in millions):



                                                              1996       1997       1998      1999        2000
                                                              ----       ----       ----      ----        ----

     FMB and secured debenture maturities (see Note 9)      $   1.1   $  101.9    $   1.1   $ 131.1    $ 110.1
     Capital expenditures                                      32.3       30.5       31.8      33.2       34.9
                                                              -----     ------      -----     -----      -----
       Total capital requirements                           $  33.4   $  132.4    $  32.9   $ 164.3    $ 145.0
                                                              =====     ======      =====     =====      =====

     At the end of 1995 the outstanding balance under the New Credit Facility was $43 million, which will be due in 2000. The New Credit Facility provides greater financial flexibility to TNP. In addition to lower interest rate margins, the New Credit Facility is available to retire other outstanding long-term debt. TNP believes that cash flow from operations and periodic borrowings under the New Credit Facility will be sufficient to meet working capital requirements and fund planned capital requirements through 1996. TNP expects to use the New Credit Facility to redeem maturing debt in 1997. Borrowings under the New Credit Facility may be supplemented, however, by issuing other long-term debt or a capital contribution from the proceeds of a TNPE common stock sale.

Other Matters

     In March 1995, FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     In October 1995, FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 permits companies to retain the current approach set forth in APB Opinion 25, "Accounting for Stock Issued to Employees," for recognizing stock-based compensation. However, companies are encouraged to adopt a new accounting method based on estimated fair values. Companies that do not follow the new fair value based method will be required to provide expanded disclosures in their 1996 financial statements.

     Management believes that adopting SFAS 121 and SFAS 123 in 1996 will not have a material effect on TNPE's and TNP's consolidated financial position or results of operations.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          Independent Auditors' Report




The Board of Directors and Shareholders
TNP Enterprises, Inc.:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNP Enterprises, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for operating revenues in 1995. As discussed in
Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. As discussed in Note 7, the Company also adopted the provisions of the Financial Accounting Standards Board's SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions in 1993.



                                              KPMG Peat Marwick LLP


Fort Worth, Texas
February 6, 1996

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for operating revenues in 1995. As discussed in
Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. As discussed in Note 7, the Company also adopted the provisions of the Financial Accounting Standards Board's SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions in 1993.



                                         KPMG Peat Marwick LLP


Fort Worth, Texas
February 6, 1996



                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 1995

                                                                               1995          1994            1993
                                                                               ----          ----            ----
                                                                            (In thousands except per share amounts)
OPERATING REVENUES (Notes 2, 4, and 5)...................................  $  485,823    $   477,989      $  474,242
                                                                            ---------        -------         -------

OPERATING EXPENSES:
   Purchased power.......................................................     178,465        194,595         200,183
   Fuel..................................................................      48,898         46,988          44,348
   Other operating and general expenses..................................      71,311         72,472          69,406
   Maintenance...........................................................      11,522         11,966          11,460
   Reorganization costs (Note 6).........................................          -           8,782              -
   Depreciation of utility plant.........................................      37,850         36,782          36,015
   Taxes other than income taxes.........................................      28,865         29,651          30,296
   Income taxes (Note 8).................................................      12,317         (1,238)          4,294
                                                                             --------       --------        --------
      Total operating expenses...........................................     389,228        399,998         396,002
                                                                             --------       --------        --------

NET OPERATING INCOME.....................................................      96,595         77,991          78,240
                                                                             --------       --------        --------

OTHER INCOME (LOSS):
   Gain on sale of Texas Panhandle properties (Note 3)...................      14,583             -               -
   Recognition of regulatory disallowances (Note 5)......................          -         (31,546)             -
   Other income and deductions, net .....................................       1,245          1,057           1,972
   Income taxes (Note 8).................................................      (5,403)        10,305            (666)
                                                                             --------       --------        --------
      Other income (loss), net of taxes..................................      10,425        (20,184)          1,306
                                                                             --------       --------        --------

EARNINGS BEFORE INTEREST CHARGES
      AND CHANGE IN ACCOUNTING...........................................     107,020         57,807          79,546
                                                                             --------       --------        --------

INTEREST CHARGES:
   Interest on long-term debt............................................      70,544         71,568          63,833
   Other interest and amortization of debt-related costs.................       3,416          3,680           4,108
                                                                             --------       --------        --------
      Total interest charges.............................................      73,960         75,248          67,941
                                                                             --------       --------        --------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING............................................      33,060        (17,441)         11,605

Cumulative effect of change in accounting for
   unbilled revenues, net of taxes (Note 2)..............................       8,445             -               -
                                                                             --------       --------        -------

NET EARNINGS (LOSS)......................................................      41,505        (17,441)         11,605

Dividends on preferred stock.............................................         655            790             879
                                                                             --------       --------        --------

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK...............................  $   40,850    $   (18,231)     $   10,726
                                                                             ========       ========        ========


EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
   Earnings (loss) before cumulative effect of change in accounting......  $     2.98    $    (1.70)      $     1.01
   Cumulative effect of change in accounting for unbilled revenues.......        0.77             -               -
                                                                             --------       --------        -------
   Earnings (loss) per share.............................................  $     3.75    $    (1.70)      $     1.01
                                                                             ========       =======         ========
DIVIDENDS PER SHARE......................................................  $     0.82    $     1.22       $     1.63
                                                                             ========       =======         ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...............................      10,901         10,750          10,641
                                                                             ========       ========        ========

PRO FORMA AMOUNTS ASSUMING RETROACTIVE
      APPLICATION OF CHANGE IN ACCOUNTING:
   Earnings (loss) applicable to common stock............................  $   32,405    $   (16,884)     $   11,724
   Earnings (loss) per share.............................................  $     2.98    $    (1.57)      $     1.10


See accompanying Notes to Consolidated Financial Statements.


                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 1995

                                                                              1995             1994              1993
                                                                              ----             ----              ----
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers..........................................$   481,470       $   475,462      $   460,463
    Purchased power.......................................................   (172,486)         (193,366)        (195,063)
    Fuel costs paid.......................................................    (44,781)          (46,537)         (46,049)
    Cash paid for payroll and to other suppliers..........................    (76,735)          (85,912)         (76,254)
    Interest paid, net of amounts capitalized.............................    (68,484)          (76,402)         (59,028)
    Income taxes paid.....................................................     (1,095)              365           (3,263)
    Other taxes paid, net of amounts capitalized..........................    (30,556)          (30,323)         (30,344)
    Other operating cash receipts and payments, net.......................      1,043             1,014              236
                                                                            ---------         ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................................     88,376            44,301           50,698
                                                                            ---------         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant, net of
        capitalized depreciation and interest............................     (28,689)          (29,038)          (26,360)
    Net proceeds from sale of Texas Panhandle properties..................     29,009                -                -
    Purchases of temporary investments....................................         -             (5,590)              -
    Maturities of temporary investments...................................      5,590                -                -
                                                                            ---------         ---------        --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.......................      5,910           (34,628)         (26,360)
                                                                            ---------         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid on preferred and common stocks.........................     (9,616)          (13,823)         (18,223)
    Issuances:
       Common stock.......................................................        856             2,502            1,701
       Borrowings under revolving credit facility.........................     77,000           188,500               -
       First mortgage bonds...............................................         -                 -           240,000
       Deferred expenses associated with financings.......................     (2,096)               -            (8,940)
    Redemptions:
       Preferred stock....................................................     (5,080)             (880)            (880)
       Repayments under revolving credit facility.........................   (119,272)         (182,028)        (280,700)
       First mortgage bonds...............................................    (30,270)           (1,070)         (31,658)
                                                                            ---------         ---------        ---------
NET CASH USED IN FINANCING ACTIVITIES.....................................    (88,478)           (6,799)         (98,700)
                                                                            ---------         ---------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS...................................      5,808             2,874          (74,362)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................     15,297            12,423           86,785
                                                                            ---------         ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..................................$    21,105       $    15,297      $    12,423
                                                                            =========         =========        =========
RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Net earnings (loss)...................................................$    41,505       $   (17,441)     $    11,605
    Adjustments to reconcile net earnings (loss) to net cash provided:
       Cumulative effect of change in accounting, net of taxes............     (8,445)               -                -
Gain on sale of Texas Panhandle properties................................    (14,583)               -                -
       Depreciation of utility plant......................................     37,850            36,782           36,015
       Amortization of debt-related costs and other deferred charges......      4,952             5,495            4,939
       Allowance for borrowed funds used during construction..............       (162)             (275)            (303)
       Deferred income taxes (excluding the change in accounting).........      5,256           (10,915)           5,534
       Investment tax credits.............................................      1,679            (1,436)            (953)
       Reorganization costs...............................................         -              6,858               -
       Recognition of regulatory disallowances............................         -             31,546               -
    Cash flows impacted by changes in current assets and liabilities:
       Deferred purchased power and fuel costs............................      5,997              (107)           2,584
       Accrued interest...................................................      2,289            (4,422)           7,246
       Accrued taxes......................................................      8,483            (1,108)          (2,130)
       Revenues subject to refund.........................................     (4,782)            1,382          (14,115)
       Purchased power costs subject to refund............................      5,688                -                -
       Changes in other current assets and liabilities....................      3,138            (1,387)             972
    Other, net............................................................       (489)             (671)            (696)
                                                                            ---------         ---------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES.................................$    88,376       $    44,301      $    50,698
                                                                            =========         =========        =========




See accompanying Notes to Consolidated Financial Statements.



                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995, and 1994



                                                                                          1995               1994
                                                                                          ----               ----
                                                                                              (In thousands)
ASSETS

UTILITY PLANT (Notes 3, 5, and 9):
   Electric plant................................................................... $  1,193,538        $  1,192,277
   Construction work in progress....................................................        3,334               3,816
                                                                                        ---------          ----------
         Total......................................................................    1,196,872           1,196,093
   Less accumulated depreciation....................................................      252,868             228,820
                                                                                        ---------          ----------
         Net utility plant..........................................................      944,004             967,273
                                                                                        ---------          ----------

NONUTILITY PROPERTY, at cost........................................................        1,156               1,308

CURRENT ASSETS:
   Cash and cash equivalents........................................................       21,105              15,297
   Temporary investments............................................................           -                5,590
   Customer receivables (Note 2)....................................................       15,569               3,832
   Inventories, at the lower of average cost or market:
      Fuel..........................................................................          492               1,157
      Materials and supplies........................................................        7,287               7,527
   Deferred purchased power and fuel costs..........................................        9,261              15,258
   Accumulated deferred income taxes (Note 8).......................................          144               2,702
   Other current assets.............................................................          960               1,817
                                                                                        ---------          ----------
         Total current assets.......................................................       54,818              53,180
                                                                                        ---------          ----------

DEFERRED CHARGES....................................................................       30,455              32,727
                                                                                        ---------          ----------
                                                                                     $  1,030,433        $  1,054,488
                                                                                        =========          ==========

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (See Consolidated Statements of Capitalization):
   Common shareholders' equity (Note 11)............................................ $    217,457        $    184,869
   Preferred stock (Note 10)........................................................        3,600               8,680
   Long-term debt, less current maturities (Note 9).................................      611,925             682,832
                                                                                        ---------          ----------
         Total capitalization.......................................................      832,982             876,381
                                                                                        ---------          ----------

CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 9)....................................        1,070               2,670
   Accounts payable.................................................................       22,040              21,951
   Accrued interest.................................................................       13,982              11,693
   Accrued taxes....................................................................       26,205              17,722
   Customers' deposits..............................................................        2,493               3,973
   Revenues subject to refund (Note 4)..............................................           -                4,782
   Purchased power costs subject to refund..........................................        5,688                  -
   Other current liabilities........................................................       12,472              10,621
                                                                                        ---------          ----------
         Total current liabilities..................................................       83,950              73,412
                                                                                        ---------          ----------
REGULATORY TAX LIABILITIES..........................................................       26,826              30,003
ACCUMULATED DEFERRED INCOME TAXES (Note 8)..........................................       57,381              46,960
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS (Note 8)................................       18,592              16,912
DEFERRED CREDITS (Note 7)...........................................................       10,702              10,820
COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5, 8, and 12)
                                                                                     $  1,030,433        $  1,054,488
                                                                                        =========          ==========


See accompanying Notes to Consolidated Financial Statements.



                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                           December 31, 1995, and 1994

                                                                                                  1995             1994
                                                                                                  ----             ----
                                                                                                     (In thousands)
COMMON SHAREHOLDERS' EQUITY (Note 11): Common stock with no par value per share.
       Authorized shares: 50,000,000
       Outstanding shares: 10,920,060 in 1995 and 10,866,441 in 1994........................  $  134,973      $  134,117
    Retained earnings.......................................................................      82,484          50,752
                                                                                                --------        --------

          Total common shareholders' equity                                                   $  217,457      $  184,869
                                                                                                ========        ========

PREFERRED STOCK (Note 10): Preferred stock with no par value.
       Authorized shares: 5,000,000
       Outstanding shares: None

    Redeemable cumulative preferred stock of TNP with $100 par value.
       Authorized shares: 1,000,000

                               Redemption price at
                                  option of TNP          Outstanding shares
                               1995          1994         1995         1994

       Series B     4.65%      $100.00      $100.00      22,800       24,000................  $    2,280      $    2,400
       Series C     4.75        100.00       100.00      13,200       13,800................       1,320           1,380
       Series D    11.00          -          101.04          -         2,000................          -              200
       Series E    11.00          -          101.04          -         1,000................          -              100
       Series F    11.00          -          101.04          -         2,000................          -              200
       Series G    11.88          -          106.43          -        44,000................          -            4,400
                                                       --------      -------                    --------        --------


        Total redeemable
            cumulative preferred stock                   36,000       86,800                  $    3,600      $    8,680
                                                       ========      =======                    ========        ========

LONG-TERM DEBT (Note 9):
    FIRST MORTGAGE BONDS:
       Series L    10.50%       due 2000....................................................  $    9,600      $    9,720
       Series M     8.70        due 2006....................................................       8,200           8,300
       Series R    10.00        due 2017....................................................      62,400          63,050
       Series S     9.63        due 2019....................................................      19,600          19,800
       Series T    11.25        due 1997....................................................     100,800         130,000
       Series U     9.25        due 2000....................................................     100,000         100,000
                                                                                                --------        --------
           Total first mortgage bonds                                                            300,600         330,870
             Unamortized discount...........................................................        (605)           (640)
                                                                                                --------        --------
           Total first mortgage bonds, net                                                       299,995         330,230
                                                                                                --------        --------

    SECURED DEBENTURES:
       12.50% due 1999......................................................................     130,000         130,000
       Series A 10.75% due 2003.............................................................     140,000         140,000
                                                                                                --------        --------
          Total secured debentures                                                               270,000         270,000
                                                                                                --------        --------

    REVOLVING CREDIT FACILITY...............................................................      43,000          85,272
                                                                                                --------        --------

          Total long-term debt                                                                   612,995         685,502
            Less current maturities.........................................................      (1,070)         (2,670)
                                                                                                --------        --------

          Total long-term debt, less current maturities                                       $  611,925      $  682,832
                                                                                                ========        ========

TOTAL CAPITALIZATION                                                                          $  832,982      $  876,381
                                                                                                ========        ========




See accompanying Notes to Consolidated Financial Statements.


                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                    AND REDEEMABLE CUMULATIVE PREFERRED STOCK
                       Three Years Ended December 31, 1995



                                                                         Common Shareholders' Equity                Redeemable
                                                              --------------------------------------------------    Cumulative
                                                                  Common Stock             Retained                  Preferred
                                                              Shares        Amount         Earnings       Total        Stock
                                                              ------        ------         --------       -----      ---------
                                                                                        (In thousands)
                                                              ----------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:

   Balance at December 31, 1992.............................   10,598    $  129,914      $    88,621   $ 218,535    $   10,440
   Net earnings.............................................       -             -            11,605      11,605            -
   Dividends on preferred stock.............................       -             -              (879)       (879)           -
   Dividends on common stock - $1.63 per share..............       -             -           (17,344)    (17,344)           -
   Sale of common stock.....................................       98         1,701               -        1,701            -
   Purchase and retirement of preferred stock...............       -             -                 9           9          (880)
                                                              -------      --------         --------     -------      --------

      Balance at December 31, 1993                             10,696       131,615           82,012     213,627         9,560


YEAR ENDED DECEMBER 31, 1994:

   Net loss.................................................       -             -           (17,441)    (17,441)           -
   Dividends on preferred stock.............................       -             -              (790)       (790)           -
   Dividends on common stock - $1.22 per share..............       -             -           (13,046)    (13,046)           -
   Sale of common stock.....................................      170         2,502               -        2,502            -
   Purchase and retirement of preferred stock...............       -             -                17          17          (880)
                                                              -------      --------         --------     -------      --------

      Balance at December 31, 1994                             10,866       134,117           50,752     184,869         8,680


YEAR ENDED DECEMBER 31, 1995:

   Net earnings.............................................       -             -            41,505      41,505            -
   Dividends on preferred stock.............................       -             -              (655)       (655)           -
   Dividends on common stock - $ 0.82 per share.............       -             -            (8,938)     (8,938)           -
   Sale of common stock.....................................       54           856               -          856            -
   Purchase and retirement of preferred stock (Note 10).....       -             -              (180)       (180)       (5,080)
                                                              -------      --------         --------     -------      --------

      Balance at December 31, 1995                             10,920    $  134,973      $    82,484   $ 217,457    $    3,600
                                                              =======      ========         ========     =======      ========






















See accompanying Notes to Consolidated Financial Statements.



                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 1995



                                                                         1995              1994              1993
                                                                         ----              ----              ----
                                                                                      (In thousands)

OPERATING REVENUES (Notes 2, 4, and 5)............................... $  485,823       $  477,989        $  474,242
                                                                        --------         --------          --------

OPERATING EXPENSES:
   Purchased power...................................................    178,465          194,595           200,183
   Fuel..............................................................     48,898           46,988            44,348
   Other operating and general expenses..............................     71,311           72,472            69,406
   Maintenance.......................................................     11,522           11,966            11,460
   Reorganization costs (Note 6).....................................         -             8,782                -
   Depreciation of utility plant.....................................     37,850           36,782            36,015
   Taxes other than income taxes.....................................     28,865           29,651            30,296
   Income taxes (Note 8).............................................     12,317           (1,238)            4,294
                                                                        --------         --------          --------
      Total operating expenses.......................................    389,228          399,998           396,002
                                                                        --------         --------          --------

NET OPERATING INCOME.................................................     96,595           77,991            78,240
                                                                        --------         --------          --------

OTHER INCOME (LOSS):
   Gain on sale of Texas Panhandle properties (Note 3)...............     14,583               -                 -
   Recognition of regulatory disallowances (Note 5)..................         -           (31,546)               -
   Other income and deductions, net .................................      1,470            1,475             1,846
   Income taxes (Note 8).............................................     (5,324)          10,694              (622)
                                                                        --------         --------          --------
      Other income (loss), net of taxes..............................     10,729          (19,377)            1,224
                                                                        --------         --------          --------

EARNINGS BEFORE INTEREST CHARGES
      AND CHANGE IN ACCOUNTING.......................................    107,324           58,614            79,464
                                                                        --------         --------          --------

INTEREST CHARGES
   Interest on long-term debt........................................     70,544           71,568            63,833
   Other interest and amortization of debt-related costs.............      3,416            3,680             4,108
                                                                        --------         --------          --------
      Total interest charges.........................................     73,960           75,248            67,941
                                                                        --------         --------          --------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING........................................     33,364          (16,634)           11,523

Cumulative effect of change in accounting
   for unbilled revenues, net of taxes (Note 2)......................      8,445               -                 -
                                                                        --------         --------          -------

NET EARNINGS (LOSS)..................................................     41,809          (16,634)           11,523

Dividends on preferred stock.........................................        655              790               879
                                                                        --------         --------          --------

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK........................... $   41,154       $  (17,424)       $   10,644
                                                                        ========         ========          ========

PRO FORMA EARNINGS (LOSS) APPLICABLE TO
      COMMON STOCK ASSUMING RETROACTIVE.....................
      APPLICATION OF CHANGE IN ACCOUNTING............................ $   32,709       $  (16,077)       $   11,642
                                                                        ========         ========          ========











See accompanying Notes to Consolidated Financial Statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 1995

                                                                               1995             1994              1993
                                                                               ----             ----              ----
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers..........................................$   481,470       $   475,462      $   460,463
    Purchased power.......................................................   (172,486)         (193,366)        (195,063)
    Fuel costs paid.......................................................    (44,781)          (46,537)         (46,049)
    Cash paid for payroll and to other suppliers..........................    (76,793)          (86,632)         (79,583)
    Interest paid, net of amounts capitalized.............................    (68,484)          (76,402)         (59,028)
    Income taxes paid.....................................................     (1,199)           (1,215)          (2,388)
    Other taxes paid, net of amounts capitalized..........................    (30,054)          (29,906)         (29,888)
    Other operating cash receipts and payments, net.......................        639             1,442            1,532
                                                                            ---------         ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................................     88,312            42,846           49,996
                                                                            ---------         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant, net of capitalized depreciation and interest                (28,689)         (29,038)
(26,360)
    Net proceeds from sale of Texas Panhandle properties..................     29,009                -                -
                                                                            ---------         ---------        --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.......................        320           (29,038)         (26,360)
                                                                            ---------         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid on preferred and common stocks.........................     (3,078)          (11,794)         (18,223)
    Issuances:
       Borrowings under revolving credit facility.........................     77,000           188,500               -
       First mortgage bonds...............................................         -                 -           240,000
       Deferred expenses associated with financings.......................     (2,096)               -            (8,940)
       Equity contribution received from TNPE.............................         -                 -            15,000
    Redemptions:
       Preferred stock....................................................     (5,080)             (880)            (880)
       Repayments under revolving credit facility.........................   (119,272)         (182,028)        (280,700)
       First mortgage bonds...............................................    (30,270)           (1,070)         (31,658)
                                                                            ---------         ---------        ---------
NET CASH USED IN FINANCING ACTIVITIES.....................................    (82,796)           (7,272)         (85,401)
                                                                            ---------         ---------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS...................................      5,836             6,536          (61,765)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................      8,614             2,078           63,843
                                                                            ---------         ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..................................$    14,450       $     8,614      $     2,078
                                                                            =========         =========        =========

RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Net earnings (loss)...................................................$    41,809       $   (16,634)     $    11,523
    Adjustments to reconcile net earnings (loss) to net cash provided:
       Cumulative effect of change in accounting, net of taxes............     (8,445)               -                -

       Gain on sale of Texas Panhandle properties.........................    (14,583)               -                -
       Depreciation of utility plant......................................     37,850            36,782           36,015
       Amortization of debt-related costs and other deferred charges......      4,952             5,495            4,939
       Allowance for borrowed funds used during construction..............       (162)             (275)            (303)
       Deferred income taxes (excluding the change in accounting).........      5,132           (10,920)           5,515
       Investment tax credits.............................................      1,691            (1,374)            (959)
       Reorganization costs...............................................         -              6,858               -
       Recognition of regulatory disallowances............................         -             31,546               -
    Cash flows impacted by changes in current assets and liabilities:
       Deferred purchased power and fuel costs............................      5,997              (107)           2,584
       Accrued interest...................................................      2,289            (4,422)           7,246
       Accrued taxes......................................................      8,432            (1,108)          (2,130)
       Revenues subject to refund.........................................     (4,782)            1,382          (14,115)
       Purchased power costs subject to refund............................      5,688                -                -
       Changes in other current assets and liabilities....................      3,174            (3,103)           4,174
    Other, net............................................................       (730)           (1,274)          (4,493)
                                                                            ---------         ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................................$    88,312       $    42,846      $    49,996
                                                                            =========         =========        =========



See accompanying Notes to Consolidated Financial Statements.



                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995, and 1994



                                                                                          1995               1994
                                                                                          ----               ----
                                                                                              (In thousands)
ASSETS

UTILITY PLANT (Notes 3, 5, and 9):
   Electric plant................................................................... $  1,193,538        $  1,192,277
   Construction work in progress....................................................        3,334               3,816
                                                                                        ---------          ----------
         Total......................................................................    1,196,872           1,196,093
   Less accumulated depreciation....................................................      252,868             228,820
                                                                                        ---------          ----------
         Net utility plant..........................................................      944,004             967,273
                                                                                        ---------          ----------

NONUTILITY PROPERTY, at cost........................................................          175                 183

CURRENT ASSETS:
   Cash and cash equivalents........................................................       14,450               8,614
   Customer receivables (Note 2)....................................................       15,569               3,832
   Inventories, at the lower of average cost or market:
      Fuel..........................................................................          492               1,157
      Materials and supplies........................................................        7,287               7,527
   Deferred purchased power and fuel costs..........................................        9,261              15,258
   Accumulated deferred income taxes (Note 8).......................................          144               2,702
   Other current assets.............................................................        1,274               1,958
                                                                                        ---------          ----------
         Total current assets.......................................................       48,477              41,048
                                                                                        ---------          ----------

DEFERRED CHARGES....................................................................       32,287              34,674
                                                                                        ---------          ----------
                                                                                     $  1,024,943        $  1,043,178
                                                                                        =========          ==========

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (See Consolidated Statements of Capitalization):
   Common shareholder's equity (Note 11)............................................ $    224,351        $    185,777
   Redeemable cumulative preferred stock (Note 10)..................................        3,600               8,680
   Long-term debt, less current maturities (Note 9).................................      611,925             682,832
                                                                                        ---------          ----------
         Total capitalization.......................................................      839,876             877,289
                                                                                        ---------          ----------

CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 9)....................................        1,070               2,670
   Accounts payable.................................................................       22,040              21,951
   Accrued interest.................................................................       13,982              11,693
   Accrued taxes....................................................................       25,330              16,898
   Customers' deposits..............................................................        2,493               3,973
   Revenues subject to refund (Note 4)..............................................           -                4,782
   Purchased power costs subject to refund..........................................        5,688                  -
   Other current liabilities........................................................       12,472              10,622
                                                                                        ---------          ----------
         Total current liabilities..................................................       83,075              72,589
                                                                                        ---------          ----------

REGULATORY TAX LIABILITIES..........................................................       26,826              30,003
ACCUMULATED DEFERRED INCOME TAXES (Note 8)..........................................       47,066              36,769
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS (Note 8)................................       17,398              15,708
DEFERRED CREDITS (Note 7)...........................................................       10,702              10,820
COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5, 8, and 12)
                                                                                     $  1,024,943        $  1,043,178
                                                                                        =========          ==========


See accompanying Notes to Consolidated Financial Statements.



                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                           December 31, 1995, and 1994

                                                                                                 1995             1994
                                                                                                 ----             ----
                                                                                                    (In thousands)
COMMON SHAREHOLDER'S EQUITY (Note 11): Common stock, $10 par value per share.
       Authorized shares: 12,000,000
       Outstanding shares: 10,705...........................................................  $      107      $      107
    Capital in excess of par value..........................................................     174,931         175,111
    Retained earnings.......................................................................      49,313          10,559
                                                                                                --------        --------

          Total common shareholder's equity                                                   $  224,351      $  185,777
                                                                                                ========        ========


REDEEMABLE CUMULATIVE PREFERRED STOCK (Note 10):
    Redeemable cumulative preferred stock, $100 par value.
       Authorized shares: 1,000,000

                                Redemption price at
                                   option of TNP         Outstanding shares
                                 1995         1994        1995         1994

       Series B     4.65%      $100.00      $100.00      22,800       24,000................  $    2,280      $    2,400
       Series C     4.75        100.00       100.00      13,200       13,800................       1,320           1,380
       Series D    11.00          -          101.04          -         2,000................          -              200
       Series E    11.00          -          101.04          -         1,000................          -              100
       Series F    11.00          -          101.04          -         2,000................          -              200
       Series G    11.88          -          106.43          -        44,000................          -            4,400
                                                       --------      -------                    --------        --------

          Total redeemable
            cumulative preferred stock                   36,000       86,800                  $    3,600      $    8,680
                                                       ========      =======                    ========        ========


LONG-TERM DEBT (Note 9):
   FIRST MORTGAGE BONDS:
       Series L    10.50%       due 2000....................................................  $    9,600      $    9,720
       Series M     8.70        due 2006....................................................       8,200           8,300
       Series R    10.00        due 2017....................................................      62,400          63,050
       Series S     9.63        due 2019....................................................      19,600          19,800
       Series T    11.25        due 1997....................................................     100,800         130,000
       Series U     9.25        due 2000....................................................     100,000         100,000
                                                                                                --------        --------
          Total first mortgage bonds                                                             300,600         330,870
             Unamortized discount...........................................................        (605)           (640)
                                                                                                --------        --------
          Total first mortgage bonds, net                                                        299,995         330,230
                                                                                                --------        --------

    SECURED DEBENTURES:
       12.50% due 1999......................................................................     130,000         130,000
       Series A 10.75% due 2003.............................................................     140,000         140,000
                                                                                                --------        --------
          Total secured debentures                                                               270,000         270,000
                                                                                                --------       ---------

    REVOLVING CREDIT FACILITY...............................................................      43,000          85,272
                                                                                                --------       ---------

          Total long-term debt                                                                   612,995         685,502
            Less current maturities.........................................................      (1,070)         (2,670)
                                                                                                --------       ---------

          Total long-term debt, less current maturities                                       $  611,925      $  682,832
                                                                                                ========        ========

TOTAL CAPITALIZATION                                                                          $  839,876      $  877,289
                                                                                                 =======         =======





See accompanying Notes to Consolidated Financial Statements.



                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                    AND REDEEMABLE CUMULATIVE PREFERRED STOCK
                       Three Years Ended December 31, 1995



                                                                         Common Shareholder's Equity
                                                           ------------------------------------------------------    Redeemable
                                                                                 Capital in                          Cumulative
                                                                Common Stock      Excess of   Retained               Preferred
                                                             Shares    Amount     Par Value   Earnings      Total      Stock
                                                             ------    ------     ---------   --------      -----    ----------
                                                                                         (In thousands)
                                                                       --------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:

   Balance at December 31, 1992...........................  10,705     $ 107    $ 160,085   $  45,683   $  205,875  $   10,440
   Net earnings...........................................      -         -            -       11,523       11,523          -
   Dividends on preferred stock...........................      -         -            -         (879)        (879)         -
   Dividends on common stock..............................      -         -            -      (17,344)     (17,344)         -
   Equity contribution from TNPE..........................      -         -        15,000          -        15,000          -
   Purchase and retirement of preferred stock.............      -         -             9          -             9        (880)
                                                            ------       ---      -------     -------     --------    --------

      Balance at December 31, 1993                          10,705       107      175,094      38,983      214,184       9,560


YEAR ENDED DECEMBER 31, 1994:

   Net loss...............................................      -         -            -      (16,634)     (16,634)         -
   Dividends on preferred stock...........................      -         -            -         (790)        (790)         -
   Dividends on common stock..............................      -         -            -      (11,000)     (11,000)         -
   Purchase and retirement of preferred stock.............      -         -            17          -            17        (880)
                                                            ------       ---      -------     -------     --------    --------

      Balance at December 31, 1994                          10,705       107      175,111      10,559      185,777       8,680


YEAR ENDED DECEMBER 31, 1995:

   Net earnings...........................................      -         -            -       41,809       41,809          -
   Dividends on preferred stock...........................      -         -            -         (655)        (655)         -
   Dividends on common stock..............................      -         -            -       (2,400)      (2,400)         -
   Purchase and retirement of preferred stock (Note 10)...      -         -          (180)         -          (180)     (5,080)
                                                            ------       ---      -------     -------     --------    --------

      Balance at December 31, 1995                          10,705     $ 107    $ 174,931   $  49,313   $  224,351  $    3,600
                                                            ======       ===      =======     =======     ========    ========









See accompanying Notes to Consolidated Financial Statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       Three Years Ended December 31, 1995

(1)    Summary of Significant Accounting Policies

   General Information

     The consolidated financial statements of TNPE and subsidiaries include the accounts of TNPE and its wholly owned subsidiaries, TNP, Bayport Cogeneration, Inc., and TNP Operating Company. The consolidated financial statements of TNP and subsidiaries include the accounts of TNP and its wholly owned subsidiaries, TGC and TGC II. All intercompany transactions and balances have been eliminated in consolidation.

     TNP is TNPE's principal operating subsidiary. TNP is a public utility engaged in generating, purchasing, transmitting, distributing, and selling electricity in Texas and New Mexico. TNP is subject to PUCT and NMPUC regulation. Some of TNP's activities, including the issuance of securities, are subject to FERC regulation and its accounting records are maintained in accordance with FERC's Uniform System of Accounts.

     The use of estimates is required to prepare TNPE's and TNP's consolidated financial statements in conformity with generally accepted accounting principles. Management believes that estimates are essential and will not materially differ from actual results.

     Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 method of presentation.

   Accounting for the Effects of Regulation

     Electric utilities operate in a highly regulated environment. TNPE's and TNP's consolidated financial statements reflect the application of certain accounting standards, including SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which provide for recognition of the economic effects of rate regulation. Included among these effects are the recognition of regulatory assets and liabilities. Regulatory assets represent revenues associated with certain costs that are expected to be recovered from customers in future rates. Regulatory liabilities are costs previously collected from customers and other amounts that are refundable in future rates. The following table summarizes TNPE's and TNP's regulatory assets and liabilities as of December 31, 1995, and 1994.


                                                                                  1995                 1994
                                                                                  ----                 ----
                                                                                       (In thousands)
Regulatory Assets:
  Deferred purchased power and fuel costs                         $  9,261            $  15,258
  Deferred charges:
    Losses on reaquired debt                                         4,810                5,034
    Rate case expenses                                               4,454                5,817
    DAT                                                              4,287                4,418
    Other                                                              792                  437
                                                                    ------               ------
       Total                                                      $ 23,604            $  30,964
                                                                    ======               ======

Regulatory Liabilities:
  Income tax related                                              $ 26,826            $  30,003
  Purchased power costs subject to refund                            5,688                   -
                                                                    ------               -----
       Total                                                      $ 32,514            $  30,003
                                                                    ======               ======

     Federal and state legislators and regulatory authorities have adopted or are considering a number of changes that are significantly impacting competitive conditions in the electric utility industry, such as the creation of independent power producers, wholesale transmission access, and retail wheeling. If recovery of costs through rates becomes uncertain or unlikely, whether due to legislative or regulatory changes, competition, or otherwise, accounting standards such as SFAS 71 may no longer apply to TNPE and TNP. As a result, TNPE and TNP could be required to write off all or a portion of their regulatory assets and liabilities. Moreover, to the extent that future rates are insufficient to recover costs, additional write downs could be required. Management of TNPE and TNP are currently unable to predict the ultimate outcome of changes in the electric utility industry and whether the outcome will have a significant effect on their consolidated financial position and results of operations. However, based upon current regulatory conditions in the states in which TNP operates, management believes it probable that TNPE and TNP will continue, for the foreseeable future, to recover from ratepayers the regulatory assets included in the table above.

   Utility Plant

     Utility plant is stated at the historical cost of construction which includes labor, materials, indirect charges for such items as engineering and administrative costs, and AFUDC. Property repairs and replacement of minor items are charged to operating expenses; major replacements and improvements are capitalized to utility plant.

     AFUDC is a noncash item designed to enable a utility to capitalize interest costs during periods of construction. Established regulatory practices enable TNP to recover these costs from ratepayers. The composite rates used for AFUDC were 8.0%, 8.8%, and 7.5% in 1995, 1994, and 1993, respectively.

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

     Depreciation is provided on a straight-line method based on the estimated lives of the properties as indicated by periodic depreciation studies. A portion of depreciation of transportation equipment used in construction is charged to utility plant accounts in accordance with the equipment's use. Depreciation as a percentage of average depreciable cost was 3.3%, 3.1%, and 3.0% in 1995, 1994, and 1993, respectively.

   Cash Equivalents

     All highly liquid debt instruments with maturities of three months or less when purchased are considered cash equivalents.

   Temporary Investments

     Temporary investments are recorded at amortized cost, adjusted for amortized or accreted premiums or discounts, as management has the ability and intent to hold these securities until maturity. These securities are federal debt obligations that mature within one year.

   Customer Receivables and Operating Revenues

     Effective January 1, 1995, TNP changed its method of accounting for operating revenues from cycle billing to the accrual method as described in Note
2. Unbilled revenues represent the estimated amount customers will be charged for service received, but not yet billed, as of the end of each month. Previously these revenues were recognized as operating revenues in the following month.

     TNP sells customer receivables to an unaffiliated company on a nonrecourse basis.

   Purchased Power and Fuel Costs

     Electric rates include estimates of purchased power and fuel costs incurred by TNP in purchasing or generating electricity. Differences between amounts collected and allowable costs are recorded either as purchased power subject to refund or deferred purchased power and fuel costs in accordance with regulatory ratemaking policy.

   Deferred Charges

     Expenses incurred in issuing long-term debt and related discount and premium are amortized on a straight-line basis over the lives of the respective issues.

     Included in deferred charges are other assets that are expected to benefit future periods and certain costs that are deferred for rate making purposes and amortized over periods allowed by regulatory authorities.

   Income Taxes

     In 1993, TNPE and TNP implemented SFAS 109, "Accounting for Income Taxes" on a prospective basis. SFAS 109 required a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted tax rates to differences between the financial statement amounts and the tax bases of existing assets and liabilities.

     SFAS 109 required TNP to recognize deferred income taxes for:

                  - the reduction in depreciable tax bases due to ITC,
                  - ITC accounted for under the deferred method,
                  - prior  flow-through  rate making treatment of certain income tax  benefits, and
                  - the effects of federal  income tax rate changes.

     SFAS 109 permits regulated enterprises to recognize adjustments resulting from the adoption of SFAS 109 as regulatory assets or liabilities if such amounts are probable of being recovered from or returned to customers through future rates. Accordingly, TNP recorded regulatory and deferred tax assets and liabilities as a result of the adoption of SFAS 109. The implementation of SFAS 109 in 1993 did not have a significant effect on results of operations.

     ITC amounts utilized in the federal income tax return are deferred and amortized to earnings ratably over the estimated service lives of the related assets.

     TNPE files a consolidated federal income tax return that includes the consolidated operations of TNP and its subsidiaries. The amounts of income taxes recognized in TNP's accompanying consolidated financial statements were computed as if TNP and its subsidiaries filed a separate consolidated federal income tax return.

   Fair Values of Financial Instruments

     Fair values of cash equivalents, temporary investments, and customer receivables approximated the carrying amounts because of the short maturities of those instruments.

     The estimated fair values of long-term debt and preferred stock were based on quoted market prices of the same or similar issues. The estimated fair values of long-term debt and preferred stock were as follows:

                                       December 31, 1995                   December 31, 1994
                                 Carrying Amount   Fair Values       Carrying Amount    Fair Values
                                 ---------------   -----------       ---------------    -----------
                                                          (In thousands)
          Long-term debt          $ 612,995         $ 643,000          $ 685,502        $ 674,000
          Preferred stock             3,600             1,600              8,680            5,900

   Earnings (Loss) Per Share

     EPS is computed for each year based upon the weighted average common shares outstanding. Net earnings (loss) is adjusted for preferred dividend requirements. The effect on EPS of the incentive compensation plans was not significant as discussed in Note 7.

   Common Stock

     At December 31, 1995, 306,223 shares of TNPE's common stock were reserved for issuance to TNP's 401(k) plan. Additionally, 646,957 shares of TNPE's common stock were reserved for subsequent issuance under other stock compensation or shareholder plans.

   Shareholder Rights Plan

     TNPE has a Rights Plan that is designed to protect TNPE's shareholders from coercive takeover tactics and inadequate or unfair takeover bids. The Rights Plan provides for the distribution of one right for each share of TNPE's common stock currently outstanding or issued until the close of business on November 4, 1998.

     Upon the occurrence of certain events, each right entitles a shareholder to elect to purchase one share of common stock at $45 per share or, under certain circumstances, shares of common stock at half the then-current market price or to receive TNPE common stock or other securities having an aggregate value equal to the excess of (i) the value of the common stock or other securities on the date the rights are exercised over (ii) the cash payment that would have been payable upon exercise of the rights if cash payment had been elected.

     Until certain triggering events occur, the rights will trade together with TNPE's common stock and separate rights certificates will not be issued. Among the triggering events are the acquisition by a person or group of 10% or more of TNPE's outstanding common stock or the commencement of a tender or exchange offer that, upon consummation, would result in a person or group of persons owning 15% or more of TNPE's outstanding common stock. The rights expire November 4, 1998, unless earlier redeemed or exchanged by TNPE, and have had no effect on EPS.

(2)    Change in Accounting for Unbilled Revenues

     Effective January 1, 1995, TNP changed its method of accounting for operating revenues from cycle billing to the accrual method. This change resulted in the recognition of $12,993,000 of additional revenues ($8,445,000, net of taxes, or $0.77 per share). Accruing unbilled revenues more closely matches revenues and expenses and more closely conforms to common utility industry practice. At December 31, 1995, the accrual for unbilled revenues was $12,781,000.

(3)    Sale of Texas Panhandle Properties

     TNP completed the $29.2 million sale of its Texas Panhandle properties to SPS on September 15, 1995, and recognized a net of tax gain of $9.5 million, or $0.87 per share of TNPE common stock. The sale was consummated pursuant to the sale agreement between TNP and SPS in connection with the Texas rate case settlement discussed in Note 5. The Panhandle properties comprised a relatively small portion of TNP's business. The book value of the Panhandle properties sold was $14.3 million. Revenues from the properties for 1995 through the closing date were $7.4 million with corresponding sales of 76.3 GWH to 7,350 customers.

     The proceeds received from SPS were deposited directly with Bank of America, Illinois, as Trustee and $29.2 million of Series T FMBs were redeemed in accordance with the indenture governing TNP's FMBs. On October 16, 1995, the Trustee paid the proceeds to the holders of the FMBs that were called.

     In January 1996, TNP filed a class action lawsuit against John Hancock Mutual Life Insurance Company, a Series T bondholder. TNP seeks confirmation that its redemption of Series T FMBs with proceeds from the Panhandle sale was within its rights under the indenture governing the FMBs. TNP also seeks attorneys' fees.

     TNP's lawsuit originally was filed in Texas state court in September 1995 against PPM, which claimed to be a bondholder and threatened to take legal action against TNP over the redemption. On PPM's motion, the original lawsuit was removed to the United States District Court, Northern District of Texas, Fort Worth Division (No. 495-CV-738-A). PPM filed a counterclaim seeking declarations that the Series T partial redemption breached the indenture governing the FMBs and that TNP cannot redeem Series T FMBs prior to maturity under circumstances like the Panhandle sale. PPM sought an injunction barring future redemptions under such circumstances. PPM also claimed that TNP violated the antifraud provisions of the Texas Securities Act and Section10(b) of the Securities Exchange Act of 1934 and restrictions of the Trust Indenture Act of 1939 on impairing bondholder rights. PPM sought alleged actual and punitive damages of approximately $6.0 million and attorneys' fees. Because PPM was not a bondholder, it was dismissed from the lawsuit and, on PPM's motion, Jackson National Life Insurance Company was substituted as defendant.

     Management believes that the substitute defendant's counterclaims are without merit and is vigorously contesting the claims. In management's opinion, the ultimate disposition of this matter will not have a material adverse effect on TNPE's and TNP's consolidated financial position or results of operations.

(4)    Revenues Subject to Refund

     During the third quarter of 1995, the IRS issued TNP a favorable private letter ruling that enabled TNP to recognize additional revenues and accrued interest of $4.9 million that previously had been deferred. This resulted in a one-time after-tax earnings increase of $3.0 million, or $0.28 per share of TNPE common stock.

     The revenues recognized were collected from October 1991 through October 1994, as a result of a Texas rate case filed in 1991. The PUCT allowed TNP to collect additional annualized revenues of $1.6 million pending the resolution of the regulatory tax treatment of disallowed utility plant. Recognition of these revenues was conditioned upon TNP obtaining the ruling from the IRS. The private letter ruling does not affect revenues related to electricity sales on and after October 2, 1994, when the new rates in the most recent Texas rate case settlement were implemented.

(5)    Regulatory Matters

   Texas Rate Case Settlement

     On October 6, 1994, the PUCT approved a unanimous settlement among the parties in TNP's 1994 retail rate application. The rate case settlement provides for an increase in annualized revenues in Texas of $17.5 million, or 4.5%, which TNP implemented on October 2, 1994.

     The settlement resolved all outstanding court appeals in connection with TNP's two previous rate cases and required TNP to write off $31.5 million ($35.0 million of the original cost of TNP One). TNP recognized the write-off in the second quarter of 1994, which resulted in an after-tax charge of approximately $20.5 million, or $1.91 per share of TNPE common stock. The settlement also required TNP to sell its Texas Panhandle properties, subject to certain conditions.

     The rate case settlement includes a moratorium restricting TNP from applying for rate increases in Texas until March 31, 1999, subject to certain conditions. These conditions do not allow TNP to apply for any base rate increase under any circumstances prior to March 31, 1997, but would allow an application for increased rates to be filed after that time if certain force majeure events (as defined in the agreement) occur during the moratorium.

   Other Regulatory Matters

     In a 1990 PUCT application, TNP was granted DAT for certain operating and interest costs relating to the construction of Unit 1 of TNP One. The unamortized balances of these costs were $4.3 million and $4.4 million as of December 31, 1995, and 1994, respectively. Certain cities have filed an appeal in district court contesting the DAT. Management does not expect the ultimate disposition of this matter to have a material adverse effect on TNP's and TNPE's consolidated financial position or results of operations.

(6)    Reorganization

     During the fourth quarter of 1994, TNP reduced company-wide staffing levels by 140 positions, or 14% of the workforce, as a result of work elimination reviews by employee teams. The goals of the teams were to streamline operations and reduce future costs. The staffing reductions were accomplished primarily through early retirements and involuntary terminations. The aggregate costs impacting TNP's 1994 operations were $8,782,000 ($5,723,000, net of taxes, or $0.53 per share of TNPE common stock).

(7)    Employee Benefit Plans

   Pension Plan

     TNP has a defined benefit pension plan covering substantially all of its employees. Benefits are based on an employee's years of service and compensation. TNP's funding policy is to contribute the minimum amount required by federal funding standards. The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1995, and 1994.

                                                                       1995           1994
                                                                       ----           ----
                                                                          (In thousands)

         Actuarial present value of benefit obligations:
             Vested benefit obligation                           $    59,393      $   45,845
             Unvested benefit obligation                               4,383           4,212
                                                                     -------         -------
                Accumulated benefit obligation                   $    63,776      $   50,057
                                                                     =======         =======

         Projected benefit obligation                            $    67,752      $   60,000
         Unrecognized net asset                                          107             131
         Unrecognized prior service cost                               2,536           2,746
         Unrecognized net gain from past experience                   11,357          10,533
                                                                     -------         -------
                                                                      81,752          73,410
         Plan assets (principally marketable securities)
           at estimated fair value                                    75,037          66,338
                                                                     -------         -------
             Accrued pension costs (included in deferred
                credits in the consolidated balance sheets)      $     6,715      $    7,072
                                                                     =======         =======

     Net pension costs were comprised of the following components as determined using the projected unit credit actuarial method:


                                                                       1995           1994            1993
                                                                       ----           ----            ----
                                                                                 (In thousands)
         Service cost                                            $     1,071      $    1,763     $    1,472
         Interest cost on projected benefit obligation                 4,762           4,179          4,191
         Adjustment for actual return on plan assets                 (13,797)            260         (6,126)
         Effect of reorganization costs, net                              -            3,537             -
         Net amortization and deferral                                 7,607          (6,238)           300
                                                                     -------         -------        -------
           Net pension costs                                     $      (357)     $    3,501     $     (163)
                                                                     =======         =======        =======

     Assumptions used in accounting for the pension plan as of December 31, 1995, and 1994 were as follows:


                                                                        1995            1994
                                                                        ----            ----
         Discount rates                                                 7.3%            8.5%
         Rates of increase in compensation levels                       4.0%            5.5%
         Expected long-term rate of return on assets                    9.5%            9.5%


   Postretirement Benefit Plan

     TNP sponsors a health care plan that provides postretirement medical and death benefits to retirees who satisfied minimum age and service requirements during employment. In 1993, TNP adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires an employer to recognize the costs of postretirement benefits on the accrual basis during the periods that employees render service to earn the benefits. Prior to 1993, the costs of these benefits were expensed on a "pay-as-you-go" basis. TNP has been permitted to recover through rates the additional costs resulting from the adoption of SFAS 106. TNP established a trust fund dedicated to paying these postretirement benefits.

     The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1995, and 1994.


                                                                           1995             1994
                                                                           ----             ----
                                                                               (In thousands)
         Accumulated postretirement benefit obligation:
             Retirees and dependents                                  $    14,229     $    15,936
             Active employees                                               4,093           7,192
                                                                         --------        --------
                Total benefits earned                                      18,322          23,128
         Plan assets (principally marketable securities)
           at estimated fair value                                          5,710           4,026
                                                                         --------        --------
         Accumulated postretirement benefit
           obligation in excess of plan assets                             12,612          19,102
         Unrecognized transition obligation                               (14,579)        (15,436)
         Unrecognized net gain from past experience                         5,603              -
                                                                         --------        -------
             Accrued postretirement benefit costs (included in
               deferred credits in the consolidated balance sheets)   $     3,636     $     3,666
                                                                         ========        ========


     Net   postretirement   benefit  costs  were   comprised  of  the  following
components:

                                                                           1995             1994         1993
                                                                           ----             ----         ----
                                                                                     (In thousands)
         Service cost                                                    $    374        $    738      $   508
         Interest cost on postretirement benefit obligation                 1,265           1,642        1,510
         Reduction for actual return on plan assets                          (956)            (59)          -
         Effect of reorganization costs, net                                   -            2,945           -
         Net amortization and deferral                                      1,145             784          934
                                                                           ------           -----        -----
           Net postretirement benefit costs                              $  1,828        $  6,050      $ 2,952
                                                                           ======           =====        =====


     The transition obligation is being amortized over a 20-year period that began in 1993. The assumed health care cost trend rate used to measure the expected cost of benefits was 6.0% for 1995 and is assumed to trend downward slightly each year to 4.3% for 2003 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by $2.3 million and the aggregate of the service and interest cost components of net postretirement benefit cost for 1995 by $279,000.

     Additional assumptions used in accounting for the postretirement benefit plan as of December 31, 1995, and 1994, were as follows:

                                                                            1995             1994
                                                                            ----             ----
         Discount rates                                                     7.3%             8.5%
         Expected rate of return on assets (net of taxes)                   6.0%             6.0%

   Incentive Plans

     TNPE and TNP established several incentive compensation plans in 1995. All employees participate in one or more of these plans. Incentive compensation is based on meeting key financial and operational performance goals such as EPS, operations and maintenance costs per KWH, and system reliability measures. Results of operations at December 31, 1995, include costs for the various cash and equity plans of $2.0 million.

   Other Employee Benefits

     TNP has a 401(k) plan designed to enhance the other retirement plans available to its employees. Employees may invest their contributions in fixed income securities, mutual funds, or TNPE common stock. TNP's contributions are used to purchase TNPE common stock, which employees may later convert into investments in other investment options. TNP dedicated a portion of its matching contribution to meeting certain performance goals during 1995. Based on achievement of 1995 financial performance goals, TNP contributed $653,000 to the 401(k) plan. TNP's total contributions to the 401(k) plan were approximately $1,746,000 in 1995, $753,000 in 1994, and none in 1993. Plan assets included
1,474,982 shares and 1,721,553 shares of TNPE common stock as of December 31, 1995, and 1994, respectively.

     TNP has employment contracts with certain members of management and other key personnel. The contracts provide for lump sum compensation payments and other rights in the event of termination of employment or other adverse treatment of such persons following a "change in control" of TNPE or TNP. Such event is defined to include, among other things, substantial changes in the corporate structure, ownership, or board of directors of either entity.

     An excess benefit plan has been provided for certain key personnel and retired employees. The excess benefit plan is partially provided under an insurance policy arrangement for benefits that generally would have been provided by the pension and thrift plans except for federal limitations.

(8)    Income Taxes

     Components of income taxes were as follows:

                                                      TNPE                                     TNP
                                      ----------------------------------        ------------------
                                        1995          1994       1993             1995        1994        1993
                                        ----          ----       ----             ----        ----        ----
                                                                     (In thousands)
Taxes on net operating income:
    Federal - current                $  3,108     $     (253)  $   (356)      $   3,108    $     (253)  $  (356)
    State - current                       507             55         94             507            55        94
    Federal - deferred                  6,700            (13)     5,515           6,700           (13)    5,515
    ITC adjustments                     2,002         (1,027)      (959)          2,002        (1,027)     (959)
                                       ------       --------     ------          ------      --------     -----
                                       12,317         (1,238)     4,294          12,317        (1,238)    4,294
                                       ------       --------     ------          ------      --------     -----
Taxes on other income (loss):
    Federal - current                   7,170          1,006        641           7,203           560       622
    Federal - deferred                 (1,444)       (10,902)        19          (1,568)      (10,907)       -
    ITC adjustments                      (323)          (409)         6            (311)         (347)       -
                                       ------       --------     ------          ------      --------     ----
                                        5,403        (10,305)       666           5,324       (10,694)      622
                                       ------       --------     ------          ------      --------     -----

Taxes on cumulative effect
 of change in accounting,
 federal-deferred (Note 2)              4,548             -          -            4,548            -         -
                                       ------       --------     ------          ------      --------     ----

    Total income taxes               $ 22,268     $  (11,543)  $  4,960       $  22,189    $  (11,932)  $ 4,916
                                       ======       ========     ======          ======      ========     =====




     The amounts for total income taxes differ from the amounts computed by applying the appropriate federal income tax rate to earnings (loss) before income taxes for the following reasons:


                                                      TNPE                                     TNP
                                       ---------------------------------         -----------------
                                         1995        1994        1993              1995        1994       1993
                                         ----        ----        ----              ----        ----       ----
                                                                     (In thousands)
Tax at statutory tax rate             $  17,595  $   (9,873)  $   5,601         $ 17,674   $   (9,731)  $  5,557
    Amortization of
      accumulated deferred ITC           (1,079)     (1,055)     (1,048)          (1,079)      (1,055)    (1,048)
    Amortization of
      excess deferred taxes                (160)       (183)       (142)            (318)        (183)      (142)
    State income taxes                      507          55          94              507           55         94
    ITC related to disallowances           (312)       (347)         -              (312)        (347)        -
    Taxes on cumulative effect
      of change in accounting,
      federal- deferred (Note 2)          4,548          -           -             4,548           -          -
    Other, net                            1,169        (140)        455            1,169         (671)       455
                                        -------    --------     -------           ------     --------     ------
        Actual income taxes           $  22,268  $  (11,543)  $   4,960         $ 22,189   $  (11,932)  $  4,916
                                        =======    ========     =======           ======     ========     ======


     The tax effects of temporary differences that gave rise to significant portions of net current and net noncurrent deferred income taxes as of December 31, 1995, and 1994, are presented below.


                                                                      TNPE                            TNP
                                                           --------------------------    ----------------
                                                              1995            1994           1995          1994
                                                              ----            ----           ----          ----
                                                                                (In thousands)
     Current deferred income taxes:
       Deferred tax assets:
         Unbilled revenues                                $     2,413    $     6,264    $     2,413    $     6,264
         Revenues subject to refund                              -             1,404           -             1,404
         Other                                                    264            222            264            222
                                                            ---------      ---------      ---------      ---------
                                                                2,677          7,890          2,677          7,890
       Deferred tax liability:
         Deferred purchased power and fuel costs               (2,533)        (5,188)        (2,533)        (5,188)
                                                            ---------      ---------      ---------      ---------
           Current deferred income taxes, net             $       144    $     2,702    $       144    $     2,702
                                                            =========      =========      =========      =========

     Noncurrent deferred income taxes:
       Deferred tax assets:
         Minimum tax credit carryforwards                 $    22,365    $    10,086    $    27,317    $    14,993
         Federal regular tax net operating
           loss carryforwards                                   4,240         17,662          9,604         23,104
         ITC carryforwards                                     14,399         17,469         15,591         18,672
         Regulatory related items                              17,921         18,291         17,921         18,291
         Accrued employee benefit costs                         3,323          3,355          3,323          3,355
         Other                                                  1,900          2,149            707            788
                                                            ---------      ---------      ---------      ---------
                                                               64,148         69,012         74,463         79,203
                                                            ---------      ---------      ---------      ---------
       Deferred tax liabilities:
         Utility plant, principally due to
           depreciation and basis differences                (114,446)      (108,094)      (114,446)      (108,094)
         Deferred charges                                      (4,743)        (5,344)        (4,743)        (5,344)
         Regulatory related items                              (2,340)        (2,534)        (2,340)        (2,534)
         Other                                                     -              -              -              -
                                                            ---------      ---------      ---------      --------
                                                             (121,529)      (115,972)      (121,529)      (115,972)
                                                            ---------      ---------      ---------      ---------
             Noncurrent deferred income taxes, net        $   (57,381)   $   (46,960)   $   (47,066)   $   (36,769)
                                                            =========      =========      =========      =========



                                    Page 35


     Federal tax carryforwards as of December 31, 1995, were as follows:


                                                                                  TNPE              TNP
                                                                                      (In thousands)
           Net operating loss
              Amount                                                            $ 12,115         $  27,440
              Expiration period                                                     2009              2009
           Minimum tax credits
              Amount                                                            $ 22,365         $  27,317
              Expiration period                                                     None              None
           Investment tax credit
              Amount                                                            $ 14,399         $  15,591
              Expiration period                                                     2005              2005


     In 1991, TNPE received an IRS private letter ruling confirming that Unit 1 generating plant was property eligible for ITC. In connection with an audit of TNPE's 1990 and 1991 consolidated federal income tax returns, the IRS revenue agent recommended, in March 1995, that the private letter ruling concerning the TNP One generating plant's eligibility for ITC be revoked retroactively. Management believes that TNP's claim for ITC is valid and is contesting the agent's recommendation. Of the $22.5 million of ITC at issue, TNPE and its subsidiaries have utilized $5.2 million in the consolidated tax returns through 1994 and expect to utilize $2.9 million in the 1995 consolidated tax returns. TNP's portion is $4.0 million and $2.9 million, respectively. However, through 1995, TNPE and TNP have only recognized $1.1 million of the ITC in results of operations since 1990.

(9)    Long-Term Debt

   First Mortgage Bonds

     FMBs issued under the Bond Indenture are secured by substantially all utility plant owned directly by TNP. The Bond Indenture restricts cash dividend payments on TNP common stock as discussed in Note 11. The Bond Indenture also prohibits issuing additional FMBs unless net earnings available for fixed charges are at least twice the annual interest charges on bonded indebtedness, as defined. Under this test, as of December 31, 1995, approximately $208.0 million of additional FMBs could be issued, assuming an interest rate of 9.0%. In addition, TNP may only issue FMBs for 60% of available additions, as defined in the Bond Indenture. At December 31, 1995, TNP could not issue any significant amount of FMBs pursuant to this test.

   Secured Debentures

     TNP's Series A, 10.75% secured debentures and 12.5% secured debentures are secured with a first lien on a portion of Unit 1. The 12.5% secured debentures are also secured by a first lien on a portion of Unit 2. TNP's secured debenture holders are also secured by second liens on substantially all utility plant in Texas owned directly by TNP.

     The secured debentures also contain restrictions on dividends and asset dispositions.

   Revolving Credit Facility

     TNP entered into a New Credit Facility effective November 3, 1995. The New Credit Facility provides for a total commitment of $150 million and replaced borrowings under the credit facilities used to acquire TNP One. The interest rate margins under the New Credit Facility were 0.875% lower in 1995 than those under the previous credit facilities. In addition, interest rate margins under the previous credit facilities were scheduled to increase automatically each year while those under the New Credit Facility will decrease as the ratings on TNP's FMBs improve.

     Collateral securing the New Credit Facility is generally a first lien on a portion of TNP One, a second lien on TNP's first mortgage bond trust estate located in Texas, and a pledge of $30 million of FMBs that do not bear interest except upon default under the New Credit Facility. This collateral secures borrowings up to $100 million. Before increasing borrowings above $100 million, TNP must pledge additional FMBs (noninterest bearing except upon default) in an amount equal to the borrowings over $100 million. As of December 31, 1995, TNP had outstanding borrowings of $43 million under the New Credit Facility.

     The New Credit Facility not only resulted in lower interest rate margins, but also will provide TNP with additional financing flexibility. The previous credit facilities' commitment was scheduled to reduce by approximately $36.9 million annually over four years beginning December 31, 1995. The New Credit Facility commitment will reduce to $125 million on November 3, 1998, and to $100 million on November 3, 1999, and will expire on November 3, 2000. TNP also has the ability to draw on the New Credit Facility to redeem other outstanding debt.

     During 1995, interest rates on borrowings under TNP's credit facilities ranged from 7.63% to 11.38%. The average borrowing rates under TNP's credit facilities were 8.92% and 9.27% for 1995 and 1994, respectively.

     Under specified conditions, TNP's credit facilities restrict the payment of cash dividends on TNP common stock. The credit facilities also prohibit the sale, lease, transfer, or other disposition of assets other than in the ordinary course of business.

   Maturities

     As of December 31, 1995, FMB and secured debenture maturities and sinking fund requirements for the five years following 1995 are as follows:


                                                              Secured          Total FMBs and
                            Year             FMBs           Debentures       Secured Debentures
                                                          (In thousands)
                            1996         $    1,070         $       -            $   1,070
                            1997            101,870                 -              101,870
                            1998              1,070                 -                1,070
                            1999              1,070            130,000             131,070
                            2000            110,070                 -              110,070


     At the end of 1995, $43 million was outstanding under the New Credit Facility, which matures in 2000. TNP anticipates that borrowings under the New Credit Facility will fluctuate up to $150 million over this period.


(10)   Redeemable Cumulative Preferred Stock

     If TNP liquidates voluntarily or involuntarily, holders of preferred stock have preferences equal to amounts payable on redemption or par, respectively, plus accrued dividends. During 1995, TNP partially retired Series B and C, and completely retired series D, E, F, and G, with a combined par value of $5.1 million.

     TNP's charter provides that additional shares of preferred stock may not be issued unless certain tests are met. As of December 31, 1995, no additional preferred stock could be issued.

(11)   Common Stock Dividends

   TNP
   ---
     The Bond Indenture prohibits TNP from paying cash dividends on its common stock (which is wholly owned by TNPE) unless unrestricted retained earnings are available. The restriction became operative during 1994 due to the recognition of $35.0 million of regulatory disallowances as discussed in Note 5 and temporarily precluded TNP from paying cash dividends. Unrestricted retained earnings became available again at March 31, 1995, and continued to be available during the remainder of 1995. As of December 31, 1995, $30.6 million of unrestricted retained earnings were available for dividends.

   TNPE
   ----
     The dividend restriction at TNP did not preclude TNPE from paying quarterly cash dividends to its shareholders during 1994 and 1995. TNPE increased its quarterly dividend from $0.20 to $0.22 per share, beginning with quarterly dividends paid on December 15, 1995. TNPE had reduced the quarterly dividend by 51% from $0.41 to $0.20 per share beginning with the third quarter of 1994 due to TNP's restriction and other factors such as the relatively low common equity of TNPE's capital structure and industry considerations.

(12)   Commitments and Contingencies

   Fuel Supply Agreement

     TNP successfully negotiated a 20% reduction in the cost of lignite provided by Walnut Creek Mining Company effective January 1, 1995, for the life of TNP One. Walnut Creek Mining Company is jointly owned by Phillips Coal Company and Peter Kiewit Sons', Inc. Initially, the reduction will be used to offset the accumulated under-recovery of fuel costs which aggregated $9.3 million and $15.3 million as of December 31, 1995, and 1994, respectively.

   Wholesale Purchased Power Agreements

     TNP purchases a significant portion of its electric requirements from various wholesale suppliers. These contracts are scheduled to expire in various years through 2010.

     TNP has notified TU of its intent to cease purchasing full requirements power and energy effective January 1, 1999. In addition, in July 1995 TNP filed proceedings with the PUCT and in a Texas state district court to declare TNP's wholesale purchased power agreement with TU null and void. TNP asserts that the terms of the agreement are against public policy and violate Texas law. TNP requests a declaration that provisions in the TU agreement prohibiting TNP from disclosing the agreement's terms and filing the agreement for regulatory review are against public policy and violate Texas law. Pursuant to an order issued by the state district court, TNP's action is being held in abeyance until such time as TNP's PUCT action is resolved. In February 1996, an administrative law judge recommended that the PUCT conclude that most of TNP's complaints about the TU agreements lack merit. The judge did recommend, however, that the agreement's prohibitions on disclosure and regulatory review are void. TNP expects the PUCT action to be determined by mid 1996.

     In 1995, TU supplied approximately 36% of TNP's Texas capacity and 29% of its Texas energy requirements. Management expects that, as a result of the developing competition within the wholesale power market, TNP will enter into new arrangements for such capacity and energy on terms that are more favorable for its customers. During July 1995, TNP issued requests for proposals for purchased power resources during 1996 through 2004 to replace power currently purchased from TU.

   Legal Actions

     TNP is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on TNP's and TNPE's consolidated financial position or results of operations.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                 Selected Quarterly Consolidated Financial Data

     The following selected quarterly consolidated financial data for TNPE is unaudited, and, in the opinion of the TNPE's management, is a fair summary of the results of operations for such periods:


                                                            March 31      June 30     Sept. 30       Dec. 31
                                                            --------      -------     --------       -------
                                                                (In thousands except per share amounts)
1995
----
Operating revenues........................................ $  105,647   $  121,237   $  151,586   $  107,353
Net operating income......................................     17,044       25,100       35,147       19,304
Net earnings..............................................      6,124        6,131       26,728        2,522
Earnings applicable to common stock.......................      5,936        5,951       26,576        2,387
Earnings per share of common stock........................      0.55          0.54         2.44         0.22
Dividends per share of common stock....................... $    0.20    $     0.20   $     0.20   $     0.22

Weighted average common shares outstanding................     10,877       10,901       10,909       10,915

1994
----
Operating revenues........................................ $  107,599   $  111,046   $  149,864   $  109,480
Net operating income......................................     15,704       17,622       30,984       13,681
Net earnings (loss).......................................     (2,884)     (21,654)      11,921       (4,824)
Earnings (loss) applicable to common stock................     (3,095)     (21,855)      11,732       (5,013)
Earnings (loss) per share of common stock.................     (0.29)        (2.04)        1.09        (0.47)
Dividends per share of common stock....................... $    0.41    $     0.41   $     0.20   $     0.20

Weighted average common shares outstanding................     10,702       10,725       10,752       10,822


     Generally,   the   variations   between   quarters   reflect  the  seasonal
fluctuations of TNP's business. In addition, the results above are impacted by one-time items. These items, net of taxes, are as follows:

          - change in accounting for unbilled revenues of $8.4 million in first quarter of 1995 (Note 2)

          - gain on sale of Texas Panhandle properties of $9.5 million in third quarter of 1995 (Note 3)

          - recognition of previously deferred revenues of $3.0 million during the third quarter of 1995 (Note 4)

          - regulatory disallowances of $20.5 million in second quarter of 1994 (Note 5)

          - reorganization costs of $5.7 million in fourth quarter of 1994 (Note 6)

     The changes in dividend payments commencing with the third quarter of 1994 and the fourth quarter of 1995 are explained at Note 11. The annual variations between 1995 and 1994 are addressed at Item 7, "Managements' Discussion and Analysis of Financial Condition and Results of Operations."


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     The information required by this item is incorporated by reference to "Election of Directors" and "Security Ownership of Management and Certain Beneficial Owners" in the proxy statement relating to the 1996 Annual Meeting of Holders of TNPE Common Stock.

Executive Officers

     The information set forth under "Employees and Executives" in Part I is incorporated here by reference.

Item 11.     EXECUTIVE COMPENSATION.*

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.*

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.*

* The information required by Items 11, 12, and 13 is incorporated by reference to "Compensation of Directors and Executive Officers" and "Security Ownership of Management and Certain Beneficial Owners" in the proxy statement relating to the 1996 Annual Meeting of Holders of TNPE Common Stock.


                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    The following financial statements are filed as part of this report:

                                                                                                                Page
       Independent Auditors' Reports......................................................................       16

       TNPE
       Consolidated Statements of Operations, Three Years Ended December 31, 1995.........................       18
       Consolidated Statements of Cash Flows, Three Years Ended December 31, 1995.........................       19
       Consolidated Balance Sheets, December 31, 1995, and 1994...........................................       20
       Consolidated Statements of Capitalization, December 31, 1995, and 1994.............................       21
       Consolidated Statements of Common Shareholders' Equity
         and Redeemable Cumulative Preferred Stock, Three Years Ended December 31, 1995...................       22

       TNP
       Consolidated Statements of Operations, Three Years Ended December 31, 1995.........................       23
       Consolidated Statements of Cash Flows, Three Years Ended December 31, 1995.........................       24
       Consolidated Balance Sheets, December 31, 1995, and 1994...........................................       25
       Consolidated Statements of Capitalization, December 31, 1995, and 1994.............................       26
       Consolidated Statements of Common Shareholder's Equity
         and Redeemable Cumulative Preferred Stock, Three Years Ended December 31, 1995...................       27

       Notes to Consolidated Financial Statements.........................................................       28
       Selected Quarterly Consolidated Financial Data - TNPE..............................................       39

(b) No reports on Form 8-K were filed during the last quarter of 1995.

(c)    The Exhibit Index on pages 42-47 is incorporated here by reference.

(d)    All  financial   statement   schedules  are  omitted,   as  the  required
       information is not applicable or the information is presented in the consolidated financial statements or related Notes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                  TNP ENTERPRISES, INC.


Date:  March 7, 1996              By:  \s\ M. S. Cheema
                                       -----------------------------------
                                        Manjit S. Cheema, Vice President &
                                             Chief Financial Officer


                                  TEXAS-NEW MEXICO POWER COMPANY


Date:  March 7, 1996              By:  \s\ M. S. Cheema
                                       -----------------------------------
                                       Manjit S. Cheema, Vice President &
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.


                                                            Title                                            Date
By  \s\ Kevern R. Joyce                               Chairman, President, & Chief Executive Officer         3/7/96
    --------------------------------                                                                         ------
    Kevern R. Joyce


By  \s\ M. S. Cheema                                  Vice President & Chief Financial Officer               3/7/96
    --------------------------------                                                                         ------
    Manjit S. Cheema


By  \s\ Melissa D. Davis                              Controller of TNP & Chief Accounting                   3/7/96
    --------------------------------                                                                         ------
    Melissa D. Davis                                      Officer of TNPE


By  \s\ R. Denny Alexander                            Director                                               3/7/96
    --------------------------------                                                                         ------
    R. Denny Alexander


By  \s\ Cass O. Edwards, II                           Director                                               3/7/96
    --------------------------------                                                                         ------
    C. O. Edwards, II


By  \s\ John A. Fanning                               Director                                               3/7/96
    --------------------------------                                                                         ------
    John A. Fanning


By  \s\ Sidney M. Gutierrez                           Director                                               3/7/96
    --------------------------------                                                                         ------
    Sidney M. Gutierrez


By  \s\ Harris L. Kempner, Jr.                        Director                                               3/7/96
    --------------------------------                                                                         ------
    Harris L. Kempner, Jr.


By  \s\ Dwight R. Spurlock                            Director                                               3/7/96
    --------------------------------                                                                         ------
    Dwight R. Spurlock


By  \s\ Dr. Carol D. Smith Surles                     Director                                               3/7/96
    --------------------------------                                                                         ------
    Dr. Carol D. Smith Surles


By  \s\ Dennis H. Withers                             Director                                               3/7/96
    --------------------------------                                                                         ------
    Dennis H. Withers




                                  EXHIBIT INDEX

     Exhibits filed with this report are denoted by "*."

  Exhibit
    No.                                            Description

TNPE incorporates the following exhibits by reference to the exhibits and filings noted in parenthesis.

   3(a)   -  Articles of  Incorporation  and Amendments  through March 6, 1984 (Exhibit 3(a) to TNPE 1984 Form S-14, File No.
             2-89800).

   3(b)   -  Amendment to Articles of  Incorporation  filed September 25, 1984 (Exhibit 3(b) to TNPE 1984 Form 10-K, File No.
             1-8847).

   3(c)   -  Amendment to Articles of  Incorporation  filed August 29, 1985  (Exhibit  3(a) to TNPE 1985 Form 10-K,  File No.
             1-8847).

   3(d)   -  Amendment  to  Articles  of  Incorporation  filed June 2, 1986  (Exhibit  3(a) to TNPE 1986 Form 10-K,  File No.
             1-8847).

   3(e)   -  Amendment  to  Articles  of  Incorporation  filed May 10, 1988  (Exhibit  3(e) to TNPE 1988 Form 10-K,  File No.
             1-8847).

   3(f)   -  Amendment  to  Articles  of  Incorporation  filed May 10, 1988  (Exhibit  3(f) to TNPE 1988 Form 10-K,  File No.
             1-8847).

   3(g)   -  Amendment to Articles of  Incorporation  filed December 27, 1988 (Exhibit 3(g) to TNPE 1988 Form 10-K,  File No.
             1-8847).

   3(h)   -  Bylaws, as amended (Exhibit 3(h) to joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

   4(u)   -  Rights Agreement and Form of Right  Certificate,  as amended,  effective  November 13, 1990 (Exhibit 2.1 to TNPE
             Form 8-A, File No. 1-8847).

 *23      -  Independent Auditors' Consent - KPMG Peat Marwick LLP.

 *27      -  Financial Data Schedule for TNPE.

TNP incorporates the following exhibits by reference to the exhibits and filings noted in parenthesis.

  *3(i)   -  Restated Articles of Incorporation.

   3(ii)  -  Bylaws, as amended November 15, 1994 (Exhibit 3(hh) to joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

 *27      -  Financial Data Schedule for TNP.

TNPE and TNP incorporate the following exhibits by reference to the exhibits and filings noted in parenthesis.

   4(a)   -  Indenture of Mortgage and Deed of Trust dated as of November 1, 1944 (Exhibit 2(d) to Community  Public  Service
             Co. ("CPS") 1978 Form S-7, File No. 2-61323).

   4(b)   -  Seventh Supplemental Indenture dated as of May 1, 1963 (Exhibit 2(k) to CPS Form S-7, File No. 2-61323).

   4(c)   -  Eighth Supplemental Indenture dated as of July 1, 1963 (Exhibit 2(1), to CPS Form S-7, File No. 2-61323).

   4(d)   -  Ninth Supplemental Indenture dated as of August 1, 1965 (Exhibit 2(m), to CPS Form S-7, File No. 2-61323).

   4(e)   -  Tenth Supplemental Indenture dated as of May 1, 1966 (Exhibit 2(n), to CPS Form S-7, File No. 2-61323).

   4(f)   -  Eleventh Supplemental Indenture dated as of October 1, 1969 (Exhibit 2(o), to CPS Form S-7, File No. 2-61323).

   4(g)   -  Twelfth Supplemental Indenture dated as of May 1, 1971 (Exhibit 2(p), to CPS Form S-7, File No. 2-61323).

   4(h)   -  Thirteenth Supplemental Indenture dated as of July 1, 1974 (Exhibit 2(q), to CPS Form S-7, File No. 2-61323).

   4(i)   -  Fourteenth Supplemental Indenture dated as of March 1, 1975 (Exhibit 2(r), to CPS Form S-7, File No. 2-61323).

   4(j)   -  Fifteenth Supplemental Indenture dated as of September 1, 1976 (Exhibit 2(e), File No. 2-57034).

   4(k)   -  Sixteenth Supplemental Indenture dated as of November 1, 1981 (Exhibit 4(x), File No. 2-74332).

   4(l)   -  Seventeenth Supplemental Indenture dated as of December 1, 1982 (Exhibit 4(cc), File No. 2-80407).

   4(m)   -  Eighteenth  Supplemental  Indenture  dated as of  September  1,  1983  (Exhibit  (a) to Form 10-Q of TNP for the
             quarter ended September 30, 1983, File No. 1-4756).

   4(n)   -  Nineteenth Supplemental Indenture dated as of May 1, 1985 (Exhibit 4(v), File No. 2-97230).

   4(o)   -  Twentieth  Supplemental  Indenture dated as of July 1, 1987 (Exhibit 4(o) to Form 10-K of TNP for the year ended
             December 31, 1987, File No. 2-97230).

   4(p)   -  Twenty-First  Supplemental  Indenture dated as of July 1, 1989 (Exhibit 4(p) to Form 10-Q of TNP for the quarter ended June 30, 1989, File No. 2-97230).

   4(q)   -  Twenty-Second  Supplemental  Indenture  dated as of January 15, 1992  (Exhibit  4(q) to Form 10-K of TNP for the
             year ended December 31, 1991, File No. 2-97230).

   4(r)   -  Twenty-Third  Supplemental  Indenture  dated as of September  15, 1993 (Exhibit 4(r) to Form 10-K of TNP for the
             year ended December 31, 1993, File No. 2-97230).

  *4(s)   -  Twenty-Fourth Supplemental Indenture dated as of November 3, 1995.

   4(t)   -  Indenture and Security  Agreement for 12 1/2% Secured  Debentures dated as of January 15,  1992 (Exhibit 4(r) to
             TNP 1991 Form 10-K, File No. 2-97230).

   4(u)   -  Indenture and Security  Agreement for 10 3/4% Secured Debentures dated as of September 15, 1993 (Exhibit 4(t) to
             TNP 1993 Form 10-K, File No. 2-97230).

                            Contracts Relating to TNP One

  10(a)   -  Fuel Supply  Agreement,  dated  November 18, 1987,  between  Phillips Coal Company and TNP (Exhibit 10(j) to TNP
             1987 Form 10-K, File No. 2-97230).

  10(a)1  -  Amendment  No.  1,  dated as of April 1,  1988,  to Fuel  Supply
             Agreement dated November 18, 1987, between Phillips Coal Company and TNP (Exhibit 10(a)1 to Joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

  10(a)2  -  Amendment  No. 2, dated as of November 29, 1994,  between  Walnut
             Creek  Mining  Company  and TNP,  to Fuel  Supply  Agreement  dated
             November 18, 1987,  between Phillips Coal Company and TNP, (Exhibit
             10(a)2 to joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

  10(b)   -  Unit 1 First Amended and Restated  Project Loan and Credit  Agreement,  dated as of January 8, 1992 (the "Unit 1
             Credit  Agreement"),  among TNP, TGC,  certain  banks (the "Unit 1 Banks") and Chase  Manhattan  Bank  (National
             Association),  as Agent for the Unit 1 Banks (the "Unit 1 Agent"),  (Exhibit  10(c) to TNP 1991 Form 10-K , File
             No. 2-97230).

  10(b)1  -  Participation Agreement,  dated as of January 8, 1992, among certain banks,  Participants,  and the Unit 1 Agent
             (Exhibit 10(c)1 to TNP 1991 Form 10-K, File No. 2-97230).

  10(b)2  -  Amendment  No. 1, dated as of September  21, 1993, to the Unit 1 Credit  Agreement  (Exhibit  10(b)2 to TNP 1993
             Form 10-K , File No. 2-97230).

  10(c)   -  Assignment and Security  Agreement,  dated as of January 8, 1992,  among TGC and the Unit 1 Agent (Exhibit 10(d)
             to TNP 1991 Form 10-K , File No. 2-97230).

  10(d)   -  Amended and Restated Subordination Agreement, dated as of October
             1, 1988, among TNP,  Continental  Illinois  National Bank and Trust
             Company of Chicago and the Unit 1 Agent(Exhibit  10(uu) to TNP 1988
             Form 10-K, File No.
             2-97230).

  10(e)   -  Unit 1 Mortgage and Deed of Trust,  dated as of December 1, 1987,  (Exhibit  10(ee) to TNP 1987 Form 10-K , File
             No. 2-97230).

  10(e)1  -  Supplemental  Unit 1 Mortgage and Deed of Trust executed on January 27, 1992,  (Exhibit  10(g)4 to TNP 1991 Form
             10-K , File No. 2-97230).

  10(e)2  -  First TGC Modification and Extension  Agreement,  dated as of January 24, 1992, among the Unit 1 Banks, the Unit
             1 Agent, TNP, and TGC (Exhibit 10(g)1 to TNP 1991 Form 10-K, File No. 2-97230).

  10(e)3  -  Second TGC Modification and Extension Agreement,  dated as of January 27, 1992, among the Unit 1 Banks, the Unit
             1 Agent, TNP, and TGC (Exhibit 10(g)2 to TNP 1991 Form 10-K, File No. 2-97230).

  10(e)4  -  Third TGC Modification and Extension  Agreement,  dated as of January 27, 1992, among the Unit 1 Banks, the Unit
             1 Agent, TNP, and TGC (Exhibit 10(g)3 to TNP 1991 Form 10-K, File No. 2-97230).


  10(e)5  -  Fourth TGC  Modification  and Extension  Agreement,  dated as of September 29, 1993, among the Unit 1 Banks, the
             Unit 1 Agent, TNP, and TGC (Exhibit 10(f)5 to TNP 1993 Form 10-K, File No. 2-97230).

  10(e)6  -  Fifth  TGC  Modification  and  Extension  Agreement,  dated as of
             September 29, 1993, among the Unit 1 Banks, the Unit 1 Agent, TNP, and TGC (Exhibit 10(f)6 to TNP 1993 Form 10-K, File No. 2-97230).

  10(f)   -  Indemnity Agreement,  dated December 1, 1987, by Westinghouse,  CE and Zachry,  (Exhibit 10(ff) to TNP 1987 Form
             10-K, File No. 2-97230).

  10(g)   -  Unit 1 Second Lien  Mortgage  and Deed of Trust dated as of December 1, 1987,  (Exhibit  10(jj) to TNP 1987 Form
             10-K, File No. 2-97230).

  10(g)1  -  Correction  Second Lien Mortgage and Deed of Trust,  dated as of December 1, 1987,  (Exhibit  10(vv) to TNP 1988
             Form 10-K, File No. 2-97230).

  10(g)2 - Second Lien Mortgage and Deed of Trust Modification, Extension and Amendment Agreement, dated as of January 8, 1992 (Exhibit
             10(i)2 to TNP 1991 Form 10-K, File No. 2-97230).

  10(g)3  -  TNP Second Lien Mortgage  Modification  No. 2, dated as of September  21, 1993 (Exhibit  10(h)3 to TNP 1993 Form
             10-K, File No. 2-97230).

  10(h)   -  Agreement  for  Conveyance  and Partial  Release of Liens,  dated as of December 1, 1987,  by PFC and the Unit 1
             Agent (Exhibit 10(kk) to TNP 1987 Form 10-K, File No. 2-97230).

  10(i)   -  Inducement and Consent  Agreement,  dated as of June 15, 1988, among Phillips Coal Company,  Kiewit Texas Mining
             Company,  TNP, Phillips Petroleum  Company,  and Peter Kiewit Son's, Inc. (Exhibit 10(nn) to TNP 1988 Form 10-K,
             File No. 2-97230).

  10(j)   -  Assumption Agreement,  dated as of October 1, 1988, by TGC, in favor of certain banks, the Unit 1 Agent, and the
             Depositary, as defined therein (Exhibit 10(ww) to TNP 1988 Form 10-K, File No. 2-97230).

  10(k)   -  Guaranty,  dated as of October 1, 1988, by TNP of TGC obligations under Unit 1 Credit Agreement  (Exhibit 10(xx)
             to TNP 1988 Form 10-K of TNP, File No. 2-97230).

  10(l)   -  First  Amended  and  Restated  Facility  Purchase  Agreement,  dated as of January 8, 1992,  between TNP and TGC
             (Exhibit 10(n) to TNP 1991 Form 10-K, 1991, File No. 2-97230).

  10(m)   -  Operating  Agreement,  dated as of October 1, 1988,  between TNP and TGC (Exhibit  10(zz) to TNP 1988 Form 10-K,
             File No. 2-97230).

  10(n)   -  Unit 2 First Amended and Restated  Project Loan and Credit  Agreement,  dated as of January 8, 1992 (the "Unit 2
             Credit  Agreement"),  among TNP,  TGC II,  certain  banks (the  "Unit 2  Banks")  and The Chase  Manhattan  Bank
             (National  Association),  as Agent for the Unit 2 Banks  (the  "Unit 2 Agent")  (Exhibit  10(q) to TNP 1991 Form
             10-K, File No. 2-97230).

  10(n)1  -  Amendment  No. 1, dated as of September  21, 1993, to the Unit 2 Credit  Agreement  (Exhibit  10(o)1 to TNP 1993
             Form 10-K, File No. 2-97230).

  10(o)   -  Assignment  and  Security  Agreement,  dated as of January 8, 1992,  among TGC II and the Unit 2 Agent  (Exhibit
             10(r) to TNP 1991 Form 10-K, File No. 2-97230).

  10(p)   -  Assignment and Security  Agreement,  dated as of October 1, 1988, by TNP to the Unit 2 Agent (Exhibit 10(jjj) to
             TNP 1988 Form 10-K, File No. 2-97230).

  10(q)      - Subordination Agreement,  dated as of October 1, 1988, among TNP,
             Continental Illinois National Bank and Trust Company of Chicago, and the Unit 2 Agent (Exhibit 10(mmm) to TNP 1988 Form 10-K, File
             No. 2-97230).

  10(r)   -  Unit 2 Mortgage and Deed of Trust dated as of October 1, 1988 (Exhibit  10(uuu) to TNP 1988 Form 10-K,  File No.
             2-97230).

  10(r)1  -  First TGC II Modification  and Extension  Agreement,  dated as of January 24, 1992,  among the Unit 2 Banks, the
             Unit 2 Agent, TNP, and TGC II (Exhibit 10(u)1 to TNP 1991 Form 10-K, File No. 2-97230).

  10(r)2  -  Second TGC II Modification  and Extension  Agreement,  dated as of January 27, 1992, among the Unit 2 Banks, the
             Unit 2 Agent, TNP and TGC II (Exhibit 10(u)2 to TNP 1991 Form 10-K, File No. 2-97230).

  10(r)3  -  Third TGC II Modification  and Extension  Agreement,  dated as of January 27, 1992,  among the Unit 2 Banks, the
             Unit 2 Agent, TNP, and TGC II (Exhibit 10(u)3 to TNP 1991 Form 10-K, File No. 2-97230).


  10(r)4  -  Fourth TGC II Modification and Extension Agreement,  dated as of September 29, 1993, among the Unit 2 Banks, the
             Unit 2 Agent, TNP, and TGC II (Exhibit 10(s)4 to TNP 1993 Form 10-K, File No. 2-97230).

  10(r)5  -  Fifth TGC II Modification  and Extension  Agreement,  dated as of
             June 15, 1994, among the Unit 2 Banks,  the Unit 2 Agent,  TNP, and
             TGC II (Exhibit  10(s)5 to TNP Form 10-Q for quarter ended June 30,
             1994, File No. 2-97230).

  10(s)   -  Release and Waiver of Liens and Indemnity  Agreement,  dated October 1, 1988,  by  Westinghouse,  CE, and Zachry
             (Exhibit 10(vvv) to TNP 1988 Form 10-K, File No. 2-97230).

  10(t)   -  Second Lien  Mortgage and Deed of Trust,  dated as of October 1, 1988,  (Exhibit  10(www) to TNP 1988 Form 10-K,
             File No. 2-97230).

  10(t)1 - Second Lien Mortgage and Deed of Trust Modification, Extension and Amendment Agreement, dated as of January 8, 1992, (Exhibit
             10(w)1 to TNP 1991 Form 10-K, File No. 2-97230).

  10(t)2  -  TNP Second Lien Mortgage  Modification  No. 2, dated as of September 21, 1993,  (Exhibit 10(u)2 to TNP 1993 Form
             10-K, File No. 2-97230).

  10(u)   -  Intercreditor  and  Nondisturbance  Agreement,  dated as of October 1, 1988,  among PFC, Texas PFC,  Inc.,  TNP, certain  creditors,  as defined  therein,  and the Collateral  Agent, as defined therein (Exhibit 10(xxx) to TNP
             1988 Form 10-K, File No. 2-97230).

  10(u)1  -  Amendment No. 1, dated as of January 8, 1992, to Intercreditor and Nondisturbance Agreement,  (Exhibit 10(x)1 to
             TNP 1991 Form 10-K, File No. 2-97230).

  10(u)2  -  Amendment No. 2, dated as of September 21, 1993, to Intercreditor and Nondisturbance Agreement,  (Exhibit 10(v)2
             to TNP 1993 Form 10-K of TNP, File No. 2-97230).

  10(v)      - Grant  of  Reciprocal  Easements  and  Declaration  of  Covenants
             Running with the Land, dated October 1, 1988, between PFC and Texas
             PFC,  Inc.  (Exhibit  10(yyy)  to TNP  1988  Form  10-K,  File  No.
             2-97230).

  10(w)   -  Non-Partition  Agreement,  dated as of May 30, 1990, among TNP, TGC, and the Unit 1 Agent (Exhibit 10(ss) to TNP
             1990 Form 10-K of TNP, File No. 2-97230).

  10(x)   -  Assumption  Agreement,  dated as of May 31, 1991, by TGC II in favor of certain banks, the Unit 2 Agent, and the
             Depositary, as defined therein (Exhibit 10(kkk) to Amendment No. 1 to File No. 33-41903).

  10(y)   -  Guaranty,  dated as of May 31, 1991, by TNP, for TGC II obligations  under the Unit 2 Credit Agreement  (Exhibit
             10(lll) to Amendment No. 1 to File No. 33-41903).

  10(z)   -  First Amended and Restated Facility  Purchase  Agreement,  dated as of January 8, 1992,  between TNP, and TGC II
             (Exhibit 10(dd) to TNP 1991 Form 10-K, File No. 2-97230).

  10(z)1     - Amendment No. 1 to the Unit 2 First Amended and Restated Facility
             Purchase Agreement, dated as of September 21, 1993, between TNP and
             TGC II (Exhibit 10(aa)1 to TNP 1993 Form 10-K, File No. 2-97230).

  10(aa)  -  Operating  Agreement,  dated as of May 31, 1991,  between TNP and TGC II (Exhibit  10(nnn) to Amendment No. 1 to
             File No. 33-41903).

  10(bb)  -  Non-Partition  Agreement,  dated as of May 31, 1991, among TNP, TGC II, and the Unit 2 Agent (Exhibit 10(ppp) to
             Amendment No. 1 to File No. 33-41903).

                            Contracts Relating to TNP One

 *10(cc)     -  Revolving  Credit  Facility  Agreement,  dated as of November 3,
             1995,   among  TNP,   certain   lenders,   and  Chemical  Bank,  as
             Administrative Agent and Collateral Agent.

 *10(cc)1-   Form of  Guarantee  and Pledge  Agreement,  dated as of November 3,
             1995,  between  TGC II, and  Chemical  Bank,  as  collateral  agent
             (Exhibit D to Revolving Credit Facility Agreement).

 *10(cc)2-   Form of Bond Agreement,  dated as of November 3, 1995,  between TNP and Chemical  Bank,  as  Collateral  Agent  (Exhibit E to Revolving
             Credit Facility Agreement).

 *10(cc)3-   Form of Note  Pledge  Agreement,  dated  as of  November  3,  1995, between TNP and Chemical  Bank, as collateral  agent  (Exhibit F to
             Revolving Credit Facility Agreement).


 *10(cc)4-   Form of Sixth TGC II Modification and Extension Agreement, dated as of November 3, 1995,  among the Unit 2 Banks,  The Chase  Manhattan
             Bank, as agent,  TNP, and TGC II (Exhibit H to the Revolving Credit
             Facility Agreement).

 *10(cc)5-   Form of Second Lien Mortgage and Deed of Trust  Modification,  Extension and Amendment Agreement No. 3, dated as of November 3, 1995 (Exhibit I to the Revolving Credit Facility Agreement).

 *10(cc)6-   Form of Assignment and Amendment Agreement, dated as of November 3,
             1995, among TNP, TGC II, and Chemical Bank, as administrative agent and collateral  agent (Exhibit J to the Revolving  Credit  Facility
             Agreement).

 *10(cc)7-   Form of Assignment of TGC II Mortgage Lien, dated as of November 3,
             1995,  by The  Chase  Manhattan  Bank as  agent  to  Chemical  Bank
             (Exhibit K to the Revolving Credit Facility Agreement).

 *10(cc)8-   Form of Collateral Transfer of Notes,  Rights and Interests,  dated as  of  November  3,  1995,  between  TNP  and  Chemical  Bank,  as
             Administrative  Agent and as  Collateral  Agent  (Exhibit  L to the
             Revolving Credit Facility Agreement).

 *10(cc)9-   Form of Assignment of Second Lien Mortgage and Deed of Trust, dated as of November 3, 1995, between the Chase Manhattan Bank, as Agent, and Chemical  Bank,  as agent  (Exhibit M to the  Revolving  Credit
             Facility Agreement).

 *10(cc)10-  Form of Collateral Transfer of Notes,  Rights and Interests,  dated as  of  November  3,  1995,  between  TNP  and  Chemical  Bank,  as
             Administrative  Agent and as  Collateral  Agent  (Exhibit  N to the
             Revolving Credit Facility Agreement).

 *10(cc)11-  Form of Amendment No. 1, dated as of November 3, 1995, to the  Assignment  and Security  Agreement  between TNP, and The Chase Manhattan Bank, as agent (Exhibit O to the Revolving Credit Agreement).

                            Power Supply Contracts

  10(dd) -   Contract  dated May 12,  1976,  between  TNP and Houston
             Lighting & Power Company  (Exhibit 5(a), File No.  2-69353).

  10(dd)1-   Amendment,  dated  January  4, 1989,  to  contract between TNP and Houston
             Lighting & Power  Company  (Exhibit 10(cccc) to TNP 1988 Form 10-K).

  10(ee)     - Amended and Restated Agreement for Electric Service dated May 14,
             1990,  between TNP and Texas Utilities  Electric  Company  (Exhibit
             10(vv) to TNP 1990 Form 10-K, File No. 2-97230).

  10(ee)1- Amendment, dated April 19, 1993, to Amended and Restated Agreement for Electric Service, between TNP and Texas Utilities Electric
             Company (Exhibit 10(ii)1 to 1993 Form S-2, Registration  Statement,
             File No. 33-66232).

  10(ff)  -  Contract  dated June 11, 1984  between TNP and SPS (Exhibit  10(d) of Form 8  applicable  to TNP 1986 Form 10-K,
             File No. 2-97230).

  10(gg)  -  Contract dated April 27, 1977, between TNP and West Texas Utilities  Company,  as amended (Exhibit 10(e) of Form
             8 applicable to TNP 1986 Form 10-K, File No. 2-97230).

  10(hh)  -  Contract dated April 29, 1987,  between TNP and El Paso Electric  Company (Exhibit 10(f) of Form 8 applicable to
             TNP 1986 Form 10-K, File No. 2-97230).

  10(ii)  -  Amended and Restated  Contract  for  Electric  Service,  dated April 29,  1988,  between TNP and Public  Service
             Company of New Mexico (Exhibit 10(zz)3 to Amendment No. 1 to File No. 33-41903).

  10(jj)  -  Contract dated December 8, 1981,  between TNP and SPS as amended (Exhibit 10(h) of Form 8 applicable to TNP 1986
             Form 10-K, File No. 2-97230).

  10(jj)1-   Amendment,  dated  December 12, 1988, to contract  between TNP and SPS (Exhibit  10(llll) to TNP 1988 Form 10-K,
             File No. 2-97230).

  10(jj)2-   Amendment,  dated December 12, 1990, to contract  between TNP and SPS (Exhibit 19(t) to TNP 1990 Form 10-K, File
             No. 2-97230).

  10(kk)  -  Contract dated August 31, 1983,  between TNP and Capitol  Cogeneration  Company,  Ltd.  (Exhibit 10(i) of Form 8
             applicable to TNP 1986 Form 10-K, File No. 2-97230).

  10(kk)1-   Agreement  Substituting a Party,  dated May 3, 1988,  among Capitol
             Cogeneration   Company,   Ltd.,  Clear  Lake  Cogeneration  Limited
             Partnership  and TNP (Exhibit  10(nnnn) to TNP 1988 Form 10-K, File
             No. 2-97230).

  10(kk)2-   Letter Agreements, dated May 30, 1990, and August 28, 1991, between
             Clear  Lake  Cogeneration  Limited  Partnership  and  TNP  (Exhibit
             10(oo)2 to TNP 1992 Form 10-K, File No. 2-97230).


  10(kk)3-   Notice of Extension  Letter,  dated August 31, 1992,  between Clear
             Lake Cogeneration  Limited  Partnership and TNP (Exhibit 10(oo)3 to
             TNP 1992 Form 10-K, File No. 2-97230).

  10(kk)4-   Scheduling Agreement,  dated September 15, 1992, between Clear Lake
             Cogeneration  Limited  Partnership and TNP (Exhibit  10(oo)4 to TNP
             1992 Form 10-K, File No. 2-97230).

  10(ll)  -  Interconnection  Agreement between TNP and Plains Electric Generation and Transmission  Cooperative,  Inc. dated
             July 19, 1984 (Exhibit 10(j) of Form 8 applicable to TNP 1986 Form 10-K, File No. 2-97230).

  10(mm)  -  Interchange  Agreement  between TNP and El Paso Electric  Company dated April 29, 1987 (Exhibit  10(l) of Form 8 applicable to TNP 1986 Form 10-K, File No. 2-97230).

  10(nn)1-   Amendment No. 1, dated  November 21, 1994, to  Interchange  Agreement  between TNP and El Paso Electric  Company
             (Exhibit 10(nn)1 to joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

  10(oo)  -  DC Terminal  Participation  Agreement between TNP and El Paso Electric Company dated December 8, 1981 as amended
             (Exhibit 10(m) of Form 8 applicable to TNP 1986 Form 10-K, File No. 2-97230).

  10(pp)  -  1996 Firm Capacity & Energy Sale Agreement  between TNP and TEP dated,  as of January 1, 1996 (Exhibit 10(pp) to joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

                            Management Contracts

 *10(qq)  -  Form of TNP Executive  Agreement for Severance  Compensation Upon
             Change  in  Control  and   schedule  of   substantially   identical
             agreements.

  10(rr)  -  Agreement  between Kevern Joyce and TNPE and TNP, executed March 25, 1994 (Exhibit 10(tt) to TNP 1994 Form 10-Q,
             File No. 2-97230).

 *10(ss)  -  Form of TNPE Incentive  Compensation  Award Agreement and schedule of substantially identical agreements.

 *21      -  Subsidiaries of the Registrants.



                   SUBSIDIARIES OF THE REGISTRANTS                   Exhibit 21


Name                                                     State of Incorporation

TNPE
----
Texas-New Mexico Power Company                                     Texas

Bayport Cogeneration, Inc.                                         Texas

TNP Operating Company                                              Texas





TNP
---
Texas Generating Company                                           Texas

Texas Generating Company II                                        Texas

                TNP ENTERPRISES, INC. AND SUBSIDIARIES               Exhibit 23
                --------------------------------------


                          Independent Auditors' Consent

The Board of Directors
TNP Enterprises, Inc.:

We consent to incorporation by reference in the Registration Statement (No. 2-93266) on Form S-3 and in the Registration Statements (Nos. 2-93265 and 33-58897) on Form S-8 of TNP Enterprises, Inc. of our report dated February 6, 1996, relating to the consolidated balance sheets and statements of capitalization of TNP Enterprises, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, common shareholders' equity and redeemable cumulative preferred stock, and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995, annual report on Form 10-K of TNP Enterprises, Inc.


Our report refers to a change in the method of accounting for operating revenues in 1995 and changes in the methods of accounting for income taxes and postretirement benefits in 1993.


                                                       KPMG Peat Marwick LLP


Fort Worth, Texas
March 15, 1996