Form 10-Q
period 2000-06-30
TEXAS NEW MEXICO POWER CO; TNP ENTERPRISES INC
filed 2000-08-11
CIK 22767, 741612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

(X)     COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission File Number: 1-8847

TNP ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)
Texas	75-1907501
(State of incorporation)	(I.R.S. employer identification number)

4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code 817-731-0099

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \   \

TNP Enterprises, Inc. has no publicly traded shares of common stock outstanding.

Commission File Number: 2-97230

  TEXAS-NEW MEXICO POWER COMPANY

(Exact name of registrant as specified in its charter)
Texas	75-0204070
(State of incorporation)	(I.R.S. employer identification number)

4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code 817-731-0099

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

TNP Enterprises, Inc. And Subsidiaries

Texas-New Mexico Power Company and Subsidiaries

Combined Quarterly Report on Form 10-Q for the period ended June 30, 2000

     This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

TNP Enterprises, Inc. (TNP) and Subsidiaries:
Consolidated Statements of Income (Loss)
Three Month Periods Ended June 30, 2000, and 1999	3

Consolidated Statements of Income (Loss)
Six Month Periods Ended June 30, 2000, and 1999	4

Consolidated Statements of Cash Flows
Six Month Periods Ended June 30, 2000, and 1999	5

Consolidated Balance Sheets
June 30, 2000, and December 31, 1999	6

Texas-New Mexico Power Company (TNMP) and Subsidiaries:
Consolidated Statements of Income
Three and Six Month Periods Ended June 30, 2000, and 1999	7

Consolidated Statements of Cash Flows
Six Month Periods Ended June 30, 2000, and 1999	8

Consolidated Balance Sheets
June 30, 2000, and December 31, 1999	9

Notes to Consolidated Financial Statements	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	15

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.	21

Item 6. Exhibits and Reports on Form 8-K.	21
(a) Exhibit Index	21
(b) Reports on Form 8-K	21

Statement Regarding Forward Looking Information	21

Signature page	21

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

		Predecessor
	Three Months Ended	Three Months Ended
	June 30, 2000	June 30, 1999
	(In thousands)

OPERATING REVENUES	$ 155,931	$ 144,027

OPERATING EXPENSES:
Purchased power and fuel	81,314	66,982
Other operating and maintenance	25,703	28,608
Depreciation and amortization	12,975	9,513
Charge for recovery of stranded plant	3,396	1,903
Taxes other than income taxes	9,142	8,285
Income taxes	1,395	6,561
Total operating expenses	133,925	121,852

NET OPERATING INCOME	22,006	22,175

OTHER INCOME:
Other income and deductions, net	328	777
Income taxes	(76)	180
Other income, net of taxes	252	957

INCOME BEFORE INTEREST CHARGES	22,258	23,132

INTEREST CHARGES:
Interest on long-term debt	19,617	9,688
Other interest and amortization of debt-related costs	2,109	1,041
Total interest charges	21,726	10,729

NET INCOME	532	12,403
Dividends on preferred stock and other	3,314	(94)

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ (2,782)	$ 12,497

The accompanying notes are an integral part of these consolidated financial statements.
TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

		Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended
	June 30, 2000	March 31, 2000	June 30, 1999
		(In thousands)

OPERATING REVENUES	$ 155,931	$ 124,526	$ 262,153

OPERATING EXPENSES:
Purchased power and fuel	81,314	59,550	124,354
Other operating and maintenance	25,703	29,398	52,432
Depreciation and amortization	12,975	10,230	19,487
Charge for recovery of stranded plant	3,396	1,629	5,653
Taxes other than income taxes	9,142	7,941	16,285
Income taxes	1,395	1,745	7,274
Total operating expenses	133,925	110,493	225,485

NET OPERATING INCOME	22,006	14,033	36,668

OTHER INCOME:
Other income and deductions, net	328	465	939
Income taxes	(76)	(131)	298
Other income, net of taxes	252	334	1,237

INCOME BEFORE INTEREST CHARGES	22,258	14,367	37,905

INTEREST CHARGES:
Interest on long-term debt	19,617	9,626	19,912
Other interest and amortization of
debt-related costs	2,109	888	2,457
Total interest charges	21,726	10,514	22,369

NET INCOME	532	3,853	15,536
Dividends on preferred stock and other	3,314	5	(58)

INCOME (LOSS) APPLICABLE TO COMMON STOCK
COMMON STOCK	$ (2,782)	$ 3,848	$ 15,594

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
		Predecessor
	Three	Three	Six
	Months Ended	Months Ended	Months Ended
	June 30, 2000	March 31, 2000	June 30, 1999
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 139,920	$ 102,091	$ 235,599
Purchased power and fuel costs paid	(69,107)	(63,613)	(125,301)
Cash paid for payroll and to other suppliers	(24,686)	(24,234)	(51,345)
Interest paid, net of amounts capitalized	(8,954)	(14,690)	(16,507)
Income taxes (paid) refunded	(801)	5,500	3,391
Other taxes paid	(6,083)	(17,089)	(22,886)
Other operating cash receipts and payments, net	(200)	147	(7)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	30,089	(11,888)	22,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Merger costs, net of cash acquired	(604,968)	-	-
Additions to utility plant	(10,588)	(9,200)	(21,327)
Withdrawals from escrow account	-	-	1,902
Proceeds from other investments	702	-	100

NET CASH USED IN INVESTING ACTIVITIES	(614,854)	(9,200)	(19,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	(1,826)	(3,926)	(7,817)
Borrowings from (repayments to) revolving credit facilities - net	(13,000)	21,000	(43,500)
Issuances:
TNP senior subordinated notes	275,000	-	-
TNP term loan	160,000	-	-
TNMP senior notes, net of discount	-	-	174,164
TNMP backstop facility	203,000	-	-
TNP preferred stock, net of discount	99,000	-	-
TNP common stock	100,000	1,202	3,956
Financing costs	(21,596)	-	(1,577)
Redemptions:
TNMP secured debentures	(112,776)	-	(130,000)
TNMP first mortgage bonds	(90,506)	-	-
TNP term loan	(400)	-	-
TNMP preferred stock, net of gain	-	(117)	(1,100)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	596,896	18,159	(5,874)

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,131	(2,929)	(2,255)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	14,456	12,216
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12,131	$ 11,527	$ 9,961

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income	$ 532	$ 3,853	$ 15,536
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	12,975	10,230	19,487
Charge for recovery of stranded plant	3,396	1,629	5,653
Purchased power settlement adjustment	-	(2,425)	-
Amortization of debt-related costs and other deferred charges	2,129	957	2,370
Allowance for funds used during construction	(96)	(82)	(382)
Deferred income taxes	551	2,541	(1,896)
Investment tax credits	(400)	(401)	3,599
Deferred purchased power and fuel costs	(7,280)	(2,535)	(4,830)

Cash flows impacted by changes in current assets and liabilities:
Accounts payable	11,481	(2,740)	(1,862)
Accrued interest	10,787	(4,990)	3,648
Accrued taxes	4,304	(3,825)	856
Reserve for customer refund	639	838	(10,725)
Changes in other current assets and liabilities	(6,511)	(15,320)	(8,921)
Other, net	(2,418)	382	411

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 30,089	$ (11,888)	$ 22,944

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2000	Predecessor
	(Unaudited)	December 31, 1999

ASSETS	(In thousands)

UTILITY PLANT:
Electric plant	$ 645,499	$ 1,288,104
Construction work in progress	4,866	2,501
Total	650,365	1,290,605
Less accumulated depreciation	7,879	382,627
Net utility plant	642,486	907,978

OTHER PROPERTY AND INVESTMENTS, at cost	3,636	4,243

CURRENT ASSETS:
Cash and cash equivalents	12,131	14,456
Accounts receivable	12,675	8,384
Inventories, at lower of average cost or market:
Fuel	1,123	575
Materials and supplies	4,001	3,834
Other current assets	2,177	939
Total current assets	32,107	28,188

LONG-TERM AND OTHER ASSETS:
Goodwill	285,549	-
Recoverable stranded costs	281,074	19,256
Deferred purchased power and fuel costs	31,612	21,797
Deferred charges	28,912	19,737
Total long-term and other assets	627,147	60,790
	$ 1,305,376	$ 1,001,199

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common shareholders' equity:
Common stock, no par value per share - Authorized
1,000,000 and 50,000,000 shares, issued 100 and
13,416,556 shares	$ 100,000	$ 196,685
Other paid-in-capital	(3,245)	-
Retained earnings (accumulated deficit)	(2,782)	130,425
Total common shareholders' equity	93,973	327,110
Redeemable cumulative preferred stock	98,269	1,664
Long-term debt, less current maturities	634,509	340,244
Total capitalization	826,751	669,018

CURRENT LIABILITIES:
Current maturities of long-term debt	248,094	100,000
Accounts payable	29,041	20,300
Accrued interest	14,217	8,420
Accrued taxes	13,297	12,818
Customers' deposits	4,214	3,786
Accumulated deferred income taxes	10,315	7,543
Reserve for customer refund	2,159	682
Other current liabilities	13,665	29,720
Total current liabilities	335,002	183,269

LONG-TERM AND OTHER LIABILITIES:
Regulatory tax liabilities	6,460	6,633
Accumulated deferred income taxes	97,728	97,196
Accumulated deferred investment tax credits	23,177	23,978
Deferred credits	16,258	21,105
Total long-term and other liabilities	143,623	148,912

COMMITMENTS AND CONTINGENCIES (Note 6)	$ 1,305,376	$ 1,001,199

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended
			June 30,
	2000	1999	2000	1999
	(In thousands)		(In thousands)

OPERATING REVENUES	$ 155,918	$ 144,014	$ 280,430	$ 262,125

OPERATING EXPENSES:
Purchased power and fuel	81,314	66,982	140,864	124,354
Other operating and maintenance	24,093	26,321	47,699	49,344
Depreciation of utility plant	10,281	9,513	20,512	19,487
Charge for recovery of stranded plant	3,396	1,903	5,025	5,653
Taxes other than income taxes	8,907	8,172	16,729	16,052
Income taxes	5,787	7,540	9,414	8,584
Total operating expenses	133,778	120,431	240,243	223,474

NET OPERATING INCOME	22,140	23,583	40,187	38,651

OTHER INCOME:
Other income and deductions, net	198	1,026	528	1,100
Income taxes	(76)	90	(207)	232
Other income, net of taxes	122	1,116	321	1,332

INCOME BEFORE INTEREST CHARGES	22,262	24,699	40,508	39,983

INTEREST CHARGES:
Interest on long-term debt	9,333	9,462	18,927	19,516
Other interest and amortization of
debt-related costs	1,726	1,041	2,615	2,457
Total interest charges	11,059	10,503	21,542	21,973

NET INCOME	11,203	14,196	18,966	18,010
Dividends on preferred stock and other
other	18	(94)	23	(58)

INCOME APPLICABLE TO COMMON STOCK	$ 11,185	$ 14,290	$ 18,943	$ 18,068

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2000	1999
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 241,932	$ 233,573
Purchased power and fuel costs paid	(132,720)	(125,301)
Cash paid for payroll and to other suppliers	(41,074)	(41,398)
Interest paid, net of amounts capitalized	(20,668)	(16,166)
Income taxes (paid) refunded	(50)	3,391
Other taxes paid	(22,731)	(22,409)
Other operating cash receipts and payments, net	(319)	(36)

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,370	31,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(19,778)	(21,050)
Withdrawal from escrow account	-	1,902
Proceeds from other investments	102	-

CASH FLOWS USED IN INVESTING ACTIVITIES	(19,676)	(19,148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	(7,536)	(61)
Borrowings from (repayments to) revolving credit facilities - net	8,000	(54,000)
Issuances:
Senior notes, net of discount	-	174,164
Backstop facility	203,000	-
Deferred expenses associated with financings	(3,048)	(1,577)
Redemptions:
Secured debentures	(112,776)	(130,000)
First mortgage bonds	(90,506)	-
Preferred stock, net of gain	(117)	(1,100)

NET CASH USED IN FINANCING ACTIVITIES	(2,983)	(12,574)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,711	(68)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,002	7,977
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 5,713	$ 7,909

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$ 18,966	$ 18,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of utility plant	20,512	19,487
Charge for recovery of stranded plant	5,025	5,653
Purchased power settlement adjustment	(2,425)	-
Amortization of debt-related costs and other deferred charges	2,703	3,756
Allowance for funds used during construction	(178)	(382)
Deferred income taxes	5,494	(317)
Investment tax credits	(801)	3,543
Deferred purchased power and fuel costs	(9,815)	(4,830)

Cash flows impacted by changes in current assets and liabilities:
Accounts payable	8,789	(1,258)
Accrued interest	(1,543)	3,593
Accrued taxes	(425)	2,707
Reserve for customer refund	1,477	(10,725)
Changes in other current assets and liabilities	(21,882)	(4,822)
Other, net	(1,527)	(2,761)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 24,370	$ 31,654

The accompanying notes are an integral part of these consolidated financial statements.
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED BALANCE SHEETS

	June 30, 2000	December 31,
	(Unaudited)	1999
	(In thousands)
ASSETS

UTILITY PLANT:
Electric plant	$ 1,302,234	$ 1,288,080
Construction work in progress	4,866	2,501
Total	1,307,100	1,290,581
Less accumulated depreciation	399,054	382,627
Net utility plant	908,046	907,954

OTHER PROPERTY AND INVESTMENTS, at cost	206	213

CURRENT ASSETS:
Cash and cash equivalents	5,713	4,002
Accounts receivable	10,689	6,347
Inventories, at lower of average cost or market:
Fuel	1,123	575
Materials and supplies	4,001	3,834
Other current assets	1,825	660
Total current assets	23,351	15,418

LONG-TERM AND OTHER ASSETS:
Recoverable stranded costs	15,481	19,256
Deferred purchased power and fuel costs	31,612	21,797
Deferred charges	17,645	19,757
Total long-term and other assets	64,738	60,810
	$ 996,341	$ 984,395
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common shareholder's equity:
Common stock, $10 par value per share
Authorized 12,000,000 shares; issued 10,705 shares	$ 107	$ 107
Other paid-in-capital	222,149	222,149
Retained earnings	101,746	90,302
Total common shareholder's equity	324,002	312,558
Redeemable cumulative preferred stock	1,534	1,664
Long-term debt, less current maturities	201,509	340,244
Total capitalization	527,045	654,466

CURRENT LIABILITIES:
Current maturities of long-term debt	246,494	100,000
Accounts payable	28,863	20,074
Accrued interest	6,845	8,388
Accrued taxes	13,764	14,189
Customers' deposits	4,214	3,786
Accumulated deferred income taxes	11,166	8,434
Reserve for customer refund	2,159	682
Other current liabilities	11,927	28,015
Total current liabilities	325,432	183,568

LONG-TERM AND OTHER LIABILITIES:
Regulatory tax liabilities	6,460	6,633
Accumulated deferred income taxes	98,100	95,165
Accumulated deferred investment tax credits	23,177	23,978
Deferred credits	16,127	20,585
Total long-term and other liabilities	143,864	146,361

COMMITMENTS AND CONTINGENCIES (Note 6)
	$ 996,341	$ 984,395

The accompanying notes are an integral part of these consolidated financial statements.

TNP Enterprises Inc. and Subsidiaries (TNP)

Texas-New Mexico Power Company and Subsidiaries (TNMP)

Notes to Consolidated Financial Statements

Note 1. Interim Financial Statements

     The interim consolidated financial statements of TNP and subsidiaries, and TNMP and subsidiaries, are unaudited, and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNP's and TNMP's 1999 Combined Annual Report on Form 10-K.

     Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholders' equity.

Note 2. Acquisition and Basis of Accounting

     On April 7, 2000, pursuant to an Agreement and Plan of Merger dated May 24, 1999, between TNP, ST Acquisition Corp. (ST Corp.) and SW Acquisition, L.P. (SW Acquisition), the parent of ST Corp., ST Corp. merged with and into TNP, the parent of TNMP (the Merger). TNP is the surviving corporation in the Merger. SW Acquisition now holds all outstanding common stock of TNP. Upon closing, each outstanding share of TNP's common stock that was outstanding at the effective time of the merger was automatically converted into the right to receive $44.00 in cash. Prior to the merger, TNP common stock was traded on the New York Stock Exchange. As a result of the Merger, TNP is no longer publicly held.

     SW Acquisition and ST Corp. funded the merger using a combination of debt and equity financing. SW Acquisition contributed $100 million in equity funding to ST Corp. ST Corp. secured financing for the merger through sales of debt and equity securities as discussed in Note 4.

     The Merger was accounted for under the purchase method of accounting, as prescribed in Accounting Principles Board Opinion No. 16, "Business Combinations" (APB 16). Accordingly, TNP allocated the purchase price of approximately $591.6 million to the acquired assets and assumed liabilities based on their fair values and recorded the unallocated amount of approximately $288.2 million as goodwill. For convenience, purchase accounting has been applied as of April 1, 2000. The consolidated financial statements of TNP for the periods ended before April 1, 2000 were prepared using TNP's historical basis of accounting and are designated as "predecessor." Predecessor TNP's Consolidated Statement of Income (loss) for the three months ended March 31, 2000 includes a net-of-tax charge of approximately $3.4 million for pre-merger severance and retirement benefits recorded between April 1, 2000 and April 7, 2000. The comparability of the financial position and operating results of the predecessor and the periods subsequent to the merger are affected by the purchase accounting adjustments including the revaluation of TNP One (discussed hereinafter) and amortization of goodwill over a period of twenty-five years.

     If the Merger had occurred at the beginning of the six-month periods ended June 30, 2000 and 1999, the pro forma loss applicable to common stock would have been approximately $13.4 million and $11.4 million, respectively. However, these results are not necessarily indicative of the results which would have been obtained had the Merger actually taken place on the dates indicated.

     Amounts shown in the consolidated financial statements of TNMP continue to present the financial position and results of operations based on historical cost.

     The assets of TNP, with the exception of TNP One, its sole generating plant, are accounted for under the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." Based on the regulated nature of the business in which these assets are employed, the historical cost of these assets is equal to their fair value.

     As discussed in TNP's 1999 Annual Report on Form 10-K, TNP One is no longer accounted for under the provisions of SFAS 71. TNP, with the assistance of an independent third party, has preliminarily estimated the fair value of TNP One to be approximately $166.3 million. The difference between the fair value of TNP One and its carrying amount is recoverable from TNMP's transmission and distribution customers under the provisions of the Texas Senate Bill 7, which established retail competition for generation operations. Accordingly, TNP has recorded a regulatory asset for recoverable stranded costs associated with TNP One of approximately $265.6 million.

     The estimate of TNP One's fair value is dependent on a number of assumptions, including the future price of energy, and the future supply and demand for electricity. The amounts discussed above are the result of the initial assessment of the fair values of TNP's assets and liabilities. The process of determining the fair values of TNP's assets and liabilities continues, and the final results will not be completed until certain information about pre-acquisition contingencies is fully assessed. The most significant items to be finalized include the appropriate value to assign to TNP One and the appropriate amount of regulatory assets to record for stranded cost recovery allowed under Texas Senate Bill 7.

Note 3.     Regulatory Matters

     During 1999, legislation was passed in both Texas and New Mexico that establishes retail competition for generation operations. Retail competition is scheduled to begin in both New Mexico and Texas on January 1, 2002. The legislation in both states contains provisions that affect TNMP's operations, as discussed below.

Texas

     Excess Earnings. As discussed in TNMP's 1999 Annual Report on Form 10-K, TNMP has operated since 1998 with an earnings cap that provided for excess earnings to be used, in part, to recover stranded costs. During 1998, TNMP's Transition Plan directed the method for sharing of excess earnings. In 1999, legislation was passed in Texas, which also provides for stranded cost recovery through use of earnings in excess of an allowed rate of return.

     1998 Excess Earnings. In its original 1998 earnings report filing, TNMP reported that it had not earned in excess of the 11.25% return on equity established in the Transition Plan. On May 3, 2000, the Public Utility Commission of Texas (PUCT) issued a final order resolving two issues raised by the PUCT's Office of Regulatory Affairs on August 16, 1999. The PUCT held in favor of TNMP that the effects of a 1999 refinancing should not be retroactively applied to 1998, but should be applied starting with the 1999 earnings report. However, the PUCT ordered TNMP to defer a $4.8 million purchased power dispute payment it made in 1998, and to amortize it over a four-year period, beginning in 1998 and ending in 2001. Accordingly, in March 2000 TNMP recorded a regulatory asset of $2.4 million, the unamortized balance of the $4.8 million payment and a corresponding reduction to purchased power expense.

     Based on the adjustment discussed above, TNMP earned $1.2 million more than the earnings cap for 1998. In accordance with the Transition Plan, the excess earnings will be shared equally between customer refunds and stranded cost recovery.

     1999 Excess Earnings.     On March 30, 2000, TNMP filed its Annual Report pursuant to Section 39.257 of the Public Utility Regulatory Act. The Annual Report details TNMP's calculation of excess earnings under the provisions of the legislation passed in 1999. The Annual Report showed that TNMP earned $22.0 million in excess of the 10.53% return on rate base established in the legislation. That amount is $1.4 million lower than the $23.4 million TNMP had accrued for excess earnings as of December 31, 1999. The difference is attributable to the amortization of the 1998 purchased power settlement described above.

     2000 Excess Earnings.     TNMP has recorded estimated excess earnings of $3.6 million and $5.6 million for the three and six months ended June 30, 2000, respectively.

     Unbundled Cost of Service Filing.     The legislation required TNMP to file a rate case that will set rates for the transmission and distribution company that will provide regulated services once competition begins in 2002. On March 31, 2000, TNMP filed its Unbundled Cost of Service Filing (UCOS) with the PUCT. The filing proposes tariffs under which Retail Electric Providers (REPs) will be able to purchase transmission and distribution services after December 31, 2001, in TNMP's service area. The tariffs are based upon a projected cost of service of $150.3 million. The cost of service includes TNMP's projected reasonable and necessary expenses, and return on its transmission and distribution rate base at a 9.11% weighted average cost of capital.

     The filing also includes a proposed Competition Transition Charge (CTC), as required by the legislation. The CTC is designed to recover stranded costs related to TNMP's generation assets and purchased power contracts, as determined by a PUCT-established model. In its filing, TNMP calculated Economic Cost over Market (ECOM) in the amount of $194.4 million would remain at January 1, 2002. In addition, TNMP expects the PUCT to address certain issues related to its January 2000 Business Separation Plan filing in the UCOS.

     Fuel Reconciliation.     At June 30, 2000, TNMP had an under-recovered balance of fuel and the energy-related portion of purchased power costs of $31.6 million. PUCT rules require TNMP to reconcile its fuel and energy-related purchased power costs at least every three years. On June 5, 2000, TNMP filed applications with the PUCT seeking approval to 1) increase its fuel factor to recover projected fuel and energy-related purchased power costs and 2) implement an interim surcharge effective September 1, 2000 to recover under-recovered fuel and energy-related purchased power costs of $24.7 million as of March 31, 2000, including $1.0 million of interest on the under-recovered balance through December 31, 2001. The interim surcharge would be effective through December 31, 2001, the end of the surcharge period.

     On June 30, 2000, TNMP also filed an application with the PUCT seeking to reconcile its eligible fuel and energy-related purchased power expenses for the three-year period ended December 31, 1999. Management believes the ultimate outcome of this fuel reconciliation will not have a material adverse effect on TNP's or TNMP's consolidated financial position.

     As the result of a July 2000 hearing, TNMP implemented a new fuel factor that is approximately 20 percent higher than its previous factor. In September 2000, TNMP will implement an interim surcharge to begin collecting its under-recovered fuel and energy-related purchased power costs.

     New Mexico

     1999 Rate Case.     TNMP and the NMPRC Staff reached a settlement in this case, which was filed in June 1999, and have submitted the settlement to the NMPRC for approval. The settlement calls for a decrease in TNMP's base rates of $1.8 million, or 6%, effective October 1, 1999. TNMP has reserved $1.3 million related to the base rate reductions through June 30, 2000. TNMP expects the NMPRC to act on the proposed settlement during the third quarter of 2000.

     Restructuring.     The New Mexico Legislature opened the state's electric power market to consumer choice with the passage of the Electric Utility Industry Restructuring Act of 1999 (the Act) in April 1999. The Act guarantees recovery of at least 50 percent of a utility's stranded costs over a five-year period, and originally provided for the phase-in of retail choice beginning January 1, 2001. On May 17, 2000, the NMPRC delayed the date for retail electric competition for residential, school, and small commercial customers by one year to January 1, 2002. At the same time the NMPRC moved the date for open access for large commercial and industrial customers back six months, from January 1, 2002 to July 1, 2002.

     During the second quarter of 2000, TNMP revised its reserve for stranded costs associated with purchased power contracts, as a result of the NMPRC action to delay the start of competition. The reserve was reduced by $1.2 million, from $2.1 million to $0.9 million.

     The Act also requires utilities to disaggregate their regulated transmission and distribution business activities from their generation operations, which will be subject to competition. TNMP filed its plan for complying with the Act on June 1, 2000. The filing explained TNMP's intention to separate its New Mexico operations into a transmission and distribution affiliate and a competitive power supply affiliate. The filing also contains a timetable for achieving the various tasks necessary to comply with the Act.

Note 4.     Financings

     TNMP

     In connection with the Merger, TNMP entered into a Backstop Credit Facility (Backstop Facility) in the amount of $240 million on April 17, 2000 so that it could repurchase up to $100 million of its 9.25 percent Series U First Mortgage Bonds and up to $140 million of its 10.75 percent Series A Secured Debentures. As required by its first mortgage bond and secured debenture indentures, TNMP was required to offer to repurchase this debt at 101 percent of par value due to the change in control of TNP resulting from the Merger.

     On June 1, 2000, TNMP repurchased approximately $112.8 million of its Series A Secured Debentures and approximately $90.5 million of its Series U First Mortgage bonds at 101 percent of par plus accrued interest. TNMP borrowed $203 million of the approximately $209.6 million needed to repurchase the tendered securities from the Backstop Facility and obtained the remainder from its existing bank facility. Commitments associated with the unused portion of the Backstop Facility terminated on June 1, 2000, and are no longer available to TNMP. The Backstop Facility is secured by a new series of first mortgage bonds and a new series of secured debentures, each in the same amount of the securities that were repurchased pursuant to the tender offer. The Backstop Facility matures in May 2001, and bears interest at a variable rate based on LIBOR. As of July 3, 2000, the interest rate on the Backstop Facility was 7.895 percent.

     TNMP incurred a loss of approximately $1.6 million associated with the retirement of the Series U First Mortgage Bonds and Series A Secured Debentures. In accordance with SFAS 71, TNMP deferred approximately $0.9 million of the loss and will amortize that amount in future periods. Approximately $0.7 million of the loss, associated with the portion of TNMP's business no longer accounted for under regulated accounting principles, was expensed in the second quarter of 2000.

     TNP

     ST Corp. financed the merger through the sale of various debt and equity securities, as discussed below.

     Senior Subordinated Notes.     On April 7, 2000, ST Corp. issued $275 million of 10.25% senior subordinated notes (Notes) due 2010 in a private offering. The Notes pay interest semi-annually, and are unsecured. TNP can redeem up to 35 percent of the Notes at specified prices before April 1, 2003, but cannot otherwise redeem the Notes before April 1, 2005. In July 2000, TNP issued an offer to exchange the privately placed Senior Subordinated Notes for registered Senior Subordinated Notes with terms substantially identical to the old notes except for transfer restrictions, registration rights and liquidated damages.

     Senior Secured Credit Facility. ST Corp. established a senior secured credit facility (Senior Credit Facility) in the amount of $185 million. The Senior Credit Facility consists of a $160 million term loan due 2006 and a $25 million revolving credit facility that expires in 2003. TNP may request that the revolving credit facility be extended to 2006. As of June 30, 2000, the term loan had an outstanding balance of $159.6 million, while no amounts were borrowed under the revolving credit facility. The term loan bears interest at a variable rate that was 9.385 percent as of June 30, 2000.

     The Senior Credit Facility contains a number of financial covenants and includes a number of covenants restricting various transactions. The Senior Credit Facility is secured by a pledge of all TNMP common stock held by TNP.

     Senior Redeemable Preferred Stock.     On April 7, 2000, ST Corp. issued $100 million of senior preferred stock under a bridge preferred stock commitment. In May 2000, TNP replaced the bridge preferred stock with $100 million of senior redeemable preferred stock (Preferred Stock) and 100,000 warrants to purchase limited partnership interests of SW Acquisition, together comprising 100,000 units issued in a private placement. The Preferred Stock pays a dividend of 14.50 percent and must be redeemed by April 1, 2011. Through April 1, 2005, dividends on the Preferred Stock will be paid by issuing additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of the dividends to be paid. After April 1, 2005, TNP has the option to pay dividends in cash or by issuing additional shares of Preferred Stock as previously described.

     Before April 1, 2003, TNP can redeem all, but not less than all, of the Preferred Stock at a specified price, plus accumulated dividends, out of the net proceeds of a TNP common equity offering. Before April 1, 2005, TNP can redeem all, but not less than all, of the Preferred Stock at a specified price, plus accumulated dividends, in the event of a change in control. After April 1, 2005, TNP may redeem any amount of the Preferred Stock at specified prices.

     The warrants issued as part of the units as described above had an aggregate fair market value of approximately $3.8 million at issue. The warrants expire on April 1, 2011.

     The Preferred Stock has been recorded at its fair market value, which was approximately $95.2 million at issue, reflecting the value of the warrants described above and the issuance discount of $1 million. TNP will accrete the Preferred Stock to its redemption value of $100 million, through periodic charges against income applicable to common stock.

     On July 24, 2000, TNP filed a registration statement with the Securities and Exchange Commission which, when effective, will issue an offer to exchange the privately placed preferred stock for registered preferred stock with terms substantially identical to the Preferred stock except for transfer restrictions, registration rights and liquidated damages. TNP filed the registration statement to comply with terms of a registration rights agreement that also would require TNP to pay dividends on the Preferred Stock at a higher rate if the registration statement had not been timely filed, and if it is not declared effective on or before October 22, 2000.

Note 5.     Segment and Related Information

     TNP's principal subsidiary, TNMP, has two reportable segments, Texas and New Mexico. TNMP manages the segments separately to respond to the differing operational and regulatory climates in the two states.

     The following tables present information about profits, losses and assets of TNMP's reportable segments (in thousands). In the tables below, "Total assets" for Texas and New Mexico includes only net utility plant. All other assets are included in All Other and Eliminations.
	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999

Texas
Operating revenues	$ 130,261	$ 122,152	$ 234,710	$ 221,146
Net income	10,367	11,438	17,473	14,633
Total assets at June 30, 2000
and December 31, 1999	823,700	823,565	823,700	823,565

New Mexico
Operating revenues	$ 25,657	$ 21,862	$ 45,720	$ 40,979
Net income	836	2,758	1,493	3,377
Total assets at June 30, 2000
and December 31, 1999	84,346	84,389	84,346	84,389

All Other and Eliminations

Operating revenues	$ -	$ -	$ -	$ -
Net income	-	-	-	-
Total assets at June 30, 2000
and December 31, 1999	88,295	76,441	88,295	76,441

TNMP Consolidated

Operating revenues	$ 155,918	$ 144,014	$ 280,430	$ 262,125
Net income	11,203	14,196	18,966	18,010
Total assets at June 30, 2000
and December 31, 1999	996,341	984,395	996,341	984,395

Note 6.     Commitments and Contingencies

     Legal Actions

     Phillips Petroleum. TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, filed on October 1, 1997 and pending in the 149th State District Court of Brazoria County, Texas. The suit, which is in the discovery stage, is based on events surrounding an interruption of electricity to a petroleum refinery and related facilities that occurred in May 1997. Phillips Petroleum Company is seeking the recovery of damages arising from the interruption and in May 1999 demanded payment in the amount of $47.1 million. TNMP's tariff approved by the PUCT contains limitations against recovery of the great majority of Phillips' alleged damages. The Texas Supreme Court, in another matter, has recently upheld the enforceability of such tariff limitations in litigation of this type; TNMP believes the ruling will operate to substantially limit any recovery by Phillips to the cost of its electrical equipment, in the event that any damages are awarded in this matter. Discovery has not sufficiently progressed to quantify any damages to Phillips' electrical equipment; however, Phillips has previously reported to the SEC that it incurred costs of approximately $2.0 million in this interruption. In May 1999, TNMP filed a Third Party Petition naming Sweeny Cogeneration Limited Partnership, the operator of cogeneration and related facilities at the Phillips refinery, as a defendant. TNMP has previously charged to earnings the deductible amount of its insurance coverage, $500,000.

     Power Resource Group.     TNMP is a defendant in a suit styled Power Resource Group, Inc. v. Public Utility Commission of Texas and Texas-New Mexico Power Company, pending in the 345th District Court of Travis County, Texas. This lawsuit, which was originally filed on May 21, 1999, challenges the PUCT's dismissal of a regulatory case that Power Resource Group, Inc. (PR Group) had filed against TNMP. PR Group is a developer of electric generating plants that are intended to be qualifying cogeneration facilities. This lawsuit and the regulatory case it appeals both stem from discontinued negotiations for power supply. PR Group alleged that TNMP was required to buy power to be generated from an as-yet-unbuilt cogeneration facility. TNMP filed its original answer with the court on June 28, 1999.

     In an amended petition filed January 13, 2000, PR Group asserts a claim of damages of at least $158 million. It bases its claim on the assertion that it was damaged when TNMP refused to execute an agreement after the aforementioned discontinued negotiations, that TNMP profited significantly from PR Group's work, that TNMP is in error when it relies on a PUCT order dismissing PR Group's petition before the PUCT on substantially the same facts, and that TNMP misrepresented that it would enter into a contract with PR Group to purchase energy and capacity at rates equal to or below TNMP's avoided costs. TNMP believes that PR Group's claims are without merit and intends to contest this claim vigorously.

     TNMP is involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on TNMP's and TNP's consolidated financial position or results of operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

     The following discussion should be read in conjunction with the related interim consolidated financial statements and notes.

     The Merger was accounted for under the purchase method of accounting; accordingly, purchase accounting adjustments have been reflected in the financial statements of TNP for all periods subsequent to March 31, 2000. Financial statements for periods prior to that date were prepared using TNP's historical basis of accounting and are designated as "predecessor." For purposes of the discussion of quarterly and year-to-date operating results provided herein, the pre-merger financial information of the predecessor has been combined with the post-merger financial information. The business operations of TNP were not significantly changed as a result of the merger, and post-merger and pre-merger operating results, except as noted in the discussion, are comparable.

Results of Operations

     Overall Results

     TNP

     TNP incurred a loss applicable to common stock of $2.8 million for the quarter ended June 30, 2000 (current quarter) as compared to earnings of $12.5 million for the quarter ended June 30, 1999. TNP's reduced earnings reflect goodwill amortization, interest expense and preferred dividends related to the Merger.

     TNP had earnings applicable to common stock of $1.1 million for the six months ended June 30, 2000 (year-to-date), as compared to $15.6 million for the six months ended June 30, 1999. Income declined for the same reasons cited above for the quarter in addition to one-time charges associated with the Merger.

     TNMP

     TNMP's earnings applicable to common stock were $11.2 million for the quarter ended June 30, 2000, as compared to $14.3 million for the quarter ended June 30, 1999. For the six months ended June 30, TNMP's earnings applicable to common stock were $18.9 million in 2000 as compared to $18.1 million in 1999.

     Under legislation passed in 1999, TNMP's earnings on its Texas operations are capped at a 10.53% return on rate base adjusted for discounted rates to industrial customers, which are expected to be approximately $2.7 million in 2000. TNMP will apply Texas earnings in excess of the cap to recover its stranded costs. TNMP recorded pre-tax excess earnings of $3.6 million ($2.2 million after tax) and $5.6 million ($3.5 million after tax) for the three and six months ended June 30, 2000. Those amounts included an adjustment to the excess earnings recorded in 1998 and 1999 due to the resolution of a purchased power dispute discussed in Note 3 - 1998 Excess Earnings.

     The changes in TNP's and TNMP's earnings for the quarter and the year-to-date are attributable to the factors listed below (in millions):
	Three Months	Six Months
	Ended	Ended
	June 30, 2000	June 30, 2000

Factors affecting TNMP:
Changes in base revenues	$ 1.9	$ 3.4
Non-pass through purchased power and fuel expenses	(4.3)	(1.6)
Transmission expenses	2.8	4.0
Other operating expenses	(0.6)	(2.3)
Charge for recovery of stranded plant	(1.5)	0.6
All other (including income tax effects on the items above)	(1.4)	(3.3)
TNMP earnings increase (decrease)	(3.1)	0.8

Factors affecting TNP:

Other operating expenses	0.7	(4.3)
Depreciation and amortization	(2.7)	(2.7)
Interest	(10.4)	(10.3)
Dividends on preferred stock	(3.3)	(3.3)
All other (including income tax effects on the items above)	3.5	5.3
TNP earnings decrease	(12.2)	(15.3)
Consolidated earnings decrease	$ (15.3)	$ (14.5)

TNMP Operating Revenues

     The components of TNMP's base revenues are summarized in the following tables (in thousands).
		Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2000	1999	(Decrease)	2000	1999	(Decrease)

Operating revenues	$ 155,918	$ 144,014	$ 11,904	$ 280,430	$ 262,125	$ 18,305
Pass-through expenses	60,175	50,154	10,021	108,070	93,187	14,883
Base revenues	$ 95,743	$ 93,860	$ 1,883	$ 172,360	$ 168,938	$ 3,422

     Pass-through expenses in Texas include fuel and the energy-related portion of purchased power. In New Mexico, pass-through expenses include all purchased power costs. Details of pass-through expenses are discussed under "Results of Operations -- Operating Expenses."

     The following table summarizes the components of the changes in base revenues for the three and six months ended June 30, 2000 compared to the same period in 1999 (in thousands).
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2000 v. 1999	2000 v. 1999
Base revenues
Weather related	$ 6,568	$ 8,439
Customer growth	906	1,788
Price/sales mix (includes base rate reductions)	(4,798)	(7,216)
Transmission revenue	893	2,235
Industrial sales	(2,012)	(2,235)
Other	326	411
Base revenues increase	$ 1,883	$ 3,422

     Current quarter base revenues increased $1.9 million, or 2.0%, compared to the corresponding 1999 period. The increase resulted from higher weather-related sales in the residential and commercial classes, higher transmission revenues, and growth in the number of residential and commercial customers. These increases were offset in part by a rate reduction in Texas pursuant to the Transition Plan and reduced sales to industrial customers.

     Transmission revenues increased due to a change in the method of allocating Texas transmission costs that the PUCT approved as of September 1, 1999. The PUCT adopted the new method to comply with the restructuring legislation passed in 1999.

     Effective January 1, 2000, TNMP implemented base rate reductions of 3% and 1% for residential and commercial customers, respectively, under the terms of a Declaratory Order issued by the PUCT on December 6, 1999. Similar rate reductions will take effect January 1, 2001.

     Year-to-date base revenues increased $3.4 million, or 2.0% from the same period in 1999. The same factors discussed above for the current quarter affected year-to-date base revenues.

     The following table summarizes the components of gigawatt-hour (GWH) sales.
		Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2000	1999	(Decrease)	2000	1999	(Decrease)
GWH sales:
Residential	588	549	39	1,090	1,041	49
Commercial	516	472	44	950	874	76
Industrial:
Firm	152	132	20	282	244	38
Economy	1,008	1,153	(145)	2,031	2,197	(166)
Power marketing	32	27	5	100	48	52
Other	25	26	(1)	48	53	(5)

Total GWH sales	2,321	2,359	(38)	4,501	4,457	44

     Current quarter sales decreased 38 GWHs (or 2%) as compared to the corresponding quarter of 1999. The current quarter decrease resulted primarily from reduced sales to a significant industrial customer under an economy sales arrangement. This was partially offset by higher weather-related sales to commercial and residential customers and growth in the number of commercial and residential customers. Year-to-date sales increased 44 GWHs (or 1%) as compared to the corresponding 1999 period. Higher off-system sales combined with the factors noted for the quarter accounted for the increase.

     Operating Expenses

     Factors Affecting TNMP

     TNMP incurred operating expenses of $133.8 million in the quarter ended June 30, 2000, an increase of $13.4 million over the amount incurred during the corresponding period of 1999. The increase reflects higher costs for purchased power and fuel, and increased charges for the recovery of stranded plant partially offset by lower transmission expenses. For the six months ended June 30, 2000, TNMP incurred operating expenses of $240.2 million, an increase of $16.7 million over 1999 levels. The year-to-date increase reflects higher costs for purchased power, fuel, and other operating expenses partially offset by lower transmission expenses.

     Purchased Power and Fuel Expenses

     The following table summarizes the components of TNMP's purchased power and fuel expenses (in thousands).
		Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2000	1999	(Decrease)	2000	1999	(Decrease)
Purchased power and fuel expenses:
Pass through expenses:
Purchased power	$ 50,772	$ 41,942	$ 8,830	$ 90,183	$ 78,013	$ 12,170
Fuel	9,403	8,212	1,191	17,887	15,174	2,713
	60,175	50,154	10,021	108,070	93,187	14,883

Non-pass through expenses:
Texas purchased power	20,750	16,437	4,313	31,965	30,529	1,436
Fuel	389	391	(2)	829	638	191
	21,139	16,828	4,311	32,794	31,167	1,627
Total purchased power and fuel	$ 81,314	$ 66,982	$ 14,332	$ 140,864	$124,354	$ 16,510

     In the second quarter of 2000, purchased power and fuel expenses increased $14.3 million from the level incurred during the second quarter of 1999. Pass-through expenses increased $10.0 million, reflecting increased purchases caused by higher sales overall and price increases in New Mexico. Non pass-through expenses increased $4.3 million due to higher costs incurred on sales to an industrial customer under a replacement power contract.

     For the six months ended June 30, 2000, purchased power and fuel expenses increased $16.5 million from the level incurred during the same period of 1999. Pass-through expenses increased $14.9 million for the reasons cited above for the quarter. Non pass-through expenses increased $1.6 million due to higher costs incurred on sales to an industrial customer under a replacement power contract, partially offset by the deferral of a $2.4 million payment made in 1998 to resolve a billing dispute as described in Note 3 - 1998 Excess Earnings.

     Transmission Expenses

          Transmission expenses decreased by $2.8 million and $4.0 million for the three and six months ended June 30, 2000, respectively, compared to the corresponding periods in 1999, due to the change in cost allocation described in "Operating Revenues," above.

     Other Operating Expenses

          Other operating expenses were $0.6 million and $2.3 million higher for the current quarter and year-to-date periods, respectively, than in the same periods of 1999. This increase is primarily due to higher payroll costs, an increase in the proportion of total payroll charged to operating expenses, and a payment to the Texas Department of Housing for programs to assist low-income customers.

     Charge for Recovery of Stranded Plant

          Charge for recovery of stranded plant increased $1.5 million in the second quarter of 2000 compared to the same period in 1999. During the second quarter of 2000, TNMP recorded a charge for recovery of stranded plant of $3.4 million. In the second quarter of 1999, TNMP recorded $1.9 million in charges for recovery of stranded plant, including adjustments to reflect the adoption of Texas Senate Bill 7, the 1999 retail competition legislation.

          For the year-to-date, charges for recovery of stranded plant are comparable to amounts recorded in 1999.

     Factors Affecting TNP

     Other Operating Expenses

          Other operating expenses for the current quarter were comparable to 1999. Year-to-date other operating expenses were $4.3 million higher than in the same period of 1999. This increase is primarily due to a one-time charge of approximately $5.6 million for severance and retirement benefits due to the change in control resulting from the Merger.

     Depreciation and Amortization

          Beginning in the second quarter of 2000, TNP began amortizing goodwill associated with the Merger over 25 years. Goodwill amortization was $2.7 million for both the three and six months ended June 30, 2000.

     Interest Expense

          TNP incurred interest expense of $10.7 million in both the three and six months ended June 30, 2000 on the debt issued in connection with the Merger. Those amounts increased by $10.4 and $10.3 million compared to amounts incurred in the three and six months ended June 30, 1999, respectively.

     Dividends on Preferred Stock

          As discussed in Note 4, TNP issued preferred stock under a bridge commitment, and subsequently replaced the bridge preferred stock with senior redeemable preferred stock, to finance the Merger. Dividends on the preferred stock issues were $3.3 million in both the second quarter and year-to-date periods of 2000.

Financial Condition

TNMP Liquidity

          The main sources of liquidity for TNMP are cash flow from operations and borrowings from its credit facility. TNMP's cash flow from operations was $7.3 million lower for the first six months of 2000 as compared to the same period 1999 due to higher payments for fuel and purchased power costs, payments of interest on debt repurchases related to the Merger, and funding to TNP under a tax sharing agreement between TNP and TNMP. Lower cash flows from the factors above were partially offset by higher receipts from customers.

          As discussed in Note 4, TNMP repurchased approximately $112.8 million of its Series A Secured Debentures and approximately $90.5 million of its Series U First Mortgage bonds during the second quarter of 2000, using funds from the Backstop Facility and an existing bank facility. TNMP intends to establish a new credit facility that will enable it to refinance the amounts outstanding on the secured debentures, first mortgage bonds, Backstop Facility, and existing bank facility. At June 30, 2000, the amount outstanding on those obligations was approximately $273.7 million, of which approximately $246.5 million is due within one year. TNMP expects to close the new credit facility by the end of 2000.

          TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and periodic borrowings under the planned credit facility described above should be sufficient to meet working capital requirements at least through 2001.

TNP Liquidity

          TNP's main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of TNMP and the distribution of those earnings in the form of cash dividends, as well as tax payments from TNMP due under a tax sharing agreement between TNP and TNMP. TNP has a $25 million revolving credit facility that will be used to provide working capital and meet other requirements. The revolving credit facility was put in place at the time of the Merger. As of June 30, 2000, TNP had no borrowings against the revolving credit facility, and the entire $25 million was available to TNP.

          Cash dividends from TNMP to TNP are limited by restrictions included in TNMP's debt indentures and bank agreements. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP's ability to pay cash dividends to TNP. During the second quarter of 2000, TNMP paid a dividend of $7.5 million to TNP.

          During the first six months of 2000, TNP's cash flow from operations was $4.7 million lower than in the first six months of 1999 due to TNMP's lower cash flow from operations as discussed above, offset by reduced expenditures for non-regulated activities and tax payments from TNMP under the tax sharing agreement described above.

          Management believes that dividends from TNMP, payments from TNMP under the tax sharing agreement, and periodic borrowings under its revolving credit facility should be sufficient to meet TNP's working capital requirements at least through 2001.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           See Note 6 for information regarding material legal proceedings.

Item 6.   Exhibits and Reports on Form 8-K.

(a)     Exhibits

          The following exhibits are filed with this report:

          27(a)     Financial Data Schedule for TNP.

          27(b)     Financial Data Schedule for TNMP.

(b)     Reports on Form 8-K: None.

Statement Regarding Forward Looking Information

     The discussions in this document that are not historical facts, including, but not limited to, the continued application of regulatory accounting principles, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: our ability to adapt to open market competition enacted by our legislators and regulators; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP's and TNMP's businesses; insurance coverage available for claims made in litigation; the effect of a Texas Supreme Court decision on the limitations of any actual damages awarded in currently ongoing litigation; future acquisitions or strategic partnerships; general business and economic conditions, and price fluctuations in the electric power market; and other factors described from time to time in TNP's and TNMP's reports filed with the Securities and Exchange Commission. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
(Registrant)	TNP ENTERPRISES, INC.

Date: August 11, 2000	By \s\ THEODORE A. BABCOCK
Theodore A. Babcock
Chief Financial Officer

TEXAS-NEW MEXICO POWER COMPANY

Date: August 11, 2000	By \s\ MANJIT S. CHEEMA
Manjit S. Cheema
Senior Vice President and Chief Financial Officer

Date: August 11, 2000	By \s\ SCOTT FORBES
Scott Forbes
Chief Accounting Officer