Form 10-Q
period 2002-09-30
TEXAS NEW MEXICO POWER CO; TNP ENTERPRISES INC
filed 2002-11-07
CIK 22767, 741612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number: 1-8847

TNP ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Texas	75-1907501
(State of incorporation)	(I.R.S. employer identification number)

4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113
(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code 817-731-0099

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

TNP Enterprises, Inc. has no publicly traded shares of common stock outstanding.

Commission File Number: 2-97230

TEXAS-NEW MEXICO POWER COMPANY
(Exact name of registrant as specified in its charter)

Texas	75-0204070
(State of incorporation)	(I.R.S. employer identification number)

4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113
(Address and zip code of principal executive offices)

Registrant’s telephone number, including area code 817-731-0099

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

TNP Enterprises, Inc. holds all 10,705 outstanding common shares of Texas-New Mexico Power Company.

TNP Enterprises, Inc. And Subsidiaries
Texas New-Mexico Power Company and Subsidiaries
Combined Quarterly Report on Form 10-Q for the period ended September 30, 2002

This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
OPERATING REVENUES	$229,161	$186,309	$523,202	$515,998

OPERATING EXPENSES:
Purchased power and fuel	108,642	98,472	250,495	293,783
Other operating and maintenance	51,676	28,310	122,730	80,856
Depreciation and amortization	6,857	13,540	20,904	40,468
Charge for recovery of stranded plant	—	(2,188)	(733)	3,581
Taxes other than income taxes	9,245	10,296	25,051	27,337

Total operating expenses	176,420	148,430	418,447	446,025

OPERATING INCOME	52,741	37,879	104,755	69,973
Other income and deductions, net	19	242	306	1,302

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES	52,760	38,121	105,061	71,275

INTEREST CHARGES:
Interest on long-term debt	13,589	15,370	41,033	49,936
Other interest and amortization of debt-related costs	1,918	1,434	4,520	3,716

Total interest charges	15,507	16,804	45,553	53,652

INCOME BEFORE INCOME TAXES	37,253	21,317	59,508	17,623
Income taxes	13,922	8,823	21,792	8,157

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	23,331	12,494	37,716	9,466
Cumulative effect of change in accounting for major maintenance costs, net of taxes (Note 3)	—	—	—	(1,170)

NET INCOME	23,331	12,494	37,716	8,296
Dividends on preferred stock and other	4,808	4,195	14,108	12,308

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$18,523	$8,299	$23,608	$(4,012)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$395,229	$552,548
Purchased power and fuel costs paid	(240,935)	(293,522)
Cash paid for payroll and to other suppliers	(95,864)	(70,897)
Interest paid, net of amounts capitalized	(37,991)	(45,862)
Income taxes paid	(3,848)	(4,402)
Other taxes paid	(27,118)	(27,296)
Other operating cash receipts and payments, net	(106)	92

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,633)	110,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(25,495)	(26,719)
Other investing activities	—	(912)

NET CASH USED IN INVESTING ACTIVITIES	(25,495)	(27,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from (repayments to) revolving credit facilities—net
TNMP/FCP $325 million facility	56,000	(72,000)
Other	(5,839)	—
Financing costs	(570)	(109)
Redemptions:
TNP term loan	(1,200)	(1,200)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	48,391	(73,309)

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,263	9,721
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,145	8,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,408	$17,831

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$37,716	$8,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	—	1,170
Depreciation and amortization	20,904	40,468
Charge for recovery of stranded plant	(733)	3,581
Amortization of debt-related costs and other deferred charges	3,738	3,131
Allowance for funds used during construction	(309)	(197)
Deferred income taxes	13,827	(6,657)
Investment tax credits	(2,352)	(374)
Deferred purchased power and fuel costs	11,756	39,201
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(116,795)	11,795
Accounts payable	22,249	(3,007)
Accrued interest	3,336	4,800
Accrued taxes	4,624	12,280
Changes in other current assets and liabilities	(9,328)	708
Other, net	734	(4,534)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(10,633)	$110,661

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,408	$14,145
Accounts receivable, net	126,332	9,537
Materials and supplies, at lower of cost or market	1,042	1,109
Deferred purchased power and fuel costs	1,704	1,852
Accumulated deferred income taxes	189	1,622
Assets held for sale	118,610	103,500
Other current assets	1,588	651

Total current assets	275,873	132,416

UTILITY PLANT:
Electric plant	558,469	538,025
Construction work in progress	8,422	3,147

Total	566,891	541,172
Less accumulated depreciation	67,725	46,821

Net utility plant	499,166	494,351

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	3,763	3,763
Goodwill	270,256	270,256
Recoverable stranded costs	298,250	311,944
Deferred charges	47,927	51,827

Total long-term and other assets	620,196	637,790

	$1,395,235	$1,264,557

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,600	$1,600
Accounts payable	55,850	33,601
Accrued interest	17,175	13,839
Accrued taxes	28,625	24,001
Customers' deposits	6,060	5,780
Other current liabilities	8,940	23,518

Total current liabilities	118,250	102,339

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	22,273	10,665
Accumulated deferred income taxes	125,541	113,748
Accumulated deferred investment tax credits	19,622	20,792
Deferred credits	37,956	38,000

Total long-term and other liabilities	205,392	183,205

LONG-TERM DEBT, LESS CURRENT MATURITIES	833,874	779,011

REDEEMABLE CUMULATIVE PREFERRED STOCK	135,299	121,191

COMMON SHAREHOLDERS' EQUITY:
Common shareholders’ equity:
Common stock—no par value per share. Authorized 1,000,000 shares; issued 100 shares	100,000	100,000
Retained earnings (deficit)	2,420	(21,189)

Total common shareholders’ equity	102,420	78,811

COMMITMENTS AND CONTINGENCIES (Note 7)

	$1,395,235	$1,264,557

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
OPERATING REVENUES	$86,367	$185,834	$240,513	$515,523

OPERATING EXPENSES:
Purchased power and fuel	26,588	98,104	83,093	293,414
Other operating and maintenance	20,402	25,653	57,233	73,970
Depreciation of utility plant	6,795	10,609	20,725	31,691
Charge for recovery of stranded plant	—	(2,188)	(733)	3,581
Taxes other than income taxes	7,019	10,206	19,749	26,969

Total operating expenses	60,804	142,384	180,067	429,625

OPERATING INCOME	25,563	43,450	60,446	85,898
Other income and deductions, net	60	209	315	1,145

INCOME BEFORE INTEREST CHARGES AND INCOME TAXES	25,623	43,659	60,761	87,043

INTEREST CHARGES:
Interest on long-term debt	4,579	5,558	13,883	19,482
Other interest and amortization of debt-related costs	946	1,025	2,686	2,476

Total interest charges	5,525	6,583	16,569	21,958

INCOME BEFORE INCOME TAXES	20,098	37,076	44,192	65,085
Income taxes	6,995	13,370	14,930	22,227

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	13,103	23,706	29,262	42,858
Cumulative effect of change in accounting for major maintenance costs, net of taxes (Note 3)	—	—	—	(1,170)

NET INCOME	$13,103	$23,706	$29,262	$41,688

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$194,272	$552,531
Purchased power and fuel costs paid	(102,163)	(293,522)
Cash paid for payroll and to other suppliers	(45,722)	(63,840)
Interest paid, net of amounts capitalized	(17,344)	(22,735)
Income taxes paid	(4,715)	(15,116)
Other taxes paid	(25,370)	(26,921)
Other operating cash receipts and payments, net	(163)	(56)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,205)	130,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(25,028)	(25,918)
Additions to other property	—	(127)

NET CASH USED IN INVESTING ACTIVITIES	(25,028)	(26,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stocks	(18,000)	(19,000)
Borrowings from (repayments to) revolving credit facilities—net $325 million facility	62,000	(76,000)
Borrowings from affiliate	5,900	—
Deferred expenses associated with financings	195	1,923
Capitalization of First Choice Power	(23,000)	—
Other	(5,839)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,256	(93,077)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,977)	11,219
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,634	2,613

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$657	$13,832

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$29,262	$41,688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	—	1,170
Depreciation of utility plant	20,725	31,691
Charge for recovery of stranded plant	(733)	3,581
Amortization of debt-related costs and other deferred charges	1,723	1,881
Allowance for funds used during construction	(309)	(175)
Deferred income taxes	12,094	473
Investment tax credits	(1,170)	(1,191)
Deferred purchased power and fuel costs	11,756	39,201
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(32,710)	12,255
Accounts payable	(19,186)	(3,151)
Accrued interest	(2,986)	(2,527)
Accrued taxes	(6,123)	7,594
Changes in other current assets and liabilities	(15,099)	861
Other, net	1,551	(3,010)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,205)	$130,341

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$657	$5,634
Accounts receivable, net	38,298	5,588
Materials and supplies, at lower of cost or market	1,042	1,109
Deferred purchased power and fuel costs	1,704	1,852
Accumulated deferred income taxes	137	1,570
Assets held for sale	118,610	103,500
Other current assets	993	520

Total current assets	161,441	119,773

UTILITY PLANT:
Electric plant	768,589	757,230
Construction work in progress	8,422	3,147

Total	777,011	760,377
Less accumulated depreciation	280,563	266,728

Net utility plant	496,448	493,649

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	333	334
Recoverable stranded costs	298,250	311,944
Deferred charges	11,743	15,099

Total long-term and other assets	310,326	327,377

	$968,215	$940,799

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,766	$31,952
Accrued interest	2,540	5,526
Accrued taxes	16,090	22,213
Customers' deposits	986	5,776
Other current liabilities	7,568	28,310

Total current liabilities	39,950	93,777

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	22,273	10,665
Accumulated deferred income taxes	136,131	124,889
Accumulated deferred investment tax credits	19,622	20,792
Deferred credits	10,704	10,854

Total long-term and other liabilities	188,730	167,200

LONG-TERM DEBT, LESS CURRENT MATURITIES	410,374	342,411

COMMON SHAREHOLDER'S EQUITY:
Common stock, $10 par value per share Authorized 12,000,000 shares; issued 10,705 shares	107	107
Capital in excess of par value	197,637	222,149
Retained earnings	131,947	115,685
Accumulated other comprehensive loss	(530)	(530)

Total common shareholder's equity	329,161	337,411

COMMITMENTS AND CONTINGENCIES (Note 7)

	$968,215	$940,799

The accompanying notes are an integral part of these consolidated financial statements.

TNP Enterprises Inc. and Subsidiaries
Texas-New Mexico Power Company and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.    Interim Financial Statements

The interim consolidated financial statements of TNP and subsidiaries, and TNMP and subsidiaries, are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNP’s and TNMP’s 2001 Combined Annual Report on Form 10-K.

Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholder’s equity.

Note 2.    Regulatory Matters

Texas

Retail Competition.    As reported in the 2001 Combined Annual Report on Form 10-K, retail competition began under the provisions of the legislation (Senate Bill 7) that established retail competition in Texas on January 1, 2002. In accordance with Senate Bill 7, TNMP separated its Texas utility operations into three components. First Choice Power (First Choice), TNMP’s affiliated retail electric provider, assumed the activities related to the sale of electricity to retail customers in Texas, Texas Generating Company (TGC) became the unregulated entity performing generation activities and TNMP continues to operate its regulated transmission and distribution business in Texas. The operations of First Choice are included in the consolidated financial statements of TNP and the operations of TGC are included in the consolidated financial statements of both TNP and TNMP.

First Choice must offer former TNMP customers whose loads are less than 1 megawatt a regulated price, commonly called the “price-to-beat.” The price-to-beat will be offered through December 31, 2006, and First Choice cannot offer former TNMP customers any other rate before the loss of 40 percent of its price-to-beat customers or December 31, 2004, whichever occurs first.

The beginning of retail competition affected the methods by which companies recover their purchased power and fuel costs. Prior to December 31, 2001, TNMP recovered fuel and the energy-related portion of purchased power costs from customers through the fuel adjustment clause authorized by the Public Utility Commission of Texas (PUCT). The demand-related portion of purchased power was recovered through base rates and, unlike the fuel and energy-related portion, was not subject to adjustment or future reconciliation. Effective January 1, 2002, First Choice assumed the energy supply activities related to the sale of electricity to retail customers in Texas. Senate Bill 7 created a competitive retail electricity market in Texas and contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat to recognize changes in natural gas prices. The rates charged to new customers acquired by First Choice outside of TNMP’s service territory are not regulated by the PUCT, but are negotiated with each customer. As a result, changes in fuel and purchased power costs will affect First Choice’s operating results.

Final Fuel Reconciliation.    TNMP will carry its over-recovered balance of fuel and energy related purchased power costs incurred prior to retail competition to the 2003 final fuel reconciliation. This proceeding will reconcile fuel and energy-related purchased power costs incurred between January 1, 2000, and December 31, 2001, in accordance with the provisions of Senate Bill 7. As of September 30, 2002, TNMP had an over-recovered balance of fuel and energy-related purchased power costs of $22.3 million. TNMP’s over-recovered balance of fuel and energy-related purchased power costs from the final fuel reconciliation will be included in the true-up of stranded costs that will occur in 2004. Subject to the results of the final fuel reconciliation, any over-recovered balance would reduce the amount of stranded costs TNMP would be entitled to recover from its transmission and distribution customers. See Note 4 for additional discussion of TNMP’s stranded costs.

Clawback.    Senate Bill 7 includes a provision, commonly known as the “clawback” that would require First Choice to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. TNMP will include the credit, if any, in the true-up proceeding that will occur in 2004. The maximum credit to TNMP is limited to $150 multiplied by the difference between the number of First Choice price-to-beat customers and the number of First Choice competitively acquired residential and small commercial customers as of January 1, 2004. First Choice and TNMP are currently unable to predict the actual amount of the clawback. However, based on current expectations, the clawback could range between $0 and $18.4 million.

2001 Excess Earnings.    In March 2002, TNMP filed its Annual Report with the PUCT. The Annual Report detailed TNMP’s calculation of excess earnings under the provisions of Senate Bill 7. The Annual Report showed that TNMP had no excess earnings for the year ended December 31, 2001. Accordingly, TNMP’s financial results for the nine months ended September 30, 2002, reflect the reversal of $0.7 million of excess earnings that had been estimated and accrued as of December 31, 2001.

Merger Commitments.    As conditions for approval of TNP’s acquisition by SW Acquisition, L.P. (the Merger), TNMP made a number of commitments to both the PUCT and New Mexico Public Regulation Commission. The commitments cover a wide range of financial, operational, electric reliability, and other standards that TNMP agreed to honor. TNMP made 55 commitments in New Mexico and Texas, of which 47 are currently in effect. TNMP monitors compliance on a monthly basis and could be subject to financial penalties for non-compliance with certain commitments. During the year ended December 31, 2001, TNMP was not in compliance with certain commitments regarding electric reliability standards in Texas. TNMP estimates that penalties for non-compliance with these commitments will be approximately $0.1 million and expects resolution of this matter by the end of 2002.

Price-to-Beat Fuel Factor.    As discussed in Retail Competition above, First Choice can request that the PUCT change the price-to-beat to recognize changes in natural gas prices. In May 2002, First Choice filed a request with the PUCT to increase its price-to-beat fuel factor by approximately 25 percent. In August 2002, the PUCT approved First Choice’s request in response to a District Court injunction that ordered the PUCT to proceed to a final order on First Choice’s request.

The new price-to-beat fuel factor became effective August 27, 2002. First Choice estimates that the new price-to-beat fuel factor will result in an increase in annual revenues of approximately $17 million.

The PUCT is currently examining the need for modifications to the current rules governing the price-to-beat fuel factor. The PUCT has held workshops that First Choice and other interested parties attended and has published a schedule that would result in any changes being made early in 2003.

Provider of Last Resort Rulemaking.    Senate Bill 7 included a provision establishing providers of last resort, entities which ensure that customers who cannot otherwise procure electric service in the competitive market have access to such service. In August 2002, the PUCT adopted a new rule governing the activities of providers of last resort. The new rule becomes effective on January 1, 2003, although important provisions of the rule were implemented early, as discussed below.

Under the new rule, First Choice became the provider of last resort for customers in TNMP’s transmission and distribution service territory on September 24, 2002. In addition, First Choice now has the right to disconnect customers for non-payment. Under the old rules, First Choice could not disconnect non-provider of last resort customers for non-payment. Its only remedy for such customers was to transfer the customer to the designated provider of last resort.

Under the old rules, First Choice, using the Certain Energy brand, was the provider of last resort for customers in West Texas who resided in the transmission and distribution service area of Oncor. Customers served by Certain Energy under the old rules may choose another retailer, return to TXU Energy Services, the affiliated retail electric provider of Oncor, or remain with Certain Energy until the end of 2002. At the end of 2002, any customers served by Certain Energy under the old rules will become customers of First Choice and will be charged market-based rates.

Federal Energy Regulatory Commission (FERC)

In July 2002, FERC issued a Notice of Proposed Rulemaking regarding Standard Market Design. The goal of the proposed rulemaking is to create a standardized design for the wholesale transmission service market. The proposed rulemaking creates a schedule that would result in the provisions of the proposed rule becoming effective at various times in 2003 and 2004. TNMP will monitor the development of the proposed rule to assess the proposed rule’s effects on TNMP’s cost of providing transmission service in New Mexico.

Note 3.    Accounting Developments

Accounting for Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which TNP adopted on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed periodically for impairment. TNP stopped amortizing goodwill recorded as a result of the Merger upon adoption of SFAS 142. For the three and nine months ended September 30, 2001, goodwill amortization was $2.9 million and $8.7 million, respectively. In conjunction with the adoption of SFAS 142, TNP tested the goodwill related to the Merger for impairment and concluded that the fair value of the goodwill exceeded its carrying value. Accordingly, TNP made no adjustment to goodwill upon the adoption of SFAS 142.

TNP will test the goodwill for impairment on an annual basis, or more frequently if circumstances require. The provisions of SFAS 142 require impairment testing between annual tests if “an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.” As of September 30, 2002, no such events or changed circumstances were present in TNP’s reporting units.

In accordance with SFAS 142, the effect of this accounting standard was applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year is as follows (in thousands):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2002	2001	2002	2001
Net income before cumulative effect of change in accounting	$23,331	$12,494	$37,716	$9,466
Net income	23,331	12,494	37,716	8,296

Add: Goodwill amortization, net of tax	—	2,802	—	8,405

Adjusted net income before cumulative effect of change in accounting	23,331	15,296	37,716	17,871
Adjusted net income	$23,331	$15,296	$37,716	$16,701

Change in Accounting for Major Maintenance Costs

Prior to January 1, 2001, TNP and TNMP had deferred the costs of major maintenance projects and amortized those costs to expense over periods ranging from three to seven years. Effective January 1, 2001, TNP and TNMP began charging the costs of major maintenance projects to expense as incurred, and wrote off the balance of previously deferred major maintenance costs. TNP and TNMP believe that expensing major maintenance costs is preferable to deferring those costs because those costs do not result in the acquisition or replacement of units of property.

The change in accounting for major maintenance costs reduced pre-tax net income for the nine months ended September 30, 2001, by $1.9 million ($1.2 million after tax). Had this new accounting method been in effect during prior periods, income before the cumulative effect of the change in accounting would not have been materially different from that shown in the accompanying consolidated statements of income.

Note 4.    Sale of Assets

Sale of TNP One

On October 23, 2002, TNMP received the final regulatory approval necessary to complete the sale of TNP One to Sempra Energy Resources, the power generation subsidiary of Sempra Energy. On October 31, 2002, Sempra Energy Resources purchased TNP One from TNMP. The sale completes a process that TNMP started in response to Senate Bill 7, which required electric utilities to separate their power generation business activities from the regulated transmission and distribution business. Senate Bill 7 also established various methods for quantifying stranded costs, one of which was the sale of generation plants.

Sempra Energy Resources paid TNMP $120 million for TNP One. Costs of the sale included a payment of $1.3 million to Laurel Hill Capital Partners, a related party, for financial advisory services. TNMP used the net proceeds to retire $33.1 million of debt outstanding under TNMP’s $325 Million Credit Facility and pay a dividend to TNP of $84.3 million. TNP used the dividend it received from TNMP to retire $84.3 million of debt outstanding under TNP’s $185 million senior credit facility (Senior Credit Facility).

TNP and TNMP adopted SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” during the fourth quarter of 2001. SFAS 144 requires entities to cease depreciation on long-lived assets held for sale and to measure such assets at the lower of the asset’s carrying amount or fair value less cost to sell.

In anticipation of the sale, TNMP had previously adjusted the carrying value of TNP One to its estimated fair value, less cost to sell, of approximately $118.2 million. TNMP believes that the difference between the fair value of TNP One, net of selling costs, and its book value of approximately $418.7 million at December 31, 2001, is recoverable from TNMP’s Texas transmission and distribution customers under the provisions of Senate Bill 7. Accordingly, TNMP recorded a regulatory asset for recoverable stranded cost of approximately $300.5 million. Under the provisions of Senate Bill 7, the amount and manner of stranded cost recovery is subject to review and approval by the PUCT as part of the stranded cost true-up proceeding that will occur in 2004.

During the process of obtaining regulatory approval for the sale of TNP One, intervenors raised issues regarding the reasonableness of the sales price of TNP One and the effect of the sale on the rates paid by TNMP’s Texas transmission and distribution customers. The PUCT did not consider those issues. Instead, the PUCT deferred consideration of those issues to the stranded cost true-up proceeding. The results of the final fuel reconciliation and the amount of the clawback, both of which were discussed in Note 2, will also be considered in the stranded cost true-up proceeding.

The adjusted carrying value of TNP One was reclassified in the balance sheets of TNP and TNMP as Assets Held for Sale as of December 31, 2001. At September 30, 2002, Assets Held for Sale were $118.6 million, including amounts for net utility plant of $116.4 million and other current assets and liabilities of $2.2 million.

As discussed above, TNMP stopped depreciating TNP One when it reclassified TNP One to Assets Held for Sale. Depreciation on TNP One was $3.8 million and $11.5 million, respectively, for the three and nine months ended September 30, 2001.

Note 5.    Financing

Factoring Arrangement.    In February 2002, TNMP’s receivables factoring arrangement with an unaffiliated company, under which TNMP sold both billed and unbilled customer receivables on a nonrecourse basis, was terminated. The counterparty to this arrangement stopped factoring the receivables of non-affiliated businesses due to the significant changes resulting from the deregulation of the Texas electric market. Since the old factoring arrangement was terminated, First Choice and TNMP have worked to secure a new factoring or accounts receivable securitization arrangement for their respective operations. However, the process of securing a new arrangement has been complicated by the changes in First Choice’s business resulting from the beginning of retail competition. Among the factors complicating the process are new customer protection rules instituted by the PUCT, difficulties with the systems that switch customers from one retail provider to another, and issues regarding billing of competitively acquired customers. The new customer protection rules have had the effect of limiting First Choice’s ability to pursue the collection procedures that were in effect prior to the beginning of competition, resulting in an increase in delinquencies. The switching difficulties have delayed the accurate and timely flow of data between market participants. These delays have contributed to billing inaccuracies at First Choice that result in billing adjustments which are greater in both volume and magnitude than previously experienced.

The number and amount of billing adjustments, along with the relatively short operating history of the deregulated Texas market, have delayed First Choice in securing a new arrangement. First Choice and TNMP currently anticipate being able to have a new factoring or receivables financing arrangement in place before the end of 2003. However, First Choice continues to analyze other options for the use of these receivables, such as their possible use as collateral in other financing arrangements.

The termination of the factoring arrangement is the primary reason that TNP’s consolidated accounts receivable and the amounts outstanding under TNMP’s $325 Million Credit Facility have increased, and cash flow from operations has decreased, compared with prior periods. As of September 30, 2002, TNP’s consolidated accounts receivable were $126.3 million, net of allowance for uncollectible accounts of $1.4 million, compared with $9.5 million at December 31, 2001. The allowance for uncollectible accounts was zero at December 31, 2001, due to the presence of the factoring arrangement. The $325 Credit Facility had an outstanding balance of $230 million as of September 30, 2002, compared with $174 million as of December 31, 2001. TNP’s consolidated cash flow from operations was ($10.6) million for the nine months ended September 30, 2002, compared with $110.7 million for the nine months ended September 30, 2001.

$325 Million Credit Facility.    Both First Choice and TNMP may borrow under TNMP’s $325 Million Credit Facility. TNMP may borrow subject to a guarantee by First Choice. First Choice can borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. TNMP’s guarantee, and, therefore, First Choice’s borrowings and issuances of letters of credit, is limited to $75 million.

As of September 30, 2002, TNMP had guaranteed First Choice’s performance under the power supply contract with Constellation for $25 million. In addition, TNMP had guaranteed First Choice’s issuance of $28.5 million of letters of credit under the $325 Million Credit Facility, leaving $21.5 million available to First Choice for borrowings or letters of credit under the $325 Million Credit Facility.

Intercompany Loans.    In March 2002, both the Senior Credit Facility and the $325 Million Credit Facility were amended to allow intercompany loans to be made between TNMP and First Choice. As of September 30, 2002, TNMP had intercompany notes payable to First Choice of $5.9 million. The proceeds from the intercompany borrowing were used to retire debt outstanding under the $325 Million Credit Facility.

Senior Credit Facility.    The Senior Credit Facility contains various financial condition covenants with which TNP must comply. These covenants were initially designed to be adjusted over time based on anticipated repayments of outstanding debt. Due to the timing of the sale of TNP One discussed in Note 4 and the termination of the receivables financing arrangement discussed above, TNP obtained a modification of one financial covenant at September 30, 2002. As discussed in Note 4, TNMP sold TNP One on October 31, 2002. Had the sale of TNP One and the subsequent repayment of $117.4 million of debt occurred prior to September 30, 2002, TNP would have met the covenant as of September 30, 2002.

Interest Rate Swaps.    In October 2002, TNP and TNMP entered into separate interest rate swap transactions designed to manage interest rate risk associated with the Senior Credit Facility and the $325 Million Credit Facility, respectively. TNP executed a $70 million swap transaction that will terminate in October 2004. Under the terms of the swap, TNP will pay a fixed rate of approximately 2.5 percent and receive variable rates that were initially set at approximately 1.8 percent. TNMP executed two transactions, each with a notional amount of $75 million. Both transactions terminate in October 2004. Under the terms of the swaps, TNMP pays fixed rates of 2.4 percent and 2.5 percent and receives variable rates that were initially set at approximately 1.8 percent.

Note 6.    Segment and Related Information

TNP has two reportable segments that reflect the separation of TNMP’s business according to the provisions of Senate Bill 7. The first segment includes TNMP’s regulated transmission and distribution business in Texas and its New Mexico operations, and the second includes the unregulated activities of First Choice relating to the sale of electricity to retail customers in Texas. Prior to January 1, 2002, TNP and TNMP had one reportable segment, which was the integrated utility operation of TNMP.

The following tables present information about revenues, profits, and assets of TNP’s reportable segments (in thousands). Amounts below in “All Other and Eliminations” include amounts reclassified to Assets Held for Sale, as discussed in Note 4.

	Three Months Ended September 30, 2002
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$35,798	$175,402	$17,961	$229,161
Intercompany revenue	32,607	—	(32,607)	—
Purchased power and fuel	(15,326)	(82,055)	(11,261)	(108,642)
Transmission and distribution expenses	(5,045)	(54,779)	32,181	(27,643)
Other operating expenses	(25,461)	(9,705)	(4,969)	(40,135)

Operating income	22,573	28,863	1,305	52,741
Other income and deductions, net	2,764	138	(2,883)	19
Interest charges	(5,239)	(251)	(10,017)	(15,507)

Income before taxes	20,098	28,750	(11,595)	37,253
Income taxes	(6,995)	(11,075)	4,148	(13,922)

Net income	$13,103	$17,675	$(7,447)	$23,331

Cash Flow Data

Cash received from customers	$68,073	$138,147	$(13,858)	$192,362
Purchased power and fuel costs paid	(15,202)	(75,642)	(11,808)	(102,652)
Cash paid for payroll and to other suppliers	(2,305)	(7,098)	(12,279)	(21,682)
Transmission and distribution charges	—	(53,320)	36,787	(16,533)
Interest and other taxes paid	(10,696)	(1,609)	(2,100)	(14,405)
Intercompany dividends, tax sharing, and other	(1,145)	(4,279)	4,833	(591)

Net cash provided by (used in) operations	38,725	(3,801)	1,575	36,499

Net cash used in investing activities, primarily additions to utility plant	(10,414)	(93)	(161)	(10,668)

Borrowings from (repayments of) credit facilities	(11,000)	—	(400)	(11,400)
Intercompany dividends	(4,000)	(10,000)	14,000	—
Intercompany financing	—	—	—	—
Intercompany borrowing (lending)	(13,100)	13,100	—	—
Other	94	(65)	(599)	(570)

Net cash provided by (used in) financing activities	$(28,006)	$3,035	$13,001	$(11,970)

Balance Sheet Data

Total assets at September 30, 2002	$927,701	$118,066	$349,468	$1,395,235

	Nine Months Ended September 30, 2002
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$109,470	$378,569	$35,163	$523,202
Intercompany revenue	80,689	—	(80,689)	—
Purchased power and fuel	(49,741)	(182,593)	(18,161)	(250,495)
Transmission and distribution expenses	(14,755)	(121,397)	79,411	(56,741)
Other operating expenses	(71,338)	(25,405)	(14,468)	(111,211)

Operating income	54,325	49,174	1,256	104,755
Other income and deductions, net	5,581	327	(5,602)	306
Interest charges	(15,714)	(716)	(29,123)	(45,553)

Income before taxes	44,192	48,785	(33,469)	59,508
Income taxes	(14,930)	(18,801)	11,939	(21,792)

Net income	$29,262	$29,984	$(21,530)	$37,716

Cash Flow Data

Cash received from customers	$149,592	$277,340	$(31,703)	$395,229
Purchased power and fuel costs paid	(68,768)	(153,962)	(18,205)	(240,935)
Cash paid for payroll and to other suppliers	(36,311)	(18,604)	(13,192)	(68,107)
Transmission and distribution charges	—	(87,813)	60,056	(27,757)
Interest and other taxes paid	(36,060)	(1,741)	(27,308)	(65,109)
Intercompany dividends, tax sharing, and other	(6)	(9,677)	5,729	(3,954)

Net cash provided by (used in) operations	8,447	5,543	(24,623)	(10,633)

Net cash used in investing activities, primarily additions to utility plant	(24,829)	(203)	(463)	(25,495)

Borrowings from (repayments of) credit facilities	62,000	(6,000)	(1,200)	54,800
Intercompany dividends	(18,000)	(15,000)	33,000	—
Intercompany financing	(32,963)	23,000	9,963	—
Intercompany borrowing (lending)	5,900	(6,000)	100	—
Other	(5,557)	(195)	(657)	(6,409)

Net cash provided by (used in) financing activities	$11,380	$(4,195)	$41,206	$48,391

Balance Sheet Data

Total assets at September 30, 2002	$927,701	$118,066	$349,468	$1,395,235

Total assets at September 30, 2002 for First Choice include accounts receivable of $107.3 million and intercompany notes receivable of $5.9 million. As of September 30, 2002, TNP has assigned approximately $202.0 million of goodwill to the Regulated Transmission and Distribution segment and approximately $68.3 million to First Choice.

Note 7.    Commitments and Contingencies

Liquidation of Insurance Carrier

In October 2001, the Pennsylvania Insurance Department announced that it would liquidate Reliance Insurance Company (Reliance), TNMP’s primary general liability insurance carrier from 1997 through 1999. TNMP estimates that it has claims with Reliance ranging from $0 to $0.5 million. Management believes that the liquidation of Reliance will not have a material adverse effect on its consolidated financial condition or results of operations.

Other

TNP and TNMP are involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the dispositions of these matters will not have a material adverse effect on TNMP’s and TNP’s consolidated financial condition or results of operations. However, if all of the various claimants were to prevail, TNP and TNMP could be exposed to liabilities of up to $4.4 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Competitive Conditions

Texas

As discussed in Note 2, retail competition began in Texas under the provisions of Senate Bill 7 on January 1, 2002. The beginning of competition has resulted in a number of issues that affect the operations of First Choice and TNMP. As noted in the following discussion, First Choice and TNMP have responded to these issues as they have become apparent, and will continue to monitor the competitive market as it evolves.

Customer Retention and Acquisition.    First Choice has actively sought to acquire customers in the competitive market in a controlled manner. As of September 30, 2002, First Choice had acquired more residential and commercial customers than it had lost. First Choice has to date proceeded with the acquisition of customers in a controlled manner due to a number of issues associated with the opening of the competitive market, as discussed in more detail below. First Choice will increase its efforts to acquire customers as the market issues improve.

Customer Service Issues.    During the first half of 2002, First Choice operated under customer protection rules that the PUCT developed and put into effect at the beginning of retail competition. The rules limited First Choice’s ability to pursue collection activities, primarily because the rules prohibited retail electric providers from disconnecting nonpaying customers. The rules gave the right of disconnect exclusively to the provider of last resort.

As discussed in Note 2, the PUCT has modified the provider of last resort rule. Under the new rule, First Choice became the provider of last resort in TNMP’s transmission and distribution service territory in September 2002. In addition, First Choice now has the right to disconnect customers for non-payment. The right to disconnect applies to price-to-beat customers and customers in TNMP’s transmission and distribution service territory that pay market-based rates.

First Choice continues to be prohibited from disconnecting customers outside TNMP’s transmission and distribution service territory for non-payment. As a result, First Choice has changed certain customer service policies. Those policies include, but are not limited to, the transfer of nonpaying customers to the provider of last resort, requirement of additional deposits for credit-risk customers, and strict adherence to credit standards when evaluating new customers requesting service.

Switching Issues.    The Texas electric market opened to competition with a series of market-wide system and technical problems. These problems limited the ability of retail electric providers to switch customers from one retailer to another. Retail electric providers, transmission and distribution service providers and the Electric Reliability Council of Texas (ERCOT) are all working together to address these problems in order to improve the infrastructure and processes that support the competitive electric market. The efforts of the various market participants have resulted in improvements in the switching process compared with the condition of the switching process at the beginning of retail competition. TNMP and First Choice expect these improvements to continue.

In an effort to hold customers “harmless” from switching delays, ERCOT (with the support of other market participants) has allowed certain customers whose loads are greater than one megawatt to have their switch requests applied retroactively to the date the switch was intended to occur. First Choice and TNMP do not believe that this action will have a material effect on their respective financial conditions or results of operations.

Billing Issues.    The opening of the retail electric market has also introduced several billing challenges that were not present for the integrated utility in a regulated market. During the first half of 2002, transactions and data did not flow between the market participants as accurately or in the volumes that the system was designed to accommodate. As discussed in Note 5, the impaired data flow caused billing inaccuracies at First Choice. As noted above, the efforts of the market participants to improve the infrastructure and processes supporting the competitve market have reduced the number of billing issues and attendant billing inaccuracies.

Billing issues have also increased due to the number and complexity of rates under which First Choice customers have been billed since the beginning of retail competition. The frequency of these issues has decreased as First Choice has gained experience under retail competition. However, First Choice expects that the level of billing issues related to rate complexity that First Choice will experience in the competitive market will be greater than the level of rate complexity issues that TNMP experienced in the regulated market.

Energy Supply Issues.    As discussed in Note 2, First Choice assumed the energy supply activities related to the sale of electricity to retail customers in Texas on January 1, 2002. In the competitive retail electricity market created under the provisions of Senate Bill 7, changes in fuel and purchased power costs affect First Choice’s operating results. To respond to the changes in the market, First Choice has structured its energy supply contracts with Constellation and other suppliers so that First Choice may procure energy supplies at fixed or variable prices, depending on market conditions.

For customers subject to the price-to-beat, First Choice purchases supply at prices that vary according to the level of monthly natural gas prices, although it has the ability to purchase supplies at fixed prices. As discussed in Note 2, First Choice can request that the PUCT change the price-to-beat to recognize changes in natural gas prices. For competitively acquired customers, First Choice generally attempts to secure supplies at fixed prices for the entire term of the customer’s contract at the time the customer signs a contract.

Market conditions will impact First Choice’s energy purchasing decisions. As a result, First Choice may have procured more or less than its customers’ contracted supply at any particular point in time. First Choice currently has secured fixed-price supply for approximately 83 percent of the load of its price-to-beat and competitively acquired customers through 2004.

As indicated in the preceding discussion, the development of retail competition is an ongoing process, and neither First Choice nor TNMP can predict how the market will ultimately develop. First Choice and TNMP will continue to monitor the development of retail competition and expect to be active participants in that development.

Results of Operations

The following discussion should be read in conjunction with the related interim consolidated financial statements and notes.

In the interim consolidated financial statements, TNP and TNMP have accrued estimated revenues for electricity delivered from the latest billing date to the end of the accounting period. TNP and TNMP also record accruals for estimated purchased power expenses incurred but not billed at the end of the accounting period. The use of these estimates is customary in the electric utility industry and necessary to present the interim consolidated financial statements in conformity with generally accepted accounting principles. Estimated revenues and purchased power expenses are adjusted to the actual amounts billed or incurred in the following month. TNP and TNMP employ no unusual accounting policies or practices in the preparation of the consolidated interim financial statements.

Overall Results

As discussed in Note 2, retail competition began in Texas on January 1, 2002. On that date, TNMP separated its formerly integrated Texas utility operations into three components. The operations of First Choice are included in the consolidated financial statements of TNP. Since First Choice has assumed the activities related to the sale of electricity to retail customers in Texas, the amounts shown in the financial statements of TNMP for 2002 and 2001 are not comparable. The following discussion will focus primarily on amounts presented in the consolidated financial statements of TNP, except as noted otherwise.

TNP had income applicable to common stock of $18.5 million for the quarter ended September 30, 2002, compared with income applicable to common stock of $8.3 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, TNP had income applicable to common stock of $23.6 million, compared with a loss applicable to common stock of $4.0 million for the nine months ended September 30, 2001. The changes in TNP’s earnings for the quarter and nine months ended September 30, 2002 are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	Three Months Ended September 30, 2002 v. 2001	Nine Months Ended September 30, 2002 v. 2001
Changes in gross profit	$9.9	$4.7
Other operating and maintenance	(0.5)	4.0
Depreciation and amortization	6.7	19.6
Charge for recovery of stranded plant	(2.2)	4.3
Interest charges	1.3	8.1
All other (including income tax effects on the items above)	(5.0)	(14.3)
Cumulative effect of change in accounting for major maintenance costs (net of tax)	—	1.2

TNP consolidated earnings increase	$10.2	$27.6

TNP Gross Profit

The following table summarizes the components of TNP gross profit (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001	Increase (Decrease)	2002	2001	Increase (Decrease)
Operating revenues	$229,161	$186,309	$42,852	$523,202	$515,998	$7,204

Purchased power and fuel	108,642	98,472	10,170	250,495	293,783	(43,288)
Transmission and distribution costs of non-affiliated providers	22,598	15	22,583	41,986	15	41,971

Transmission expense	5,045	4,807	238	14,755	10,898	3,857

Gross profit	$92,876	$83,015	$9,861	$215,966	$211,302	$4,664

Transmission and distribution costs and transmission expense are included in the “Other operating and maintenance” line of TNP’s consolidated income statement. The following table summarizes the components of the change in TNP’s gross profit for the three and nine months ended September 30, 2002, compared with the same periods in 2001 (in thousands).

	Three Months Ended September 30, 2002 v. 2001	Nine Months Ended September 30, 2002 v. 2001
Reduction due to loss of former TNMP industrial customers to competition	$(4,929)	$(16,295)
Reduction due to loss of former TNMP residential and commercial customers to competition	(1,753)	(2,913)
Increase due to competitive customers acquired by First Choice	1,536	3,314
Increased gross profit attributable to price-to-beat customers	9,053	10,367
Transmission revenue, net of expense	(2,210)	(7,412)
Sale of TNP One output to third parties	6,700	13,039
All other	1,464	4,564

Gross profit increase	$9,861	$4,664

Gross profit for the three months ended September 30, 2002, increased $9.9 million, or 11.9 percent compared with the corresponding 2001 period. The increase resulted from higher gross profit from price-to-beat customers due primarily to lower purchased power prices and the increase in the price-to-beat fuel factor discussed in Note 2. Other factors contributing to the gross profit increase were the acquisition of new First Choice customers in the competitive market and the sale of the output from TNP One to third parties in the third quarter of 2002. During the first quarter of 2002, the output of TNP One was sold on an intercompany basis, and gross profit from the sale was eliminated in consolidation. These increases were offset in part by the loss of former TNMP customers to competing retail electric providers and the change in TNMP’s transmission revenue and expenses resulting from the annual PUCT allocation of transmission costs. For the nine months ended September 30, 2002, gross profit increased $4.7 million, or 2.2 percent, compared with the same period in 2001. The increase is attributable to the same factors that affected gross profit for the quarter.

Purchased power and fuel expenses increased $10.2 million for the three months ended September 30, 2002, compared with the amount incurred in the same period in 2001. The increase was caused by the sale of the output from TNP One to third parties during the third quarter of 2002, which resulted in First Choice purchasing additional power to supply the load that was served by TNP One during the corresponding period in 2001. Purchased power and fuel expenses for the nine months ended September 30, 2002, decreased $43.3 million compared with the nine months ended September 30, 2001. The decrease is attributable to reduced purchases caused by the gains and losses of customers described above and lower prices in Texas and New Mexico, partially offset by additional purchases to serve the load formerly supplied by TNP One.

Retail electric providers such as First Choice include a transmission and distribution charge in the prices they charge their customers for electric service. The transmission and distribution charge is regulated by the PUCT and is designed to allow the utility that provides transmission and distribution services within a specific service area, referred to as the transmission and distribution service provider, to recover its cost of service. During the three and nine months ended September 30, 2002, First Choice incurred transmission and distribution charges of $22.6 million and $42.0 million, respectively, related to non-affiliated transmission and distribution service providers.

During February 2002, the PUCT implemented an updated method of allocating transmission costs within ERCOT. The updated allocation had the effect of reducing the revenue TNMP realized from providing transmission service during the three and nine months ended September 30, 2002, and increasing the payments TNMP made for using the transmission facilities of other ERCOT utilities. The updated allocation caused TNMP to incur $1.0 million of net transmission expense during the third quarter of 2002 compared with net transmission revenue of $1.2 million during the third quarter of 2001. During the nine months ended September 30, 2002, TNMP had net transmission expense of $2.4 million compared with net transmission revenue of $5.0 million during the same period in 2001.

Operating Expenses

TNP incurred operating expenses of $176.4 million in the quarter ended September 30, 2002, an increase of $28.0 million over the amount incurred during the corresponding period of 2001. Operating expenses included in the determination of gross profit increased $33.0 million.

For the nine months ended September 30, 2002, operating expenses were $418.4 million, a decrease of $27.6 million from 2001 levels. Operating expenses included in the determination of gross profit increased $2.5 million.

Operating expenses that are included in the determination of gross profit are discussed above in “TNP Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

    Other Operating and Maintenance

Other operating and maintenance expenses for the third quarter of 2002 increased $0.5 million compared with the same period in 2001. The increase resulted from a higher reserve for uncollectible accounts receivable, expenses associated with an energy efficiency program mandated by Senate Bill 7, and increased personnel costs in First Choice’s customer service organization. The increase was partially offset by the payment of $1.4 million in the third quarter of 2001 to the system benefit fund mandated by Senate Bill 7. In 2002, the costs of the system benefit fund are passed through to customers, and are not recorded in operating and maintenance expense.

Other operating and maintenance expenses for the nine months ended September 30, 2002, decreased $4.0 million from the amount incurred during the same period in 2001. The decrease is attributable to $3.6 million of 2001 system benefit fund payments and the termination of TNMP’s factoring arrangement discussed in Note 5. Increased reserves for uncollectible accounts receivable related to the beginning of retail competition in Texas, discussed in Note 2, partially offset the decreases.

    Depreciation and Amortization

As discussed in Note 3, TNP stopped amortizing the goodwill associated with the Merger upon adoption of SFAS 142. As discussed in Note 4, TNP and TNMP stopped depreciating TNP One in accordance with SFAS 144. As a result, depreciation and amortization decreased $6.7 million and $19.6 million during the three and nine months ended September 30, 2002, respectively, compared with the corresponding periods of 2001.

    Charge for Recovery of Stranded Plant

Effective with the start of retail competition on January 1, 2002, the earnings cap under which TNMP operated in 2001 is no longer applicable. Accordingly, TNMP is no longer required to accrue for excess earnings. Charge for recovery of stranded plant increased $2.2 million in the third quarter of 2002 compared with the same period in 2001 due to the reversal of 2001 excess earnings accruals recorded in the third quarter of 2001. During the nine months ended September 30, 2002, charge for recovery of stranded plant decreased $4.3 million compared with the same period in 2001. The decrease resulted from TNMP no longer accruing for excess earnings, and, as discussed in Note 2, from TNMP recording an adjustment to its 2001 excess earnings accrual in the first quarter of 2002.

Interest Charges

Interest charges decreased by $1.3 million and $8.1 million in the three and nine months ended September 30, 2002, respectively, compared with the same periods in 2001. The decrease was due to lower interest rates, partially offset by increased borrowings under the $325 Million Credit Facility that resulted primarily from the termination of the factoring arrangement discussed in Note 5.

Cumulative Effect of Change in Accounting

Cumulative effect of change in accounting decreased $1.2 million for the nine months ended September 30, 2002, compared with the corresponding period in 2001. The decrease reflects the charge TNMP recorded in the first quarter of 2001 to write off the balance of previously deferred major maintenance costs. Effective January 1, 2001, TNMP began charging the costs of major maintenance to expense as incurred.

Financial Condition

TNP Liquidity

TNP’s main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of its subsidiaries, TNMP and First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as payments from its subsidiaries under a tax sharing agreement. TNP’s Senior Credit Facility includes a $25 million revolving credit facility that may be used to provide working capital and meet other requirements. The revolving credit facility was put in place at the time of the Merger. As of September 30, 2002, TNP had no borrowings against the revolving credit facility, and the entire $25 million was available to TNP, subject to compliance with covenants in this facility.

For the nine months ended September 30, 2002, TNP’s cash flow from operations was $121.3 million lower than in the nine months ended September 30, 2001. The factors causing the decrease in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase(Decrease)
Nine Months Ended September 30, 2002 v. 2001
Increase in accounts receivable due to termination of factoring arrangement	$(68.7)
Increase in accounts receivable due to sale of TNP One output to third parties	(5.7)
Increase in accounts receivable due to other factors	(36.4)
Reduced net cash flow due to loss of former TNMP industrial customers to competition	(16.3)
All other	5.8

TNP consolidated cash flow from operations decrease	$(121.3)

As discussed in Note 5, TNMP’s factoring arrangement was terminated in February 2002, thereby delaying the receipt of cash after that time. The output of TNP One was sold to third parties beginning in the second quarter of 2002. Previously, the output of TNP One had served the electric loads of First Choice and TNMP customers. The other factors causing the increase in accounts receivable primarily were higher delinquent customer receivables as discussed previously in “Customer Service Issues” and competitive sales to aggregated municipal customers. The reduced net cash flow caused by the loss of former TNMP industrial customers to competition has been aggravated by delays in realizing revenue from competitively acquired customers. These delays have been caused by problems with the processing of customer switches by ERCOT and other participants in the competitive market and the factors discussed previously in “Billing Issues.”

Cash dividends from TNMP and First Choice to TNP are limited by restrictions in the respective companies’ debt indentures and bank agreements. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP’s ability to pay cash dividends to TNP. For the nine months ended September 30, 2002, TNMP and First Choice have paid dividends of $18.0 million and $15.0 million, respectively, to TNP.

During the nine months ended September 30, 2002, First Choice and TNMP made tax sharing payments to TNP of $9.9 million and $1.3 million, respectively.

As discussed in Note 4, TNMP sold TNP One on October 31, 2002. TNMP used the net proceeds to retire $33.1 million of debt outstanding under TNMP’s $325 Million Credit Facility and pay a dividend to TNP of $84.3 million. TNP used the dividend it received from TNMP to retire $84.3 million of debt outstanding under the Senior Credit Facility. The debt reductions permanently reduced the commitments available under the respective credit facilities.

The Senior Credit Facility contains various financial condition covenants with which TNP must comply. These covenants were initially designed to be adjusted over time based on anticipated repayments of outstanding debt. Due to the timing of the sale of TNP One discussed in Note 4 and the termination of the receivables financing arrangement discussed above, TNP obtained a modification of one financial covenant at September 30, 2002. As discussed in Note 4, TNMP sold TNP One on October 31, 2002. Had the sale of TNP One and the subsequent repayment of $117.4 million of debt occurred prior to September 30, 2002, TNP would have met the covenant as of September 30, 2002.

In July 2002, TNP amended the indenture governing its outstanding 10.25 percent Senior Subordinated Notes to facilitate the planned securitization transactions involving accounts receivable and stranded costs.

Management believes that dividends from its subsidiaries, payments under the tax sharing agreement, and periodic borrowings under its revolving credit facility should be sufficient to meet TNP’s working capital requirements at least through the scheduled expiration of TNP’s revolving credit facility in April 2003, which TNP intends to extend by at least one additional year.

TNMP and First Choice Liquidity

The main sources of liquidity for TNMP and First Choice are cash flow from their respective operations and borrowings from the $325 Million Credit Facility. The discussion of TNP’s cash flow above describes the operating cash flow of TNMP and First Choice for the nine months ended September 30, 2002.

Both First Choice and TNMP may borrow under the $325 Million Credit Facility. TNMP may borrow subject to a guarantee by First Choice. First Choice can borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. TNMP’s guarantee, and, therefore, First Choice’s borrowings and issuances of letters of credit, is limited to $75 million.

As of September 30, 2002, TNMP had outstanding borrowings of $230 million against the $325 Million Credit Facility. TNMP had also guaranteed First Choice’s issuance of $28.5 million of letters of credit under the $325 Million Credit Facility. As a result, TNMP had the ability to borrow an additional $66.5 million under the $325 Million Credit Facility at September 30, 2002, subject to covenants in this facility, covenants in TNP’s Senior Credit Facility, and additional borrowings or issuances of letters of credit by First Choice.

As noted above, First Choice can borrow or issue letters of credit for up to $75 million under the $325 Million Credit Facility, subject to TNMP’s guarantee. At September 30, 2002, First Choice had issued letters of credit of $28.5 million, and TNMP had guaranteed First Choice’s performance under the power supply contract with Constellation for $25 million. As a result, First Choice had the ability to borrow or issue additional letters of credit in the amount of $21.5 million, subject to covenants in this facility, covenants in TNP’s Senior Credit Facility, and additional borrowings or issuances of letters of credit by TNMP.

As discussed in TNP Liquidity, TNMP and TNP have used proceeds from the sale of TNP One to reduce debt outstanding under the $325 Million Credit Facility and the Senior Credit Facility. The debt reductions permanently reduced the commitments available under the respective credit facilities, but did not affect the amount of additional borrowing capacity available to TNMP and First Choice.

In March 2002, both the Senior Credit Facility and the $325 Million Credit Facility were amended to allow intercompany loans to be made between TNMP and First Choice. The availability of intercompany financing is an important source of liquidity for TNMP. As of September 30, 2002, TNMP had intercompany notes payable to First Choice of $5.9 million.

TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations, intercompany borrowings, and periodic borrowings under the $325 Million Credit Facility should be sufficient to meet working capital requirements at least through the expiration of the credit facility in October 2003.

First Choice’s ability to continue to grow its operations is contingent upon the availability of adequate credit capacity. This capacity is needed to provide credit support to power suppliers when arranging for long-term purchases of power. A significant decline in the market price of natural gas and/or electricity, or a continuation of First Choice’s recent success in acquiring new customers, absent the availability of additional credit resources, could limit First Choice’s ability to provide additional credit support to Constellation or other power suppliers. Potential additional credit resources for First Choice other than the existing $325 Million Credit Facility include, but are not limited to, posting of cash collateral with power suppliers or with lenders who would, in turn, provide letters of credit. The amount of cash available to pledge as collateral would be greatly increased by the execution of a receivables financing arrangement whereby First Choice would sell its receivables to a third party. As discussed in Note 5, TNMP and First Choice are working to be able to replace the factoring arrangement that was terminated in February 2002. In addition, First Choice continues to analyze other options for use of these receivables, such as their use as collateral in other financing arrangements.

Item 4.    Controls and Procedures

As of November 1, 2002, the Chief Executive Officers and Chief Financial Officers of TNP and TNMP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officers of TNP and TNMP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to their respective companies (including their consolidated subsidiaries) that is required to be included in TNP’s or TNMP’s periodic SEC filings.

There have been no significant changes in TNP’s or TNMP’s internal controls or in other factors that could significantly affect these controls subsequent to November 1, 2002.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Notes 2 and 7 for information regarding additional regulatory and legal matters.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

(99.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.3) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.4) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

TNMP filed an 8-K dated November 5, 2002 to report the completion of the sale of TNP One.

Statement Regarding Forward Looking Information

The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: our ability to adapt to open market competition; resolution of problems with computer systems of ERCOT and other market participants that support the competitive market in Texas and facilitate the customer switching process; the ability of First Choice to attract and retain customers as competition moves forward; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP’s and TNMP’s businesses; decisions in connection with regulatory proceedings; insurance coverage available for claims made in litigation; general business and economic conditions, and price fluctuations in the electric power and natural gas markets; completion of a new receivables financing arrangement; extensions and refinancings of expiring credit facilities; and other factors described from time to time in TNP’s and TNMP’s reports filed with the SEC. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)	TNP ENTERPRISES, INC.

Date: November 6, 2002	By:	/s/ THEODORE A. BABCOCK
Theodore A. Babcock Chief Financial Officer

TEXAS-NEW MEXICO POWER COMPANY

Date: November 6, 2002	By:	/s/ SCOTT FORBES
Scott Forbes Senior Vice President—Chief Financial and Accounting Officer

CERTIFICATIONS

I, William J. Catacosinos, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of TNP Enterprises, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ WILLIAM J. CATACOSINOS
William J. Catacosinos Chief Executive Officer

I, Theodore A. Babcock, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of TNP Enterprises, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ THEODORE A. BABCOCK
Theodore A. Babcock Chief Financial Officer

I, Jack V. Chambers, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Texas-New Mexico Power Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ JACK V. CHAMBERS
Jack V. Chambers Chief Executive Officer

I, Scott Forbes, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Texas-New Mexico Power Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ SCOTT FORBES
Scott Forbes Chief Financial and Accounting Officer