Form 10-K
period 2003-12-31
TEXAS NEW MEXICO POWER CO
filed 2004-03-02
CIK 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 2-97230

TEXAS-NEW MEXICO POWER COMPANY

(Exact name of registrant as specified in its charter)

Texas	75-0204070
(State of incorporation)	(I.R.S. employer identification no.)

4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113

(Address and zip code of principal executive offices)

Telephone number, including area code: 817-731-0099

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

TNP Enterprises, Inc. holds all 10,705 outstanding common shares of Texas-New Mexico Power Company.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES (TNMP)

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003

Statement Regarding Forward Looking Information

The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: decisions in connection with regulatory proceedings, including Public Utility Commission of Texas (PUCT) Docket No. 29206, the stranded cost true-up proceeding of TNMP; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNMP’s businesses; insurance coverage available for claims made in litigation; general business and economic conditions; and other factors described from time to time in its reports filed with the Securities and Exchange Commission (SEC). TNMP wishes to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART I

Item 1.	BUSINESS.

Introduction

TNMP is a regulated utility operating in Texas and New Mexico. In Texas, TNMP provides regulated transmission and distribution services under the provisions of the legislation that established retail competition in Texas (Senate Bill 7). In New Mexico, TNMP provides integrated electricity services that include transmitting, distributing, purchasing and selling electricity to its New Mexico customers. TNMP’s Texas and New Mexico operations are subject to traditional cost of service regulation. Traditional cost-of-service regulation is a method of regulation that sets rates that TNMP can charge to its electricity customers based upon its cost of providing that service. The cost of providing that service includes a return of and on the capital, which TNMP has invested and dedicated to providing electric service. TNMP’s predecessor was organized in 1925.

TNMP has two subsidiaries, Texas Generating Company, LP (TGC), a Texas limited partnership, and Texas Generating Company II, LLC (TGC II), a Texas limited liability company. TNMP formed TGC and TGC II as Texas corporations to finance construction of TNP One, formerly its sole generation facility. Until May 2001, TNMP owned TNP One together with TGC and TGC II. At that time, TNMP converted TGC and TGC II to their present forms and consolidated the ownership of TNP One into TGC to comply with the Senate Bill 7.

Effective January 1, 2002, Senate Bill 7 established retail competition in the Texas electricity market. Prior to January 1, 2002, TNMP operated as an integrated electric utility in Texas, generating, transmitting and distributing electricity to customers in its Texas service territory. As required by Senate Bill 7, and in accordance with a plan approved by the PUCT, TNMP separated its Texas utility operations into three components:

•	Retail Sales Activities. First Choice Power, Inc. (First Choice), TNMP’s affiliated retail electric provider, assumed the activities related to the sale of electricity to retail customers in Texas, and, on January 1, 2002, TNMP’s customers became customers of First Choice, unless they chose a different retail electric provider. First Choice and other retail electric providers now perform all activities with Texas retail customers. These activities include acquiring new customers, setting up accounts, billing customers, acquiring power for resale to customers, handling customer inquiries and complaints, and acting as a liaison between the transmission and distribution companies and the retail customers.

•	Power Transmission and Distribution. TNMP continues to operate its regulated transmission and distribution business in Texas.

•	Power Generation. TGC became the unregulated entity performing TNMP’s generation activities in Texas. However, in October 2002, TGC and TNMP sold TNP One to Sempra Energy Resources. As a result of the sale, TGC and TGCII neither own property nor engage in any operating activities, and neither TNMP nor any of its affiliates are currently in the power generation business.

Upon separation, TNMP provided First Choice equity capitalization of $23 million. No other payments or considerations were exchanged between First Choice, TGC or TNMP in connection with the separation.

First Choice and TNMP are wholly owned subsidiaries of TNP Enterprises, Inc. (TNP). As such, TNMP is subject to TNP’s control. TNP controls decisions regarding TNMP’s business and has control over its management and affairs. As a member of the TNP’s corporate group, TNMP operates within strategies and policies, including dividend strategies, that TNP may establish from time to time. There are currently no formal dividend strategies or mandatory dividend requirements. TNMP has agreed with the New Mexico Public Regulation Commission (NMPRC) that TNMP will not pay excessive dividends to TNP, and are required to provide notice to the NMPRC at least 15 days prior to the payment of any dividends. The NMPRC could prevent the payment of dividends that it deems excessive.

On April 7, 2000, pursuant to an Agreement and Plan of Merger among TNP, ST Acquisition Corp. (ST Corp) and SW Acquisition, LP (SW Acquisition), the parent of ST Corp., ST Corp. merged with and into TNP (Merger). TNP is the surviving corporation in the Merger, and is wholly owned by SW Acquisition.

TNMP provides First Choice and TNP Enterprises with corporate support services, including accounting, finance, information services, legal and human resources, under a shared services agreement with First Choice dated March 1, 2001 and a similar agreement with TNP dated June 6, 1997. These services are billed at TNMP’s cost and, in return, TNP and First Choice compensate TNMP for the use of the services. These arrangements are discussed in the Note 9.

TNMP is a Texas corporation. TGC is a Texas limited partnership and TGC II is a Texas limited liability company. The executive offices of TNMP, TGC and TGC II are located at 4100 International Plaza, P.O. Box 2943, Fort Worth, Texas 76113 and the telephone number is (817) 731-0099. Unless otherwise indicated, all financial information in this report is presented on a consolidated basis.

TNMP’s Service Areas

TNMP serves a market niche of smaller- to medium-sized communities. TNMP provides electric service, either directly or through retail electric providers, to more than 252,000 customers in 85 Texas and New Mexico municipalities and adjacent rural areas. Only three of the 85 communities in TNMP’s service territory have populations exceeding 50,000. TNMP’s service territory is organized into two operating areas: Texas and New Mexico. In most areas that TNMP serves, TNMP is the exclusive provider of transmission and distribution services.

Texas

TNMP’s Texas service territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is approximately 10 miles north of DFW International Airport, eastward to municipalities near the Red River and to communities south and west of Fort Worth. A second portion of TNMP’s territory includes the area along the Texas Gulf Coast between Houston and Galveston, and a third includes areas of far west Texas, between Midland and El Paso. In Texas, TNMP provides transmission and distribution service, through retail electric providers, to a variety of entities, including customers engaged in the agricultural, food processing, oil and gas, petrochemical, and tourism industries.

TNMP’s Texas operations lie entirely within the Electric Reliability Council of Texas (ERCOT) region. ERCOT is the independent system operator that is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT region, which is located entirely within Texas and serves about 85 percent of the electrical load in Texas.

New Mexico

TNMP’s New Mexico service territory includes areas in southwest and south central New Mexico. TNMP engages in the transmission, distribution, purchase and sale of electricity to residential customers and a variety of commercial and industrial entities, including customers engaged in mining and agriculture, with copper mines as the major industrial customer.

Franchises and Certificates of Public Convenience and Necessity

Texas and New Mexico laws do not require an electric utility to execute a franchise agreement with a municipality to be entitled to provide or continue to provide electrical service within the municipality. A franchise agreement does, however, document the mutually agreeable terms under which the service will be provided within a municipality. TNMP holds 81 franchises with terms ranging from 15 to 50 years, two franchises with a five-year term, and two franchises with indefinite terms from the 85 municipalities to which TNMP provides electric service. These franchises will expire on various dates from 2004 to 2039. Two Texas franchises and one New Mexico franchise, which account for 11 percent of total company revenues, are scheduled to expire in 2004. TNMP intends to negotiate and execute new or amended franchise agreements with these municipalities to be effective before the existing franchises expire. The sales within the 85 franchises currently contribute approximately 62 percent of TNMP’s total revenues. The remainder of TNMP’s revenues are earned from service provided to facilities in TNMP’s service area that lie outside the territorial jurisdiction of the municipalities with which TNMP has franchise agreements.

TNMP also holds PUCT certificates of public convenience and necessity covering all Texas areas that it serves. These certificates include terms that are customary in the public utility industry. TNMP generally has not been required to have certificates of public convenience and necessity to provide electric service in New Mexico. In both Texas and New Mexico, TNMP is the exclusive transmission and distribution provider in nearly all of the areas it serves.

Seasonality of Business

TNMP experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. In 2003, approximately 37 percent of TNMP’s annual revenues were recorded in June, July, August and September.

Customer Concentration

TNMP provides transmission and distribution services at regulated rates to various retail electric providers that, in turn, provide retail electric service within TNMP’s Texas service area. As of December 31, 2003, 31 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice, TNMP’s affiliated retail electric provider, is TNMP’s largest customer. For the year ended December 31, 2003, First Choice provided $109.3 million of revenue to TNMP. That amount represents approximately 44 percent of TNMP’s total revenue for the year ended December 31, 2003.

Sources and Cost of Energy

TNMP purchases all electricity for its New Mexico customers’ needs and energy-scheduling services under a long-term wholesale power contract with Public Service Company of New Mexico (PNM). TNMP’s electricity purchases under this contract, which extends through December 2006, are at fixed rates to provide price stability to its New Mexico customers. For the year ended December 31, 2003, TNMP’s cost of purchased power was 6.83 cents per kilowatt-hour (KWH), which reflects the cost of its New Mexico power supply. As discussed previously, First Choice assumed the energy supply activities of TNMP on January 1, 2002.

To maintain a reliable power supply for its New Mexico customers and to coordinate interconnected operations, TNMP is a member of the Western Systems Coordinating Council.

Government Regulation

TNMP is subject to various federal, state and local regulations. TNMP possesses all necessary franchises, licenses and certificates to enable TNMP to conduct its business. Within Texas, TNMP is a rate-regulated electric transmission and distribution utility and is subject to the jurisdiction of the PUCT and certain municipalities with respect to rates and service. Within New Mexico, TNMP is subject to the jurisdiction of the NMPRC. TNMP is subject in some of its activities, including the issuance of securities and the acquisition or disposition of properties in New Mexico, to the jurisdiction of the FERC. TNMP’s transmission and distribution activities in Texas are not subject to FERC regulation, because those activities occur solely within the ERCOT region of Texas.

In addition to regulation as a utility, TNMP’s facilities are regulated by the Environmental Protection Agency and Texas and New Mexico environmental agencies. During 2002 and 2001, TNMP incurred expenses related to air, water, and solid waste pollution abatement (including ash removal) of approximately $3.1 million and $3.8 million, respectively. Substantially all of TNMP’s environmental expenses were incurred at TNP One, which TNMP sold in October 2002.

In October, 2003, the Texas Commission on Environmental Quality (TCEQ) notified various parties, including TNMP, that releases of hazardous substances had been documented from a site owned and operated by a vendor with whom those parties had a business relationship. TNMP purchased transformers from the vendor and also sent some transformers to the vendor for repair and/or disposal. TCEQ has requested that TNMP provide records and information relevant to its business relationship with the vendor, which TNMP has done. The TCEQ has not yet identified potentially responsible parties. TNMP is cooperating fully with TCEQ in the ongoing investigation of the vendor and the vendor’s site.

Employees and Executive Officers

At December 31, 2003, TNMP had 584 employees. The employees are not represented by a union or covered by a collective bargaining agreement. Management believes relations with its employees are excellent.

Executive officers of TNMP, who are elected annually by and serve at the discretion of the board of directors, are as follows:

Name	Age	Position with TNMP

Jack V. Chambers	54	Chairman, President, & Chief Executive Officer
W. Douglas Hobbs	60	Senior Vice President & Chief Operations Officer
Scott Forbes	46	Senior Vice President & Chief Financial Officer
Melissa D. Davis	46	Vice President - Human Resources
Michael D. Blanchard	53	Vice President & General Counsel
C. Adam Carte	34	Vice President & Treasurer
Joseph B. Hegwood	48	Vice President & Controller
Joel K. Ivy	44	Vice President - Technical Services
Neal Walker	37	Vice President - Market Operations
Michael H. Kennemer	45	Vice President - Audit Services
Georgia (Cookie) Chambers	46	Chief Information Officer
Paul W. Talbot	47	Secretary
B. Jan Adkins	60	Assistant Secretary

Jack V. Chambers was named Chairman, President & Chief Executive Officer of TNMP in April 2001. Prior to that time, Mr. Chambers had served as Senior Vice President & Chief Operations Officer of TNMP since October 2000. Mr. Chambers was Senior Vice President and Chief Customer Officer of TNMP from 1994 until October 2000, and Senior Vice President of TNP from April 1996 until the closing of the Merger.

W. Douglas Hobbs became Senior Vice President & Chief Operations Officer in August 2002. He had served as TNMP’s Vice President – T&D Operations since June 2002. Prior to that, he had served as TNMP’s Vice President – Texas Transmission and Distribution Operations since October 2000. He was Vice President and Regional Customer Officer of TNMP from March 1999 to October 2000. He served as Vice President—Business Development of TNP from May 1997 until May 1999.

Scott Forbes became Chief Financial Officer of First Choice in October 2003, and Senior Vice President & Chief Financial Officer of TNMP, in August 2002. Previously, he had served as Vice President – Chief Accounting & Information Officer of TNMP since January 2001. Prior to that, he had served as Chief Accounting & Information Officer of TNMP since April 2000. He was elected Chief Information Officer of TNMP in June 1998. He was Controller of TNMP from February 1997 to June 1998 and was Controller of TNP from May 1997 to June 1998.

Melissa D. Davis was appointed Vice President – Human Resources of TNMP effective March 1999. She served as TNMP Vice President and Regional Customer Officer from February 1997 until March 1999.

Michael D. Blanchard became Vice President & General Counsel of TNMP in February 1998. He also served as Vice President & General Counsel of TNP from February 1998 until the closing of the Merger. He was Corporate Secretary and General Counsel of TNMP and TNP from 1987 to February 1998.

C. Adam Carte became Vice President & Treasurer of TNMP in August 2003. Prior to joining TNMP, Mr. Carte served in several treasury and finance positions with NRG Energy, Inc., of Minneapolis, Minnesota. He was NRG’s Vice President and Treasurer in 2002, its Assistant Treasurer from 2000 to 2002, Director of Treasury Operations and Corporate Finance from 1999 to 2000, and Senior Treasury Analyst/Treasury Analyst, Treasury Assistant from 1995 to 1999.

Joseph B. Hegwood was elected Vice President and Controller of TNMP in August 2003. He was also named TNMP’s Chief Accounting Officer at that time. He was TNMP’s Assistant Controller from August 2002 until August 2003. From July 2002 to August 2002, he served as Director of Accounting of TNMP. He served as Director of Finance of TNMP from July 2000 to July 2002. He was TNMP’s Manager of Budgets, Projects & Property Accounting from July 1998 to July 2000. From April 1998 to July 1998, he served as TNMP’s Supervisor of Budgets, Projects & Property Accounting.

Joel K. Ivy was elected Vice President - Technical Services of TNMP in February 2004. Mr. Ivy has served in several engineering and technical capacities with TNMP since July 1983. He was Director of Technical Services of TNMP from August 2001 until February 2004. He was a Business Unit Manager in TNMP’s Bay Area Business Unit from July 2000 until August 2001 and Regional Engineering Coordinator in TNMP’s Gulf Coast Region from October 1996 until July 2000.

Neal Walker was elected Vice President - Market Operations of TNMP in February 2004. Mr. Walker has served in several customer operations and management positions with TNMP since April 1990. He was Business Unit Manager of TNMP’s North Texas region from October 2001 until February 2004. He was director of Customer Operations of the North Texas Region from May 2000 until October 2001, and a Business Unit Manager of two different business units in TNMP’s North Texas region from October 1996 until May 2000.

Michael H. Kennemer was elected Vice President - Audit Services of TNMP in February 2004. Mr. Kennemer was Director of Audit Services for TNMP from August 2001 until February 2004. He was an internal auditor of Hunt Corporation, Dallas, Texas from April 1993 until August 2001.

Georgia (Cookie) Chambers has served as Chief Information Officer of TNMP since September 2002. From 1999 through 2001, she served as Vice President of Information Technology for Paging Network, Inc. and from 1997 through 1998, she served as Director of Application Development. Ms. Chambers is unrelated to Jack V. Chambers.

Paul W. Talbot was elected Corporate Secretary of TNMP in February 1998. He was elected Corporate Secretary of First Choice in August 2001. He served as Corporate Secretary of TNP from February 1998 until the closing of the Merger. He has been Senior Counsel of TNMP since August 1996.

B. Jan Adkins became Assistant Corporate Secretary of TNMP in August 1987. She also served as Assistant Corporate Secretary of TNP from August 1987 until the closing of the Merger.

Item 2.	PROPERTIES.

Transmission and Distribution Facilities

TNMP’s facilities are located within its Texas and New Mexico service areas. TNMP’s Texas transmission and distribution facilities are located in three non-contiguous areas. One area extends from Lewisville, which is approximately 10 miles north of DFW International Airport, eastward to municipalities near the Red River, and to communities south and west of Fort Worth. A second area includes portions of Galveston and Brazoria counties, located along the Texas Gulf Coast between Houston and Galveston, and a third includes areas of far west Texas between Midland and El Paso, extending from the cities of Kermit and Pecos south to Fort Stockton and Sanderson. Our New Mexico transmission and distribution facilities are located in southwest and south central New Mexico, including the cities of Alamogordo, Ruidoso, Silver City, Lordsburg and surrounding communities.

Management believes that TNMP’s transmission and distribution facilities have sufficient capacity to serve existing customers adequately and that those facilities can be extended and expanded to serve customer growth for the foreseeable future. These facilities primarily consist of overhead and underground lines, substations, transformers, and meters. TNMP generally constructs its transmission and distribution facilities on easements or public rights of way and not on real property held in fee simple.

Administrative and Service Facilities

TNMP’s corporate headquarters are located in an office building in Fort Worth, Texas. TNMP has leased space in this building through October 2007. The mailing address for TNMP’s principal executive offices is 4100 International Plaza, P.O. Box 2943, Fort Worth, Texas 76113. TNMP’s telephone number is (817) 731-0099.

TNMP owns or leases 26 construction centers or other office facilities in Texas and New Mexico. In addition to these facilities, TNMP owns or leases offices in 12 Texas communities that it shares with First Choice. This sharing of facilities is allowed through a waiver granted by the PUCT.

Item 3.	LEGAL PROCEEDINGS.

Final Fuel Reconciliation. In January 2004, the PUCT issued its final order related to TNMP’s reconciliation of fuel and energy-related costs incurred between January 1, 2000 and December 31, 2001. The reconciliation was required under the provisions of Senate Bill 7. The PUCT’s final order disallowed $15.7 million of fuel and energy-related purchased power costs. TNMP intends to appeal portions of the final order.

Information regarding additional regulatory and legal matters is provided in Notes 2 and 11.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

TNP holds all 10,705 outstanding common shares of TNMP. During 2003 and 2002, TNMP declared common dividends to TNP as follows (in thousands):

Quarter	2003	2002
First	$18,400	$9,000
Second	—	—
Third	11,000	4,000
Fourth	—	84,300

Total	$29,400	$97,300

In the fourth quarter of 2002, TNMP used the proceeds from the sale of TNP One to declare and pay a dividend of $84.3 million to TNP.

Item 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of TNP and TNMP for 1999 through 2003.

	2003	2002	2001	2000	1999
	(Dollars in thousands)
TEXAS-NEW MEXICO POWER COMPANY
For the years ended December 31,
Consolidated results
Operating revenues(1)	$249,488	$303,907	$651,532	$644,035	$576,093
Income before cumulative effect of change in accounting(2)	$25,282	$36,131	$52,134	$41,957	$39,443
Net income	$25,282	$36,131	$50,964	$41,957	$39,443
At December 31,
Total assets(3)	$981,348	$898,616	$974,564	$1,030,082	$1,013,365
Capitalization
Long-term debt, including current maturities	$423,626	$345,495	$342,411	$426,327	$440,244
Preferred stock	—	—	—	—	1,664
Common shareholder’s equity	245,979	250,994	337,411	322,977	312,558

Total capitalization	$669,605	$596,489	$679,822	$749,304	$754,466

Capitalization ratios
Long-term debt, including current maturities	63.3%	57.9%	50.4%	56.9%	58.4%
Preferred stock	—	—	—	—	0.2
Common shareholder’s equity	36.7	42.1	49.6	43.1	41.4

Total capitalization	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	In early 2002, Texas operations became unbundled in accordance with SB7. Texas statistics therefore are primarily associated with the transmission and distribution of electricity to retail customers and the generation and sale of electricity from TNP One generating plant (sold on October 31, 2002). New Mexico operations remain unchanged from prior years.

(2)	Reflects a change in the method of accounting for goodwill and major maintenance costs as described in Note 3.

(3)	Reflects the reclassification of estimated utility plant removal costs as described in Note 3.

TEXAS-NEW MEXICO POWER COMPANY

SELECTED OPERATING STATISTICS

	2003	2002(1)	2001	2000	1999
Operating revenues (in thousands):
Residential	$92,026	$102,464	$264,704	$231,953	$216,374
Commercial	92,083	94,052	210,378	176,635	163,248
Industrial	44,145	42,089	173,885	172,908	147,110
Sales for resale (2)	—	53,806	12,499	12,350	3,803
Other	21,234	11,496	(9,934)	50,189	45,558

Total	$249,488	$303,907	$651,532	$644,035	$576,093

Sales (MWH):
Residential	2,688,719	2,622,978	2,555,472	2,582,081	2,420,512
Commercial	2,159,359	2,095,666	2,089,978	2,069,046	1,921,614
Industrial	2,220,335	1,958,920	4,166,178	4,610,059	4,799,146
Sales for resale (2)	—	1,978,194	291,958	281,017	121,077
Other	113,574	110,592	99,884	101,563	106,814

Total	7,181,987	8,766,350	9,203,470	9,643,766	9,369,163

Number of customers (at year end):
Residential	215,589	210,936	205,712	202,759	199,617
Commercial	35,729	34,979	33,654	34,345	33,127
Industrial	109	114	117	116	116
Sales for resale (2)	—	—	—	16	8
Other	828	835	802	788	799

Total	252,255	246,864	240,285	238,024	233,667

Revenue statistics:
Average annual use per residential customer (KWH)	12,606	12,554	12,451	12,805	12,130
Average annual revenue per residential customer (dollars)(1)	431	490	1,290	1,150	1,084
Average revenue per KWH sold per residential customer (cents)(1)	3.42	3.91	10.36	8.98	8.94
Average revenue per KWH sold total sales (cents)(1)	3.47	3.47	7.08	6.68	6.15
Net generation and purchases (MWH):
Generated	—	2,010,606	2,349,380	2,215,236	1,912,673
Purchased	993,441	1,106,924	7,145,034	7,686,302	7,716,856

Total	993,441	3,117,530	9,494,414	9,901,538	9,629,529

Average cost per KWH purchased (cents)(3)	6.83	5.85	4.58	4.01	3.18
Employees (year-end)	584	578	748	830	823

(1)	In early 2002, Texas operations became unbundled in accordance with SB7. Texas statistics therefore are primarily associated with the transmission and distribution of electricity to retail customers and the generation and sale of electricity from TNP One generating plant (sold on October 31, 2002). New Mexico operations remain unchanged from prior years.

(2)	Sales for resale in 2002, includes the sale of output from TNP One until it was sold on October 31, 2002.

(3)	After the unbundling of Texas operations in early 2002, average cost per KWH purchased reflects the cost of New Mexico power supply only.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Competitive Conditions

Retail competition began in Texas January 1, 2002, when, in accordance with Senate Bill 7, TNMP and other investor-owned utilities separated their Texas utility operations into three components. First Choice, TNMP’s affiliated retail electric provider, assumed the activities related to the sale of electricity to retail customers in Texas. TGC became the unregulated entity performing the generation activities. TNMP continues to operate its regulated transmission and distribution business in Texas. As a company regulated by the PUCT in Texas and the NMPRC in New Mexico, TNMP is not subject to competition.

The beginning of competition has resulted in a number of issues that affected TNMP’s operations. In particular, the Texas electric market opened to competition with a series of market-wide system and technical problems. These problems limited the ability of retail electric providers to switch customers from one retailer to another. In addition, the technical problems resulted in impaired data flows between the market participants. As a result, some of the bills TNMP issued to customers were not accurate, and either overstated or understated the amount owed. TNMP is required to cancel inaccurate bills and replace them with corrected bills. The overall effect was not significant to TNMP’s financial condition, results of operations or cash flows. Other market participants were similarly affected. TNMP has participated in efforts to improve the infrastructure and processes that support the competitive market. Those efforts have resulted in improvements in the switching process compared with its condition at the beginning of competition and the billing inaccuracies TNMP experienced at the beginning of competition have decreased.

TNMP provides transmission and distribution services within its Texas service area at regulated rates to various retail electric providers that, in turn, provide retail electric service to customers. As of December 31, 2003, 31 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice provided electric service to customers that accounted for approximately 56 percent of the energy delivered by TNMP during the year ended December 31, 2003. TNMP’s next largest customer was a non-affiliated retail electric provider that served customers that accounted for approximately 18 percent of the energy delivered by TNMP during the year ended December 31, 2003.

Senate Bill 7 provides for recovery of stranded costs. Stranded costs are the difference between the regulatory value of TNMP’s investment in generation assets and the market price for energy in a competitive market. On January 22, 2004, TNMP filed its true-up proceeding with the PUCT. The PUCT assigned Docket No. 29206 to the true-up proceeding. The purpose of the true-up proceeding is to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. The proceeding will examine a number of issues, including the sale of TNP One that occurred in October 2002, the final fuel reconciliation and the clawback. The issues that will be examined in the true-up proceeding are described more fully in Note 2. The schedule established for the true-up proceeding calls for a final order to be issued near the end of the second quarter of 2004.

Critical Accounting Policies

Accounting policies that TNMP and its subsidiaries employed in the preparation of the consolidated financial statements are discussed in Note 1. TNMP is required to use estimates in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles. Those estimates include accruals for estimated revenues for electricity delivered from the latest billing date to the end of the accounting period and estimated purchased power expenses incurred but not billed at the end of the accounting period. The use of these estimates is customary in the electric utility industry. Estimated revenues and purchased power expenses are adjusted to the actual amounts billed or incurred in the following month. TNMP also employs certain critical accounting policies that require use of judgments and assumptions that are subject to uncertainty. The amounts reported in the consolidated financial statements that are related to those critical accounting policies could be different if either different judgments were made or different assumptions were used. Those critical accounting policies are discussed below.

Accounting for Derivatives – Normal Purchases and Sales. In the normal course of business TNMP enters into commodity contracts, which include “swing” components for additional purchases of electricity, in order to meet customer requirements. In most circumstances, such contracts would be defined as derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). However, the FASB has defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133, as amended by SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” Based on the FASB’s guidance, TNMP has determined that its contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP does not account for its electricity contracts as derivatives.

If TNMP were required to account for its electricity contracts as derivatives, the fair values of the contracts would be recorded on the balance sheet as assets or liabilities. Changes in the fair values of the contracts would be recognized in earnings.

Recoverable Stranded Costs – Sale of TNP One. TNMP sold TNP One in October 2002. Based on TNMP’s true-up filing, as discussed in Note 2, the fair value of TNP One, less cost to sell, was approximately $117.6 million. The book value included in the true-up filing was approximately $425.1 million. TNMP believes that the difference between the fair value of TNP One, net of selling costs, and its book value is recoverable from its Texas transmission and distribution customers under the provisions of Senate Bill 7.

Under the provisions of Senate Bill 7, the amount and manner of stranded cost recovery is subject to review and approval by the PUCT as part of the true-up proceeding. In addition to the sale of TNP One, other issues will affect the amount of stranded costs that TNMP will recover from its customers. Those other issues include, among others, the final fuel reconciliation, as discussed in Note 2.

Action taken by the PUCT in the true-up proceeding could affect the ultimate recovery of the amounts requested as recoverable stranded costs. PUCT action that limits the recovery of requested stranded costs could have a material impact on TNMP’s financial position and cash flows.

Results of Operations

2003 Compared to 2002

Overall Results

TNMP had income applicable to common stock of $25.3 million for the year ended December 31, 2003, compared with income applicable to common stock of $36.1 million for the year ended December 31, 2002. The changes in TNMP’s earnings for 2003 compared to 2002 are attributable to the factors listed below (in millions):

Earnings Increase (Decrease)
2003 v. 2002
Changes in gross profit	$(23.7)
Other operating and maintenance	11.4
Taxes other than income taxes	3.3
Interest charges	(7.1)
All other (including income tax effects on the items above)	5.3

TNMP consolidated earnings decrease	$(10.8)

Gross Profit

The following table summarizes the components of TNMP’s gross profit (in thousands).

			Increase (Decrease)
	2003	2002	2003 v. 2002
Operating revenues, excluding transmission	$231,036	$287,576	$(56,540)
Purchased power and fuel	67,825	100,679	(32,854)
Transmission expenses, net of revenues	3,406	3,360	46

Gross profit	$159,805	$183,537	$(23,732)

Transmission expense is included in the “Other operating and maintenance” line of TNMP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the year ended December 31, 2003, compared with the same period in 2002 (in thousands).

Increase (Decrease) 2003 v. 2002
Sales of TNP One output - 2002	$(18,244)
Texas final fuel reconciliation disallowance	(15,698)
January 2002 bundled rates	(4,606)
Customer growth	2,600
Weather related	5,963
Electric service revenues	3,084
Price/sales mix and other	3,169

Gross profit decrease	$(23,732)

Gross profit for the year ended December 31, 2003, decreased $23.7 million compared with the corresponding 2002 period. The decrease is attributable to the loss of revenue from the sale of TNP One output, which TNMP sold in October 2002, and a disallowance of fuel and energy-related purchased power costs that occurred in the final fuel reconciliation in Texas. The final fuel reconciliation is discussed in Note 2. In addition, 2002 gross profit included revenues from the billing of bundled rates in January 2002 that were not present in 2003.

Although retail competition began on January 1, 2002, TNMP’s former customers were transferred to First Choice following their January 2002 meter reading. As a result, TNMP’s January 2002 revenues include charges for service rendered through January 2002 meter reading dates at prices that reflect its integrated operations prior to competition. Beginning in February 2002, TNMP’s revenues reflected rates designed to recover its cost of providing transmission and distribution service under the provisions of Senate Bill 7. Those rates are lower than the rates TNMP charged prior to the beginning of competition, and resulted in decreased gross profit in the year ended December 31, 2003. The table above quantifies the impact of changing TNMP’s rates to recover its cost of providing only transmission and distribution service.

In the first quarter of 2002, TNMP sold the output of TNP One to First Choice at cost, which was 2.5 cents per kilowatt-hour (KWH). First Choice used the power to serve the load of its customers. Beginning in April 2002, TNMP sold the output of TNP One to third parties at prices that averaged 2.8 cents per KWH, until the sale of TNP One in October 2002. TNMP realized pre-tax income of $4.3 million related to third party sales for the year ended December 31, 2002.

Electric service revenues increased because TNMP provided a greater number of fee-based services to retail electric providers in the year ended December 31, 2003, compared with the same period in 2002. The fee-based services included account initiation charges, service call charges, disconnect/reconnect charges and various metering charges, among others. Some of the charges for fee-based services that TNMP provided to retail electric providers were included in the bundled rates TNMP charged its customers prior to competition.

The $3.2 million gross profit increase described as “price/sales mix and other” for the year ended December 31, 2003, compared to the corresponding 2002 period, is primarily attributable to increased revenues from commercial and industrial customers in Texas. A significant portion of those customers’ revenues are calculated based upon those customers’ highest peak demand for electricity in the twelve month period ending in the month that the customers are billed. Customers’ bills during 2003 were based upon a full twelve months of demand data, but some customers’ bills during 2002 were based upon less than twelve months of demand data due to the beginning of retail competition in January 2002. As a result, some 2002 bills were lower than they normally would be, because the demand data for the summer months of 2001, during which these customers typically have their highest demand, could not be included in the calculation of the customers’ bills.

Purchased power and fuel expenses decreased $32.9 million for the year ended December 31, 2003, compared with the amount incurred in the same period in 2002. Expenses in 2002 included fuel costs of $35.5 million at TNP One, which was sold in October 2002.

The following table summarizes TNMP’s sales for the years ended December 31, 2003 and 2002 (amounts in GWH).

	2003	2002	Variance	%
Residential	2,689	2,623	66	2.5
Commercial	2,159	2,096	63	3.0
Industrial	2,220	1,959	261	13.3
Sales for resale	—	1,978	(1,978)	(100.0)
Other	114	110	4	3.6

Total GWH sales	7,182	8,766	(1,584)	(18.1)

Residential and commercial sales increased in 2003 compared with 2002, primarily due to increases in the number of residential and commercial customers. The number of residential customers increased to approximately 216,000 in 2003 from approximately 211,000 in 2002. The number of commercial customers grew to approximately 36,000 in 2003 from approximately 35,000 in 2002. The increases in residential customers reflect economic growth in TNMP’s service territory, particularly in the suburbs of Houston and Dallas-Fort Worth. Average use per customer, which is affected by weather, grew less than one percent for residential customers and 1.4 percent for commercial customers. Industrial sales increased 13.3 percent in 2003 compared with 2002, but did not significantly impact revenues. Industrial revenues are generated from industrial customers’ capacity requirements rather than the amount of GWH sales. Capacity requirements of industrial customers did not change significantly in 2003 compared with 2002. Sales for resale in 2002 included the sale of the output from TNP One until October 2002, when TNP One was sold.

Operating Expenses

For the year ended December 31, 2003, TNMP incurred operating expenses of $183.7 million, a decrease of $43.6 million from the amount incurred during the corresponding period of 2002. The primary reason for the decrease was the absence of the operating expenses related to TNP One in 2003 resulting from the sale of TNP One in October 2002. TNMP does not expect similar decreases in operating expenses in the future.

Operating expenses include purchased power and fuel, and transmission expense. Those expenses decreased $30.7 million for the year ended December 31, 2003, compared with the same period in 2002.

The details in the changes of purchased power and fuel, and transmission expense, are discussed above in “Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses decreased $11.4 million for the year ended December 31, 2003, compared with the same period in 2002. The decrease is related to operating expenses of TNP One, which was sold in October 2002 and to TNMP’s establishment of a regulatory asset related to unrecovered System Benefit Fund payments, as discussed in Note 2.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $3.3 million for the year ended December 31, 2003, compared with the corresponding 2002 period. The decrease is primarily related to ad valorem taxes on TNP One, which was sold in October 2002.

Interest Expenses

Interest expenses increased $7.1 million for the year ended December 31, 2003, compared to the same period in 2002. The increase reflects interest on TNMP’s issuance of $250 million of 6.125 percent Senior Notes in June 2003 and $3.1 million of charges associated with the termination of its interest rate swaps upon the issuance of the Senior Notes in June 2003.

2002 Compared to 2001

Overall Results

When full retail competition began in Texas on January 1, 2002, TNMP separated its previously integrated Texas utility operations into three components. Since First Choice has assumed the activities related to the sale of electricity to retail customers in Texas, the amounts shown in TNMP’s financial statements for 2002 and 2001 are not comparable.

TNMP had consolidated income applicable to common stock of $36.1 million for the year ended December 31, 2002, compared with a consolidated income of $50.9 million for the year ended December 31, 2001.

The changes in TNMP’s earnings for 2002 compared to 2001 are attributable to the factors listed below (in millions):

Earnings Increase (Decrease)
2002 v. 2001
Changes in gross profit	$(83.6)
Other operating and maintenance	28.4
Depreciation of utility plant	14.8
Charge for recovery of stranded plant	2.1
Taxes other than income taxes	10.2
Interest charges	5.4
All other (including income tax effects on the items above)	6.7
Cumulative effect of change in accounting for major maintenance costs (net of tax)	1.2

TNMP consolidated earnings decrease	$(14.8)

Gross Profit

The following table summarizes the components of TNMP’s gross profit (in thousands).

			Increase (Decrease)
	2002	2001	2002 v. 2001
Operating revenues, excluding transmission	$287,576	$630,533	$(342,957)
Direct costs
Purchased power and fuel	100,679	369,857	(269,178)
Transmission expense, net of revenue	3,360	(6,434)	9,794

Gross profit	$183,537	$267,110	$(83,573)

Gross profit for the year ended December 31, 2002, decreased $83.6 million, or 31.3 percent compared with the corresponding 2001 period. The decrease resulted from the change in TNMP’s business resulting from the beginning of retail competition and the change in its transmission revenue and expenses resulting from the annual PUCT allocation of transmission costs. As discussed in the remainder of this section, the beginning of retail competition resulted in TNMP charging lower prices for the transmission and distribution service it provided to REPs beginning in 2002, as opposed to the prices TNMP charged for integrated electricity service prior to 2002. In addition, the annual allocation of transmission costs by the PUCT reduced the revenue TNMP received, and increased the charges it paid, for transmission service in the area served by the ERCOT during 2002. Details of TNMP’s transmission revenue and expenses are discussed later in this section.

Operating revenues, excluding transmission, decreased $343.0 million for the year ended December 31, 2002, compared with the same period in 2001. Retail competition began in Texas on January 1, 2002. On that date, First Choice, TNMP’s affiliated electric retail provider, assumed the activities related to the sale of electricity to retail customers in Texas. TNMP provides transmission and distribution services to customers within its service area and its regulated rates reflect the cost of providing those services. These rates are lower than the rates TNMP charged prior to the beginning of competition, when it billed its customers at rates that reflected its integrated electric utility services, which included generation, energy supply and customer service activities in addition to transmission and distribution. The revenue decrease in 2002 compared with 2001 is a result of TNMP’s charging the lower rates that reflect only transmission and distribution in 2002.

Purchased power and fuel expenses decreased $269.2 million for the year ended December 31, 2002, compared with the amount incurred in the same period in 2001. The decrease occurred due to the transfer at the beginning of retail competition to First Choice of responsibility for energy supply activities that TNMP formerly performed. As a result, amounts incurred by TNMP for energy supply were incurred by First Choice in 2002.

During February 2002, the PUCT implemented an updated method of allocating transmission costs within ERCOT. TNMP’s share of transmission costs within ERCOT was smaller in 2002 than in 2001. Accordingly, the updated allocation reduced the revenue that TNMP realized from providing transmission service during the year ended December 31, 2002, and increased the payments TNMP made for using the transmission facilities of other ERCOT utilities. The updated allocation caused TNMP to incur $3.4 million of net transmission expense for the year ended December 31, 2002 compared with net transmission revenue of $6.4 million for the year ended December 31, 2001.

The following table summarizes TNMP’s sales for the years ended December 31, 2002 and 2001 (amounts in GWH).

	2002	2001	Variance	%
Residential	2,623	2,555	68	2.7
Commercial	2,096	2,090	6	0.3
Industrial	1,959	4,166	(2,207)	(53.0)
Sales for resale	1,978	292	1,686	577.4
Other	111	100	11	11.0

Total GWH Sales	8,767	9,203	(436)	(4.7)

Residential sales increased in 2002 compared with 2001. The increase in sales is primarily attributable to increases in the number of residential customers, which increased to approximately 211,000 in 2002 from approximately 206,000 in 2001. Average use per customer grew less than 1 percent in 2002 from 2001. Industrial sales decreased significantly, reflecting the end of economy sales agreements with two cogeneration customers. Under the agreements, TNMP purchased the output from the cogeneration customers, and resold that output to the two customers at very low margins. The agreements expired when retail competition began in January 2002. The increase in sales for resale reflects the sale of the output from TNP One to First Choice during the first quarter of 2002, and to third parties from April 2002 until the sale of TNP One in October 2002.

Operating Expenses

TNMP incurred operating expenses of $227.3 million for the year ended December 31, 2002, a decrease of $319.5 million from the amount incurred during the corresponding period of 2001. The assumption of the energy supply and customer service activities by First Choice at the beginning of retail competition in January 2002 was a primary factor in the decrease in TNMP’s operating expenses. TNMP does not expect similar changes in its operating expenses in the future.

Operating expenses, which include purchased power, fuel and transmission, decreased $259.4 million.

The details of the changes in purchased power and fuel, and transmission expense are discussed above in “Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses for the year ended December 31, 2002 decreased $28.4 million compared with 2001. The decrease is primarily attributable to First Choice assuming customer service activities at the beginning of retail competition that TNMP performed in 2001. In addition, TNMP made payments of $3.6 million to the System Benefit Fund in 2001. In 2002, the costs of the System Benefit Fund are passed through to customers, and are not recorded in operating and maintenance expense. The System Benefit Fund was mandated by the 1999 Restructuring Legislation and requires utilities within Texas to contribute annually to a PUCT administered fund at a rate not to exceed 50 cents per megawatt hour through December 31, 2002 and a rate not to exceed 65 cents per megawatt thereafter. The fund is used to provide assistance to low-income customers, fund customer education programs and to reimburse schools for reduced property tax collections due to decreases in the taxable value of generation plants. The termination of TNMP’s factoring arrangement in February 2002 contributed approximately $3.0 million to the decrease.

Depreciation of Utility Plant

TNMP stopped depreciating TNP One when it was reclassified to assets held for sale as of December 31, 2001. As a result, depreciation of utility plant decreased $14.8 million during the year ended December 31, 2002, compared with the corresponding period of 2001.

Charge for Recovery of Stranded Plant

Effective with the start of retail competition on January 1, 2002, the earnings cap under which TNMP operated in 2001 was no longer in effect. Accordingly, TNMP is no longer required to accrue for excess earnings. During the year ended December 31, 2002, the charge for recovery of stranded plant decreased $2.1 million compared with the same period in 2001. The decrease resulted from TNMP’s no longer accruing for excess earnings, and from its recording an adjustment to its 2001 excess earnings accrual in the first quarter of 2002.

Taxes Other than Income Taxes

Taxes other than income taxes for the year ended December 31, 2002, decreased $10.2 million compared with the same period in 2001. At the beginning of retail competition, First Choice became responsible for paying certain revenue-related taxes that TNMP had been responsible for paying in 2001.

Interest Charges

Interest charges decreased by $5.4 million for the year ended December 31, 2002, compared with 2001. The decrease was due to lower interest rates on the TNMP/First Choice Credit Facility, a shared bank borrowing facility. The decrease was partially offset by increased borrowings under the TNMP/First Choice Credit Facility that resulted primarily from the termination of the factoring arrangement in February 2002.

Cumulative Effect of Change in Accounting

Cumulative effect of change in accounting decreased $1.2 million for the year ended December 31, 2002, compared with the corresponding period in 2001. The changes reflect the charge TNMP recorded in the first quarter of 2001 to write off the balance of previously deferred major maintenance costs. Effective January 1, 2001, TNMP began charging the costs of major maintenance to expense as incurred.

Liquidity and Capital Resources

TNMP Liquidity

TNMP Liquidity. On June 10, 2003, TNMP completed the sale of $250 million of 6.125 percent Senior Notes due in 2008. The proceeds from this sale were used to repay all of TNMP’s outstanding borrowings under the TNMP/First Choice Credit Facility, which were $207 million as of June 10, 2003. TNMP believes that cash flow from its operations and cash on hand as a result of the issuance of the Senior Notes, will be sufficient to meet its working capital requirements at least through the end of 2005, without the need for additional bank financing. TNMP’s cash balance as of December 31, 2003, was approximately $56.9 million

Expiration of TNMP/First Choice Credit Facility and Other Developments. The TNMP/First Choice Credit Facility expired in October 2003. Prior to the issuance of the 6.125 percent Senior Notes due in 2008, TNMP used the TNMP/First Choice Credit Facility to finance its working capital requirements.

In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provides for certain power supply obligations of First Choice. The NMPRC originally granted TNMP authority to guarantee up to $75 million of First Choice obligations in December 2001, and was set to expire at the end of October 2003. TNMP agreed to a number of conditions in return for the authority to guarantee First Choice’s power supply obligations, including the following:

•	TNMP withdrew the request it made in June 2003 for authority to place its New Mexico operations in a separate wholly owned subsidiary of TNMP.

•	TNMP’s authority to guarantee First Choice’s obligations is limited to $50 million. That amount will consist of TNMP’s $25 million guarantee of First Choice’s performance under its agreement with Constellation, First Choice’s primary power supplier, and no more than $25 million in guarantees of First Choice’s performance under additional power supply agreements. TNMP currently has a guarantee of First Choice’s performance under an additional power supply agreement of $10 million. TNMP can guarantee First Choice’s performance under the additional power supply agreement to the extent that it maintains credit ratings of at least BB by S&P or at least Ba2 by Moody’s. The guarantees require TNMP to assume the obligations of First Choice in the event of default. As of December 31, 2003, TNMP’s maximum potential liability under the guarantees was $35 million.

•	TNMP’s authority to guarantee First Choice’s obligations ends on December 31, 2004, or on the date that First Choice establishes a bankruptcy remote special purpose entity (SPE) in connection with its agreement with Constellation. First Choice expects to establish the SPE during the first half of 2004, pending regulatory approvals.

•	TNMP will not seek to recover any liability for performance under the guarantees from its New Mexico customers.

•	During the term of the guarantees, TNMP will not seek to recover a cost of capital from its New Mexico customers other than the cost of capital that would be available to it if it had an investment grade credit rating, regardless of its actual credit rating.

TNMP’s cash flow from operations for the year ended December 31, 2003 was $38.9 million higher than in the year ended December 31, 2002. The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase (Decrease) 2003 v. 2002
Cash paid in 2002 due to termination of factoring agreement	$48.7
Lower payments for taxes other than income taxes	13.0
Changes in tax payments, primarily due to tax benefits of asset sales	(14.8)
Higher interest payments	(8.4)
All other	0.4

TNMP consolidated cash flow from operations increase	$38.9

Cash flow in 2002 was reduced due to the termination of TNMP’s factoring agreement in February 2002 and increased by tax benefits from the sale of TNP One. In addition, the sale of TNP One resulted in lower ad valorem tax payments in 2003 compared with the corresponding period in 2002, resulting in increased cash flows in 2003. Cash flow in 2003 was reduced by increased interest payments as a result of the issuance of the 6.125 percent Senior Notes in June 2003.

Intercompany Loans. During 2002, TNMP borrowed excess cash from First Choice. During 2003, all intercompany loans were repaid. Due to cash on hand as a result of the sale of the 6.125 percent Senior Notes discussed above, TNMP does not expect to have intercompany borrowings during 2004.

Dividend Payments. TNMP is required to provide notice to the NMPRC prior to paying dividends to TNP. For the years ended December 31, 2003, 2002 and 2001, TNMP paid dividends of $29.4 million, $102.3 million and $35.0 million, respectively, to TNP. Dividends paid in 2002 include $84.3 million of the proceeds from the sale of TNP One.

Tax Sharing Payments. TNMP is a party to a tax sharing agreement with TNP. Under the provisions of the tax sharing agreement, TNMP made payments of $15.7 to TNP for the year ended December 31, 2003. TNMP received $3.4 million in tax sharing from TNP for the year ended December 31, 2002. For the year ended December 31, 2001, TNMP made tax sharing payments of $13.4 million to TNP.

Pension Plans. TNMP maintains a qualified defined benefit pension plan, retiree medical plan, and retiree life insurance plan that cover its subsidiaries’ eligible employees. TNMP also maintains an excess benefit plan, which provides pension benefits in excess of amounts permitted for qualified plans under U.S. tax law to affected participants of the qualified pension plan.

TNMP’s retirement plan expense for the qualified pension plan, retiree medical plan, retiree life insurance plan and excess benefit plan was approximately $1.8 million, $1.0 million, and $0.8 million for 2003, 2002 and 2001, respectively.

Retirement plan expense has been calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 8.5 percent for 2003 and 9.0 percent for 2002. Reducing this assumption by 50 basis points increased the 2003 retirement plan expense by approximately $0.4 million.

In developing the expected long-term rate of return assumption, TNMP evaluated input from its actuary, including a review of asset class return expectations as well as long-term inflation assumptions developed by independent consultants and economists. Projected investment returns are based on equity and fixed income indices, which represent broad market expectations. Based on this input, TNMP believes it is reasonable to assume that its pension plan investment strategy will generate long-term returns of at least 7.8 percent in 2004 and beyond.

The expected long-term rate of return on pension plan assets is based on an investment strategy that allocates pension plan assets among equity, Treasury Inflation Protected Securities (TIPS), and money market assets based on a formula dependent upon the composite price/earnings ratio of the S&P 500 index and the current yield on TIPS. As of December 31, 2003, the plan’s target allocation was 10 percent equity index fund, 10 percent TIPS, and 80 percent money market fund. TNMP believes that 7.8 percent is a reasonable long-term rate of return for its pension plan assets based on simulated returns of the investment strategy over the last 5, 15 and 20 years. The plan’s return on average plan assets during 2003 was approximately 4.3 percent. TNMP will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will make adjustments as necessary.

TNMP bases its determination of retirement plan expense on a market-related valuation of assets, which reduces year-to-year volatility. The market-related valuation recognizes realized and unrealized gains or losses over a five-year period. Therefore, future asset values will be impacted as previously deferred realized and unrealized gains and losses are recognized. Recent investment gains and losses will be recognized in the market-related value of assets over the next five years.

The discount rate that TNMP utilizes for determining its benefit obligations and retirement plan expense is based on a review of long-term corporate bonds. The Moody’s Aa index as of December 31st has been used to establish the discount rate. The discount rate determined on this basis decreased from 6.5 percent at December 31, 2002 to 6.0 percent at December 31, 2003.

The value of qualified pension plan assets has decreased from $88.4 million at December 31, 2002 to $85.1 million at December 31, 2003, primarily due to payments to beneficiaries. The decline in value and declining discount rates have reduced the funded status (the difference between plan assets and projected benefit obligation) for the qualified pension plan and excess benefit plan from $2.0 million at December 31, 2002 to ($0.2) million at December 31, 2003.

TNMP has recognized the reduction in postretirement benefits plan liabilities due to the changes in Medicare that became law in December 2003. Recognition of the provisions of the new law reduced the accumulated benefit obligation of the postretirement benefits plan by approximately $0.4 million. TNMP has not determined how the reduction in the accumulated benefit obligation will be reflected in the net postretirement benefit costs of the years 2004 and beyond. There have been no changes to estimates of either participation rates or per capita claims cost as a result of the new law. Accounting guidance on the accounting for the federal subsidy included in the new law is pending. Accordingly, authoritative guidance that may be issued in the future could require changes to the information reported here. Based on the advice of TNMP’s actuary, TNMP has concluded that its plan is at least actuarially equivalent to Medicare Part D.

TNMP Capital Resources

As of December 31, 2003, TNMP’s common equity and long-term debt ratios were 36.7 percent and 63.3 percent, respectively, compared to common equity and long-term debt ratios of 42.1 percent and 57.9 percent as of December 31, 2002, respectively. The change is attributable to the issuance of the 6.125 percent Senior Notes in June 2003.

TNMP’s capital requirements through 2008 are projected to be as follows (amounts in millions):

	2004	2005	2006	2007	2008
TNMP 6.125 percent Senior Notes due 2008 (see Note 8)	$—	$—	$—	$—	$250.0
TNMP Capital expenditures	45.0	38.0	38.5	39.0	39.5

Total capital requirements	$45.0	$38.0	$38.5	$39.0	$289.5

Aggregate Contractual Obligations

The table below presents TNMP’s aggregate contractual obligations as of December 31, 2003, adjusted for the issuance of the existing notes (amounts in millions):

		Payments due in
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt (See Note 8)	$425.0	$—	$—	$250.0	$175.0
Obligations under purchased power agreements (See Note 10)	41.0	13.9	27.1	—	—

Total	$466.0	$13.9	$27.1	$250.0	$175.0

Off-Balance Sheet Arrangements

TNMP guaranteed First Choice’s borrowings and issuances of letters of credit under the TNMP/First Choice Credit Facility until its expiration in October 2003. As previously discussed in “Liquidity and Capital Resources,” TNMP guarantees $25 million of the obligations of First Choice under its power supply agreement with Constellation and $10 million of the obligations of First Choice under an additional power supply agreement under authority granted by the NMPRC.

Cash on hand as a result of the issuance of the 6.125 percent Senior Notes due in 2008, along with cash flow from TNMP’s operations, is expected to be sufficient to meet its liquidity requirements without the need for additional financing. Accordingly, TNMP’s guarantees of the performance of First Choice under its power supply agreements with Constellation and additional power suppliers do not have a direct bearing on its liquidity, capital resources, or credit risk support. However, the ability of First Choice to grow its operations depends on the availability of adequate credit capacity to First Choice. TNMP’s guarantees support the credit capacity of First Choice and that support enhances the liquidity of First Choice. First Choice and TNMP are related parties under the common control of TNP. TNMP’s financial condition is evaluated, in part, as a function of the consolidated financial condition of TNP. TNMP’s guarantees of First Choice’s performance under its power supply agreements with Constellation and other power suppliers enhance the consolidated financial condition of TNP and, as a result, its guarantee of First Choice benefits TNMP.

Other Matters

Changes in Accounting Standards

Employers’ Disclosures about Pensions and Other Postretirement Benefits. TNMP has applied the revised disclosure provisions of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). The revisions to SFAS 132 were issued in December 2003, and require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosures that are required by SFAS 132 are included in Note 6.

Financial Instruments with Characteristics of both Liabilities and Equity. TNMP adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), on December 31, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset. TNMP has no financial instruments that required reclassification.

Derivative Instruments and Hedging Activities. TNMP adopted SFAS No.149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), on June 30, 2003. The adoption had no impact on TNMP’s financial position, results of operations, or cash flows. SFAS 149 amends SFAS 133 for decisions made by the Derivatives Implementation Group that required amendments to SFAS 133, in connection with other Financial Accounting Standards Board projects regarding financial instruments, and for implementation issues regarding the application of the definition of a derivative.

Accounting for Asset Retirement Obligations. TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. As a result of the adoption of SFAS 143, TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. Accordingly, TNMP has reclassified the estimated utility plant removal costs, which were $38.2 million, and $35.8 million as of December 31, 2003, and 2002, respectively, from accumulated depreciation to a regulatory liability included in long-term and other liabilities on the balance sheet.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

TNMP’s use of market risk sensitive instruments for trading purposes is minimal and does not have a material impact to its financial condition or results of operations.

Commodity Prices

Under terms of a long-term wholesale power contract with PNM signed in 2001, PNM became the sole supplier of power to serve TNMP’s New Mexico load beginning January 1, 2003. The contract extends through December 2006 and provides energy supply at fixed prices.

Interest Rates

TNMP manages its exposure to interest rate risk through the issuance of fixed rate debt or through the issuance of financial instruments to convert variable rate debt to fixed rates.

TNMP’s ratio of fixed rate debt to total debt was 100 percent and 51 percent at December 31, 2003 and 2002, respectively. During 2002, TNMP had two open swap transactions designed to manage interest rate risk associated with the TNMP/First Choice Credit Facility. The swaps effectively converted TNMP’s variable rate borrowings in 2002 to fixed rates. The swaps were terminated on June 10, 2003, when TNMP issued the 6.125 percent Senior Notes due in 2008.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

To the Shareholder and Board of Directors of Texas-New Mexico Power Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Texas-New Mexico Power Company and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and common shareholder’s equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for major maintenance costs in 2001.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 2, 2004

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,

	2003	2002	2001
	(In thousands)
OPERATING REVENUES	$249,488	$303,907	$651,532

OPERATING EXPENSES:
Purchased power and fuel	67,825	100,679	369,857
Other operating and maintenance	65,997	75,240	98,472
Depreciation of utility plant	28,631	27,567	42,350
Charge (credit) for recovery of stranded plant	—	(733)	1,377
Taxes other than income taxes	21,227	24,507	34,659

Total operating expenses	183,680	227,260	546,715

OPERATING INCOME	65,808	76,647	104,817

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS
Interest on long-term debt	25,279	18,300	24,001
Other interest and amortization of debt-related costs	3,621	3,514	3,172
Other income and deductions, net	(2,079)	(464)	(1,116)

Total	26,821	21,350	26,057

INCOME BEFORE INCOME TAXES	38,987	55,297	78,760
Income taxes	13,705	19,166	26,626

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	25,282	36,131	52,134
Cumulative effect of change in accounting for major maintenance costs, net of taxes (Note 3)	—	—	(1,170)

NET INCOME	$25,282	$36,131	$50,964

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$246,372	$262,323	$693,656
Purchased power and fuel costs paid	(65,856)	(125,065)	(373,838)
Cash paid for payroll and to other suppliers	(51,993)	(56,714)	(81,761)
Interest paid, net of amounts capitalized	(27,424)	(19,066)	(26,192)
Income taxes received (paid)	(14,000)	760	(24,548)
Other taxes paid	(19,782)	(32,770)	(33,700)
Other operating cash receipts and payments, net	1,128	29	(142)

NET CASH PROVIDED BY OPERATING ACTIVITIES	68,445	29,497	153,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(41,669)	(39,076)	(39,089)
Other investing activities	(2,519)	—	(127)
Sale of TNP One	—	117,545	—

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(44,188)	78,469	(39,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(29,400)	(102,300)	(35,000)
Issuance of senior notes, net of discount	248,923	—	—
Financing costs	(1,600)	266	1,923
Borrowings from (repayments to) affiliate	(14,557)	14,557	—
Capitalization of First Choice Power	—	(23,000)	—
Other	—	(5,839)	5,839
Borrowings from (repayments to) credit facility - net	(171,000)	3,000	(84,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	32,366	(113,316)	(111,238)

NET CHANGE IN CASH AND CASH EQUIVALENTS	56,623	(5,350)	3,021
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284	5,634	2,613

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,907	$284	$5,634

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$25,282	$36,131	$50,964
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	—	—	1,170
Depreciation of utility plant	28,631	27,567	42,350
Credit for Texas system benefit fund regulatory asset	(3,716)	—	—
Charge for recovery of stranded plant	—	(733)	1,377
Amortization of debt-related costs and other deferred charges	2,841	2,293	2,506
Allowance for funds used during construction	(938)	(519)	(268)
Deferred income taxes	3,053	25,323	3,221
Investment tax credits	(874)	(1,459)	(1,585)
Deferred purchased power and fuel costs	18,373	13,523	48,041
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	1,235	(25,654)	13,841
Accounts payable	1,233	(22,409)	(6,374)
Accrued interest	2,220	(181)	(1,394)
Accrued taxes	(1,132)	(12,290)	1,030
Changes in other current assets and liabilities	(641)	(9,623)	1,776
Interest rate lock on issuance of senior notes	(4,162)	—	—
Other, net	(2,960)	(2,472)	(3,180)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$68,445	$29,497	$153,475

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED BALANCE SHEETS

December 31,

	2003	2002
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,907	$284
Special deposits	2,520	—
Accounts receivable, net	32,443	33,678
Materials and supplies, at lower of cost or market	1,082	992
Deferred purchased power and fuel costs	135	1,320
Accumulated deferred income taxes	70	70
Other current assets	457	612

Total current assets	93,614	36,956

UTILITY PLANT:
Electric plant	804,622	770,960
Construction work in progress	13,666	11,707

Total	818,288	782,667
Less accumulated depreciation	259,670	242,946

Net utility plant	558,618	539,721

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	343	343
Recoverable stranded costs	298,651	298,748
Regulatory tax assets	1,685	913
Deferred charges	28,437	21,935

Total long-term and other assets	329,116	321,939

	$981,348	$898,616

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$171,000
Notes payable to affiliate	—	14,557
Accounts payable	13,302	9,543
Accrued interest	7,565	5,345
Accrued taxes	8,791	9,923
Accrued payroll and benefits	5,048	6,259
Customers’ deposits	702	1,092
Other current liabilities	3,808	2,913

Total current liabilities	39,216	220,632

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	40,844	23,656
Accumulated deferred income taxes	152,167	148,971
Accumulated deferred investment tax credits	18,459	19,333
Regulatory liability-accrued cost of removal	38,218	35,811
Deferred credits and other liabilities	22,839	24,724

Total long-term and other liabilities	272,527	252,495

LONG-TERM DEBT, LESS CURRENT MATURITIES	423,626	174,495

COMMON SHAREHOLDER’S EQUITY:
Common shareholder’s equity:
Common stock, $10 par value per share Authorized 12,000,000 shares; issued 10,705 shares	107	107
Capital in excess of par value	197,751	197,751
Retained earnings	50,398	54,516
Accumulated other comprehensive loss	(2,277)	(1,380)

Total common shareholder’s equity	245,979	250,994

COMMITMENTS AND CONTINGENCIES (Note 10)

	$981,348	$898,616

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,

	2003	2002
	(In thousands)
LONG-TERM DEBT
SENIOR NOTES
6.125% due 2008	$250,000	$—
6.25% due 2009	175,000	175,000
Unamortized discount	(1,374)	(505)
REVOLVING CREDIT FACILITY
TNMP/First Choice credit facility	—	171,000

Total long-term debt	423,626	345,495
Less current maturities	—	(171,000)

Total long-term debt, less current maturities	423,626	174,495

COMMON SHAREHOLDER’S EQUITY
Common stock, $10 par value per share Authorized shares - 12,000,000 Outstanding shares - 10,705	107	107
Capital in excess of par value	197,751	197,751
Retained earnings	50,398	54,516
Accumulated other comprehensive loss	(2,277)	(1,380)

Total common shareholder’s equity	245,979	250,994

TOTAL CAPITALIZATION	$669,605	$425,489

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

	Common Shareholder’s Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(Dollars in thousands)
YEAR ENDED DECEMBER 31, 2001
Balance at January 1, 2001	10,705	$107	$222,149	$100,721	$—	$322,977
Net income	—	—	—	50,964	—	50,964
Dividends on common stock	—	—	—	(36,000)	—	(36,000)
Minimum pension liability	—	—	—	—	(530)	(530)

Balance at December 31, 2001	10,705	107	222,149	115,685	(530)	337,411
YEAR ENDED DECEMBER 31, 2002
Comprehensive income
Net income	—	—	—	36,131	—	36,131
Other comprehensive income, net of tax
Interest rate hedge	—	—	—	—	(1,164)	(1,164)
Minimum pension liability	—	—	—	—	314	314

Comprehensive income	—	—	—	36,131	(850)	35,281
Dividends on common stock	—	—	—	(97,300)	—	(97,300)
Capitalization of First Choice Power	—	—	(24,398)	—	—	(24,398)

Balance at December 31, 2002	10,705	107	197,751	54,516	(1,380)	250,994
YEAR ENDED DECEMBER 31, 2003
Comprehensive income
Net income	—	—	—	25,282	—	25,282
Other comprehensive income, net of tax
Interest rate hedge	—	—	—	—	(1,111)	(1,111)
Minimum pension liability	—	—	—	—	214	214

Comprehensive income	—	—	—	25,282	(897)	24,385
Dividends on common stock	—	—	—	(29,400)	—	(29,400)

Balance at December 31, 2003	10,705	$107	$197,751	$50,398	$(2,277)	$245,979

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

N otes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

General Information. TNMP is a wholly owned subsidiary of TNP. The consolidated financial statements of TNMP and subsidiaries include the accounts of TNMP and its wholly owned subsidiary, TGC. All intercompany transactions and balances have been eliminated in consolidation.

TNMP is a regulated utility operating in Texas and New Mexico. In Texas, TNMP is engaged solely in the transmission and distribution of electricity. In New Mexico, TNMP provides integrated electricity services under traditional cost-of-service regulation. Those services include transmitting, distributing, and selling electricity to New Mexico customers. Traditional cost-of-service regulation is a method of regulation that sets rates that TNMP can charge to its electricity customers based upon TNMP’s cost of providing that service. The cost of providing that service includes a return on the capital TNMP has invested and dedicated to providing electric service.

TNMP is subject to PUCT and NMPRC regulation. Some of TNMP’s activities, including the issuance of securities, are subject to FERC regulation, and its accounting records are maintained in accordance with FERC’s Uniform System of Accounts.

Effective January 1, 2002, retail competition began in Texas under the provisions of Senate Bill 7. Prior to January 1, 2002, TNMP operated as an integrated electric utility in Texas. In accordance with Senate Bill 7 and in compliance with a plan approved by the PUCT, TNMP separated its Texas utility operations into three components:

•	Retail Sales Activities. First Choice assumed the activities related to the sale of electricity to retail customers in Texas. On January 1, 2002, TNMP’s customers automatically became customers of First Choice, unless they chose a different retail electric provider.

•	Power Transmission and Distribution. TNMP continues to operate its regulated transmission and distribution business in Texas.

•	Power Generation. TGC became the unregulated entity performing TNMP’s generation activities in Texas. In October 2002, TNMP and TGC sold TNP One to Sempra Energy Resources. As a result of the sale, TGC neither owns property nor engages in any operating activities. Neither TNMP nor any of its affiliates are currently in the power generation business.

The use of estimates is required to prepare TNMP’s consolidated financial statements in conformity with generally accepted accounting principles. Management believes that estimates are essential and will not materially differ from actual results. However, adjustments may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in the 2003 financial statements.

Accounting for the Effects of Regulation. TNMP applies the provisions of SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” to its transmission and distribution operations in Texas and New Mexico. TNMP discontinued the application of SFAS 71 to the generation/power supply portions of its operations in Texas as a result of the passage of Senate Bill 7.

Senate Bill 7 provides for recovery of stranded costs, which is the difference between the regulatory value of TNMP’s investments in generation assets and the market price for energy in a competitive market. Any such stranded costs would be recoverable from TNMP’s Texas transmission and distribution customers. See Note 2 for additional discussion of TNMP’s stranded costs.

Utility Plant. TNMP’s utility plant is stated at the historical cost of construction, which includes labor, materials, indirect charges for such items as engineering and administrative costs, and Allowance for Funds Used During Construction (AFUDC) or capitalized interest. Property repairs and replacement of minor items are charged to operating expenses, while replacements of units of property are capitalized to utility plant.

AFUDC is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation. Established regulatory practices enable TNMP to recover these costs from customers. The composite rate used for AFUDC was 7.3 percent in 2003, 7.9 percent in 2002, and 9.0 percent in 2001. AFUDC is applied to construction expenditures for the portion of its business that is accounted for under SFAS 71.

The costs of depreciable units of plant retired or disposed of in the normal course of business are eliminated from utility plant accounts and such costs plus removal expenses less salvage are charged to accumulated depreciation. When complete operating units are disposed of, appropriate adjustments are made to accumulated depreciation, and the resulting gains or losses, if any, are recognized.

Depreciation is provided on a straight-line method based on the estimated lives of the properties as indicated by periodic depreciation studies. A portion of depreciation of transportation equipment used in construction is charged to utility plant accounts in accordance with the equipment’s use. Depreciation as a percentage of average depreciable cost was 3.7 percent, 3.7 percent, and 3.2 percent in 2003, 2002, and 2001, respectively.

Cash Equivalents. Investments in highly liquid debt instruments with maturities of three months or less when purchased are considered cash equivalents.

Customer Receivables and Operating Revenues. TNMP accrues estimated revenues for electricity delivered from the latest billing date to the end of the accounting period. Prior to February 2002, TNMP, under a factoring arrangement with an unaffiliated company, sold its customer receivables on a nonrecourse basis. Amounts estimated to have been delivered, but remaining unbilled, were also sold in connection with this agreement. The factoring arrangement was terminated in February 2002.

Purchased Power and Fuel Costs. Effective January 1, 2002, First Choice assumed the energy supply activities related to the sale of electricity to retail customers in Texas.

In New Mexico, TNMP recovers all purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC. The purchased power recovery factor changes monthly to reflect over-collections or under-collections of purchased power costs.

Deferred Charges. Costs incurred in issuing long-term debt are deferred and amortized on a straight-line basis over the lives of the respective issues.

Included in deferred charges are other assets that are expected to benefit future periods and certain costs that are deferred for ratemaking purposes and amortized over periods allowed by regulatory authorities.

Income Taxes. TNP files a consolidated federal income tax return that includes its subsidiaries, including First Choice, and the consolidated operations of TNMP. The amounts of income taxes recognized in TNMP’s accompanying consolidated financial statements were computed as if TNMP and its subsidiaries filed a separate consolidated federal income tax return.

Investment Tax Credit (ITC) amounts utilized in the federal income tax return are generally deferred and amortized to earnings ratably over the estimated service lives of the related assets. TNMP is not currently amortizing substantially all of its deferred ITC due to uncertainties regarding the application of Internal Revenue Service normalization rules to deferred ITC balances of entities that had been subject to cost-of-service regulation. Those uncertainties may also affect the ultimate realization of TNMP’s deferred ITC balance.

Other Comprehensive Income. Other Comprehensive Income includes unrealized gains and losses related to derivative transactions designated as cash flow hedges and minimum pension liabilities recorded under the provisions of SFAS No. 87, “Employers Accounting for Pensions.”

Details regarding the components of Other Comprehensive Income are discussed in Note 4.

Derivative Instruments. TNMP may enter into derivative instruments, including options and swaps, to manage risks related to changes in interest rates. TNMP records derivatives on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income depending upon the use of the derivative and whether the derivative qualifies for hedge accounting.

Fair Values of Financial Instruments. Fair values of cash equivalents and customer receivables approximated the carrying amounts because of the short maturities of those instruments.

The estimated fair value of long-term debt was based on quoted market prices of the same or similar issues. The estimated fair values of TNMP’s financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Capitalization and Liabilities
Long-term debt	$425,000	$433,100	$346,000	$337,688

Reclassification. Certain items in 2001 and 2002 were reclassified to conform to the 2003 presentation.

Note 2. Regulatory Matters

Texas

Retail Competition. As discussed in Note 1, the Texas electricity market has been open to retail competition since January 1, 2002. In accordance with Senate Bill 7, TNMP provides transmission and distribution services at regulated rates to various retail electric providers that, in turn, provide retail electric service within its Texas service area.

Clawback. Senate Bill 7 includes a provision, commonly known as the clawback, that would require First Choice to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. The PUCT will confirm the amount of the clawback credit in the true-up proceeding that TNMP filed in 2004, as discussed below. The maximum credit to TNMP is limited to $150 multiplied by the difference between the number of First Choice price-to-beat customers and the number of First Choice competitively acquired residential customers as of January 1, 2004. First Choice estimates that its clawback liability is $15.9 million. Accordingly, TNMP has recorded a receivable from First Choice, and a liability to retail transmission and distribution customers, of $15.9 million.

Final Fuel Reconciliation. Prior to the beginning of retail competition, TNMP recovered fuel and the energy-related portion of purchased power costs from customers through the fuel adjustment clause authorized by the PUCT. The demand-related portion of purchased power was recovered through base rates and, unlike the fuel and energy-related portion, was not subject to adjustment or future reconciliation. On April 1, 2003, TNMP filed its reconciliation of fuel and energy-related purchased power costs incurred between January 1, 2000, and December 31, 2001, in accordance with the provisions of Senate Bill 7.

In January 2004, the PUCT issued an order that disallowed $15.7 million of fuel and energy-related purchased power costs that TNMP incurred in 2000 and 2001. TNMP recorded the $10.1 million net of tax effect of the disallowance, and associated interest, in the fourth quarter of 2003. As a result of the PUCT decision, TNMP had an over-recovered balance of fuel and energy-related purchased power costs of $40.8 million. The balance of fuel and energy-related purchased power costs resulting from the final fuel reconciliation was included in the true-up proceeding for stranded costs that TNMP filed in 2004, as discussed below in “2004 True-Up Proceeding”. TNMP’s over-recovered balance will reduce the amount of stranded costs TNMP would be entitled to recover from its transmission and distribution customers.

2001 Excess Earnings. TNMP filed a petition in November 2002 asking the PUCT to allow TNMP to establish a regulatory asset of $3.1 million, the amount of its 2001 Annual Report earnings deficiency that is attributable to System Benefit Fund payments. In August 2003, the PUCT approved TNMP’s petition and granted it authority to record the regulatory asset and accrue a return on that asset retroactive to December 31, 2001. The order requires TNMP to seek recovery of the regulatory asset in a base rate proceeding instituted on or before July 1, 2005, or forfeit the right to seek recovery of the regulatory asset. As a result of the PUCT order, TNMP’s pre-tax net income for the year ended December 31, 2003, increased $3.7 million ($2.3 million after tax), including accrued return.

Merger Commitments. As conditions for approval of the Merger, TNMP made a number of commitments to both the PUCT and NMPRC. The commitments cover a wide range of financial, operational, electric reliability, and other standards with which TNMP agreed to comply. TNMP made 55 commitments in New Mexico and Texas, of which 18 are currently in effect. TNMP monitors compliance on a monthly basis and could be subject to financial penalties for non-compliance with certain commitments. As of December 31, 2003, TNMP was in compliance with all of its Merger commitments, with the exception of nominal penalties in regard to certain reliability standards in Texas.

2004 True-Up Proceeding. On January 22, 2004, TNMP filed its true-up proceeding with the PUCT. The PUCT assigned Docket No. 29206 to the true-up proceeding. The purpose of the true-up proceeding is to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. The proceeding will examine a number of issues, including the sale of TNP One that occurred in October 2002, the final fuel reconciliation and the clawback.

Based on TNMP’s true-up filing, the fair value of TNP One, less cost to sell, was approximately $117.6 million. The book value of TNP One was approximately $425.1 million. Details regarding the final fuel reconciliation and the clawback have been discussed previously in this section.

The schedule established for the true-up proceeding calls for a final order to be issued near the end of the second quarter of 2004.

Cities Rate Review. During the fourth quarter of 2003, several Texas cities passed resolutions requiring TNMP to file certain financial information with the cities so that the cities may determine whether TNMP’s transmission and distribution rates are reasonable. TNMP filed information in response to the resolutions in November 2003, and is responding to additional requests for information from the cities. TNMP cannot predict what action the cities may take, or what effects any such action may have on its financial position, cash flows, or results of operation at this time.

New Mexico

Affiliated Guarantee. In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provides for certain power supply obligations of First Choice. The NMPRC originally granted TNMP authority to guarantee up to $75 million of First Choice obligations in December 2001. That authority was set to expire at the end of October 2003. TNMP agreed to a number of conditions in return for the authority to guarantee First Choice’s power supply obligations, including the following:

•	TNMP withdrew the request it made in June 2003 for authority to place its New Mexico operations in a separate wholly owned subsidiary of TNMP.

•	TNMP’s authority to guarantee First Choice’s obligations is limited to $50 million. That amount will consist of TNMP’s $25 million guarantee of First Choice’s performance under its agreement with Constellation, First Choice’s primary power supplier, and no more than $25 million in guarantees of First Choice’s performance under additional power supply agreements. TNMP currently has a guarantee of First Choice’s performance under an additional power supply agreement of $10 million. TNMP can guarantee First Choice’s performance under the additional power supply agreement to the extent that it maintains credit ratings of at least BB by S&P or at least Ba2 by Moody’s. The guarantees require TNMP to assume the obligations of First Choice in the event of default. As of December 31, 2003, TNMP’s maximum potential liability under the guarantees was $35 million.

•	TNMP’s authority to guarantee First Choice’s obligations ends on December 31, 2004, or on the date that First Choice establishes a bankruptcy remote special purpose entity (SPE) in connection with its agreement with Constellation. First Choice expects to establish the SPE during the first half of 2004, pending regulatory approvals.

•	TNMP will not seek to recover any liability for performance under the guarantees from its New Mexico customers.

•	During the term of the guarantees, TNMP will not seek to recover a cost of capital from its New Mexico customers other than the cost of capital that would be available to TNMP if it had an investment grade credit rating, regardless of TNMP’s actual credit rating.

Restructuring. During its 2003 regular session, the New Mexico Legislature repealed the New Mexico Restructuring Act, which had established a framework for retail competition in the New Mexico electricity market. Retail competition was scheduled to begin no earlier than 2007 prior to the repeal. Accordingly, TNMP’s New Mexico operations will continue to be subject to cost-based regulation and the repeal had no effect on the financial position, results of operations or cash flows of TNMP, as retail competition had not been implemented yet.

Note 3. Accounting Developments

Employers’ Disclosures about Pensions and Other Postretirement Benefits

TNMP has applied the revised disclosure provisions of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). The revisions to SFAS 132 were issued in December 2003, and require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosures that are required by SFAS 132 are included in Note 6.

Financial Instruments with Characteristics of both Liabilities and Equity

TNMP adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), on December 31, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset. The adoption of SFAS 150 had no effect on the financial position, results of operations, or cash flows of TNMP.

Derivative Instruments and Hedging Activities

TNMP adopted SFAS No.149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), on June 30, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNMP. SFAS 149 amends SFAS 133 for decisions made by the Derivatives Implementation Group that required amendments to SFAS 133, in connection with other FASB projects regarding financial instruments, and for implementation issues regarding the application of the definition of a derivative.

Accounting for Asset Retirement Obligations

TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNMP. As a result of the adoption of SFAS 143, TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. Accordingly, TNMP has reclassified the estimated utility plant removal costs, which were $38.2 million, and $35.8 million as of December 31, 2003, and 2002, respectively, from accumulated depreciation to a regulatory liability included in long-term and other liabilities on the balance sheet.

Change in Accounting for Major Maintenance Costs

Prior to January 1, 2001, TNMP had deferred the costs of major maintenance projects and amortized those costs to expense over periods ranging from three to seven years. Effective January 1, 2001, TNMP began charging the costs of major maintenance projects to expense as incurred, and wrote off the balance of previously deferred major maintenance costs. TNMP believes that expensing major maintenance costs is preferable to deferring those costs because those costs do not result in the acquisition or replacement of units of property.

The change in accounting for major maintenance costs reduced pre-tax net income for the year ended December 31, 2001, by $1.9 million ($1.2 million after tax).

Note 4. Derivative Instruments, Hedging Activities, and Other Comprehensive Income

Normal Purchases and Sales. In the normal course of business, TNMP enters into commodity contracts, which include “swing” components for additional purchases or sales of electricity, in order to meet customer requirements. The FASB has defined criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception provided by SFAS 133, as amended by SFAS 149. Based on the FASB’s guidance, the management of TNMP has determined that its contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP does not account for its electricity contracts as derivatives.

Hedging Activities

TNMP may enter into agreements for derivative instruments, including options and swaps, to manage risks related to changes in interest rates. At the inception of any such transactions, TNMP documents relationships between the hedging instruments and the items being hedged. The documentation includes the strategy that supports executing the specific transaction.

TNMP Interest Rate Hedges. In October 2002, TNMP executed two $75 million interest rate swap transactions designed to manage interest rate risk associated with the TNMP/First Choice Credit Facility. As discussed in Note 8, TNMP issued $250 million of 6.125 percent Senior Notes in June 2003. A portion of the proceeds from that borrowing was used to repay amounts outstanding under the TNMP/First Choice Credit Facility. As a result, TNMP terminated the swaps in June 2003 at a cost of $3.1 million, which was recorded in interest expense.

In May 2003, TNMP executed a $250 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of its $250 million of 6.125 percent Senior Notes discussed in Note 8. The rate lock effectively fixed the five-year Treasury yield upon which the yield of the Senior Notes was based at approximately 2.6 percent. TNMP paid $4.2 million upon the issuance of the Senior Notes in June 2003 to settle the rate lock. The cost of the rate lock was recorded in accumulated other comprehensive income and will be amortized to interest expense over the life of the Senior Notes.

The interest rate swaps and the Treasury rate lock were designated as cash flow hedges. The instruments were highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the years ended December 31, 2003 and 2002, TNMP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swaps and Treasury rate lock in other comprehensive income as shown in the following table.

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(5,923)	$2,257	$(3,666)	$(2,084)	$794	$(1,290)
Reclassification adjustments	4,127	(1,572)	2,555	204	(78)	126

Other comprehensive income (loss)	$(1,796)	$685	$(1,111)	$(1,880)	$716	$(1,164)

TNMP displays cash flows from interest rate hedging transactions in the cash flow statement as cash flow from operations, in accordance with the provisions of SFAS No. 104, “Statement of Cash Flows-Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions.”

Minimum Pension Liability

SFAS 87, “Employers’ Accounting for Pensions,” requires the recognition of a minimum liability when the accumulated benefit obligation of a pension plan exceeds the fair value of plan assets. TNMP’s excess benefit plan is subject to this provision. Changes in the minimum pension liability are a component of other comprehensive income.

Other comprehensive income for TNMP includes the amounts shown in the following table for the years ended December 31, 2003, 2002, and 2001.

	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Year ended December 31, 2003	$346	$(132)	$214
Year ended December 31, 2002	508	(194)	314
Year ended December 31, 2001	(856)	326	(530)

Note 5. Sale of TNP One

On October 31, 2002, TNMP sold TNP One to Sempra Energy Resources. The sale completed a process that TNMP started in response to Senate Bill 7, which required electric utilities to separate their power generation business activities from the regulated transmission and distribution business. Senate Bill 7 also established various methods for quantifying stranded costs, one of which was the sale of generation plants.

Based on the true-up filing, as discussed in Note 2, the fair value of TNP One, less cost to sell, was approximately $117.6 million. The book value included in the true-up filing was approximately $425.1 million. TNMP believes that the difference between the fair value of TNP One, net of selling costs, and its book value is recoverable from its Texas transmission and distribution customers under the provisions of Senate Bill 7.

The adjusted carrying value of TNP One was reclassified in the balance sheet of TNMP as Assets Held for Sale as of January 1, 2002. At that time, TNMP stopped depreciating TNP One. Depreciation on TNP One was $15.2 million for the year ended December 31, 2001.

In accordance with the provisions of Senate Bill 7, TGC became the unregulated entity performing the generation activities of TNMP as of January 1, 2002. During the first quarter of 2002, TGC sold the output of TNP One to First Choice and recorded revenue of $15.4 million related to the sales. The sales were priced at TGC’s cost of operating TNP One and, accordingly, TGC realized no net income from the sales. In the second and third quarters of 2002, pending the sale of TNP One, TGC sold the output of TNP One to third parties, including Sempra Energy Resources, the ultimate purchaser of TNP One. TGC recorded $39.5 million of revenue and $4.3 million of pre-tax income related to the sales of TNP One output during the last three quarters of 2002.

Note 6. Employee Benefit Plans

Pension and Postretirement Benefits Plans

TNMP and its subsidiaries sponsor a defined benefit pension plan covering substantially all of its employees. Benefits are based on an employee’s years of service and compensation. TNMP’s funding policy is to contribute the minimum amount required by federal funding standards. TNMP provides an excess benefit plan for certain key personnel and retired employees whose benefits in the principal plan federal law restricts. TNMP also sponsors a health care plan that provides postretirement medical and death benefits to retirees who satisfied minimum age and service requirements during employment.

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
	(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$86,485	$82,810	$10,985	$11,580
Service cost	2,095	2,321	388	345
Interest cost	5,168	5,564	686	732
Participant contributions	—	—	640	476
Plan amendments	207	—	—	—
Actuarial (gain) or loss, including changes in discount rate	2,040	3,422	195	(253)
Curtailments/settlements	(3,403)	—	—	—
Benefits paid	(7,294)	(7,632)	(2,030)	(1,895)

Benefit obligation at end of year	$85,298	$86,485	$10,864	$10,985

Change in plan assets:
Fair value of plan assets at beginning of year	$88,444	$90,019	$5,556	$7,055
Actual return on plan assets, net of expenses	3,669	5,833	469	(949)
Settlements	(3,403)	—	—	—
Employer contributions	3,636	—	1,047	865
Participant contributions	—	—	638	474
Benefits paid	(7,294)	(7,408)	(2,022)	(1,889)

Fair value of plan assets at end of year	$85,052	$88,444	$5,688	$5,556

Reconciliation of funded status
Funded status	$(245)	$1,960	$(5,175)	$(5,429)
Unrecognized actuarial gain	(2,335)	(7,006)	(436)	(513)
Unrecognized transition obligation	—	—	2,918	3,243
Unrecognized prior service cost	(1,632)	(2,039)	—	—

Accrued benefit liability	$(4,212)	$(7,085)	$(2,693)	$(2,699)

Amounts recognized in the consolidated balance sheets
Accrued benefit liability	$(4,213)	$(7,433)	$(2,693)	$(2,699)
Accumulated other comprehensive loss	1	348	—	—

Accrued benefit liability	$(4,212)	$(7,085)	$(2,693)	$(2,699)

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.00%	6.50%	6.00%	6.50%
Average rate of compensation increase	3.50%	3.50%	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $82.9 million and $82.8 million at December 31, 2003 and 2002, respectively.

The projected benefit obligation of the excess benefit plan, which has an accumulated benefit obligation in excess of plan assets, was $3.5 million and $6.3 million at December 31, 2003 and 2002, respectively. The accumulated benefit obligation of the excess benefit plan was $3.4 million and $6.2 million at December 31, 2003 and 2002, respectively. The excess benefit plan had no plan assets at December 31, 2003 and 2002, respectively.

The 2003 projected benefit obligation and 2003 net periodic benefit cost of the excess benefit plan were affected by the settlement of obligations related to the termination of a former member of TNMP’s senior management. The benefits payable to the former member of senior management under the excess benefit plan were a significant portion of the total obligations of the excess benefit plan.

TNMP has recognized the reduction in postretirement benefits plan liabilities due to the changes in Medicare that became law in December 2003. Recognition of the provisions of the new law reduced the accumulated benefit obligation of the postretirement benefits plan by approximately $0.4 million. TNMP has not determined how the reduction in the accumulated benefit obligation will be reflected in the net postretirement benefit costs of the years 2004 and beyond. There have been no changes to estimates of either participation rates or per capita claims cost as a result of the new law. Accounting guidance on the accounting for the federal subsidy included in the new law is pending. Accordingly, authoritative guidance that may be issued in the future could require changes to the information reported here. Based on the advice of TNMP’s actuary, TNMP has concluded that its plan is at least actuarially equivalent to Medicare Part D.

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
	(In thousands)
Components of net periodic benefit cost
Service cost	$2,095	$2,321	$2,406	$389	$345	$394
Interest cost	5,168	5,564	5,715	686	732	831
Expected return on plan assets	(6,959)	(7,722)	(8,125)	(334)	(412)	(442)
Settlements	362	—	—	—	—	—
Amortization of prior service cost	(200)	(220)	(220)	—	—	—
Amortization of transitional (asset) or obligation	—	—	—	324	324	325
Recognized actuarial (gain) loss	298	193	1	(17)	(126)	(91)

Net periodic benefit cost	$764	$136	$(223)	$1,048	$863	$1,017

Increase (decrease) in minimum pension liability included in other comprehensive income	$(346)	$(509)	$856	$—	$—	$—

Weighted-average assumptions to determine net periodic benefit cost for the years ended December 31
Discount rate	6.50%	7.25%	7.50%	6.50%	7.25%	7.50%
Expected long-term rate of return on plan assets	8.50%	9.00%	9.50%	6.00%	6.00%	5.25%
Average rate of compensation increase	3.50%	4.00%	4.00%	N/A	N/A	N/A

The expected long-term rate of return on pension plan assets is based on an investment strategy that allocates pension plan assets among equity, TIPS, and money market assets based on a formula dependent upon the composite price/earnings ratio of the S&P 500 index and the current yield on TIPS. In developing the expected long-term rate of return assumption, TNMP reviewed expectations of asset class returns as well as long-term inflation assumptions developed by independent consultants and economists. Projected investment returns were based on equity and fixed income indices, which represent broad market expectations. TNMP determines the expected long-term rate of return by weighting the expected return on each asset class by the expected asset allocation produced by the investment strategy.

The assumed health care cost trend rate used to measure the expected cost of benefits was 9 percent for 2003 and is assumed to trend downward slightly each year to 5 percent for 2007 and thereafter. TNMP’s exposure to cost increases in the postretirement benefit plan is minimized by a provision that limits TNMP’s share of costs under the plan. Costs of the plan in excess of the limit are borne wholly by the participants. TNMP reached the cost limit at the end of 2001. As a result, a one-percentage-point change in assumed health care cost trend rates would have no effect on either the 2003 net periodic expense or the year-end 2003 postretirement benefit obligation.

	Pension Plan Assets		Postretirement Benefits Plan Assets
	2003	2002	2003	2002
Weighted-average asset allocations by asset category at December 31
Equities	11%	8%	13%	10%
Debt securities (composed entirely of TIPS)	11%	10%	10%	10%
Other (money market assets)	78%	82%	77%	80%

	100%	100%	100%	100%

TNMP’s investment policy for both the pension plan and postretirement benefit plan is to have a reasonably balanced investment approach, with a long-term bias toward equity investments. TNMP’s investment strategy allocates plan assets among equity, TIPS, and money market assets based on a formula dependent upon the composite price/earnings ratio of the S&P 500 index and the current yield on TIPS. For the pension plan, the target equity allocation is a function of the price/earnings ratio of the S&P 500 index, as shown in the following table.

PE Ratio Bands	S&P 500 PE Ratio	Target Equity Allocation	Allowable Range
I	Greater than 23.5	10%	5% to 15%
II	Less than or equal to 23.5 and greater than 19.25	30%	25% to 35%
III	Less than or equal to 19.25 and greater than 13.0	50%	45% to 55%
IV	Less than or equal to 13.0 and greater than 11.0	70%	65% to 75%
V	Less than or equal to 11.0	90%	85% to 95%

The target equity allocation for the postretirement benefit plan is also a function of the price/earnings ratio of the S&P 500 index, as shown in the following table.

PE Ratio Bands	S&P 500 PE Ratio	Target Equity Allocation	Allowable Range
I	Greater than 23.5	10.25%	5.25% to 15.25%
II	Less than or equal to 23.5 and greater than 19.25	33%	28% to 38%
III	Less than or equal to 19.25 and greater than 13.0	54%	49% to 59%
IV	Less than or equal to 13.0 and greater than 11.0	75%	70% to 80%
V	Less than or equal to 11.0	96%	91% to 100%

Assets not held in equities will be invested in fixed income investments, excluding an amount held in cash to pay current benefits and expenses. Once the target equity allocation for the plans has been determined, the remaining assets of the plans will be invested in TIPS subject to the limitations in the following tables.

If Yield on TIPS is declining.
Yield Bands	Yield on TIPS Investments	Target TIPS Allocation	Allowable Range
I	Less than 2.50	10%	5% to 15%
II	Greater than or equal to 2.50 and less than 2.65	20%	15% to 25%
III	Greater than or equal to 2.65 and less than 2.80	40%	35% to 45%
IV	Greater than or equal to 2.80 and less than 3.00	70%	65% to 75%
V	Greater than or equal to 3.00	100%	95% to 100%

If Yield on TIPS is increasing.

Yield Bands	Yield on TIPS Investments	Target TIPS Allocation	Allowable Range
I	Less than 2.60	10%	5% to 15%
II	Greater than or equal to 2.60 and less than 2.75	20%	15% to 25%
III	Greater than or equal to 2.75 and less than 2.90	40%	35% to 45%
IV	Greater than or equal to 2.90 and less than 3.10	70%	65% to 75%
V	Greater than or equal to 3.10	100%	95% to 100%

Assets of the plans that are not invested in equities or TIPS at any point in time will be invested in money market investments.

TNMP expects to contribute $0.3 million to the pension plan and $1.0 million to the postretirement benefits plan in 2004.

	Pension Benefits	Post- Retirement Benefits
	(In thousands)
Expected future benefit payments, reflecting expected future service, to be paid in
2004	$7,540	$1,028
2005	8,200	968
2006	7,910	947
2007	8,115	911
2008	8,290	894
2009 - 2013	41,850	4,708

Incentive Plans and Employment Agreements

TNMP has two incentive compensation plans. All employees participate in one or both of these plans. Incentive compensation is based on meeting key financial and operational performance goals such as earnings before interest, taxes, depreciation and amortization, customer satisfaction, and system reliability measures.

In connection with the Merger, TNMP entered into employment agreements with certain members of TNMP’s senior management. The employment agreements expired in April 2003. Expiration of the agreements did not change the status of the members of senior management that were covered by the employment agreements.

TNMP’s operating expenses for 2003, 2002, and 2001 included costs for the various plans and bonuses in employment agreements of $1.9 million, $2.7 million, and $4.7 million, respectively.

Other Employee Benefits

TNMP has a 401(k) plan designed to enhance the other retirement plans available to its employees. Employees may invest their contributions in various mutual funds. TNMP’s contributions are invested in the same manner as the employee’s contributions. TNMP’s operating expenses for 2003, 2002, and 2001 included contribution costs of $0.4 million, $0.6 million and $0.8 million, respectively.

Note 7. Income Taxes

Components of income taxes were as follows:

	2003	2002	2001
	(In thousands)
Taxes on net operating income:
Federal - current	$12,958	$(757)	$20,790
State - current and deferred	1,354	2,501	3,912
Federal - deferred	(394)	18,650	3,139
ITC adjustments	(874)	(1,459)	(1,585)

	13,044	18,935	26,256

Taxes on other income (loss):
Federal - current	661	231	288
Federal - deferred	—	—	82

	661	231	370

Tax benefit from cumulative effect of change in accounting principle (Note 3)	—	—	(720)

Total income taxes	$13,705	$19,166	$25,906

The amounts for total income taxes differ from the amounts computed by applying the appropriate federal income tax rate to earnings (loss) before income taxes for the following reasons:

	2003	2002	2001
Tax at statutory tax rate	$13,451	$18,430	$25,535
Amortization of accumulated deferred
ITC	(874)	(1,459)	(1,585)
Amortization of excess deferred taxes	(198)	(141)	(141)
State income taxes	1,354	2,501	3,108
Permanent differences	(34)	(57)	(694)
Other, net	6	(108)	(317)

Actual income taxes	$13,705	$19,166	$25,906

The tax effects of temporary differences that gave rise to significant portions of net current and net noncurrent deferred income taxes as of December 31, 2003, and 2002, are presented below.

	2003	2002
	(In thousands)
Current deferred income taxes:
Deferred tax assets: other	$70	$70

Noncurrent deferred income taxes:
Deferred tax assets:
Minimum tax carryforwards	$19,567	$19,028
Regulatory related items	10,910	11,461
Deferred purchased power	12,812	7,676
Accrued employee benefit costs	2,967	2,350
Excess earnings	14,296	14,296
Contribution in aid of construction	2,676	2,660
Other	167	207

	63,395	57,678

Deferred tax liabilities:
Utility plant, principally due to depreciation and basis differences, including TNP One recoverable stranded cost	(185,896)	(177,455)
Deferred charges	(21,080)	(19,988)
Other recoverable stranded costs (noncurrent)	(4,684)	(4,684)
Regulatory related items	(3,902)	(4,522)

	(215,562)	(206,649)

Noncurrent deferred income taxes, net	$(152,167)	$(148,971)

Federal tax carryforwards as of December 31, 2003, were as follows (in thousands):

Minimum tax credits
Amount	$19,567
Expiration period	None

Note 8. Long-Term Debt

TNMP 6.125 Percent Senior Notes due in 2008. On June 10, 2003, TNMP completed the sale of $250 million of 6.125 percent Senior Notes due 2008. On or after May 1, 2005, TNMP will be required to redeem the Senior Notes to the extent that it receives proceeds from the securitization of stranded costs. A portion of the proceeds from this sale was used to repay TNMP’s outstanding borrowings under the TNMP/First Choice Credit Facility of $207 million. As a result of the sale, TNMP has adequate cash to meet its working capital needs without the need for additional bank financing through at least the end of 2005. TNMP’s cash balance as of December 31, 2003, was approximately $56.9 million

TNMP/First Choice Credit Facility. The TNMP/First Choice Credit Facility expired in October 2003. Prior to the issuance of the 6.125 percent Senior Notes due in 2008, TNMP used the TNMP/First Choice Credit Facility to finance its working capital requirements. For the years ended December 31, 2003, 2002 and 2001, the average interest rate on the TNMP/First Choice Credit Facility was 3.5 percent, 3.0 percent and 5.7 percent, respectively. Also in October 2003, the NMPRC granted TNMP the authority to guarantee up to $50 million of First Choice power supply obligations as discussed in Note 2.

Maturities

As of December 31, 2003, TNMP has maturities of long-term debt for the five years following 2003 of $250 million in 2008, which is the scheduled maturity of TNMP’s 6.125 percent Senior Notes.

Note 9. Related Party Transactions

Under an agreement between TNMP and its parent TNP, dated June 6, 1997 and an agreement between First Choice, TNMP’s affiliated retail electric provider, and TNMP, dated March 1, 2001, TNMP supplies various services, facilities, and supplies to TNP and First Choice. These services include accounting, information services, legal, and human resources, billed at TNMP’s cost. In return, TNP and First Choice compensate TNMP for the use of the services, facilities and supplies. For the years ended December 31, 2003, 2002 and 2001, TNMP recorded the following amounts associated with related party transactions. Shared services billings are recorded on the balance sheet as accounts receivable. Transmission and distribution charges are recorded as revenue in the income statement.

	2003	2002	2001
	(in millions)
First Choice
Shared services billings	$13.9	$11.4	$1.6
Shared services owed as of December 31	2.9	3.0	2.0
Transmission and distribution charges billed	109.3	107.7	—
Transmission and distribution charges owed as of December 31	11.2	16.6	—

	2003	2002	2001
	(in millions)
TNP
Shared services billings	$1.8	$2.1	$1.4
Shared services owed as of December 31	0.1	1.1	0.4

The $109.3 million of transmission and distribution charges shown above represents approximately 44 percent of TNMP’s total revenue for the year ended December 31, 2003.

During 2002, TNMP borrowed excess cash from First Choice. During 2003, all intercompany loans were repaid. Due to cash on hand as a result of the sale of the 6.125 percent Senior Notes due in 2008 discussed in Note 8, TNMP does not expect to have intercompany borrowings during 2004.

During the first quarter of 2002, TNMP sold the output of TNP One to First Choice at cost. TNMP billed First Choice $15.4 million for the power.

In 2002, TNMP paid Laurel Hill a transaction fee of $1.3 million for acting as TNMP’s financial advisor in connection with the sale of TNP One. Laurel Hill received the fee pursuant to provisions of the SW Acquisition limited partnership agreement.

Note 10. Commitments and Contingencies

Energy Supply.

New Mexico. TNMP’s power requirements in New Mexico are supplied by PNM under a long-term wholesale power contract that expires in December 2006. In addition to providing power supply, PNM acts as TNMP’s agent to procure, schedule and dispatch wholesale power on TNMP’s behalf throughout the term of the contract.

Take or Pay Obligations. At December 31, 2003, TNMP had various outstanding commitments for take or pay provisions in its energy supply agreements. Detailed below is the fixed and determinable portion of the obligations (amounts in millions):

	2004	2005	2006	2007	2008
Purchased power agreements	$13.9	$13.4	$13.7	$—	$—

Legal Actions

Transmission Cost of Service. In June 2001 the Supreme Court of Texas overturned the methodology adopted by the PUCT to determine how much companies pay and charge for transmission services for the period January 1, 1997, through August 31, 1999. The PUCT had ordered a uniform methodology for all utilities operating within ERCOT and the Supreme Court stated that the costs needed to be determined on an individual company basis. During the third quarter of 2003, parties to the proceedings agreed to a settlement of the contested issues. As a result of the settlement, TNMP was required to pay $0.2 million.

Other

TNMP is involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the dispositions of these matters will not have a material adverse effect on TNP’s and TNMP’s consolidated financial condition or results of operations.

Note 11. Selected Quarterly Consolidated Financial Data (unaudited)

The following selected quarterly consolidated financial data for TNMP is unaudited, and, in the opinion of TNMP’s management, is a fair summary of the results of operations for such periods:

	March 31	June 30	September 30	December 31
	(In thousands)
2003
Operating revenues	$61,365	$67,761	$69,953	$50,409
Operating income	15,521	22,025	25,684	2,578
Net income (loss)	7,048	8,832	12,303	(2,901)

	March 31	June 30	September 30	December 31
2002
Operating revenues	$77,578	$76,568	$86,367	$63,394
Operating income	15,894	18,989	25,563	16,201
Net income	7,125	9,034	13,103	6,869

Generally, the variations between quarters reflect the seasonal fluctuations of the businesses of TNMP. The operating revenue, operating income and net income of TNMP in the fourth quarter of 2003 were reduced by the PUCT’s disallowance of $15.7 million of fuel and energy-related purchased power costs in the final fuel reconciliation, as discussed in Note 2.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

As of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of TNMP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of TNMP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) that is required to be included in TNMP’s periodic SEC filings.

There were no significant changes in TNMP’s internal controls or in other factors that could significantly affect these controls for the quarter ended December 31, 2003.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

Michael E. Bray, 56, became President and Chief Operating Officer of TNP on January 19, 2004. He became a director of TNP on January 14, 2004. He became a director of TNMP and Chairman of First Choice on February 4, 2004. From July 2000 until September 2003 he was President of PPL Electric Utilities and Vice Chair of PPL Gas Utilities, electric and gas utilities based in Allentown, Pennsylvania. From April 2000 to July 2000 he was Senior Vice President of PPL Electric. From February 1999 to April 2000 he was President and Chief Executive Officer of Consolidated Edison Development, Inc., a power generation subsidiary of Consolidated Edison Company of New York, New York. From March 1997 to February 1999 he was Senior Vice President—Electric Business Unit of Long Island Lighting Company (LILCO).

William J. Catacosinos, 73, has been a member of TNMP’s board of directors and Chairman, and Chief Executive Officer of TNP since the closing of the Merger in April 2000. In addition, he was President of TNP from April 2000 until January 2004. Since November 1998, Dr. Catacosinos has also served as Managing Partner of Laurel Hill Capital Partners. Dr. Catacosinos was Chairman and Chief Executive Officer of LILCO from January 1984 to July 1998.

Jack V. Chambers, 54, has served as Chairman, President and Chief Executive Officer of TNMP since April 2001. He was chairman of First Choice from September 2001 until January 2004. He was Senior Vice President and Chief Operations Officer of TNMP from October 2000 to April 2001. He was Senior Vice President and Chief Customer Officer of TNMP from 1994 until October 2000, and was a Senior Vice President of TNP from April 1996 until the closing of the Merger in April 2000.

James T. Flynn, 70, became a director of TNMP at the time of the Merger in April 2000 and of TNP in November 2000. Mr. Flynn, prior to his retirement, was President and Chief Operating Officer of LILCO from December 1996 to January 1999.

Leeam Lowin, 58, became a director of both TNP and TNMP at the time of the Merger in April 2000. For the past 36 years, Mr. Lowin has been an investment manager for private accounts. From 1984 to 1998, Mr. Lowin served as a consultant to LILCO. From July 1992 to March 1996, he was a member of the board of directors of AEL Industries and managed the sale of that company to Tracor.

Committees and Meetings

TNMP’s Board of Directors maintains the following two standing committees.

•	Audit Committee. This committee oversees the financial reporting process; reviews the annual and quarterly financial statements; recommends to the full board the appointment of the independent accountants and evaluates their performance and fees charged; reviews the internal audit function; meets with the independent accountants and with appropriate financial personnel and internal auditors regarding corporate financial reporting, accounting procedures and controls, and the scope of internal and independent audits; and evaluates officers’ compliance with ethics policies, national and state laws and regulations related to securities, criminal conduct and the environment. Messrs. Flynn and Lowin are the members of the TNMP Audit Committee, and Mr. Flynn is its chair. The Board of Directors has determined that both members of the Audit Committee are financial experts (as defined by the Securities and Exchange Commission).

•	Compensation Committee. This committee reviews the performance of the Company’s officers and establishes the appropriate level of base compensation ranges and specific base salaries within such ranges for the officers who report to the Chief Executive Officer; recommends actions with respect to adoption, amendment, administration or termination of compensation, welfare, benefit, pension and other plans related to compensation of employees; reviews the terms and conditions of all employee benefit plans; establishes performance goals for all incentive compensation plans and designates participants in incentive compensation plans for management; oversees the management organization; and makes recommendations to the full board with respect to directors’ compensation. Messrs. Flynn and Lowin comprise the Compensation Committee of TNMP, and Mr. Lowin is its chair.

During 2003, TNMP’s board of directors held eight meetings and took action by unanimous consent once. The TNMP Audit Committee held three meetings. The TNMP Compensation Committee held four meetings and took action by unanimous consent once. All directors attended at least 75 percent of the meetings of the Board of Directors and committees on which they served during 2003.

Director Compensation

Directors of TNMP who are not employed by TNMP or its affiliates receive an annual retainer of $28,000 from TNMP, and a fee of $1,250 for each meeting of the TNMP board and committees that he attends. Directors and committee members are also reimbursed for travel and other incidental expenses incurred in connection with their duties. Directors who are employees receive no additional compensation for serving as directors.

Compensation Committee Interlocks and Insider Participation

No Compensation Committee member is a director of or serves on the compensation committee of an entity that has an executive officer serving on TNMP’s Board of Directors or Compensation Committee or the board or compensation committee of TNP.

Executive Officers

The information set forth under “Employees and Executives” in Part 1 is incorporated here by reference.

Code of Ethics

TNMP, TNP and First Choice have adopted an ethics policy that applies to all of their respective employees. A copy of the policy is filed with this report as an exhibit.

Item 11.	EXECUTIVE COMPENSATION.

The following table summarizes the compensation paid to the Chief Executive Officer of TNMP and the other most highly compensated executive officers of TNMP (the “Named Executive Officers”) for services rendered in all capacities to TNMP and its affiliated companies during 2001, 2002 and 2003.

		Annual Compensation		All Other Compensation(3)
Name & Principal Position(1)	Year	Salary	Bonus(2)
Jack V. Chambers, Chairman, President and Chief Executive Officer of TNMP	2003 2002 2001	$380,000 380,000 342,627	$276,831 371,831 383,719	$6,914 10,577 10,997
W. Douglas Hobbs, Senior Vice President – Chief Operations Officer of TNMP	2003 2002 2001	$208,154 184,752 173,093	$189,372 174,679 165,809	$14,706 12,532 11,237
Scott Forbes, Senior Vice President-Chief Financial Officer, TNMP, Chief Financial Officer of First Choice	2003 2002 2001	$208,962 182,089 166,737	$104,169 119,985 124,897	$9,359 4,958 5,133
Michael D. Blanchard, Vice President and General Counsel, TNMP	2003 2002 2001	$168,898 168,898 168,898	$149,296 161,102 169,774	$7,840 9,697 10,437
Melissa D. Davis, Vice President - Human Resources, TNMP	2003 2002 2001	$168,898 168,898 168,898	$146,752 161,102 169,774	$7,868 9,727 10,190

(1)	The Named Executive Officers of TNMP are Messrs. Chambers, Hobbs, Forbes, Blanchard and Ms. Davis.

(2)	The 2003 amounts shown in this column consist of (a) bonuses in the amounts of $276,831 to Mr. Chambers, $113,634 to Mr. Hobbs, $74,000 to Mr. Forbes, and $118,877 to each of Mr. Blanchard and Ms. Davis paid on the anniversary date of their respective employment agreements, under the terms of such agreements and (b) bonuses relating to 2003 and paid in 2004 under the TNMP incentive compensation plans. The employment agreements under which TNMP paid the annual bonuses described in (a) expired on April 7, 2003.

(3)	The 2003 amounts in this column and the table below consist of the following items earned or paid in 2003: (a) company contributions to TNMP’s 401(k) plan, including incentive matching contributions for 2003 paid in 2004; and (b) premiums for group life insurance paid by the Company (none of the Named Executive Officers has any cash value rights related to such insurance):

	401(k) Plan	Life Insurance Premiums
Mr. Chambers	6,000	914
Mr. Hobbs	11,855	2,851
Mr. Forbes	8,342	1,017
Mr. Blanchard	7,045	795
Ms. Davis	7,045	823

Pension Plan

The pension plan is a noncontributory defined benefit plan. Effective October 1, 1997, we amended our pension plan to change it to a cash balance retirement plan. As amended, the pension plan provides benefits based on an account balance rather than a formula-based benefit. Employees who, as of October 1, 1997, were at least 55 years of age, or were at least 50 years of age and had at least 10 years of service, can be “grandfathered” in the prior pension plan, and will receive benefits under the plan that provides the greater retirement payments.

The amended pension plan bases its benefits on an employee’s account balance when he or she retires or leaves the company. An employee’s initial account balance was based on his or her accrued pension benefits under the pre-amendment plan or at the time of his or her employment. The account balance grows as the company adds benefit credits consisting of a percentage of compensation and interest credits based on one-year Treasury constant maturities rates. All employees are eligible to participate in the pension plan. All Named Executive Officers participate in the pension plan, as amended. Participants may receive plan benefits as an annuity or as a lump sum.

The following table lists the estimated annual benefits payable at normal retirement age for the Named Executive Officers, which are based upon the current qualified pay limits ($205,000 in 2004) projected forward, if such officer elects to receive plan benefits as an annuity. Benefits based upon pay above the qualified pay limits are nonqualified and are paid from the Excess Benefit Plan, discussed below:

Name	Total Annuity	Pension Plan Annuity	Excess Benefit Plan Annuity
Chambers, Jack V.	$113,000	$49,000	$64,000
Hobbs, William D.	31,000	21,000	10,000
Scott Forbes	63,000	41,000	22,000
Blanchard, Michael D.	56,000	40,000	16,000
Davis, Melissa D.	75,000	48,000	27,000

Employment Contracts and Termination, Severance and Change of Control and Arrangements

Mr. Chambers. Mr. Chambers is employed pursuant to a one-year employment agreement with TNMP that became effective on April 8, 2003. It provides that Mr. Chambers will receive a base salary of not less than $380,000 and is eligible to receive any annual, long-term or other incentive bonuses then in effect for TNMP officers, provided he remains employed by TNMP at the end of each calendar year during the term of his agreement. The amount of his annual incentive bonus will be based on the attainment of financial and operational goals to be established.

Mr. Chambers’ agreement also provides that if Mr. Chambers’ employment is terminated for any reason, he (or his estate, in the event of his death) shall be entitled to receive a special lump sum retirement benefit equal to $848,677. If Mr. Chambers’ employment is terminated for Cause, all rights under his employment agreement (other than the special retirement benefits described in the preceding sentence) shall cease and he shall not be entitled to any additional compensation or payments under his employment agreement.

Mr. Cheema. TNMP has agreed to provide Manjit Cheema, the president of First Choice, (or his estate, in the event of his death) with a special lump sum retirement benefit equal to $700,000 if his employment with First Choice is terminated for any reason.

Change of Control Agreements. Each of the Named Executive Officers of TNMP has entered into a change of control agreement. Under such agreements, if, within the period beginning 90 days prior to and ending 365 days after a change of control of TNP Enterprises, TNMP or, in the case of Messrs. Chambers, Blanchard, Forbes and Ms. Davis, First Choice, the officer’s employment is terminated without Cause (as the agreements define such term) or the officer resigns following a significant change in duties, responsibilities, authority, title, reporting responsibilities, compensation or benefits, then the officer would become entitled to receive:

(a)	an amount equal to the officer’s (i) unpaid annual base salary and accrued vacation pay through the effective date of termination, plus (ii) the target annual bonus under the TNMP short-term incentive plan then in effect, pro-rated for the completed portion of the then-existing fiscal year;

(b)	a lump sum equal to three times the officer’s annual base salary, in the case of Messrs. Chambers, Forbes and Hobbs, or two times such salary, in the case of Mr. Blanchard and Ms. Davis; such amount would be grossed up by the amounts of any excise taxes payable on such lump sum, pursuant to Section 4999 of the Internal Revenue Code of 1986, and any additional excise and income taxes that result from each gross up payment; and

(c)	health and dental insurance at a cost to such officer equal to that paid by TNMP employees for a period of three years, in the case of Messrs. Chambers, Forbes and Hobbs, or two years, in the case of Mr. Blanchard and Ms. Davis.

If the officer is terminated for Cause, or terminates his or her employment other than for the reasons giving rise in the change of control benefits, the officer will not receive any change in control benefits. In addition, each officer will be entitled to receive the benefits described in paragraphs (b) and (c), above only if the officer executes a release in such form as TNMP requires releasing TNMP from any and all further liability in connection with such termination, and such release becomes effective by its terms.

Each agreement shall terminate upon the earliest of (a) the date that all obligations of the parties to the respective agreement have been satisfied; (b) the date, prior to a change of control, that the officer is no longer employed by TNMP; (c) the second anniversary of a change of control; and (d) April 7, 2006, the third anniversary of the effective date of the respective agreements.

Report on Executive Compensation of TNMP Compensation Committee

The TNMP Compensation Committee oversees all executive compensation matters TNMP. Messrs. Flynn and Lowin are members of the Committee. This report describes the Committee’s compensation policies applicable to TNMP executive officers during 2003.

Compensation Philosophy and Strategy.

Prior to April 7, 2003, the Named Executive Officers of TNMP were compensated in accordance with employment agreements that expired on that date. Those agreements had been in place since April 7, 2000, the date of the Merger. Mr. Chambers was compensated in accordance with a new one-year employment agreement, as described below.

The Committee believes that executives’ compensation should both be competitive with other companies in the competitive market in which it operates and serve to advance TNMP’s interests. To that end, we believe that executives should be rewarded when TNMP’s operations and financial returns reflect above-average performance and continuing improvement in operations, customer satisfaction and shareholder value.

The key components of executives’ compensation are a base salary and annual incentive compensation. Under this approach, TNMP can pay salaries that are competitive in the markets in which it operates, and provide an incentive to these officers to serve TNMP’s interests by making a significant portion of their compensation — namely, the incentive compensation — contingent on TNMP’s performance.

The Committee relates total compensation levels for TNMP’s executive officers to the total compensation paid to similarly situated executives of a peer group of companies, both within and outside of the electric utility industry, that are of a similar size and have performance characteristics similar to TNMP. TNMP relies on a number of industry-specific and general salary survey reports and studies in determining the levels of compensation and increases in compensation.

Base and total compensation are targeted to approximate the median of the peer group. However, because of the performance-oriented nature of the incentive programs, total compensation may exceed market norms when TNMP exceeds its targeted performance goals. Likewise, total compensation may lag the market when they do not.

Base Salary. The Committee determines salaries for all officers annually, based on the review of each executive’s level of responsibility, experience, expertise, sustained corporate performance and, in the case of officers other than the Chief Executive Officer, upon the recommendation of the Chief Executive Officer. TNMP’s base salaries approximate the median level of salaries paid to executives at similarly situated companies.

Incentive Compensation. A portion of each Named Executive Officer’s compensation under his or her employment agreement consists of an annual incentive bonus paid under the TNMP Management Short-Term and Broad-Based Incentive Compensation Plans. This bonus may range from 0 percent to 37.5 percent of the officer’s base salary, and is based on the attainment of certain pre-established financial and operational goals. It is also subject to the officer’s employment with TNMP through the end of the relevant year.

TNMP paid the incentive bonuses for the 2003 performance period in February 2004. The performance measures for the Named Executive Officers other than Mr. Hobbs also included measures used by First Choice in its Management Short-Term and Broad-Based Incentive Compensation Plans. The financial measures include (i) a financial measure of earnings before interest, taxes, dividends and amortization (EBITDA) for TNMP and First Choice (ii) TNMP operational performance measures of customer satisfaction, system reliability and safety, and (iii) First Choice operational performance measures of customer satisfaction, customer retention, collections, billing accuracy, timeliness of switching and customer responsiveness, and (iv) measures of performance applicable to different TNMP departments. The overall attainment of the performance measures resulted in a composite payout of 134.5 percent of target for TNMP’s transmission and distribution employees, including Mr. Hobbs, or approximately 35.3 percent of his annual base salary; 70.3 percent of target for persons in TNMP’s shared services organization, including Mr. Blanchard, and Ms. Davis, or approximately 17.5 percent of their annual base salary; and 56.6 percent of target for Mr. Forbes, TNMP’s chief financial officer, or approximately 14.3 percent of his annual base salary. Mr. Chambers received no incentive compensation payments for 2003.

The performance measures at TNMP were generally at or above target. The Committee approved an adjustment to the TNMP EBITDA goal to reflect a reduction in EBITDA caused by the PUCT’s disallowance of a portion of $15.7 million of fuel an energy-related purchased power costs that TNMP incurred in 2000 and 2001. This adjustment resulted in the payment of the 2003 incentive compensation related to that financial goal at near the maximum level.

The attainment of the First Choice EBITDA financial goal was a prerequisite to any payout with respect to any First Choice goal. Since First Choice’s EBITDA was below the level originally specified, no amounts were paid with respect to any First Choice goal.

In 2003, a portion of TNMP’s matching contribution to the TNMP 401(k) retirement plan for employees was based on the same financial performance measure used in the TNMP Management Short-Term and Broad-Based Incentive Compensation Plans. During the year, TNMP matches its employees 401(k) contributions in amounts up to 3 percent of their base salaries, up to a maximum of $6,000. In February 2004, TNMP made an incentive matching contribution based on the 2003 incentive compensation performance measures to the 401(k) accounts of eligible participants, including executive officers, equal to approximately 97.6 percent of the amount TNMP matched during the year for each participating TNMP transmission and distribution employee, including Mr. Hobbs, and approximately 39 percent of the total amount that TNMP matched for TNMP shared service employees, including Messrs. Forbes and Blanchard and Ms. Davis. Mr. Chambers received no matching payment.

Compensation of TNMP Chairman and Chief Executive Officer.

Mr. Chambers’ compensation was as provided in his employment contract, which became effective on April 8, 2001, when he was elected Chairman, President and Chief Executive Officer of TNMP. This agreement is described in this report under “Executive Compensation – Employment Contracts and Termination, Severance and Change of Control Arrangements.”

Internal Revenue Code §162(m).

Internal Revenue Code Section 162(m) limits tax deductions for executive compensation to $1 million. There are several exemptions to Section 162(m), including one for qualified performance-based compensation. To be qualified, performance-based compensation must meet various requirements, including shareholder approval. The Committee’s policy with respect to the deductibility limit of Section 162(m) generally is to preserve the federal income tax deductibility of compensation paid when it is appropriate and is in the best interests of TNP and its shareholders. However, the Committee reserves the right to authorize the payment of nondeductible compensation if it deems that such action is appropriate.

TNMP Compensation Committee

Leeam Lowin, Chair

James T. Flynn

The Joint Compensation Committee Report on Executive Compensation will not be deemed incorporated by reference by any general statement incorporating this report by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that TNMP specifically incorporates the information by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

TNMP does not have any compensation plan, including individual compensation arrangements, under which equity securities of TNMP or any of its affiliates are authorized for issuance.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2002, TNMP paid Laurel Hill a transaction fee of $1.3 million for acting as TNMP’s financial advisor in connection with the sale of TNP One. Laurel Hill received the fee pursuant to provisions of the SW Acquisition limited partnership agreement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued (in thousands) by TNMP for the audit and other services provided by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002.

	2003	2002
Audit fees(1)	$380	$238
Audit-related Fees(2)	40	26
Tax fees(3)	5	27
All other fees(4)	79	—

Total	$504	$291

The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by TNMP’s independent auditors. The Audit Committee pre-approved all audit-related and non-audit services in 2003 and 2002.

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees consisted primarily of accounting consultations, employee benefit plan audits, and other attestation services.

(3)	Includes fees for tax compliance, tax planning and tax advice.

(4)	All other fees principally include risk assessment services related to First Choice energy supply.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following financial statements are filed as part of this report:

Reports on Form 8-K:

TNMP filed an 8-K dated November 13, 2003 to report the issuance of its third quarter 2003 Earnings Release.

TNMP filed an 8-K dated November 26, 2003 to report the Proposal for Decision on the Final Fuel Reconciliation.

TNMP filed an 8-K dated December 18, 2003 to report Standard & Poor’s Inc. had lowered the corporate credit rating for TNMP.

(b)	The Exhibit Index on page 55 is incorporated here by reference.

(c)	All financial statement schedules are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related Notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY

Date: March 2, 2004	By:	\s\ JACK V. CHAMBERS

Jack V. Chambers, President & Chief Executive Officer

Date: March 2, 2004	By:	\s\ SCOTT FORBES

Scott Forbes, Senior Vice President & Chief Financial Officer

Date: March 2, 2004	By:	\s\ JOSEPH HEGWOOD

Joseph Hegwood, Vice President & Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

		Title	Date

By	\s\ JACK V. CHAMBERS Jack V. Chambers	Chairman, President and Chief Executive Officer of TNMP	3\02\04

By	\s\ WILLIAM J. CATACOSINOS William J. Catacosinos	Director	3\02\04

By	\s\ MICHAEL E. BRAY Michael E. Bray	Director	3\02\04

By	\s\ JAMES T. FLYNN James T. Flynn	Director	3\02\04

By	\s\ LEEAM LOWIN Leeam Lowin	Director	3\02\04

EXHIBIT INDEX

•	Exhibits filed with this registration statement are denoted by “*.”

•	Agreements with management are denoted by “+”.

•	Certain exhibits are incorporated by reference to the exhibits and prior filings noted in parentheses.

Exhibit No.	Description

3(i)	Amended and Restated Articles of Incorporation. (Ex. 3(b)(i), TNMP Form 10-Q, quarter ended March 31, 2000).

3(ii)	Amended and Restated Bylaws. (Ex. 3(ii), TNMP Form S-4/A filed Nov. 4, 2003).

3(iii)	Articles of Amendment filed April 25, 2001. (Ex. 3, TNMP Form 10-Q, quarter ended June 30, 2001).

3(iv)	Articles of Amendment filed August 16, 2001. (Ex. 3(iv), TNMP 2001 Form 10-K)

4(a)	Indenture dated Jan. 1, 1999 between TNMP and the Chase Bank of Texas, N. A. (Ex. 4(w), TNMP 1998 Form 10-K).

4(b)	First Supplemental Indenture dated Jan. 1, 1999 to Indenture dated Jan. 1, 1999 between TNMP and the Chase Bank of Texas, N. A. (Ex. 4(x), TNMP 1998 Form 10-K).

4(c)	Second Supplemental Indenture dated June 1, 2003, to Indenture dated Jan. 1, 1999 between TNMP and JPMorgan Bank (successor to The Chase Bank of Texas, N.A.) (Ex. 4, TNMP Form 10-Q, quarter ended June 30, 2003)

10(a)	Contract dated April 29, 1987, between TNMP and El Paso Electric Company (Ex. 10(f), Form 8 applicable to TNMP 1986 Form 10-K).

10(b)	Interconnection Agreement between TNMP and Plains Electric Generation and Transmission Cooperative, Inc. dated July 19, 1984 (Ex. 10(j), Form 8 applicable to TNMP 1986 Form 10-K).

10(c)	Interchange Agreement between TNMP and El Paso Electric Company dated April 29, 1987 (Ex. 10(l), Form 8 applicable to TNMP 1986 Form 10-K).

10(d)	Amendment No. 1, dated Nov. 21, 1994, to Interchange Agreement between TNMP and El Paso Electric Company (Ex. 10(nn)1, TNP and TNMP 1994 Form 10-K).

10(e)	DC Terminal Participation Agreement between TNMP and El Paso Electric Company dated Dec. 8, 1981 as amended (Ex. 10(m), Form 8 applicable to TNMP 1986 Form 10-K).

10(f)+	Agreements dated April 8, 2001, and April 16, 2001 between Jack V. Chambers and TNMP (Ex. 10(j), TNMP 2001 Form 10-K).

10(g)+	Form of Change in Control Agreement between TNMP and each of Jack V. Chambers, Scott Forbes, W. Douglas Hobbs, Michael D. Blanchard, and Melissa D. Davis. (Ex, 10(h), Form S-4/A, filed Nov. 4, 2003)

10(h)	Wholesale Requirements Power Sale and Services Agreement Between Public Service Company of New Mexico and Texas-New Mexico Power Company dated June 29, 2001. (Exhibit 10(i), Form S/4A filed Nov. 4, 2003).

*14	Code of Ethics

*21	Subsidiaries of the Registrant.

*31.1	Certification of Jack V. Chambers pursuant to Rule 13a-14(a) /Rule 15d-14(a) of the Securities Exchange Act.

*31.2	Certification of Scott Forbes pursuant to Rule 13a-14(a) /Rule 15d-14(a) of the Securities Exchange Act.

*32.1	Certification of Jack V. Chambers pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of Scott Forbes pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.