Form 10-Q
period 2004-03-31
TEXAS NEW MEXICO POWER CO
filed 2004-05-05
CIK 22767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Texas New-Mexico Power Company and Subsidiaries

Quarterly Report on Form 10-Q for the period ended March 31, 2004

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
OPERATING REVENUES	$61,654	$61,365

OPERATING EXPENSES:
Purchased power	17,446	16,959
Other operating and maintenance	17,913	16,773
Depreciation of utility plant	7,349	7,055
Taxes other than income taxes	5,238	5,057

Total operating expenses	47,946	45,844

OPERATING INCOME	13,708	15,521

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	6,531	4,286
Other interest and amortization of debt-related costs	569	680
Other income and deductions, net	(474)	(347)

Total	6,626	4,619

INCOME BEFORE INCOME TAXES	7,082	10,902
Income taxes	2,338	3,854

NET INCOME	$4,744	$7,048

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
NET INCOME	$4,744	$7,048

Cash flow hedges, net of tax:
Interest rate hedge, net of reclassification adjustment (Note 4)	129	(428)

Total cash flow hedges	129	(428)

COMPREHENSIVE INCOME	$4,873	$6,620

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$58,167	$50,049
Purchased power costs paid	(17,477)	(14,188)
Cash paid for payroll and to other suppliers	(14,783)	(14,391)
Interest paid, net of amounts capitalized	(5,504)	(7,032)
Income taxes refunded	630	904
Other taxes paid	(11,362)	(10,094)
Other operating cash receipts and payments, net	278	196

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,949	5,444

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(9,363)	(8,884)

NET CASH USED IN INVESTING ACTIVITIES	(9,363)	(8,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions:
Senior notes	(5,000)	—
Notes payable to affiliate	—	(10,757)
Borrowings from TNMP/First Choice credit facility - net	—	14,000
Financing costs	(295)	73

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,295)	3,316

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,709)	(124)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,907	284

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,198	$160

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$4,744	$7,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of utility plant	7,349	7,055
Amortization of debt-related costs and other deferred charges	688	551
Allowance for funds used during construction	(277)	(220)
Deferred income taxes	2,477	(120)
Investment tax credits	(317)	(159)
Deferred purchased power and fuel costs	34	921
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	4,377	(5,349)
Accounts payable	(2,806)	1,727
Accrued interest	1,043	(2,611)
Accrued taxes	(5,315)	(103)
Changes in other current assets and liabilities	(2,223)	(3,866)
Other, net	175	570

NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,949	$5,444

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	December 31, 2003
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,198	$56,907
Special deposits	2,524	2,520
Accounts receivable	28,066	32,443
Materials and supplies, at lower of cost or market	1,143	1,082
Deferred purchased power and fuel costs	220	135
Accumulated deferred income taxes	70	70
Other current assets	869	457

Total current assets	85,090	93,614

UTILITY PLANT:
Electric plant	809,120	804,622
Construction work in progress	15,116	13,666

Total	824,236	818,288
Less accumulated depreciation	265,148	259,670

Net utility plant	559,088	558,618

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	343	343
Recoverable stranded costs	298,651	298,651
Regulatory tax assets	1,906	1,685
Deferred charges	28,418	28,437

Total long-term and other assets	329,318	329,116

	$973,496	$981,348

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,971	$13,302
Accrued interest	8,608	7,565
Accrued taxes	3,476	8,791
Accrued payroll and benefits	3,054	5,048
Customers’ deposits	740	702
Accrued dividends	6,000	—
Other current liabilities	4,014	3,808

Total current liabilities	33,863	39,216

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	40,963	40,844
Accumulated deferred income taxes	154,944	152,167
Accumulated deferred investment tax credits	18,142	18,459
Regulatory liability-accrued cost of removal	38,895	38,218
Deferred credits and other liabilities	23,124	22,839

Total long-term and other liabilities	276,068	272,527

LONG-TERM DEBT	418,713	423,626

COMMON SHAREHOLDER’S EQUITY:
Common stock, $10 par value per share Authorized 12,000,000 shares; issued 10,705 shares	107	107
Capital in excess of par value	197,751	197,751
Retained earnings	49,142	50,398
Accumulated other comprehensive loss	(2,148)	(2,277)

Total common shareholder’s equity	244,852	245,979

COMMITMENTS AND CONTINGENCIES (Note 7)
	$973,496	$981,348

The accompanying notes are an integral part of these consolidated financial statements.

Texas-New Mexico Power Company and Subsidiaries

Notes to Consolidated Interim Financial Statements

Note 1. Interim Financial Statements

The interim consolidated financial statements of TNMP and subsidiaries are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated interim financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNMP’s 2003 Annual Report on Form 10-K.

Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholder’s equity.

Note 2. Regulatory Matters

Texas

Retail Competition. As reported in TNMP’s 2003 Annual Report on Form 10-K, the Texas electricity market has been open to retail competition since January 1, 2002. In accordance with Senate Bill 7, TNMP provides transmission and distribution services at regulated rates to various retail electric providers that, in turn, provide retail electric service within TNMP’s Texas service area.

2004 True-Up Proceeding. On January 22, 2004, TNMP filed its true-up proceeding with the Public Utility Commission of Texas (PUCT). The PUCT assigned Docket No. 29206 to the true-up proceeding. The purpose of the true-up proceeding is to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. The proceeding examined a number of issues, including the sale of TNP One that occurred in October 2002, the final fuel reconciliation and the clawback.

Based on TNMP’s true-up filing, the fair value of TNP One, less cost to sell, was approximately $117.6 million. The book value of TNP One as of December 31, 2001, was approximately $425.1 million.

In January 2004, the PUCT issued an order that disallowed $15.7 million of fuel and energy-related purchased power costs that TNMP incurred in 2000 and 2001. TNMP recorded the $10.1 million after-tax effect of the disallowance, and associated interest, in the fourth quarter of 2003. As a result of the PUCT decision, TNMP has an over-recovered balance of fuel and energy-related purchased power costs of $41.0 million as of March 31, 2004. The balance of fuel and energy-related purchased power costs resulting from the final fuel reconciliation is included in the true-up proceeding. TNMP’s over-recovered balance will reduce the amount of stranded costs TNMP would be entitled to recover from its transmission and distribution customers.

Senate Bill 7 includes a provision, commonly known as the clawback, that would require First Choice Power (First Choice), TNMP’s affiliated retail electric provider, to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. TNMP would then pass the credit received from First Choice to its transmission and distribution customers. The PUCT will confirm the amount of the clawback in the true-up proceeding. As indicated in the true-up filing, First Choice estimates that its clawback liability is $15.9 million. Accordingly, TNMP has recorded a receivable from First Choice, and a liability to retail transmission and distribution customers, of $15.9 million.

In April 2004, the State Office of Administrative Hearings conducted hearings regarding the true-up proceeding. The schedule established for the true-up proceeding calls for a final order to be issued near the end of the second quarter of 2004. Following the true-up, the PUCT is required to conduct proceedings that will adjust TNMP’s rates to reflect the results of the true-up. However, TNMP is unable to predict the timing of this proceeding.

Action taken by the PUCT in the true-up proceeding could affect the ultimate recovery of the amounts requested as recoverable stranded costs. PUCT action that limits the recovery of requested stranded costs could have a material impact on TNMP’s financial position and cash flows.

Cities Rate Review. During the fourth quarter of 2003, several Texas cities passed resolutions requiring TNMP to file certain financial information with the cities so that the cities may determine whether TNMP’s transmission and distribution rates are reasonable. TNMP filed information in response to the resolutions in November 2003 and has responded to additional requests for information from the cities. TNMP cannot predict what action the cities may take, or what effects any such action may have on its financial position, cash flows, or results of operation at this time.

Transmission Cost Recovery Factor. Due to changes in wholesale transmission rates, TNMP requested an update to its transmission cost recovery factor (TCRF). The TCRF is a non-bypassable transmission service charge paid by retail electric providers. On March 1, 2004, the PUCT approved a TCRF update in Docket No. 29295. TNMP estimates that this TCRF update will increase annual transmission revenue by $0.5 million.

New Mexico

Affiliated Guarantee. In October 2003, the New Mexico Public Regulation Commission (NMPRC) granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. TNMP expects that its authority to guarantee the power supply obligations of First Choice will terminate on June 1, 2004, when First Choice expects to have established a bankruptcy remote special purpose entity (SPE) under authorization granted by the PUCT in Docket No. 29081. The SPE will be established in connection with First Choice’s power supply agreement with Constellation.

Note 3. Accounting Developments

Employers’ Disclosures about Pensions and Other Postretirement Benefits

TNMP has applied the revised disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). The revisions to SFAS 132 were issued in December 2003, and require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosures that are required by SFAS 132 are included in Note 5.

Accounting for Asset Retirement Obligations

TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNMP. As a result of the adoption of SFAS 143, TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. Accordingly, TNMP has reclassified the estimated utility plant removal costs, which were $38.9 million and $38.2 million as of March 31, 2004 and December 31, 2003, respectively, from accumulated depreciation to a regulatory liability included in long-term and other liabilities on the balance sheet.

Note 4. Derivative Instruments, Hedging Activities, and Other Comprehensive Income

Normal Purchases and Sales. In the normal course of business, TNMP enters into commodity contracts, which include “swing” components for additional purchases or sales of electricity, in order to meet customer requirements. The Financial Accounting Standards Board (FASB) has defined criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception provided by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” Based on the FASB’s guidance, the management of TNMP has determined that its contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP does not account for its electricity contracts as derivatives.

Hedging Activities

TNMP may enter into agreements for derivative instruments, including options and swaps, to manage risks related to changes in interest rates. At the inception of any such transactions, TNMP documents relationships between the hedging instruments and the items being hedged. The documentation includes the strategy that supports executing the specific transaction.

TNMP Interest Rate Hedges. In October 2002, TNMP executed two $75 million interest rate swap transactions designed to manage interest rate risk associated with the expired TNMP/First Choice Credit Facility. TNMP terminated the swaps in June 2003 in connection with the issuance of its $250 million of 6.125 percent Senior Notes due in 2008.

In May 2003, TNMP executed a $250 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of its $250 million of 6.125 percent Senior Notes due in 2008. The rate lock effectively fixed the five-year Treasury yield upon which the yield of the Senior Notes was based at approximately 2.6 percent. TNMP paid $4.2 million upon the issuance of the Senior Notes in June 2003 to settle the rate lock. The cost of the rate lock was recorded in accumulated other comprehensive income and will be amortized to interest expense over the life of the Senior Notes.

The interest rate swaps and the Treasury rate lock were designated as cash flow hedges. The instruments were highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three months ended March 31, 2004 and 2003, TNMP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swaps and Treasury rate lock in other comprehensive income as shown in the following table.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$—	$—	$—	$(1,067)	$407	$(660)
Reclassification adjustments	208	(79)	129	374	(142)	232

Other comprehensive income (loss)	$208	$(79)	$129	$(693)	$265	$(428)

TNMP displays cash flows from interest rate hedging transactions in the cash flow statement as cash flow from operations, in accordance with the provisions of SFAS No. 104, “Statement of Cash Flows-Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions.”

Note 5. Employee Benefit Plans

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

The components of net periodic benefit cost of TNMP’s employee benefit plans for the three months ended March 31, 2004 and 2003 are shown in the following table (amounts in thousands).

	Pension Benefits Three Months Ended March 31,		Postretirement Benefits Three Months Ended March 31,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$554	$1,123	$106	$97
Interest cost	1,231	2,753	162	170
Expected return on plan assets	(1,532)	(3,691)	(89)	(83)
Settlements	—	206	—	—
Amortization of prior service cost	(52)	(109)	—	—
Amortization of transitional (asset) or obligation	—	—	85	80
Recognized actuarial (gain) loss	43	170	—	(4)

Net periodic benefit cost	$244	$452	$264	$260

TNMP reported expected 2004 contributions of $0.3 million to the pension plan and $1.0 million to the postretirement benefits plan in its 2003 Annual Report on Form 10-K. TNMP does not expect that its 2004 contributions will vary significantly from the previously disclosed amounts.

Note 6. Related Party Transactions

Under an agreement between TNMP and its parent TNP Enterprises (TNP), dated June 6, 1997 and an agreement between First Choice and TNMP, dated March 1, 2001, TNMP supplies various services, facilities, and supplies to TNP and First Choice. These services include accounting, information services, legal, and human resources, billed at TNMP’s cost. In return, TNP and First Choice compensate TNMP for the use of the services, facilities and supplies. Shared services billings are recorded on the balance sheet as accounts receivable. Transmission and distribution charges are recorded as revenue in the income statement.

TNMP’s related party transactions for the three months ended March 31, 2004 and 2003 are shown in the table below (amounts in millions).

	Three Months Ended March 31,
	2004	2003
First Choice
Shared services billings	$3.7	$3.0
Shared services owed as of March 31	2.4	1.6
Transmission and distribution charges billed	20.5	25.6
Transmission and distribution charges owed as of March 31	8.4	21.4

TNP
Shared services billings	0.4	0.7
Shared services owed as of March 31	0.4	0.2

The $20.5 million of transmission and distribution charges shown above represents approximately 33 percent of TNMP’s total revenue for the three months ended March 31, 2004.

During the first quarter of 2004, TNMP declared a dividend of $6.0 million to TNP.

Note 7. Commitments and Contingencies

TNMP is involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the dispositions of these matters will not have a material adverse effect on TNMP’s consolidated financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Competitive Conditions

TNMP

TNMP provides transmission and distribution services within TNMP’s Texas service area at regulated rates to various retail electric providers that, in turn, provide retail electric service. As of March 31, 2004, 34 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice provided electric service to customers that accounted for approximately 45 percent of the energy delivered by TNMP for the quarter ended March 31, 2004. TNMP’s next largest customer was a non-affiliated retail electric provider that served customers that accounted for approximately 25 percent of the energy delivered by TNMP during the quarter ended March 31, 2004.

Critical Accounting Policies

TNMP is required to use estimates in order to prepare the consolidated interim financial statements in accordance with generally accepted accounting principles. Those estimates include accruals for estimated revenues for electricity delivered from the latest billing date to the end of the accounting period and estimated purchased power expenses incurred but not billed at the end of the accounting period. The use of these estimates is customary in the electric utility industry. Estimated revenues and purchased power expenses are adjusted to the actual amounts billed or incurred in the following month. TNMP also employs certain critical accounting policies that require use of judgments and assumptions that are subject to uncertainty. The amounts reported in the consolidated interim financial statements that are related to those critical accounting policies could be different if either different judgments were made or different assumptions were used. Those critical accounting policies are discussed below.

Accounting for Derivatives – Normal Purchases and Sales. In the normal course of business TNMP enters into commodity contracts, which include “swing” components for additional purchases of electricity, in order to meet customer requirements. In most circumstances, such contracts would be defined as derivatives under SFAS 133. However, the FASB has defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133, as amended by SFAS 149. Based on the FASB’s guidance, TNMP has determined that its contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP does not account for its electricity contracts as derivatives.

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

Results of Operations

The following discussion should be read in conjunction with the related consolidated interim financial statements and notes.

TNMP Results

TNMP had income applicable to common stock of $4.7 million for the quarter ended March 31, 2004, compared with income applicable to common stock of $7.0 million for the quarter ended March 31, 2003. The changes in TNMP’s earnings for the quarter ended March 31, 2004 are attributable to the factors listed below (in millions):

Earnings Increase (Decrease)
Three Months Ended March 31, 2004 v. 2003
Changes in gross profit	$(0.6)
Other operating and maintenance	(0.7)
Interest charges	(2.1)
All other (including income tax effects on the items above)	1.1

TNMP consolidated earnings	$(2.3)

TNMP Gross Profit

The following table summarizes the components of TNMP gross profit (in thousands).

	Three Months Ended March 31, 2004
	2004	2003	Increase (Decrease)
Operating revenues	$61,654	$61,365	$289
Purchased power	17,446	16,959	487
Transmission expense	5,589	5,144	445

Gross profit	$38,619	$39,262	$(643)

Transmission expense is included in the “Other operating and maintenance” line of TNMP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the three months ended March 31, 2004, compared with the same period in 2003 (in thousands).

Increase (Decrease)
Three Months Ended March 31, 2004 v. 2003
Weather related	$(1,924)
Electric service revenues	1,184
Customer growth	607
All other	(510)

Gross profit	$(643)

Gross profit for the three months ended March 31, 2004, decreased $0.6 million, or 1.6 percent compared with the corresponding 2003 period. The overall decrease is driven by a $1.9 million decrease in revenue due to lower sales resulting from milder weather. Partially offsetting these reductions were increases in revenues of $1.2 million due to the timing of billings for electric property rent, and $0.6 million associated with growth in customers.

Purchased power expenses increased by $0.5 million for the three months ended March 31, 2004 compared with the amount incurred in the same period in 2003. The increase did not affect gross profit because all of TNMP’s purchased power expense is incurred in New Mexico, where TNMP recovers all purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC.

Operating Expenses

For the three months ended March 31, 2004, TNMP incurred operating expenses of $47.9 million, an increase of $2.1 million from the amount incurred during the corresponding period of 2003. Operating expenses include purchased power and transmission expense. Those expenses increased $0.9 million for the three months ended March 31, 2004, compared with the same period in 2003.

The details in the changes of purchased power and transmission expense are discussed above in “Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses for the first quarter of 2004 increased $0.7 million compared with the same period in 2003. The increase is due to legal expenses incurred in connection with the true-up proceeding discussed in Note 2 and higher tree trimming expenses.

Interest Expenses

Interest expenses increased $2.1 million for the three months ended March 31, 2004, compared to the same period in 2003. The increase reflects interest on TNMP’s issuance of $250 million of 6.125 percent Senior Notes in June 2003.

Financial Condition

TNMP Liquidity

Affiliated Guarantee. In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. TNMP expects that its authority to guarantee the power supply obligations of First Choice will terminate on June 1, 2004, when First Choice expects to have established a bankruptcy remote SPE under authorization granted by the PUCT in Docket No. 29081. The SPE will be established in connection with First Choice’s power supply agreement with Constellation.

TNMP 6.25 Percent Senior Notes Due in 2009. In February 2004, TNMP repurchased $5 million of the $175 million of 6.25 percent Senior Notes due in 2009. TNMP repurchased an additional $2.3 million of the Senior Notes in April 2004.

TNMP’s cash flow from operations for the quarter ended March 31, 2004 was $4.5 million higher than in the quarter ended March 31, 2003. The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase(Decrease)
Three Months Ended March 31, 2004 v. 2003
Increased cash flow from sales, net of purchased power payments	$4.8
Interest paid, net of amounts capitalized	1.5
Other taxes paid	(1.3)
All other	(0.5)

TNMP consolidated cash flow from operations	$4.5

Increases in the cash flow for the quarter ended March 31, 2004 were primarily attributable to improvements in the timeliness of customer payments during 2004 and increased rental payments due to the timing of billings for electric property rent. In addition, interest paid on outstanding debt decreased by $1.5 million, attributable to a $1.5 million payment made in the first quarter of 2003 for interest on the TNMP/First Choice Credit Facility that expired in October 2003. Interest payments on TNMP’s $250 million of 6.125 percent Senior Notes due in 2008, which were issued in June 2003, will be made in May and November of each year. The increased cash flows were partially offset by higher payments for street rental taxes in Texas.

TNMP believes that cash flow from its operations and cash on hand will be sufficient to meet its working capital requirements at least through the end of 2005, without the need for additional bank financing. TNMP’s cash balance as of March 31, 2004, was approximately $52 million.

Item 4. Controls and Procedures.

As of March 31, 2004, the Chief Executive Officer and Chief Financial Officer of TNMP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of TNMP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to their respective companies (including their consolidated subsidiaries) that is required to be included in TNMP’s periodic SEC filings.

There have been no significant changes in TNMP’s internal controls or in other factors that could significantly affect these controls during the three months ended March 31, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 2 and 7 for information regarding additional regulatory and legal matters.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.
(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

TNMP filed an 8-K dated March 2, 2004 to report the issuance of its 2003 financial results.

Statement Regarding Forward Looking Information

The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: decisions in connection with regulatory proceedings, including PUCT Docket No. 29206, the stranded cost true-up proceeding of TNMP; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNMP’s businesses; insurance coverage available for claims made in litigation; general business and economic conditions; and other factors described from time to time in its reports filed with the Securities and Exchange Commission (SEC). TNMP wishes to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY

Date: May 4, 2004	By	\s\ JACK V. CHAMBERS
Jack V. Chambers
Chief Executive Officer

Date: May 4, 2004	By	\s\ SCOTT FORBES
Scott Forbes
Senior Vice President & Chief Financial Officer