Form 10-Q
period 2004-06-30
TEXAS NEW MEXICO POWER CO
filed 2004-08-05
CIK 22767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Quarterly Report on Form 10-Q for the period ended June 30, 2004

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
OPERATING REVENUES	$65,069	$67,761	$126,722	$129,126

OPERATING EXPENSES:
Purchased power	17,527	16,342	34,972	33,301
Other operating and maintenance	19,253	17,217	37,166	33,990
Depreciation of utility plant	7,403	7,122	14,752	14,177
Taxes other than income taxes	5,952	5,055	11,190	10,112

Total operating expenses	50,135	45,736	98,080	91,580

OPERATING INCOME	14,934	22,025	28,642	37,546

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	6,460	7,792	12,991	12,078
Other interest and amortization of debt-related costs	574	1,020	1,143	1,700
Other income and deductions, net	(411)	(501)	(885)	(847)

Total	6,623	8,311	13,249	12,931

INCOME BEFORE INCOME TAXES	8,311	13,714	15,393	24,615
Income taxes	2,711	4,882	5,049	8,735

INCOME BEFORE EXTRAORDINARY ITEM	5,600	8,832	10,344	15,880
Extraordinary item - disallowance of stranded costs, net of taxes (Note 3)	(97,836)	—	(97,836)	—

NET INCOME (LOSS)	$(92,236)	$8,832	$(87,492)	$15,880

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
NET INCOME (LOSS)	$(92,236)	$8,832	$(87,492)	$15,880

Cash flow hedges, net of tax:
Interest rate hedge, net of reclassification adjustment (Note 5)	129	(941)	258	(1,369)

Total cash flow hedges	129	(941)	258	(1,369)

COMPREHENSIVE INCOME (LOSS)	$(92,107)	$7,891	$(87,234)	$14,511

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$111,260	$118,807
Purchased power costs paid	(34,656)	(33,348)
Cash paid for payroll and to other suppliers	(24,743)	(31,245)
Interest paid, net of amounts capitalized	(13,215)	(15,884)
Income taxes paid	(1,366)	(7,504)
Other taxes paid	(14,551)	(13,404)
Other operating cash receipts and payments, net	487	534

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,216	17,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and other investing activities	(22,351)	(19,848)

NET CASH USED IN INVESTING ACTIVITIES	(22,351)	(19,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(6,000)	(18,400)
Issuance of senior notes, net of discount	—	248,923
Repayments to credit facility - net	—	(171,000)
Redemptions:
Senior notes	(8,375)	—
Notes payable to affiliate	—	(14,557)
Financing and redemption costs	(921)	(1,407)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15,296)	43,559

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,431)	41,667
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,907	284

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,476	$41,951

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(87,492)	$15,880
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary item - disallowance of stranded costs, net of taxes	97,836	—
Depreciation of utility plant	14,752	14,177
Amortization of debt-related costs and other deferred charges	1,316	1,546
Allowance for funds used during construction	(555)	(457)
Deferred income taxes	25,658	540
Investment tax credits	(556)	(397)
Deferred purchased power and fuel costs	540	1,324

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(559)	(670)
Accounts payable	(996)	(497)
Accrued interest	(193)	529
Accrued taxes	(24,610)	(2,238)
Changes in other current assets and liabilities	(2,239)	(5,009)
Interest rate lock on issuance of senior notes	—	(4,162)
Other, net	314	(2,610)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$23,216	$17,956

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$42,476	$56,907
Special deposits	3,076	2,520
Accounts receivable, net	33,002	32,443
Federal income tax receivable	26,453	—
Materials and supplies, at lower of cost or market	1,157	1,082
Other current assets	2,121	662

Total current assets	108,285	93,614

UTILITY PLANT:
Electric plant	826,374	804,622
Construction work in progress	8,670	13,666

Total	835,044	818,288
Less accumulated depreciation	270,055	259,670

Net utility plant	564,989	558,618

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	343	343
Recoverable stranded costs	87,316	298,651
Regulatory tax assets	2,236	1,685
Deferred charges	28,752	28,437

Total long-term and other assets	118,647	329,116

	$791,921	$981,348

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,781	$13,302
Accrued interest	7,372	7,565
Accrued taxes	10,634	8,791
Accrued payroll and benefits	3,938	5,048
Customers’ deposits	757	702
Other current liabilities	4,530	3,808

Total current liabilities	37,012	39,216

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	—	40,844
Accumulated deferred income taxes	121,147	152,167
Accumulated deferred investment tax credits	2,803	18,459
Regulatory liability-accrued cost of removal	39,485	38,218
Deferred credits and other liabilities	23,308	22,839

Total long-term and other liabilities	186,743	272,527

LONG-TERM DEBT	415,421	423,626

COMMON SHAREHOLDER’S EQUITY:
Common stock, $10 par value per share Authorized 12,000,000 shares; issued 10,705 shares	107	107
Capital in excess of par value	197,751	197,751
Retained earnings (deficit)	(43,094)	50,398
Accumulated other comprehensive loss	(2,019)	(2,277)

Total common shareholder’s equity	152,745	245,979

COMMITMENTS AND CONTINGENCIES (Note 8)
	$791,921	$981,348

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

Note 2. Proposed PNM Resources, Inc., / TNP Enterprises, Inc. Merger

On July 24, 2004, SW Acquisition, L.P., the sole holder of TNP common stock, entered into an agreement (“Stock Purchase Agreement”) to sell all of the outstanding common stock of TNP to PNM Resources, Inc. for approximately $189 million comprised of equal amounts of PNM Resources common stock and cash. TNMP is a wholly owned subsidiary of TNP. PNM Resources will also assume approximately $835 million of TNP’s net debt and senior redeemable cumulative preferred stock (“preferred securities”).

Under the terms of the agreement, TNP’s common shareholders will receive approximately $189 million in consideration, consisting of approximately 4.7 million newly issued PNM Resources shares and the remainder being paid in cash, subject to closing adjustments. The existing indebtedness and preferred securities at TNP will be retired. All debt at TNMP, TNP’s wholly-owned electric utility subsidiary, will remain outstanding.

Based on the number of common shares outstanding on a fully diluted basis and taking into account additional equity issuances, following the transaction, PNM Resources’ shareholders would own 94 percent of the PNM Resources’ common equity, and TNP’s shareholders would own approximately 6 percent.

The transaction is subject to certain conditions, including, to the extent they are required, receipt of necessary orders or other actions by the Public Utility Commission of Texas (“PUCT”), New Mexico Public Regulation Commission (“NMPRC”), the Federal Energy Regulatory Commission (“FERC”) the Securities and Exchange Commission (“SEC”) and clearance under applicable federal anti-trust statutes. Such approvals are expected to take approximately 9-12 months.

The transaction is also subject to certain rights of termination by each party, including rights of termination in the event that required regulatory action is denied or not received. The Stock Purchase Agreement may also be terminated if the closing has not occurred on or prior to December 31, 2005.

Note 3. Regulatory Matters

Texas

Retail Competition. As reported in TNMP’s 2003 Annual Report on Form 10-K, the Texas electricity market has been open to retail competition since January 1, 2002. In accordance with Senate Bill 7, Texas-New Mexico Power Company (TNMP) provides transmission and distribution services at regulated rates to various retail electric providers that, in turn, provide retail electric service within TNMP’s Texas service area.

2004 True-Up Proceeding. On July 22, 2004, the PUCT issued its decision in TNMP’s stranded cost true-up proceeding. The PUCT decision allows TNMP to recover $87.3 million of the $266.5 million that TNMP requested as stranded costs. TNMP’s original request included approximately $307.6 million of stranded costs related to the sale of TNP One, which occurred in October 2002, and a credit of approximately $41.1 million related to TNMP’s over-recovered balance of fuel and energy-related purchased power costs.

The PUCT’s decision results in a loss of $155.1 million before an income tax benefit of $57.3 million ($97.8 million after tax). TNMP recorded the $97.8 million after tax loss as an extraordinary item in the second quarter of 2004. The loss was classified as an extraordinary item in accordance with SFAS 101, “Regulated Enterprises – Accounting for the Discontinuance of the Application of FASB Statement No. 71.”

In the decision, the PUCT found that TNMP’s selection of an affiliate of TNMP to serve as its financial advisor to the sale of TNP One, as well as deficiencies in the process, resulted in a sale transaction that was not a bona fide third party transaction under a competitive offering. Additionally, the PUCT disallowed costs associated with TNMP’s failure to reduce costs associated with a renegotiated long-term lignite contract. Also, the PUCT grossed up certain disallowances for income tax effects. TNMP intends to file a motion for rehearing of the final true-up order with the PUCT. TNMP disagrees with the PUCT decision, and intends to vigorously pursue all avenues of appeal of this order.

In addition to the decision regarding stranded costs, the PUCT order confirmed that First Choice’s clawback liability to TNMP is $15.9 million. The clawback liability will be included in a rate adjustment proceeding that TNMP will file within sixty days of the time that consideration of the final order, including motions for rehearing, is complete.

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

New Mexico

Affiliated Guarantee. In October 2003, the New Mexico Public Regulation Commission (NMPRC) granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. TNMP’s authority to guarantee the power supply obligations of First Choice terminated on June 2, 2004, when First Choice established a bankruptcy remote Special Purpose Entity (SPE) under authorization granted by the PUCT in Docket No. 29081. The SPE was established in connection with First Choice’s power supply agreement with Constellation.

New Mexico Fuel and Purchased Power. In January 2002, as part of the final order in Docket No. 3643, TNMP established a fuel and purchased power cost adjustment clause (FPPCAC) in New Mexico. This clause allowed TNMP to recover actual purchased power costs from customers. New Mexico regulations require TNMP to seek approval for continuation of the FPPCAC every two years. In July 2004, the staff of the NMPRC notified TNMP that TNMP had failed to file for the continuation of the FPPCAC.

Amounts collected from February through June 2004 are subject to refund TNMP made a filing in July with the NMPRC to re-establish the FFPCAC in the fourth quarter of 2004. TNMP’s earnings were reduced by $0.4 million after tax ($0.7 million before tax), for the three and six months ended June 30, 2004, as a result of discontinuing the FPPCAC retroactive to February 2004.

Note 4. Accounting Developments

Employers’ Disclosures about Pensions and Other Postretirement Benefits

TNMP has applied the revised disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revisions to SFAS 132 were issued in December 2003, and require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosures that are required by SFAS 132 are included in Note 6.

Accounting for Asset Retirement Obligations

TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNMP. As a result of the adoption of SFAS 143, TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. Accordingly, TNMP has reclassified the estimated utility plant removal costs, which were $39.5 million and $38.2 million as of June 30, 2004 and December 31, 2003, respectively, from accumulated depreciation to a regulatory liability included in long-term and other liabilities on the balance sheet.

Note 5. Derivative Instruments, Hedging Activities, and Other Comprehensive Income

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

The interest rate swaps and the Treasury rate lock were designated as cash flow hedges. The instruments were highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three months ended June 30, 2004 and 2003, TNMP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swaps and Treasury rate lock in other comprehensive income as shown in the following tables.

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$0	$0	$0	$0	$0	$0
Reclassification adjustments	208	(79)	129	416	(158)	258

Other comprehensive income (loss)	$208	$(79)	$129	$416	$(158)	$258

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(4,856)	$1,850	$(3,006)	$(5,922)	$2,256	$(3,666)
Reclassification adjustments	3,336	(1,271)	2,065	3,711	(1,414)	2,297

Other comprehensive income (loss)	$(1,520)	$579	$(941)	$(2,211)	$842	$(1,369)

TNMP displays cash flows from interest rate hedging transactions in the cash flow statement as cash flow from operations, in accordance with the provisions of SFAS No. 104, “Statement of Cash Flows-Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions.”

Note 6. Employee Benefit Plans

Pension and Postretirement Benefits Plans

TNMP sponsors a defined benefit pension plan covering substantially all of their employees. Benefits are based on an employee’s years of service and compensation. TNMP’s funding policy is to contribute the minimum amount required by federal funding standards. TNMP provides an excess benefit plan for certain key personnel and retired employees whose benefits in the principal plan federal law restricts. TNMP also sponsors a health care plan that provides postretirement medical and death benefits to retirees who satisfied minimum age and service requirements during employment.

The components of net periodic benefit cost of TNMP’s employee benefit plans for the three and six months ended June 30, 2004 and 2003 are shown in the following table (amounts in thousands).

	Pension Benefits Three Months Ended June 30,		Postretirement Benefits Three Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$496	$524	$102	$97
Interest cost	1,168	1,292	155	172
Expected return on plan assets	(1,412)	(1,558)	(74)	(77)
Settlements	—	—	—	—
Amortization of prior service cost	(50)	(50)	—	—
Amortization of transitional (asset) or Obligation	—	—	81	81
Recognized actuarial (gain) loss	41	74	—	(5)

Net periodic benefit cost	$243	$282	$264	$268

	Pension Benefits Six Months Ended June 30,		Postretirement Benefits Six Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$1,045	$1,047	$204	$194
Interest cost	2,394	2,584	310	343
Expected return on plan assets	(2,932)	(3,309)	(148)	(163)
Settlements	—	362	—	—
Amortization of prior service cost	(100)	(100)	—	—
Amortization of transitional (asset) or Obligation	—	—	162	162
Recognized actuarial (gain) loss	80	150	—	(8)

Net periodic benefit cost	$487	$734	$528	$528

TNMP reported expected 2004 contributions of $0.3 million to the pension plan and $1.0 million to the postretirement benefits plan in its 2003 Annual Report on Form 10-K. TNMP does not expect that its 2004 contributions will vary significantly from the previously disclosed amounts.

Note 7. Related Party Transactions

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

TNMP’s related party transactions for the three and six months ended June 30, 2004 and 2003 are shown in the table below (amounts in thousands).

	Three Months Ended June 30,
	2004	2003
First Choice
Shared services billings	$3,588	$3,522
Shared services owed as of June 30	1,579	2,530

Transmission and distribution charges billed	23,420	27,965
Transmission and distribution charges owed as of June 30	11,544	16,023

TNP
Shared services billings	756	474
Shared services owed as of June 30	168	814

	Six Months Ended June 30,
	2004	2003
First Choice
Shared services billings	$7,264	$6,545
Shared services owed as of June 30	1,579	2,530

Transmission and distribution charges billed	43,505	53,124
Transmission and distribution charges owed as of June 30	11,544	16,023

TNP
Shared services billings	1,201	1,138
Shared services owed as of June 30	168	814

The $23.4 million and $43.8 million of transmission and distribution charges shown above represents approximately 35 percent of TNMP’s total revenue for the three and six months ended June 30, 2004.

TNMP declared and paid a dividend of $6.0 million to TNP during the first six months of 2004.

Note 8. Commitments and Contingencies

TNMP is involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the dispositions of these matters will not have a material adverse effect on TNMP’s consolidated financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Competitive Conditions

TNMP provides transmission and distribution services within TNMP’s Texas service area at regulated rates to various retail electric providers that, in turn, provide retail electric service. As of June 30, 2004, 34 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice provided electric service to customers that accounted for approximately 49 percent of the energy delivered by TNMP for the six months ended June 30, 2004 as compared to 58 percent for the same period last year. TNMP’s next largest customer was a non-affiliated retail electric provider that served customers that accounted for approximately 27 percent of the energy delivered by TNMP during the six months ended June 30, 2004.

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

Accounting for Derivatives – Normal Purchases and Sales. In the normal course of business, TNMP enters into commodity contracts, which include “swing” components for additional purchases or sales of electricity, in order to meet customer requirements. In most circumstances, such contracts would be defined as derivatives under SFAS 133. However, the FASB has defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133, as amended by SFAS 149. Based on the FASB’s guidance, the management of TNMP and First Choice has determined that their respective contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP does not account for their respective electricity contracts as derivatives.

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

Overall Results

TNMP had a net loss of $92.2 million for the quarter ended June 30, 2004, compared with net income of $8.8 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, TNMP had a net loss of $87.5 million compared with net income of $15.9 million for the six months ended June 30, 2003. The changes in TNMP’s results for the quarter and six months ended June 30, 2004 are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	Three Months Ended June 30, 2004 v. 2003	Six Months Ended June 30, 2004 v. 2003
Changes in gross profit	$(5.7)	$(6.4)
Other operating and maintenance	(0.2)	(0.9)
Taxes other than income taxes	(0.9)	(1.1)
Interest charges	1.8	(0.4)
Extraordinary Item (net of taxes)	(97.8)	(97.8)
All other (including income tax effects on the items above)	1.7	3.2

TNMP consolidated earnings increase (decrease)	$(101.1)	$(103.4)

Gross Profit

The following table summarizes the components of TNMP gross profit (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Operating revenues	$65,069	$67,761	$(2,692)	$126,722	$129,126	$(2,404)

Purchased power and fuel	17,527	16,342	1,185	34,972	33,301	1,671
Transmission expense	7,084	5,215	1,869	12,673	10,359	2,314

Gross profit	$40,458	$46,204	$(5,746)	$79,077	$85,466	$(6,389)

Transmission expense is included in the “Other operating and maintenance” line of TNMP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the three and six months ended June 30, 2004, compared with the same period in 2003 (in thousands).

	Earnings Increase (Decrease)
	Three Months Ended June 30, 2004 v. 2003	Six Months Ended June 30, 2004 v. 2003
Weather related	$(1,928)	$(3,852)
Transmission expense, net of revenues	(1,793)	(1,611)
Electric service revenues	(1,197)	(13)
Purchase power net of recovery	(658)	(660)
Customer growth	674	1,281
Price/sales mix and other	(844)	(1,534)

Gross profit Decrease	$(5,746)	$(6,389)

Gross profit for the three months ended June 30, 2004, decreased $5.7 million, or 12.4 percent compared with the corresponding 2003 period. The overall decrease is driven by a $1.9 million decrease in revenue due to lower sales resulting from milder weather, and by a $1.8 million increase in transmission expenses, net of transmission revenues, due to increased transmission costs from TXU Electric Delivery Company and Lower Colorado River Authority. In addition there was a $1.2 million decrease in electric service revenues due to pole rent billing occurring the first quarter of 2004 versus the second quarter of 2003 . Partially offsetting these reductions were increases in revenues of $0.7 million associated with customer growth.

Gross profit for the six months ended June 30, 2004, decreased $6.4 million, or 7.5 percent compared with the corresponding 2003 period. The overall decrease is attributed by a $3.9 million decrease in revenue due to milder weather, and the second quarter’s higher transmission costs by TXU Electric Delivery Company and Lower Colorado River Authority. Partially offsetting these reductions were increases in revenues of $1.3 million associated with customer growth.

Purchased power expenses increased by $1.2 million and $1.7 million for the three and six months ended June 30, 2004 compared with the amounts incurred during the same periods in 2003. Throughout 2003, TNMP recovered all purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC. This clause expired in February 2004 resulting in a $0.7 million reduction to purchased power recovery revenues in the second quarter of 2004. Additional details on the recovery of New Mexico’s purchased power are discussed in Note 3 to the consolidated interim financial statements.

Operating Expenses

TNMP incurred operating expenses of $50.1 million for the quarter ended June 30, 2004, an increase of $4.4 million from the amount incurred during the corresponding period of 2003. For the six months ended June 30, 2004 TNMP, incurred operating expenses of $98.1 million, an increase of $6.5 million from the amount incurred during the same period in 2003. Operating expenses include purchased power and transmission expense. These expenses increased $3.1 million and $4.0 million for the three and six months ended June 30, 2004, compared with the same periods in 2003.

The details in the changes of purchased power and transmission expense are discussed above in Gross Profit. The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses increased $0.2 million and $0.9 million for the quarter and six months ended June 30, 2004, compared with the same periods in 2003 respectively. The increases are due to expenses incurred in connection with TNMP’s true-up proceeding discussed in Note 3.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $0.9 million and $1.1 million for the three and six months ended June 30, 2004, compared with the corresponding periods in 2003. The increase is primarily related to higher ad valorem taxes.

Interest Expenses

Interest expenses decreased $1.8 million for the three months ended June 30, 2004, and increased $0.4 million for the six months ended June 30, 2004, as compared with the same periods in 2003 respectively. The $1.8 million second quarter decrease is primarily attributed to $3.1 million in charges associated with the termination of TNMP’s interest rate swap in the second quarter of 2003. Partially offsetting these charges are increased interest expenses, due to higher outstanding debt balances during the second quarter of 2004 as compared to the same period in 2003. For the six months ended June 30, 2004, interest expenses increased due to higher outstanding debt balances.

Extraordinary Item (net of taxes)

In the second quarter of 2004, TNMP recorded a loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The PUCT allowed TNMP to recover $87.3 million of the $266.5 million that TNMP requested as stranded cost. This decision resulted in a loss of $155.2 million before tax ($97.8 million after tax). TNMP recorded the $97.8 million after tax loss as an extraordinary item in the second quarter of 2004.

Financial Condition

TNMP Liquidity

Cash Flow. TNMP’s cash flow from operations for the six months ended June 30, 2004 was $5.3 million higher than in the six months ended June 30, 2003. The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase (Decrease)
Six Months Ended June 30, 2004 v. 2003
Decreased cash flow from sales, net of purchased power payments	$(8.9)
Decrease in cash paid to suppliers	6.5
Decrease in income taxes paid	6.1
Interest paid, net of amounts capitalized	2.7
Other taxes paid	(1.1)

TNMP consolidated cash flow from operations	$5.3

Increases in the cash flow for the six months ended June 30, 2004 were primarily attributable lower cash paid to suppliers for the six months ended June 2004, which primarily reflects a non-recurring SERP (supplemental executive retirement plan) payment of $3.4 million made in 2003 and the timing of funding for inter-company services. Additionally, income taxes paid are lower due primarily to lower taxable income in 2004 and interest costs are lower in 2004 due to interest rate lock and interest rate swap payments made in the second quarter of 2003 related to senior debt issued in 2003. Partially offsetting these increases to cash flow are lower cash flow sales, net of purchased power due primarily to lower weather related sales as discussed in TNMP Gross Profit.

Management believes that TNMP’s cash flow from operations and cash on hand should be sufficient to meet TNMP working capital and credit needs through the end of 2005.

Affiliated Guarantee. In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. On June 1, 2004, TNMP terminated this authority to guarantee the power supply obligations of First Choice upon First Choice’s establishment of a bankruptcy remote SPE under authorization granted by the PUCT in Docket No. 29081. The SPE has been established in connection with First Choice’s power supply agreement with Constellation.

Debt Repurchases. During the first six months of 2004, TNMP repurchased $7.3 million of its 6.25 percent Senior Notes due in 2009 and $1.1 million of its 6.125 percent Senior Notes due in 2008.

Stranded Cost Disallowance. As discussed in Note 3, in the second quarter of 2004, TNMP recorded an extraordinary loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The loss did not trigger any covenant violations at TNMP.

As a result of the extraordinary charge, TNMP’s equity balance was reduced to approximately 27 percent of its total capitalization. Due to the reduction in TNMP’s equity balance, management does not currently expect for TNMP to pay dividends to TNP.

Rating Actions. In June 2004, as a result of the PUCT true-up order, Moody’s downgraded TNMP to Ba2 from Baa3, and identified the rating outlook as negative. Also in June, Standard & Poor’s placed TNMP’s rating on credit watch negative, primarily as a result of the PUCT true-up order. In July 2004, Fitch downgraded TNMP from BB+ to BB with a rating outlook of negative, primarily as a result of the PUCT true-up order. TNMP has no financial covenants or regulatory restrictions that are affected by the recent rating actions.

Subsequent to the announcement that PNM Resources has agreed to acquire TNP, Moody’s and Fitch revised their ratings outlook on TNMP to positive from negative, and Standard & Poor’s revised its rating outlook on TNMP to developing from negative.

Item 4. Controls and Procedures.

As of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of TNMP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of TNMP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to their respective companies (including their consolidated subsidiaries) that is required to be included in TNMP’s periodic SEC filings.

There have been no significant changes in TNMP’s internal controls or in other factors that could significantly affect these controls during the three months ended June 30, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 3 and 8 for information regarding additional regulatory and legal matters.

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

TNMP filed an 8-K dated June 3, 2004 to report the decision of the true-up proceeding by the administrative law judges.

TNMP filed an 8-K on July 28, 2004 to report (a) the proposed acquisition of TNP by PNM Resources, Inc., and (b) the PUCT order in the true-up proceeding.

Statement Regarding Forward Looking Information

The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: the outcome of any appeals of the PUCT order in the stranded cost true-up proceeding; the results of any future regulatory proceedings including the inclusion of the clawback liability in a rate adjustment proceeding; the outcome of efforts to re-establish the New Mexico FPPCAC; the payment of dividends by TNMP; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNMP’s businesses; insurance coverage available for claims made in litigation; general business and economic conditions; These factors include risks and uncertainties relating to the receipt of regulatory approvals of the proposed acquisition of TNP by PNM Resources, Inc. (the “PNM Transaction”) the risks that the businesses will not be integrated successfully, the risk that the benefits of the PNM Transaction will not be fully realized or will take longer to realize than expected, the risk that TNP debt and preferred retirements will not occur as expected, disruption from the PNM Transaction making it more difficult to maintain relationships with customers, employees, suppliers or other third parties, conditions in the financial markets relevant to the proposed transaction, interest rates, weather, fuel costs, changes in supply and demand in the market for electric power, wholesale power prices, market liquidity, the competitive environment in the electric and natural gas industries, state and federal regulatory and legislative decisions and actions, the outcome of legal proceedings and the performance of state, regional and national economies; and other factors described from time to time in TNMP’s reports filed with the Securities and Exchange Commission. TNMP wishes to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY

Date: August 5, 2004	By	\s\ JACK V. CHAMBERS
Jack V. Chambers
Chief Executive Officer

Date: August 5, 2004	By	\s\ SCOTT FORBES
Scott Forbes
Senior Vice President & Chief Financial Officer