Form 10-Q
period 2004-09-30
TEXAS NEW MEXICO POWER CO
filed 2004-11-04
CIK 22767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Quarterly Report on Form 10-Q for the period ended September 30, 2004

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
OPERATING REVENUES	$74,732	$69,953	$201,454	$199,079

OPERATING EXPENSES:
Purchased power	19,628	17,542	54,600	50,843
Other operating and maintenance	18,322	13,554	55,487	47,544
Depreciation of utility plant	7,433	7,197	22,186	21,374
Taxes other than income taxes	6,509	5,976	17,700	16,088

Total operating expenses	51,892	44,269	149,973	135,849

OPERATING INCOME	22,840	25,684	51,481	63,230

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	6,432	6,592	19,423	18,670
Other interest and amortization of debt-related costs	539	277	1,682	1,977
Carrying charges on deferred stranded costs	(928)	—	(928)	—
Other income and deductions, net	(208)	(783)	(1,094)	(1,631)

Total	5,835	6,086	19,083	19,016

INCOME BEFORE INCOME TAXES	17,005	19,598	32,398	44,214
Income tax expenses	6,196	7,295	11,245	16,031

INCOME BEFORE EXTRAORDINARY ITEM	10,809	12,303	21,153	28,183
Extraordinary item - disallowance of stranded costs, net of taxes (Note 3)	—	—	(97,836)	—

NET INCOME (LOSS)	$10,809	$12,303	$(76,683)	$28,183

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
NET INCOME (LOSS)	$10,809	$12,303	$(76,683)	$28,183

Other comprehensive income, net of tax:
Interest rate hedge, net of reclassification adjustment (Note 5)	129	129	387	(1,240)

Total other comprehensive income	129	129	387	(1,240)

COMPREHENSIVE INCOME (LOSS)	$10,938	$12,432	$(76,296)	$26,943

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$177,757	$188,758
Purchased power costs paid	(53,909)	(49,409)
Cash paid for payroll and to other suppliers	(34,951)	(42,342)
Interest paid, net of amounts capitalized	(18,462)	(21,365)
Income taxes paid	(3,526)	(10,691)
Other taxes paid	(17,105)	(16,034)
Other operating cash receipts and payments, net	581	721

NET CASH PROVIDED BY OPERATING ACTIVITIES	50,385	49,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and other investing activities	(33,163)	(28,087)

NET CASH USED IN INVESTING ACTIVITIES	(33,163)	(28,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(6,000)	(18,400)
Issuance of Senior Notes, net of discount	—	248,923
Repayments to credit facility - net	—	(171,000)
Redemptions:
Senior Notes	(8,375)	—
Notes payable to affiliate	—	(14,557)
Financing and redemption costs	(921)	(1,583)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15,296)	43,383

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,926	64,934
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,907	284

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,833	$65,218

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(76,683)	$28,183
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary item - disallowance of stranded costs, net of taxes	97,836	—
Depreciation of utility plant	22,186	21,374
Credit for Texas system benefit fund regulatory asset	(244)	(3,960)
Amortization of debt-related costs and other deferred charges	1,945	2,207
Carrying charges on deferred stranded costs	(928)	—
Allowance for funds used during construction	(661)	(693)
Deferred income taxes	27,511	5,427
Investment tax credits	(794)	(635)
Deferred purchased power and fuel costs	540	2,513
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(1,831)	2,990
Accounts payable	(1,015)	(879)
Accrued interest	1,010	1,655
Accrued taxes	(18,306)	530
Changes in other current assets and liabilities	(1,182)	(4,316)
Interest rate lock on issuance of senior notes	—	(4,162)
Other, net	1,001	(596)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$50,385	$49,638

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$58,833	$56,907
Special deposits	3,081	2,520
Accounts receivable, net	34,274	32,443
Federal income tax receivable	24,659	—
Materials and supplies, at lower of cost or market	1,235	1,082
Other current assets	1,413	662

Total current assets	123,495	93,614

UTILITY PLANT:
Electric plant	838,470	804,622
Construction work in progress	4,637	13,666

Total	843,107	818,288
Less accumulated depreciation	274,111	259,670

Net utility plant	568,996	558,618

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	343	343
Recoverable stranded costs	88,244	298,651
Regulatory tax assets	2,362	1,685
Deferred charges	28,676	28,437

Total long-term and other assets	119,625	329,116

	$812,116	$981,348

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,762	$13,302
Accrued interest	8,575	7,565
Accrued taxes	15,144	8,791
Accrued payroll and benefits	4,238	5,048
Customers’ deposits	741	702
Other current liabilities	4,673	3,808

Total current liabilities	43,133	39,216

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	—	40,844
Accumulated deferred income taxes	123,206	152,167
Accumulated deferred investment tax credits	2,564	18,459
Regulatory liability-accrued cost of removal	40,013	38,218
Deferred credits and other liabilities	24,022	22,839

Total long-term and other liabilities	189,805	272,527

LONG-TERM DEBT	415,495	423,626

COMMON SHAREHOLDER’S EQUITY:
Common stock, $10 par value per share Authorized 12,000,000 shares; issued 10,705 shares	107	107
Capital in excess of par value	197,751	197,751
Retained earnings (deficit)	(32,285)	50,398
Accumulated other comprehensive loss	(1,890)	(2,277)

Total common shareholder’s equity	163,683	245,979

COMMITMENTS AND CONTINGENCIES (Note 8)

	$812,116	$981,348

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

Note 2. Proposed PNM Resources, Inc., Acquisition of TNP Enterprises, Inc.

On July 24, 2004, SW Acquisition, L.P., the sole holder of TNP common stock, entered into an agreement (“Stock Purchase Agreement”) to sell all of the outstanding common stock of TNP to PNM Resources, Inc. (PNM Resources) for approximately $189 million comprised of equal amounts of PNM Resources common stock and cash. PNM Resources will also assume approximately $835 million of TNP’s net debt and senior redeemable cumulative preferred stock (“preferred securities”).

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

The transaction is subject to certain conditions, including, to the extent they are required, receipt of necessary orders or other actions by the Public Utility Commission of Texas (“PUCT”), New Mexico Public Regulation Commission (“NMPRC”), the Federal Energy Regulatory Commission (“FERC”), the Securities and Exchange Commission (“SEC”) and clearance under applicable federal anti-trust statutes. Information regarding the approval status in each jurisdiction is as follows:

Texas. On September 9, 2004, TNMP and PNM Resources filed a joint application with the PUCT seeking a finding that the acquisition is in the public interest. Various parties have intervened. The PUCT has adopted a schedule under which Management expects an order to be issued in April 2005.

New Mexico. On September 9, 2004, TNMP and PNM Resources filed a joint application with the NMPRC seeking approval of the acquisition. Various parties have intervened. The NMPRC has adopted a schedule under which hearings begin on March 28, 2005. Management expects that an order will be issued in the second quarter of 2005.

FERC. TNMP and PNM Resources expect to file a joint application requesting approval of the acquisition with FERC in late November 2004.

SEC. PNM Resources expects to file for all required SEC action in accordance with the timetables adopted by the SEC.

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

2004 True-Up Proceeding. On July 22, 2004, the PUCT issued its decision in TNMP’s stranded cost true-up proceeding in Docket No. 29206. The PUCT decision allows TNMP to recover $87.3 million of the $266.5 million that TNMP requested as stranded costs. TNMP’s original request included approximately $307.6 million of stranded costs related to the sale of TNP One, which occurred in October 2002, and a credit of approximately $41.1 million related to TNMP’s over-recovered balance of fuel and energy-related purchased power costs.

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

In the third quarter of 2004, TNMP began accruing carrying charges on stranded costs for the period subsequent to the July 22, 2004 stranded cost order. In accordance with PUCT rules, TNMP is allowed to accrue and recover carrying charges on the stranded cost balance from the date of the final order.

On August 11, 2004, TNMP filed a motion for rehearing of the PUCT decision. On October 7, 2004, the PUCT denied all of TNMP’s motions for rehearing except for an issue related to a recent Texas Supreme Court ruling which addressed recovery of carrying charges on recoverable stranded costs back to January 1, 2002, the date that competition began in Texas. A hearing is scheduled in December 2004. The sole issue under consideration is expected to be the recovery of carrying charges on the recoverable stranded costs retroactive to January 1, 2002. A final order in the True-Up Proceeding is expected to be issued in the first quarter of 2005.

60-Day Rate Review. Sixty days following the issuance of a final stranded cost true-up order, TNMP is required to make a 60-Day Rate Review filing. The review will set rates for recovery of stranded costs, address the clawback liability and allow for a reset of First Choice price-to-beat rates.

Cities Rate Review. During the fourth quarter of 2003, several Texas cities passed resolutions requiring TNMP to file certain financial information with the cities so that the cities may determine whether TNMP’s transmission and distribution rates are reasonable. TNMP filed information in response to the resolutions in November 2003 and has responded to additional requests for information from the cities. Due to the passage of time, these rate reviews are no longer effective.

New Mexico

Affiliate Guarantee. In October 2003, the NMPRC granted TNMP’s request for authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. TNMP’s authority to guarantee the power supply obligations of First Choice terminated on June 2, 2004, when First Choice established a bankruptcy remote SPE under authorization granted by the PUCT in Docket No. 29081. The SPE was established in connection with First Choice’s power supply agreement with Constellation.

New Mexico Fuel and Purchased Power. In January 2002, as part of the final order in Docket No. 3643, TNMP established a fuel and purchased power cost adjustment clause (FPPCAC) in New Mexico. This clause allowed TNMP to recover actual purchased power costs from customers. New Mexico regulations require TNMP to seek approval for continuation of the FPPCAC every two years. In July 2004, the staff of the NMPRC notified TNMP that it had failed to file for the continuation of the FPPCAC.

Amounts collected from February through June 2004 are subject to refund. In September 2004, the NMPRC authorized TNMP to begin collecting an interim FFPCAC effective October 1, 2004, subject to refund. Hearings on a permanent FFPCAC are scheduled for the fourth quarter of 2004. TNMP’s earnings were reduced by $0.1 million and $0.5 million after tax ($0.1 million and $0.8 million before tax) for the three and nine months ended September 30, 2004, respectively, as a result of the temporary expiration of FFPCAC.

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

Accounting for Asset Retirement Obligations

TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNMP. As a result of the adoption of SFAS 143, TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. Accordingly, TNMP has reclassified the estimated utility plant removal costs, which were $40.0 million and $38.2 million as of September 30, 2004 and December 31, 2003, respectively, from accumulated depreciation to a regulatory liability included in long-term and other liabilities on the balance sheet.

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

The interest rate swaps and the Treasury rate lock were designated as cash flow hedges. The instruments were highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three months and nine months ended September 30, 2004 and 2003, TNMP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swaps and Treasury rate lock in other comprehensive income as shown in the following tables.

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	208	(79)	129	625	(238)	387

Other comprehensive income (loss)	$208	$(79)	$129	$625	$(238)	$387

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$—	$—	$—	$(5,922)	$2,256	$(3,666)
Reclassification adjustments	208	(79)	129	3,919	(1,493)	2,426

Other comprehensive income (loss)	$208	$(79)	$129	$(2,003)	$763	$(1,240)

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

The components of net periodic benefit cost of TNMP’s employee benefit plans for the three and nine months ended September 30, 2004 and 2003 are shown in the following table (amounts in thousands).

	Pension Benefits Three Months Ended September 30,		Postretirement Benefits Three Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$523	$524	$104	$97
Interest cost	1,197	1,292	199	172
Expected return on plan assets	(1,598)	(1,559)	(88)	(78)
Settlements	—	—	—	—
Amortization of prior service cost	(50)	(50)	—	—
Amortization of transitional (asset) or Obligation	—	—	81	81
Recognized actuarial (gain) loss	39	75	—	(4)

Net periodic benefit cost	$111	$282	$296	$268

	Pension Benefits Nine Months Ended September 30,		Postretirement Benefits Nine Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$1,568	$1,571	$308	$291
Interest cost	3,591	3,876	509	515
Expected return on plan assets	(4,529)	(4,867)	(236)	(240)
Settlements	—	362	—	—
Amortization of prior service cost	(150)	(150)	—	—
Amortization of transitional (asset) or Obligation	—	—	243	243
Recognized actuarial (gain) loss	118	224	—	(13)

Net periodic benefit cost	$598	$1,016	$824	$796

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

TNMP’s related party transactions for the three and nine months ended September 30, 2004 and 2003 are shown in the table below (amounts in thousands).

	Three Months Ended September 30,
	2004	2003
First Choice
Shared services billings	$3,951	$3,379
Shared services owed as of September 30	1,199	1,759

Transmission and distribution charges billed	29,542	29,502
Transmission and distribution charges owed as of September 30	13,644	13,399

TNP
Shared services billings	663	294
Shared services owed as of September 30	379	535

	Nine Months Ended September 30,
	2004	2003
First Choice
Shared services billings	$11,216	$9,924
Shared services owed as of September 30	1,199	1,759

Transmission and distribution charges billed	73,047	82,626
Transmission and distribution charges owed as of September 30	13,644	13,399

TNP
Shared services billings	1,866	1,431
Shared services owed as of September 30	379	535

The $29.5 million and $73.0 million of transmission and distribution charges shown above represents approximately 39 and 36 percent of TNMP’s total revenue for the three and nine months ended September 30, 2004, respectively.

TNMP declared and paid a dividend of $6.0 million to TNP during the first quarter of 2004.

Note 8. Commitments and Contingencies

Environmental Site. In October, 2003, the Texas Commission on Environmental Quality (TCEQ) notified approximately fifty companies, including TNMP, that releases of hazardous substances had been documented from a site owned and operated by a vendor with whom those companies did business. TNMP purchased transformers from the vendor and also sent some transformers to the vendor for repair and/or disposal. The owner and operator of the site has filed for bankruptcy and the site is under the control of the bankruptcy trustee. In August 2004, fifteen of the companies identified by TCEQ as potentially responsible parties (PRPs), including TNMP, formed an initial working group to manage the remediation efforts and determine the allocation of responsibility among the PRPs. As a result of the initial allocation of responsibility, TNMP recorded a liability of $0.6 million for the clean up of its share of this site in the third quarter of 2004.

Other. TNMP is involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the dispositions of these matters will not have a material adverse effect on TNMP’s consolidated financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Competitive Conditions

TNMP provides transmission and distribution services within TNMP’s Texas service area at regulated rates to various retail electric providers that, in turn, provide retail electric service. As of September 30, 2004, 35 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice provided electric service to customers that accounted for approximately 50 percent of the energy delivered by TNMP for the nine months ended September 30, 2004 as compared to 58 percent for the same period last year. TNMP’s next largest customer was a non-affiliated retail electric provider that served customers that accounted for approximately 25 percent of the energy delivered by TNMP during the nine months ended September 30, 2004.

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

Accounting for Derivatives – Normal Purchases and Sales. In the normal course of business, TNMP enters into commodity contracts, which can include “swing” components for additional purchases or sales of electricity, in order to meet customer requirements. In most circumstances, such contracts would be defined as derivatives under SFAS 133. However, the FASB has defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133, as amended by SFAS 149. Based on the FASB’s guidance, the management of TNMP and First Choice has determined that their respective contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP does not account for their respective electricity contracts as derivatives.

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

Overall Results

TNMP had income of $10.8 million for the quarter ended September 30, 2004, compared with income applicable to common stock of $12.3 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, TNMP had a net loss of $76.7 million compared with income applicable to common stock of $28.2 million for the nine months ended September 30, 2003. The changes in TNMP’s earnings for the quarter and nine months ended September 30, 2004 are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	Three Months Ended September 30, 2004 v. 2003	Nine Months Ended September 30, 2004 v. 2003
Changes in gross profit	$1.6	$(4.8)
Other operating and maintenance	(3.7)	(4.5)
Taxes other than income taxes	(0.5)	(1.6)
Extraordinary Item (net of taxes)	—	(97.8)
All other (including income tax effects on the items above)	1.1	3.8

TNMP consolidated earnings decrease	$(1.5)	$(104.9)

TNMP Gross Profit

The following table summarizes the components of TNMP gross profit (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Operating revenues	$74,732	$69,953	$4,779	$201,454	$199,079	$2,375

Purchased power	19,628	17,542	2,086	54,600	50,843	3,757
Transmission expense	6,329	5,257	1,072	19,001	15,616	3,385

Gross profit	$48,775	$47,154	$1,621	$127,853	$132,620	$(4,767)

Transmission expense is included in the “Other operating and maintenance” line of TNMP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the three and nine months ended September 30, 2004, compared with the same periods in 2003 (in thousands).

	Earnings Increase (Decrease)
	Three Months Ended September 30, 2004 v. 2003	Nine Months Ended September 30, 2004 v. 2003
Customer growth	$686	$1,967
Weather/customer usage related	796	(3,056)
Transmission revenues, net of expenses	(866)	(2,477)
Price/sales mix and other	401	(715)
Electric service revenues	(431)	(444)
Industrial	1,035	(42)

Gross profit increase (decrease)	$1,621	$(4,767)

Gross profit for the three months ended September 30, 2004, increased $1.6 million, or 3.4 percent compared with the corresponding 2003 period. The overall increase is driven by a $1.0 million increase in industrial revenue due to the timing of customer billings for the quarter, and by a $0.7 million increase associated with growth in customers. In addition operating revenues increased by $0.8 million, as average customer usage was slightly higher in the third quarter of 2004 versus the third quarter of 2003. Partially offsetting these increases were reductions in transmission revenues, net of expenses, of $0.9 million, resulting from an increase in expenses due to higher transmission costs from TXU Electric Delivery Company and Lower Colorado River Authority. In addition there was a $0.4 million decrease in electric service revenues due to lower disconnect and reconnect fees.

Gross profit for the nine months ended September 30, 2004, decreased $4.8 million, or 3.6 percent compared with the corresponding 2003 period. The overall decrease is attributed to a $3.1 million decrease in revenue due to milder weather, and to a $2.5 million increase in transmission costs from TXU Electric Delivery Company and Lower Colorado River Authority. Partially offsetting these reductions were increases in revenues of $2.0 million associated with growth in customers.

Purchased power expenses increased by $2.1 million and $3.8 million for the three and nine months ended September 30, 2004 compared with the amounts incurred during the same periods in 2003. Throughout 2003, TNMP recovered New Mexico purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC. This clause expired in February 2004 resulting in $0.1 million and $0.8 million reduction to purchased power recovery revenues for the three and nine months ended September 30, 2004. As discussed in Note 3, TNMP is taking step to reinstate the New Mexico purchased power adjustment clause in the fourth quarter of 2004.

Operating Expenses

TNMP incurred operating expenses of $51.9 million for the quarter ended September 30, 2004, an increase of $7.6 million from the amount incurred during the corresponding period of 2003. For the nine months ended September 30, 2004, TNMP incurred operating expenses of $150.0 million, an increase of $14.1 million from the amount incurred during the corresponding period of 2003.

Operating expenses include purchased power and transmission expense. Those expenses increased by $3.2 million and $7.1 million for the three and nine months ended September 30, 2004, compared with the same periods in 2003.

The details in the changes of purchased power and fuel, and transmission expense, are discussed above in “TNMP Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses increased by $3.7 million and by $4.5 million for the quarter and nine months ended September 30, 2004, compared with the same periods in 2003 respectively. The three and nine month increases are primarily attributable to a $3.1 million reduction to operating expenses in August 2003 related to the transfer of previously expensed System Benefit Fund costs from expense to a regulatory asset based on a PUCT ruling.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $0.5 million and $1.6 million for the three and nine months ended September 30, 2004, compared with the corresponding periods in 2003. The increase is primarily related to higher ad valorem taxes.

Extraordinary Item (net of taxes)

In the second quarter of 2004, TNMP recorded a loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The PUCT allowed TNMP to recover $87.3 million of the $266.5 million that TNMP requested as stranded cost. This decision resulted in a loss of $155.2 million before tax ($97.8 million after tax). TNMP recorded the $97.8 million after tax loss as an extraordinary item.

Financial Condition

TNMP Liquidity

Cash Flow. TNMP’s cash flow from operations for the nine months ended September 30, 2004 was $0.7 million higher than in the nine months ended September 30, 2003. The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase(Decrease)
Nine Months Ended September 30, 2004 v. 2003
Decreased cash flow from sales, net of purchased power payments	$(15.5)
Decrease in cash paid to suppliers	7.4
Decrease in income taxes paid	7.2
Interest paid, net of amounts capitalized	2.7
Other taxes paid	(1.1)

TNMP consolidated cash flow from operations	$0.7

Increases in the cash flow for the nine months ended September 30, 2004 were primarily attributable lower cash paid to suppliers for the nine months ended September 2004, which primarily reflects a non-recurring SERP (supplemental executive retirement plan) payment of $3.4 million made in 2003 and the timing of funding for inter-company services. Additionally, income taxes paid are lower due primarily to lower taxable income in 2004 and interest costs are lower in 2004 due to interest rate lock and interest rate swap payments made in the second quarter of 2003 related to senior debt issued in 2003. Partially offsetting these increases to cash flow are lower cash flow from sales, net of purchased power due primarily to lower weather related sales as discussed in TNMP Gross Profit.

Management believes that TNMP’s cash flow from operations and cash on hand should be sufficient to meet TNMP working capital and credit needs through the end of 2005.

Affiliate Guarantee. In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. On June 1, 2004, TNMP terminated this authority to guarantee the power supply obligations of First Choice upon First Choice’s establishment of a bankruptcy remote SPE under authorization granted by the PUCT in Docket No. 29081. The SPE has been established in connection with First Choice’s power supply agreement with Constellation.

Debt Repurchases. During the first six months of 2004, TNMP repurchased $7.3 million of its 6.25 percent Senior Notes due in 2009 and $1.1 million of its 6.125 percent Senior Notes due in 2008. There were no additional debt repurchases in the third quarter of 2004.

Stranded Cost Disallowance. As discussed in Note 3, in the second quarter of 2004, TNMP recorded an extraordinary loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The loss did not trigger any covenant violations at TNMP.

As a result of the extraordinary charge, TNMP’s equity balance is currently 28 percent of its total capitalization. Due to the reduction in TNMP’s equity balance, management does not currently expect for TNMP to pay dividends to TNP.

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

Item 4. Controls and Procedures.

As of September 30, 2004, the Chief Executive Officer and Chief Financial Officer of TNMP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of TNMP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to their respective companies (including their consolidated subsidiaries) that is required to be included in TNMP’s periodic SEC filings.

There have been no significant changes in TNMP’s internal controls or in other factors that could significantly affect these controls during the three months ended September 30, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 3 and 8 for information regarding additional regulatory and legal matters.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(31.2) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(32.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K: None

Statement Regarding Forward Looking Information

The discussions in this document that are not historical factors, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: the outcome of any appeals of the PUCT order in the stranded cost true-up proceeding; the results of any future regulatory proceedings including the inclusion of the clawback liability in a rate adjustment proceeding; the outcome of efforts to re-establish the New Mexico FPPCAC; the payment of dividends by TNMP; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNMP’s businesses; insurance coverage available for claims made in litigation; general business and economic conditions; These factors include risks and uncertainties relating to the receipt of regulatory approvals of the proposed acquisition of TNP by PNM Resources, Inc. (the “PNM Transaction”), the risks that the businesses will not be integrated successfully, the risk that the benefits of the PNM Transaction will not be fully realized or will take longer to realize than expected, the risk that TNP debt and preferred retirements will not occur as expected, and that disruption from the PNM Transaction making it more difficult to maintain relationships with customers, employees, suppliers or other third parties, additional factors include conditions in the financial markets relevant to the proposed transaction, interest rates, weather, fuel costs, changes in supply and demand in the market for electric power, wholesale power prices, market liquidity, the competitive environment in the electric and natural gas industries, state and federal regulatory and legislative decisions and actions, the outcome of legal proceedings and the performance of state, regional and national economies; and other factors described from time to time in TNMP’s reports filed with the Securities and Exchange Commission. TNMP wishes to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY

Date: November 3, 2004	By	\s\ JACK V. CHAMBERS
Jack V. Chambers
Chief Executive Officer

Date: November 3, 2004	By	\s\ SCOTT FORBES
Scott Forbes
Senior Vice President & Chief Financial Officer