Form 10-K
period 2004-12-31
TEXAS NEW MEXICO POWER CO
filed 2005-03-09
CIK 22767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

TEXAS-NEW MEXICO POWER COMPANY

(Exact name of registrant as specified in its charter)

Texas	4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113	Commission File Number: 2-97230
(State of incorporation)	(Address and zip code of principal executive offices)

	Telephone number, including area code: 817-731-0099	75-0204070
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

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004

Statement Regarding Forward Looking Information

The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the factors that could cause the results to differ materially from expectations are:

•	the outcome of any appeals of the Public Utility Commission of Texas (PUCT) order in the stranded cost true-up proceeding;

•	the results of any future regulatory proceedings, including risks and uncertainties relating to the receipt of outstanding regulatory approvals of the proposed acquisition of TNP Enterprises, Inc., (TNP) by PNM Resources, Inc. (the PNM Transaction);

•	collections experience;

•	the risks that the businesses of TNP and PNM Resources will not be integrated successfully after the PNM Transaction;

•	the risk that the benefits of the PNM Transaction will not be fully realized or will take longer to realize than expected;

•	the risk that disruption from the PNM Transaction will make it more difficult to maintain relationships with customers, employees, suppliers or other third parties;

•	conditions in the financial markets relevant to the PNM transaction;

•	interest rates;

•	weather;

•	changes in supply and demand in the market for electric power;

•	market liquidity;

•	the competitive environment in the electric and natural gas industries;

•	state and federal regulatory and legislative decisions and actions;

•	the effects of accounting pronouncements that may be issued periodically;

•	insurance coverage available for claims made in litigation;

•	general business and economic conditions;

•	the outcome of legal proceedings and the performance of state, regional and national economies. and;

•	other factors described from time to time in TNP’s and Texas – New Mexico Power Company’s (TNMP’s) reports filed with the Securities and Exchange Commission (SEC).

TNMP wishes to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART I

Item 1. BUSINESS

Introduction

Texas-New Mexico Power Company (TNMP), is a regulated utility operating in Texas and New Mexico. In Texas, TNMP provides regulated transmission and distribution services under the provisions of the legislation that established retail competition in Texas (Senate Bill 7). In New Mexico, TNMP provides integrated electricity services that include transmitting, distributing, purchasing and selling electricity to its New Mexico customers. TNMP’s Texas and New Mexico operations are subject to traditional cost-of-service regulation. Traditional cost-of-service regulation is a method of regulation that sets rates that TNMP can charge to its electricity customers based upon its cost of providing that service. The cost of providing that service includes a return of and on the capital, which TNMP has invested and dedicated to providing electric service. TNMP’s predecessor was organized in 1925.

TNMP has two subsidiaries, Texas Generating Company, LP (TGC), a Texas limited partnership, and Texas Generating Company II, LLC (TGC II), a Texas limited liability company. TNMP formed TGC and TGC II as Texas corporations to finance construction of TNP One, formerly its sole generation facility. Until May 2001, TNMP owned TNP One together with TGC and TGC II. At that time, TNMP converted TGC and TGC II to their present forms and consolidated the ownership of TNP One into TGC to comply with the Senate Bill 7. TNMP and TGC sold TNP One in October 2002.

Prior to January 2002, TNMP operated as an integrated electric utility in Texas, generating, transmitting and distributing electricity to customers in its Texas service territory. As required by Senate Bill 7, and in accordance with a plan approved by the PUCT, TNMP separated its Texas utility operations into three components:

•	Retail Activities. First Choice Power, L.P., and First Choice Power Special Purpose, L.P. (collectively, First Choice) conduct the activities related to the sale of electricity to retail customers in Texas.

•	Power Transmission and Distribution. TNMP continues to operate its regulated transmission and distribution business in Texas.

•	Power Generation. TGC became the unregulated entity performing TNMP’s generation activities in Texas. However, in October 2002, TNMP and TGC sold TNP One to Sempra Energy Resources. As a result of the sale, TGC and TGC II neither own property nor engage in any operating activities, and neither TNMP nor any of its affiliates are currently in the power generation business.

Upon separation, TNMP provided First Choice equity capitalization of $23 million. No other payments or considerations were exchanged between TNMP, First Choice or TGC in connection with the separation.

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

On April 7, 2000, pursuant to an Agreement and Plan of Merger among TNP, ST Acquisition Corp. (ST Corp) and SW Acquisition, LP (SW Acquisition), the parent of ST Corp., ST Corp. merged with and into TNP (ST Corp. Merger). TNP is the surviving corporation in the ST Corp. Merger, and is wholly owned by SW Acquisition.

TNMP provides First Choice and TNP with corporate support services, including accounting, finance, information services, legal and human resources, under a shared services agreement with First Choice dated March 1, 2001 and a similar agreement with TNP dated June 6, 1997. These services are billed at TNMP’s cost and, in return, TNP and First Choice compensate TNMP for the use of the services. These arrangements are discussed in Note 10.

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

Proposed PNM Resources, Inc., Acquisition of TNP Enterprises, Inc.

On July 24, 2004, SW Acquisition, L.P., the sole holder of TNP common stock, entered into an agreement (Stock Purchase Agreement) to sell all of the outstanding common stock of TNP to PNM Resources, Inc. (PNM Resources) for approximately $189 million comprised of equal amounts of PNM Resources common stock and cash. PNM Resources will also assume approximately $835 million of TNP’s net debt and senior redeemable cumulative preferred stock (preferred securities).

Under the terms of the agreement, TNP’s common shareholder will receive consideration, consisting of approximately 4.7 million newly issued PNM Resources shares and the remainder being paid in cash, subject to closing adjustments. PNM Resources shares were valued at $20.20 on the date the agreement was entered into. The final sale price will be based on the share price on the day of closing. PNM Resources shares closed at $26.24 on February 28, 2005. The existing indebtedness and preferred securities at TNP will be retired. All debt at TNMP, TNP’s wholly-owned electric utility subsidiary, will remain outstanding.

Based on the number of common shares outstanding on a fully diluted basis and taking into account additional equity issuances, following the transaction, PNM Resources’ shareholders would own 94 percent of PNM Resources’ common equity, and TNP’s shareholders would own approximately 6 percent.

The transaction is subject to certain conditions, including, to the extent they are required, receipt of necessary orders or other actions by the PUCT, the NMPRC, the Federal Energy Regulatory Commission (FERC), the SEC and clearance under applicable federal anti-trust statutes. Information regarding the approval status in each jurisdiction is as follows:

Texas. On September 9, 2004, TNMP and PNM Resources filed a joint application with the PUCT seeking a finding that the acquisition is consistent with the public interest. Various parties intervened in the proceeding. In February 2005, TNMP and PNM Resources filed a stipulation settling all issues in the acquisition docket and providing for rate reductions by TNMP, timing of the 60-day rate review and effective dates for the resulting rates, extension or renewal of certain service quality and reliability commitments, a synergy savings rate credit to be effective after closing, and a finding that the acquisition is consistent with the public interest. Various parties, including the staff of the PUCT executed the stipulation and all parties agreed not to oppose its approval. Management expects the PUCT to find the acquisition to be consistent with the public interest and implement the stipulation no later than April 2005. See Note 3 – Regulatory Matters - Texas for additional information associated with the settlement.

New Mexico. On September 9, 2004, TNMP and PNM Resources filed a joint application with the NMPRC seeking approval of the acquisition. Various parties intervened in the proceeding. In February 2005, TNMP and PNM Resources filed a stipulation settling all issues in the acquisition docket including rate reductions by TNMP over five years, the sharing of synergy savings with customers of TNMP and various PNM Resources subsidiaries, and the agreement of the parties that the acquisition should be approved. Management expects that the NMPRC will approve the acquisition settlement in the second quarter of 2005. See Note 3 – Regulatory Matters – New Mexico for additional information associated with the settlement.

FERC. On December 23, 2004, TNMP and PNM Resources filed a joint application requesting approval of the acquisition. On January 28, 2005, El Paso Electric Company (EPE) filed a protest to the acquisition stating that EPE needed more information on competitive issues before the application could be approved. Xcel Energy also filed a motion to intervene in the matter but did not protest approval of the transaction. The application requested FERC to issue all necessary approvals by March 2, 2005.

SEC. During the first quarter of 2005, PNM Resources filed for all required actions needed for approval of the acquisition by the SEC.

Federal Trade Commission. On February 2, 2005, PNM Resources received anti-trust clearance under the Hart-Scott-Rodino Act from the Federal Trade Commission.

The transaction is also subject to certain rights of termination by each party, including rights of termination in the event that required regulatory action is denied or not received. The Stock Purchase Agreement may also be terminated if the closing has not occurred on or prior to December 31, 2005.

TNMP’s Service Areas

TNMP serves a market niche of smaller- to medium-sized communities. TNMP provides electric service, either directly or through retail electric providers, to more than 255,000 customers in 85 Texas and New Mexico municipalities and adjacent rural areas. Only three of the 85 communities in TNMP’s service territory have populations exceeding 50,000. TNMP’s service territory is organized into two operating areas: Texas and New Mexico. In most areas that TNMP serves, it is the exclusive provider of transmission and distribution services.

Texas

TNMP’s Texas territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is approximately 10 miles north of DFW International Airport, eastward to municipalities near the Red River, and to communities north, west and south of Fort Worth. A second portion of its territory includes the area along the Texas Gulf Coast between Houston and Galveston, and a third includes areas of far west Texas between Midland and El Paso. In Texas, TNMP provides transmission and distribution service, through retail electric providers, to a variety of entities, including customers engaged in the agricultural, food processing, oil and gas, petrochemical, and tourism industries.

TNMP’s Texas operations lie entirely within the Electric Reliability Council of Texas (ERCOT) region. ERCOT is the independent system operator that is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT region, which is located entirely within Texas and serves about 85 percent of the electrical load in Texas.

New Mexico

TNMP’s non-contiguous New Mexico service territories include areas in southwest and south central New Mexico. TNMP engages in the transmission, distribution, purchase and sale of electricity to residential customers and a variety of commercial and industrial entities, including customers engaged in mining and agriculture, with copper mines as the major industrial customer.

Franchises and Certificates of Public Convenience and Necessity

Texas and New Mexico laws do not require an electric utility to execute a franchise agreement with a municipality to be entitled to provide or continue to provide electrical service within the municipality. A franchise agreement does, however, document the mutually agreeable terms under which the service will be provided within a municipality. TNMP holds 79 franchises with terms ranging from 15 to 50 years, three franchises with five year terms, one franchise with a ten year term, and two franchises with indefinite terms from the 85 municipalities to which TNMP provides electric service. These franchises will expire on various dates from 2005 to 2039. Three Texas franchises, Sweeny, Lewisville, and Texas City, and one New Mexico franchise, Silver City, are scheduled to expire in 2005. These franchises account for approximately 21 percent of total company revenues. The Texas City franchise is currently renewed on a month-to-month basis. TNMP intends to negotiate and execute new or amended franchise agreements with these municipalities to be effective before the existing franchises expire. The sales within the 85 franchises currently contribute approximately 64 percent of TNMP’s total revenues. The remainder of TNMP’s revenues are earned from service provided to facilities in TNMP’s service area that lie outside the territorial jurisdiction of the municipalities with which TNMP has franchise agreements.

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

ERCOT

TNMP is a member of ERCOT. The ERCOT independent system operator, or ISO, is responsible for maintaining reliable operations of the bulk electric power supply system in the electric market served in Texas by ERCOT. Its responsibilities include ensuring that information relating to a customer’s choice of retail electric provider is conveyed in a timely manner to anyone needing the information. It is also responsible for ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers in the ERCOT region. The ERCOT ISO does not operate a centrally dispatched pool and does not procure energy on behalf of its members other than to maintain the reliable operation of the transmission system. The ERCOT ISO also serves as agent for procuring ancillary services for those who elect not to secure their own ancillary services requirements.

Members of ERCOT include retail customers, investor and municipal owned electric utilities, rural electric cooperatives, river authorities, independent generators, power markets and retail electric providers. The electric market served by ERCOT operates under the reliability standards set by the North American Electric Reliability Council. The PUCT has primary jurisdictional authority over the electric market served by ERCOT and the reliability of electricity across Texas’ main interconnected power grid.

Seasonality of Business

TNMP’s sales and operating revenues remain relatively constant throughout the year. A significant portion of TNMP’s revenues are based on customer peak loads which are set annually and do not fluctuate with monthly kilowatt – hour (Kwh) consumption. TNMP’s quarterly revenues were 23 percent, 24 percent, 28 percent and 25 percent of total revenues for the 1st, 2nd, 3rd and 4th quarters of 2004, respectively.

Customer Concentration

TNMP provides transmission and distribution services at regulated rates to various retail electric providers that, in turn, provide retail electric service within TNMP’s Texas service area. As of December 31, 2004, 37 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice, TNMP’s affiliated retail electric provider, is TNMP’s largest customer. For the year ended December 31, 2004, First Choice provided $92.8 million of revenue to TNMP. That amount represents approximately 65 percent of TNMP’s total revenue for the year ended December 31, 2004.

Sources and Cost of Energy

TNMP purchases all electricity for its New Mexico customers’ needs and energy-scheduling services under a long-term wholesale power contract with Public Service Company of New Mexico (PNM). TNMP’s electricity purchases under this contract, which extends through December 2006, are at fixed rates to provide price stability to its New Mexico customers. PNM is a wholly-owned subsidiary of PNM Resources. For the year ended December 31, 2004, TNMP’s cost of purchased power was 7.1 cents per Kwh, which reflects the cost of its New Mexico power supply. As discussed previously, First Choice assumed the energy supply activities of TNMP on January 1, 2002.

To maintain a reliable power supply for its New Mexico customers and to coordinate interconnected operations, TNMP is a member of the Western Electricity Coordinating Council.

Government Regulation

TNMP is subject to various federal, state and local regulations. TNMP possesses all necessary franchises, licenses and certificates to enable it to conduct its business. Within Texas, TNMP is a rate-regulated electric transmission and distribution utility and is subject to the jurisdiction of the PUCT and certain municipalities with respect to rates and service. Within New Mexico, TNMP is subject to the jurisdiction of the NMPRC. TNMP is subject in some of its activities, including the issuance of securities and the acquisition or disposition of properties in New Mexico, to the jurisdiction of the FERC. TNMP’s transmission and distribution activities in Texas are not subject to FERC regulation, because those activities occur solely within the ERCOT system of Texas.

In addition to regulation as a utility, TNMP’s facilities are regulated by the Environmental Protection Agency and Texas and New Mexico environmental agencies. During 2002, TNMP incurred expenses related to air, water, and solid waste pollution abatement (including ash removal) of approximately $3.1 million. Substantially all of TNMP’s environmental expenses were incurred at TNP One, which TNMP sold in October 2002.

In October, 2003, the Texas Commission on Environmental Quality (TCEQ) notified approximately 50 companies, including TNMP, that releases of hazardous substances had been documented from a site owned and operated by a vendor with whom those companies did business. TNMP purchased transformers from the vendor and also sent some transformers to the vendor for repair and/or disposal. The owner and operator of the site has filed for bankruptcy and the site is under the control of the bankruptcy trustee. In August 2004, 15 of the companies identified by TCEQ as potentially responsible parties (PRPs), including TNMP, formed an initial working group to manage the remediation efforts and determine the allocation of responsibility among the PRPs. As a result of the initial allocation of responsibility, in 2004, TNMP recorded a liability of $0.6 million for its share of the clean up of this site.

Employees and Executive Officers

At December 31, 2004, TNMP had 604 employees. The employees are not represented by a union or covered by a collective bargaining agreement. Management believes relations with its employees are good.

Executive officers of TNMP, who are elected annually by and serve at the discretion of the board of directors, are as follows:

Name	Age	Position with TNMP
Jack V. Chambers	55	Chairman, President, & Chief Executive Officer
W. Douglas Hobbs	61	Senior Vice President & Chief Operations Officer
Scott Forbes	47	Senior Vice President & Chief Financial Officer
Melissa D. Davis	47	Vice President - Human Resources
Michael D. Blanchard	54	Vice President & General Counsel
C. Adam Carte	35	Vice President & Treasurer
Joseph B. Hegwood	48	Vice President & Controller
Joel K. Ivy	45	Vice President - Technical Services
Neal Walker	38	Vice President - Market Operations
Michael H. Kennemer	46	Vice President – Audit Services
Georgia (Cookie) Chambers	47	Chief Information Officer
Paul W. Talbot	48	Secretary
B. Jan Adkins	61	Assistant Secretary

Jack V. Chambers was named Chairman, President & Chief Executive Officer of TNMP in April 2001. Prior to that time, Mr. Chambers had served as Senior Vice President & Chief Operations Officer of TNMP since October 2000. Mr. Chambers was Senior Vice President and Chief Customer Officer of TNMP from 1994 until October 2000, and Senior Vice President of TNP from April 1996 until the closing of the ST Corp. Merger.

W. Douglas Hobbs became Senior Vice President & Chief Operations Officer in August 2002. He had served as TNMP’s Vice President – T&D Operations since June 2002. Prior to that, he had served as TNMP’s Vice President – Texas Transmission and Distribution Operations since October 2000. He was Vice President and Regional Customer Officer of TNMP from March 1999 to October 2000.

Scott Forbes became Chief Financial Officer of First Choice in October 2003, and Senior Vice President & Chief Financial Officer of TNMP, in August 2002. Previously, he had served as Vice President – Chief Accounting & Information Officer of TNMP since January 2001. Prior to that, he had served as Chief Accounting & Information Officer of TNMP since April 2000 and as Chief Information Officer of TNMP since June 1998.

Melissa D. Davis has served as Vice President – Human Resources of TNMP since March 1999. She served as TNMP Vice President and Regional Customer Officer from February 1997 until March 1999.

Michael D. Blanchard became Vice President & General Counsel of TNMP in February 1998. He also served as Vice President & General Counsel of TNP from February 1998 until the closing of the ST Corp. Merger. He was Corporate Secretary and General Counsel of TNMP and TNP from 1987 to February 1998.

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

Paul W. Talbot was elected Corporate Secretary of TNMP in February 1998. He was elected Corporate Secretary of First Choice in August 2001. He served as Corporate Secretary of TNP from February 1998 until the closing of the ST Corp. Merger. He has been Senior Counsel of TNMP since August 1996.

B. Jan Adkins became Assistant Corporate Secretary of TNMP in August 1987. She also served as Assistant Corporate Secretary of TNP from August 1987 until the closing of the ST Corp. Merger.

Item 2. PROPERTIES

Transmission and Distribution Facilities

TNMP’s facilities are located within its Texas and New Mexico service areas. TNMP’s Texas transmission and distribution facilities are located in three non-contiguous areas. One area extends from Lewisville, which is approximately 10 miles north of DFW International Airport, eastward to municipalities near the Red River, and to communities north, west and south of Fort Worth. A second area includes portions of Galveston and Brazoria counties, located along the Texas Gulf Coast between Houston and Galveston, and a third includes areas of far west Texas between Midland and El Paso, extending from the cities of Kermit and Pecos south to Fort Stockton and Sanderson. TNMP’s New Mexico transmission and distribution facilities are located in southwest and south central New Mexico, including the cities of Alamogordo, Ruidoso, Silver City, Lordsburg and surrounding communities.

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

Administrative and Service Facilities

TNMP’s corporate headquarters are located in Fort Worth, Texas. Office space is leased through December 31, 2008. The mailing address for TNMP’s principal executive offices is 4100 International Plaza, P.O. Box 2943, Fort Worth, Texas 76113. TNMP’s telephone number is (817) 731-0099.

TNMP owns or leases 26 construction centers or other office facilities in Texas and New Mexico. In addition to these facilities, TNMP owns or leases offices in 12 Texas communities that are shared with First Choice.

Item 3. LEGAL PROCEEDINGS

Since 1998, TNMP has been engaged in litigation in the state and federal courts with Power Resource Group, Inc. (PRG) involving the effectiveness of certain PUCT rules that implement Public Utility Regulatory Policy Act (PURPA) regulations. PRG claims that if the FERC regulations had been properly implemented in Texas, TNMP would have been required to make a long-term purchase of electricity from PRG. Currently, PRG is appealing to the United States District Court of Appeals for the Fifth Circuit, the ruling in favor of TNMP and the PUCT by the United States District Court for the Western District of Texas. The District Court denied PRG’s claims that: (1) the PUCT’s rules inappropriately implemented the PURPA statute and FERC implementing rules; (2) the District Court should direct the PUCT to promulgate new rules implementing PURPA to PRG’s satisfaction; and (3) the District Court should direct that the new rules, as required to be adopted, be applied to PRG’s claim against TNMP as if such rules existed from the beginning of the dispute. The District Court determined that PRG’s claim was an “as applied” claim over which the Court had no jurisdiction. TNMP is defending the appeal to the Fifth Circuit and continues to believe that it will be successful in defending against PRG’s claims.

Information regarding additional regulatory and legal matters is provided in Notes 3 and 11.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2004.

PART II

Item 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TNP holds all 10,705 outstanding common shares of TNMP. During 2004 and 2003, TNMP declared common dividends to TNP as follows (in thousands):

Quarter	2004	2003
First	$—	$18,400
Second	6,000	—
Third	—	11,000
Fourth	—	—

Total	$6,000	$29,400

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data of TNMP for 2000 through 2004.

	2004	2003	2002	2001	2000
	(Dollars in thousands)
TEXAS-NEW MEXICO POWER COMPANY
For the years ended December 31,
Consolidated results
Operating revenues(1)	$269,665	$249,488	$303,907	$651,532	$644,035
Income before extraordinary item and the cumulative effect of change in accounting(2)	$46,643	$25,282	$36,131	$52,134	$41,957
Net income (loss)(3)	$(51,193)	$25,282	$36,131	$50,964	$41,957
At December 31,
Total assets	$872,506	$981,348	$898,616	$974,564	$1,030,082
Capitalization
Long-term debt, including current maturities	$415,569	$423,626	$345,495	$342,411	$426,327
Common shareholder’s equity	189,302	245,979	250,994	337,411	322,977

Total capitalization	$604,871	$669,605	$596,489	$679,822	$749,304

Capitalization ratios
Long-term debt, including current maturities	68.7%	63.3%	57.9%	50.4%	56.9%
Common shareholder’s equity	31.3	36.7	42.1	49.6	43.1

Total capitalization	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	In early 2002, Texas operations became unbundled in accordance with Senate Bill 7. Texas statistics therefore are primarily associated with the transmission and distribution of electricity to retail customers and the generation and sale of electricity from TNP One generating plant (sold on October 31, 2002). New Mexico operations remain unchanged from prior years.
(2)	Reflects a change in the method of accounting for major maintenance costs in 2001.
(3)	Reflects an extraordinary item of $97.8 million (net of tax) related to the disallowance of stranded costs in Texas in 2004 as described in Note 3.

TEXAS-NEW MEXICO POWER COMPANY

SELECTED OPERATING STATISTICS

	2004	2003	2002(1)	2001	2000
Operating revenues (in thousands):
Residential	$92,434	$92,026	$102,464	$264,704	$231,953
Commercial	91,662	92,083	94,052	210,378	176,635
Industrial	50,779	44,145	42,089	173,885	172,908
Sales for resale (2)	—	—	53,806	12,499	12,350
Other	34,790	21,234	11,496	(9,934)	50,189

Total	$269,665	$249,488	$303,907	$651,532	$644,035

Sales (MWH):
Residential	2,682,425	2,688,719	2,622,978	2,555,472	2,582,081
Commercial	2,205,300	2,159,359	2,095,666	2,089,978	2,069,046
Industrial	2,174,261	2,220,335	1,958,920	4,166,178	4,610,059
Sales for resale (2)	—	—	1,978,194	291,958	281,017
Other	112,994	113,574	110,592	99,884	101,563

Total	7,174,980	7,181,987	8,766,350	9,203,470	9,643,766

Number of customers (at year-end):
Residential	219,006	215,589	210,936	205,712	202,759
Commercial	35,932	35,729	34,979	33,654	34,345
Industrial	107	109	114	117	116
Sales for resale (2)	—	—	—	—	16
Other	867	828	835	802	788

Total	255,912	252,255	246,864	240,285	238,024

Revenue statistics:
Average annual use per residential customer (Kwh)	12,354	12,606	12,554	12,451	12,805
Average annual revenue per residential customer (dollars)(1)	426	431	490	1,290	1,150
Average revenue per Kwh sold per residential customer (cents)(1)	3.45	3.42	3.91	10.36	8.98
Average revenue per Kwh sold total sales (cents)(1)	3.76	3.47	3.47	7.08	6.68

Net generation and purchases (MWH):
Generated	—	—	2,010,606	2,349,380	2,215,236
Purchased	1,139,070	993,441	1,106,924	7,145,034	7,686,302

Total	1,139,070	993,441	3,117,530	9,494,414	9,901,538

Average cost per Kwh purchased (cents)(3)	6.67	6.83	5.85	4.58	4.01

Employees (year-end)	604	584	578	748	830

(1)	In early 2002, Texas operations became unbundled in accordance with Senate Bill 7. Texas statistics therefore are primarily associated with the transmission and distribution of electricity to retail customers and the generation and sale of electricity from TNP One generating plant (sold on October 31, 2002). New Mexico operations remain unchanged from prior years.
(2)	Sales for resale in 2002, include the sale of output from TNP One until it was sold on October 31, 2002.
(3)	After the unbundling of Texas operations in early 2002, average cost per Kwh purchased reflects the cost of New Mexico power supply only.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS AND KNOWN TRENDS AFFECTING TNMP

Competitive Conditions

TNMP provides transmission and distribution services within TNMP’s Texas service area at regulated rates to various retail electric providers that, in turn, provide retail electric service. As of December 31, 2004, 36 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice provided electric service to customers that accounted for approximately 49 percent of the energy delivered by TNMP for the year ended December 31, 2004. TNMP’s next largest customer was a non-affiliated retail electric provider that served customers that accounted for approximately 24 percent of the energy delivered by TNMP during the year ended December 31, 2004.

Senate Bill 7 provides for recovery of stranded costs, which is the difference between the regulatory value of TNMP’s investment in generation assets and the market price for energy in a competitive market. On January 22, 2004, TNMP filed its true-up proceeding with the PUCT. On July 22, 2004, the PUCT issued its decision in TNMP’s stranded cost true-up proceeding in Docket No. 29206. . The PUCT decision allows TNMP to recover a true-up balance of $87.3 million of the $266.5 million that TNMP requested. The $87.3 million is composed of stranded costs of $128.1 million reduced by an over-recovered fuel balance of $40.8 million

In the third quarter of 2004, TNMP began accruing carrying charges on stranded costs for the period subsequent to the July 22, 2004 stranded cost order. In accordance with PUCT rules in effect at the time that TNMP filed its true-up proceeding, TNMP is allowed to accrue and recover carrying charges on the stranded cost balance from the date of the final order.

On August 11, 2004, TNMP filed a motion for rehearing of the PUCT decision. On October 7, 2004, the PUCT denied all of TNMP’s motions for rehearing except for an issue related to a June 2004 Texas Supreme Court ruling that addressed recovery of carrying charges on recoverable stranded costs back to January 1, 2002, the date that competition began in Texas. In accordance with the June 2004 Texas Supreme Court ruling, and consistent with the application in the true-up case of another utility, TNMP expects to recover $41.7 million of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004. Accordingly, TNMP recorded $27.2 million of carrying charges for the period January 1, 2002 through July 21, 2004, in the fourth quarter of 2004. In accordance with provisions within SFAS 92 – Regulated Enterprises – Accounting for Phase-In Plans, TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges, TNMP was prohibited from income statement recognition of $14.5 million associated with the equity portion of the carrying charges until the receipt of those amounts from customers. A final order in the true-up proceeding is expected to be issued in the second quarter of 2005.

Critical Accounting Policies

Accounting policies that TNMP and its subsidiaries employed in the preparation of the consolidated financial statements are discussed in Note 1. TNMP is required to use estimates in order to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates include accruals for estimated revenues for electricity delivered from the latest billing date to the end of the accounting period and estimated purchased power expenses incurred but not billed at the end of the accounting period. The use of these estimates is customary in the electric utility industry. Estimated revenues and purchased power expenses are adjusted to the actual amounts billed or incurred in the following month. TNMP also employs certain critical accounting policies that require use of judgments and assumptions that are subject to uncertainty. The amounts reported in the consolidated financial statements that are related to those critical accounting policies could be different if either different judgments were made or different assumptions were used. Those critical accounting policies are discussed below.

Carrying Charges on Stranded Costs. As discussed above, TNMP expects to recover an estimated $41.7 million of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004. TNMP recorded $27.2 million of carrying charges for the period January 1, 2002 through July 21, 2004, in the fourth quarter of 2004. TNMP’s estimate of allowable carrying charges is based on the Supreme Court ruling, and the PUCT’s application of that ruling in a previous true up case of another utility. A final order in TNMP’s true-up proceeding is expected to be issued in the second quarter of 2005. Action taken by the PUCT could affect the ultimate recovery of accrued carrying costs.

Accounting for Derivatives – Normal Purchases and Sales. In the normal course of business TNMP enters into commodity contracts, which include “swing” components for additional purchases of electricity, in order to meet customer requirements. In most circumstances, such contracts would be defined as derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). However, the Financial Accounting Standards Board (FASB) has defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133, as amended by SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” Based on the FASB’s guidance, TNMP has determined that its contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP does not account for its electricity contracts as derivatives.

If TNMP were required to account for its electricity contracts as derivatives, the fair values of the contracts would be recorded on the balance sheet as assets or liabilities. Changes in the fair values of the contracts would be recognized in earnings.

Results of Operations

2004 Compared to 2003

Overall Results

For the year ended December 31, 2004, TNMP had a loss applicable to common stock of $51.2 million compared with income applicable to common stock of $25.3 million for the twelve months ended December 31, 2003. The changes in TNMP’s earnings for 2004 compared with 2003 are attributable to the factors listed below (in millions):

Earnings Increase(Decrease)
2004 v. 2003
Changes in gross profit	$8.5
Other operating and maintenance	(3.1)
Taxes other than income taxes	(1.7)
Carrying charges - regulatory assets	32.0
Extraordinary item (net of taxes)	(97.8)
All other (including income tax effects on the items above)	(14.4)

Change in TNMP net income(loss)	$(76.5)

Gross Profit

The following table summarizes the components of TNMP’s gross profit (in thousands).

	2004	2003	Increase (Decrease)
Operating revenues	$269,665	$249,488	$20,177
Purchased power	76,017	67,825	8,192
Transmission expenses	25,339	21,858	3,481

Gross Profit	$168,309	$159,805	$8,504

Transmission expense is included in the “Other operating and maintenance” line of TNMP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the year ended December 31, 2004, compared with the same period in 2003 (in thousands).

Increase (Decrease) 2004 v. 2003
Texas final fuel reconciliation disallowance	$15,698
Customer growth	2,447
Weather related	(3,690)
Transmission revenue, net	(2,878)
Electric service revenues	(1,278)
New Mexico purchased power cost recovery	(878)
Price/sales mix and other	(917)

Gross profit increase	$8,504

Gross profit for the year ended December 31, 2004, increased $8.5 million, or 5.3 percent compared with the corresponding 2003 period. The increase is driven by a $15.7 million disallowance of fuel and energy-related purchased power costs that occurred in the final fuel reconciliation in Texas in 2003. The final fuel reconciliation balance was included in the stranded costs true-up balance discussed in Note 3. Additionally, gross profit increased by $2.4 million due to revenues associated with a growth in customers.

Partially offsetting the increases in gross profit were lower revenues of $3.7 million related to milder than normal weather in 2004 compared to 2003. Transmission revenues, net of transmission costs, decreased by $2.9 million in 2004 compared with 2003 driven primarily by higher costs from TXU Electric Delivery Company and Lower Colorado River Authority. Additionally, electric service revenues decreased by $1.3 million primarily due to fewer customer disconnects in 2004.

Purchased power expenses, associated with TNMP New Mexico operations, increased by $8.2 million in 2004, compared with the amounts incurred in 2003. Throughout 2003, TNMP recovered all purchased power costs through the fuel and purchased power cost adjustment clause (FPPCAC) authorized by the NMPRC. The FPPCAC clause temporarily expired in February 2004 and was reinstated in October 2004, resulting in unrecovered purchased power costs of $0.9 million in 2004.

The following table summarizes TNMP’s sales for the years ended December 31, 2004 and 2003 (amounts in GWH).

	2004	2003	Variance	%
Residential	2,682	2,689	(7)	(0.3)%
Commercial	2,205	2,159	46	2.1%
Industrial	2,174	2,220	(46)	(2.1)%
Other	113	114	(1)	(0.9)%

Total GWH sales	7,174	7,182	(8)	(1.2)%

Residential sales decreased slightly in 2004 compared with 2003 due to milder than normal weather in 2004 compared to 2003. Commercial sales increased in 2004, primarily due to an increase in the number of commercial customers. The number of commercial customers increased to approximately 35,932 in 2004 from approximately 35,729 in 2003. Industrial sales decreased 2.1 percent in 2004 compared with 2003, but did not significantly impact revenues. Industrial revenues are generated from industrial customers’ capacity requirements rather than the amount of GWH sales. Capacity requirements of industrial customers did not change significantly in 2004 compared with 2003.

Operating Expenses

For the year ended December 31, 2004, TNMP incurred operating expenses of $201.2 million, an increase of $17.5 million from the amount incurred during the corresponding period of 2003.

Increases in purchased power and transmission expenses of $11.7 million are discussed above in “Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses increased $3.1 million for the year ended December 31, 2004, compared with the same period in 2003. The increase is primarily attributable to a $3.1 million reduction to operating expenses in August 2003 related to the transfer of previously expensed System Benefit Fund costs from expense to a regulatory asset based on a PUCT ruling.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $1.7 million for the year ended December 31, 2004, compared with the corresponding 2003 period. The increase is primarily related to higher ad valorem taxes.

Carrying Charges on Regulatory Assets

During 2004, TNMP recorded $31.0 million of carrying charges associated with its stranded costs in Texas. Of that amount, $27.2 million of carrying charges related to the period January 1, 2002 through July 21, 2004. These charges resulted from a June 2004 Texas Supreme Court ruling that addressed recovery of carrying charges on recoverable stranded costs back to January 1, 2002, the date that competition began in Texas. Additionally, TNMP recorded carrying charges of $1.0 million related to other regulatory assets in Texas and New Mexico. In accordance with provisions within SFAS 92 – Regulated Enterprises – Accounting for Phase-In Plans, TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges, TNMP is prohibited from income statement recognition of $17.1 million associated with the equity portion of the carrying charges until the actual receipt of those amounts from customers.

Extraordinary Item (net of taxes)

In the second quarter of 2004, TNMP recorded a loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The PUCT allowed TNMP to recover $87.3 million of the $266.5 million that TNMP requested as stranded cost. This decision resulted in a loss of $155.2 million before tax ($97.8 million after tax). TNMP recorded the $97.8 million after tax loss as an extraordinary item in accordance with the requirements of SFAS 101 – Regulated Enterprises – accounting for the discontinuance of the application of FASB Statement No.71.

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

Gross profit for the year ended December 31, 2003, decreased $23.7 million compared with the corresponding 2002 period. The decrease is attributable to the loss of revenue from the sale of TNP One output, which TNMP sold in October 2002, and a disallowance of fuel and energy-related purchased power costs that occurred in the final fuel reconciliation in Texas. The final fuel reconciliation is further discussed in Note 3. In addition, 2002 gross profit included revenues from the billing of bundled rates in January 2002 that were not present in 2003.

Although retail competition began on January 1, 2002, TNMP’s former customers were transferred to First Choice following their January 2002 meter reading. As a result, TNMP’s January 2002 revenues include charges for service rendered through January 2002 meter reading dates at prices that reflect its integrated operations prior to competition. Beginning in February 2002, TNMP’s revenues reflected rates designed to recover its cost of providing transmission and distribution service under the provisions of Senate Bill 7. Those rates are lower than the rates TNMP charged prior to the beginning of competition, and resulted in decreased gross profit in the twelve months ended December 31, 2003. The table above quantifies the impact of changing TNMP’s rates to recover its cost of providing only transmission and distribution service.

In the first quarter of 2002, TNMP sold the output of TNP One to First Choice at cost, which was 2.5 cents (Kwh). First Choice used the power to serve its customers’ load. Beginning in April 2002, TNMP sold the output of TNP One to third parties at prices that averaged 2.8 cents per Kwh, until the sale of TNP One in October 2002. TNMP realized pre-tax income of $4.3 million related to third party sales for the year ended December 31, 2002.

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

The $3.2 million gross profit increase described as “price/sales mix and other” for the year ended December 31, 2003, compared to the corresponding 2002 period, is primarily attributable to increased revenues from commercial and industrial customers in Texas. A significant portion of those customers’ revenues are calculated based upon those customers’ highest peak demand for electricity in the twelve month period ending in the month that the customers are billed. Customers’ bills during 2003 were based upon a full twelve months of demand data, but customers’ bills during 2002 were based upon less than twelve months of demand data due to the beginning of retail competition in January 2002. As a result, some 2002 bills were lower than they normally would be, because the demand data for the summer months of 2001, during which these customers typically have their highest demand, could not be included in the calculation of the customers’ bills.

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

Other Operating and Maintenance

Other operating and maintenance expenses decreased $11.4 million for the year ended December 31, 2003, compared with the same period in 2002. The decrease is related to operating expenses of TNP One, which was sold in October 2002 and to TNMP’s establishment of a regulatory asset related to unrecovered System Benefit Fund payments.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $3.3 million for the year ended December 31, 2003, compared with the corresponding 2002 period. The decrease is primarily related to ad valorem taxes on TNP One, which was sold in October 2002.

Interest Expenses

Interest expenses increased $7.1 million for the year ended December 31, 2003, compared to the same period in 2002. The increase reflects interest on TNMP’s issuance of $250 million of 6.125 percent Senior Notes in June 2008 and $3.1 million of charges associated with the termination of its interest rate swaps upon the issuance of the Senior Notes in June 2003.

Liquidity and Capital Resources

Liquidity

The main sources of liquidity for TNMP are cash flow from its operations and cash on hand. TNMP’s cash balance as of December 31, 2004, was approximately $65.8 million.

TNMP’s cash flow from operations for the year ended December 31, 2004 was $0.1 million lower than in the year ended December 31, 2003. The factors causing the decrease in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase (Decrease) 2004 v. 2003
Decreased cash flow from sales, net of purchased power payments	$(8.9)
Decreased cash paid to suppliers	4.2
Decreased payments for income taxes	5.6
All other	(1.0)

TNMP consolidated cash flow from operations decrease	$(0.1)

Cash flow from sales, net of purchased power costs, for 2004 was $8.9 million lower than 2003 due to lower sales from milder than normal weather, lower net transmission revenues and lower electric service revenues as discussed in Gross Profit. Cash paid by suppliers was lower in 2004 due to reduced payroll and benefits and lower outside service costs than in 2003. TNMP also paid less income tax in 2004 because of lower taxable income than in 2003.

Affiliate Guarantee. In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. On June 1, 2004, TNMP terminated this authority to guarantee the power supply obligations of First Choice upon First Choice’s establishment of First Choice Power Special Purpose, L.P. (FCPSP) under authorization granted by the PUCT in Docket No. 29081. FCPSP was established in connection with First Choice’s power supply agreement with Constellation Energy Commodities Group, Inc. (Constellation).

Stranded Cost Disallowance. As discussed in Note 3, in the second quarter of 2004, TNMP recorded an extraordinary loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The loss did not trigger any covenant violations at TNMP.

Debt Repurchases. During the first six months of 2004, TNMP repurchased $7.3 million of its 6.25 percent Senior Notes due in 2009 and $1.1 million of its 6.125 percent Senior Notes due in 2008. There were no additional debt repurchases in 2004.

Rating Actions. In June 2004, as a result of the PUCT true-up order, Moody’s downgraded TNMP to Ba2 from Baa3, and identified the ratings outlook as negative. Also in June, Standard & Poor’s placed TNMP’s ratings on credit watch negative, primarily as a result of the PUCT true-up order. TNMP has no financial covenants or regulatory restrictions that are affected by the recent rating actions.

Following the announcement that PNM Resources had agreed to acquire TNP Enterprises, Moody’s revised its ratings outlook on TNMP to positive from negative, and Standard & Poor’s revised its rating outlook on TNMP to developing from negative. On March 2, 2005, Standard & Poor’s revised its rating outlook on TNMP to positive from developing, citing the strong likelihood that the PNM Resources acquisition will receive all required approvals.

Cash Flow. Management believes that TNMP’s cash flow from operations and cash on hand should be sufficient to meet TNMP’s working capital and credit needs through the end of 2005.

Dividend Payments. TNMP is required to provide notice to the NMPRC prior to paying dividends to TNP. For the years ended December 31, 2004, 2003 and 2002, TNMP paid dividends of $6.0 million, $29.4 million and $102.3 million, respectively, to TNP. Dividends paid in 2002 include $84.3 million of the proceeds from the sale of TNP One.

Tax Sharing Payments. TNMP is a party to a tax sharing agreement with TNP. Under the provisions of the tax sharing agreement, TNMP made payments of $9.1 million and $15.7 million to TNP for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2002, TNMP received $3.4 million in tax sharing from TNP.

Pension Plans. TNMP maintains a qualified defined benefit pension plan, retiree medical plan, and retiree life insurance plan that cover its subsidiaries’ eligible employees. TNMP also maintains an excess benefit plan, which provides pension benefits in excess of amounts permitted for qualified plans under U.S. tax law to affected participants of the qualified pension plan.

TNMP’s retirement plan expense for the qualified pension plan, retiree medical plan, retiree life insurance plan and excess benefit plan was approximately $1.9 million, $1.8 million, and $1.0 million for 2004, 2003 and 2002, respectively.

Retirement plan expense has been calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.8 percent for 2004 and 8.5 percent for 2003.

In developing the expected long-term rate of return assumption, TNMP evaluated input from its actuary, including a review of asset class return expectations as well as long-term inflation assumptions developed by independent consultants and economists. Projected investment returns are based on equity and fixed income indices, which represent broad market expectations. Based on this input, TNMP believes it is reasonable to assume that its pension plan investment strategy will generate long-term returns of at least 7.8 percent in 2005 and beyond.

The expected long-term rate of return on pension plan assets is based on an investment strategy that allocates pension plan assets among equity, Treasury Inflation Protected Securities (TIPS), and money market assets based on a formula dependent upon the composite price/earnings ratio of the S&P 500 index and the current yield on TIPS. As of December 31, 2004, the plan’s target allocation was 20 percent equity index fund, 0 percent TIPS, and 80 percent money market fund. TNMP believes that 7.8 percent is a reasonable long-term rate of return for its pension plan assets based on simulated returns of the investment strategy over the last 5, 15 and 20 years. The plan’s return on average plan assets during 2004 was approximately 5.7 percent. TNMP will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will make adjustments as necessary.

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

The discount rate that TNMP utilizes for determining its benefit obligations and retirement plan expense is based on a review of long-term corporate bonds. The Moody’s Aa index as of December 31 has been used to establish the discount rate. The discount rate determined on this basis decreased from 6.0 percent at December 31, 2003 to 5.75 percent at December 31, 2004.

The value of qualified pension plan assets has decreased from $85.1 million at December 31, 2003 to $82.4 million at December 31, 2004, primarily due to payments to beneficiaries. The decline in value and declining discount rates have reduced the funded status (the difference between plan assets and projected benefit obligation) for the qualified pension plan and excess benefit plan from ($0.2) million at December 31, 2003 to ($2.5) million at December 31, 2004.

TNMP Capital Resources

As of December 31, 2004, TNMP’s common equity and long-term debt ratios were 31.3 percent and 68.7 percent, respectively, compared to common equity and long-term debt ratios of 36.7 percent and 63.3 percent as of December 31, 2003, respectively. The changes in capital ratios reflect the extraordinary loss discussed in Note 3 regarding the PUCT’s decision in TNMP’s stranded cost true-up proceeding in Docket No. 29206.

TNMP’s capital requirements through 2009 are projected to be as follows (amounts in millions):

	2005	2006	2007	2008	2009
TNMP 6.125 percent Senior Notes due 2008 (see Note 9)	$—	$—	$—	$248.9	$—
TNMP 6.25 percent Senior Notes due 2009 (see Note 9)	—	—	—	—	167.7
TNMP capital expenditures	37.8	33.9	34.4	34.8	35.3

Total capital requirements	$37.8	$33.9	$34.4	$283.7	$203.0

Aggregate Contractual Obligations

The table below presents TNMP’s aggregate contractual obligations as of December 31, 2004, adjusted for the issuance of the existing notes (amounts in millions):

		Payments due in
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt (See Note 9)	$416.6	$—	$—	$416.6	$—
Obligations under purchased power agreements (See Note 11)	28.3	14.6	13.7	—	—

Total	$444.9	$14.6	$13.7	$416.6	$—

Off-Balance Sheet Arrangements

TNMP guaranteed First Choice’s borrowings and issuances of letters of credit under the TNMP/First Choice Credit Facility until its expiration in October 2003. In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. On June 1, 2004, TNMP terminated this authority to guarantee the power supply obligations of First Choice upon First Choice’s establishment of FCPSP as a part of First Choice’s power supply agreement with Constellation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

TNMP’s use of market risk sensitive instruments for trading purposes is minimal and does not have a material impact on its financial condition or results of operations.

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

TNMP’s ratio of fixed rate debt to total debt was 100 percent at both December 31, 2004 and 2003. During 2002, TNMP had two open swap transactions designed to manage interest rate risk associated with the TNMP/First Choice Credit Facility. The swaps effectively converted TNMP’s variable rate borrowings in 2002 to fixed rates. The swaps were terminated on June 10, 2003, when TNMP issued the 6.125 percent Senior Notes due in 2008 and terminated the TNMP/First Choice Credit Facility. While TNMP is exposed to additional interest rate risk due to the expiration of swaps, it has an offsetting position due to cash on hand as a result of the 6.125 percent Senior Notes financing in 2003. As of December 31, 2004, TNMP’s cash balance was approximately $65.8 million, a significant portion of which was invested in variable rate, short-term securities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of Texas-New Mexico Power Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Texas-New Mexico Power Company and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), cash flows and common shareholder’s equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 8, 2005

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Years Ended December 31,

	2004	2003	2002
	(In thousands)
OPERATING REVENUES	$269,665	$249,488	$303,907

OPERATING EXPENSES:
Purchased power and fuel	76,017	67,825	100,679
Other operating and maintenance	72,621	65,997	75,240
Depreciation of utility plant	29,691	28,631	27,567
Credit for recovery of stranded plant	—	—	(733)
Taxes other than income taxes	22,884	21,227	24,507

Total operating expenses	201,213	183,680	227,260

OPERATING INCOME	68,452	65,808	76,647

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS
Interest on long-term debt	25,855	25,279	18,300
Other interest and amortization of debt-related costs	2,836	3,621	3,514
Carrying charges on regulatory assets (Note 3)	(32,006)	—	—
Other income and deductions, net	(1,267)	(2,079)	(464)

Total	(4,582)	26,821	21,350

INCOME BEFORE INCOME TAXES	73,034	38,987	55,297
Income taxes	26,391	13,705	19,166

INCOME BEFORE EXTRAORDINARY ITEM	46,643	25,282	36,131
Extraordinary item - disallowance of stranded costs, net of taxes (Note 3)	(97,836)	—	—

NET INCOME (LOSS)	$(51,193)	$25,282	$36,131

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$242,441	$246,372	$262,323
Purchased power and fuel costs paid	(70,830)	(65,856)	(125,065)
Cash paid for payroll and to other suppliers	(47,783)	(51,993)	(56,714)
Interest paid, net of amounts capitalized	(26,145)	(27,424)	(19,066)
Income taxes received (paid)	(8,434)	(14,000)	760
Other taxes paid	(21,885)	(19,782)	(32,770)
Other operating cash receipts and payments, net	960	1,128	29

NET CASH PROVIDED BY OPERATING ACTIVITIES	68,324	68,445	29,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(43,524)	(41,669)	(39,076)
Other investing activities	(566)	(2,519)	—
Sale of TNP One	—	—	117,545

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(44,090)	(44,188)	78,469

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(6,000)	(29,400)	(102,300)
Issuance of senior notes, net of discount	—	248,923	—
Redemption of senior notes	(8,375)	—	—
Financing and redemption costs	(1,007)	(1,600)	266
Borrowings from (repayments to) affiliate	—	(14,557)	14,557
Borrowings from (repayments to) credit facility - net	—	(171,000)	3,000
Capitalization of First Choice Power	—	—	(23,000)
Other	—	—	(5,839)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15,382)	32,366	(113,316)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,852	56,623	(5,350)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,907	284	5,634

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,759	$56,907	$284

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(51,193)	$25,282	$36,131
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary item - disallowance of stranded costs, net of taxes	97,836	—	—
Depreciation of utility plant	29,691	28,631	27,567
Credit for Texas system benefit fund regulatory asset	—	(3,716)	—
Credit for recovery of stranded plant	—	—	(733)
Amortization of debt-related costs and other deferred charges	2,588	2,841	2,293
Carrying charges on regulatory assets	(32,006)	—	—
Allowance for funds used during construction	(754)	(938)	(519)
Deferred income taxes	43,857	3,053	25,323
Investment tax credits	(722)	(874)	(1,459)
Deferred purchased power and fuel costs	(511)	18,373	13,523

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	2,045	1,235	(25,654)
Accounts payable	3,424	1,233	(22,409)
Accrued interest	(220)	2,220	(181)
Accrued taxes	(16,401)	(1,132)	(12,290)
Changes in other current assets and liabilities	(9,429)	(641)	(9,623)
Interest rate lock on issuance of senior notes	—	(4,162)	—
Other, net	119	(2,960)	(2,472)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$68,324	$68,445	$29,497

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED BALANCE SHEETS

December 31,

	2004	2003
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$65,759	$56,907
Special deposits	3,086	2,520
Accounts receivable, net	30,398	32,443
Federal income tax refund	22,912	—
Materials and supplies, at lower of cost or market	1,505	1,082
Other current assets	7,526	662

Total current assets	131,186	93,614

UTILITY PLANT:
Electric plant	846,489	804,622
Construction work in progress	4,261	13,666

Total	850,750	818,288
Less accumulated depreciation	276,081	259,670

Net utility plant	574,669	558,618

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	343	343
Recoverable stranded costs	135,446	298,651
Regulatory tax assets	2,484	1,685
Deferred charges	28,378	28,437

Total long-term and other assets	166,651	329,116

	$872,506	$981,348

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,649	$13,302
Accrued interest	7,345	7,565
Accrued taxes	15,302	8,791
Accrued payroll and benefits	1,583	5,048
Customers’ deposits	912	702
Other current liabilities	4,243	3,808

Total current liabilities	45,034	39,216

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	—	40,844
Accumulated deferred income taxes	138,249	152,167
Accumulated deferred investment tax credits	2,326	18,459
Regulatory liability-accrued cost of removal	40,729	38,218
Deferred credits and other liabilities	41,297	22,839

Total long-term and other liabilities	222,601	272,527

LONG-TERM DEBT, LESS CURRENT MATURITIES	415,569	423,626

COMMON SHAREHOLDER’S EQUITY:
Common shareholder’s equity:
Common stock, $10 par value per share Authorized 12,000,000 shares; issued 10,705 shares	107	107
Capital in excess of par value	197,751	197,751
Retained earnings (deficit)	(6,795)	50,398
Accumulated other comprehensive loss	(1,761)	(2,277)

Total common shareholder’s equity (deficit)	189,302	245,979

COMMITMENTS AND CONTINGENCIES (Note 11)
	$872,506	$981,348

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,

	2004	2003
	(In thousands)
LONG-TERM DEBT
SENIOR NOTES
6.125% due 2008	$248,935	$250,000
6.25% due 2009	167,690	175,000
Unamortized discount	(1,056)	(1,374)

Total long-term debt	415,569	423,626

COMMON SHAREHOLDER’S EQUITY
Common stock, $10 par value per share Authorized shares - 12,000,000 Outstanding shares - 10,705	107	107
Capital in excess of par value	197,751	197,751
Retained earnings (deficit)	(6,795)	50,398
Accumulated other comprehensive loss	(1,761)	(2,277)

Total common shareholder’s equity (deficit)	189,302	245,979

TOTAL CAPITALIZATION	$604,871	$669,605

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

	Common Shareholder’s Equity
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(Dollars in thousands)
YEAR ENDED DECEMBER 31, 2002
Balance at January 1, 2002	10,705	$107	$222,149	$115,685	$(530)	$337,411
Net income	—	—	—	36,131	—	36,131
Other comprehensive income, net of tax
Interest rate hedge	—	—	—	—	(1,164)	(1,164)
Minimum pension liability	—	—	—	—	314	314

Comprehensive income	—	—	—	36,131	(850)	35,281
Dividends on common stock	—	—	—	(97,300)	—	(97,300)
Capitalization of First Choice Power	—	—	(24,398)	—	—	(24,398)

Balance at December 31, 2002	10,705	107	197,751	54,516	(1,380)	250,994

YEAR ENDED DECEMBER 31, 2003
Comprehensive income
Net income	—	—	—	25,282	—	25,282
Other comprehensive income, net of tax
Interest rate hedge	—	—	—	—	(1,111)	(1,111)
Minimum pension liability	—	—	—	—	214	214

Comprehensive income (loss)	—	—	—	25,282	(897)	24,385
Dividends on common stock	—	—	—	(29,400)	—	(29,400)

Balance at December 31, 2003	10,705	107	197,751	50,398	(2,277)	245,979

YEAR ENDED DECEMBER 31, 2004
Comprehensive income
Net loss	—	—	—	(51,193)	—	(51,193)
Other comprehensive income, net of tax
Interest rate hedge	—	—	—	—	515	515
Minimum pension liability	—	—	—	—	1	1

Comprehensive income (loss)	—	—	—	(51,193)	516	(50,677)
Dividends on common stock	—	—	—	(6,000)	—	(6,000)

Balance at December 31, 2004	10,705	$107	$197,751	$(6,795)	$(1,761)	$189,302

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

Effective January 1, 2002, retail competition began in Texas under the provisions of Senate Bill 7. Prior to January 1, 2002, TNMP operated as an integrated electric utility in Texas. In accordance with Senate Bill 7 and in compliance with a plan approved by the PUCT, TNMP separated its Texas utility operations into three components:

•	Retail Sales Activities. First Choice assumed the activities related to the sale of electricity to retail customers in Texas. On January 1, 2002, TNMP’s customers automatically became customers of First Choice, unless they chose a different retail electric provider. The rates that First Choice charges for its services are not regulated, with the exception of the price-to-beat, a regulated price that First Choice must offer to certain former customers of TNMP.

•	Power Transmission and Distribution. TNMP continues to operate its regulated transmission and distribution business in Texas.

•	Power Generation. TGC became the unregulated entity performing TNMP’s generation activities in Texas. In October 2002, TNMP and TGC sold TNP One to Sempra Energy Resources. As a result of the sale, TGC neither owns property nor engages in any operating activities. Neither TNMP nor any of its affiliates are currently in the power generation business.

The use of estimates is required to prepare TNMP’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Management believes that estimates are essential and will not materially differ from actual results. However, adjustments may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in the 2004 financial statements.

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

AFUDC is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation. Established regulatory practices enable TNMP to recover these costs from customers. The composite rate used for AFUDC was 8.0 percent in 2004, 7.3 percent in 2003, and 7.9 percent in 2002. AFUDC is applied to construction expenditures for the portion of its business that is accounted for under SFAS 71.

The costs of depreciable units of plant retired or disposed of in the normal course of business are eliminated from utility plant accounts and such costs plus removal expenses less salvage are charged to accumulated depreciation. When complete operating units are disposed of, appropriate adjustments are made to accumulated depreciation, and the resulting gains or losses, if any, are recognized.

Depreciation is provided on a straight-line method based on the estimated lives of the properties as indicated by periodic depreciation studies. A portion of depreciation of transportation equipment used in construction is charged to utility plant accounts in accordance with the equipment’s use. Depreciation as a percentage of average depreciable cost was 3.6 percent, 3.7 percent, and 3.7 percent in 2004, 2003, and 2002, respectively.

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

In New Mexico, TNMP is allowed to recover all purchased power costs through the FPPCAC authorized by the NMPRC. The FPPCAC changes monthly to reflect over-collections or under-collections of purchased power costs. As discussed in Note 3, the FPPCAC temporarily expired in February 2004 but was reinstated in October 2004.

Deferred Charges. Costs incurred in issuing long-term debt are deferred and amortized on a straight-line basis over the lives of the respective issues. Included in deferred charges are other assets that are expected to benefit future periods and certain costs that are deferred for ratemaking purposes and amortized over periods allowed by regulatory authorities.

Income Taxes. TNP files a consolidated federal income tax return that includes the consolidated operations of its subsidiaries, First Choice, and TNMP. The amounts of income taxes recognized in TNMP’s accompanying consolidated financial statements were computed as if TNMP and its subsidiaries filed a separate consolidated federal income tax return. Investment Tax Credit (ITC) amounts utilized in the federal income tax return are generally deferred and amortized to earnings ratably over the estimated service lives of the related assets.

Other Comprehensive Income. Other Comprehensive Income includes unrealized gains and losses related to derivative transactions designated as cash flow hedges and minimum pension liabilities recorded under the provisions of SFAS No. 87, “Employers Accounting for Pensions.”

Details regarding the components of Other Comprehensive Income (Loss) are discussed in Note 5.

Derivative Instruments. TNMP may enter into derivative instruments, including options and swaps, to manage risks related to changes in interest rates and commodity prices. TNMP records derivatives on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income depending upon the use of the derivative and whether the derivative qualifies for hedge accounting.

Fair Values of Financial Instruments. Fair values of cash equivalents and customer receivables approximated the carrying amounts because of the short maturities of those instruments.

The estimated fair value of long-term debt was based on quoted market prices of the same or similar issues. The estimated fair value of TNMP’s financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Capitalization and Liabilities
Long-term debt	$416,625	$434,773	$425,000	$433,100

Reclassification. Certain items in 2002 and 2003 were reclassified to conform to the 2004 presentation.

Note 2. Proposed PNM Resources, Inc., Acquisition of TNP Enterprises, Inc.

On July 24, 2004, SW Acquisition, L.P., the sole holder of TNP common stock, entered into a Stock Purchase Agreement to sell all of the outstanding common stock of TNP to PNM Resources for approximately $189 million comprised of equal amounts of PNM Resources common stock and cash. PNM Resources will also assume approximately $835 million of TNP’s net debt and senior redeemable cumulative preferred stock (preferred securities).

Under the terms of the agreement, TNP’s common shareholders will receive consideration, consisting of approximately 4.7 million newly issued PNM Resources shares and the remainder being paid in cash, subject to closing adjustments. PNM Resources shares were valued at $20.20 on the date the agreement was entered into. The final sale price will be based on the share price on the day of closing. PNM Resources closed at $26.24 on February 28, 2005. The existing indebtedness and preferred securities at TNP will be retired. All debt at TNMP, TNP’s wholly-owned electric utility subsidiary, will remain outstanding.

Based on the number of common shares outstanding on a fully diluted basis and taking into account additional equity issuances, following the transaction, PNM Resources’ shareholders would own 94 percent of PNM Resources’ common equity, and TNP’s shareholders would own approximately 6 percent.

The transaction is subject to certain conditions, including, to the extent they are required, receipt of necessary orders or other actions by the PUCT, the NMPRC, the FERC, the SEC and clearance under applicable federal anti-trust statutes. Information regarding the approval status in each jurisdiction is as follows:

Texas. On September 9, 2004, TNMP and PNM Resources filed a joint application with the PUCT seeking a finding that the acquisition is consistent with the public interest. Various parties intervened in the proceeding. In February 2005, TNMP and PNM Resources filed a stipulation settling all issues in the acquisition docket and providing for rate reductions by TNMP, timing of the 60-day rate review and effective dates for the resulting rates, extension or renewal of certain service quality and reliability commitments, a synergy savings rate credit to be effective after closing, and a finding that the acquisition is consistent with the public interest. Various parties, including the staff of the PUCT executed the stipulation and all parties agreed not to oppose its approval. Management expects the PUCT to find the acquisition to be consistent with the public interest and implement the stipulation no later than April 2005. See Note 3 – Regulatory Matters - Texas for additional information associated with the settlement.

New Mexico. On September 9, 2004, TNMP and PNM Resources filed a joint application with the NMPRC seeking approval of the acquisition. Various parties intervened in the proceeding. In February 2005, TNMP and PNM Resources filed a stipulation settling all issues in the acquisition docket including rate reductions by TNMP over five years, the sharing of synergy savings with customers of TNMP and various PNM Resources subsidiaries, and the agreement of the parties that the acquisition should be approved. Management expects that the NMPRC will approve the acquisition settlement in the second quarter of 2005. See Note 3 – Regulatory Matters – New Mexico for additional information associated with the settlement.

FERC. On December 23, 2004, TNMP and PNM Resources filed a joint application requesting approval of the acquisition. On January 28, 2005, EPE filed a protest to the acquisition stating that EPE needed more information on competitive issues before the application could be approved. Xcel Energy also filed a motion to intervene in the matter but did not protest approval of the transaction. On March 2, 2005, FERC issued an order, rejecting EPE’s protest and approving the acquisition.

SEC. During the first quarter of 2005, PNM Resources filed for all required action needed for approval of the acquisition by the SEC.

Federal Trade Commission. On February 2, 2005, PNM Resources received anti-trust clearance under the Hart-Scott-Rodino Act from the Federal Trade Commission.

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

Final Fuel Reconciliation. In January 2004, the PUCT issued an order that disallowed $15.7 million of fuel and energy-related purchased power costs that TNMP incurred in 2000 and 2001, prior to retail competition. TNMP recorded the $10.1 million net of tax effect of the disallowance in the fourth quarter of 2003. As a result of the PUCT decision, TNMP had an over-recovered balance of fuel and energy-related purchased power costs of $41.1 million, including interest. TNMP is appealing the PUCT decision.

2004 True-Up Proceeding. On July 22, 2004, the PUCT issued its decision in TNMP’s stranded cost true-up proceeding in Docket No. 29206. The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. The proceeding examined a number of issues, including the sale of TNP One that occurred in October 2002, the final fuel reconciliation and the clawback. The PUCT decision established $128.4 million as TNMP’s stranded costs and allows TNMP to recover $87.3 million of the $266.5 million that TNMP requested for its true-up balance TNMP’s original request included approximately $307.6 million of stranded costs related to the sale of TNP One, which occurred in October 2002, and the credit of approximately $41.1 million related to TNMP’s over-recovered balance of fuel and energy-related purchased power costs.

The PUCT’s decision resulted in a loss of $155.1 million before an income tax benefit of $57.3 million ($97.8 million after tax). TNMP recorded the $97.8 million after tax loss as an extraordinary item in the second quarter of 2004. The loss was classified as an extraordinary item in accordance with SFAS 101, “Regulated Enterprises – Accounting for the Discontinuance of the Application of FASB Statement No. 71.”

In addition to the decision regarding stranded costs, the PUCT order confirmed that First Choice’s clawback liability to TNMP is $15.9 million. Senate Bill 7 requires First Choice to credit TNMP with the clawback amount. TNMP must then pass the credit received from First Choice to its transmission and distribution customers.

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

In the third quarter of 2004, TNMP began accruing carrying charges on stranded costs for the period subsequent to the July 22, 2004 stranded cost order. In accordance with PUCT rules in effect at the time that TNMP filed its true-up proceeding, TNMP is allowed to accrue and recover carrying charges on the stranded cost balance from the date of the final order.

On August 11, 2004, TNMP filed a motion for rehearing of the PUCT decision. On October 7, 2004, the PUCT denied all of TNMP’s motions for rehearing except for an issue related to a June 2004 Texas Supreme Court ruling that addressed recovery of carrying charges on recoverable stranded costs back to January 1, 2002, the date that competition began in Texas. Hearings were held in December 2004. In accordance with the June 2004 Texas Supreme Court ruling, and consistent with the application in the true-up case of another utility, TNMP expects to recover $41.7 million of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004. Accordingly, TNMP recorded $27.2 million of carrying charges for the period January 1, 2002 through July 21, 2004, in the fourth quarter of 2004. In accordance with provisions within SFAS 92 – Regulated Enterprises – Accounting for Phase-In Plans, TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges, and TNMP was prohibited from income statement recognition of $14.5 million associated with the equity portion of the carrying charges until the actual receipt of those amounts from customers. A final order in the True-Up Proceeding is expected to be issued in the second quarter of 2005.

60-Day Rate Review. Sixty days following the date on which a true-up order becomes final and appealable, TNMP is required to make a 60-Day Rate Review filing. First Choice is required to make a filing to reset its price-to-beat rates on a schedule consistent with the TNMP 60-Day Rate Review. TNMP’s case will set rates for recovery of the true-up balance and address the clawback liability. First Choice’s case will consider a reset of price-to-beat rates.

As discussed in Note 2, the stipulation resolving the Texas proceeding related to PNM Resources’s acquisition of TNP provides that TNMP will file the 60-Day Rate Review no later than 60 days following the date on which the true-up order becomes final and appealable. First Choice will file its price-to-beat base rate case no later than 30 days after TNMP files its

60-Day Rate Review. TNMP’s and First Choice’s resulting rates will take effect simultaneously no later than 30 days following a final order on TNMP’s 60-Day Rate Review. The Texas acquisition stipulation also provides that First Choice will request that the PUCT recognize in its new price-to-beat rates the TNMP rate reduction and the synergy savings credit provided for in the stipulation.

Acquisition Settlement. During the fourth quarter of 2003, several Texas cities passed resolutions requiring TNMP to file certain financial information with the cities so that the cities may determine whether TNMP’s transmission and distribution rates are reasonable. TNMP filed information in response to the resolutions in November 2003 and has responded to additional requests for information from the cities.

As discussed in Note 2, as a result of the settlement discussions in Texas associated with PNM Resources’ acquisition of TNP, TNMP agreed to implement a $13 million annual reduction to its Texas retail delivery base rates. The rate reduction will be effective for customer billings beginning May 1, 2005.

ST Corp. Merger Commitments. As conditions for approval of the ST Corp. Merger, TNMP made a number of commitments to both the PUCT and NMPRC. The commitments cover a wide range of financial, operational, electric reliability, and other standards with which TNMP agreed to comply. TNMP made 55 commitments in New Mexico and Texas, of which 18 are currently in effect. TNMP monitors compliance on a monthly basis and could be subject to financial penalties for non-compliance with certain commitments. As of December 31, 2004, TNMP was in compliance with all of its ST Corp. Merger commitments, with the exception of nominal penalties in regard to certain reliability standards in Texas. Some of the commitments have been extended or renewed as part of the PNM Resources acquisition settlement in Texas and New Mexico.

Transmission Cost Recovery Factor. On January 14, 2005, TNMP filed for an updated Transmission Cost Recovery Factor (TCRF) at the PUCT. PUCT rules authorize TNMP to make such adjustments when a change in a Transmission Service Provider’s (TSP’s) wholesale transmission rate being charged to TNMP has been approved or allowed by the PUCT. PUCT rules authorizes Distribution Service Providers (DSPs) to update their TCRF on March 1 and September 1 of each year in order to pass through changes in wholesale transmission costs that are billed by TSPs to DSPs such as TNMP. TNMP sought administrative approval of an adjustment to its TCRF Rider for the changes in wholesale transmission rates that have been approved or allowed by the PUCT. The filing, which was approved on February 23, 2005, will increase annual revenues $1.9 million for TNMP effective March 1, 2005.

New Mexico

Affiliate Guarantee. In October 2003, the NMPRC granted TNMP’s request for authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. TNMP’s authority to guarantee the power supply obligations of First Choice terminated on June 2, 2004, when First Choice established a bankruptcy remote special purpose entity under authorization granted by the PUCT in Docket No. 29081. The special purpose entity was established in connection with First Choice’s power supply agreement with Constellation.

New Mexico Fuel and Purchased Power. In January 2002, as part of the final order in Docket No. 3643, TNMP established a FPPCAC in New Mexico. This clause allowed TNMP to recover actual purchased power costs from customers. New Mexico regulations require TNMP to seek approval for continuation of the FPPCAC every two years. In July 2004, the staff of the NMPRC notified TNMP that it had failed to file for the continuation of the FPPCAC.

Amounts collected from February through June 2004 are subject to refund. In September 2004, the NMPRC authorized TNMP to begin collecting an interim FPPCAC effective October 1, 2004. On December 14, 2004, the NMPRC approved the permanent FPPCAC. TNMP’s earnings were reduced by $0.5 million after tax ($0.8 million before tax) for the year ended December 31, 2004, as a result of the temporary expiration of FPPCAC.

Acquisition settlement. As discussed in Note 2, as a result of the settlement discussions in New Mexico associated with PNM Resources’ acquisition of TNP, TNMP agreed to implement an approximate $9.6 million (1.851 cents per Khw) annual reduction, which includes synergy savings, effective January 1, 2006, to most of its New Mexico customers, subject to completion of the PNM Resources acquisition of TNMP. Phelps Dodge, TNMP’s largest New Mexico commercial customer is served through a contractual arrangement, and is excluded from the rate reduction. PNM Resources has also agreed to integrate the New Mexico operations of TNMP into PNM Resources by January 1, 2007. Effective January 1, 2008, TNMP’s rates will be reduced by an additional 0.1 cents per Kwh through December 31, 2008; and on January 1, 2009, TNMP’s rates will be reduced by an additional 0.1 cents per Khw, for a total reduction of 2.051 cents per Kwh in effect through December 31, 2010. As part of the rate reduction, the current TNMP FPPCAC will be eliminated once amounts in the balancing account as of December 31, 2005 are collected or returned to customers.

Note 4. Accounting Developments

Employers’ Disclosures about Pensions and Other Postretirement Benefits

TNMP has applied the revised disclosure provisions of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). The revisions to SFAS 132 were issued in December 2003, and require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosures that are required by SFAS 132 are included in Note 7.

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

Accounting for Asset Retirement Obligations

TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (SFAS143) on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNMP. As a result of the adoption of SFAS 143, TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. Accordingly, TNMP reclassified the estimated utility plant removal costs of $38.2 million as of December 31, 2003, from accumulated depreciation to a regulatory liability included in long-term and other liabilities on the balance sheet.

Note 5. Derivative Instruments, Hedging Activities, and Other Comprehensive Income

Normal Purchases and Sales. In the normal course of business, TNMP enters into commodity contracts, which include “swing” components for additional purchases or sales of electricity, in order to meet customer requirements. The FASB has defined criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception provided by SFAS 133, as amended by SFAS 149. Based on the FASB’s guidance, the management of TNMP has determined that its respective contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP does not account for their respective electricity contracts as derivatives.

Hedging Activities

TNMP may enter into agreements for derivative instruments, including options and swaps, to manage risks related to changes in interest rates and commodity prices. At the inception of any such transactions, TNMP documents relationships between the hedging instruments and the items being hedged. The documentation includes the strategy that supports executing the specific transaction.

TNMP Interest Rate Hedges. In October 2002, TNMP executed two $75 million interest rate swap transactions designed to manage interest rate risk associated with the TNMP/First Choice Credit Facility. TNMP issued $250 million of 6.125 percent Senior Notes due in 2008, in June 2003. A portion of the proceeds from that borrowing was used to repay amounts outstanding under the TNMP/First Choice Credit Facility. As a result, TNMP terminated the swaps in June 2003 at a cost of $3.1 million, which was recorded as interest expense.

In May 2003, TNMP executed a $250 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of its $250 million of Senior Notes discussed above. The rate lock effectively fixed the five-year Treasury yield upon which the yield of the Senior Notes was based at approximately 2.6 percent. TNMP paid $4.2 million upon the issuance of the Senior Notes in June 2003 to settle the rate lock. The cost of the rate lock was recorded in accumulated other comprehensive income and will be amortized to interest expense over the life of the Senior Notes.

The interest rate swaps and the Treasury rate lock were designated as cash flow hedges. The instruments were highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the years ended December 31, 2004 and 2003, TNMP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swaps and Treasury rate lock in other comprehensive income as shown in the following table.

	Twelve Months Ended December 31, 2004			Twelve Months Ended December 31, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$—	$—	$—	$(5,923)	$2,257	$(3,666)
Reclassification adjustments	832	(317)	515	4,127	(1,572)	2,555

Other comprehensive income (loss)	$832	$(317)	$515	$(1,796)	$685	$(1,111)

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

Other comprehensive income for TNMP includes the amounts shown in the following table for the years ended December 31, 2004, 2003, and 2002.

	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Year ended December 31, 2004	$1	$—	$1
Year ended December 31, 2003	346	(132)	214
Year ended December 31, 2002	508	(194)	314

Note 6. Sale of TNP One

On October 31, 2002, TNMP sold TNP One to Sempra Energy Resources for $120 million ($117.6 net of cost to sell). The sale completed a process that TNMP started in response to Senate Bill 7, which required electric utilities to separate their power generation business activities from the regulated transmission and distribution business. Senate Bill 7 established various methods for quantifying stranded costs, one of which was the sale of generation plants.

Note 7. Employee Benefit Plans

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

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
	(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$85,297	$86,485	$10,864	$10,985
Service cost	2,091	2,095	411	388
Interest cost	4,789	5,168	679	686
Participant contributions	—	—	857	640
Plan amendments	—	207	—	—
Actuarial (gain) or loss, including changes in discount rate	164	2,040	1,465	195
Curtailments/settlements	—	(3,403)	—	—
Benefits paid	(7,478)	(7,294)	(2,067)	(2,030)

Benefit obligation at end of year	$84,863	$85,298	$12,209	$10,864

Change in plan assets:
Fair value of plan assets at beginning of year	$85,052	$88,444	$5,688	$5,556
Actual return on plan assets, net of expenses	4,625	3,669	369	469
Settlements	—	(3,403)	—	—
Employer contributions	165	3,636	1,099	1,047
Participant contributions	—	—	853	638
Benefits paid	(7,478)	(7,294)	(2,053)	(2,022)

Fair value of plan assets at end of year	$82,364	$85,052	$5,956	$5,688

Reconciliation of funded status
Funded status	$(2,499)	$(245)	$(6,253)	$(5,175)
Unrecognized actuarial gain	(913)	(2,335)	975	(436)
Unrecognized transition obligation	—	—	2,594	2,918
Unrecognized prior service cost	(1,432)	(1,632)	—	—

Accrued benefit liability	$(4,844)	$(4,212)	$(2,684)	$(2,693)

Amounts recognized in the consolidated balance sheets
Accrued benefit liability	$(4,844)	$(4,213)	$(2,684)	$(2,693)
Accumulated other comprehensive loss	—	1	—	—

Accrued benefit liability	$(4,844)	$(4,212)	$(2,684)	$(2,693)

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.75%	6.00%	5.75%	6.00%
Average rate of compensation increase	3.50%	3.50%	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $82.7 million and $82.9 million at December 31, 2004 and 2003, respectively.

The projected benefit obligation of the excess benefit plan, which has an accumulated benefit obligation in excess of plan assets, was $3.6 million and $3.5 million at December 31, 2004 and 2003, respectively. The accumulated benefit obligation of the excess benefit plan was $3.6 million and $3.4 million at December 31, 2004 and 2003, respectively. The excess benefit plan had no plan assets at December 31, 2004 and 2003, respectively.

The 2003 projected benefit obligation and 2003 net periodic benefit cost of the excess benefit plan were affected by the settlement of obligations related to the termination of a former member of TNMP’s senior management. The benefits payable to the former member of senior management under the excess benefit plan were a significant portion of the total obligations of the excess benefit plan.

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(In thousands)
Components of net periodic benefit cost
Service cost	$2,091	$2,095	$2,321	$411	$389	$345
Interest cost	4,789	5,168	5,564	679	686	732
Expected return on plan assets	(6,040)	(6,959)	(7,722)	(315)	(334)	(412)
Settlements	—	362	—	—	—	—
Amortization of prior service cost	(200)	(200)	(220)	—	—	—
Amortization of transitional (asset) or obligation	—	—	—	324	324	324
Recognized actuarial (gain) loss	157	298	193		(17)	(126)

Net periodic benefit cost	$797	$764	$136	$1,099	$1,048	$863

Increase (decrease) in minimum pension liability included in other comprehensive income	$(1)	$(346)	$(509)	$—	$—	$—

Weighted-average assumptions to determine net periodic benefit cost for the years ended December 31
Discount rate	6.00%	6.50%	7.25%	6.00%	6.50%	7.25%
Expected long-term rate of return on plan assets	7.80%	8.50%	9.00%	5.50%	6.00%	6.00%
Average rate of compensation increase	3.50%	3.50%	4.00%	N/A	N/A	N/A

The expected long-term rate of return on pension plan assets is based on an investment strategy that allocates pension plan assets among equity, Treasury Inflation-Protected Securities (TIPS), and money market assets based on a formula dependent upon the composite price/earnings ratio of the S&P 500 index and the current yield on TIPS. In developing the expected long-term rate of return assumption, TNMP utilized expectations of asset class returns as well as long-term inflation assumptions developed by independent consultants and economists. Projected investment returns were based on equity and fixed income indices, which represent broad market expectations. TNMP determines the expected long-term rate of return by weighting the expected return on each asset class by the expected asset allocation produced by the investment strategy.

The assumed health care cost trend rate used to measure the expected cost of benefits was 8 percent for 2004 and is assumed to trend downward slightly each year to 5 percent for 2007 and thereafter. TNMP’s exposure to cost increases in the postretirement benefit plan is minimized by a provision that limits TNMP’s share of costs under the plan. Costs of the plan in excess of the limit are borne wholly by the participants. TNMP reached the cost limit at the end of 2001. As a result, a one-percentage-point change in assumed health care cost trend rates would have no effect on either the 2004 net periodic expense or the year-end 2004 postretirement benefit obligation.

	Pension Plan Assets		Postretirement Benefits Plan Assets
	2004	2003	2004	2003
Weighted-average asset allocations by asset category at December 31
Equities	23%	11%	23%	13%
Debt securities (composed entirely of TIPS)	—	11%	—	10%
Other (money market assets)	77%	78%	77%	77%

	100%	100%	100%	100%

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

PE Ratio Bands	S&P 500 PE Ratio	Target Equity Allocation	Allowable Range
I	Greater than 23.5	10%	5% to 15%
II	Less than or equal to 23.5 and greater than 19.25	20%	15% to 25%
III	Less than or equal to 19.25 and greater than 13.0	50%	45% to 55%
IV	Less than or equal to 13.0 and greater than 11.0	70%	65% to 75%
V	Less than or equal to 11.0	90%	85% to 95%

The target equity allocation for the postretirement benefit plan is also a function of the price/earnings ratio of the S&P 500 index, as shown in the following table.

PE Ratio Bands	S&P 500 PE Ratio	Target Equity Allocation	Allowable Range
I	Greater than 23.5	10.25%	5.25% to 15.25%
II	Less than or equal to 23.5 and greater than 19.25	22%	17% to 27%
III	Less than or equal to 19.25 and greater than 13.0	54%	49% to 59%
IV	Less than or equal to 13.0 and greater than 11.0	75%	70% to 80%
V	Less than or equal to 11.0	96%	91% to 100%

Assets not held in equities will be invested in fixed income investments, excluding an amount held in cash to pay current benefits and expenses. Once the target equity allocation for the plans has been determined, the remaining assets of the plans will be invested in TIPS subject to the limitations in the following tables.

If Yield on TIPS is declining.
Yield Bands	Yield on TIPS Investments	Target TIPS Allocation	Allowable Range
I	Less than 2.00	0%	0%
II	Greater than or equal to 2.00 and less than 2.50	5%	0% to 15%
III	Greater than or equal to 2.50 and less than 2.65	20%	15% to 25%
IV	Greater than or equal to 2.65 and less than 2.80	40%	35% to 45%
V	Greater than or equal to 2.80 and less than 3.00	70%	65% to 75%
VI	Greater than or equal to 3.00	100%	95% to 100%

If Yield on TIPS is increasing.
Yield Bands	Yield on TIPS Investments	Target TIPS Allocation	Allowable Range
I	Less than 2.00	0%	0%
II	Greater than or equal to 2.00 and less than 2.60	5%	0% to 15%
III	Greater than or equal to 2.60 and less than 2.75	20%	15% to 25%
IV	Greater than or equal to 2.75 and less than 2.90	40%	35% to 45%
V	Greater than or equal to 2.90 and less than 3.10	70%	65% to 75%
VI	Greater than or equal to 3.10	100%	95% to 100%

Assets of the plans that are not invested in equities or TIPS at any point in time will be invested in money market investments.

TNMP expects to contribute $0.8 million to the pension plan and $1.0 million to the postretirement benefits plan in 2005.

	Pension Benefits	Post -Retirement Benefits
	(In thousands)
Expected future benefit payments, reflecting expected future service, to be paid in
2005	$7,820	$990
2006	7,660	926
2007	7,460	898
2008	7,675	886
2009	8,030	883
2010 - 2014	39,000	4,869

In 2003, TNMP recognized a reduction in postretirement benefits plan liabilities due to changes resulting from the Medicare Prescription Drug and Modernization Act of 2003. The following table summarizes the impact of the act on 2004 expense and on future postretirement benefit payments:

	2004 (In thousands)
	With Medicare	Without Medicare
Net periodic benefit cost
Service cost	$411	$419
Interest cost	679	705
Expected return on plan assets	(315)	(315)
Amortization of transition obligation	324	324

Net periodic benefit cost	$1,099	$1,133

Expected future benefit payments
2005	$990	$990
2006	926	970
2007	898	940
2008	886	925
2009	883	920
2010 - 2014	4,869	5,050

Incentive Plans

TNMP has two incentive compensation plans. All employees participate in one or both of these plans. Incentive compensation is based on meeting key financial and operational performance goals such as earnings before interest expense, taxes, depreciation and amortization, customer satisfaction, and system reliability measures.

TNMP’s operating expenses for 2003 and 2002 included costs for the various plans and bonuses in employment agreements of $1.9 million, and $2.7 million, respectively. No incentive compensation was paid for 2004.

Change of Control Agreements

TNMP entered into change in control agreements with certain members of TNMP’s officers and key employees. Under such agreements, if a Change in Control occurs, as defined by the agreements, and the officer or key employee’s employment is terminated without Cause (as the agreements define such term) or the officer resigns following a significant change in duties, responsibilities, authority, title, reporting responsibilities, compensation or benefits, then the officer would become entitled to receive the benefits provided by the applicable agreement. These benefits include: (i) one to three times annual salary, (ii) medical and dental insurance at a cost to such officer equal to that paid by TNMP employees for a period of one to three years, (iii) a prorated portion of annual bonus as established by the annual Incentive Plans and (iii) any excise tax taxes payable as a result of these benefits, grossed up for any additional excise and income taxes that result from each gross up payment. The completion of the PNM Acquisition as contemplated by the Stock Purchase Agreement would be a Change in Control under these agreements. The maximum aggregate estimated liability of the employment agreements and the Change in Control Agreements is approximately $6.4 million.

Other Employee Benefits

TNMP and its subsidiaries have a 401(k) plan designed to enhance the other retirement plans available to its employees. Employees may invest their contributions in various mutual funds. TNMP’s contributions are invested in the same manner as the employees’ contributions. TNMP’s operating expenses for 2004, 2003, and 2002 included contribution costs of $0.4 million, $0.4 million and $0.6 million, respectively.

Note 8. Income Taxes

Components of income taxes were as follows:

	2004	2003	2002
	(In thousands)
Taxes on net operating income:
Federal - current	$5,920	$12,958	$(757)
State - current and deferred	3,048	1,354	2,501
Federal - deferred	17,701	(394)	18,650
ITC adjustments	(722)	(874)	(1,459)

	25,947	13,044	18,935

Taxes on other income (loss):
Federal - current	444	661	231

	444	661	231

Total income taxes	$26,391	$13,705	$19,166

The amounts for total income taxes differ from the amounts computed by applying the appropriate federal income tax rate to earnings (loss) before income taxes for the following reasons:

	2004	2003	2002
Tax at statutory tax rate	$24,342	$13,451	$18,430
Amortization of accumulated deferred ITC	(722)	(874)	(1,459)
Amortization of excess deferred taxes	(216)	(198)	(141)
State income taxes	3,048	1,354	2,501
Permanent differences	—	(34)	(57)
Other, net	(61)	6	(108)

Actual income taxes	$26,391	$13,705	$19,166

The tax effects of temporary differences that gave rise to significant portions of net current and net non-current deferred income taxes as of December 31, 2004, and 2003, are presented below.

	2004	2003
	(In thousands)
Current deferred income taxes:
Deferred tax assets: other	$—	$70

Non-current deferred income taxes:
Deferred tax assets:
Minimum tax carryforwards	—	19,567
Regulatory related items	2,236	10,910
Deferred purchased power	—	12,812
Accrued employee benefit costs	2,462	2,967
Excess earnings	—	14,296
Contribution in aid of construction	—	2,676
Other	196	167

	4,894	63,395

Deferred tax liabilities:
Utility plant, principally due to depreciation and basis differences, including TNP One recoverable stranded cost	(86,456)	(185,896)
Deferred charges	(5,232)	(21,080)
Other recoverable stranded costs (non-current)	(51,455)	(4,684)
Regulatory related items	—	(3,902)

	(143,143)	(215,562)

Non-current deferred income taxes, net	$(138,249)	$(152,167)

Federal tax carryforwards as of December 31, 2004, were as follows (in thousands):

Minimum tax credits
Amount	$—
Expiration period	None

Note 9. Long-Term Debt

TNMP’s $175 million 6.25 percent Senior Notes due in 2009 were issued in 1999, and are unsecured.

On June 10, 2003, TNMP completed the sale of $250 million of 6.125 percent Senior Notes due in 2008. On or after May 1, 2005, TNMP will be required to redeem the Senior Notes to the extent that it receives proceeds from the securitization of stranded costs. TNMP believes that it has adequate cash to meet its working capital needs without the need for additional bank financing through at least the end of 2005. TNMP’s cash balance as of December 31, 2004, was approximately $65.8 million.

TNMP/First Choice Credit Facility. The TNMP/First Choice Credit Facility expired in October 2003. Prior to the issuance of the 6.125 percent Senior Notes due in 2008, TNMP and First Choice used the TNMP/First Choice Credit Facility to finance their working capital requirements. For the years ended December 31, 2003 and 2002, the average interest rate on the TNMP/First Choice Credit Facility was 3.5 percent and 3.0 percent, respectively.

Maturities

As of December 31, 2004, TNMP has maturities of long-term debt for the five years following 2004 of $248.9 million in 2008, which is the scheduled maturity of TNMP’s 6.125 percent Senior Notes, and $167.7 million in 2009, which is the scheduled maturity of TNMP’s 6.25 percent Senior Notes.

Note 10. Related Party Transactions

Under an agreement between TNMP and its parent TNP, dated June 6, 1997 and an agreement between First Choice, TNMP’s affiliated retail electric provider, and TNMP, dated March 1, 2001, TNMP supplies various services, facilities, and supplies to TNP and First Choice. These services include accounting, information services, legal, and human resources, billed at TNMP’s cost. In return, TNP and First Choice compensate TNMP for the use of the services, facilities and supplies. For the years ended December 31, 2004, 2003 and 2002, TNMP recorded the following amounts associated with related party transactions. Shared services billings are recorded on the balance sheet as accounts receivable. Transmission and distribution charges are recorded as revenue in the income statement.

	2004	2003	2002
	(in millions)
First Choice
Shared services billings	$15.0	$13.9	$11.4
Shared services owed as of December 31	1.5	2.9	3.0

Transmission and distribution charges billed	93.7	109.3	107.7
Transmission and distribution charges owed as of December 31	11.8	11.2	16.6

	2004	2003	2002
	(in millions)
TNP
Shared services billings	$2.4	$1.8	$2.1
Shared services owed as of December 31	0.4	0.1	1.1

The $93.7 million of transmission and distribution charges shown above represents approximately 35 percent of TNMP’s total revenue for the year ended December 31, 2004.

During 2002, TNMP borrowed excess cash from First Choice. During 2003, all intercompany loans were repaid. Due to cash on hand as a result of the 2003 sale of the 6.125 percent Senior Notes due in 2008 discussed in Note 9, TNMP does not expect to have intercompany borrowings during 2005.

During the first quarter of 2002, TNMP sold the output of TNP One to First Choice at cost. TNMP billed First Choice $15.4 million for the power.

In 2002, TNMP paid Laurel Hill a transaction fee of $1.3 million for acting as TNMP’s financial advisor in connection with the sale of TNP One. Laurel Hill received the fee pursuant to provisions of the SW Acquisition limited partnership agreement.

TNMP paid a dividend of $6.0 million to TNP in the second quarter of 2004.

Note 11. Commitments and Contingencies

Energy Supply

New Mexico. TNMP’s power requirements in New Mexico are supplied by PNM under a long-term wholesale power contract that expires in December 2006. In addition to providing power supply, PNM acts as TNMP’s agent to procure, schedule and dispatch wholesale power on TNMP’s behalf throughout the term of the contract.

Take or Pay Obligations. At December 31, 2004, TNMP and First Choice had various outstanding commitments for take or pay provisions in their energy supply agreements with PNM and Constellation, respectively. Detailed below are the fixed and determinable portion of the obligations (amounts in millions):

	2005	2006	2007	2008	2009
Purchased power agreements	$14.6	$13.7	$—	$—	$—

Legal Actions

Environmental Site. In October, 2003, the TCEQ notified approximately 50 companies, including TNMP, that releases of hazardous substances had been documented from a site owned and operated by a vendor with whom those companies did business. TNMP purchased transformers from the vendor and also sent some transformers to the vendor for repair and/or disposal. The owner and operator of the site has filed for bankruptcy and the site is under the control of the bankruptcy trustee. In August 2004, 15 of the companies identified by TCEQ as PRPs, including TNMP, formed an initial working group to manage the remediation efforts and determine the allocation of responsibility among the PRPs. As a result of the initial allocation of responsibility, TNMP recorded a liability of $0.6 million for its share of the clean up of this site in 2004.

Other

TNMP is involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the dispositions of these matters will not have a material adverse effect on TNMP’s consolidated financial condition or results of operations.

Note 12. Selected Quarterly Consolidated Financial Data (unaudited)

The following selected quarterly consolidated financial data for TNMP is unaudited, and, in the opinion of TNMP’s management, is a fair summary of the results of operations for such periods:

		Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands)
2004
Operating revenues	$61,653	$65,069	$74,732	$68,211
Operating income	13,708	14,934	22,840	16,970
Income (loss) before extraordinary item	4,744	5,600	10,809	25,490
Extraordinary item	—	(97,836)	—	—
Net income (loss)	4,744	(92,236)	10,809	25,490

		Quarter Ended
	March 31	June 30	September 30	December 31
2003
Operating revenues	$61,365	$67,761	$69,953	$50,409
Operating income	15,521	22,025	25,684	2,578
Net income (loss)	7,048	8,832	12,303	(2,901)

Generally, the variations between quarters reflect the seasonal fluctuations of the businesses of TNMP. In the second quarter of 2004, TNMP recorded an extraordinary item of $97.8 million as discussed in Note 3.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

As of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of TNMP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of TNMP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) that is required to be included in TNMP’s periodic SEC filings.

There were no significant changes in TNMP’s internal controls or in other factors that could significantly affect these controls for the quarter ended December 31, 2004.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Michael E. Bray, 57, became President and Chief Operating Officer of TNP on January 19, 2004. He became a director of TNP on January 14, 2004. He became a director of TNMP and Chairman of First Choice on February 4, 2004. From July 2000 until September 2003 he was President of PPL Electric Utilities and Vice Chair of PPL Gas Utilities, electric and gas utilities based in Allentown, Pennsylvania. From April 2000 to July 2000 he was Senior Vice President of PPL Electric. From February 1999 to April 2000 he was President and Chief Executive Officer of Consolidated Edison Development, Inc., a power generation subsidiary of Consolidated Edison Company of New York, New York. From March 1997 to February 1999 he was Senior Vice President - Electric Business Unit of Long Island Lighting Company (LILCO).

Tim H. Carter, 49, became a director of TNMP on May 1, 2004. Since September 1, 2004, he has served as President and Chief Executive Officer of United Way of Metropolitan Tarrant County. From June 2001 to August 2004, he served as President and Chef Executive Officer of Harris Methodist Health Foundation. From January 1999 to March 2001, he served as Chairman of JP Morgan Chase Bank in Fort Worth, Texas. He has been a member of the board of directors of Jagee Corporation, a privately held, commercial real estate company based in Fort Worth, Texas, since 2001 and a member of the board of directors of the Worthington National Bank in Arlington, Texas since June 2002. He also serves as director of various non-profit organizations.

William J. Catacosinos, 74, has been a member of TNMP’s board of directors and Chairman, and Chief Executive Officer of TNP since the closing of the ST Corp. Merger in April 2000. In addition, he was President of TNP from April 2000 until January 2004. Since November 1998, Dr. Catacosinos has also served as Managing Partner of Laurel Hill Capital Partners. Dr. Catacosinos was Chairman and Chief Executive Officer of LILCO from January 1984 to July 1998. Dr. Catacosinos is a director of Preservation Sciences, Inc., of Fort Lauderdale, Florida, a company that researches and manufactures preservation technologies and products used with food, beverage and industrial products, and International Coal Group of New York, New York, a publicly held coal company.

Jack V. Chambers, 55, has served as Chairman, President and Chief Executive Officer of TNMP since April 2001. He was chairman of First Choice from September 2001 until January 2004. He was Senior Vice President and Chief Operations Officer of TNMP from October 2000 to April 2001. He was Senior Vice President and Chief Customer Officer of TNMP from 1994 until October 2000, and was a Senior Vice President of TNP from April 1996 until the closing of the ST Corp. Merger in April 2000.

James T. Flynn, 71, became a director of TNMP at the time of the ST Corp. Merger in April 2000 and of TNP in November 2000. Mr. Flynn, prior to his retirement, was President and Chief Operating Officer of LILCO from December 1996 to January 1999.

Leeam Lowin, 59, became a director of both TNP and TNMP at the time of the ST Corp. Merger in April 2000. For the past 36 years, Mr. Lowin has been an investment manager for private accounts. From 1984 to 1998, Mr. Lowin served as a consultant to LILCO. From July 1992 to March 1996, he was a member of the board of directors of AEL Industries and managed the sale of that company to Tracor.

Committees and Meetings

TNMP’s Board of Directors maintains the following two standing committees.

•	Audit Committee. This committee oversees the financial reporting process; reviews the annual and quarterly financial statements; recommends to the full board the appointment of the independent accountants and evaluates their performance and fees charged; reviews the internal audit function; meets with the independent accountants and with appropriate financial personnel and internal auditors regarding corporate financial reporting, accounting procedures and controls, and the scope of internal and independent audits; and evaluates officers’ compliance with ethics policies, national and state laws and regulations related to securities, criminal conduct and the environment. Messrs. Flynn and Lowin are the members of the TNMP Audit Committee, and Mr. Flynn is its chair. The Board of Directors has determined that both members of the Audit Committee are financial experts (as defined by SEC).

•	Compensation Committee. This committee reviews the performance of the Company’s officers and establishes the appropriate level of base compensation ranges and specific base salaries within such ranges for the officers who report to the Chief Executive Officer; recommends actions with respect to adoption, amendment, administration or termination of compensation, welfare, benefit, pension and other plans related to compensation of employees; reviews the terms and conditions of all employee benefit plans; establishes performance goals for all incentive compensation plans and designates participants in incentive compensation plans for management; oversees the management organization; and makes recommendations to the full board with respect to directors’ compensation. Messrs. Flynn and Lowin comprise the Compensation Committee of TNMP, and Mr. Lowin is its chair.

During 2004, TNMP’s board of directors held four meetings. The TNMP Audit Committee held four meetings and took action by unanimous consent once. The TNMP Compensation Committee held three meetings. All directors attended at least 75 percent of the meetings of the Board of Directors and committees on which they served during 2004.

Director Compensation

Directors of TNMP who are not employed by TNMP or its affiliates and who are not also directors of TNP receive an annual retainer of $20,000 from TNMP. Non-employee directors who are also TNP directors receive an annual retainer of $5,000 from TNMP. Each non-employee director receives a fee of $1,250 for each meeting of the TNMP board and committees that he attends. Directors and committee members are also reimbursed for travel and other incidental expenses incurred in connection with their duties. Directors who are employees receive no additional compensation for serving as directors.

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

Code of Ethics

TNMP has adopted an ethics policy that applies to all of their respective employees. A copy of the policy was filed with the 2003 Form 10-K .

Item 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation paid to the Chief Executive Officer of TNMP and the other most highly compensated executive officers of TNMP (the “Named Executive Officers”) for services rendered in all capacities to TNMP and its affiliated companies during 2002, 2003 and 2004.

		Annual Compensation			All Other Compensation(3)
Name & Principal Position(1)	Year	Salary(2)	Bonus
Jack V. Chambers, Chairman, President and Chief Executive Officer of TNMP	2004 2003 2002	$394,616 380,000 380,000	$	— 276,831 371,831	$7,858 6,914 10,577
W. Douglas Hobbs, Senior Vice President – Chief Operations Officer of TNMP	2004 2003 2002	$221,401 208,154 184,752	$	— 189,372 174,679	$8,370 14,706 13,531
Scott Forbes, Senior Vice President-Chief Financial Officer, TNMP, Chief Financial Officer of First Choice	2004 2003 2002	$223,581 208,962 182,089	$	— 104,169 119,985	$27,925 11,630 6,582
Michael D. Blanchard, Vice President and General Counsel, TNMP	2004 2003 2002	$175,394 168,898 168,898	$	— 49,296 161,102	$7,440 9,464 11,321
Melissa D. Davis, Vice President - Human Resources, TNMP	2004 2003 2002	$175,394 168,898 168,898	$	— 146,752 161,102	$7,262 7,868 9,727

(1)	The Named Executive Officers of TNMP are Messrs. Chambers, Hobbs, Forbes, Blanchard and Ms. Davis.
(2)	The 2004 amounts shown in this column reflect that, due to TNMP’s biweekly pay schedule, one additional salary payment was made during 2004.
(3)	The amounts in this column consist of the following items earned or paid during the year noted: (a) company contributions to TNMP’s 401(k) plan; (b) premiums for group life insurance paid by the Company (none of the Named Executive Officers has any cash value rights related to such insurance); and (c) cash paid in lieu of unused personal time off (PTO) for the preceding year. The table below describes such amounts paid out or earned during 2004.

	401(k) Plan	Life Insurance Premiums	Unused PTO Payment
Mr. Chambers	$6,150	$1,708	$—
Mr. Hobbs	6,150	1,299	1,281
Mr. Forbes	6,150	1,073	20,702
Mr. Blanchard	5,262	554	1,624
Ms. Davis	5,262	823	1,177

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

The following table lists the estimated annual benefits payable at normal retirement age for the Named Executive Officers, which are based upon the current qualified pay limits ($210,000 in 2005) projected forward, if such officer elects to receive plan benefits as an annuity. Benefits based upon pay above the qualified pay limits are nonqualified and are paid from the Excess Benefit Plan, discussed below:

Name	Total Annuity	Pension Plan Annuity	Excess Benefit Plan Annuity
Chambers, Jack V.	$86,000	$47,000	$39,000
Hobbs, William D.	28,000	20,000	8,000
Forbes, Scott	53,000	40,000	13,000
Blanchard, Michael D.	45,000	39,000	6,000
Davis, Melissa D.	52,000	46,000	6,000

Employment Contracts and Termination, Severance and Change of Control and Arrangements

Change of Control Agreements. Each of the Named Executive Officers of TNMP has entered into a change of control agreement. Under such agreements, if, within the period beginning 90 days prior to and ending 365 days after a change of control of TNP, TNMP or, in the case of Messrs. Chambers, Blanchard, Forbes and Ms. Davis, First Choice, the officer’s employment is terminated without Cause (as the agreements define such term) or the officer resigns following a significant change in duties, responsibilities, authority, title, reporting responsibilities, compensation or benefits, then the officer would become entitled to receive:

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

Mr. Chambers TNMP has agreed to provide Mr. Chambers (or his estate, in the event of his death) with an additional lump sum retirement benefit equal to $848,677 if his employment with TNMP is terminated for any reason.

Mr. Cheema. TNMP has also agreed to provide Manjit Cheema, the president of First Choice, (or his estate, in the event of his death) with an additional lump sum retirement benefit equal to $700,000 if his employment with First Choice is terminated for any reason.

Report on Executive Compensation of TNMP Compensation Committee

The TNMP Compensation Committee oversees all executive compensation matters TNMP. Messrs. Flynn and Lowin are members of the Committee. This report describes the Committee’s compensation policies applicable to TNMP executive officers during 2004.

Compensation Philosophy and Strategy.

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

TNMP paid no incentive bonuses for the 2004 performance period, since neither TNMP nor First Choice attained the threshold financial goal required for the payment of any incentive compensation. The performance measures for the Named Executive Officers other than Mr. Hobbs also included measures used by First Choice in its Management Short-Term and Broad-Based Incentive Compensation Plans. The financial measures include (i) a financial measure of earnings before interest, taxes, dividends and amortization (EBITDA) for TNMP and First Choice, (ii) TNMP operational performance measures of customer satisfaction, system reliability and safety, (iii) First Choice operational performance measures of customer satisfaction, customer retention, collections, billing accuracy and customer responsiveness, and (iv) measures of performance applicable to different TNMP departments.

In 2004, a portion of TNMP’s matching contribution to the TNMP 401(k) retirement plan for employees was based on the same financial performance measure used in the TNMP Management Short-Term and Broad-Based Incentive Compensation Plans. During the year, TNMP matches its employees 401(k) contributions in amounts up to 3 percent of their base salaries, up to a maximum of $6,150. TNMP did not make any incentive matching contributions to the 401(k) accounts of eligible participants, including the Named Executive Officers.

Compensation of TNMP Chairman and Chief Executive Officer.

Mr. Chambers’ compensation was as provided in his employment contract until its expiration on April 8, 2004. Under that agreement, Mr. Chambers received a base salary of not less than $380,000 and was eligible to receive any annual, long-term or other incentive bonuses then in effect for TNMP officers, provided that he remained employed by TNMP at the end of each calendar year during the term of his agreement.

Since his agreement expired, Mr. Chambers compensation was determined using the same criteria used in setting other officers’ compensation, namely, on the review of his level of responsibility, experience, expertise, sustained corporate performance. The Committee has continued to provide Mr. Chambers with the compensation provided under his employment contract, with the same base salary, and with an additional lump sum retirement benefit equal to $848,677. Mr. Chambers may also participate in TNMP’s management and broad-based incentive compensation programs that are available to other TNMP officers.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

TNP Enterprises owns 100% of the common equity interests of TNMP. SW Acquisition owns 100 percent of the common equity interests of TNP. The following table sets forth the beneficial ownership of TNP as of the date of this report.

Name of Beneficial Owner	Percent of Class
TNP Enterprises(1)	100.0%
SW Acquisition (1)	100.0%
William J. Catacosinos (2)	100.0%
Michael E. Bray(3)	0.0%
Jack V. Chambers(3)	0.0%
James T. Flynn(3)	0.0%
Leeam Lowin (3)	0.0%
W. Douglas Hobbs (3)	0.0%
Scott Forbes (3)	0.0%
Michael D. Blanchard (3)	0.0%
Melissa D. Davis (3)	0.0%

All directors and officers as a group (2)	100.0%

(1)	The business address of TNP Enterprises and SW Acquisition is 2 Robbins Lane, Suite 201, Jericho, New York 11753.
(2)	Dr. William J. Catacosinos, who controls SW I Acquisition GP, L.P., the general partner of SW Acquisition, may also be deemed to have beneficial ownership of the equity interests reported in the table. The business address of Dr. Catacosinos is 2 Robbins Lane, Suite 201, Jericho, New York 11753.
(3)	The address for Messrs. Bray, Flynn, Lowin, Chambers, Hobbs, Forbes, Blanchard and Ms. Davis is 4100 International Plaza, Fort Worth, Texas 76109.

Neither TNMP nor any of its subsidiaries has any compensation plan, including individual compensation arrangements, under which TNMP equity securities are authorized for issuance.

Changes in Control.

Proposed Acquisition of TNP Enterprises by PNM Resources. On July 24, 2004, SW Acquisition, L.P., the sole holder of TNP common stock, entered into a “Stock Purchase Agreement” to sell all of the outstanding common stock of TNP to PNM Resources, Inc. for approximately $189 million comprised of equal amounts of PNM Resources common stock and cash. PNM Resources will also assume approximately $835 million of TNP’s net debt and senior redeemable cumulative preferred stock (“preferred securities”).

Under the terms of the agreement, TNP’s common shareholder will receive consideration, consisting of approximately 4.7 million newly issued PNM Resources shares and the remainder being paid in cash, subject to closing adjustments. PNM Resources shares were valued at $20.20 on the date the agreement was entered into. The final sale price will be based on the share price on the day of closing. PNM Resources shares closed at $26.24 on February 28, 2005. The existing indebtedness and preferred securities at TNP will be retired. All debt at TNMP, TNP’s wholly-owned electric utility subsidiary, will remain outstanding.

The transaction is subject to certain conditions, including, to the extent they are required, receipt of necessary orders or other actions by the PUCT, NMPRC, the FERC, the SEC and clearance under applicable federal anti-trust statutes.

The transaction is also subject to certain rights of termination by each party, including rights of termination in the event that required regulatory action is denied or not received. The Stock Purchase Agreement may also be terminated if the closing has not occurred on or prior to December 31, 2005.

Pledge of TNMP Stock. TNP has pledged all of the TNMP common stock that it holds as collateral under the Amended and Restated Credit Agreement among TNP, the lenders thereunder, and Canadian Imperial Bank of Commerce, as Administrative Agent (the “TNP Senior Credit Facility”). The TNP Senior Credit Facility is to be retired in connection with the completion of the acquisition of TNP by PNM Resources, and otherwise will expire on December 31, 2006.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At the time of the ST Corp. Merger, and in accordance with the SW Acquisition limited partnership agreement, TNP, the parent of TNMP, and Laurel Hill Capital Partners (“Laurel Hill”) entered into a Management Services Agreement under which TNP engaged Laurel Hill as its agent to provide certain management and financial advisory services to TNP. These services include an assessment of TNP’s competitive environment, development and implementation of a strategic plan, assessment and implementation of financing strategies, development and implementation of operating budgets, development and implementation of marketing and sales initiatives, regulatory advice, and other advice relating to the enhancement of shareholder value, all for the purpose of assisting TNP in developing and executing its long-term business goals and strategy. During the term of this agreement through March 2004, TNP paid Laurel Hill an annual fee of $1,200,000, payable in monthly installments. Beginning April 2004, this amount was reduced to an annual fee of $250,000. This agreement had a three-year initial term that expired in 2003, and now automatically renews for successive one-year terms. Either party may terminate the agreement upon written notice to the other party 30 days prior to the end of each renewal term. It provides that TNP will indemnify Laurel Hill, its agents and the companies controlling Laurel Hill for losses arising out of the Agreement or Laurel Hill’s duties thereunder. William J. Catacosinos, a TNMP director and the chairman of TNP, is the Manager of Laurel Hill. PNM Resources has indicated that they do not intend to renew the agreement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued (in thousands) by TNMP for the audit and other services provided by Deloitte & Touche LLP for the years ended December 31, 2004 and 2003.

	2004	2003
Audit fees(1)	$467	$380
Audit-related Fees(2)	28	40
Tax fees(3)	5	5
All other fees(4)	—	131

Total	$500	$556

The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by TNMP’s independent auditors. The Audit Committee pre-approved all audit-related and non-audit services in 2004 and 2003.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements are filed as part of this report:

Reports on Form 8-K:

•	TNMP filed an 8-K dated November 4, 2004 to report the issuance of its third quarter 2004 Earnings Release.

•	TNMP filed an 8-K dated February 8, 2005 to report the execution and filing of the Stipulation and Agreement filed by TNMP with the PUCT in connection with the proceedings before the PUCT related to the PNM Acquisition.

•	TNMP filed an 8-K dated March 4, 2005 to report the execution and filing of the Stipulation filed by TNMP and PNM Resources with the NMPRC in connection with the proceedings before the PUCT related to the PNM Acquisition. The filing also reported the FERC approval of PNM Resources’ acquisition of TNP.

(b) The Exhibit Index on page 53 is incorporated here by reference.

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

TEXAS-NEW MEXICO POWER COMPANY

Date: March 8, 2005	By:	\s\ Jack V. Chambers
Jack V. Chambers, President & Chief Executive Officer

Date: March 8, 2005	By:	\s\ Scott Forbes
Scott Forbes, Senior Vice President & Chief Financial Officer

Date: March 8, 2005	By:	\s\ Joseph Hegwood
Joseph Hegwood, Vice President & Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

		Title	Date
By	\s\ Jack V. Chambers Jack V. Chambers	Chairman, President & Chief Executive Officer of TNMP	3/08/05

By	\s\ William J. Catacosinos William J. Catacosinos	Director	3/08/05

By	\s\ Michael E. Bray Michael E. Bray	Director	3/08/05

By	\s\ James T. Flynn James T. Flynn	Director	3/08/05

By	\s\ Leeam Lowin Leeam Lowin	Director	3/08/05

By	\s\ Tim H. Carter Tim H. Carter	Director	3/08/05

EXHIBIT INDEX

•	Exhibits filed with this registration statement are denoted by “*.”

•	Agreements with management are denoted by “+”.

•	Certain exhibits are incorporated by reference to the exhibits and prior filings noted in parentheses.

Exhibit No.	Description
3(i)	Amended and Restated Articles of Incorporation. (Ex. 3(b)(i), TNMP Form 10-Q, quarter ended March 31, 2000).

3(ii)	Amended and Restated Bylaws. (Ex. 3(ii), TNMP Form S-4/A filed Nov. 4, 2003).

3(iii)	Articles of Amendment filed April 25, 2001. (Ex. 3, TNMP Form 10-Q, quarter ended June 30, 2001).

3(iv)	Articles of Amendment filed August 16, 2001. (Ex. 3(iv), TNMP 2001 Form 10-K)

4(a)	Indenture dated Jan. 1, 1999 between TNMP and the Chase Bank of Texas, N. A. (Ex. 4(w), TNMP 1998 Form 10-K).

4(b)	First Supplemental Indenture dated Jan. 1, 1999 to Indenture dated Jan. 1, 1999 between TNMP and the Chase Bank of Texas, N. A. (Ex. 4(x), TNMP 1998 Form 10-K).

4(c)	Second Supplemental Indenture dated June 1, 2003, to Indenture dated Jan. 1, 1999 between TNMP and JPMorgan Bank (successor to The Chase Bank of Texas, N.A.) (Ex. 4, TNMP Form 10-Q, quarter ended June 30, 2003)

10(a)	Contract dated April 29, 1987, between TNMP and El Paso Electric Company (Ex. 10(f), Form 8 applicable to TNMP 1986 Form 10-K).

10(b)	Interconnection Agreement between TNMP and Plains Electric Generation and Transmission Cooperative, Inc. dated July 19, 1984 (Ex. 10(j), Form 8 applicable to TNMP 1986 Form 10-K).

10(c)	Interchange Agreement between TNMP and El Paso Electric Company dated April 29, 1987 (Ex. 10(l), Form 8 applicable to TNMP 1986 Form 10-K).

10(d)	Amendment No. 1, dated Nov. 21, 1994, to Interchange Agreement between TNMP and El Paso Electric Company (Ex. 10(nn)1, TNP and TNMP 1994 Form 10-K).

10(e)	DC Terminal Participation Agreement between TNMP and El Paso Electric Company dated Dec. 8, 1981 as amended (Ex. 10(m), Form 8 applicable to TNMP 1986 Form 10-K).

10(f)+	Form of Change in Control Agreement between TNMP and each of Jack V. Chambers, Scott Forbes, W. Douglas Hobbs, Michael D. Blanchard, and Melissa D. Davis. (Ex, 10(h), Form S-4/A, filed Nov. 4, 2003)

10(g)	Wholesale Requirements Power Sale and Services Agreement between Public Service Company of New Mexico and Texas-New Mexico Power Company dated June 29, 2001. (Exhibit 10(i), Form S/4A filed Nov. 4, 2003).

14	Code of Ethics

*21	Subsidiaries of the Registrant.

*31.1	Certification of Jack V. Chambers pursuant to Rule 13a-14(a) /Rule 15d-14(a) of the Securities Exchange Act.

*31.2	Certification of Scott Forbes pursuant to Rule 13a-14(a) /Rule 15d-14(a) of the Securities Exchange Act.

*32.1	Certification of Jack V. Chambers pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of Scott Forbes pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.