Form 10-Q
period 2005-03-31
TEXAS NEW MEXICO POWER CO
filed 2005-05-04
CIK 22767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Quarterly Report on Form 10-Q for the period ended March 31, 2005

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
OPERATING REVENUES	$65,881	$61,654

OPERATING EXPENSES:
Purchased power	20,712	17,446
Other operating and maintenance	18,045	17,913
Depreciation of utility plant	7,518	7,349
Taxes other than income taxes	6,033	5,238

Total operating expenses	52,308	47,946

OPERATING INCOME	13,573	13,708

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	6,432	6,531
Other interest and amortization of debt-related costs	600	569
Carrying charges on regulatory assets (Note 3)	2,801	—
Other income and deductions, net	(514)	(474)

Total	9,319	6,626

INCOME BEFORE INCOME TAXES	4,254	7,082
Income tax expense	1,378	2,338

NET INCOME	$2,876	$4,744

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
NET INCOME	$2,876	$4,744

Cash flow hedges, net of tax:
Interest rate hedge, net of reclassification adjustment (Note 4)	129	129

Total cash flow hedges	129	129

COMPREHENSIVE INCOME	$3,005	$4,873

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$63,203	$58,167
Purchased power costs paid	(24,226)	(17,477)
Cash paid for payroll and to other suppliers	(10,894)	(14,783)
Interest paid, net of amounts capitalized	(5,242)	(5,504)
Income taxes refunded	—	630
Other taxes paid	(12,008)	(11,362)
Other operating cash receipts and payments, net	474	278

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,307	9,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and other investing activities	(9,602)	(9,363)

NET CASH USED IN INVESTING ACTIVITIES	(9,602)	(9,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions:
Senior notes	—	(5,000)
Financing and redemption costs	—	(295)

NET CASH USED IN FINANCING ACTIVITIES	—	(5,295)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,705	(4,709)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	65,759	56,907

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,464	$52,198

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$2,876	$4,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of utility plant	7,518	7,349
Amortization of debt-related costs and other deferred charges	632	688
Carrying charges on regulatory assets	2,801	—
Allowance for funds used during construction	(87)	(277)
Deferred income taxes	(922)	2,477
Investment tax credits	(507)	(317)
Deferred purchased power and fuel costs	321	34

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	2,936	4,377
Accounts payable	(3,551)	(2,806)
Accrued interest	1,206	1,043
Accrued taxes	(3,249)	(5,315)
Changes in other current assets and liabilities	1,005	(2,223)
Other, net	328	175

NET CASH PROVIDED BY OPERATING ACTIVITIES	$11,307	$9,949

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,464	$65,759
Special deposits	3,241	3,086
Accounts receivable, net	27,462	30,398
Federal income tax refund	22,912	22,912
Materials and supplies, at lower of cost or market	1,283	1,505
Other current assets	4,985	7,526

Total current assets	127,347	131,186

UTILITY PLANT:
Electric plant	850,658	846,489
Construction work in progress	5,817	4,261

Total	856,475	850,750
Less accumulated depreciation	284,077	276,081

Net utility plant	572,398	574,669

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	343	343
Recoverable stranded costs	135,880	135,446
Regulatory tax assets	2,427	2,484
Deferred charges	28,143	28,378

Total long-term and other assets	166,793	166,651

	$866,538	$872,506

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,650	$15,649
Accrued interest	8,551	7,345
Accrued taxes	9,597	15,302
Accrued payroll and benefits	2,776	1,583
Customers’ deposits	906	912
Other current liabilities	4,075	4,243

Total current liabilities	36,555	45,034

LONG-TERM AND OTHER LIABILITIES:
Accumulated deferred income taxes	137,040	138,249
Accumulated deferred investment tax credits	2,130	2,326
Regulatory liability-accrued cost of removal	37,890	40,729
Deferred credits and other liabilities	44,974	41,297

Total long-term and other liabilities	222,034	222,601

LONG-TERM DEBT	415,642	415,569

COMMON SHAREHOLDER’S EQUITY:
Common stock, $10 par value per share Authorized 12,000,000 shares; issued 10,705 shares	107	107
Capital in excess of par value	197,751	197,751
Retained earnings (deficit)	(3,919)	(6,795)
Accumulated other comprehensive loss	(1,632)	(1,761)

Total common shareholder’s equity	192,307	189,302

COMMITMENTS AND CONTINGENCIES (Note 7)

	$866,538	$872,506

The accompanying notes are an integral part of these consolidated financial statements.

Texas-New Mexico Power Company and Subsidiaries

Notes to Consolidated Interim Financial Statements

Note 1. Interim Financial Statements

The interim consolidated financial statements of TNMP and subsidiaries are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated interim financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNMP’s 2004 Annual Report on Form 10-K.

Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholder’s equity.

Note 2. Proposed PNM Resources, Inc., Acquisition of TNP Enterprises, Inc.

On July 24, 2004, SW Acquisition, L.P., the sole holder of TNP Enterprises, Inc. (TNP) common stock, entered into an agreement (Stock Purchase Agreement) to sell all of the outstanding common stock of TNP to PNM Resources, Inc. (PNM Resources) for approximately $189.1 million comprised of equal amounts of PNM Resources common stock and cash. PNM Resources will also assume approximately $835 million of TNP’s net debt and senior redeemable cumulative preferred stock (preferred securities).

Under the terms of the Stock Purchase Agreement, TNP’s common shareholder will receive consideration, consisting of newly issued PNM Resources shares and the remainder being paid in cash, subject to closing adjustments, some of which may occur subsequent to closing. PNM Resources shares were valued at $20.20 on the date the Stock Purchase Agreement was entered into. The final sale price will be based on the share price on the day of closing. PNM Resources shares closed at $26.68 on March 31, 2005. The existing indebtedness and preferred securities at TNP will be retired. All debt at TNMP, TNP’s wholly-owned electric utility subsidiary, will remain outstanding.

The transaction is subject to certain conditions, including, to the extent they are required, receipt of necessary orders or other actions by the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC) and clearance under applicable federal anti-trust statutes. Information regarding the approval status in each jurisdiction is as follows:

Texas. On March 31, 2005, the PUCT found that the acquisition is consistent with the public interest. The PUCT issued a written order on April 22, 2005. The approval settles all matters in the Texas regulatory proceedings relating to the acquisition. See Note 3 – Regulatory Matters—Texas for additional information associated with the settlement.

New Mexico. On September 9, 2004, TNMP and PNM Resources filed a joint application with the NMPRC seeking approval of the acquisition. Various parties intervened in the proceeding. On February 28, 2005, TNMP and PNM Resources filed a stipulation settling all issues in the acquisition docket including rate reductions by TNMP over five years, the sharing of synergy savings with customers of TNMP and various PNM Resources subsidiaries, and the agreement of the parties that the acquisition should be approved. A hearing was held on April 11, 2005, before a hearing examiner. Management expects that the NMPRC will approve the acquisition settlement in the second quarter of 2005.

FERC. On March 2, 2005, FERC issued an order approving the acquisition.

SEC. During the first quarter of 2005, PNM Resources filed for all required action needed for approval of the acquisition by the SEC. Management expects that the SEC will approve the acquisition shortly after the NMPRC approves the acquisition.

Federal Trade Commission. On February 2, 2005, PNM Resources received anti-trust clearance under the Hart-Scott-Rodino Act from the Federal Trade Commission.

Management expects that all regulatory approvals will be received in time for the completion of the acquisition in the second quarter of 2005.

The transaction is also subject to certain rights of termination by each party, including rights of termination in the event that required regulatory action is denied or not received. The Stock Purchase Agreement may also be terminated if the closing has not occurred on or prior to December 31, 2005.

Note 3. Regulatory Matters

Texas

TNMP True-Up Proceeding. On July 22, 2004, the PUCT issued its decision in TNMP’s stranded cost true-up proceeding in Docket No. 29206. The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. The proceeding examined a number of issues, including the sale of TNP One that occurred in October 2002, the final fuel reconciliation and the clawback. The PUCT decision established $128.4 million as TNMP’s stranded costs and allows TNMP to recover $87.3 million of the $266.5 million that TNMP requested for its true-up balance.

On August 11, 2004, TNMP filed a motion for rehearing of the PUCT decision. On October 7, 2004, the PUCT denied all of TNMP’s motions for rehearing except for an issue related to a June 2004 Texas Supreme Court ruling that addressed recovery of carrying charges on recoverable stranded costs back to January 1, 2002, the date that competition began in Texas.

On March 11, 2005 the PUCT administrative law judge issued a proposal for decision in the true-up proceeding. The decision recommended TNMP be allowed recovery of $41.7 million of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004, and was consistent with amounts recorded by TNMP. In accordance with provisions within SFAS 92 – Regulated Enterprises – Accounting for Phase-In Plans (SFAS 92), TNMP recorded $27.2 million of carrying charges to the income statement for the period January 1, 2002 through July 21, 2004, in the fourth quarter of 2004. TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges, and TNMP was prohibited from income statement recognition of the equity portion of the carrying charges until the actual receipt of those amounts from customers.

On April 29, 2005, the PUCT ruled that TNMP be allowed recovery of $39.2 million of carrying costs on stranded costs for the period January 1, 2002 through July 21, 2004. The PUCT rejected the administrative law judge proposal that TNMP be allowed to utilize its weighted average cost of debt from the 2000 Unbundled Cost of Service filing as required by Senate Bill 7, and as was utilized in the 2004 CenterPoint Energy true-up proceeding. Instead, the PUCT utilized TNMP’s actual weighted average cost of debt as of December 31, 2001. Accordingly, TNMP reduced the carrying costs for income statement recognition for the period January 1, 2002 through July 21, 2004 by $4.1 million, and reduced the total carrying charges for income statement recognition for the period January 1, 2002 through December 31, 2004 by $4.7 million during the first quarter of 2005. TNMP’s accrual for 2005 carrying charges are also based on the PUCT ruling. As of March 31, 2005, the equity portion of the carrying charges on stranded costs that TNMP was prohibited from recognition through the income statement until actual receipt from customers totaled $20.4 million.

60-Day Rate Review. Sixty days following the date on which the true-up order becomes final and appealable, TNMP is required to make a 60-Day Rate Review filing. TNMP’s case will set rates for recovery of the true-up balance and address the clawback liability. First Choice is required to make a filing to reset its price-to-beat rates on a schedule consistent with the TNMP 60-Day Rate Review. First Choice will file its price-to-beat base rate case no later than 30 days after TNMP files its 60-Day Rate Review. First Choice will file its price-to-beat fuel factor case shortly before the PUCT issues an order in TNMP’s case. TNMP’s and First Choice’s resulting rates will take effect simultaneously no later than 30 days following a final order on TNMP’s 60-Day Rate Review. The Texas acquisition stipulation also provides that First Choice will request that the PUCT recognize in its new price-to-beat rates the TNMP rate reduction discussed below and the synergy savings credit provided for in the stipulation.

Acquisition Settlement. As discussed in Note 2, on March 31, 2005, the PUCT found that the acquisition is consistent with the public interest. The PUCT issued a written order on April 22, 2005. The approval settles all matters in the Texas regulatory proceedings relating to the acquisition. TNMP made a compliance filing on April 26, 2005, requesting approval of new tariffs implementing a $13 million annual reduction to its Texas retail delivery base rates beginning May 1, 2005, in accordance with the settlement.

New Mexico

Acquisition settlement. As discussed in Note 2, as a result of the settlement discussions in New Mexico associated with PNM Resources’ acquisition of TNP, TNMP agreed to implement an approximate $9.6 million (1.851 cents per Kwh) annual rate reduction, which includes synergy savings, effective January 1, 2006, to most of its New Mexico customers, subject to completion of PNM Resources’ acquisition of TNMP. Phelps Dodge, TNMP’s largest New Mexico commercial customer, is served through a contractual arrangement, and is excluded from the rate reduction. PNM Resources has also agreed to integrate the New Mexico operations of TNMP into PNM Resources by January 1, 2007. Effective January 1, 2008, TNMP’s rates will be reduced by an additional 0.1 cents per Kwh through December 31, 2008; and on January 1, 2009, TNMP’s rates will be reduced by an additional 0.1 cents per Kwh, for a total reduction of 2.051 cents per Kwh in effect through December 31, 2010. As part of the rate reduction, the current fuel and purchased power adjustment clause will be eliminated once amounts in the balancing account as of December 31, 2005 are collected or returned to customers.

Note 4. Derivative Instruments, Hedging Activities, and Other Comprehensive Income

Normal Purchases and Sales. In the normal course of business, TNMP enters into commodity contracts, which include “swing” components for additional purchases or sales of electricity, in order to meet customer requirements. The Financial Accounting Standards Board (FASB) has defined criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception provided by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” Based on the FASB’s guidance, the management of TNMP has determined that its contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP does not account for its electricity contracts as derivatives.

Hedging Activities

TNMP may enter into agreements for derivative instruments, including options and swaps, to manage risks related to changes in interest rates. At the inception of any such transactions, TNMP documents relationships between the hedging instruments and the items being hedged. The documentation includes the strategy that supports executing the specific transaction.

TNMP Interest Rate Hedges. In June 2003, TNMP issued $250 million of 6.125 percent Senior Notes due in 2008. In May 2003, TNMP executed a $250 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of the Senior Notes. The rate lock effectively fixed the five-year Treasury yield upon which the yield of the Senior Notes was based at approximately 2.6 percent. TNMP paid $4.2 million upon the issuance of the Senior Notes in June 2003 to settle the rate lock. The cost of the rate lock was recorded in accumulated other comprehensive income and will be amortized to interest expense over the life of the Senior Notes.

The Treasury rate lock was designated as a cash flow hedge. The instrument was highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three months ended March 31, 2005 and 2004, TNMP recorded reclassification adjustments associated with its Treasury rate lock in other comprehensive income as shown in the following table.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Other comprehensive income	$208	$(79)	$129	$208	$(79)	$129

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

The components of net periodic benefit cost of TNMP’s employee benefit plans for the three months ended March 31, 2005 and 2004 are shown in the following table (amounts in thousands).

	Pension Benefits Three Months Ended March 31,		Postretirement Benefits Three Months Ended March 31,
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$529	$554	$116	$106
Interest cost	1,217	1,231	160	162
Expected return on plan assets	(1,421)	(1,532)	(81)	(89)
Amortization of prior service cost	(50)	(52)	—	—
Amortization of transitional (asset) or obligation	—	—	81	85
Recognized actuarial (gain) loss	27	43	—	—

Net periodic benefit cost	$302	$244	$276	$264

TNMP reported expected 2005 contributions of $0.8 million to the pension plan and $1.0 million to the postretirement benefits plan in its 2004 Annual Report on Form 10-K. TNMP does not expect that its 2005 contributions will vary significantly from the previously disclosed amounts.

Note 6. Related Party Transactions

Under an agreement between TNMP and its parent TNP, dated June 6, 1997 and an agreement between First Choice and TNMP, dated March 1, 2001, TNMP supplies various services, facilities, and supplies to TNP and First Choice. These services include accounting, information services, legal, and human resources, billed at TNMP’s cost. In return, TNP and First Choice compensate TNMP for the use of the services, facilities and supplies. Shared services billings are recorded on the balance sheet as accounts receivable. Transmission and distribution charges are recorded as revenue in the income statement.

TNMP’s related party transactions for the three months ended March 31, 2005 and 2004 are shown in the table below (amounts in thousands).

	Three Months Ended March 31,
	2005	2004
First Choice
Shared services billings	$4,139	$3,676
Shared services owed as of March 31	1,772	2,381

Transmission and distribution charges billed	18,164	20,085
Transmission and distribution charges owed as of March 31	9,525	8,384

TNP
Shared services billings	583	445
Shared services owed as of March 31	92	376

The $18.2 million of transmission and distribution charges shown above represents approximately 28 percent of TNMP’s total revenue for the three months ended March 31, 2005.

TNMP declared a dividend of $6.0 million to TNP during the first quarter of 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Competitive Conditions

TNMP provides transmission and distribution services within TNMP’s Texas service area at regulated rates to various retail electric providers that, in turn, provide retail electric service. As of March 31, 2005, 39 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice provided electric service to customers that accounted for approximately 42 percent of the energy delivered by TNMP for the quarter ended March 31, 2005. TNMP’s next largest customer was a non-affiliated retail electric provider whose customers accounted for approximately 23 percent of the energy delivered by TNMP during the quarter ended March 31, 2005.

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

Overall Results

TNMP had net income of $2.9 million for the quarter ended March 31, 2005, compared with income applicable to common stock of $4.7 million for the quarter ended March 31, 2004. The changes in TNMP’s earnings for the quarter ended March 31, 2005 are attributable to the factors listed below (in millions):

Earnings Increase (Decrease)
Three Months Ended March 31, 2005 v. 2004
Changes in gross profit	$0.2
Other operating and maintenance	0.7
Taxes other than income	(0.8)
Carrying charges on regulatory assets	(2.8)
All other (including income tax effects on the items above)	0.9

TNMP consolidated earnings	$(1.8)

Gross Profit

The following table summarizes the components of gross profit (in thousands).

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)
Operating revenues	$65,881	$61,654	$4,227
Purchased power	20,712	17,446	3,266
Transmission expense	6,380	5,589	791

Gross profit	$38,789	$38,619	$170

Transmission expense is included in the “Other operating and maintenance” line of TNP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the three months ended March 31, 2005, compared with the same period in 2004 (in thousands).

Increase (Decrease) Three Months Ended March 31, 2005 v. 2004
Customer growth	$624
Transmission expenses, net of revenue	(712)
Weather related	(417)
All other	675

Gross profit increase	$170

Gross profit for the three months ended March 31, 2005, increased $0.2 million, or 0.4 percent compared with the corresponding 2004 period. The overall increase is driven by a $0.6 million increase in revenue due to growth in customers. Offsetting this increase were decreases in revenues of $0.4 million due to mild weather, and $0.7 million associated with increased transmission expenses. Transmission expenses, net of revenues, increased primarily due to higher transmission costs from Lower Colorado River Authority, and TXU Electric Delivery.

Purchased power expenses increased by $3.3 million for the three months ended March 31, 2005 compared with the amount incurred in the same period in 2004. The increase did not affect gross profit because all of TNMP’s purchased power expense is incurred in New Mexico, where TNMP recovered all purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC during the reporting periods.

Operating Expenses

For the three months ended March 31, 2005, TNMP incurred operating expenses of $52.3 million, an increase of $4.4 million from the amount incurred during the corresponding period of 2004. Operating expenses include purchased power and transmission expense. Those expenses increased $4.1 million for the three months ended March 31, 2005, compared with the same period in 2004.

The details in the changes of purchased power and transmission expense are discussed above in “Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses for the first quarter of 2005 decreased $0.7 million compared with the same period in 2004. The decrease is due to lower legal expenses incurred in 2005, and lower tree trimming expenses.

Taxes other than Income

Taxes other than income taxes increased $0.8 million for the three months ended March 31, 2005, compared with the corresponding 2004 period. The increase is primarily related to higher ad valorem taxes.

Carrying Charges on Regulatory Assets

As discussed in Note 3, on April 29, 2005, the PUCT ruled that TNMP be allowed recovery of $39.2 million of carrying costs on stranded costs for the period January 1, 2002 through July 21, 2004. The PUCT rejected the previous administrative law judge proposal that TNMP be allowed to utilize its weighted average cost of debt from the 2000 Unbundled Cost of Service filing as required by Senate Bill 7, and as was utilized in the 2004 CenterPoint Energy true-up proceeding. Instead, the PUCT utilized TNMP’s actual weighted average cost of debt as of December 31, 2001. Accordingly, TNMP reduced the total carrying charges for income statement recognition for the period January 1, 2002 through December 31, 2004 by $4.7 million during the first quarter of 2005. TNMP’s accrual for 2005 carrying charges of $1.8 million to the income statement was also based on the PUCT ruling. In accordance with provisions within SFAS 92, TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges. As of March 31, 2005, the equity portion of the carrying charges on stranded costs that TNMP was prohibited from recognition through the income statement until actual receipt from customers totaled $20.4 million.

Financial Condition

Liquidity

TNMP’s cash flow from operations for the quarter ended March 31, 2005 was $1.4 million higher than in the quarter ended March 31, 2004. The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase(Decrease)
Three Months Ended March 31, 2005 v. 2004
Decreased cash flow from sales, net of purchased power payments	$(1.7)
Decreased cash paid for payroll and to other suppliers	3.9
All other	(0.8)

TNMP consolidated cash flow from operations	$1.4

Decreased cash flow from sales, net of purchased power payments for the quarter ended March 31, 2005, were primarily attributable to milder weather and increased transmission costs. Cash paid to other suppliers decreased primarily due to lower legal and tree trimming costs and no incentive compensation payouts in 2005.

TNMP believes that cash flow from its operations and cash on hand will be sufficient to meet its working capital requirements at least through the end of 2005, without the need for additional bank financing. TNMP’s cash balance as of March 31, 2005, was approximately $67.5 million.

Item 3. Controls and Procedures.

As of March 31, 2005, the Chief Executive Officer and Chief Financial Officer of TNMP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of TNMP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to their respective companies (including their consolidated subsidiaries) that is required to be included in TNMP’s periodic SEC filings.

There have been no significant changes in TNMP’s internal controls or in other factors that could significantly affect these controls during the three months ended March 31, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 2, 3 and 7 for information regarding additional regulatory and legal matters.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

•	TNMP filed a joint 8-K on March 11, 2005 to report the issuance of its financial results for the fourth quarter and year ended December 31, 2004.

•	TNMP filed a joint 8-K on April 1, 2005 to report the approval by the Public Utility Commission of Texas of the proposed acquisition of TNP by PNM Resources, Inc.

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

TEXAS-NEW MEXICO POWER COMPANY

Date: May 3, 2005	By	/s/ JACK V. CHAMBERS
Jack V. Chambers
Chief Executive Officer

Date: May 3, 2005	By	/s/ SCOTT FORBES
Scott Forbes
Senior Vice President & Chief Financial Officer