Form 10-Q
period 2005-06-30
TEXAS NEW MEXICO POWER CO
filed 2005-08-09
CIK 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

- OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission	Name of Registrants, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
333-32170	PNM Resources, Inc.	85-0468296
(A New Mexico Corporation)
Alvarado Square
Albuquerque, New Mexico 87158
(505) 241-2700

1-6986	Public Service Company of New Mexico	85-0019030
(A New Mexico Corporation)
Alvarado Square
Albuquerque, New Mexico 87158
(505) 241-2700

2-97230	Texas-New Mexico Power Company	75-0204070
(A Texas Corporation)
4100 International Plaza,
P.O. Box 2943
Fort Worth, Texas 76113
(817) 731-0099

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  YES   X    NO

Indicate by check mark whether each Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
PNM Resources, Inc. ("PNMR") YES X NO Public Service Company of New Mexico ("PNM") YES NO X Texas-New Mexico Power Company ("TNMP") YES NO X

As of August 1, 2005, 68,741,421 shares of common stock, no par value per share, of
PNMR were outstanding.
The total number of shares of Common Stock of PNM outstanding as of
August 1, 2005 was 39,117,799 all held by PNMR.
The total number of shares of Common Stock of TNMP outstanding as of
August 1, 2005 was 10,705 all held indirectly by PNMR.

This Form 10-Q represents separate filings by PNMR, PNM and TNMP.  Information herein relating to an individual registrant is filed by that registrant on its own behalf.  PNM makes no representations as to the information relating to PNMR and its subsidiaries other than PNM.  TNMP makes no representations as to the information relating to PNMR and its subsidiaries other than TNMP.  When this Form 10-Q is incorporated by reference into any filing with the SEC made by PNM or TNMP, the portions of this Form 10-Q that relate to PNMR and its subsidiaries other than PNM or TNMP, respectively are not incorporated by reference therein.

On June 6, 2005, PNMR completed its acquisition of TNP Enterprises, Inc. and Subsidiaries.  See Note 2 - "TNP Acquisition," in the Notes to Consolidated Financial Statements under Part I, Item 1, of this report for further information.  Commencing with this Form 10-Q for the quarter ended June 30, 2005, TNMP is included in the  filing of PNMR and PNM.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY

INDEX

Page No.
GLOSSARY	1

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

PNM Resources, Inc. and Subsidiaries
Consolidated Statements of Earnings
Three and Six Months Ended June 30, 2005 and 2004	4
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004	5
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004	7
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2005 and 2004	9
Public Service Company of New Mexico and Subsidiaries
Consolidated Statements of Earnings
Three and Six Months Ended June 30, 2005 and 2004	10
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004	11
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004	13
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2005 and 2004	15
Texas-New Mexico Power Company
Consolidated Statements of Earnings
Three and Six Months Ended June 30, 2005 and 2004	16
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004	18
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004	20
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2005 and 2004	22
Notes to the Consolidated Financial Statements	24

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	85

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	152

ITEM 4. CONTROLS AND PROCEDURES	152

GLOSSARY

Afton.....................................	Afton Generating Station
ALJ........................................	Administrative Law Judge
APB.......................................	Accounting Principles Board
APS.......................................	Arizona Public Service Company
AR Securitization.................	Accounts Receivable Securitization
Board.....................................	Board of Directors
BTU.......................................	British Thermal Unit
Cal PX...................................	California Power Exchange
Cal ISO..................................	California Independent System Operator
Cascade.................................	Cascade Investment, LLC
Clean Air Act.......................	The Clean Air Act Amendments of 1990
Congress...............................	United States Congress
Constellation.........................	Constellation Energy Commodities Group, Inc.
CPUC....................................	California Public Utilities Commission
Decatherm............................	1,000,000 BTUs
Delta......................................	Delta-Person Limited Partnership
DOJ.......................................	United States Department of Justice
EaR........................................	Earnings at Risk
EIP.........................................	Eastern Interconnection Project
EITF.......................................	Emerging Issues Task Force
EPE........................................	El Paso Electric Company
EPA.......................................	United States Environmental Protection Agency
ERCOT..................................	Electric Reliability Council of Texas
ERP........................................	Equipment Replacement Provision
FASB.....................................	Financial Accounting Standards Board
FCPSP...................................	First Choice Power Special Purpose, L.P.
FERC.....................................	Federal Energy Regulatory Commission
First Choice...........................	First Choice Power, L. P.
FIP.........................................	Federal Implementation Plan
Four Corners.........................	Four Corners Power Plant
GAAP....................................	Generally Accepted Accounting Principles in the United
States of America
Gathering Company............	Sunterra Gas Gathering Company, a wholly‑owned
subsidiary of PNM Resources, Inc.
GCT.......................................	Grand Canyon Trust
Global Electric Agreement...	Signed by PNMR and other parties in 2002; provided for a five-year rate path for New Mexico j urisdictional customers beginning in September 2003
Great Southwestern.............	Great Southwestern Construction, Inc.
IRS.........................................	United States Internal Revenue Service
LIBOR...................................	London Interbank Offered Rate
Lordsburg.............................	Lordsburg Generating Station
Luna......................................	Luna Energy Facility
MMBTUs...............................	Million British Thermal Units
Moody's.................................	Moody's Investor Services, Inc.

MW.......................................	Megawatt
MWh.....................................	Megawatt Hour
Navajo Acts..........................	Navajo Nation Air Pollution Prevention and Control Act, the
Navajo Nation Safe Drinking Water Act, and the Navajo
Nation Pesticide Act
Ninth Circuit........................	United States Court of Appeals for the Ninth Circuit
NMED...................................	New Mexico Environment Department
NMPRC.................................	New Mexico Public Regulation Commission, successor to the
NMPUC
NMPUC................................	New Mexico Public Utility Commission
NNHPD................................	Navajo Nation Historic Preservation Department
NRC......................................	United States Nuclear Regulatory Commission
NSPS.....................................	New Source Performance Standards
NSR.......................................	New Source Review
OATT....................................	Open Access Transmission Tariff
O&M.....................................	Operations and Maintenance Expense
PGAC....................................	PNM's Purchased Gas Adjustment Clause
PG&E....................................	Pacific Gas and Electric Co.
PNM......................................	Public Service Company of New Mexico
PNMR...................................	PNM Resources, Inc.
PPA.......................................	Power Purchase Agreement
PSA.......................................	Power Supply Agreement
PSD.......................................	Prevention of Significant Deterioration
Processing Company............	Sunterra Gas Processing Company, a wholly‑owned
subsidiary of PNM Resources, Inc.
PUCT....................................	Public Utility Commission of Texas
PUHCA.................................	The Public Utility Holding Company Act of 1935
PURPA..................................	Public Utility Regulatory Policy Act of 1978
PVNGS..................................	Palo Verde Nuclear Generating Station
RMRR....................................	Routine Maintenance, Repair or Replacement
RTO.......................................	Regional Transmission Organization
Reeves Station.......................	Reeves Generating Station
Restructuring Act.................	New Mexico Electric Utility Industry Restructuring Act of 1999, as amended
RMC......................................	Risk Management Committee
Senate Bill 7..........................	Legislation that established retail competition in Texas
SCE........................................	Southern California Edison Company
SDG&E..................................	San Diego Gas and Electric Company
SEC........................................	United States Securities and Exchange Commission
SESCO...................................	San Angelo Electric Service Company
SFAS.....................................	Statement of Financial Accounting Standards
SJCC......................................	San Juan Coal Company
SJGS.......................................	San Juan Generating Station
SO2........................................	Sulfur Dioxide
S&P.......................................	Standard and Poor's Ratings Services
SW Acquisition.....................	SW Acquisition, L.P.
TCEQ....................................	Texas Commission on Environmental Quality

TECA....................................	Texas Electric Choice Act (also known as Senate Bill 7)
TNMP....................................	Texas‑New Mexico Power Company
TNP.......................................	TNP Enterprises, Inc.
Throughput..........................	Volumes of gas delivered, whether or not owned by the
Company
USBR.....................................	United States Bureau of Reclamation
USFS......................................	United States Forest Service
VAR......................................	Value at Risk
WSPP....................................	Western Systems Power Pool

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2 2004
	(In thousands, except per share amounts)
Operating Revenues:
Electric	$ 322,553	$ 289,389	$ 584,943	$ 550,636
Gas	82,384	80,886	247,670	256,760
Other	317	128	554	379
Total operating revenues	405,254	370,403	833,167	807,775

Operating Expenses:
Cost of energy sold	238,191	213,527	485,669	477,013
Administrative and general	52,448	42,575	93,496	82,949
Energy production costs	39,806	36,688	75,838	74,242
Depreciation and amortization	31,185	26,431	60,012	52,568
Transmission and distribution costs	15,050	14,150	29,113	29,642
Taxes, other than income taxes	10,571	8,262	19,442	17,746
Income taxes	(1,203)	6,506	12,573	17,817
Total operating expenses	386,048	348,139	776,143	751,977
Operating income	19,206	22,264	57,024	55,798

Other Income and Deductions:
Interest income	11,622	8,844	20,922	18,765
Other income	2,634	1,746	6,344	3,413
Carrying charges on regulatory assets	525	-	525	-
Other deductions	(6,903)	(614)	(10,010)	(3,986)
Other income taxes	(2,512)	(3,190)	(6,011)	(6,186)
Net other income and deductions	5,366	6,786	11,770	12,006

Interest Charges	20,963	12,055	34,544	25,884

Preferred Stock Dividend
Requirements	2,068	146	2,200	293

Net Earnings	$ 1,541	$ 16,849	$ 32,050	$ 41,627

Net Earnings per Common Share:

Basic	$ 0.02	$ 0.28	$ 0.51	$ 0.69

Diluted	$ 0.02	$ 0.28	$ 0.50	$ 0.68

Dividends Paid per Common Share	$ 0.185	$ 0.16	$ 0.37	$ 0.31

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$3,248,815	$2,488,961
Gas plant in service	690,229	680,487
Common plant in service and plant held for future use	153,450	140,818
	4,092,494	3,310,266
Less accumulated depreciation and amortization	1,316,618	1,135,510
	2,775,876	2,174,756
Construction work in progress	138,516	124,381
Nuclear fuel, net of accumulated amortization of $14,963 and $16,448	26,436	25,449

Net utility plant	2,940,828	2,324,586

Other Property and Investments:
Investment in lessor notes	297,999	308,680
Other investments	141,668	139,848
Non-utility property, net of accumulated depreciation of $6 and
$1,773	4,815	1,437

Total other property and investments	444,482	449,965

Current Assets:
Cash and cash equivalents	222,962	17,195
Special deposits	2,684	-
Accounts receivable, net of allowance for uncollectible accounts
of $3,258 and $1,329	106,131	96,600
Unbilled revenues	101,821	104,708
Other receivables	55,881	48,393
Inventories	43,143	41,352
Regulatory assets	11,977	3,339
Other current assets	66,223	51,967

Total current assets	610,822	363,554

Deferred charges:
Regulatory assets	358,956	217,196
Prepaid pension cost	89,390	87,336
Goodwill	482,761	-
Other intangible assets	63,043	-
Other deferred charges	54,102	44,998

Total deferred charges	1,048,252	349,530
	$5,044,384	$3,487,635

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity:
Common stock outstanding (no par value)	$ 803,888	$ 638,826
Accumulated other comprehensive loss, net of tax	(85,388)	(89,813)
Retained earnings	570,704	550,566

Total common stockholders' equity	1,289,204	1,099,579
Cumulative preferred stock of subsidiary without mandatory redemption
($100 par value)	11,529	11,529
Cumulative preferred stock of subsidiary, redeemable (no par value)	221,648	-
Long-term debt	1,938,038	987,823

Total capitalization	3,460,419	2,098,931

Current Liabilities:
Short-term debt	20,700	94,700
Accounts payable	119,705	117,645
Accrued interest and taxes	49,222	15,796
Other current liabilities	135,051	128,476

Total current liabilities	324,678	356,617

Deferred Credits:
Accumulated deferred income taxes	399,048	284,528
Accumulated deferred investment tax credits	35,746	35,360
Regulatory liabilities	373,095	327,419
Asset retirement obligations	52,744	50,361
Additional minimum pension liability	164,801	164,801
Accrued pension liability	4,043	-
Accrued postretirement benefit cost	21,054	16,102
Other deferred credits	208,756	153,516

Total deferred credits	1,259,287	1,032,087

Commitments and Contingencies (see Note 8)	-	-
	$5,044,384	$3,487,635

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$ 32,050	$ 41,627
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	69,510	67,095
Allowance for equity funds used during construction	(1,196)	(318)
Accumulated deferred income tax	4,381	2,473
Net unrealized gains on trading and investment contracts	(812)	(4,557)
Changes in certain assets and liabilities:
Accounts receivable	23,364	15,369
Unbilled revenues	36,661	12,344
Accrued post-retirement benefit costs	(1,091)	(323)
Other assets	(18,421)	13,744
Accounts payable	(44,382)	(24,987)
Accrued taxes	33,494	28,187
Accrued interest	8,386	24
Deferred credits	(8,602)	(1,946)
Other liabilities	(17,676)	(7,045)
Net cash flows from operating activities	115,666	141,687

Cash Flows From Investing Activities:
Utility plant additions	(73,751)	(55,611)
Nuclear fuel additions	(5,159)	(4,600)
Utility plant additions related to allowance for borrowed funds
used during construction and capitalized interest	(1,039)	(1,519)
Return of principal of PVNGS lessor notes	10,112	10,274
Cash acquired from purchase of TNP, net of cash paid	34,531	-
Other	1,618	(6,159)
Net cash flows from investing activities	(33,688)	(57,615)
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)

Cash Flows From Financing Activities:
Short-term debt borrowings (repayments), net	(74,000)	(63,442)
Long-term debt borrowings	239,832	-
Long-term debt repayments	(110,532)	-
Issuance of common stock	101,231	-
Exercise of employee stock options	(10,263)	(7,444)
Dividends paid	(25,299)	(19,216)
Other	2,820	(1,018)
Net cash flows from financing activities	123,789	(91,120)
Increase (decrease) in cash and cash equivalents	205,767	(7,048)
Beginning of period	17,195	12,694
End of period	$ 222,962	$ 5,646
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$ 13,541	$ 23,555
Income taxes (refunded), net	$ (16,176)	$ (5,508)

Supplemental schedule of noncash investing and financing activities:
The Company purchased all of the outstanding common shares of TNP for $107.6 million in cash and $87.4 million in PNMR common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$1,494,744
Cash paid for TNP common shares	(107,602)
PNMR common stock exchanged for TNP common stock	(87,392)
Liabilities assumed	$1,299,750

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)

Net Earnings	$ 1,541	$ 16,849	$ 32,050	$ 41,627
Other Comprehensive Income, net
of tax:

Unrealized gain (loss) on securities:
Unrealized holding gains (losses)
during the period, net of income
tax (expense) benefit of $(437),
$(48), $(402) and $(326)	667	74	612	497
Reclassification adjustment for
amounts included in net income,
net of income tax (expense)
benefit of $134, $257,
$662 and $435	(204)	(392)	(1,010)	(664)

Additional minimum pension liability
adjustment, net of income tax expense
of $(12)	-	-	-	19

Mark-to-market adjustment for
certain derivative transactions:
Change in fair market value of
designated cash flow hedges,
net of income tax (expense)
benefit of $(1,996), $(1,342),	3,098	2,048	6,118	4,087
$(3,975) and $(2,678)
Reclassification for amounts in net
income, net of income tax
(expense) benefit of $23, $(430)
$849 and $209	(35)	657	(1,295)	(319)

Total Other Comprehensive Income (Loss)	3,526	2,387	4,425	3,620

Total Comprehensive Income	$ 5,067	$ 19,236	$ 36,475	$ 45,247

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)

Operating Revenues:
Electric	$ 271,436	$ 289,389	$ 535,570	$ 550,636
Gas	82,384	80,886	247,670	256,760
Total operating revenues	353,820	370,275	783,240	807,396

Operating Expenses:
Cost of energy sold	208,316	213,524	457,414	476,940
Administrative and general	42,158	44,985	82,407	84,019
Energy production costs	39,816	36,688	75,880	74,242
Depreciation and amortization	27,964	25,824	55,909	51,440
Transmission and distribution costs	13,925	14,150	28,014	29,642
Taxes, other than income taxes	7,459	7,719	15,751	16,282
Income taxes	227	5,706	15,025	18,021
Total operating expenses	339,865	348,596	730,400	750,586
Operating income	13,955	21,679	52,840	56,810

Other Income and Deductions
Interest income	9,097	8,744	18,303	18,516
Other income	2,185	1,775	5,461	3,269
Other deductions	(5,675)	(274)	(7,229)	(1,591)
Other income taxes	(2,315)	(3,296)	(6,002)	(6,978)
Net other income and deductions	3,292	6,949	10,533	13,216

Interest Charges	13,117	12,691	26,757	26,585

Net Earnings	4,130	15,937	36,616	43,441

Preferred Stock Dividend
Requirements	132	146	264	293

Net Earnings Available for
Common Stock	$ 3,998	$ 15,791	$ 36,352	$ 43,148

The accompanying notes, as they related to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$2,533,442	$2,488,961
Gas plant in service	690,229	680,487
Common plant in service and plant held for future use	97,141	97,369
	3,320,812	3,266,817
Less accumulated depreciation and amortization	1,164,525	1,125,444
	2,156,287	2,141,373
Construction work in progress	101,181	110,406
Nuclear fuel, net of accumulated amortization of $14,963 and $16,448	26,436	25,449

Net utility plant	2,283,904	2,277,228

Other Property and Investments:
Investment in lessor notes	297,999	308,680
Other investments	131,000	116,134
Non-utility property	966	966

Total other property and investments	429,965	425,780

Current Assets:
Cash and cash equivalents	7,714	16,448
Accounts receivable, net of allowance for uncollectible accounts
of $1,359 and $1,329	68,416	96,600
Unbilled revenues	64,565	104,708
Other receivables	49,012	45,717
Inventories	41,574	41,246
Regulatory assets	11,978	3,339
Other current assets	47,248	39,933

Total current assets	290,507	347,991

Deferred charges:
Regulatory assets	216,990	217,196
Prepaid pension cost	89,390	87,336
Other deferred charges	32,992	38,199

Total deferred charges	339,372	342,731
	$3,343,748	$3,393,730
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder's equity:
Common stock outstanding ($5 par value)	$ 195,589	$ 195,589
Paid-in-capital	556,752	556,761
Accumulated other comprehensive loss, net of tax	(86,244)	(89,813)
Retained earnings	327,807	371,455

Total common stockholder's equity	993,904	1,033,992
Cumulative preferred stock of subsidiary without mandatory redemption
($100 par value)	11,529	11,529
Long-term debt	987,043	987,676

Total capitalization	1,992,476	2,033,197

Current Liabilities:
Short-term debt	18,800	60,400
Accounts payable	56,274	116,763
Intercompany accounts payable	109,079	38,700
Accrued interest and taxes	40,528	28,783
Other current liabilities	88,255	91,765

Total current liabilities	312,936	336,411

Deferred Credits:
Accumulated deferred income taxes	286,424	278,907
Accumulated deferred investment tax credits	33,813	35,360
Regulatory liabilities	334,608	327,419
Asset retirement obligations	52,744	50,361
Additional minimum pension liability	164,801	164,801
Accrued postretirement benefit cost	14,173	16,102
Other deferred credits	151,773	151,172

Total deferred credits	1,038,336	1,024,122
Commitments and Contingencies (see Note 8)	-	-
	$3,343,748	$3,393,730

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$ 36,616	$ 43,441
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	66,868	65,941
Allowance for equity funds used during construction	(1,163)	(307)
Accumulated deferred income tax	3,720	2,473
Net unrealized gains on trading and investment contracts	(812)	(4,557)
Changes in certain assets and liabilities:
Accounts receivable	28,184	15,369
Unbilled revenues	40,143	12,344
Accrued post-retirement benefit costs	(3,983)	(323)
Other assets	(10,958)	9,208
Accounts payable	(68,594)	(15,628)
Accrued interest and taxes	11,745	25,259
Other liabilities	(16,361)	(5,785)
Net cash flows from operating activities	85,405	147,435
Cash Flows From Investing Activities:
Utility plant additions	(53,969)	(54,527)
Nuclear fuel additions	(5,159)	(4,600)
Utility plant additions related to allowance for borrowed funds used
during construction and capitalized interest	(759)	(1,371)
Purchase of bond investments	-	(12,247)
Return of principal of PVNGS lessor notes	10,112	10,274
Other	(1,972)	(4,145)
Net cash flows from investing activities	(51,747)	(66,616)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months EndedJune 30,
	2005	2004
	(In thousands)
Cash Flows From Financing Activities:
Short-term debt borrowings (repayments), net	(41,600)	(62,400)
Dividends paid	(264)	(293)
Other financing	(228)	(177)
Change in intercompany accounts	(300)	(24,567)
Net cash flows from financing activities	(42,392)	(87,437)
Increase (decrease) in cash and cash equivalents	(8,734)	(6,618)
Beginning of period	16,448	11,607
End of period	$ 7,714	$ 4,989
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$ 25,680	$ 25,272
Income taxes paid (refunded), net	$ 3	$ (2,749)
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)

Net Earnings	$ 3,998	$ 15,791	$ 36,352	$ 43,148
Other Comprehensive Income, net of tax:

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) during
the period, net of income tax
(expense) benefit of $(437), $(48),
$(402) and $(326)	667	74	612	497
Reclassification adjustment for amounts
included in net income, net of
Income tax (expense) benefit of $134,
$257, $662 and $435	(204)	(392)	(1,010)	(664)

Additional minimum pension liability
adjustment, net of income tax expense
of $(12)	-	-	-	19

Mark-to-market adjustment for certain
derivative transactions:
Change in fair market value of
designated cash flow hedges, net of
income tax (expense) benefit of
$(1,469), ($1,342), $(3,448)
and $(2,678)	2,242	2,048	5,262	4,087
Reclassification for amounts in net
income, net of income tax (expense)
benefit of $23, $(430), $849 and $209	(35)	657	(1,295)	(319)

Total Other Comprehensive Income (Loss)	2,670	2,387	3,569	3,620

Total Comprehensive Income	$ 6,668	$ 18,178	$ 39,921	$ 46,768

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the period	For the period	For the period
	June 6-June 30,	April 1-June 6,	April 1-June 30,
	2005	2005	2004
		(In thousands)
Operating Revenues:
Electric	$ 19,235	$ 46,939	$ 65,069
Total operating revenues	19,235	46,939	65,069

Operating Expenses:
Cost of energy sold	6,702	16,793	24,611
Administrative and general	2,183	4,551	7,279
Depreciation and amortization	2,085	5,436	7,403
Transmission and distribution costs	1,150	3,944	4,890
Taxes, other than income taxes	1,885	3,195	5,952
Income taxes	1,168	3,325	2,569
Total operating expenses	15,173	37,244	52,704
Operating income	4,062	9,695	12,365

Other Income and Deductions:
Interest income	87	359	95
Other income	111	251	342
Carrying charges on regulatory assets	525	1,394	-
Other deductions	(11)	(30)	(26)
Other income taxes	(271)	(197)	(142)
Net other income and deductions	441	1,777	269

Interest Charges	1,956	5,088	7,034

Net Earnings Before Extraordinary Item	2,547	6,384	5,600

Extraordinary item - disallowance
of stranded costs, net of taxes	-	-	(97,836)

Net Earnings (Loss)	$ 2,547	$ 6,384	$ (92,236)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the period	For the period	For the period
	June 6-June 30,	January 1-June 6,	January 1-June 30,
	2005	2005	2004
		(In thousands)
Operating Revenues:
Electric	$ 19,235	$ 112,820	$ 126,722
Total operating revenues	19,235	112,820	126,722

Operating Expenses:
Cost of energy sold	6,702	43,885	47,645
Administrative and general	2,183	11,048	14,564
Depreciation and amortization	2,085	12,954	14,752
Transmission and distribution costs	1,150	9,111	9,929
Taxes, other than income taxes	1,885	9,228	11,190
Income taxes	1,168	4,529	4,738
Total operating expenses	15,173	90,755	102,818
Operating income	4,062	22,065	23,904

Other Income and Deductions:
Interest income	87	650	306
Other income	111	523	688
Carrying charges on regulatory assets	525	(1,407)	-
Other deductions	(11)	(79)	(109)
Other income taxes	(271)	(372)	(311)
Net other income and deductions	441	(685)	574

Interest Charges	1,956	12,120	14,134

Net Earnings Before Extraordinary Item	2,547	9,260	10,344

Extraordinary item - disallowance
of stranded costs, net of taxes	-	-	(97,836)

Net Earnings (Loss)	$ 2,547	$ 9,260	$ (87,492)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$ 860,655	$ 845,900
Construction work in progress	4,436	4,261
Common plant in service and plant held for future use	589	589
	865,680	850,750
Less accumulated depreciation and amortization	288,645	276,081
Net utility plant	577,035	574,669

Other Property and Investments:
Other investments	531	530
Non-utility property, net of accumulated depreciation of $3 and $3	2,121	343

Total other property and investments	2,652	873

Current Assets:
Cash and cash equivalents	65,506	65,759
Special deposits	2,414	3,086
Accounts receivable, net of allowance for uncollectible accounts
of $70 and $191	11,889	12,739
Federal income tax refund	32,058	22,912
Unbilled revenues	7,821	7,576
Other receivables	10,106	10,083
Inventories	1,273	1,505
Other current assets	1,702	7,526
Total current assets	132,769	131,186

Deferred charges:
Recoverable stranded costs	87,316	87,316
Recoverable carrying charges on stranded costs	52,134	48,130
Other regulatory assets	2,516	8,105
Goodwill	449,061	-
Other deferred charges	21,523	22,227
Total deferred charges	612,550	165,778

Commitments and Contingencies (see Note 8)	-	-
	$1,325,006	$ 872,506

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder's equity:
Common stock outstanding ($10 par value)	$ 107	$ 107
Paid-in-capital	652,346	197,751
Accumulated other comprehensive loss, net of tax	-	(1,761)
Retained earnings	2,547	(6,795)

Total common stockholder's equity	655,000	189,302
Long-term debt	415,716	415,569

Total capitalization	1,070,716	604,871

Current Liabilities:
Accounts payable	11,068	15,649
Accrued interest and taxes	18,511	22,647
Other current liabilities	9,017	6,738

Total current liabilities	38,596	45,034

Deferred Credits:
Accumulated deferred income taxes	125,701	138,249
Accumulated deferred investment tax credits	1,933	2,326
Regulatory liabilities	38,486	40,729
Accrued pension liability	4,043	4,844
Accrued postretirement benefit cost	6,881	2,693
Other deferred credits	38,650	33,760

Total deferred credits	215,694	222,601
	$1,325,006	$ 872,506

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the period	For the period	For the period
	June 6-June 30,	January 1-June 6,	January 1-June 30,
	2005	2005	2004
Cash Flows From Operating Activities:		(In thousands)
Net earnings (loss)	$ 2,547	$ 9,260	$ (87,492)
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	2,261	14,042	16,068
Allowance for equity funds used during construction	(8)	(60)	(555)
Accumulated deferred income tax	5,133	(1,411)	25,102
Carrying charges on deferred stranded cost	(525)	1,407	-
Disallowance of stranded costs, net of taxes	-	-	97,836
Changes in certain assets and liabilities:
Accounts receivable	1,172	(344)	(2,366)
Unbilled revenues	(139)	(106)	1,807
Accounts payable	799	(3,931)	(996)
Accrued interest and taxes	(3,401)	(3,998)	(24,803)
Other liabilities	(1,187)	2,066	(1,440)
Net cash flows from operating activities	6,652	16,925	23,161
Cash Flows From Investing Activities:
Utility plant additions	(1,674)	(19,270)	(22,351)
Acquisition costs	(3,473)	-	-
Utility plant additions related to allowance for borrowed funds used
during construction and capitalized interest	(11)	(73)	(273)
Other	753	(82)	55
Net cash flows from investing activities	(4,405)	(19,425)	(22,569)
The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the period	For the period	For the period
	June 6-June 30,	January 1-June 6,	January 1-June 30,
	2005	2005	2004
		(In thousands)
Cash Flows From Financing Activities:
Long-term debt repayments	-	-	(9,296)
Dividends paid	-	-	(6,000)
Net cash flows from financing activities	-	-	(15,296)
Increase (decrease) in cash and cash equivalents	2,247	(2,500)	(14,704)
Beginning of period	63,259	65,759	56,907
End of period	$ 65,506	$ 63,259	$ 42,203
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$ 1	$ 12,868	$ 13,215
Income taxes paid (refunded), net	$ -	$ -	$ -

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the period	For the period	For the period
	June 6-June 30,	April 1-June 6,	April 1-June 30,
	2005	2005	2004
		(In thousands)
Net Earnings	$ 2,547	$ 6,384	$ (92,236)
Other Comprehensive Income, net of tax:

Cash flow hedges, net of tax:
Interest rate hedge, net of reclassification
adjustment net of income tax benefit
of $0, $1,004 and $79	-	1,632	129

Total cash flow hedges	-	1,632	129

Total Comprehensive Income (Loss)	$ 2,547	$ 8,016	$ (92,107)

In conjunction with the acquisition of TNP by PNMR, the interest rate hedge was fair valued and was charged to goodwill.

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the period	For the period	For the period
	June 6-June 30,	January 1-June 6,	January 1-June 30,
	2005	2005	2004
		(In thousands)
Net Earnings	$ 2,547	$ 9,260	$ (87,492)
Other Comprehensive Income, net of tax:

Cash flow hedges, net of tax:
Interest rate hedge, net of reclassification
adjustment net of income tax benefit
of $0, $1,084 and $159	-	1,761	258

Total cash flow hedges	-	1,761	258

Total Comprehensive Income (Loss)	$ 2,547	$ 11,021	$ (87,234)

In conjunction with the acquisition of TNP by PNMR, the interest rate hedge was fair valued and was charged to goodwill.

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Accounting Policies and Responsibility for Financial Statements

In the opinion of the management of PNM Resources, Inc. and Subsidiaries ("PNMR" or the "Company"), the accompanying unaudited interim consolidated financial statements reflect all normal and recurring accruals and adjustments which are necessary to present fairly the Company's financial position at June 30, 2005 and December 31, 2004, the consolidated results of its operations and comprehensive income for the three and six months ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004.  These consolidated financial statements are unaudited, and certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations.  The Company's three primary subsidiaries are Public Service Company of New Mexico and Subsidiaries ("PNM"), Texas-New Mexico Power Company and Subsidiaries ("TNMP") and First Choice Power, L.P. ("First Choice").  Readers of these financial statements should refer to PNMR's, PNM's and TNMP's audited consolidated financial statements and notes thereto for the year ended December 31, 2004 that are included in the respective Annual Reports on Form 10-K for the year ended December 31, 2004.  The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

TNP Acquisition

As discussed in Note 2, on June 6, 2005, PNMR completed the previously announced acquisition of TNP Enterprises, Inc. ("TNP") effective at 8:00 AM Central Daylight Time.  Prior to the consummation of the acquisition, TNP was a privately owned holding company based in Fort Worth, Texas.  TNP's principal subsidiaries are TNMP, a regulated utility operating in Texas and New Mexico, and First Choice, a certified retail electric provider operating in Texas.  First Choice consists of First Choice Power, L.P. and First Choice Power Special Purpose, L.P.

The acquisition was accounted for using the purchase method of accounting.  Under this method, the purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed.  The excess purchase price over the fair value of the assets acquired and the liabilities assumed was allocated to goodwill at TNMP and goodwill and other intangible assets at First Choice.  As a result, TNMP and First Choice have recorded purchase accounting fair value adjustments to their respective assets and liabilities, including deferred assets, regulatory assets and pension and postretirement liabilities.  PNMR is in the process of completing a third party valuation of acquired property and intangible assets, therefore, the allocation of the purchase price to the acquired net assets is subject to adjustment.  The excess of the purchase price over net assets acquired has been allocated preliminarily to goodwill in the amount of $482.8 million and other intangible assets in the amount of $63.1 million.

The purchase accounting entries are reflected on PNMR's financial statements as of the purchase date.  PNMR "pushed down" the effects of purchase accounting to the financial statements of TNMP and First Choice.  Accordingly, TNMP's post-acquisition financial statements reflect a new basis of accounting, and separate financial statements are presented for pre-acquisition and post-acquisition periods, separated by a heavy black line.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill and Other Intangible Assets

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June 6, 2005 acquisition of TNP was allocated to goodwill and other intangible assets.  Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," PNMR does not amortize goodwill.  Certain intangible assets are amortized over their estimated useful lives.  Goodwill and intangible assets are evaluated for impairment at least annually, on December 31, or more frequently if events and circumstances indicate that the goodwill or other intangible assets might be impaired.  See Note 2 for further details about goodwill and other intangible assets.

Presentation

The Notes to Consolidated Financial Statements include disclosures for PNMR, PNM and TNMP.  For discussion purposes, this report will use the term "Company" when discussing matters of common applicability to PNMR, PNM and TNMP.  Discussions regarding only PNMR, PNM or TNMP will be clearly indicated as such.

PNMR was established as a holding company in 2001.  On December 30, 2004, PNMR became a registered holding company under PUHCA.  As a result of the requirement to register as a holding company, PNMR created PNMR Services Company, a wholly-owned services company, which began operation on January 1, 2005.

PNMR performed substantially all of the corporate activities of PNM from 2001 to 2004.  These activities were billed to PNM on a cost basis and were allocated to the business units.  The services functions previously performed by PNMR were assumed by PNMR Services Company effective January 1, 2005.

Until June 6, 2005, TNMP provided First Choice and TNP with corporate support services, including accounting, finance, information services, legal and human resources, under a shared services agreement with First Choice dated March 1, 2001 and a similar agreement with TNP dated June 6, 1997.  These services were billed at TNMP's cost and, in return, TNP and First Choice compensated TNMP for the services provided.  These agreements were in effect through June 6, 2005 when they were replaced by a new shared services arrangement with PNMR Services Company.

Effective with the close of the acquisition of TNP on June 6, 2005, all TNMP employees who were providing corporate support to TNP and First Choice became employees of PNMR Services Company.  PNMR Services Company provides corporate services to all of PNMR's business units, including PNM, Avistar, Inc., TNP, TNMP and First Choice per shared services agreements.  These services are billed at cost on a monthly basis and allocated to the business units.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain amounts in the 2004 Consolidated Financial Statements and Notes thereto for PNMR, PNM and TNMP have been reclassified to conform to the 2005 financial statement presentation.  Specifically, certain amounts in the 2004 Consolidated Financial Statements and Notes thereto of TNMP have been reclassified to conform to PNMR's presentation for comparability.

In addition, in the PNMR and TNMP Consolidated Statements of Cash Flows for the six months ended June 30, 2005, PNMR and TNMP changed the classification of changes in restricted cash balances to present such changes as an investing activity.  PNMR and TNMP previously presented such changes as an operating activity.  In the accompanying PNMR and TNMP Consolidated Statements of Cash Flows for the six months ended June 30, 2004, the changes in these cash balances were reclassified to be consistent with the 2005 presentation.  This reclassification resulted in a $0.8 million increase to PNMR investing cash flows and a corresponding decrease to PNMR operating cash flows from the amounts previously reported.  This reclassification resulted in less than a $0.1 million increase to TNMP investing cash flows and a corresponding decrease to TNMP operating cash flows from the amounts previously reported.

PNMR

Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").  Compensation cost for stock options, if any, is measured as the excess of the quoted market price of PNMR's stock at the date of grant over the exercise price of the granted stock option.  Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2005, PNMR had three stock-based employee compensation plans.  Stock options continue to be granted under only two of the plans.  Had compensation expense for PNMR's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the effect on PNMR's pro forma net earnings and pro forma diluted earnings per share would be as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings	$ 1,541	$16,849	$32,050	$41,627
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(346)	(741)	(693)	(1,407)
Pro forma net earnings	$ 1,195	$16,108	$31,357	$40,220

Earnings per share:
Basic - as reported	$ 0.02	$ 0.28	$ 0.51	$ 0.69

Basic - pro forma	$ 0.02	$ 0.27	$ 0.50	$ 0.67

Diluted - as reported	$ 0.02	$ 0.28	$ 0.50	$ 0.68

Diluted - pro forma	$ 0.02	$ 0.26	$ 0.49	$ 0.66

SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), supersedes APB 25.  SFAS 123R requires the recognition of compensation expense, over the requisite service period, in an amount equal to the fair value of share-based payments granted to employees.  The fair value of the share-based payments, excluding liability awards, is computed at the date of grant and will not be remeasured.  The fair value of liability awards will be remeasured at each reporting date through the settlement date with the change in fair value recognized as compensation expense over that period.  SFAS 123R applies to all transactions involving the issuance, by a company, of its own equity in exchange for goods or services.  SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."  SFAS 123R will be effective for PNMR beginning January 1, 2006.  For options issued on or prior to December 31, 2005, PNMR expects that the effect of SFAS 123R on PNMR's results of operations will not be materially different from the pro forma amounts presented in the table above for the applicable time period.  PNMR anticipates that the calculation of the fair value of any options issued after December 31, 2005 will not be materially different from the fair value estimated in the pro forma amounts presented in the table above.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM

Decommissioning Costs

Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure.  Changes in these estimates could significantly impact the Company's financial position, results of operations and cash flows.  PNM owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas.  PNM adopted the accounting requirements of SFAS No. 143,"Accounting for Asset Retirement Obligations" ("SFAS 143"), on January 1, 2003.  Under SFAS 143, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists.  Adoption of the statement changed the method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. Nuclear decommissioning costs are based on site-specific estimates of the costs for removing all radioactive and other structures at the site.  PVNGS Unit 3 is excluded from PNM's retail rates while PVNGS Units 1 and 2 are included.  PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts.  Fossil-fuel decommissioning costs are also approved by the NMPRC as a component of the Company's depreciation rates.  PNM believes that it will continue to be able to collect in rates for its legal asset retirement obligations for nuclear and fossil-fuel generation activities included in the ratemaking process.

In addition, PNM has a contractual obligation with the PVNGS participants to fund separately the nuclear decommissioning cost at a level in excess of what PNM has identified as its legal asset retirement obligation under SFAS 143.  The contractual funding obligation is based on a site-specific estimate prepared by a third party.  PNM's most recent site-specific estimates for nuclear decommissioning costs were developed in 2004, using 2004 cost factors, and are based on prompt dismantlement decommissioning, reflecting the costs of removal discussed above, with such removal occurring shortly after operating license expiration.  PNM's share of the contractual funding obligation through the end of the licensing terms is approximately $216.7 million (measured in 2004 dollars).  The estimates are subject to change based on a variety of factors, including cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations.  The operating licenses for PVNGS Units 1, 2 and 3 will expire in 2025, 2026, and 2027, respectively.  PNM does not have a similar contractual funding obligation related to its fossil-fuel plants.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP

Extraordinary Item

In the second quarter of 2004, TNMP recorded a loss of  $97.8 million related to the PUCT true-up proceeding regarding TNMP's stranded costs.  The PUCT allowed TNMP to recover $87.3 million of the $266.5 million that TNMP requested as stranded cost.  This decision resulted in a loss of $155.2 million before tax ($97.8 million after tax).  TNMP recorded the  $97.8 million after tax loss as an extraordinary item in accordance with the requirements of SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuance of the Application of FASB Statement No. 71."

(2)     TNP Acquisition

On June 6, 2005, PNMR acquired all of the outstanding common shares of TNP and its subsidiaries, TNMP and First Choice.  The results of TNP's operations have been included in the consolidated financial statements of PNMR from that date.  PNMR acquired TNP in order to complement its existing New Mexico electric operations and to expand into the retail and wholesale markets in Texas.  As of June 6, 2005, TNMP served 49,000 electric customers in southern New Mexico and 207,000 transmission and distribution customers in Texas.  First Choice is a competitive retail electric provider in Texas, serving an additional 56,000 electric customers.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate purchase price was $1,277 million, including a payment to the previous owner of $175.0 million consisting of $87.6 million of cash and common stock valued at $87.4 million.  In addition, PNMR assumed $1,034 million of TNP debt and preferred stock and incurred transaction and other costs of $67.7 million.  The value of the 4,326,336 common shares issued was determined based on $20.20 per common share as provided for in the Stock Purchase Agreement.  The purchase price was based on an estimated purchase price in accordance with the Stock Purchase Agreement, dated as of July 24, 2004 by and between PNMR and SW Acquisition.  The final purchase price will be determined under a specified adjustment mechanism.  PNMR had 45 days following the closing to propose a final purchase price.  The end of the 45-day period was on July 21, 2005, and PNMR proposed a final purchase price on that date which would reflect a reduction in the purchase price.  Under the Stock Purchase Agreement, the seller had an opportunity to contest the proposed final purchase price and has notified PNMR that it objects to PNMR's proposed adjustments.  There is a dispute mechanism for resolving disputes regarding the final purchase price.

The following table presents the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At June 6, 2005 (In thousands)
Net utility plant	$580,423
Other property and investments	3,785
Current assets	213,229
Goodwill	482,761
Other intangible assets	63,109
Deferred assets	151,437
Total assets acquired	1,494,744

Current liabilities	65,988
Long-term debt	814,725
Preferred stock	219,711
Deferred liabilities	199,326
Total liabilities assumed	1,299,750

Net assets acquired	$194,994

PNMR obtained, or is in the process of obtaining, independent valuations of acquired property and intangible assets; thus, the allocation of the purchase price is subject to adjustment and will be finalized within one year of the acquisition.  Of the $63.1 million of acquired intangible assets, $53.2 million was assigned to the trade name "First Choice" based on a "relief from royalty" approach using a 1.0% royalty rate.  The trade name has an indefinite useful life; therefore, no amortization will be recognized, but the asset will be evaluated for impairment each reporting period.  The other $9.9 million intangible asset was assigned to the First Choice customer list.  The useful life of the customer list is estimated to be approximately eight years; therefore the asset will be amortized on a straight-line basis over an eight-year period.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of the acquisition, PNMR acquired a contractual obligation to purchase power.  In comparing the pricing terms of the contractual obligation against the forward price of electricity in the relevant market, PNMR concluded that the contract was above market.  In accordance with SFAS No. 141, as amended, "Business Combinations" ("SFAS 141"), the contract was recorded at fair value and a deferred liability of $3.8 million was recorded that will be amortized as a reduction in cost of energy over approximately three years.  The amortization matches the difference between the forward price curve and the contractual obligation for each month in accordance with the contract as of the acquisition date.

PNMR also acquired a contractual obligation to sell power to certain commercial and industrial customers.  This contractual obligation was fair valued in accordance with SFAS 141.  The valuation was based on the difference between the current market rates charged by the Company for these customers compared to the contractual rate embedded in the customer agreement.  As a result of the analysis, the Company determined that its rates for these contractual customers are below market rates and recorded a deferred liability of $3.5 million that will be amortized into revenues over the contract life, or approximately three years.  The amortization matches the difference between the retail market rate and the contractual obligation for each month as of the date of acquisition.

TNP's largest subsidiary, TNMP, is a regulated utility, therefore, the valuation of the majority of the assets and liabilities were determined within the context of Statement of Accounting Financial Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and did not change significantly.

The $482.8 million of goodwill was assigned to the TNMP and First Choice segments in the amounts of $449.1 million and $33.7 million, respectively.  Of that total amount, $67.0 million is expected to be deductible for income tax purposes.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following unaudited pro forma financial information presents a summary of PNMR's consolidated results of operations for the three and six months ended June 30, 2005 and 2004 assuming the acquisition of TNP had been completed as of January 1, 2004, including adjustments, which are based upon preliminary estimates, to reflect the allocation of the purchase price to the acquired net assets.  The pro forma financial information does not include synergy savings that may result from the business combination and is not necessarily indicative of the results of operations if the acquisition had been effective as of these dates.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Operating revenues	$500,634	$539,120	$1,057,690	$1,130,189
Operating expenses	$464,870	$ 491,709	$ 974,560	$1,031,548
Earnings before extraordinary item	$ 12,832	$ 29,332	$ 38,432	$ 58,951
Net earnings (loss)	$ 12,832	$(68,504)	$ 38,432	$ (38,885)
Net earnings (loss) per common share:
Basic	$ 0.19	$ (1.00)	$ 0.56	$ (0.57)
Diluted	$ 0.18	$ (0.99)	$ 0.55	$ (0.56)

Reference is made to the Current Report on Form 8-K/A filed by PNMR on August 2, 2005 in connection with the acquisition of TNP.  The Form 8-K/A incorporates by reference the audited and unaudited financial statements of TNP required by Form 8-K Item 9.01 (a) and includes the pro forma financial information required by Form 8-K Item 9.01 (b).

 Acquisition Settlements

 In April 2005, the PUCT issued a written order finding that the acquisition is consistent with the public interest.  The order settles all matters in the Texas regulatory proceedings relating to the acquisition.  TNMP implemented a $13.0 million annual reduction to its Texas retail delivery base rates beginning May 1, 2005, in accordance with the order.  On July 1, 2005, TNMP also implemented a $3.0 million annual credit to its Texas retail delivery base rates for expected synergy savings.  The Synergy Savings Credits will remain in effect for twenty-four months, and will provide total of $6.0 million in reductions to the Texas retail delivery base rates.

 As a result of the settlement in New Mexico for PNMR's acquisition of TNP, TNMP agreed to implement an approximate $9.6 million annual rate reduction, which includes synergy savings, effective January 1, 2006, to most of its New Mexico customers.  Phelps Dodge, TNMP's largest New Mexico commercial customer, is served through a contractual arrangement, and is excluded from the rate reduction.  PNMR has also agreed to integrate the New Mexico operations of TNMP into PNM by January 1, 2007.  Effective January 1, 2008,

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP's rates will be reduced by an additional $0.5 million through December 31, 2008; and on January 1, 2009, TNMP's rates will be reduced by an additional $0.5 million through December 31, 2010.  As part of the rate reduction, the current fuel and purchased power adjustment clause will be eliminated once amounts in the balancing account as of December 31, 2005 are collected or returned to customers.

 (3)     Segment Information

PNMR is an investor-owned holding company of energy and energy related businesses.  Its three primary subsidiaries are PNM, TNMP and First Choice.  PNM is an integrated public utility with regulated operations primarily engaged in the generation, transmission and distribution of electricity, transmission, distribution and sale of natural gas within the State of New Mexico, and unregulated operations primarily focused on the sale and marketing of electricity in the Western United States.  TNMP is a regulated utility operating in Texas and New Mexico.  In Texas, TNMP provides regulated transmission and distribution services.  In New Mexico, TNMP provides integrated electric services that include the transmission, distribution, purchase and sale of electricity to its New Mexico customers.  First Choice is a competitive retail electric provider operating in Texas.  In addition, PNMR provides energy and technology related services through its wholly owned subsidiary, Avistar, Inc.

The following segment presentation is based on the methodology that the Company's management uses for making operating decisions and assessing performance of its various business activities.  The following presentation reports operating results without regard to the effect of accounting or regulatory changes and similar one-time items not related to normal operations.  A reconciliation from the segment presentation to the GAAP financial statements is provided.

In conjunction with the TNP acquisition, management changed its business segment reporting.  As it currently operates, PNMR's principal businesses include regulated operations and unregulated operations.    Regulated Operations include the segments PNM Electric, TNMP Electric and PNM Gas.  Unregulated Operations include the segments PNM Wholesale and First Choice.  Company management has combined two segments previously reported separately, Transmission and Electric, to form one reportable segment, PNM Electric, as this combined segment represents an integral part of serving utility customers.  This also makes the PNM Electric segment comparable with the TNMP Electric segment.  The prior year amounts have been restated to reflect this change for comparison purposes.

REGULATED OPERATIONS

PNM Electric

PNM Electric is an integrated electric utility that consists of the generation, transmission and distribution of electricity for retail electric customers in New Mexico and the sale of

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transmission to third parties as well as to PNM Wholesale and TNMP.  PNM Electric provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico.  Customer rates for retail electric service are set by the NMPRC based on the provisions of the Global Electric Agreement (see Note 9).  PNM Electric owns or leases transmission lines, interconnected with other utilities in New Mexico, and south and east into Texas, west into Arizona, and north into Colorado and Utah.

TNMP Electric

 TNMP Electric consists of the operations of TNMP.  TNMP is a regulated utility operating in Texas and New Mexico.  In Texas, TNMP provides regulated transmission and distribution services under the provisions of TECA, the legislation that established retail competition in Texas (Senate Bill 7).  In New Mexico, TNMP provides integrated electricity services that include the transmission, distribution, purchase and sale of electricity to its New Mexico customers as well as transmission to third parties and to PNM.  TNMP's Texas and New Mexico operations are subject to traditional cost-of-service regulation.

 PNM Gas

PNM Gas distributes natural gas to most of the major communities in New Mexico, including two of New Mexico's three largest metropolitan areas, Albuquerque and Santa Fe.  The customer base of PNM Gas includes both sales-service customers and transportation-service customers.  PNM Gas purchases natural gas in the open market and resells it at cost to its distribution customers.  As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact the Company's consolidated gross margin or earnings.

UNREGULATED OPERATIONS

PNM Wholesale

PNM Wholesale consists of the generation and sale of electricity into the wholesale market based on two product lines that include long-term contracts and short-term sales.  The source of these sales is supply created by selling the unused capacity of jurisdictional assets as well as the capacity of the Company's wholesale plants excluded from retail rates.  Both regulated and unregulated generation is jointly dispatched in order to improve reliability, provide the most economic power to retail customers, and maximize profits on any wholesale transactions.

Long-term contracts include sales to firm-requirements and other wholesale customers with multi-year arrangements.  Short-term sales generally include transactions entered into for up to two years.  They also include spot market, hour ahead, day ahead, and week ahead and forward market opportunities in which PNM Wholesale utilizes its asset backed strategy.  Also

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

included in short-term sales are sales of any excess generation not required to fulfill PNM Electric's retail load and contractual commitments.  Short-term sales also cover the revenue credit to retail customers as specified in the Global Electric Agreement.  PNM Wholesale also sells transmission services to TNMP.

In addition, adjustments related to EITF Issue 02-03, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," and 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are subject to FASB statement No. 133 and Not Held for Trading Purposes," are included in Corporate and Other.  These accounting pronouncements require a net presentation of trading gains and losses and realized gains and loss for certain non-trading derivatives.  Management evaluates PNM Wholesale operations on a gross presentation basis due to its primarily net asset-backed marketing strategy and the importance it places on the Company's ability to repurchase and remarket previously sold capacity.

First Choice

 First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small and large commercial, industrial and institutional customers.  First Choice performs all activities in Texas with Texas retail customers, including acquiring new retail customers, setting up retail accounts, handling customer inquiries and complaints, and acting as a liaison between the transmission and distribution companies and retail customers.  First Choice was organized in 2000 to act as TNMP's affiliated retail electric provider, as required by TECA, the legislation that established retail competition in Texas (also known as Senate Bill 7).

CORPORATE AND OTHER

On December 30, 2004, PNMR became a registered holding company under PUHCA.  As a result of the requirement to register as a holding company, PNMR created PNMR Services Company, a services company, which began operation on January 1, 2005, subject to final approval of a services company application filed with the SEC in January 2005.  The comprehensive energy legislation enacted by Congress and signed by the President on August 8, 2005, would result in the repeal of PUHCA on a delayed basis.  PNMR is in the process of evaluating the effects of that repeal, along with the other provisions of the legislation.

PNMR provides energy and technology related services through its wholly owned subsidiary, Avistar, Inc., and those results are included in the Corporate and Other segment.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR Segment Information

Summarized financial information for PNMR by business segment for the three months ended June 30, 2005 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM Electric	TNMP Electric*	PNM Gas	PNM Wholesale	First Choice*	Corporate & Other		Consolidated
2005:
Operating revenues:	$ 137,314	$ 19,224	$ 82,262	$ 139,273	$ 43,031	$ (15,850)	(a)	$ 405,254
Intersegment revenues	1,467	11	122	3,009	-	(4,609)		-
Total revenues	138,781	19,235	82,384	142,282	43,031	(20,459)		405,254
Less: Cost of energy	44,998	6,702	53,292	119,653	34,083	(20,537)	(a)	238,191
Intersegment energy
transfer	(3,412)	-	-	3,412	-	-		-
Gross margin	97,195	12,533	29,092	19,217	8,948	78		167,063
Operating expenses	65,473	5,086	24,210	11,080	3,197	8,829	(b)	117,875
Depreciation and
amortization	17,495	2,085	5,596	4,041	105	1,863		31,185
Income taxes	2,278	1,218	(1,433)	44	2,020	(5,330)	(b,d)	(1,203)
Operating income	11,949	4,144	719	4,052	3,626	(5,284)		19,206

Interest Income	6,472	87	487	1,303	161	3,112		11,622
Other
income/(deductions)	708	625	383	405	(15)	(7,918)	(c)	(5,812)
Other income taxes	(2,843)	(271)	(344)	(677)	(51)	1,674	(c)	(2,512)
Interest charges	(8,472)	(1,956)	(2,905)	(3,987)	(28)	(3,615)	(d)	(20,963)
Segment net income (loss)	$ 7,814	$ 2,629	$ (1,660)	$ 1,096	$ 3,693	$ (12,031)		$ 1,541

Total assets at
June 30, 2005	$1,782,443	$1,265,183	$555,078	$ 430,605	$227,089	$783,986		$ 5,044,384
Goodwill	$ -	$ 449,061	$ -	$ -	$ 33,700	$ -		$ 482,761
Gross property additions	$ 26,091	$ 1,685	$ 9,774	$ 2,855	$ 46	$ 9,805		$ 50,256

(a)   Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $9.6 million are reclassified to a net margin basis in accordance with GAAP.

(b)   Includes acquisition related costs of $4.6 million and regulatory costs of $2.3 million in operating expenses and an income tax benefit of $2.7 million in income taxes associated with the NMPRC's approval of the TNP acquisition.

(c)   Includes TNP debt refinancing costs of $1.3 million and a write-off of software costs of $4.5 million in other income/(deductions) and an income tax benefit of $1.2 million in the income taxes.

(d)  Includes TNP debt refinancing costs of $4.4 million in interest charges and an income tax benefit of $1.7 million in income taxes.

*    Includes results from June 6 through June 30, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the three months ended June 30, 2004 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM Electric	TNMP Electric	PNM Gas	PNM Wholesale	First Choice	Corporate & Other		Consolidated
2004:
Operating revenues:	$ 133,706	$ -	$ 80,540	$ 163,684	$ -	$ (9,281)	(a)	$ 368,649
Intersegment revenues	1,408	-	346	-	-	-		1,754
Total revenues	135,114	-	80,886	163,684	-	(9,281)		370,403
Less: Cost of energy	45,775	-	51,650	125,507	-	(9,405)	(a)	213,527
Intersegment energy					-
transfer	(10,924)	-	-	10,924	-	-		-
Gross margin	100,263	-	29,236	27,253	-	124		156,876
Operating expenses	66,452	-	25,139	11,890	-	(1,806)		101,675
Depreciation and
amortization	16,690	-	4,738	3,754	-	1,249		26,431
Income taxes	3,342	-	(1,338)	3,253	-	1,249		6,506
Operating income	13,779	-	697	8,356	-	(568)		22,264

Interest Income	7,133	-	219	1,350	-	142		8,844
Other
income/(deductions)	144	-	(14)	284	-	572		986
Other income taxes	(2,881)	-	(81)	(647)	-	419		(3,190)
Interest charges	(8,678)	-	(2,737)	(3,392)	-	2,752		(12,055)
Segment net income (loss)	$ 9,497	$ -	$ (1,916)	$ 5,951	$ -	$ 3,317		$ 16,849

Total assets at
December 31, 2004	$1,764,032	$ -	$512,538	$ 430,493	$ -	$780,572		$ 3,487,635
Gross property additions	$ 22,254	$ -	$ 7,748	$ 1,926	$ -	$ 933		$ 32,861

(a)   Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $9.4 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the six months ended June 30, 2005 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM Electric	TNMP Electric*	PNM Gas	PNM Wholesale	First Choice*	Corporate & Other		Consolidated
2005:
Operating revenues:	$ 269,805	$ 19,224	$ 247,494	$ 271,277	$ 43,031	$ (17,664)	(a)	$ 833,167
Intersegment revenues	3,158	11	176	3,009	-	(6,354)		-
Total revenues	272,963	19,235	247,670	274,286	43,031	(24,018)		833,167
Less: Cost of energy	92,401	6,702	167,727	208,965	34,083	(24,209)	(a)	485,669
Intersegment energy
transfer	(17,535)	-	-	17,535	-	-		-
Gross margin	198,097	12,533	79,943	47,786	8,948	191		347,498
Operating expenses	128,576	5,086	48,304	21,968	3,197	10,758	(b)	217,889
Depreciation and
amortization	35,053	2,085	11,172	8,028	105	3,569		60,012
Income taxes	6,870	1,218	5,795	3,875	2,020	(7,205)	(b,d)	12,573
Operating income	27,598	4,144	14,672	13,915	3,626	(6,931)		57,024

Interest Income	13,688	87	1,243	2,647	161	3,096		20,922
Other
income/(deductions)	1,030	625	464	1,338	(15)	(8,783)	(c)	(5,341)
Other income taxes	(5,827)	(271)	(676)	(1,578)	(51)	2,392	(c)	(6,011)
Interest charges	(17,114)	(1,956)	(5,829)	(8,003)	(28)	(1,614)	(d)	(34,544)
Segment net income (loss)	$ 19,375	$ 2,629	$ 9,874	$ 8,319	$ 3,693	$ (11,840)		$ 32,050

Total assets at
June 30, 2005	$1,782,443	$1,265,183	$555,078	$ 430,605	$227,089	$ 783,986		$ 5,044,384
Goodwill	$ -	$ 449,061	$ -	$ -	$ 33,700	$ -		$ 482,761
Gross property additions	$ 40,715	$ 1,685	$ 18,721	$ 4,169	$ 46	$ 14,613		$ 79,949

(a)   Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $11.7 million are reclassified to a net margin basis in accordance with GAAP.

(b)   Includes acquisition related costs of $4.6 million in operating expenses and an income tax benefit of $2.7 million in income taxes.

(c)   Includes TNP debt refinancing costs of $1.3 million and a write-off of software costs of $4.5 million in other income/(deductions) and an income tax benefit of $1.2 million in income taxes.

(d)  Includes TNP debt refinancing costs of $4.4 million in interest charges and an income tax benefit of $1.7 million in income taxes.

*    Includes results from June 6 through June 30, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the six months ended June 30, 2004 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM Electric	TNMP Electric	PNM Gas	PNM Wholesale	First Choice	Corporate & Other		Consolidated
2004:
Operating revenues:	$ 266,741	$ -	$ 256,346	$ 291,175	$ -	$ (9,724)	(a)	$ 804,538
Intersegment revenues	2,823	-	414	-	-	-		3,237
Total revenues	269,564	-	256,760	291,175	-	(9,724)		807,775
Less: Cost of energy	90,872	-	180,798	215,373	-	(10,030)	(a)	477,013
Intersegment energy
transfer	(24,337)	-	-	24,337	-	-		-
Gross margin	203,029	-	75,962	51,465	-	306		330,762
Operating expenses	131,239	-	49,718	23,138	-	484		204,579
Depreciation and
amortization	33,368	-	9,467	7,508	-	2,225		52,568
Income taxes	8,329	-	4,474	5,555	-	(541)		17,817
Operating income	30,093	-	12,303	15,264	-	(1,862)		55,798

Interest Income	14,080	-	1,158	2,738	-	789		18,765
Other
income/(deductions)	272	-	(82)	719	-	(1,775)		(866)
Other income taxes	(5,682)	-	(426)	(1,369)	-	1,291		(6,186)
Interest charges	(17,383)	-	(5,476)	(6,786)	-	3,761		(25,884)
Segment net income (loss)	$ 21,380	$ -	$ 7,477	$ 10,566	$ -	$ 2,204		$ 41,627

Total assets at
December 31, 2004	$1,764,032	$ -	$ 512,538	$ 430,493	$ -	$780,572		$ 3,487,635
Gross property additions	$ 40,160	$ -	$ 13,989	$ 4,725	$ -	$ 2,856		$ 61,730

(a)   Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $10.1 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Segment Information

Summarized financial information for PNM by business segment for the three months ended June 30, 2005 is as follows (in thousands):

Segments of Business	PNM Electric	PNM Gas	PNM Wholesale	Other		Consolidated
2005:
Operating revenues:	$ 138,781	$ 82,384	$ 142,282	$ (9,627)	(a)	$ 353,820
Less: Cost of energy	44,998	53,292	119,653	(9,627)	(a)	208,316
Intersegment energy
transfer	(3,412)	-	3,412	-		-
Gross margin	97,195	29,092	19,217	-		145,504
Operating expenses	65,473	24,210	11,080	2,595		103,358
Depreciation and
amortization	17,495	5,596	4,041	832		27,964
Income taxes	2,278	(1,433)	44	(662)		227
Operating income	11,949	719	4,052	(2,765)		13,955

Interest Income	6,472	487	1,303	835		9,097
Other income/(deductions)	708	383	405	(5,118)	(b)	(3,622)
Other income taxes	(2,843)	(344)	(677)	1,549	(b)	(2,315)
Interest charges	(8,472)	(2,905)	(3,987)	2,247		(13,117)
Segment net income (loss)	$ 7,814	$ (1,660)	$ 1,096	$ (3,252)		$ 3,998

Total assets at
June 30, 2005	$1,782,443	$555,078	$ 430,605	$575,622		$3,343,748
Gross property additions	$ 26,091	$ 9,774	$ 2,855	$ (3,822)		$ 34,898

(a)   Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $9.6 million are reclassified to a net margin basis in accordance with GAAP.

(b)   Includes acquisition related costs of $4.4 million and regulatory costs of $2.3 million in operating expenses and an income tax benefit of $2.6 million in income taxes associated with the NMPRC's approval of the TNP acquisition.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the three months ended June 30, 2004 is as follows (in thousands):

Segments of Business	PNM Electric	PNM Gas	PNM Wholesale	Other		Consolidated
2004:
Operating revenues:	$ 135,114	$ 80,886	$ 163,684	$ (9,409)	(a)	$ 370,275
Less: Cost of energy	45,775	51,650	125,507	(9,408)	(a)	213,524
Intersegment energy
transfer	(10,924)	-	10,924	-		-
Gross margin	100,263	29,236	27,253	(1)		156,751
Operating expenses	66,452	25,139	11,890	61		103,542
Depreciation and
amortization	16,690	4,738	3,754	642		25,824
Income taxes	3,342	(1,338)	3,253	449		5,706
Operating income	13,779	697	8,356	(1,153)		21,679

Interest Income	7,133	219	1,350	42		8,744
Other income/(deductions)	144	(14)	284	941		1,355
Other income taxes	(2,881)	(81)	(647)	313		(3,296)
Interest charges	(8,678)	(2,737)	(3,392)	2,116		(12,691)
Segment net income (loss)	$ 9,497	$ (1,916)	$ 5,951	$ 2,259		$ 15,791

Total assets at
December 31, 2004	$1,764,032	$ 512,538	$ 430,493	$686,667		$3,393,730
Gross property additions	$ 22,254	$ 7,748	$ 1,926	$ 1,116		$ 33,044

(a)   Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $9.4 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the six months ended June 30, 2005 is as follows (in thousands):

Segments of Business	PNM Electric	PNM Gas	PNM Wholesale	Other		Consolidated
2005:
Operating revenues:	$ 272,963	$ 247,670	$ 274,286	$ (11,679)	(a)	$ 783,240
Less: Cost of energy	92,401	167,727	208,965	(11,679)	(a)	457,414
Intersegment energy
transfer	(17,535)	-	17,535	-		-
Gross margin	198,097	79,943	47,786	-		325,826
Operating expenses	128,576	48,304	21,968	3,204		202,052
Depreciation and
amortization	35,053	11,172	8,028	1,656		55,909
Income taxes	6,870	5,795	3,875	(1,515)		15,025
Operating income	27,598	14,672	13,915	(3,345)		52,840

Interest Income	13,688	1,243	2,647	725		18,303
Other income/(deductions)	1,030	464	1,338	(4,864)	(b)	(2,032)
Other income taxes	(5,827)	(676)	(1,578)	2,079	(b)	(6,002)
Interest charges	(17,114)	(5,829)	(8,003)	4,189		(26,757)
Segment net income (loss)	$ 19,375	$ 9,874	$ 8,319	$ (1,216)		$ 36,352

Total assets at
June 30, 2005	$1,782,443	$ 555,078	$ 430,605	$575,622		$3,343,748
Gross property additions	$ 40,715	$ 18,721	$ 4,169	$ (3,718)		$ 59,887

(a)   Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $11.7 million are reclassified to a net margin basis in accordance with GAAP.

(b)   Includes acquisition related costs of $4.4 million and regulatory costs of $2.3 million associated with the NMPRC's approval of the TNP acquisition in operating expenses and an income tax benefit of $2.6 million in income taxes.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the six months ended June 30, 2004 is as follows (in thousands):

Segments of Business	PNM Electric	PNM Gas	PNM Wholesale	Other		Consolidated
2004:
Operating revenues:	$ 269,564	$ 256,760	$ 291,175	$ (10,103)	(a)	$ 807,396
Less: Cost of energy	90,872	180,798	215,373	(10,103)	(a)	476,940
Intersegment energy
transfer	(24,337)	-	24,337	-		-
Gross margin	203,029	75,962	51,465	-		330,456
Operating expenses	131,239	49,718	23,138	90		204,185
Depreciation and
amortization	33,368	9,467	7,508	1,097		51,440
Income taxes	8,329	4,474	5,555	(337)		18,021
Operating income	30,093	12,303	15,264	(850)		56,810

Interest Income	14,080	1,158	2,738	540		18,516
Other income/(deductions)	272	(82)	719	476		1,385
Other income taxes	(5,682)	(426)	(1,369)	499		(6,978)
Interest charges	(17,383)	(5,476)	(6,786)	3,060		(26,585)
Segment net income (loss)	$ 21,380	$ 7,477	$ 10,566	$ 3,725		$ 43,148

Total assets at
December 31, 2004	$1,764,032	$ 512,538	$ 430,493	$686,667		$3,393,730
Gross property additions	$ 40,160	$ 13,989	$ 4,725	$ 1,624		$ 60,498

(a)   Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $10.1 million are reclassified to a net margin basis in accordance with GAAP.

TNMP

TNMP operates in only one reportable segment; therefore tabular presentation of segment data is not relevant.

(4)     Fair Value of Financial Instruments

The Company may enter into agreements for derivative instruments, including options and swaps, to manage risks related to changes in interest rates.  At the inception of any such transaction, the Company documents relationships between the hedging instruments and the items being hedged.  This documentation includes the strategy that supports executing the specific transaction.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR

Enhanced Cash Management Program

The Company has an enhanced cash management program that includes a preferred stock dividend capture strategy and various absolute return strategies that have the objective of achieving higher returns.  The Company's initial investment in its enhanced cash management program was $10.0 million and an additional $2.0 million was invested in February 2005.  As of June 30, 2005 and December 31, 2004, the balance in this investment, including profits and interest, was $13.5 million and $10.6 million, respectively.

First Choice Natural Gas Hedges

From time to time, First Choice enters into natural gas swaps.  The swaps are purchased to mitigate commodity price risk associated with purchase power price volatility.  The swaps are effective in offsetting future cash flow volatility caused by increases in natural gas prices.  The fair value of the natural gas swaps as of June 30, 2005, was an asset of $1.4 million, which is recorded on PNMR's balance sheet as a current asset.  For the period of June 6 through June 30, 2005, First Choice's purchased power expense includes pre-tax gains of $2.2 million ($1.3 million after tax) related to the settlement of natural gas swaps.

In addition, First Choice recorded unrealized gains (losses), after June 6, 2005, associated with its natural gas hedges in other comprehensive income as shown in the following table.

For the Period of June 6 through June 30, 2005
	Before-Tax	Tax Benefit	After- Tax
	Amount	(Expense)	Amount
(In thousands)

Change in market value	$ 1,383	$ 527	$ 856
Other comprehensive income (loss)	$ 1,383	$ 527	$ 856

PNM

PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other postretirement benefits.  The trusts held certain equity securities as of June 30, 2005.  These equity securities also expose PNM to losses in fair value.  Approximately 59% of the securities held by the various trusts were equity securities as of June 30, 2005.  Similar to the debt securities held for funding, decommissioning and certain pension and other postretirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Retail Natural Gas Contracts

Pursuant to a 1997 order issued by the NMPRC, PNM is authorized to hedge certain portions of natural gas supply contracts to protect PNM's natural gas customers from the risk of adverse price fluctuations in the natural gas market.  Hedge gains and losses are recoverable through the Company's PGAC if deemed prudently incurred by the NMPRC.  As a result, earnings are not affected by gains or losses generated by these instruments.

PNM purchased $4.0 million of natural gas options during the second quarter and first six months of 2005 to protect its natural gas customers from the risk of rising prices during the 2005-2006 heating season.  In total, PNM plans to expend approximately $7.2 million in 2005 to purchase gas options that essentially cap the amount PNM would pay for each volume of gas subject to the options during the winter heating season.  PNM expects to recover its option premiums as a component of the PGAC during the months of October 2005 through February 2006.

PNM entered into fixed-for-float financial transactions to hedge a portion of its winter gas purchase portfolio. PNM has hedged 10.9 million MMBtus utilizing the fixed-for-float strategy for the next two winter heating seasons.

Wholesale Electricity Contracts

The PNM Wholesale segment has entered into various forward physical contracts for the purchase and sale of electricity with the intent to optimize its net generation position.  These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market.

For the three months ended June 30, 2005, PNM Wholesale settled derivative forward contracts for the sale of electricity that generated $41.4 million of electric revenues by delivering 0.8 million MWh.  For the three months ended June 30, 2005, PNM Wholesale settled derivative forward contracts for the purchase of electricity of $36.0 million or 0.7 million MWh to support these contractual sales and other open market sales opportunities.  For the six months ended June 30, 2005, PNM Wholesale settled derivative forward contracts for the sale of electricity that generated $79.4 million of electric revenues by delivering 1.5 million MWh.  For the six months ended June 30, 2005, PNM Wholesale settled derivative forward contracts for the purchase of electricity of $64.2 million or 1.3 million MWh to support these contractual sales and other open market sales opportunities.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended June 30, 2004, PNM Wholesale settled derivative forward contracts for the sale of electricity that generated $45.5 million of electric revenues by delivering 0.9 million MWh.  For the three months ended June 30, 2004, PNM Wholesale settled derivative forward contracts for the purchase of electricity of $43.5 million or 0.9 million MWh to support these contractual sales and other open market sales opportunities.

For the six months ended June 30, 2004, PNM Wholesale settled derivative forward contracts for the sale of electricity that generated $72.5 million of electric revenues by delivering 1.6 million MWh.  For the six months ended June 30, 2004, PNM Wholesale settled derivative forward contracts for the purchase of electricity of $68.2 million or 1.5 million MWh to support these contractual sales and other open market sales opportunities.

As of June 30, 2005, PNM Wholesale had open derivative forward contract positions to buy $46.3 million and to sell $64.9 million of electricity.  At June 30, 2005, PNM Wholesale had a gross mark-to-market gain (asset position) on these derivative forward contracts of $5.9 million and a gross mark-to-market loss (liability position) of $4.3 million, recorded in other assets and liabilities, respectively.  The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues and cost of energy, as applicable.

The PNM Wholesale segment also entered into forward physical contracts for the sale of PNM's electric capacity in excess of its retail and wholesale firm requirement needs, including reserves.  In addition, PNM Wholesale entered into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls exist.  PNM Wholesale generally accounts for these as normal sales and purchases as defined by SFAS 133.  From time to time PNM makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation.  At June 30, 2005, PNM Wholesale had open forward positions classified as normal sales of electricity of $140.3 million and normal purchases of electricity of $48.9 million, which will be reflected in the financial statements upon physical delivery.

The operations of the PNM Wholesale segment, including both firm commitments and other wholesale sale activities, are managed primarily through a net asset-backed strategy, whereby PNM Wholesale's aggregate net open position is covered by its own excess generation capabilities. PNM Wholesale is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If PNM Wholesale were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

PNM Wholesale is exposed to credit risk in the event of non-performance or non-payment by counterparties of its financial and physical derivative instruments.  PNM Wholesale uses a credit management process to assess and monitor the financial conditions of counterparties.  PNM Wholesale's credit risk with its largest counterparty as of June 30, 2005 and December 31, 2004 was $14.9 million and $26.2 million, respectively.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Wholesale Gas Contracts

The PNM Wholesale segment enters into various forward contracts for the purchase of natural gas with the intent to optimize its net generation position.  These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market.

As of June 30, 2005, PNM Wholesale had open derivative forward contract positions to sell $26.0 million of natural gas.  At June 30, 2005, PNM Wholesale had a gross mark-to-market gain (asset position) on these derivative forward contracts of $8.5 million and a gross mark-to-market loss (liability position) of $7.2 million, recorded in other current assets and liabilities, respectively.  The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues and cost of energy as applicable.

TNMP

Normal Purchases and Sales

In the normal course of business, TNMP enters into commodity contracts, which include  components for additional purchases or sales of electricity, in order to meet customer requirements.  Criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception has been defined by SFAS 133.  In accordance with these GAAP pronouncements, management has determined that its contracts for electricity qualify for the normal purchases and sales exception.  Accordingly, TNMP does not account for its electricity contracts as derivatives.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)     Earnings Per Share

In accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"), dual presentation of basic and diluted earnings per share has been presented in PNMR's Consolidated Statements of Earnings.  The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic:

Net Earnings	$ 1,541	$ 16,849	$ 32,050	$ 41,627

Average Number of Common
Shares Outstanding	65,534	60,404	63,057	60,396

Net Earnings per Share of
Common Stock (Basic)	$ 0.02	$ 0.28	$ 0.51	$ 0.69

Diluted:

Net Earnings	$ 1,541	$ 16,849	$ 32,050	$ 41,627

Average Number of Common
Shares Outstanding	65,534	60,404	63,057	60,396
Dilutive Effect of Common Stock
Equivalents (a)	955	755	953	797
Average Common and Common
Equivalent Shares Outstanding	66,489	61,159	64,010	61,193

Net Earnings per Share of Common
Stock (Diluted)	$ 0.02	$ 0.28	$ 0.50	$ 0.68

(a)     Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 4,154 and 798,900 for the three months and 232,006 and 635,481 for the six months ended June 30, 2005 and 2004, respectively.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)     Capitalization

PNMR

 Revolving and Other Credit Facilities

At June 30, 2005, PNMR had a $400.0 million unsecured revolving credit facility (the "PNMR Facility") with an expiration date of November 15, 2009.  At June 30, 2005, there were no outstanding borrowings under the PNMR Facility.  At June 30, 2005, PNMR also had $15.0 million in local lines of credit. In July 2005, PNMR entered into an agreement to obtain an additional $25.0 million local line of credit, expiring August 16, 2005. There were $1.9 million of outstanding borrowings under the local lines of credit at June 30, 2005.

On June 23, 2005, PNMR established a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNMR Facility serves as a backstop for the outstanding commercial paper. At June 30, 2005, there were no outstanding borrowings under the commercial paper program.  In order to fund a portion of the cost of redemption of TNP's preferred stock and senior notes in July 2005, PNMR issued $370.0 million of commercial paper short-term notes under the PNMR commercial paper program.

At June 30, 2005, First Choice had up to $100.0 million of borrowing capacity under the PNMR Facility.  Any borrowings made by First Choice under this sublimit are guaranteed by PNMR.  At June 30, 2005, First Choice had no borrowings outstanding.

Financing Activities

 PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of June 30, 2005, PNMR had approximately $400.9 million of remaining unissued securities under this registration statement.

Effective January 1, 2005, PNMR entered into a $50.0 million loan agreement with PNMR Services Company, a wholly-owned subsidiary.  In addition, PNMR made a $5.0 million equity contribution to PNMR Services Company in January 2005.  These steps were taken to provide PNMR Services Company with liquidity for its operations.

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million.  Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008.  The initial floating rate was 1.91% and will be reset every six months.  The floating rate was reset on March 15, 2005, to 3.84%.  The swap is accounted for as a fair-value hedge with a fair-market value (liability position) of approximately $0.9 million as of June 30, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock and Equity Unit Offerings

In March 2005, PNMR issued 3,910,000 shares of its common stock at $26.76 per share.  PNMR received net proceeds from this offering, after deducting underwriting discounts and commissions and estimated expenses, of approximately $101.0 million. In addition, in March 2005, PNMR completed a public offering of 4,945,000 6.75% equity units yielding net proceeds after fees of $239.6 million.

In conjunction with the acquisition of TNP, on June 6, 2005, PNMR made an equity investment of approximately $110.5 million in TNP, which TNP used to repay in full amounts owing under TNP's credit agreement.  In addition, pursuant to PNMR's acquisition of TNP, PNMR agreed to provide funds to TNP to enable TNP to redeem (a) TNP's 14.5% Senior Redeemable Preferred Stock, Series C, (b) TNP's 14.5% Senior Redeemable Preferred Stock, Series D (collectively, "Preferred Stock"), and (c) TNP's 10.25% Senior Subordinated Notes due 2010, Series B ("Senior Notes").  On July 6, 2005, TNP redeemed the Preferred Stock by tendering $224.6 million to the holders of the Preferred Stock and redeemed the Senior Notes by tendering $296.5 million to holders of the Senior Notes.  In order to fund a portion of the cost of redemption of TNP's Preferred Stock and Senior Notes, PNMR issued $370.0 million of commercial paper short-term notes under the PNMR commercial paper program.  The balance of the funds necessary for the redemption came from other cash available to PNMR and the total redemption amount was  an  equity investment by PNMR in TNP.

PNM

Revolving and Other Credit Facilities

 At June 30, 2005, PNM had a $300.0 million unsecured revolving credit facility (the "PNM Facility") with an expiration date of November 21, 2006. At June 30, 2005, PNM also had $23.5 million in local lines of credit and a $20.0 million borrowing arrangement with PNMR. There were no outstanding borrowings under the PNM Facility or the local lines of credit at June 30, 2005.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNM Facility serves as a backstop for the outstanding commercial paper. As of June 30, 2005, PNM had $18.8 million in commercial paper outstanding.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing Activities

 As of June 30, 2005, PNM had approximately $200.0 million of remaining unissued securities registered under its previously filed shelf registration statement.

Dividends

In June 2005, the Board of PNM declared a dividend of $80.0 million that was paid to PNMR in July 2005.

TNMP

Revolving and Other Credit Facilities

 In June 2005, TNMP filed an application with the NMPRC to become a borrower and issue notes of up to $100.0 million under the PNMR Facility of $400.0 million.  In July 2005, the NMPRC issued an order approving the application.  In July 2005, TNMP, as a co-applicant with PNMR, filed with the SEC for approval to become a borrower under the PNMR Facility.  Required SEC approval remains pending and is expected in the third quarter of 2005.

Financing Activities

In June 2003, TNMP issued $250.0 million of 6.125% senior notes due in 2008. In May 2003, TNMP executed a $250.0 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of the senior notes. TNMP paid $4.2 million upon the issuance of senior notes in June 2003 to settle the rate lock.  Through the date of the acquisition, the cost of rate lock was recorded in accumulated other comprehensive income and was being amortized to interest expense over the life of the senior notes.  In conjunction with the acquisition of TNP by PNMR on June 6, 2005, the balance for the rate lock remaining in accumulated other comprehensive income was recorded at fair market value as of the date of acquisition in accordance with SFAS 141.  The fair market value was determined to be zero and the balance of $1.7 million was charged to goodwill.

(7)     Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain a qualified defined benefit pension plan that was frozen in late 1997 with regard to new participants, a plan providing medical and dental benefits to eligible retirees, and an executive retirement program.  PNMR maintains the legal obligation for the benefits owed to participants under these plans (the "PNM Plans").  TNMP also maintains a qualified defined benefit pension plan covering substantially all of its employees, a plan providing medical and dental benefits to eligible retirees and an executive retirement program (the "TNMP Plans").

Participants in the PNM Plans currently include eligible employees and retirees of PNMR and other subsidiaries of PNMR.  Participants in the TNMP Plans include eligible employees and retirees of TNMP, First Choice and other subsidiaries of TNP.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The total net periodic benefit cost or income from the PNM Plans, in addition to the net periodic benefit cost from the TNMP Plans from the date of PNMR's acquisition of TNP, or June 6, 2005 through June 30, 2005 is included in the consolidated statement of earnings of PNMR.  The TNMP Plan amounts included in the results of PNMR are as follows:  pension plan income of $41,000, other postretirement benefit expense of $59,000 and executive retirement plan expense of $6,000.

PNM Plans

The following table shows the net periodic benefit cost or income of the PNM Plans.

	Three Months Ended June 30,
	Pension Plan		Other Post-Retirement Benefits		Executive Retirement Program
	2005	2004	2005	2004	2005	2004
			(In thousands)
Components of Net Periodic
Benefit Cost/(Income)
Service cost	$ 477	$ 1,085	$ 645	$ 601	$ 16	$ 26
Interest cost	7,567	7,340	1,648	1,826	295	310
Expected return on assets	(10,042)	(9,843)	(1,318)	(1,232)	-	-
Transition obligation	-	-	-	455	-	-
Prior service cost amortization	79	79	(1,702)	(1,050)	34	37
Net loss amortization	892	1,158	1,490	1,234	43	33
Net Periodic Benefit Cost/(Income)	$ (1,027)	$ (181)	$ 763	$ 1,834	$ 388	$ 406

	Six Months Ended June 30,
	Pension Plan		Other Post-Retirement Benefits		Executive Retirement Program
	2005	2004	2005	2004	2005	2004
			(In thousands)
Components of Net Periodic
Benefit Cost/(Income)
Service cost	$ 954	$ 2,170	$ 1,290	$ 1,202	$ 32	$ 51
Interest cost	15,134	14,680	3,296	3,652	590	620
Expected return on assets	(20,084)	(19,686)	(2,636)	(2,464)	-	-
Transition obligation	-	-	-	909	-	-
Prior service cost amortization	158	158	(3,404)	(2,099)	68	75
Net loss amortization	1,784	2,315	2,980	2,468	86	66
Net Periodic Benefit Cost/(Income)	$ (2,054)	$ (363)	$ 1,526	$ 3,668	$ 776	$ 812

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended June 30, 2005 and 2004, PNM contributed approximately $1.5 million each period to trusts for other postretirement benefits.  For the six months ended June 30, 2005 and 2004, PNM contributed approximately $3.1 million each period to trusts for other postretirement benefits.  PNM expects to make additional contributions during the remainder of 2005 totaling $3.0 million to trusts for other postretirement benefits.  PNM does not anticipate making any contributions to the pension plan during 2005.

TNMP Plans

The following table shows the net periodic benefit cost of the TNMP Plans.

	Three Months Ended June 30,
	Pension Plan		Other Post-Retirement Benefits		Executive Retirement Program
	2005	2004	2005	2004	2005	2004
			(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$ 530	$ 443	$ 119	$ 102	$ 16	$ 53
Interest cost	1,104	1,119	166	155	38	49
Expected return on assets	(1,539)	(1,424)	(88)	(74)	-	12
Transition obligation	-	-	55	81	-	-
Prior service cost amortization	(20)	(29)	-	-	(14)	(21)
Net loss amortization	-	-	-	-	18	40
Net Periodic Benefit Cost	$ 75	$ 109	$ 252	$ 264	$ 58	$ 133
	Six Months Ended June 30,
	Pension Plan		Other Post-Retirement Benefits		Executive Retirement Program
	2005	2004	2005	2004	2005	2004
			(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$1,035	$ 938	$ 235	$ 204	$ 40	$ 107
Interest cost	2,220	2,295	334	310	84	99
Expected return on assets	(2,960)	(2,957)	(169)	(148)	-	25
Transition obligation	-	-	136	162	-	-
Prior service cost amortization	(49)	(58)	-	-	(35)	(42)
Net loss amortization	-	-	-	-	45	79
Net Periodic Benefit Cost	$ 246	$ 218	$ 536	$ 528	$ 134	$ 268

For the three months ended June 30, 2005 and 2004, TNMP contributed approximately $0.3 million per period to trusts for the other postretirement benefits.  For the six months ended June 30, 2005 and 2004, TNMP contributed approximately $0.4 million each period to trusts for the

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

other postretirement benefits.  TNMP expects to make contributions totaling $1.0 million to trusts for other postretirement benefits during 2005.  TNMP does not anticipate making any contributions to the pension plan during 2005.

In conjunction with the acquisition of TNP by PNMR on June 6, 2005, the benefit obligations for the TNMP Plans were recorded at the fair market value as of the date of acquisition in accordance with SFAS 141 and as a result, PNMR recorded an additional pension and postretirement liability of $5.5 million which increased goodwill.  The fair market value of the obligations was actuarially determined using a measurement date of June 6, 2005 and a discount rate of 5.25%, revised from 5.75% at December 31, 2004, based on the average yield of high quality investments.  The weighted average expected rate of return on plan assets was 9.0% for the pension and executive retirement plans and 6.9% for the other postretirement plans. There is no change to the on-going measurement date of the TNMP Plans; it will remain December 31.

(8)     Commitments and Contingencies

PNMR

Tax Refund Litigation

 In November 2004, the United States Department of Justice filed a complaint against the Company in federal court, alleging that approximately $4.2 million of income tax refunds claimed and received for the 1998 and 1999 tax years were erroneously paid.  The complaint sought return of that refund amount, plus interest, a 10% surcharge and costs.  The Company filed an answer in response to the complaint denying all the material allegations.

 The suit arose from refunds granted in connection with the 1998 and 1999 tax years.  The refunds were claimed on amended returns filed in September 2002 and were paid by the IRS in November and December 2002.  The government's complaint alleged that the Company did not correctly elect to deduct research and experimental expenses, and that certain costs did not qualify as research and experimental.  Therefore, the government asserted that the Company is not entitled to the refunds.  In July 2005, the Company settled with the DOJ and the parties have filed a joint stipulation of dismissal of the case with prejudice.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other

There are various claims and lawsuits pending against the Company.  The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites.  In addition, the Company periodically enters into financial commitments in connection with its business operations.  It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its consolidated financial statements.  However, the Company has recorded a liability where the litigation effects can be reasonably estimated and where an outcome is considered probable.  The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition or results of operations, although the outcome of litigation, investigations and other legal proceedings is inherently uncertain.

The Company is involved in various legal proceedings in the normal course of its business.  The associated legal costs for these legal matters are accrued when incurred.  It is also the Company's policy to accrue for legal costs expected to be incurred in connection with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"), legal matters when it is probable that a SFAS 5 liability has been incurred and the amount of expected legal costs to be incurred is reasonably estimable.  These estimates include costs for external counsel and other professional fees.

PNM

PVNGS Liability and Insurance Matters

The PVNGS participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law.  This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300.0 million and the balance by an industry‑wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, PNM could be assessed retrospective adjustments.  The maximum assessment per reactor under the program for each nuclear incident is approximately $101.0 million.  The retrospective assessment is subject to an annual limit of $10.0 million per reactor per incident which will be increased to $15.0 million as described below under "Price-Anderson Act Renewal."  Based upon PNM's 10.2% interest in the three PVNGS units, PNM's maximum potential assessment per incident for all three units is approximately $31.0 million, with an annual payment limitation of approximately $3.0 million per incident which will become $4.5 million when the annual limit per reactor per incident is changed to $15.0 million as discussed above.  If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue-raising measures on the nuclear industry to pay claims.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Price-Anderson Act Renewal

The Energy Policy Act of 2005 (see "Federal Energy Legislation" below) extends the Price-Anderson Act for 20 years.  The Price-Anderson Act provides for immediate, no-fault insurance coverage for the public in case of a nuclear reactor accident.  It requires nuclear plant operators to purchase all the private insurance available to them (currently $300.0 million) to serve as a primary level of coverage.  If this amount is insufficient to cover claims arising from an accident, companies are required to contribute to a fund that provides a secondary level of coverage.  The Energy Policy Act of 2005 raises the maximum required fee at the secondary level from $63.0 million to $95.8 million per reactor, which is already reflected in the $101.0 million maximum assessment discussed under "PVNGS Liability and Insurance Matters" above, which includes a provision for legal costs, and raises the annual secondary level payout from $10.0 million to $15.0 million per reactor, adjusting the payout for inflation in the future.

Water Supply

Because of New Mexico's arid climate and current drought conditions, there is a growing concern in New Mexico about the use of water for power plants.  The availability of sufficient water supplies to meet all the needs of the state, including growth, is a major issue.  The Company has secured water rights in connection with the Afton and Lordsburg plants and water availability does not appear to be an issue for these plants at this time.

The Four Corners region of New Mexico, in which SJGS and Four Corners are located, experienced drought conditions during 2002 through 2004 that could have affected the water supply for the Company's generation plants.  While snow conditions were very favorable in 2005, in future years, if adequate precipitation is not received in the watershed that supplies the Four Corners region, the plants could be impacted.  Consequently, PNM, APS and BHP Billiton have undertaken activities to secure additional water supplies for SJGS, Four Corners and related mines.  The USBR was requested to approve two supplemental contracts, one with the Jicarilla Apache Nation, PNM, and BHP Billiton for the SJGS and a second contract with the Jicarilla Apache Nation, APS and BHP Billiton for Four Corners, for a one-year term ending December 31, 2005.  Approvals for the agreement have been obtained.  PNM has also entered into a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a one-year term ending December 31, 2005.  Approvals for the agreement have been obtained.  Similar agreements were entered into in 2003 and 2004.  Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact the Company's situation in the future, should the shortages occur in the future.

Conflicts at San Juan Mine Involving Oil and Gas Leaseholders

The SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to an underground mine.  Certain gas producers have leases in the

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

area of the underground coal mine and have asserted claims against SJCC that its coal mining activities are interfering with gas production in the San Juan area.  The Company understands that discussions with gas leaseholders are ongoing, although no formal litigation has been filed.  The Company is unable to predict the outcome of this matter.

Navajo Nation Environmental Issues

Four Corners is located on the Navajo Reservation and is held under an easement granted by the federal government as well as a lease from the Navajo Nation.  APS is the Four Corners operating agent and PNM owns a 13% ownership interest in Units 4 and 5 of Four Corners.

In July 1995, the Navajo Nation enacted the Navajo Acts.  The Navajo Acts purport to give the Navajo Nation EPA authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners.  On October 17, 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, challenging the applicability of the Navajo Acts as to Four Corners.  The District Court has stayed these proceedings pursuant to a request by the parties.  In May 2005, APS and the Navajo Nation signed a Voluntary Compliance Agreement which would resolve the dispute regarding the air pollution and control acts portion of the lawsuit.  Upon approval of the Voluntary Compliance Act by the EPA, APS will dismiss the pending claims related to the Clean Air Act.

In February 1998, the EPA issued regulations identifying those Clean Air Act provisions for which it is appropriate to treat Native American tribes in the same manner as states. The EPA has announced that it has not yet determined whether the Clean Air Act would supersede pre-existing binding agreements between the Navajo Nation and the Four Corners participants that could limit the Navajo Nation's environmental regulatory authority over Four Corners.  The Company believes that the Clean Air Act does not supersede these pre-existing agreements.  The Company cannot currently predict the outcome of this matter.

In April 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. The Four Corners participants believe that the regulations fail to recognize that the Navajo Nation did not intend to assert jurisdiction over Four Corners.  In July 2000, each of the Four Corners participants filed a petition with the Navajo Supreme Court for review of the operating permit regulations.  Those proceedings have been stayed, pending the settlement negotiations mentioned above.  The Company cannot currently predict the outcome of this matter.

New Source Review Rules

In November 1999, the DOJ, at the request of the EPA, filed complaints against seven companies, alleging that the companies over the past 25 years had made modifications to their plants in violation of the NSR requirements and in some cases the NSPS regulations, which

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

could result in the requirement to make costly environmental additions to older power plants. Whether or not the EPA will ultimately prevail is uncertain at this time.  There have been a number of decisions regarding the pending enforcement cases against the seven companies, and some cases have been settled.  Some of the decisions have ruled in favor of the EPA and others have ruled in favor of the companies.  The two most recent decisions, the Alabama Power Company decision and the Fourth Circuit Court of Appeals decision in the Duke Energy case, accepted the legal theories advanced by the companies.  At this time, it continues to be unclear what the final resolution of the issues surrounding the NSR enforcement cases will be and the impact, if any, on PNM's operations.

No complaint has been filed against PNM by the EPA, and the Company believes that all of the routine maintenance, repair, and replacement work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS.  However, in October 2000, the NMED made an information request of PNM, advising PNM that the NMED was in the process of assisting the EPA in the EPA's nationwide effort of verifying that changes made at the country's utilities have not inadvertently triggered a modification under the Clean Air Act's PSD policies.  PNM has responded to the NMED information request.  In June 2002, PNM received another information request from the NMED for a list of capital projects budgeted or completed in 2001 or 2002.  PNM has responded to the additional NMED information request.

In December 2002, the EPA promulgated certain long-awaited revisions to the NSR rules, along with proposals to revise the RMRR exclusion contained in the regulations.  In August 2003, the EPA issued its ERP rule, clarifying what constitutes RMRR of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act.  It provides that replacements of equipment are routine only if the new equipment is (i) identical or functionally equivalent to the equipment being replaced; (ii) does not cost more than 20% of the replacement value of the unit of which the equipment is a part; (iii) does not change the basic design parameters of the unit; and (iv) does not cause the unit to exceed any of its permitted emissions limits.  Legal challenges to the ERP rule have been filed by several states; other states have intervened in support of the rule. How such challenges will ultimately be resolved cannot be predicted but an appellate court order has stayed the effect of the ERP rule pending the outcome of the litigation.  Also in late 2003 and early 2004, several groups filed petitions requesting the EPA to reconsider several aspects of the ERP rule.  In June 2005, the EPA published its decision in response to the petitions for reconsideration.  EPA rejected all of the petitioner's requests and reaffirmed the ERP rule.  The Company is unable to determine the impact of this matter.

The Clean Air Act

In July 1999, the EPA published its final regional haze regulations and in May 2004, the EPA proposed revisions to the regulations and proposed guidelines for best available retrofit technology.  The purpose of the regional haze regulations is to address regional haze visibility

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

impairment in the 156 Class 1 areas in the nation, which consist of national parks, wilderness areas and other similar areas.  The final rule calls for all states to establish goals and emission reduction strategies for improving visibility in all the Class 1 areas.  These rules were litigated, and in 2002 portions of the rule were vacated and remanded.  In early 2005, the United States Court of Appeals for the District of Columbia Circuit found that the EPA's Western Regional Air Partnership Annex regulation, an optional alternative approach for western states, was illegal.  In June 2005, the EPA issued the Clean Air Visibility Rule.  This rule addressed the issues that were vacated and remanded in 2002.  The EPA will be issuing additional revisions to the regional haze rule to address the Western Regional Air Partnership Annex regulation later in 2005.

The Company cannot predict at this time what the impact of the implementation of the regional haze rule will be on the Company's coal-fired power plant operations.  Potentially, additional sulfur dioxide emission reductions and nitrogen oxide emission reductions could be required.  The nature and cost of compliance with these potential requirements cannot be determined at this time.  However, the Company does not anticipate any material adverse impact on its financial condition or results of operations.

Citizen Suit Under the Clean Air Act

The GCT filed a citizen suit in federal district court in New Mexico against PNM (but not against the other SJGS co-owners) in May 2002.  The suit alleged two violations of the Clean Air Act and related regulations and permits.  First, GCT argued that the plant had violated the federal PSD rules, as well as the corresponding provisions of the New Mexico Administrative Code, at SJGS Units 3 and 4.  Second, GCT alleged that the plant had "regularly violated" the 20% opacity limit contained in SJGS's operating permit and set forth in federal and state regulations at Units 1, 3 and 4.  The lawsuit sought penalties as well as injunctive and declaratory relief.  PNM denied the material allegations in the complaint.

By letter dated April 29, 2004, GCT provided a notice of intent to sue as a jurisdictional prerequisite to filing another citizens' suit under the Clean Air Act.  The notice of intent contained allegations that PNM continued to violate the applicable opacity standard for SJGS Units 1, 3 and 4 following the filing of the suit above, that PNM violated its duty to operate SJGS in a manner consistent with good air pollution control practices for minimizing pollution and that PNM failed to properly report emissions deviations and certify compliance with applicable air emissions standards.

By order of the court, PNM and GCT entered into settlement discussions.  The discussions were expanded to include the NMED to address the "Excess Emission Reports" disclosed below.  In March 2005, PNM entered into a consent decree with the NMED and GCT which was approved by the court in May 2005.  Under the terms of the consent decree, PNM and other plant owners will invest more than $200.0 million in new pollution control technology.  The capital costs of the technology are estimated to be $110.0 million, with an

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

additional $80.0 to $90.0 million estimated for operating and maintenance costs over the next 10 years.  PNM's portion of costs will be approximately 47% of the total capital and operating costs.  The consent decree resolves the foregoing lawsuit, the notice of intent, and certain threatened air quality claims by the NMED (see "Excess Emissions Reports" below).  PNM plans to file for an air permit with the NMED prior to starting construction on certain new equipment required by the consent decree.  The issue of the plaintiffs' attorney fees and costs has been reserved for further discussion, or for determination by the court in the event PNM and the plaintiffs are unable to agree to an appropriate award.  Plaintiff's filed an agreed motion for an extension until August 9, 2005 to submit their application for attorney fees and costs.

Four Corners Air Emissions

The GCT, Sierra Club and National Parks Conservation Association, recently petitioned the EPA to issue a FIP and a final Title V operating permit to regulate air emissions from Four Corners. The FIP has been pending at the EPA since 1999, and the petition seeks to speed up the process of issuance.  The Company is unable to predict the outcome of this proceeding, but does not anticipate any material adverse impact on PNMR's or PNM's financial condition or results of operations.  APS is the operator of Four Corners, and PNM will continue to monitor developments in this proceeding.

Excess Emissions Reports

As required by law, whenever there are excess emissions from SJGS, due to such causes as start-up, shutdown, upset, breakdown or certain other conditions, PNM makes filings with the NMED.  For several years, PNM had been in discussions with NMED concerning excess emissions reports for the period after January 1997.  During this time, the NMED investigated the circumstances of these excess emissions and whether these emissions involved any violation of applicable SJGS permits or regulations.  In September 2003, the NMED advised that it would not excuse certain of the excess emissions that were the subject of PNM's excess emissions reporting.  The NMED also adopted a new construction of PNM's operating permit relating to opacity compliance at SJGS.  In May 2004, the NMED issued a "draft" compliance order that included allegations that SJGS violated certain applicable air quality limitations.  This matter was resolved in conjunction with the GCT settlement described above under "Citizen Suit Under the Clean Air Act".

 Archeological Site Disturbance

PNM hired Great Southwestern to conduct certain climb and tighten activities on a number of electric transmission lines in New Mexico during 2001.  Those lines traverse a combination of federal, state, tribal and private properties in New Mexico.  In late May 2002, the USFS notified PNM that apparent disturbances to archeological sites had been discovered in and around the rights-of-way for PNM's transmission lines in the Carson National Forest in New Mexico.  Great Southwestern had performed climb and tighten activities on those transmission lines.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM confirmed the existence of the disturbances, as well as disturbances associated with certain arroyos that may raise issues under the Clean Water Act.  PNM contracted for an archeological assessment and a proposed remediation plan with respect to the disturbances and has provided the assessment to the USFS and the federal Bureau of Land Management.  The Santa Fe National Forest issued a notice of non-compliance to PNM for alleged non-compliance with the terms and conditions of PNM's special use authorization relating to maintenance of PNM's power lines on USFS land.

By letter dated March 22, 2004, the NNHPD indicated that it would not pursue either criminal or civil damages under the Archeological Resources Protection Act and proposed a stipulation to address disturbances on Navajo Nation Land.  PNM and Great Southwestern entered into a letter agreement, dated June 7, 2004, with the NNHPD for a survey of potential impacts on Navajo Nation land.  If disturbed cultural resources are encountered, appropriate treatment plans will be implemented.  Under the terms of the June 7, 2004 letter agreement, the NNHPD agreed to release all claims against PNM and Great Southwestern for any impacts on Navajo Nation land arising from the climb and tighten project.  The cultural survey of Navajo Nation land impacted by the climb and tighten activities was conducted in October 2004.  PNM provided drafts of the survey reports to the NNHPD and received comments.  A revised survey was provided to the NNHPD in late June 2005 and PNM is awaiting any further comments.  The Company is unable to predict the outcome of this matter and cannot predict the potential impact on the Company's operations.

Santa Fe Generating Station

PNM and the NMED conducted investigations of gasoline and chlorinated solvent groundwater contamination detected beneath PNM's former Santa Fe Generating Station site to determine the source of the contamination pursuant to a 1992 Settlement Agreement between PNM and the NMED.

PNM believes that the data compiled indicates observed groundwater contamination originated from off-site sources.  However, in August 2003, PNM elected to enter into a fifth amendment to the 1992 Settlement Agreement with the NMED to avoid a prolonged legal dispute, whereby PNM agreed to supplement remediation facilities by installing an additional extraction well and two new monitoring wells to address remaining gasoline contamination in the groundwater at and in the vicinity of the site.  PNM will continue to operate the remediation facilities until the groundwater is cleaned up to applicable federal standards or until such time as the NMED determines that additional remediation is not required, whichever is earlier.  The City of Santa Fe, the NMED and PNM entered into an amended Memorandum of Understanding relating to the continued operation of the well and the remediation facilities called for under the latest amended Settlement Agreement.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2003, PNM was verbally informed that the Superfund Oversight Section of the NMED is conducting an investigation into the chlorinated solvent contamination in the vicinity of the former Santa Fe Generating Station site.  The investigation will study possible sources for the chlorinated solvents in the groundwater.  The NMED indicated that it expects to complete its investigation in September 2005.

 Natural Gas Royalties Qui Tam Litigation

In 1999, a complaint was served alleging violations of the False Claims Act by PNM and its subsidiaries, Gathering Company and Processing Company (collectively, the "Company" for purposes of this discussion), by purportedly failing to properly measure natural gas from Federal and tribal properties in New Mexico, and consequently, underpaying royalties owed to the Federal government.  A private realtor is pursuing the lawsuit.  The complaint was served after the DOJ declined to intervene to pursue the lawsuit. The complaint seeks actual damages, treble damages, costs and attorneys fees, among other relief.

The Company is currently participating with other defendants in a motion to dismiss on the ground that the realtor does not meet certain jurisdictional requirements for bringing suit under the False Claims Act.  In May 2005, a Special Master issued a report and recommendation that recommended to the court that several defendants, including the Company, be dismissed from the case on this ground.  The Company expects the relator to object to the Special Master's recommendation regarding the Company.  If so, the Chief Judge of the federal district court for the District of Wyoming will hear and rule on the objection.  The Company is vigorously defending this lawsuit.  If the Special Master's recommendation regarding dismissal of the Company on jurisdictional grounds is not sustained, the Company is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

Asbestos Cases

PNM was named in 2003 as one of a number of defendants in 21 personal injury lawsuits relating to alleged exposure to asbestos.  All of these cases involve claims of individuals, or their descendents, who worked for contractors building, or working at, PNM power plants.  Some of the claims relate to construction activities during the 1950s and 1960s, while other claims generally allege exposure during the last 30 years.  PNM has never manufactured, sold or distributed products containing asbestos.  PNM has been dismissed with prejudice from all but two of the remaining cases.  PNM was insured by a number of different insurance policies during the time period at issue in these cases.  Although the Company is unable to fully predict the outcome of this litigation, the Company believes that these legal proceedings will not have a material impact on its financial condition.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SESCO Matter

In October 2003, the TCEQ requested information from PNM concerning any involvement that PNM had with SESCO, a former electrical equipment repair and sales company located in San Angelo, Texas.  PNM was informed that the TCEQ and the EPA claim to have identified contamination of the soil and groundwater at the site.

TCEQ is conducting a site investigation of a SESCO facility pursuant to the Texas Solid Waste Act and the SESCO site has been referred to the Superfund Site Discovery and Assessment Program.  The primary concern appears to be polychlorinated biphenyls in soil and groundwater on and adjacent to the site.  The TCEQ is conducting the site investigation to determine what remediation activities are required at the SESCO site and to identify potentially responsible parties.  In January 2004, PNM submitted its preliminary response to the TCEQ request for information.  The response states that PNM previously had a requirements contract with SESCO for the repair of electric transformers.  It appears that a number of transformers were sent to SESCO for repair.  In addition, it appears that PNM sold a number of retired transformers to SESCO.  An informational meeting took place in Austin, Texas in April 2004 where the status of the SESCO site and the possible establishment of a potentially responsible parties' committee was discussed.  In February 2005, PNM agreed to participate in the potentially responsible parties' committee known as the "Working Group".  PNM is voluntarily participating with the others in the investigation and may participate in any required remediation at the SESCO facility.  Common counsel was recently hired to represent the common interests of the members of the Working Group.  The Working Group's investigation into persons and entities that sent transformers and other equipment to SESCO is ongoing.  PNM is still investigating its role in the matter, and is unable to predict the outcome at this time.

As discussed below, TNMP is also involved in the SESCO matter.

 Coal Combustion Waste Disposal

 SJCC currently disposes of coal combustion products consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant.  PNM and SJCC have been participating in various sessions sponsored by EPA to consider rulemaking for the disposal of coal combustion products. The rulemaking would be pursuant to the Bevill Amendment of the Resource Conservation and Recovery Act.  PNM cannot predict the outcome of this matter but does not believe currently that it will have a material adverse impact on the financial condition of the Company or its operations.

 Western United States Wholesale Power Market

Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints, and alleged market manipulation by certain sellers, resulted in the well-publicized "California energy crisis" and in the bankruptcy filings of the

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cal PX and of PG&E.  However, since the third quarter of 2001, conditions in the Western wholesale power market have changed substantially because of regulatory actions, conservation measures, the construction of additional generation, a decline in daily natural gas prices relative to levels reached during the California energy crisis and regional economic conditions.

As a result of the foregoing conditions in the Western market, the FERC and other federal and state governmental authorities initiated investigations, litigation and other proceedings relevant to the Company and other sellers.  The more significant of these in relation to the Company are summarized below.

California Refund Proceeding

SDG&E and other California buyers filed a complaint with the FERC in 2000 against sellers into the California wholesale electric market.  Hearings were held in September 2002, and the ALJ issued the "Proposed Findings on California Refund Liability" in December 2002, in which it was determined that the Cal ISO had, for the most part, correctly calculated the amounts of the potential refunds owed by sellers.  The ALJ identified what were termed "ballpark" figures for the amount of refunds due under the order in an appendix to the proposed findings document.  Pursuant to the FERC's order, PNM filed, in conjunction with the competitive supplier group, initial comments in January 2003 to the ALJ's preliminary findings addressing errors the Company believes the ALJ made in the proposed findings, and filed reply comments in February 2003.

Prior to the December 2002 ALJ decision, the Ninth Circuit ordered the FERC to allow the parties in the case to provide additional evidence regarding alleged market manipulation by sellers.  Several California parties submitted additional evidence in March 2003 to support their position that virtually all market participants, including PNM, either engaged in specific market manipulation strategies or facilitated such strategies.  PNM maintains that it did not engage in improper wholesale activities, and filed reply evidence in March 2003, denying the allegations against it.

In March 2003, the FERC issued an order substantially adopting the ALJ's findings in the December 2002 decision, but requiring a change to the formula used to calculate refunds.  The FERC raised concerns that the indices for California gas prices, a major element in the refund formula, had been subject to potential manipulation and were unverifiable.  The effect of this change would be to increase PNM's refund liability.  In October 2003, the FERC issued its order on rehearing in which it affirmed its decision to change the gas price indices used to calculate the refund amounts.  This has the effect of increasing the Company's amount of refund.  The precise amounts, however, will not be certain until the Cal ISO and Cal PX recalculate the refund amounts.  In a report filed by the Cal ISO in March 2005, the Cal ISO indicated that the Cal PX had concluded its recalculation of the adjustments for hourly price mitigation.  The Cal ISO is waiting to receive audited fuel cost information from market participants as a result of the fuel cost proceedings currently pending at the FERC before finalizing its recalculated refund

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amounts.  In June 2004, the FERC hosted a settlement conference in which the California parties proposed a settlement template for the California refund proceedings.  The Company has engaged in discussions with California parties based upon the template provided in the settlement conference, but is unable to predict whether settlement will be reached.

In September 2004, the Ninth Circuit issued its decision in one of the lead appellate cases addressing the FERC's refund order.  The Ninth Circuit upheld the FERC's authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules.  The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate.  PNM participated with other competitive sellers requesting rehearing by the Ninth Circuit, which is still pending.  Additional appeals are still pending before the Ninth Circuit, including CPUC vs FERC, a case addressing the scope of market transactions subject to refund.  PNM has participated in this appeal as one of the members of the competitive sellers group.  The Company cannot predict the ultimate outcome of any FERC proceeding that may result from these appeals, or whether PNM will be ultimately directed to make any additional future refunds as the result of the decision; however, the Company has recorded a reserve for this contingency.

Pacific Northwest Refund Proceeding

In addition to the California refund proceedings, Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable.  In September 2001, the ALJ issued a recommended decision and declined to order refunds associated with wholesale electric sales in the Pacific Northwest.  In a ruling similar to the one issued in the California refund proceeding, the FERC allowed additional discovery to take place and the submission of additional evidence in the case in March 2003.  In June 2003, the FERC issued an order terminating the proceeding and adopting the ALJ's recommendation that no refunds should be ordered.  Several parties in the proceeding filed requests for rehearing and in November 2003, the FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001.  In November 2003, the Port of Seattle filed an appeal of the FERC's order denying rehearing in the Ninth Circuit, which is still pending.  As a participant in the proceedings before the FERC, PNM is also participating in the appeal proceedings.  The Ninth Circuit has scheduled oral arguments in the appeal for September 2005.  The Company is unable to predict the ultimate outcome of this appeal, or whether PNM will ultimately be directed to make any refunds.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FERC Show Cause Orders

The FERC initiated a market manipulation investigation, partially in response to the bankruptcy filing of the Enron Corporation and to allegations that Enron Corporation may have engaged in manipulation of portions of the Western wholesale power market.  In connection with that investigation, all sellers into Western electric and gas markets were required to submit data regarding short-term transactions in 2000-2001.  In March 2003, the FERC staff issued its final report, which addressed various types of conduct that the FERC staff believed may have violated market monitoring protocols in the Cal ISO and Cal PX tariffs.  Based on the final report, the FERC issued orders to certain companies, including Enron Corporation, requiring them to show cause why the FERC should not revoke their authorizations to sell electricity at market-based rates.  In addition, the FERC staff recommended that the FERC issue orders requiring certain entities to show cause why they should not be required to disgorge profits associated with conduct deemed to violate the Cal ISO and Cal PX tariffs, or be subject to other remedial action.

In June 2003, the FERC issued two separate orders to show cause against PNM and over sixty other companies.  In the first order, the Gaming Practices Order, the FERC asserted that certain entities, including PNM, appeared to have participated in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during the period January 1, 2000 to June 20, 2001.  Specifically, PNM is alleged to have engaged in a practice termed "False Import," which the FERC defined as the practice of exporting power generated by California and then reimporting it into California in order to avoid price caps on energy generated in California.  These allegations are based primarily on an initial Cal ISO report and the additional evidentiary submission by California parties.  The Cal ISO was ordered to submit additional information on which the entities subject to the Show Cause Order should respond.  For PNM, the potential disgorgement for alleged "False Import" transactions covers the period May 1, 2000 to October 1, 2000.  After review of the additional Cal ISO data and consultation with PNM, the FERC trial staff filed a motion to dismiss PNM from the case in August 2003.  In September 2003, the California parties filed their objection to the dismissal of PNM from the case.  In January 2004, the FERC issued an order granting trial staff's motion to dismiss PNM from the Gaming Practices docket on grounds that the FERC staff's investigation did not reveal that PNM engaged in the practice of "False Import."  As a result, the Company has been dismissed from the Gaming Practices proceedings.

In the second order to show cause, the Gaming Partnerships Order, the FERC asserted that certain entities, including PNM, acted in concert with Enron Corporation and other market participants to engage in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during the period January 1, 2000 to June 20, 2001.  Specifically, PNM is alleged to have entered into "partnerships, alliances or other arrangements" with thirteen of its customers that allegedly may have been used as market manipulation schemes.  The precise basis for certain of the FERC's allegations is not clear from the Gaming Partnerships Order, although it appears that most arise out of PNM's provision of

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

"parking and lending" services to the identified companies.  The potential remedies include disgorgement of unjust profits, as well as non-monetary remedies such as revocation of a seller's market-based rate authority.

In September 2003, PNM filed its responses to the Gaming Partnerships Order indicating that it did not engage in the alleged "partnerships, alliances or other arrangements" with the alleged parties.  In October 2003, PNM filed testimony and exhibits in the case reasserting its response previously filed.  In January 2004, the FERC issued an order granting the FERC staff's motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the Cal ISO and Cal PX markets.  In February 2004, the FERC staff and the California parties filed testimony in the case.  The FERC staff did not identify any improper conduct by PNM.  The California parties alleged that PNM provided false information regarding parking transactions that allowed other parties to game the California market.  In March 2004, the FERC approved the settlements entered into by two of the thirteen PNM customers and dismissed another of PNM's customers from the proceeding.  Of the three remaining PNM customers in the docket, the FERC staff entered into settlement agreements with two of them.  In May 2004, the Chief ALJ issued an order suspending the procedural schedule in the docket pursuant to the California parties' request to enable the parties to engage in settlement discussions of all matters related to the "California energy crisis."  In September 2004, the FERC staff filed a motion to dismiss PNM from the docket and to enter into a settlement of certain parking and lending transactions.  The staff's motion stated that after investigation and review there was no evidence that PNM either engaged in a gaming practice that violated the Cal ISO or Cal PX tariffs by directly transacting through the Cal ISO or Cal PX markets, or shared any unjust profits earned by PNM's customers that may have engaged in gaming practices.  Additionally, PNM entered into a settlement of certain matters outside the scope of the docket related to historic parking and lending transactions, under which PNM agreed not to provide parking and lending services prospectively without first meeting certain requirements agreed to with the FERC staff.  Additionally, PNM agreed to pay $1.0 million in settlement to the FERC to obtain satisfaction of all issues related to any potential liability stemming from the provision of such services historically.  In October 2004, the California parties filed their opposition to the motion to dismiss and settlement.  Both PNM and the FERC staff made filings in which they vigorously supported the motion to dismiss PNM from the docket and the settlement reached with the FERC staff.  In July 2005, the FERC issued its order granting the staff's motion to dismiss PNM from the Gaming Partnerships docket.  In its order, the FERC agreed with its trial staff's assessment of the record in the case and found that PNM did not engage in prohibited gaming practices as defined in the FERC's Gaming Partnership Order during the relevant time period.  The FERC also approved the settlement on the parking and lending services, finding that the settlement covered matters that were beyond the scope of matters set for hearing as part of the Gaming Partnerships Order.  The FERC also denied the California parties' request to keep the docket open as to PNM and terminated the PNM docket.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

California Power Exchange and Pacific Gas and Electric Bankruptcies

In January and February 2001, SCE and the major purchasers of power from the Cal ISO and Cal PX, defaulted on payments due to the Cal ISO for power purchased from the Cal PX in 2000.  These defaults caused the Cal PX to seek bankruptcy protection.  PG&E subsequently also sought bankruptcy protection.  PNM has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceedings.  Amounts due to PNM from the Cal ISO or Cal PX for power sold to them in 2000 and 2001 total approximately $7.9 million.  Both the PG&E and Cal PX bankruptcy cases have confirmed plans of reorganization in which the claims of various creditors have been specially classified and are waiting a final determination by the FERC before the claims are actually paid.  The PG&E bankruptcy case has an escrow account and the Cal PX bankruptcy has established a settlement account, both of which are awaiting a determination by the FERC setting the level of claims and allocating the funds.

California Attorney General Complaint

In March 2002, the California Attorney General filed a complaint with the FERC against numerous sellers regarding prices for wholesale electric sales into the Cal ISO and Cal PX markets and to the California Department of Water Resources.  PNM was among the sellers identified in this complaint and filed its answer and motion to intervene.  In its answer, PNM defended its pricing and challenged the theory of liability underlying the California Attorney General's complaint.  In May 2002, the FERC entered an order denying the California Attorney General's request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions.  PNM has made filings required by the May 2002 order.  The California Attorney General filed a petition for review in the Ninth Circuit.  PNM intervened in the Ninth Circuit appeal and participated as a party in that proceeding.  As noted above, in September 2004, the Ninth Circuit issued its decision upholding the FERC's authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules.  The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate.  PNM participated with other competitive sellers requesting rehearing en banc by the Ninth Circuit, which is still pending.  The Company cannot predict the ultimate outcome of the FERC proceeding on remand, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.

 California Antitrust Litigation

 Several class action lawsuits have been filed in California state courts against electric generators and marketers, alleging that the defendants violated the law by manipulating the

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

market to grossly inflate electricity prices.  Named defendants in these lawsuits include Duke Energy Corporation and related entities along with other named sellers into the California market and numerous other unidentified defendants. Certain of these lawsuits were consolidated for hearing in state court in San Diego, California.  In May 2002, the named defendants served a cross-claim on PNM.  Duke Energy Corporation also cross-claimed against many of the other sellers into California.  Duke Energy Corporation asked for declaratory relief and for indemnification for any damages that might ultimately be imposed on it.  Several defendants removed the case to federal court in California.  The federal judge has entered an order remanding the matter to state court, but the effect of that ruling has been stayed pending appeal.  PNM has joined with other cross-defendants in motions to dismiss the cross-claim.  The Company believes it has meritorious defenses but cannot predict the outcome of this matter.

In May 2005, the California Attorney General filed a lawsuit against PNM, PowerEx, a Canadian energy trading company, and the Colorado River Commission, in California state court alleging that PNM and PowerEx conspired to engage in unfair trade practices involving overcharges for electricity in violation of California state antitrust laws.  The lawsuit claims that California customers were overcharged over a billion dollars and requests the court to award actual and treble damages.  In June 2005, PowerEx filed a Notice of Removal that served to remove the lawsuit to the Federal District Court for the Eastern District of California.  Both PNM and PowerEx filed motions to the dismiss the lawsuit in June 2005, on grounds that the California Attorney General's lawsuit is preempted by federal law and even as to the allegations under California state law, failed to state a claim for which relief can be granted.  PNM and PowerEx rely upon legal precedent in the Ninth Circuit holding that state antitrust claims asserting unlawful wholesale power prices under the Federal Power Act are preempted and a complainant's only remedy lies in FERC proceedings.  Such proceedings are already currently pending at the FERC and the California Attorney General is already heavily involved in these proceedings.  The Company's motion to dismiss is still pending.  The Company cannot predict the outcome of this litigation, or whether the Company will be required to make any refunds or pay damages as a result of this litigation.

 Block Forward Agreement Litigation

In February 2002, PNM was served with a declaratory relief complaint filed by the State of California in California state court. The state's declaratory relief complaint seeks a determination that the state is not liable for its commandeering of certain energy contracts known as "Block Forward Agreements".  The Block Forward Agreements were a form of futures contracts for the purchase of electricity at below-market prices and served as security for payment by PG&E and SCE for their electricity purchases through the Cal PX.  When PG&E and SCE defaulted on payment obligations incurred through the Cal PX, the Cal PX moved to liquidate the Block Forward Agreements to satisfy in part the obligations owed by PG&E and SCE.  Before the Cal PX could liquidate the Block Forward Agreements, the State of California commandeered them for its own purposes.  In March 2001, PNM and other similarly situated sellers of electricity through the Cal PX filed claims for damages with the California Victims

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compensation and Government Claims Board (the "Victims Claims Board" for purposes of this discussion) on the theory that the state, by commandeering the Block Forward Agreements, had deprived them of security to which they were entitled under the terms of the Cal PX's tariff.  The Victims Claims Board denied PNM's claim in March 2002.  PNM filed a complaint against the State of California in California state court in September 2002, seeking damages for the state's commandeering of the Block Forward Agreements and requesting judicial coordination with the state's declaratory relief action filed in February 2002 on the basis that the two actions raise essentially the same issues.  The California state court judge delayed establishing a procedural schedule for the case pending a determination of the Cal PX's status in the litigation.  The judge has since held that the Cal PX could represent the interests of Cal PX participants in the litigation.  In March 2004, both the Cal PX and the State of California filed demurrers against each other's actions, alleging each other's actions failed to state a cause of action and that the issues raised in the other's case were identical to the issues raised in their own cases.  In a hearing held in April 2004, the judge determined not to rule on the demurrers until the specific market participants named in the declaratory action proceeding affirmatively determined whether they would agree to be bound by any judgment reached in the Cal PX complaint action.  As a result of the judge's order issued in May 2004, the various parties in the case were presented with a proposed stipulation under which the sellers would agree that the Cal PX would represent their interest in the proceedings, the sellers would agree to be bound by any judgment in the case, the sellers would dismiss their complaints against the State of California, and in turn, the State of California would dismiss its cross-complaints against the sellers, and the Cal PX would amend its complaint to indicate that it is bringing the lawsuit on behalf of the sellers.  PNM agreed with the stipulation and executed the stipulation agreement.  The Company cannot predict the outcome of the litigation involving the Cal PX and the State of California, or whether PNM will be awarded any damages as a result of the litigation.

In separate proceedings before the FERC involving the collection of costs associated with the Cal PX wind-up activities, the subject of the Block Forward Agreement litigation has become an element of the ongoing settlement discussions.  If the terms of the settlement are accepted by the parties in the wind-up costs proceedings, California market participants, including PNM, will have the option to opt-in to voluntarily agree to continue funding on a going-forward basis the expenses associated with the block forward agreement litigation.  Alternatively, market participants could agree to take an assignment of the Cal PX's claim and they could then continue to prosecute the claim with the condition that any recovery that may ultimately be achieved would be deposited into a FERC account for distribution as the FERC deems appropriate.  In the event that none of the parties opt-in to fund the litigation or no assignment of the claim is made, then the Cal PX must dismiss the claim with prejudice.  The Company is unable to predict at this point in time if the settlement terms as they relate to the Block Forward Agreement litigation will be accepted by the parties in the Cal PX wind-up activities proceedings, or will be accepted by the FERC.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Wholesale Power Marketing Antitrust Suit

In June 2004, PNM received notice that PNM has been included in a list of 56 defendants that have been sued by the City of Tacoma Department of Public Utilities in federal district court in the State of Washington.  PNM has been listed in a class of defendants referred to as the "Trading Defendants", who allegedly engaged in buying, selling and marketing power in California and other locations in the Western United States.  The complaint alleges the Trading Defendants acted in concert among themselves and with "Non-Defendant Trading Co-Conspirators" that were engaged in conduct that amounted to market manipulations, which the complaint defines as a pattern of activities that had the purpose and effect of creating the impression that the demand for power was higher, the supply of power was lower, or both, than was in fact the case.  The complaint identified specific conduct that allegedly amounted to market manipulations, including the submission of false information and misrepresentation regarding load schedules, bids, power supply, transmission congestion, source and destination of energy, the supply and provision of energy and ancillary services.  The complaint alleged the activities of the Trading Defendants, along with "Generator Defendants", who are defined as generators who generated power for sale into California and other Western markets, and the co-conspirators, resulted in substantially increased prices for energy in the Pacific Northwest spot market in excess of what otherwise would have been the price absent such unlawful acts, in violation of antitrust laws.  The complaint asserted damages in excess of $175.0 million from the multiple defendants.  There have been three recent Ninth Circuit decisions that, collectively, appear to make Plaintiffs' case more difficult to prevail.  As a result, PNM joined a motion to dismiss the City of Tacoma Department of Public Utilities complaint given Ninth Circuit precedent.  In a decision issued in February 2005, the district court judge in the case granted defendants' motion to dismiss.  As a result, the antitrust lawsuit against PNM filed by the City of Tacoma Department of Public Utilities was dismissed.  In March 2005, the City of Tacoma Department of Public Utilities filed an appeal in the Ninth Circuit contesting the district court's decision to dismiss the complaint.  PNM will participate in the appeal in support of the dismissal.  The Company cannot predict the outcome of this appeal, or whether PNM will be required to make any refunds or pay damages as a result of this litigation.

 FERC Rule Making

Over the past several years, the FERC has issued numerous rules that have impacted the wholesale energy business.  The FERC is attempting to remedy what it sees as undue discrimination in the provision of interstate transmission services and to ensure just and reasonable rates for electric energy within and among regional power markets.

In addition, the FERC has issued final rules that have an impact on the wholesale energy business and participants in the wholesale energy markets, including PNM.  In August 2003, the FERC issued Order 2003, which requires electric utilities that own or control electric transmission facilities to set out standard procedures and a standard agreement for interconnecting generators larger than 20 MW, and to make such revisions as necessary to its

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 OATT to comply with the requirements of the new rule.  PNM made its initial compliance filing in January 2004 and, in September 2004, PNM received notice that its revised tariff filing was accepted by the FERC.  In December 2004, the FERC issued Order 2003-B, which provided additional clarification on certain matters and required additional modifications to the pro forma tariff.  PNM joined an industry group requesting rehearing of Order 2003-B, and also separately filed its petition for rehearing of Order 2003-B, both of which are still pending before the FERC.  In February 2005, PNM made its compliance filing pursuant to Order 2003-B.  In March 2005, PNM received notice that its compliance filing was accepted by FERC.  In July 2005 the FERC issued Order 2003-C, in which it affirmed, with certain clarifications, the fundamentals in the FERC Order 2003-B, and denied PNM's petition for rehearing.  In addition, in May 2005, the FERC issued a rulemaking, designated as Order 2006, in which it established the requirement for public utilities to amend their OATTs to include the FERC's standardized procedures for interconnecting small generators, no larger than 20 MW.  Order 2006 states that the OATTs of all non-independent transmission providers are deemed revised to include the procedures and no formal OATT amendment will be required until compliance is due in the FERC's rulemaking on electronic tariff filings, which is still pending.

In April 2004, the FERC announced the establishment of a new interim two-pronged market power screen to be applied in market based rate cases.  In May 2004, the FERC issued procedural orders in pending market based rate application/renewal cases, including PNM's case, requiring the use of the new two-pronged interim screen and requiring PNM to make its revised market based rate filing by August 2004.  In July 2004, the FERC issued an order affirming its interim two-pronged market screen test.  PNM filed its triennial market power screen analyses in August 2004 utilizing the new two-pronged interim screen as required by the FERC's order.  In its filing, PNM noted that, although fewer in nature due to recent system improvements, it continued to face transmission constraints in Northern New Mexico and would continue to abide by the cost-based rate limitation on transmission service during times of transmission constraints for the Northern New Mexico market.  PNM also noted that for the EPE control area, PNM's wholesale market share screen was slightly above 20% during two seasons.  In October 2004, PNM made a supplemental filing utilizing more detailed load and generation data contained in EPE's market power screen filing, which resulted in PNM having a revised wholesale market share result below 20% for all seasons.  In December 2004, the FERC issued its order in PNM's market based rate filing finding that the FERC is initiating a proceeding to determine if PNM's mitigation measure in Northern New Mexico is sufficiently adequate to prevent the exercise of market power.  The FERC's order also required additional explanation of PNM's revised wholesale market share calculation.  PNM filed a petition for rehearing contesting the FERC's findings regarding the EPE control area, and arguing that PNM lacks generation market power in Northern New Mexico given the transmission access available to transmission customers in that market and the pre-existing mitigation measure that FERC previously approved in 1996.  The FERC also established that rates reviewed under this proceeding for transactions completed in these two markets would be subject to refund effective March 6, 2005.  The Company is currently reviewing alternatives for resolution of the issues with the FERC.  It is unclear whether resolution will include a requirement for refunds.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2005, PNM made its compliance filing, in which the Company's expert presented various revised screen analyses for the EPE control area and concluded that the FERC should continue to permit PNM to make sales at market-based rates in that control area.  The analyses showed that the screen failures disappear when the input data reflect the realities of economic and physical conditions in the Southern New Mexico market.  PNM was of the view that the screen failure scenarios do not warrant the conclusion that PNM possesses generation market power in EPE's control area.

PNM's expert further concluded that the FERC should continue to permit PNM to make sales at market-based rates in PNM's Northern New Mexico control area, subject to the existing mitigation provision contained in PNM's market-based sales tariff.  PNM's expert concluded that PNM does not have the potential to exercise generation market power because customers enjoy access to robust markets during the hours that concerned the FERC, and given that the pre-existing mitigation would prevent any exercise of generation market power in the event of transmission constraints.  PNM's expert also concluded that, if the FERC determines that PNM should not be permitted to sell at market-based rates in its Northern New Mexico control area, the FERC nevertheless should permit PNM to sell at market-based rates at San Juan because San Juan is outside the transmission constraint path.  In March 2005, EPE filed a motion in the proceeding expressing concern that PNM may have market power in the Southern New Mexico market and requesting the FERC to impose a price mitigation mechanism for PNM sales to EPE in Southern New Mexico.  PNM filed its response contesting EPE's claim that PNM has market power in the Southern New Mexico market and opposing EPE's proposed mitigation measure.  PNM, in April 2005, also filed a motion for appointment of a settlement judge in an effort to reach resolution on the issues pending in the proceeding.

In April 2005, the FERC issued an Order denying PNM's petition for rehearing regarding the FERC's finding that the existing mitigation measure for the Northern New Mexico control area was insufficient; rejecting PNM's February 2005 compliance filing as to both the Northern and Southern New Mexico control areas and requiring PNM to submit a compliance filing within 30 days containing one of the alternatives listed in the Order; and denying PNM's motion for assignment of a settlement judge.   The FERC's Order also clarified that market based sales made at SJGS are sales made within PNM's Northern control area and are subject to these proceedings.   PNM is considering its options to market-based rates in the areas of concern identified by the FERC.  PNM received an extension of time to make its compliance filing until July 2005.  Also, in June 2005, PNM filed a petition for judicial review of the FERC's December 2004 and April 2005 orders in the United States Court of Appeals for the District of Columbia Circuit.  In its appeal, PNM requests the court to review the legality of the FERC's orders.  In July 2005, PNM made its compliance filing at the FERC.  The filing indicated that, as a result of the completion of its analysis pursuant to the FERC's order, PNM did show failures in its own control area, but did not show failures in the EPE control area, with the exception of one measure.  The Company maintained its position that when the historical data is considered, it is clear that PNM does not possess generation market power in either the PNM or EPE control

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

area destination markets and it should maintain its market-based sales authority in those markets.  In the event the FERC does not so find, PNM also proposed mitigation measures in both the PNM and EPE control area destination markets that will be applicable during the limited time periods when the failures occurred.  The Company cannot predict the outcome of the additional FERC proceedings on the Company's financial position or results of operations; however, should the FERC determine that PNM has generation market power in these two markets, PNM could continue to make sales at cost-based or otherwise mitigated rates and thus not have future revenues subject to refund in this matter.  The Company also cannot predict the outcome of the court appeal of the FERC's prior orders.

In July 2005, the FERC issued an order terminating its proceeding on standard market design, stating that since issuance of the standard market design notice of proposed rulemaking, the electric industry has made significant progress in the development of voluntary RTOs/ISOs which has allowed interested parties, through region-specific proceedings, to shape the development of independent entities to reflect the needs of each particular region.  The FERC also indicated that it intends to consider revisions to the Order No. 888 pro forma OATT to reflect the electric utility industry's and the FERC's experience with open access transmission of the last decade.

TNMP

TNMP True-Up Proceeding

In July 2004, the PUCT issued its decision in TNMP's stranded cost true-up proceeding.  The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers.  The PUCT decision established $128.4 million as TNMP's stranded costs and allowed TNMP to recover $87.3 million of the $266.5 million that TNMP requested for its true-up balance.

In August 2004, TNMP filed a motion for rehearing of the PUCT decision.  In October 2004, the PUCT denied all of TNMP's motions for rehearing except for an issue related to a June 2004 Texas Supreme Court ruling that addressed recovery of carrying charges on recoverable stranded costs back to January 1, 2002, the date that competition began in Texas.

In March 2005, the PUCT administrative law judge issued a proposal for decision in the true-up proceeding.  The decision recommended that TNMP be allowed recovery of $41.7 million of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004, and was consistent with amounts recorded by TNMP.  In accordance with provisions within SFAS No. 92, "Regulated Enterprises - Accounting for Phase-In Plans" ("SFAS 92"), TNMP recorded $27.2 million of carrying charges to the income statement for the period January 1, 2002 through July 21, 2004, in the fourth quarter of 2004.  TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges, and TNMP was prohibited from income statement recognition of the equity portion of the carrying charges until the actual receipt of those amounts from customers.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2005, the PUCT announced its decision that TNMP will be allowed to recover interest at a lower rate than the administrative law judge adopted.  The lower rate results in $39.2 million of carrying costs on stranded costs for the period January 1, 2002 through July 21, 2004.  The PUCT rejected the administrative law judge proposal that TNMP be allowed to utilize the weighted average cost of debt inherent in its 2000 Unbundled Cost of Service filing.  Instead, the PUCT utilized TNMP's actual weighted average cost of debt as of December 31, 2001.  Accordingly, TNMP reduced the carrying costs for income statement recognition for the period January 1, 2002 through July 21, 2004 by $4.1 million, and reduced the total carrying charges for income statement recognition for the period January 1, 2002 through December 31, 2004 by $4.7 million during the first quarter of 2005.  TNMP's accrual for 2005 carrying charges is also based on the PUCT ruling.  As of June 30, 2005, the equity portion of the carrying charges on stranded costs that TNMP was prohibited from recognition through the income statement until actual receipt from customers totaled $22.1 million.

In July 2005, the PUCT confirmed TNMP's calculation of the carrying costs on stranded costs in a written order.

Sixty days following the date on which the true-up order becomes final and appealable, TNMP is required to make a 60-day rate review filing.  TNMP's case will establish a competition transition charge for recovery of the true-up balance and address the liability associated with amounts in excess of established cost of services rates.  TNMP's competition transition charge will take effect no later than 30 days following a final order on TNMP's 60-day rate review.

SESCO Matter

 As discussed above in the PNM discussion, in October 2003, the TCEQ notified approximately 50 companies, including TNMP, that releases of hazardous substances had been documented from a site owned and operated by SESCO.  TNMP purchased transformers from the vendor and also sent some transformers to the vendor for repair and/or disposal.  The owner and operator of the site have filed for bankruptcy and the site is under the control of the bankruptcy trustee. In August 2004, 15 of the companies identified by TCEQ as potentially responsible parties, including TNMP, formed the initial Working Group to manage the remediation efforts and determine the allocation of responsibility among the potentially responsible parties.   Common counsel was recently hired to represent the common interests of the members of the Working Group.  The Working Group's investigation into persons and entities that sent transformers and other equipment to SESCO is ongoing.  TNMP is still investigating its role in the matter, and is unable to predict the outcome at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)     Regulatory and Rate Matters

PNMR

Federal Energy Legislation

 On August 8, 2005, the President signed the Energy Policy Act of 2005 into law.  Among other things, the Act contained provisions that:

  Make electric reliability rules mandatory on all market participants;

  Create a self-regulating reliability organization to enforce reliability rules, with FERC oversight;

  Coordinate the federal permitting process for transmission facilities by giving DOE lead agency authority;

  Require federal land agencies to expedite approvals for vegetation management activities on rights-of-way to meet mandatory reliability standards;

  Repeal PUHCA while increasing FERC merger review authority;

  Establish conditions for eliminating PURPA mandatory purchase obligations and revises criteria for new qualifying facilities seeking to sell power under the mandatory purchase obligation;

  Require FERC to provide transmission investment incentives and assure cost recovery for reliability investments;

  Reduce depreciable lives for electric transmission lines and natural gas pipelines from 20 years to 15 years;

  Reduce the cost recovery period for power plant pollution control equipment from 20 years to 5 years;

  Revise the tax treatment of the trust funds set aside for decommissioning of nuclear power plants;

  Provide FERC with greater enforcement authority and the ability to impose larger penalties for Federal Power Act violations;

  Authorize the Federal Trade Commission to issue rules protecting consumer privacy and prohibiting unfair trade practices;

  Provide FERC with broader authority to prevent market manipulation;

  Provide tax credits for new energy efficient homes and for energy efficient home improvements and appliances;

  Provide tax credits for solar energy, fuel cells and distributed generation;

  Establish a climate change technology program that directs the Secretary of Energy to lead an inter-agency process to develop and implement a national climate technology strategy;

  Extend the placed-in service date through 2007 for qualifying renewable energy facilities;

  Provide tax credits for electricity produced at new nuclear power plants; and

  Provide incentives for clean coal power initiatives, including tax credits for integrated gasification combined cycle projects.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Retail Competition

As discussed in Note 1, the Texas electricity market has been open to retail competition since January 1, 2002.  In accordance with Senate Bill 7, TNMP provides transmission and distribution services at regulated rates to various retail electric providers that, in turn, provide retail electric service within TNMP's Texas service area.  First Choice, TNMP's affiliated retail electric provider, performs activities related to the sale of electricity to retail customers in Texas.

On June 1, 2004, several changes to customer protection rules in Texas became effective.  Of the changes, the rules related to disconnection for non-payment and the required amount of a customer deposit are having the greatest impact on First Choice.  The new rule for disconnection for non-payment states that if a customer does not make a payment or payment arrangement until after the final due date specified in the disconnect notice, the retail electric provider is allowed to disconnect the customer.  The previous rule only allowed the retail electric provider to terminate service and drop the customer to the retail electric provider that was affiliated with the customer's transmission and distribution service provider, or to the provider of last resort for non-payment.  The new rule for the required amount of deposit states that the deposit shall not exceed the greater of one-fifth of the estimated annual billing or the sum of the next two month's estimated billings.  The previous rule stated that the deposit could not exceed the greater of one-sixth of the estimated annual billing or the sum of the next two month's estimated billings.

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas.  Senate Bill 7 contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat fuel factor twice a year to recognize changes in natural gas prices.  The rates charged to new customers acquired by First Choice outside of TNMP's service territory are not regulated by the PUCT, but are negotiated with each customer.  As a result, changes in fuel and purchased power costs will affect First Choice's operating results.

Price-to-Beat Fuel Factor

On April 11, 2005, in response to increases in natural gas prices, First Choice filed a request with the PUCT to increase its price-to-beat fuel factor by approximately 5.30%, based on a gas price of $7.845 per MMBTU.  First Choice estimates that the increase in the price-to-beat fuel factor would increase annual revenues by approximately $6.6 million.  The PUCT approved the increase in May 2005.  The April 2005 price-to-beat fuel filing was First Choice's first for 2005.  First Choice is allowed two price-to-beat fuel factor filings during 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

60-Day Rate Review

 First Choice is required to make a filing to reset its price-to-beat base rate no later than 30 days after TNMP files its 60-day rate review.  If the July 15, 2005 decision of the PUCT in TNMP's true-up proceeding becomes final and appealable, First Choice will file its price-to-beat  base rate case in early December 2005.  First Choice will file its price-to-beat fuel factor case shortly before the PUCT issues an order in TNMP's case.  First Choice's resulting rates will take effect no later than 30 days following a final order on TNMP's 60-day rate review.  The Texas acquisition stipulation also provides that First Choice will request that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the stipulation.

Final Fuel Reconciliation

In January 2004, the PUCT issued an order that disallowed $15.7 million of fuel and energy related purchased power costs that TNMP incurred in 2000 and 2001, prior to retail competition.  TNMP recorded the $10.1 million net of tax effect of the disallowance in the fourth quarter of 2003, and subsequently appealed the PUCT decision to the district court.  On June 10, 2005, the District Court affirmed the PUCT order, effectively denying TNMP's appeal.

Energy Agreement

In 2003, First Choice and Constellation executed a three-year power supply agreement that resulted in Constellation being the primary supplier of power for First Choice's customers through the end of 2007. Additionally, Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires.

In 2004, First Choice Power Special Purpose Entity ("FCPSP"), a bankruptcy remote entity, was created pursuant to the agreement with Constellation to hold all customer contracts, wholesale power contracts, and certain natural gas contracts previously held by First Choice.  Constellation received a lien against the assets of FCPSP to cover the settlement exposure and the mark-to-market exposure rather than requiring FCPSP to post alternate collateral for the purchase of power supply.  In addition, FCPSP is restricted by covenants that limit the size of FCPSP's unhedged market positions and require that sales by FCPSP retain a positive retail margin.  The agreement does not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement.  If, however, a change in electricity or gas forward prices increases Constellation's credit exposure to FCPSP beyond a limit based on Constellation's liens in cash and accounts receivable, Constellation will have no obligation to supply additional power to customers of FCPSP unless FCPSP provides letters of credit or other collateral acceptable to Constellation, and FCPSP will be constrained in its ability to sign up additional customers until that credit shortfall is corrected.

FCPSP may terminate the agreement upon 30 days' prior written notice to Constellation for any reason, but the agreement and all liens securing the agreement remain in effect with respect to transactions entered into prior to the termination until both parties have fulfilled all of their obligations with respect to such transactions or such transactions have been terminated for default or reasons related to regulatory changes.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM

Global Electric Agreement

The Global Electric Agreement was signed in 2003.  The Global Electric Agreement provided for the repeal of a majority of the Restructuring Act, a fixed rate path, procedures for PNM's participation in unregulated generating plant activities and other regulatory issues.  The rate path is effective through December 31, 2007, at which time rates are subject to review by the NMPRC.  Based on the normal time frame for rate proceedings in New Mexico of 10 months, a change in rates would not happen until late 2008.  As a result of the repeal of the Restructuring Act, PNM re-applied the accounting requirements of SFAS 71, as amended, "Accounting for the Effects of Certain Types of Regulation," to its regulated generation activities.

Transmission Rate Case

In March 2005, PNM filed a notice with the FERC to increase its wholesale electric transmission revenues by $7.8 million annually.  If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which includes other utilities, electric co-operatives and entities that use PNM's transmission system to transmit power at the wholesale level.  The proposed rate increase would not impact PNM's retail customers.  On May 25, 2005, the FERC issued an order in the case suspending the new rates for the standard five-month period and made the new rates effective November 1, 2005, subject to refund.  Additionally, pursuant to the FERC's order, a settlement judge has been assigned to the case and a settlement conference was held on July 20, 2005.  A second settlement conference is scheduled in September 2005.  The Company is unable to predict the outcome of the rate proceeding or if the parties will be able to reach a settlement in the case.

(10)   Variable Interest Entities

PNMR/PNM

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (Revised December 2003) ("FIN 46R"), became effective January 1, 2004 for those entities considered to be special purpose entities, and March 31, 2004 for others.  FIN 46R expands the requirement of a business enterprise to consolidate an entity beyond the concept of a controlling interest.  Under FIN 46R, a business enterprise will consolidate an entity if that entity is a variable interest entity, the business enterprise is the primary beneficiary of the entity and the entity's risks are not effectively dispersed among all parties involved.  A variable interest entity has certain characteristics that effectively demonstrate that the equity investor does not have economic substance, bear the risks and receive the rewards of the entity or direct the entity's activities.  The interpretation requires that an enterprise review its variable interests and determine if consolidation is appropriate.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the model for consolidation promulgated by FIN 46R, a PPA may qualify as a variable interest if its terms expose the purchaser to variability in supply or operating costs and the contract is for a significant portion of the entity's generating capacity.  PNMR evaluated its PPAs under the provisions of FIN 46R and determined that one purchase contract entered into prior to December 31, 2003 qualifies as a variable interest.  PNMR was unable to obtain the necessary information needed to determine if PNMR was the primary beneficiary and if consolidation was needed despite efforts including a formal written request to the operator of the entity supplying power under the PPA.  The operator cited legal and competitive reasons for refusing to provide the information.

This variable interest PPA is a contract to purchase 132 MW of capacity and energy expiring in June 2020.  The contract contains a fixed capacity charge, a fixed O&M charge, and a variable energy charge that subjects PNM to the changes in the cost of fuel and O&M.  For the three months ended June 30, 2005 and 2004, the capacity and O&M charge was $1.6 million and $1.3 million, respectively, and the energy charges were $0.2 million and $0.2 million, respectively.  For the six months ended June 30, 2005 and 2004, the capacity and O&M charge was $3.3 million and $2.5 million, respectively, and the energy charges were $0.6 million and $0.3 million, respectively.  The contract is for the full output of a specific gas generating plant and is currently accounted for as an operating lease by PNM.  Under this contract PNM is exposed to changes in the costs to produce energy and operate the plant.

PNMR also has interests in other variable interest entities created before January 31, 2003, for which PNMR is not the primary beneficiary.  These arrangements include PNMR's investment in a limited partnership and certain PNM leases.  The aggregate maximum loss exposure at June 30, 2005 that PNMR could be required to record in its income statement as a result of these arrangements totals approximately $5.3 million.  The creditors of these variable interest entities do not have recourse to the general credit of PNMR in excess of the aggregate maximum loss exposure.

(11)   Related Party Transactions

As a result of PNMR's acquisition of TNP on June 6, 2005, PNMR, TNMP and PNM are considered related parties as defined in SFAS No. 57, "Related Party Disclosures."

PNMR Services Company provides corporate services to PNMR's business units including PNM, Avistar, Inc., TNP, TNMP and First Choice per shared services agreements.  These services are billed at cost on a monthly basis and allocated to the business units.

PNM and TNMP have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of power and transmission purchases by TNMP from PNM.  Transactions between affiliates are reported separately on their financial statements, but are eliminated in the consolidation of PNMR's financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR

TNP and Laurel Hill Capital Partners ("Laurel Hill") were parties to a Management Services Agreement under which Laurel Hill provided certain management and financial advisory services to TNP.  The agreement was terminated at the time of the acquisition.

TNP incurred fees for advisory services by the original limited partners of SW Acquisition, pursuant to provisions of the SW Acquisition limited partnership agreement.

Three Months			Six Months
Ended June 30,			Ended June 30,
	2005	2004	2005	2004
Laurel Hill		(In thousands)
Management and financial advisory services	$ 42	$ 63	$ 104	$ 363
Management and financial advisory services
payable as of June 30, 2005	$ -		$ -
Management and financial advisory services
payable as of December 31, 2004		$ -		$ -

SW Acquisition
Advisory services	$ -	$ 250	$ -	$ 500
Advisory services payable as of June 30, 2005	$ -		$ -
Advisory services payable as of
December 31, 2004		$ 1,000		$ 1,000

PNM

PNM sells electricity and energy-scheduling services to TNMP under a long-term wholesale power contract.  PNM also sells transmission services to TNMP and TNMP provides transmission services to PNM under an agreement.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below describe the nature and amount of transactions PNM has with PNMR and TNMP.  Since TNMP became a related party effective on the date of PNMR's acquisition of TNP, the reported amounts for TNMP reflect the period from June 6, 2005 through June 30, 2005.

Three Months			Six Months
Ended June 30,			Ended June 30,
	2005	2004	2005	2004
PNMR		(In thousands)
Shared services billings	$ 25,754	$29,029	$51,290	$ 57,319
Shared services receivable as of June 30, 2005	$ 7,505		$ 7,505
Shared services receivable as of
December 30, 2004		$31,875		$31,875

TNMP
Electricity and energy scheduling service
billings from PNM	$ 2,904	$ -	$ 2,904	$ -
Electricity and energy scheduling services
payable as of June 30, 2005	$ 2,904		$ 2,904

Transmission billings to TNMP	$ 139	$ -	$ 139	$ -
Transmission charges receivable as of
June 30, 2005	$ 139		$ 139

Transmission billings from TNMP	$ 11	$ -	$ 11	$ -
Transmission charges payable as of
June 30, 2005	$ 11		$ 11

TNMP

TNMP purchases all the electricity for its New Mexico customers' needs and energy-scheduling services under the long-term wholesale power contract with PNM described above.  TNMP also purchases transmission services from PNM in New Mexico.  Additionally, TNMP provides transmission services to PNM in New Mexico under the agreement described above.

Until June 6, 2005, TNMP provided First Choice and TNP with corporate support services, including accounting, finance, information services, legal and human resources, under a shared services agreement with First Choice and a similar agreement with TNP.  These services were billed at TNMP's cost and, in return, TNP and First Choice compensated TNMP for the use of the services.  These agreements were in effect through June 6, 2005 when they were replaced by a new shared services arrangement.  Effective with the close of the acquisition of TNP on June 6, 2005, all TNMP employees who were providing corporate support to TNP and First Choice became employees of PNMR Services Company.  PNMR Services Company provides corporate services to TNMP per a shared services agreement.

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
(In thousands)
PNM
Electricity and energy scheduling service
billings from PNM	$ 2,904	$ -	$ 2,904	$ -
Electricity and energy scheduling services
payable as of June 30, 2005	$ 2,904		$ 2,904

Transmission billings from PNM	$ 139	$ -	$ 139	$ -
Transmission charges payable
as of June 30, 2005	$ 139		$ 139

Transmission billings to PNM	$ 11	$ -	$ 11	$ -
Transmission charges receivable as
of June 30, 2005	$ 11		$ 11

TNP
Shared services billings	$ 642	$ 756	$ 1,225	$ 1,201
Shared services receivable as of June 30, 2005	$ 436		$ 436
Shared services receivable as of
December 31, 2004		$ 115		$ 115

First Choice
Shared services billings	$ 4,366	$ 3,588	$ 8,505	$ 7,264
Shared services receivable as of June 30, 2005	$ 2,967		$ 2,967
Shared services receivable as of
December 31, 2004		$ 1,549		$ 1,549

Transmission and distribution billings	$19,907	$23,420	$38,071	$43,505
Transmission and distribution charges
receivable as of June 30, 2005	$11,724		$11,724
Transmission and distribution charges
receivable as of December 31, 2004		$11,768		$11,768

PNMR
Shared services billings	$ 2,416	$ -	$ 2,416	$ -
Shared services payable as of June 30, 2005	$ 2,416		$ 2,416

PNM RESOURCES, INC. AND SUBSIDIARIES,
PUBLIC SERVICE COMPANY OF NEW MEXICO
TEXAS-NEW MEXICO POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)   New Accounting Pronouncements

On June 1, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154").  SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. Prior accounting rules required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 will improve financial reporting because its requirements enhance the consistency of financial information between periods.  SFAS 154 requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  Previously, such a change was reported as a change in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made beginning January 1, 2006.  The Company does not expect that the adoption will have a significant effect on its results of operations or financial condition when adopted.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47").  Due to diverse accounting practices, in March 2005, the FASB issued FIN 47 which states that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation (ARO) when incurred if the liability's fair value can be reasonably estimated.  The Interpretation clarifies when an entity would have sufficient information to reasonably estimate the fair value of the ARO.  An ARO would be reasonably estimable if: (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique.  Upon application of FIN 47, amounts will be measured using current information, assumptions and interest rates.  The recognized asset retirement cost will be measured as of the date the ARO was incurred.  Cumulative accretion and accumulated depreciation will be recorded for the time period from the date the liability would have been recognized had the provisions of this Interpretation been in effect when the liability was incurred to the date of adoption of this Interpretation.  The cumulative effect of initially applying FIN 47 should be recognized as a change in accounting principle.  FIN 47 will be effective for the year ending December 31, 2005.  The Company is currently evaluating the impact of adopting FIN 47 and is unable to predict its impact on the Company's operating results and financial position at this time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations for PNMR, PNM and TNMP is presented both on a combined basis as applicable, and on a separate basis.  For discussion purposes, this report will use the term "Company" when discussing matters of common applicability to PNMR, PNM and TNMP.  Discussions regarding specific contractual obligations generally reference the company that is legally obligated.  In the case of contractual obligations of PNM and TNMP, these obligations are consolidated with PNMR and its subsidiaries under GAAP.

The Company is positioned as a merchant utility, primarily operating as a regulated energy service provider.  The Company is engaged in the sale and marketing of electricity in the competitive wholesale energy marketplace.  In addition, through First Choice, the Company is a retail electric provider in Texas under legislation that established retail competition.  As a utility, PNM has an obligation to serve its customers under the jurisdiction of the NMPRC while TNMP operates under the jurisdiction of the PUCT in Texas and the NMPRC in New Mexico.

In conjunction with the TNP acquisition, management changed its business segment reporting.  As it currently operates, PNMR's principal businesses include regulated operations and unregulated operations.

 Regulated Operations

The regulated operations strategy is directed at supplying reasonably priced and reliable energy to retail customers through customer-driven operational excellence, high quality customer service, cost efficient processes, and improved overall organizational performance.

PNM Electric

 PNM Electric is an integrated electric utility that consists of generation, transmission and distribution of electricity for retail electric customers in New Mexico and transmission of sales to third parties as well as to PNM Wholesale and TNMP.  PNM Electric provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico.  Customer rates for retail electric service are set by the NMPRC based on the provisions of the Global Electric Agreement.  (See Note 9 - "Regulatory and Rate Matters, Global Electric Agreement," in the Notes to Consolidated Financial Statements.)  PNM Electric owns or leases transmission lines, interconnected with other utilities in New Mexico, south and east into Texas, west into Arizona, and north into Colorado and Utah.

PNM Gas

 PNM Gas distributes natural gas to most of the major communities in New Mexico, including two of New Mexico's three largest metropolitan areas, Albuquerque and Santa Fe.  Customer base for PNM Gas includes both sales-service customers and transportation-service customers.  PNM Gas operates under a purchase gas adjustment clause that allows it to purchase natural gas in the open market and resell it at cost to its distribution customers.  As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact the Company's consolidated gross margin or earnings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TNMP Electric

 TNMP Electric is a regulated utility operating in Texas and New Mexico.  In Texas, TNMP provides regulated transmission and distribution services under TECA.  In New Mexico, TNMP provides integrated electric services that include the transmission, distribution, purchase and sale of electricity to its New Mexico customers as well as transmission to third parties and to PNM.  TNMP's Texas and New Mexico operations are subject to traditional cost of service regulation.

Unregulated Operations

PNM Wholesale

PNM Wholesale is engaged in the generation and sale of electricity into the wholesale market based on two product lines that include long-term contracts and short-term sales.  PNM Wholesale also sells transmission services to TNMP.  The source of these sales is supply created by selling the unused capacity of jurisdictional assets as well as the capacity of PNM's wholesale plants excluded from retail rates.  Both regulated and unregulated generation is jointly dispatched in order to improve reliability, provide the most economic power to retail customers and maximize profits on any wholesale transactions.  The strategy utilized by the Company calls for net asset-backed energy sales supported by long-term contracts into the wholesale market, whereby the Company's aggregate net open forward electric sales position, including short-term sales and long-term contracts, is covered by its forecasted excess generation capacity.  Management actively monitors the net asset-backed sales by the use of stringent risk management policies.  The Company's future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts as required by the Global Electric Agreement Growth will be dependent on market development and on the Company's ability to generate funds for the future expansion.  The Company will continue to operate in the wholesale market and seek reasonably priced asset additions.  Expansion of the Company's generating portfolio will depend on the Company's ability to acquire favorably priced assets at strategic locations and to secure long-term commitments for the purchase of power from the acquired plants.

First Choice

 First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small and large commercial, industrial and institutional customers.  First Choice performs all activities in Texas with Texas retail customers, including acquiring new retail customers, setting up retail accounts, handling customer inquiries and complaints, and acting as a liaison between the transmission and distribution companies and retail customers.  First Choice was organized in 2000 to act as TNMP's affiliated retail electric provider, as required by TECA.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate and Other

PNMR was established as the holding company in 2001.  On December 30, 2004, PNMR became a registered holding company under PUHCA.  PNMR also created a new subsidiary called PNMR Services Company, which began operating on January 1, 2005.

The comprehensive energy legislation signed by the President on August 8, 2005, will result in the repeal of PUHCA on a delayed basis.  PNMR is in the process of evaluating the effects of that repeal, along with the other provisions of the legislation.

PNMR performed substantially all of the corporate activities of PNM from 2001 to 2004.  These activities were billed to PNM on a cost basis to the extent they were for the corporate management of PNM and were allocated to the business units.  The services functions previously performed by PNMR were assumed by PNMR Services Company effective January 1, 2005.

TNMP provided First Choice and TNP with corporate support services under a shared services agreement with First Choice and a similar agreement with TNP.  These services were billed at TNMP's cost and, in return, TNP and First Choice compensated TNMP for the use of the services.  These agreements were in effect through June 6, 2005 when they were replaced by a new service arrangement.

Effective with the acquisition of TNP on June 6, 2005, (see Note 2 - "TNP Acquisition," in the Notes to the Consolidated Financial Statements) all TNMP employees who were providing corporate support to TNP and First Choice became employees of PNMR Services Company.  PNMR Services Company provides corporate services to all of PNMR's business units including PNM, Avistar, Inc., TNP, TNMP and First Choice based on shared services agreements.  These services are billed at cost on a monthly basis and are allocated to the business units.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes contained herein.  Trends and contingencies of a material nature are discussed to the extent known.  Refer to "Disclosure Regarding Forward Looking Statements" and "Risk Factors" at the end of this Item 2.

COMPETITIVE STRATEGY

The Company's vision is to "Build America's Best Merchant Utility." To achieve this objective, management intends to:

Grow Regulated and Unregulated Operations.  The Company intends to grow both its retail and wholesale business by expanding its current operations and by acquiring additional value-enhancing assets.  As evidenced by the Luna and TNP acquisitions, the Company intends to continue to grow its revenues by expanding its geographic coverage in the Southwest, a region which not only exhibits rapid customer and load growth, but which the Company knows well.  The Company plans to focus on best practices in integrating its acquisitions to create a stronger presence in the Southwest market.  The Company also intends to increase its presence in the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southwest market by buying additional generating resources and selling power from those resources through long-term contracts.  In addition, the Company expects that the acquisition of First Choice as part of the TNP acquisition will provide a solid foundation for entry into the competitive retail market in Texas.  In addition, PNMR intends to continue to provide energy and technology related services through its wholly owned subsidiary, Avistar, Inc.

Acquire Additional Generating Assets in the Southwest Region.  The Company intends to enhance and diversify its presence in the Southwest region through the acquisition of quality generation assets to serve the Company's retail and wholesale load while maintaining diversity of fuel mix.  The Company plans to increase long-term sales contracts in tandem with increases in its generation capacity.  The Company expects to do this through the addition of gas-fired generation plants and the acquisition of coal-fired facilities, the acquisition or development of renewable or clean technology resources and/or the use of long-term purchase contracts for power.  As in the past, the Company intends to continue a disciplined approach to any acquisition, to match acquisitions to demand and to hedge capacity with long-term contracts.

Maintain Prudent Cost Controls.  Management continues to maintain cost control procedures and expects to implement similar control procedures at TNMP and First Choice.  As a result of PNM's coal contract, the Company's fuels group has also been able to mitigate the Company's exposure to coal prices at the SJCC through December 2017, which the Company believes will help it improve or maintain gross margins if coal costs rise.

Continue to Improve Credit Strength and Reduce Cost of Capital.  A high priority and long term commitment is to maintain the Company's investment grade rating in any type of regulatory or natural gas or electricity price scenario.  The Company believes TNP offers an opportunity to derive additional value through the stronger credit profile of the combined entity.  Since December 31, 2002, the Company has reduced its weighted average cost of long-term debt from 6.56% at December 31, 2002 to 4.77% at December 31, 2004.  In addition, the Company expects to reduce TNP's current financing costs by at least $40.0 million annually, on a pre-tax basis, through the refinancing of TNP's relatively high-cost capital.  In conjunction with the acquisition of TNP, on June 6, 2005, PNMR made an equity investment of approximately $110.5 million in TNP, which TNP used to repay in full amounts owing under TNP's credit agreement.  In addition, in July 2005, PNMR provided funds to TNP to enable TNP to redeem its preferred stock and senior notes.  See "Financing Activities - PNMR" below in "Liquidity and Capital Resources" for further details of this transaction.

Commitment to Corporate Citizenship.  The Company is committed to its guiding principle, "Do the Right Thing."  This commitment serves as the cornerstone of the Company's ethics and compliance efforts and underscores its effort to ensure that dealings with customers, employees, shareholders and business partners are above reproach.  This is evidenced by the Company's environmental sustainability program with aggressive five-year goals for reducing water usage, improving air quality, reducing waste streams and becoming a leader in the development of renewable energy.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION

 Acquisition of TNP. On June 6, 2005, PNMR acquired all of the outstanding common shares of TNP and its subsidiaries, TNMP and First Choice.  The results of TNP's operations have been included in the consolidated financial statements of PNMR from that date.  PNMR acquired TNP in order to complement its existing New Mexico electric operations and to expand into the retail and wholesale markets in Texas.  As of June 6, 2005, TNMP served 49,000 electric customers in southern New Mexico and 207,000 transmission and distribution customers in Texas.  First Choice is a competitive retail electric provider in Texas, and served an additional 56,000 electric customers as of June 6, 2005.

The aggregate purchase price was $1,277 million, including a payment to the previous owner of $175.0 million consisting of $87.6 million of cash and common stock valued at $87.4 million.  In addition, PNMR assumed $1,034 million of TNP debt and preferred stock and incurred transaction and other costs of $67.7 million.  The value of the 4,326,336 common shares issued was determined based on $20.20 per common share as provided for in the Stock Purchase Agreement.  The purchase price was based on an estimated purchase price in accordance with the Stock Purchase Agreement, dated as of July 24, 2004 by and between PNMR and SW Acquisition.  The final purchase price will be determined under a specified adjustment mechanism.  PNMR had 45 days following the closing to propose a final purchase price.  The end of the 45-day period was on July 21, 2005, and PNMR proposed a final purchase price on that date which would reflect a reduction in the purchase price.  Under the Agreement, the seller had an opportunity to contest the proposed final purchase price and has notified PNMR that it objects to PNMR's proposed adjustments.  There is a dispute mechanism for resolving disputes regarding the final purchase price.  See Note 2 - "TNP Acquisition," in the Notes to Consolidated Financial Statements for additional information.

Reference is made to the Current Report on Form 8-K/A filed by PNMR on August 2, 2005 in connection with the acquisition of TNP.  The Form 8-K/A incorporates by reference the audited and unaudited financial statements of TNP required by Form 8-K Item 9.01 (a) and includes the pro forma financial information required by Form 8-K Item 9.01 (b).

OVERALL OUTLOOK

The Company experienced lower than expected earnings growth in the first six months of 2005 primarily due to unexpected plant outages, the extension of planned outages, the acceleration of a scheduled outage and other non-recurring charges for refinancing and TNP acquisition integration costs.  The Company expects to incur lower plant operating costs and recover a portion of the reduction in revenue related to the accelerated outage schedule in the fourth quarter of 2005 when the SJGS Unit 4 planned outage would otherwise have occurred. In addition, the Company expects to experience added earnings growth resulting from the acquisition of TNP.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005
Compared to Three Months Ended June 30, 2004

PNMR

PNMR's net earnings for the three months ended June 30, 2005 were $1.5 million or $0.02 per diluted share of common stock, compared to $16.8 million or $0.28 per diluted share of common stock in the three months ended June 30, 2004.  The decrease in earnings was driven primarily by acquisition related costs and other non-recurring charges of $11.1 million, net of income taxes, which consisted of TNP debt refinancing costs of $4.2 million, acquisition integration costs of $2.8 million, the write-off of software costs of $2.7 million and the recognition of a regulatory liability of $1.4 million associated with the NMPRC's approval of the TNP acquisition.  In addition, as noted above in "Overall Outlook, " PNM experienced poor plant performance due to unexpected plant outages and the extension of plant outages, which reduced the amount of electricity PNM sold in the wholesale market and forced PNM to purchase power at higher market prices to meet jurisdictional and wholesale needs.  These decreases to net earnings were partially offset by the addition of the TNP operations for June 6 through June 30, 2005.

The following discussion is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities.  See Note 3 - "Segment Information," in the Notes to the Consolidated Financial Statements for additional information regarding these results and the consolidated financial statements.

In addition, adjustments related to EITF Issue 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes", are excluded.  This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives.  Management evaluates wholesale operations on a gross presentation basis due to its primarily net-asset-backed marketing strategy and the importance it places on PNMR's ability to repurchase and remarket previously sold capacity.

Corporate costs, income taxes and non-operating items are discussed on a consolidated basis for PNMR and are in conformity with the presentation in the PNMR consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulated Operations

PNM Electric

The table below sets forth the operating results for PNM Electric.

	Three Months Ended June 30,
	2005	2004	Variance
		(In thousands)
Operating revenues:	$ 138,781	$ 135,114	$ 3,667
Less: Cost of energy	44,998	45,775	(777)
Intersegment energy transfer	(3,412)	(10,924)	7,512
Gross margin	97,195	100,263	(3,068)
Energy production costs	31,800	29,268	2,532
Transmission and distribution O&M	7,240	7,331	(91)
Customer related expense	4,679	4,545	134
Administrative and general	2,411	2,436	(25)
Total non-fuel O&M	46,130	43,580	2,550
Corporate allocation	14,753	17,897	(3,144)
Depreciation and amortization	17,495	16,690	805
Taxes other than income taxes	4,590	4,975	(385)
Income taxes	2,278	3,342	(1,064)
Total non-fuel operating expenses	85,246	86,484	(1,238)
Operating income	$ 11,949	$ 13,779	$ (1,830)

The following table shows electric revenues by customer class and average customers:

PNM Electric Revenues

	Three Months Ended
	June 30,
	2005	2004	Variance
	(In thousands except customers)
Residential	$ 50,044	$ 46,821	$ 3,223
Commercial	63,723	63,114	609
Industrial	15,340	15,373	(33)
Transmission	4,574	4,420	154
Other	5,100	5,386	(286)
	$138,781	$135,114	$ 3,667

Average customers	416,231	405,325	10,906

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

PNM Electric Sales

	Three Months Ended
	June 30,
	2005	2004	Variance
	(Megawatt hours)
Residential	606,419	567,825	38,594
Commercial	872,242	862,490	9,752
Industrial	317,672	318,633	(961)
Other	62,147	65,038	(2,891)
	1,858,480	1,813,986	44,494

Operating revenues increased $3.7 million, or 2.7%, from the prior year quarter.  Retail electricity sales increased 2.5%, to 1.9 million MWh in the second quarter of 2005 compared to 1.8 million MWh in the second quarter of 2004.  Customer growth was 2.7% quarter over quarter and a 2.2% increase in weather normalized retail electric load growth resulted in a $3.4 million increase in revenues.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $3.1 million, or 3.1%, over the prior year quarter due to a reduction in power plant availability and higher purchase power prices, partially offset by retail load growth.

Total non-fuel O&M expenses increased $2.6 million, or 5.9%, over the prior year quarter primarily due to increased energy production costs.  Energy production costs increased $2.5 million, or 8.7%, due to higher plant maintenance costs in the second quarter of 2005 compared to the same period in 2004.  Plant outages at SJGS increased costs by $1.4 million.  A planned outage at Reeves increased costs $0.7 million.  A forced outage at Four Corners in the second quarter of 2005 caused a $0.5 million increase.

Depreciation and amortization increased $0.8 million, or 4.8%, over the prior year quarter due to asset and software additions placed in service in December 2004.  The Company expects to see depreciation continue to increase in the future as a result of increased investment in new information technology platforms.

 TNMP Electric

 PNMR acquired TNP on June 6, 2005, and results in this section are presented from the acquisition date forward only.  For the three months, which includes results from June 6 to June 30, 2005, the TNMP Electric segment increased PNMR revenues by $19.2 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below sets forth the operating results for TNMP Electric.

For the Period
June 6 - June 30, 2005
(In thousands)
Operating revenues:
External customers	$ 19,224
Intersegment revenues	11
Total revenues	19,235
Less: Cost of energy	6,702
Gross margin	12,533
Transmission and distribution O&M	1,150
Customer related expense	302
Administrative and general	288
Total non-fuel O&M	1,740
Corporate allocation	1,461
Depreciation and amortization	2,085
Taxes other than income taxes	1,885
Income taxes	1,218
Total non-fuel operating expenses	8,389
Operating income	$ 4,144

The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

For the Period
June 6 - June 30, 2005
(In thousands except customers)
Residential	$ 8,664
General Services	2,257
Primary/Economy/Transmission	2,595
Secondary	3,314
Municipal/Lighting	616
Other	1,789
$ 19,235

Average customers	258,251

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

TNMP Electric Sales

For the Period
June 6 - June 30, 2005
(Megawatt hours)
Residential	297,972
General Services	17,340
Primary/Economy/Transmission	145,458
Secondary	148,198
Municipal/Lighting	9,450
618,418

 PNM Gas

The table below sets forth the operating results for PNM Gas.

	Three Months Ended
	June 30,
	2005	2004	Variance
	(In thousands)
Operating revenues:	$ 82,384	$ 80,886	$ 1,498
Less: Cost of energy	53,292	51,650	1,642
Gross margin	29,092	29,236	(144)
Energy production costs	569	480	89
Transmission and distribution O&M	6,672	6,807	(135)
Customer related expense	5,038	4,729	309
Administrative and general	1,359	1,388	(29)
Total non-fuel O&M	13,638	13,404	234
Corporate allocation	8,514	9,868	(1,354)
Depreciation and amortization	5,596	4,738	858
Taxes other than income taxes	2,058	1,867	191
Income taxes	(1,433)	(1,338)	(95)
Total non-fuel operating expenses	28,373	28,539	(166)
Operating income	$ 719	$ 697	$ 22

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows gas revenues by customer and average customers:

PNM Gas Revenues

	Three Months Ended
	June 30,
	2005	2004	Variance
	(In thousands except customers)
Residential	$ 43,350	$ 39,053	$ 4,297
Commercial	13,418	12,796	622
Industrial	282	622	(340)
Transportation*	3,129	3,639	(510)
Other	22,205	24,776	(2,571)
	$ 82,384	$ 80,886	$ 1,498

Average customers	469,797	459,398	10,399

*  Customer owned gas.

The following table shows gas throughput by customer class:

PNM Gas Throughput

	Three Months Ended
	June 30,
	2005	2004	Variance
	(Thousands of decatherms)
Residential	3,946	3,334	612
Commercial	1,576	1,455	121
Industrial	45	88	(43)
Transportation*	9,102	13,014	(3,912)
Other	3,194	4,077	(883)
	17,863	21,968	(4,105)

*Customer-owned gas

Operating revenues increased $1.5 million, or 1.9%, over the prior year quarter.  Residential and commercial revenues increased $4.3 million and $0.6 million, respectively, primarily due to average customer growth of 2.3%.  These increases were partially offset by total gas sales volumes, which decreased 18.7% primarily due to decreased off-system transportation volume caused by a reduced basis difference between the Permian and San Juan basins, resulting in decreased revenues of $0.9 million, which is included in the $0.5 million change in transportation revenues.  In addition, other revenue decreased $2.6 million primarily due to less off-system gas sales opportunities and lower irrigation usage.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and amortization increased $0.9 million, or 18.1%, over the prior year quarter primarily due to asset and software additions placed in service in December 2004.  The Company expects to see depreciation continue to increase in the future as a result of increased investment in new information technology platforms.

 Unregulated Operations

 PNM Wholesale

The table below sets forth the operating results for PNM Wholesale.

	Three Months Ended
	June 30, 2005
	2005	2004	Variance
	(In thousands)
Operating revenues:	$ 142,282	$ 163,684	$ (21,402)
Less: Cost of energy	119,653	125,507	(5,854)
Intersegment energy transfer	3,412	10,924	(7,512)
Gross margin	19,217	27,253	(8,036)
Energy production costs	7,447	6,940	507
Transmission and distribution O&M	13	13	-
Customer related expense	104	469	(365)
Administrative and general	1,689	2,415	(726)
Total non-fuel O&M	9,253	9,837	(584)
Corporate allocation	1,016	1,177	(161)
Depreciation and amortization	4,041	3,754	287
Taxes other than income taxes	811	876	(65)
Income taxes	44	3,253	(3,209)
Total non-fuel operating expenses	15,165	18,897	(3,732)
Operating income	$ 4,052	$ 8,356	$ (4,304)

The following table shows revenues by customer class:

PNM Wholesale Revenues

	Three Months Ended
	June 30,
	2005	2004	Variance
	(In thousands)
Long-term contracts*	$ 37,897	$ 40,302	$ (2,405)
Short-term sales *	104,385	123,382	(18,997)
	$142,282	$163,684	$ (21,402)

*Includes mark-to-market gains/(losses).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows sales by customer class:

PNM Wholesale Sales

	Three Months Ended
	June 30,
	2005	2004	Variance
	(Megawatt hours)
Long-term contracts	563,482	718,389	(154,907)
Short-term sales	1,949,416	2,530,319	(580,903)
	2,512,898	3,248,708	(735,810)

Operating revenues decreased $21.4 million, or 13.1%, from the prior year quarter.  This decrease in wholesale electric sales primarily reflects lower sales volumes resulting from below normal levels of plant performance.  This decrease was partially offset by higher average wholesale sales prices, which increased 8.3% over the prior year quarter.  Long-term contracts revenues decreased $2.4 million from 2004 due primarily to the expiration of a customer contract, partially offset by increased load growth and index-based prices on existing contracts and higher SO2 sales.  Short-term sales decreased $19.0 million compared to the second quarter of 2004 due to decreased volumes caused by a reduction in plant availability, partially offset by an increase in sales prices.  PNM Wholesale sold wholesale (bulk) power of 2.5 million MWh of electricity for the three months ended June 30, 2005 compared to 3.2 million MWh for the same period in 2004, a decrease of 22.6%.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $8.0 million, or 29.5%, from the prior year quarter.  Decreased plant availability reduced the availability of less expensive excess energy for sale in the wholesale market.  In addition, higher purchase power contract prices further reduced margin.  Long-term sales margin decreased $0.6 million due to lower sales volumes resulting from the expiration of a long-term contract and increased use of gas-fired generation to compensate for the Company's base plant outages.  Short-term margin decreased $7.4 million primarily resulting from lower plant availability and increased purchase power prices.  PNM Wholesale had an unfavorable change in the unrealized mark-to-market position of $1.0 million ($0.2 million gain in 2005 versus $1.2 million gain in 2004).

Total non-fuel O&M decreased $0.6 million, or 5.9%, from the prior year quarter.  Energy production costs increased $0.5 million primarily due to higher plant maintenance costs in 2005 compared to 2004, resulting from the plant outages.  Customer-related expense decreased $0.4 million due to lower bonus costs.  Administration and general expense decreased $0.7 million, primarily due to a customer billing settlement.  Depreciation and amortization expenses increased $0.3 million due to the addition of new technology platforms that were placed in service in December 2004.  The Company expects to see depreciation increase in the future as a result of this increased investment in new technology platforms.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Choice

PNMR acquired TNP on June 6, 2005.  Results in this section are presented from the acquisition date forward only.  For the three months ended June 30, 2005, which includes results from June 6 to June 30, 2005, the First Choice segment increased PNMR revenues by $43.0 million.

The table below sets forth the operating results for First Choice.

For the Period
June 6 - June 30, 2005
(In thousands)
Operating revenues:
External customers	$ 43,031
Intersegment revenues	-
Total revenues	43,031
Less: Cost of energy	34,083
Gross margin	8,948
Energy production costs	-
Transmission and distribution O&M	-
Customer related expense	466
Administrative and general	1,089
Total non-fuel O&M	1,555
Corporate allocation	1,130
Depreciation and amortization	105
Taxes other than income taxes	512
Income taxes	2,020
Total non-fuel operating expenses	5,322
Operating income	$ 3,626

The following table shows electric revenues by customer class and average customers:

First Choice Electric Revenues

For the Period
June 6 - June 30, 2005
(In thousands except customers)
Residential	$ 29,265
Mass-market	6,615
Mid-market	5,864
Other	1,287
$ 43,031

Average customers	216,782

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

First Choice Electric Sales

For the Period
June 6 - June 30, 2005
(Megawatt hours)
Residential	246,332
Mass-market	55,424
Mid-market	67,420
Other	2,949
372,125

 Corporate and Other

 Corporate Administrative and General Expenses

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and presented in the corporate allocation line item in the segment statements.  These costs increased $7.1 million or 27.5 % over the prior year period to $33.0 million.  This increase is due to acquisition-related costs of $3.2 million, increased labor costs of $1.9 million resulting from the transfer of employees from operations to corporate, increased legal costs of $0.7 million related to PUHCA filings, financing of PNMR's hybrid income term securities and tax matters and increased audit fees of $0.6 million.

PNMR Consolidated

Other Income and Deductions

Interest income increased $2.8 million, or 31.4%, due to short-term interest of $1.7 million from PNMR's investment in hybrid income term securities, favorable investment performance in PNMR's cash management program resulting in increased interest of $0.6 million.

Other income increased $0.9 million, or 50.9% due to increased gains of $0.7 million from investments in PNMR's cash management program and other miscellaneous investment income of $0.6 million.

Carrying charges on regulatory assets were $0.5 million in 2005.  This income represents interest from TNMP regulatory assets from the date of acquisition.

Other deductions increased $6.3 million due to the write-off of software costs of $4.5 million and other miscellaneous adjustments of $1.9 million.

Interest Charges

 Interest charges increased $8.9 million due to refinancing costs of $3.2 million related to the hybrid income term securities, short-term interest costs of $0.9 million for operations and $4.0 million related to debt from the TNP operations, which PNMR did not have in the prior year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

PNMR's consolidated income tax expense was $1.3 million for the three months ended June 30, 2005, compared to $9.7 million for the three months ended June 30, 2004.  The decrease was due to the impact of lower pre-tax earnings.  PNMR's effective income tax rates for the three months ended June 30, 2005 and 2004 were 26.62% and 36.33%, respectively.  The decrease in the effective tax rate was due to an increase in permanent tax benefits.

RESULTS OF OPERATIONS

 Six Months Ended June 30, 2005
Compared to Six Months Ended June 30, 2004

PNMR

PNMR's net earnings for the six months ended June 30, 2005 were $32.1 million or $0.50 per diluted share of common stock, a 23.0% decrease in net earnings compared to $41.6 million or $0.68 per diluted share of common stock in the six months ended June 30, 2004. The decrease in earnings was driven primarily by acquisition related costs and other non-recurring charges of $11.1 million, net of income taxes, which consisted of TNP debt refinancing costs of $4.2 million, acquisition integration costs of $2.8 million, software write-off of $2.7 million and the recognition of a regulatory liability of $1.4 million associated with the NMPRC's approval of the TNP acquisition.  In addition, the Company experienced poor plant performance, which reduced the amount of electricity the Company sold on the wholesale market and forced the Company to purchase power at higher market prices to meet jurisdictional and wholesale needs.  These decreases to net earnings were partially offset by the addition of the TNP operations for June 6 through June 30, 2005 and an increase in cost of service gas rates.

The following discussion is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities.  See Note 3 - "Segment Information," in the Notes to Consolidated Financial Statements for additional information regarding these results and the consolidated financial statements.

In addition, adjustments related to EITF Issue 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes", are excluded.  This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives.  Management evaluates wholesale operations on a gross presentation basis due to its primarily net-asset-backed marketing strategy and the importance it places on the Company's ability to repurchase and remarket previously sold capacity.

Corporate costs, income taxes and non-operating items are discussed on a consolidated basis for PNMR and are in conformity with the presentation in the PNMR consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM Electric

The table below sets forth the operating results for PNM Electric.

	Six Months Ended
	June 30,
	2005	2004	Variance
	(In thousands)
Operating revenues:	$ 272,963	$ 269,564	$ 3,399
Less: Cost of energy	92,401	90,872	1,529
Intersegment energy transfer	(17,535)	(24,337)	6,802
Gross margin	198,097	203,029	(4,932)
Energy production costs	60,281	59,091	1,190
Transmission and distribution O&M	14,625	15,224	(599)
Customer related expense	8,700	8,655	45
Administrative and general	4,741	2,614	2,127
Total non-fuel O&M	88,347	85,584	2,763
Corporate allocation	30,211	35,198	(4,987)
Depreciation and amortization	35,053	33,368	1,685
Taxes other than income taxes	10,018	10,457	(439)
Income taxes	6,870	8,329	(1,459)
Total non-fuel operating expenses	170,499	172,936	(2,437)
Operating income	$ 27,598	$ 30,093	$ (2,495)

The following table shows electric revenues by customer class and average customers:

PNM Electric Revenues

	Six Months Ended
	June 30,
	2005	2004	Variance
	(In thousands except customers)
Residential	$ 104,058	$ 100,953	$ 3,105
Commercial	119,889	119,865	24
Industrial	30,543	30,260	283
Transmission	9,038	8,834	204
Other	9,435	9,652	(217)
	$ 272,963	$ 269,564	$ 3,399

Average customers	415,028	404,285	10,743

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

PNM Electric Sales

	Six Months Ended
	June 30,
	2005	2004	Variance
	(Megawatt hours)
Residential	1,260,512	1,223,309	37,203
Commercial	1,639,618	1,639,332	286
Industrial	633,488	629,308	4,180
Other	114,016	115,727	(1,711)
	3,647,634	3,607,676	39,958

Operating revenues increased $3.4 million, or 1.3%, over the prior year.  Retail electricity sales increased 1.1%, to 3.65 million MWh in the first six months of 2005 compared to 3.61 million MWh in the first six months of 2004.  Heating Degree Days for Albuquerque declined approximately 2.5% to 2,778 during the six months ended June 30, 2005 compared to 2,848 during the six months ended June 30, 2004, resulting in a decrease in revenues of $1.0 million.  In addition, a decrease of $1.3 million was attributable to the 2004 leap year, with 2005 including one less day of revenues.  Customer growth was 2.7% year over year and weather-normalized retail electric load growth was 2.1% in 2005.  Average customer load growth, when normalized for the impact of weather and the leap year, increased revenues by $5.6 million.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $4.9 million, or 2.4%, from the prior year due to a reduction in power plant availability due to plant outages and higher purchase power prices, partially offset by retail load growth.

Total non-fuel O&M expenses increased $2.8 million, or 3.2%, over the prior year.  Energy production costs increased $1.2 million, or 2.0%, due to higher plant maintenance costs in the six months ended June 30, 2005 compared to the same period in 2004.  Plant outage costs at SJGS increased $1.1 million and Reeves planned outages increased costs $1.7 million.  These increases were partially offset by reduced outage costs at Four Corners of $1.2 million.  On March 26, 2005, a circulating water pipe ruptured and forced SJGS Unit Four to be taken offline.  This unexpected three-week outage was combined with a planned minor overhaul of the same unit as the Company then accelerated the planned outage to minimize the economic impact of the shutdown.  SJGS Unit Four was back online on April 17, 2005.  Energy production costs increased due to this outage, however the Company expects to have lower operating costs and recover a portion of the lost revenue in the fourth quarter of 2005 when the PVNGS Unit Four planned outage would otherwise have occurred.

Transmission and distribution O&M expense decreased $0.6 million, or 3.9%, primarily due to reductions of meter-related costs, maintenance costs and labor costs in 2005.  Administrative and general increased $2.1 million over the prior year primarily due to increased labor costs of $1.3 million due in part to salary increases, increased benefit costs at SJGS of $0.3 million, and increased legal costs of $0.3 for routine business matters.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and amortization increased $1.7 million, or 5.1%, over the prior year due to asset and software additions placed in service in December 2004.  The Company expects to see depreciation continue to increase in the future as a result of increased investment in new information technology platforms.

TNMP Electric

PNMR acquired TNP on June 6, 2005.  The operating results that are included on a consolidated basis in PNMR's financial statements for the six months ended June 30, 2005 for TNMP, a subsidiary of TNP, are the same as the three months ended June 30, 2005.

 PNM Gas

The table below sets forth the operating results for PNM Gas.

	Six Months Ended
	June 30,
	2005	2004	Variance
	(In thousands)
Operating revenues:	$ 247,670	$ 256,760	$ (9,090)
Less: Cost of energy	167,727	180,798	(13,071)
Gross margin	79,943	75,962	3,981
Energy production costs	1,197	1,013	184
Transmission and distribution O&M	13,367	14,392	(1,025)
Customer related expense	9,313	8,865	448
Administrative and general	2,538	1,957	581
Total non-fuel O&M	26,415	26,227	188
Corporate allocation	17,883	19,466	(1,583)
Depreciation and amortization	11,172	9,467	1,705
Taxes other than income taxes	4,006	4,025	(19)
Income taxes	5,795	4,474	1,321
Total non-fuel operating expenses	65,271	63,659	1,612
Operating income	$ 14,672	$ 12,303	$ 2,369

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows gas revenues by customer and average customers:

PNM Gas Revenues

	Six Months Ended
	June 30,
	2005	2004	Variance
	(In thousands except customers)
Residential	$ 151,619	$ 154,791	$ (3,172)
Commercial	45,349	48,952	(3,603)
Industrial	925	1,290	(365)
Transportation*	7,117	7,943	(826)
Other	42,660	43,784	(1,124)
	$ 247,670	$ 256,760	$ (9,090)

Average customers	470,066	460,263	9,803

*  Customer owned gas.

The following table shows gas throughput by customer class:

PNM Gas Throughput

	Six Months Ended
	June 30,
	2005	2004	Variance
	(Thousands of decatherms)
Residential	16,704	17,348	(644)
Commercial	5,885	6,273	(388)
Industrial	130	192	(62)
Transportation*	17,252	20,734	(3,482)
Other	5,985	7,135	(1,150)
	45,956	51,682	(5,726)

*Customer-owned gas

Operating revenues decreased $9.1 million, or 3.5%, over the prior year.  Warmer weather in 2005 compared to 2004 caused a $4.5 million decrease in revenues.  As noted above in "PNM Electric", Heating Degree Days for Albuquerque declined approximately 2.5% in 2005 compared to 2004.  In addition, total gas sales volumes decreased 11.1% primarily due to decreased off-system transportation volume caused by a reduced basis difference between the Permian and San Juan basins, resulting in decreased revenues of $0.9 million.  In addition, other revenue decreased $1.1 million primarily due to lower irrigation customer usage.  These decreases were offset somewhat by average customer growth of 2.1%, which increased gas revenues $2.6 million, and an increase of $6.7 million due to a cost of service rate increase beginning in April 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The gross margin, or operating revenues minus cost of energy sold, increased $4.0 million, or 5.2%, over the prior year.  This increase was due mainly to customer growth and the NMPRC-approved rate increase, partially offset by the impact of warmer weather in 2005 compared to 2004 described above.

Total non-fuel O&M expenses were largely unchanged over the prior year.  Transmission and distribution O&M expense decreased $1.0 million, or 7.1%, primarily due to reduced labor costs.  This decrease was mostly offset by a $0.6 million increase in administrative and general expense, which was also primarily attributable to labor costs.

Depreciation and amortization increased $1.7 million, or 18.0%, over the prior year primarily due to asset and software additions placed in service in December 2004.  The Company expects to see depreciation continue to increase in the future as a result of increased investment in new information technology platforms.

 Unregulated Operations

 PNM Wholesale

The table below sets forth the operating results for PNM Wholesale.

	Six Months Ending
	June 30,
	2005	2004	Variance

Operating revenues:	$ 274,286	$ 291,175	$ (16,889)
Less: Cost of energy	208,965	215,373	(6,408)
Intersegment energy transfer	17,535	24,337	(6,802)
Gross margin	47,786	51,465	(3,679)
Energy production costs	14,402	14,138	264
Transmission and distribution O&M	21	26	(5)
Customer related expense	382	888	(506)
Administrative and general	3,383	3,978	(595)
Total non-fuel O&M	18,188	19,030	(842)
Corporate allocation	2,053	2,309	(256)
Depreciation and amortization	8,028	7,508	520
Taxes other than income taxes	1,727	1,799	(72)
Income taxes	3,875	5,555	(1,680)
Total non-fuel operating expenses	33,871	36,201	(2,330)
Operating income	$ 13,915	$ 15,264	$ (1,349)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows revenues by customer class:

PNM Wholesale Revenues

	Six Months Ended
	June 30,
	2005	2004	Variance
	(In thousands)
Long-term contracts*	$ 75,372	$ 76,884	$ (1,512)
Short-term sales *	198,914	214,291	(15,377)
	$274,286	$ 291,175	$(16,889)

*Includes mark-to-market gains/(losses).

The following table shows sales by customer class:

PNM Wholesale Sales

	Six Months Ended
	June 30,
	2005	2004	Variance
	(Megawatt hours)
Long-term contracts	1,288,885	1,432,810	(143,925)
Short-term sales	4,074,439	4,797,164	(722,725)
	5,363,324	6,229,974	(866,650)

Operating revenues decreased $16.9 million, or 5.8%, from the prior year.  This decrease in wholesale electric sales primarily reflects lower sales volumes resulting from below normal levels of plant performance.  This decrease was partially offset by average wholesale sales prices, which increased 10.6% over the prior year period.  Long-term contracts revenues decreased $1.5 million, or 2.0% from 2004 due primarily to the expiration of a customer contract, partially offset by increased load growth and index-based prices of existing contracts and higher SO2 credit sales.  Short-term sales decreased $15.4 million primarily due to decreased volumes caused by a reduction in plant availability, partially offset by higher sales prices.  The Company sold wholesale (bulk) power of 5.4 million MWh of electricity for the six months ended June 30, 2005 compared to 6.2 million MWh for the same period in 2004, a decrease of 13.9%.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $3.7 million, or 7.2%, from the prior year.  Decreased plant availability and higher purchase power contract prices decreased the availability of less expensive excess energy for sale in the wholesale market.  Long-term sales margin decreased $0.6 million due to lower sales volumes and increased use of gas-fired generation to compensate for the Company's base plant outages.  These margin decreases were partially offset by increased load growth on existing contracts and higher SO2 credit sales.  Short-term margin decreased $3.1 million primarily resulting from lower plant availability.  The Company had an unfavorable change in the unrealized mark-to-market position of $0.5 million ($1.1 million gain in 2005 versus $1.6 million gain in 2004).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total non-fuel O&M decreased $0.8 million, or 4.4%, from the prior year.  Customer related expense decreased $0.5 million due to lower bonus costs.  Administration and general decreased $0.6 million primarily due to a customer billing settlement in 2004.

Depreciation and amortization increased $0.5 million, or 6.9%, over the prior year due to the addition of new technology platforms that were placed in service in December 2004.  The Company expects to see depreciation increase in the future as a result of this increased investment in new technology platforms.

 First Choice

 PNM Resources acquired TNP Enterprises on June 6, 2005.   The operating results that are included on a consolidated basis for PNMR's financial statements for the six months ended June 30, 2005 for First Choice, a subsidiary of TNP, are the same as the three months ended June 30, 2005.

Corporate and Other

Corporate Administrative and General Expenses

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and presented in the corporate allocation line item in the segment statements.  These costs increased $4.6 million or 8.4 % over the prior year to $59.2 million.  This increase is due to acquisition related costs of $3.2 million, increased labor costs of $2.3 million resulting from the transfer of employees from operations to corporate, increased legal costs of $1.6 million related to PUHCA filings, financing of PNMR's hybrid income term securities and business and tax matters and increased and increased audit fees of $0.6 million.  These increases were partially offset by lower pension and benefits costs of $3.8 million resulting from higher returns on pension investments.

 PNMR Consolidated

 Other Income and Deductions

 Interest income increased $2.2 million, or 11.5% due to short-term interest of $1.7 million from PNMR's investment in hybrid income term securities, favorable investment performance in PNMR's cash management program resulting in increased interest of $1.3 million.

Other income increased $2.9 million, or 85.9%, due to increased gains of $1.7 million from investments in PNMR's cash management program and $1.1 million from investments in PNM's decommissioning trust and other miscellaneous investment income of $0.3 million.

Carrying charges on regulatory assets were $0.5 million in 2005.  This income represents interest from TNMP regulatory assets from the date of acquisition.

Other deductions increased $6.0 million due to the write-off of software costs of $4.5 million and other miscellaneous adjustments of $1.6 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Charges

 Interest charges increased $8.7 million due to refinancing costs of $3.2 million related to the hybrid income term securities, short-term interest costs of $0.9 million for operations and $4.0 million related to debt from the TNP operations, which PNMR did not have in the prior year.

Income Taxes

PNMR's consolidated income tax expense was $18.6 million for the six months ended June 30, 2005, compared to $24.0 million for the six months ended June 30, 2004.   The decrease was due to the impact of lower pre-tax earnings.  PNMR's effective income tax rates for the six months ended June 30, 2005 and 2004 were 35.17% and 36.41%, respectively.  The decrease in the effective tax rate was due to an increase in permanent tax benefits.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005
Compared to Three Months Ended June 30, 2004

PNM

PNM's segments are PNM Electric, PNM Gas and PNM Wholesale and are identical to the segments presented above in "Results of Operations" for PNMR. Income taxes and non-operating items are discussed on a consolidated basis for PNM and are in conformity with the presentation in PNM's consolidated financial statements.

 PNM Consolidated

 Other Income and Deductions

Other income increased $0.4 million, or 23.1%, due to increased gains from investments in PNM's cash management program.  Other deductions increased $5.4 million due to the write-off of software costs of $4.5 million and other miscellaneous adjustments of $0.9 million.

 Income Taxes

PNM's consolidated income tax expense was $2.5 million for the three months ended June 30, 2005, compared to $9.0 million for the three months ended June 30, 2004.   The decrease was due to the impact of lower pre-tax earnings.  PNM's effective income tax rates for the three months ended June 30, 2005 and 2004 were 38.10% and 36.10%, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Six Months Ended June 30, 2005
Compared to Six Months Ended June 30, 2004

PNM

As noted previously in the second quarter presentation, PNM's segments are PNM Electric, PNM Gas and PNM Wholesale and are identical to the segments presented above in "Results of Operations" for PNMR. Income taxes and non-operating items are discussed on a consolidated basis for PNM and are in conformity with the presentation in PNM's consolidated financial statements.

PNM Consolidated

 Other Income and Deductions

Other income increased $2.2 million, or 67.1%, due to favorable investment performance in PNM's cash management program.  Other deductions increased $5.6 million due to the write-off of software costs of $4.5 million and other miscellaneous adjustments of $1.2 million.

 Income Taxes

PNM's consolidated income tax expense was $21.0 million for the six months ended June 30, 2005, compared to $25.0 million for the six months ended June 30, 2004.   The decrease was due to the impact of lower pre-tax earnings.  PNM's effective income tax rates for the six months ended June 30, 2005 and 2004 were 36.48% and 36.53%, respectively.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005
Compared to Three Months Ended June 30, 2004

TNMP

TNMP operates in only one reportable segment, "TNMP Electric."  See Note 3 - "Segment Information," in the Notes to Consolidated Financial Statements for additional information regarding these results and the consolidated financial statements.  Results for the three months ended June 30, 2005 include the effects of purchase accounting, which is not included in the three months ended June 30, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below sets forth the operating results for TNMP.

Three Months Ended

June 30,
2005		2004	Variance
(In thousands)
Operating revenues:
External customers	$ 66,163	$ 65,069	$ 1,094
Intersegment revenues	11	-	11
Total revenues	66,174	65,069	1,105
Less: Cost of energy	23,495	24,611	(1,116)
Gross margin	42,679	40,458	2,221
Operating Expenses:
Transmission and distribution O&M	5,094	4,890	204
Customer related expense	1,165	1,248	(83)
Administrative and general	5,569	6,031	(462)
Total non-fuel O&M	11,828	12,169	(341)
Depreciation and amortization	7,521	7,403	118
Taxes other than income taxes	5,080	5,952	(872)
Income taxes	4,493	2,569	1,924
Total non-fuel operating expenses	28,922	28,093	829
Operating income	13,757	12,365	1,392
Other Income and deductions:
Carrying charges on regulatory assets	1,919	-	1,919
Other income	808	437	371
Other deductions	(41)	(26)	(15)
Other income taxes	(468)	(142)	(326)
Net other income and deductions	2,218	269	1,949
Interest Charges	(7,044)	(7,034)	(10)
Net Income before extraordinary item:	8,931	5,600	3,331
Extraordinary item:
Disallowance of stranded costs, net of tax	-	(97,836)	97,836
Net Earnings (loss)	$ 8,931	$ (92,236)	$ 101,167

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

	Three Months Ended
	June 30,
	2005	2004	Variance
	(In thousands except customers)
Residential	$ 22,642	$ 22,000	$ 642
General Services	7,934	7,751	183
Primary/Economy/Transmission	11,326	11,878	(552)
Secondary	14,278	14,084	194
Municipal Lighting	2,510	2,569	(59)
Other	7,484	6,787	697
	$ 66,174	$ 65,069	$ 1,105

Average customers	257,352	253,386	3,966

The following table shows electric sales by customer class:

TNMP Electric Sales

	Three Months Ended
	June 30,
	2005	2004	Variance
	(Megawatt hours)
Residential	697,802	640,169	57,633
General Services	61,826	60,690	1,136
Primary/Economy/Transmission	561,963	442,733	119,230
Secondary	515,843	501,114	14,729
Municipal/Lighting	39,650	31,263	8,387
	1,877,084	1,675,969	201,115

Gross margin for the three months ended June 30, 2005 increased $2.2 million, or 5.5%, compared with the second quarter of 2004.  The increase was primarily due to a $1.6 million increase in revenues due to higher sales resulting from warm weather, and by a $1.7 million decrease in transmission expenses, net of transmission revenues, due to lower transmission costs from TXU Electric Delivery Company and Lower Colorado River Authority as compared to the same period in 2004.  In addition there was a $0.5 million increase in revenues associated with growth in customers.  Partially offsetting these increases were reductions in revenues due to lower rates that took effect May 1, 2005.  The increase in other electric revenue reflects a timing difference in pole rental billings that were booked in the current quarter, however, these billings were reflected in the first quarter of 2004.  Operating expenses include purchased power and transmission expense, which decreased by $1.1 million for the three months ended June 30, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-fuel operating expenses increased $0.8 million due primarily to an increase of $1.9 million in income tax expense, offset by a decrease in non-fuel O&M of $0.3 million and a decrease in taxes other than income of $0.9 million. The decrease in non-fuel O&M was due to reductions in legal claims from 2004's second quarter.  Taxes other than income taxes decreased $0.9 million and $0.1 million for the three and six months ended June 30, 2005, compared with the corresponding periods in 2004.  The decreases were primarily related to lower ad valorem taxes incurred during 2005 due to lower taxable values resulting for TNMP's May 2005 rate decrease.

Other income and deductions increased $1.9 million due to increased interest income calculated on stranded costs as authorized by the PUCT.

In the second quarter of 2004 TNMP recorded a loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP's stranded costs. The PUCT allowed TNMP to recover $87.3 million of the $266.5 million that TNMP requested as stranded cost. This decision resulted in a loss of $155.2 million before tax ($97.8 million after tax).  TNMP recorded the $97.8 million after tax loss as an extraordinary item in the second quarter of 2004.

RESULTS OF OPERATIONS

 Six Months Ended June 30, 2005
Compared to Six Months Ended June 30, 2004

TNMP

 TNMP operates in only one reportable segment, "TNMP Electric."  See Note 3 - "Segment Information," in the Notes to Consolidated Financial Statements for additional information regarding these results and the consolidated financial statements.  Results for the six months ended June 30, 2005 include the effects of purchase accounting, which is not included in the six months ended June 30, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The table below sets forth the operating results for TNMP.

       Six Months Ended

June 30
2005		2004	Variance
(In thousands)
Operating revenues:
External customers	$ 132,044	$ 126,722	$ 5,322
Intersegment revenues	11	-	11
Total revenues	132,055	126,722	5,333
Less: Cost of energy	50,587	47,645	2,942
Gross margin	81,468	79,077	2,391
Operating expenses:
Transmission and distribution O&M	10,261	9,929	332
Customer related expense	2,405	2,489	(84)
Administrative and general	10,826	12,075	(1,249)
Total non-fuel O&M	23,492	24,493	(1,001)
Depreciation and amortization	15,039	14,752	287
Taxes other than income taxes	11,113	11,190	(77)
Income taxes	5,697	4,738	959
Total non-fuel operating expenses	55,341	55,173	168
Operating income	26,127	23,904	2,223
Other income and deduction:
Carrying charges on regulatory assets	(882)	-	(882)
Other income	1,371	994	377
Other deductions	(90)	(109)	19
Other income taxes	(643)	(311)	(332)
Net income and deductions	(244)	574	(818)
Interest charges	(14,076)	(14,134)	58
Net earnings before extraordinary
item	11,807	10,344	1,463
Extraordinary item:
Disallowance of stranded cost,
net of tax	-	(97,836)	97,836
Net earnings (loss)	$ 11,807	$(87,492)	$ 99,299

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

	Six Months Ended
	June 30,
	2005	2004	Variance
	(In thousands except customers)
Residential	$ 43,499	$ 42,556	$ 943
General Services	15,240	14,691	549
Primary/Economy/Transmission	26,074	22,671	3,403
Secondary	27,159	26,861	298
Municipal/Lighting	4,891	4,957	(66)
Other	15,192	14,986	206
	$132,055	$126,722	$ 5,333

Average customers	256,817	252,944	3,873

The following table shows electric sales by customer class:

TNMP Electric Sales

	Six Months Ended
	June 30,
	2005	2004	Variance
	(Megawatt hours)
Residential	1,242,501	1,189,042	53,459
General Services	115,478	113,714	1,764
Primary/Economy/Transmission	1,164,249	1,037,488	126,761
Secondary	898,775	897,191	1,584
Municipal/Lighting	73,559	70,439	3,120
	3,494,562	3,307,874	186,688

Gross margin for the six months ended June 30, 2005, increased by $2.4 million, or 3.02%, compared with the corresponding 2004 period.  The overall increase is attributed to a $1.2 million increase in sales due to hot weather, and higher revenues associated with growth in customers.  Partially offsetting these increases were reductions in revenue due to lower rates.

Cost of energy expenses increased by $2.9 million for the six months ended June 30, 2005, as compared to their respective periods in 2004.  The increase is entirely attributed to high purchased power costs that were incurred in the first quarter of 2005.

Net income and deductions decreased by $0.8 million from the second quarter of 2004 due primarily to the carrying charges on stranded costs as authorized by the PUCT.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Company employs certain critical accounting policies that require use of judgments and assumptions that are subject to uncertainty.  The amounts reported in the consolidated interim financial statements that are related to those critical accounting policies could be different if either different judgments were made or different assumptions were used.  Those critical accounting policies are discussed below.

Purchase Accounting. The acquisition of TNP was accounted for using the purchase method of accounting as prescribed in SFAS 141; accordingly, purchase accounting adjustments have been reflected in the financial statements of TNP for all periods subsequent to June 6, 2005.  The business operations of TNP were not significantly changed as a result of the acquisition, and post-acquisition and pre-acquisition operating results, except as noted in the discussion, are comparable.

Goodwill and Intangible Assets. In accordance with SFAS 141, the Company has revalued the assets and liabilities acquired at their respective fair values.  In accordance with SEC regulations, the difference between the purchase price and the fair value of the assets acquired and liabilities assumed is recorded by the acquired businesses.  Goodwill and other intangible assets and liabilities were also recorded by the acquired businesses and are either amortized or are measured for impairment annually, on December 31, in accordance with SFAS 142.

As of June 30, 2005, there have been no other significant changes with regard to the critical accounting policies disclosed in PNMR's PNM's and TNMP's Annual Reports on Forms 10-K for the year ended December 31, 2004.  The policies disclosed included the accounting for:  revenue recognition; regulatory assets and liabilities; asset impairment; pension plan; self-insurance; contingent liabilities and environmental issues.

LIQUIDITY AND CAPITAL RESOURCES

PNMR

At June 30, 2005, PNMR had cash and short-term investments of $223.0 million compared to $17.2 million in cash and short-term investments at December 31, 2004.

Cash provided by operating activities for the six months ended June 30, 2005 was $115.7 million compared to $141.7 million for the six months ended June 30, 2004.  PNMR's net earnings for the six months ended June 30, 2005 were $32.1 million, a 23.0% decrease in net earnings compared to $41.6 million in the six months ended June 30, 2004, which contributed to the decrease in cash provided by operating activities. The decrease in earnings was driven primarily by acquisition related costs and other non-recurring charges.  In addition, the Company experienced poor plant performance, which reduced the amount of electricity the Company sold on the wholesale market and forced the Company to purchase power at higher market prices to meet jurisdictional and wholesale needs.  These decreases to net earnings were partially offset by the addition of the TNP operations for June 6 through June 30, 2005 and an increase in cost of service gas rates.  A decrease in accounts payable due to higher gas costs in the fourth quarter of 2004 also decreased cash provided by operating activities.  The decrease was offset in part by increases in cash flows from greater efficiency in management of accounts receivables, including the PGAC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash used for investing activities was $33.7 million for the six months ended June 30, 2005 compared to $57.6 million for the six months ended June 30, 2004.  Cash flows used for investing activities were lower in the current period due primarily to the cash balances acquired from TNP, net of the cash paid to acquire TNP. The decrease in cash flows used for investing activities was offset in part by increased cash payments for utility plant additions.

Cash generated by financing activities was $123.8 million for the six months ended June 30, 2005 compared to cash used for financing activities of $91.1 million for the six months ended June 30, 2004.  Cash generated from financing activities in 2005 was due to the issuance of the Equity Units for $239.8 million and the issuance of common stock for $101.2 million, partially offset by repayment of short-term debt of $74.0 million and the repayment of $110.5 million under the TNP Credit Agreement.  Financing activities in 2004 consisted primarily of short-term debt repayments.

PNM

Cash provided by operating activities for the six months ended June 30, 2005 was $85.4 million compared to $147.4 million for the six months ended June 30, 2004.  This decrease in cash flows was due primarily to reduced levels of accounts payable and accrued interest, offset in part increased collections of accounts receivable.

Cash used for investing activities was $51.7 million for the six months ended June 30, 2005 compared to $66.6 million for the six months ended June 30, 2004.  The decrease in cash used for investing activities was due primarily to a $12.2 million purchase in bond investments in 2004 that did not recur in 2005.

Cash used by financing activities was $42.4 million for the six months ended June 30, 2005 compared to cash used for financing activities of $87.4 million for the six months ended June 30, 2004.  The decrease in cash used for financing activities resulted from short-term debt repayments that were $20.8 million lower in 2005 compared to the same period last year.

TNMP

TNMP's cash flow from operations for the six months ended June 30, 2005 was essentially unchanged from the prior period. TNMP's cash flow from operations was $0.4 million higher  in the current period than in the six months ended June 30, 2004.

Cash used for investing activities was $23.8 million for the six months ended June 30, 2005 compared to $22.6 million for the six months ended June 30, 2004.  Utility plant additions decreased as a result of lower capital spending in anticipation of the acquisition of TNP by PNMR.

TNMP had no financing activities for the six months ended June 30, 2005.  Cash used for financing activities for the six months ended June 30, 2004 was $15.3 million.  Financing activities in 2004 consisted primarily of short-term debt repayments and dividends paid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Requirements

 PNMR

Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock.  The main focus of the Company's current construction program is upgrading generation resources, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel.  Projections for total capital requirements for 2005, including TNMP and First Choice, are $294.5 million with projections for construction expenditures for 2005 constituting $267.5 million of that total.  Total capital requirements, including TNMP and First Choice, are projected to be $1,340 million and construction expenditures are projected to be $1,198 million for 2005-2009.  These estimates are under continuing review and subject to on-going adjustment.  This projection includes $49.0 million for the acquisition and construction of Luna, $49.0 million for PNM's estimated share of capital costs for new pollution control technology at SJGS and $124.3 million for expansion at Afton.  In July 2005, PNM filed with the NMPRC an application for a Certificate of Public Convenience and Necessity in which PNM requested NMPRC approval to include in PNM's retail rate base in its next retail electric rate case the costs associated with the conversion of the Afton generating station from a combustion turbine to a combined cycle unit utilizing one of PNM's turbines in storage.  The Company continues to look for appropriately priced generation acquisition and expansion opportunities to support retail electric load growth, the continued expansion of its long-term contract business and to supplement its natural transmission position in the Southwest and West.

During the six months ended June 30, 2005, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its capital requirements and construction expenditures.  The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all of its capital requirements and construction expenditures for the years 2005 through 2009.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

PNM

The main focus of PNM's current construction program is upgrading generation resources, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel.  Projections for total capital requirements for 2005 are $215.5 million with projections for construction expenditures for 2005 constituting $188.5 million of that total.  Total capital requirements are projected to be $1,036 million and construction expenditures are projected to be $894.3 million for 2005-2009.  These estimates are under continuing review and subject to on-going adjustment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TNMP

The main focus of TNMP's current construction program is upgrading and expanding the electric transmission and distribution systems.  Projections for total capital requirements for 2005 are $37.6 million.  Total capital requirements are projected to be $243.1 million for 2005-2009.  These estimates are under continuing review and subject to on-going adjustment.

Liquidity

PNMR

As of August 1, 2005, PNMR had $440.0 million of liquidity arrangements.  The liquidity arrangements consist of $400.0 million from an unsecured revolving credit facility, referred to as the PNMR Facility for purposes of this discussion, and $40.0 million in local lines of credit.  This includes the $25.0 million local line of credit expiring on or before August 16, 2005.  As of August 1, 2005, there were no amounts borrowed against the PNMR Facility or the local lines of credit.  PNMR provides a guarantee of borrowings made by First Choice under the PNMR facility.  As of August 1, 2005, First Choice did not have any borrowing under this program.

PNMR has established a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days.  The commercial paper is unsecured and the proceeds will be used for short-term cash management needs.  The PNMR Facility serves as a backstop for the outstanding commercial paper.  As of August 1, 2005, there were $380.8 million of borrowings outstanding under this program.

PNMR's ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, obtaining required regulatory approvals and financial and wholesale market conditions.  Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

PNMR's credit outlook was considered stable by S&P and Moody's as of the date of this report.  The Company is committed to maintaining or improving its investment grade ratings.  In March 2005, S&P and Moody's rated PNMR's senior notes issued as part of its equity unit sales (see "Financing Activities" below) "BBB-" and "Baa3", respectively.  The PNMR commercial paper program discussed above has been rated "A2" by S&P and "P3" by Moody's.

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

In July 2005, the Board of PNMR approved an 8% increase in PNMR's common stock dividend for an indicated annual rate of $0.80 per share.  This increases the next quarterly dividend to $0.20 per share, payable August 19, 2005, to PNMR shareholders of record as of August 1, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM

As of August 1, 2005, PNM had $393.5 million of liquidity arrangements.  The liquidity arrangements consist of $300.0 million from an unsecured revolving credit facility, referred to as the PNM Facility for purposes of this discussion, $70.0 million from an AR Securitization program and $23.5 million in local lines of credit.  As of August 1, 2005, there were no amounts borrowed against the PNM Facility, the AR Securitization, or the local lines of credit.  At August 1, 2005, PNM also had a $20.0 million borrowing arrangement with PNMR, which is not included in the $393.5 million of liquidity arrangements noted above.  As of August 1, 2005 there were no amounts outstanding under this arrangement.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days.  The commercial paper is unsecured and the proceeds are used for short-term cash management needs.  The PNM Facility serves as a backstop for the outstanding commercial paper.  As of August 1, 2005, PNM had $94.9 million in commercial paper outstanding under this program.

PNM's ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, obtaining required regulatory approvals and financial and wholesale market conditions.  Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

PNM's credit outlook was considered stable by S&P and Moody's as of the date of this report.  The Company is committed to maintaining or improving its investment grade ratings.  As of June 30, 2005, S&P rated PNM's business position as six, its senior unsecured notes as "BBB" with a stable outlook and its preferred stock as "BB+".  As of June 30, 2005, Moody's rated PNM's senior unsecured notes as "Baa2" and its preferred stock as "Ba1".  In April 2004, S&P assigned its "A-2" corporate credit and short-term debt ratings to PNM's rated commercial paper program.  In April 2004, Moody's assigned its "P-2" corporate credit and short-term debt ratings to PNM's rated commercial paper program.

In June 2005, the Board of PNM declared a dividend of $80.0 million that was paid to PNMR in July 2005.

TNMP

In June 2005, TNMP filed an application with the NMPRC to become a borrower and issue notes of up to $100.0 million under the PNMR Facility of $400.0 million. In July 2005, the NMPRC issued an order approving the application.  Required SEC approval remains pending and is expected in the third quarter of 2005.

TNMP's ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, obtaining required regulatory approvals and financial and wholesale market conditions.  Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

TNMP's credit outlook was considered stable by S&P and Moody's as of the date of this report.  The Company is committed to maintaining or improving its investment grade ratings.  As of June 30, S&P rated TNMP's senior unsecured notes at "BBB."  In May 2005, Moody's upgraded TNMP's senior unsecured notes to "Baa3."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contingent Provisions of Certain Obligations

 PNMR, PNM and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions.  Some of these, if triggered, could affect the liquidity of the Company.  PNMR, PNM or TNMP could be required to provide security, immediately pay outstanding obligations or be prevented from drawing on unused capacity under certain credit agreements if the contingent requirements were to be triggered.  The most significant consequences resulting from these contingent requirements are detailed in the discussion below.

PNMR

The committed PNMR Facility contains a "ratings trigger," for pricing purposes only.  If PNMR is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively.  The PNMR Facility contains a material adverse change provision, which, if triggered, could prevent PNMR from drawing on its unused capacity under the PNMR Facility except for drawing to repay any outstanding commercial paper.  In addition, the PNMR Facility contains a contingent requirement that requires PNMR to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65% as well as maintenance of an earnings before interest, taxes, depreciation and amortization to interest ratio of 2.75 times.  If PNMR's debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65% or its interest coverage ratio falls below 2.75, it could be required to repay all borrowings under the PNMR Facility, be prevented from drawing on the unused capacity under the PNMR Facility, and be required to provide security for all outstanding letters of credit issued under the PNMR Facility.

PNM

PNM's standard purchase agreement for the procurement of gas for its retail customers contains a contingent requirement that could require PNM to provide security for its gas purchase obligations if the seller were to reasonably believe that PNM was unable to fulfill its payment obligations under the agreement.

The master agreement for the sale of electricity in the WSPP contains a contingent requirement that could require PNM to provide security if its debt were to fall below investment grade rating.  The WSPP agreement also contains a contingent requirement, commonly called a material adverse change provision, which could require PNM to provide security if a material adverse change in its financial condition or operations were to occur.

The committed PNM Facility contains a "ratings trigger," for pricing purposes only.  If PNM is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively.  The PNM Facility contains a material adverse charge provision, which, if triggered, could prevent PNM from drawing on its unused capacity under the PNM Facility.  The material adverse charge provision does allow drawing to repay outstanding commercial paper.  In addition, the PNM Facility contains a contingent provision

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

that requires PNM to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65% as well as maintenance of an earnings before interest, taxes, depreciation and amortization to interest ratio of 3.0 times.  If PNM's debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65% or its interest coverage ratio falls below 3.0, PNM could be required to repay all borrowings under the PNM Facility, be prevented from drawing on the unused capacity under the PNM Facility, and be required to provide security for all outstanding letters of credit issued under the PNM Facility.

If a contingent requirement were to be triggered under the PNM Facility resulting in an acceleration of the outstanding loans under the PNM Facility, a cross-default provision in the PVNGS leases could occur if the accelerated amount is not paid.  If a cross-default provision is triggered, the lessors have the ability to accelerate their rights under the leases, including acceleration of all future lease payments.

 Financing Activities

 PNMR

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of June 30, 2005, PNMR had approximately $400.9 million of remaining unissued securities under this registration statement.

Effective January 1, 2005, PNMR entered into a $50.0 million loan agreement with PNMR Services Company, a wholly-owned subsidiary.  In addition, PNMR made a $5.0 million equity contribution to PNMR Services Company in January 2005.  These steps were taken to provide PNMR Services Company with liquidity for its operations.

PNMR has entered into three fixed to floating interest rate swaps with an aggregate notional principal amount of $150.0 million.  Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008.  The initial floating rate was 1.91% and will be reset every six months.  The floating rate was reset on March 15, 2005, to 3.84%.  The swap is accounted for as a fair-value hedge with a fair-market value (liability position) of approximately $0.9 million as of June 30, 2005.

In March 2005, PNMR issued 3,910,000 shares of its common stock at $26.76 per share.  PNMR received net proceeds from this offering, after deducting underwriting discounts and commissions and estimated expenses, of approximately $101.0 million.  In addition, in March 2005, PNMR also completed a public offering of 4,945,000 6.75% equity units yielding net proceeds after fees of $239.6 million.

In conjunction with the acquisition of TNP, on June 6, 2005, PNMR made an equity investment of approximately $110.5 million in TNP, which TNP used to repay in full amounts owing under TNP's credit agreement.  In addition, pursuant to PNMR's acquisition of TNP, PNMR agreed to provide funds to TNP to enable TNP to redeem (a) TNP's 14.5% Senior Redeemable Preferred Stock, Series C, (b) TNP's 14.5% Senior

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Redeemable Preferred Stock, Series D (collectively, "Preferred Stock"), and (c) TNP's 10.25% Senior Subordinated Notes due 2010, Series B ("Senior Notes").  On July 6, 2005, TNP redeemed the Preferred Stock by tendering $224.6 million to the holders of the Preferred Stock and redeemed the Senior Notes by tendering $296.5 million to holders of the Senior Notes.  In order to fund a portion of the cost of redemption of TNP's Preferred Stock and Senior Notes, PNMR issued $370.0 million of commercial paper short-term notes under the PNMR commercial paper program.  The balance of the funds necessary for the redemption came from other cash available to PNMR and the total redemption amount was an equity investment by PNMR in TNP.

In August 2004, PNMR had announced that Cascade had agreed to invest $100.0 million in equity-linked securities to be issued by PNMR.  In June 2005, PNMR and Cascade amended their agreement to include a provision that the closing for the agreement would not occur more than 35 days after the closing date of the acquisition of TNP.  In July 2005, PNMR and Cascade further amended the agreement to include a provision that the closing for the agreement shall occur no later than August 14, 2005, to facilitate determination of the final form of the equity-linked securities.  PNMR and Cascade have tentatively agreed to extend the closing date to no later than September 30, 2005.  PNMR intends to use the funds from the closing of the agreement to pay off a portion of the commercial paper issued in July 2005 to fund the redemption of TNP debt discussed above.

PNM

As of June 30, 2005, PNM had approximately $200.0 million of remaining unissued securities registered under its previously filed shelf registration statement.  No additional first mortgage bonds may be issued under PNM's mortgage. The amount of senior unsecured notes that may be issued is not limited by the senior unsecured notes indenture.  However, debt-to-capital requirements in certain PNM's financial instruments and regulatory agreements would ultimately limit the amount of additional debt PNM would issue.

TNMP

In June 2005, TNMP filed an application with the NMPRC to become a borrower and issue notes of up to $100.0 million under the PNMR Facility of $400.0 million. In July 2005, the NMPRC issued an order approving the application.  Required SEC approval remains pending and is expected in the third quarter of 2005.

Depending on the Company's future business strategy, capital needs and market conditions, the Company could enter into additional long-term financings for the purpose of strengthening TNMP's balance sheet, funding growth and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential.  The amount of senior unsecured notes that may be issued is not limited by the senior unsecured notes indenture.  However, debt-to-capital requirements in certain of TNMP's financial instruments and regulatory agreements would ultimately limit the amount of additional debt TNMP would issue.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Structure

 PNMR

PNMR's capitalization, including current maturities of long-term debt, at June 30, 2005 and December 31, 2004 is shown below:

	June 30,	December 31,
	2005	2004

Common Equity	37.3%	52.4%
Preferred Stock	6.7%	0.6%
Long‑term Debt	56.0%	47.0%
Total Capitalization	100.0%	100.0%

      Total capitalization does not include as debt the present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease, which was approximately $173.5 million as of June 30, 2005 and $176.0 million as of December 31, 2004.

The change in the Company's capitalization is due to the issuance of common stock and equity units in March 2005 and the acquisition of TNP on June 6, 2005.  For additional information on the acquisition, refer to Note 2 - "TNP Acquisition," in the Notes to Consolidated Financial Statements.

PNM

PNM's capitalization, including current maturities of long-term debt, at June 30, 2005 and December 31, 2004 is shown below:

	June 30,	December 31,
	2005	2004

Common Equity	49.9%	50.8%
Preferred Stock	0.6%	0.6%
Long‑term Debt	49.5%	48.6%
Total Capitalization	100.0%	100.0%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TNMP

TNMP's capitalization, including current maturities of long-term debt, at June 30, 2005 and December 31, 2004 is shown below:

	June 30,	December 31,
	2005	2004

Common Equity	61.2%	31.3%
Long‑term Debt	38.8%	68.7%
Total Capitalization	100.0%	100.0%

The change in TNMP's capitalization is due to the acquisition of TNP on June 6, 2005 and the effects of push down accounting.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electric prices, changes in interest rates and, historically, adverse market changes for investments held by the Company's various trusts.  Additionally, the Company uses derivative instruments based on certain financial composite indices as part of its enhanced cash management program.  The Company also uses certain derivative instruments for wholesale power marketing transactions in order to take advantage of favorable price movements and market timing activities in the wholesale power markets.  The following additional information is provided.

PNMR controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the PNMR Board.  The Board's Finance Committee sets the risk limit parameters.  The RMC, comprised of corporate and business segment officers and other managers, oversees all of the activities, which include commodity price, credit, equity, interest rate and business risks.  The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies.  PNMR has a risk control organization, headed by a Risk Manager, which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.

The RMC's responsibilities specifically include:  establishment of a general policy regarding risk exposure levels and activities in each of the business segments; authority to approve the types of instruments traded; authority to establish a general policy regarding counterparty exposure and limits; authorization and delegation of transaction limits; review and approval of controls and procedures; review and approval of models and assumptions used to calculate mark-to-market and risk exposure; authority to approve and open brokerage and counterparty accounts; review of hedging and risk activities; and quarterly reporting to the Finance Committee and the PNMR Board on these activities.

The RMC also proposes risk limits, such as VAR and EaR to the Finance Committee.  The Finance Committee ultimately sets the Company's risk limits.

It is the responsibility of each business segment to create its own control procedures and policies within the parameters established by the Finance Committee.  The RMC reviews and approves these policies, which are created with the assistance of the Corporate Controller, Director of Internal Audit and the Director of Financial Risk Management.  Each business segment's policies address the following controls:  authorized risk exposure limits; authorized instruments and markets; authorized personnel; policies on segregation of duties; policies on mark-to-market accounting; responsibilities for deal capture; confirmation procedures; responsibilities for reporting results; statement on the role of derivative transactions; and limits on individual transaction size (nominal value).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably.  As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results or financial position.

Commodity Risk

Marketing and procurement of energy often involve market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis.  These risks fall into three different categories:  price and volume volatility, credit risk of counterparties and adequacy of the control environment.  The Company's operations subject to market risk routinely enter into various derivative instruments such as forward contracts, option agreements and price basis swap agreements to hedge price and volume risk on their purchase and sale commitments, fuel requirements and to enhance returns and minimize the risk of market fluctuations on the wholesale operations.

PNM's wholesale operations, including long-term contracts and and short-term sales, are managed primarily through a net asset-backed marketing strategy, whereby PNM's aggregate net open forward contract position is covered by its forecasted excess generation capabilities. PNM is exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated.  If PNM were required to cover all or a portion of its net open contract position as a result of the aforementioned unexpected situations, it would have to meet its commitments through market purchases. In addition, the wholesale operations utilize discrete market-based transactions to take advantage of opportunities that present themselves in the ordinary course of business. These positions are subject to market risk that is not mitigated by PNM's generation capabilities.

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas.  TECA contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat fuel factor twice a year to recognize changes in natural gas prices.  The rates charged to new customers acquired by First Choice outside of TNMP's service territory are not regulated by the PUCT, but are negotiated with each customer.  As a result, changes in fuel and purchased power costs will affect First Choice's operating results.  First Choice is exposed to market risk to the extent that its retail rates or cost of supply fluctuates with market prices. First Choice's basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply.

First Choice operates within a competitive marketplace; however, to the extent that it serves former TNMP customers under the provisions of the price-to-beat service, it has the ability to file with the PUCT to change the price-to-beat fuel factor twice each year, in the event of significant changes in natural gas prices.  Additionally, in connection with the issuance of a final stranded cost true-up order for TNMP the PUCT will adjust First Choice's fuel factor portion of the price-to-beat downward if natural gas prices are below the prices embedded in the then-current rates.  See Note 8 - "Commitments and Contingencies - TNMP True-Up Proceeding," and Note 9 - "Regulatory and Rate Matters - Retail Competition," in the Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting for Derivatives

 Under the derivative accounting rules and the related accounting rules for energy contracts, PNMR accounts for its various financial derivative instruments for the purchase and sale of energy differently based on management's intent when entering into the contract.  Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for a normal purchase or sale designation are recorded on the balance sheet at fair market value at each period end.  The changes in fair market value are recognized in earnings unless specific hedge accounting criteria are met.  Should an energy transaction qualify as a hedge under SFAS 133, fair market value changes from year to year are recognized on the balance sheet with a corresponding charge to other comprehensive income.  Gains or losses are recognized when the hedged transaction settles.  Derivatives that meet the normal sales and purchases exceptions within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction settles.

The following table shows PNM's wholesale operations' net fair value of mark-to-market energy contracts included in the balance sheet:

	June 30,	December 31,

	2005	2004
	(In thousands)
Mark-to-Market Energy Contracts:
Current asset	$ 6,672	$ 6,890
Long-term asset	7,743	316
Total mark-to-market assets	14,415	7,206
Current liability	(4,422)	(5,007)
Long-term liability	(7,108)	(126)
Total mark-to-market liabilities	(11,530)	(5,133)

Net fair value of mark-to-market energy contracts	$ 2,885	$ 2,073

The mark-to-market energy transactions represent net assets at June 30, 2005 and December 31, 2004 after netting all applicable open purchase and sale contracts.

The market prices used to value PNM's mark-to-market energy transactions are based on index prices and broker quotations.  Generally, market data to value these transactions is available for the next 18-month period only; the remaining time period, referred to as the illiquid period, is valued using internally developed pricing data.  As a result, the Company records liquidity reserves on these contracts for market gains and losses in the illiquid period, effectively limiting the mark-to-market valuation to a rolling 18-month period.  The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions and adjusts its liquidity reserves, accordingly.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides detail of changes in the PNM's wholesale operations' mark-to-market energy transactions' net asset or liability balance sheet position from one period to the next:

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Sources of Fair Value Gain/(Loss)
Fair value at beginning of year	$ 2,073	$ 433

Amount realized on contracts delivered
during period	(254)	1,714
	-	-
Changes in fair value	1,066	2,843

Net fair value at end of period	$ 2,885	$ 4,990

Net change recorded as mark-to-market	$ 812	$ 4,557

The following table provides the maturity of the net assets/(liabilities) of the Company, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash.  The following values were determined using broker quotes:

Fair Value at June 30, 2005

Maturities
Less than
1 year	1-3 Years	4+ Years	Total
	(In thousands)

$2,219	$439	$227	$2,885

As of June 30, 2005, a decrease in market pricing of PNM's mark-to-market energy transactions by 10% would have resulted in a decrease in net earnings of less than 1%.  Conversely, an increase in market pricing of these transactions by 10% would have resulted in an increase in net earnings of less than 1%.

In the normal course of business, TNMP and First Choice enter into commodity contracts in order to meet customer requirements.  Criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception has been defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities."  In accordance with these pronouncements, management has determined that TNMP's and First Choice's contracts for electricity qualify for the normal purchases and sales exception.  Accordingly, TNMP and First Choice do not account for their electricity contracts as derivatives.

With regard to its hedging activities, First Choice recorded unrealized gains (losses), net of reclassification adjustments after June 6, 2005, associated with its natural gas hedges in other comprehensive income, to the extent the hedge is effective, as shown in the following table.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 6, 2005, PNMR acquired 100% of the outstanding common shares of TNP and its subsidiaries, TNMP and First Choice.  The reported amounts reflect the period from June 6, 2005 through June 30, 2005.

	For the Period of June 6 through June 30, 2005
	Before-Tax	Tax Benefit	After-Tax
	Amount	(Expense)	Amount
	(In thousands)

Change in market value	$(3,046)	$ 1,161	$ (1,885)
Reclassification adjustments	3,913	(1,492)	2,421

Other comprehensive income	$ 867	$ (331)	$ 536

Risk Management Activities

PNM's Wholesale Operations measure the market risk of its long-term contracts and wholesale activities using a VAR calculation to maintain the Company's total exposure within management-prescribed limits.  The Company's VAR calculation reports the possible market loss for the respective transactions.  This calculation is based on the transaction's fair market value on the reporting date.  Accordingly, the VAR calculation is not a measure of the potential accounting mark-to-market loss.  In 2005, the Company adopted the Monte Carlo simulation model of VAR.  The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values.  The Company continues to utilize the two-tailed confidence level at 99%.  VAR models are relatively sophisticated.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The VAR methodology employs the following critical parameters:  volatility estimates, market values of open positions, appropriate market-oriented holding periods and seasonally adjusted correlation estimates.  The Company's VAR calculation considers the Company's forward position for the next eighteen months.  The Company uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  The two-tailed confidence level established is 99%.  For example, if VAR is calculated at $10.0 million, it is estimated at a 99% confidence level that if prices move against PNM's positions, the Company's pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2005, the Company revised its methodologies for calculating VAR in order to improve its ability to measure and manage risk.  As a result, the Company also revised its VAR limits to be consistent with the new methodologies.  As previously discussed, the Company adopted the Monte Carlo statistical simulation approach.  In addition, the Company redefined the types of transactions on which it measures VAR.  The total VAR is now based solely on its merchant activities and excludes all effects from the retail operations and the joint dispatch model employed by the Company.  The total VAR limit established is $18.0 million.  For the three months ended June 30, 2005, the average total VAR amount was $12.2 million, with high and low VAR amounts for the period of $16.4 million and $4.0 million, respectively.  The total VAR amount at June 30, 2005 was $14.4 million.  In addition, the Company defined a sub-set of the total VAR that captures all transactions that are not directly asset related and have economic risk.  The VAR limit established for these transactions is $5.0 million.  For the three months ended June 30, 2005, the average VAR amount for these transactions was $0.3 million, with high and low VAR amounts for the period of $1.0 million and $0.1 million, respectively.  The VAR amount for these transactions at June 30, 2005 was $1.0 million.

In 2004, the Company utilized the variance/covariance model of VAR, which is a probabilistic model that measures the risk of loss to earnings in market sensitive instruments.  The variance/covariance model relies on statistical relationships to analyze how changes in different markets can affect a portfolio of instruments with different characteristics and market exposure.  For the three months ended June 30, 2004 the Company's average total VAR amount as reported was $17.8 million, with high and low VAR amounts for the period of $21.6 million and $14.2 million, respectively.  The total VAR amount at June 30, 2004 was $17.0 million.  In the prior year the Company also measured VAR for a subset of transactions that were marked-to-market in accordance with SFAS 133.  The VAR limit established for these transactions was $2.0 million.  For the three months ended June 30, 2004, the average VAR amount for these transactions was $0.4 million, with high and low VAR amounts for the period of $1.1 million and $0.1 million, respectively.  The total VAR amount at June 30, 2004 was $0.5 million.  Because of the nature of the Monte Carlo simulation method now utilized by the Company, reporting of the 2004 VAR amounts using the Company's new approach is neither practical nor representational of the Company's management of risk in 2004.

First Choice measures the market risk of its activities using an EaR calculation to maintain the Company's total exposure within management-prescribed limits. Because of its obligation to serve, First Choice must take its obligations to settlement. Accordingly, a measure that evaluates the settlement of First Choice's positions against earnings provides management with a useful tool to manage its portfolio. First Choice's EaR calculation reports the possible losses against forecasted earnings for its retail load and supply portfolio. This calculation is based on First Choice's forecasted earnings on the reporting date.  The Company utilizes a Delta/Gamma approximation model of EaR.  The Delta/Gamma model calculates a price change within a given time frame, correlation and volatility parameters for each price curve utilized in valuing the mark-to-market of each position to develop a change in value for any position. This process is repeated multiple times to calculate a standard deviation, which is used to arrive at an EaR amount based on a certain confidence level. The model uses the Delta/Gamma approximation to model the optionality related to Price-to-Beat rate resets by both the Company and the PUCT as discussed above. First Choice utilizes the one-tailed confidence level at 95%.  EaR models are relatively sophisticated.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The EaR calculation considers the Company's forward position for the next twelve months and holds each position to settlement.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. For example, if EaR is calculated at $10.0 million, it is estimated at a 95% confidence level that if prices move against First Choice's positions, the losses against the Company's forecasted earnings over the next twelve months would not exceed $10.0 million.

For the three months ended June 30, 2005, the average total EaR amount was $10.1 million, with high and low EaR amounts for the period of $11.5 million and $9.7 million, respectively.  The total EaR amount at June 30, 2005 was $9.8 million.

In July 2005, the Finance Committee approved new risk measures for First Choice. These measures were designed to give First Choice management flexibility to execute its strategies to reduce the risk inherent in the portfolio and to take advantage of market opportunities in a controlled and limited fashion. The Company adopted an EaR limit of $25 million. Upon successful execution of First Choice's strategy to mitigate risk by locking in its floating supply costs at favorable prices, these limits are expected to be lowered to match the new risk profile. In addition, the Company adopted two new VAR measures to monitor the market based mitigation strategies of First Choice management.  The first VAR limit is based on the same total retail load and supply portfolio as the EaR measure; however, the VAR measure is intended to capture the effects of changes in market prices over a 10 day holding period. This holding period is considered appropriate given the nature of First Choice's supply portfolio and the constraints faced by First Choice in the ERCOT market. The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level. This VAR limit was established at $7.5 million. The second VAR limit was established for transactions that are subject to mark-to-market accounting as defined by SFAS 133 and SFAS 149. This calculation captures the effect of changes in market prices over a three day holding period and utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.

The Company's risk measures are regularly monitored by the Company's RMC.  The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.  The VAR and EaR limits represent an estimate of the potential gains or losses that could be recognized on the Company's portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated.  Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.

Credit Risk

The Company is exposed to credit losses in the event of non-performance or non-payment by counterparties.  The Company manages credit on a consolidated basis and uses a credit management process to assess and monitor the financial conditions of counterparties.  Credit exposure is regularly monitored by the RMC. The RMC has put in place procedures to ensure that increases in credit risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides information related to PNM's credit exposure as of June 30, 2005.  The Company does not hold any credit collateral as of June 30, 2005.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM may have.  Also provided is an indication of the maturity of a Company's credit risk by credit ratings of the counterparties.

Schedule of PNM Wholesale Credit Risk Exposure
June 30, 2005

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

Investment grade	$50,312	1	$14,928
Non-investment grade
Internal ratings
Investment grade	272
Non-investment grade	5,785
Total	$56,369		$14,928

(a)       Rating - Included in "Investment Grade" are counterparties with a minimum S&P rating of BBB- or Moody's rating of Baa3.  If the counterparty has provided a guarantee by a higher rated entity (e.g., its parent), determination is based on the rating of its guarantor.  The category "Internal Ratings - Investment Grade" includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company's credit policy.

(b)     The Net Credit Risk Exposure is the net credit exposure to PNM from its Wholesale Operations.  This includes long-term contracts, forward sales and short-term sales. The exposure captures the net amounts due to PNM from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms).  Exposures are offset according to legally enforceable netting arrangements and reduced by credit collateral.  Credit collateral includes cash deposits, letters of credit and performance bonds received from counterparties.  Amounts are presented before those reserves that are determined on a portfolio basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Maturity of Credit Risk Exposure
As of June 30, 2005

			Total
	Less than		Net
Rating	2 Years	2-5 Years	Exposure
		(In thousands)

Investment grade	$45,320	$4,992	$50,312
Non-investment grade
Internal ratings
Investment grade	272		272
Non-investment grade	5,785		5,785
Total	$51,377	$4,992	$56,369

 The Company provides for losses due to market and credit risk.  PNM's credit risk with its largest counterparty as of June 30, 2005 and December 31, 2004 was $14.9 million and $26.2 million, respectively.

First Choice is subject to credit risk from non-performance by its supply counterparties to the extent these contracts have a mark-to-market value in the favor of First Choice. The Constellation power supply agreement established FCPSP, a bankruptcy remote special purpose entity, to hold all of First Choice's customer contracts and wholesale power and gas contracts.  Constellation received a lien on accounts receivable, customer contracts, cash, and the equity of FCPSP as security for First Choice's performance under the power supply agreement.  The provisions of this agreement severely limit First Choice's ability to secure power from alternate sources. Additionally, the terms of the security agreement do not require Constellation to post collateral for any mark-to-market balances in First Choice's favor. At June 30, 2005, the supply contracted with Constellation was in a favorable mark-to-market position for First Choice. When netted against amounts owed to Constellation, this exposure was approximately $35.4 million.  The Constellation power supply agreement collateral provisions will continue until the expiration of the agreement on December 31, 2007.

First Choice has continued to see a reduction in bad debt expense from its retail customers due to reduced customer receivables resulting partially from effective disconnect policies, increased collection activity and refined consumer credit and securitization policies.  Bad debt expenses for the six months ended June 30, 2005 and 2004 were $1.5 million and $4.0 million, respectively.

Retail Gas Supply Hedging Activities

PNM hedges certain portions of natural gas supply contracts in order to protect its retail customers from adverse price fluctuations in the natural gas market.  The financial impact of all hedge gains and losses, including the related costs of the program, is recoverable through the PGAC.  As a result, earnings are not affected by gains and losses generated by these instruments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In order to protect its natural gas customers from the risk of rising prices during the 2005-2006 heating season, in total, PNM plans to expend approximately $7.2 million in 2005 to purchase gas options that essentially cap the amount PNM would pay for each volume of gas subject to the options during the winter heating season.  PNM expects to recover its option premiums as a component of the PGAC during the months of October 2005 through February 2006.

 Interest Rate Risk

PNMR

During the three and six months ended June 30, 2005, PNMR contributed cash of approximately $1.5 million and $3.1 million, respectively, to other post retirement benefits for plan year 2005. The securities held by the trusts had an estimated fair value of $604.4 million as of June 30, 2005, of which approximately 28% were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at June 30, 2005, the decrease in the fair value of the securities would be 2.84% or $4.8 million.  PNMR does not currently recover or return through rates any losses or gains on these securities.  The Company, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses.  The Company does not believe that long-term market returns over the period of funding will be less than required for the Company to meet its obligations.  However, this belief is based on assumptions about future returns that are inherently uncertain.

PNM

PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of PNM's long-term debt is fixed-rate debt, and therefore, does not expose PNM's earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by approximately 2.2%, or $23 million, if interest rates were to decline by 50 basis points from their levels at June 30, 2005.  As of June 30, 2005, the fair value of PNM's long-term debt was approximately $1.02 billion as compared to a book value of $987 million.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

TNMP

In June 2003, TNMP issued $250.0 million of 6.125% Senior Notes due in 2008. In May 2003, TNMP executed a $250.0 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of the senior notes. TNMP paid $4.2 million upon the issuance of senior notes in June 2003 to settle the rate lock.  Through the date of the acquisition, the cost of rate lock was recorded in accumulated other comprehensive income and was being amortized to interest expense over the life of the senior notes.  In conjunction with the acquisition of TNP by PNMR on June 6, 2005, the balance for the rate lock remaining in accumulated other comprehensive income was recorded at fair market value as of the date of acquisition in accordance with SFAS 141.  The fair market value was determined to be zero and the balance of $1.7 million was charged to goodwill.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the period of June 6 through June 30, 2005, TNMP contributed cash of just under $0.1 million to other post retirement benefits for plan year 2005.  The securities held by the trusts for pension plan and other postretirement plan had an estimated fair value of $86.4 million as of June 30, 2005, of which 76% were invested in money market funds.  TNMP does not currently recover or return through rates any losses or gains on these securities.

Equity Market Risk

PNMR

PNMR has a cash management structure that includes a preferred stock dividend capture strategy and various absolute return strategies that have the objective of achieving returns higher than that associated with cash management plans and with bond like volatility.  PNMR's initial investment in the enhanced cash management program was $10.0 million and an additional $2.0 million was invested in February 2005.  As of June 30, 2005 and December 31, 2004, the balance in this investment, including profits and interest, was $13.5 million and $10.6 million, respectively.

PNM

PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other postretirement benefits.  The trusts hold certain equity securities as of June 30, 2005.  These equity securities also expose the Company to losses in fair value.  Approximately 59% of the securities held by the various trusts were equity securities as of June 30, 2005.   Similar to the debt securities held for funding decommissioning and certain pension and other postretirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

TNMP

TNMP and its subsidiaries sponsor a defined benefit pension plan covering substantially all of its employees.  TNMP also sponsors a health care plan that provides post retirement medical and death benefits.  Contributions are made to trusts that fund both of these employee benefits.  The trusts held a certain equity mutual fund as of June 30, 2005, which exposes TNMP to losses in fair value.  Approximately 22% of the assets in the retiree medical and death benefit trusts were invested in an equity index mutual fund. Approximately 24% of the assets in the pension were invested in an equity index mutual fund as of June 30, 2005.

OTHER ISSUES FACING THE COMPANY

See Note 8 - "Commitments and Contingencies," in the Notes to Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NEW ACCOUNTING STANDARDS

There have been no new accounting standards that materially affected the Company this period.  See Note 1 - "Summary of the Business and Significant Accounting Policies - Stock Based Compensation," in the Notes to Consolidated Financial Statements for discussion of SFAS No. 123 (revised 2004), "Share Based Payment."

 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Statements made in this filing that relate to future events or PNMR's, PNM's or TNMP's expectations, projections, estimates, intentions, goals, targets and strategies, are made pursuant to the Private Securities Litigation Reform Act of 1995.  Readers are cautioned that all forward-looking statements are based upon current expectations and estimates and PNMR, PNM and TNMP assume no obligation to update this information.

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM and TNMP caution readers not to place undue reliance on these statements.  PNMR's, PNM's and TNMP's business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements.  These factors include:

  The potential unavailability of cash at TNP and its subsidiaries,

  The risk that TNP and its subsidiaries will not be integrated successfully into PNMR,

  The risk that the benefits of the TNP acquisition will not be fully realized or will take longer to realize than expected,

  Disruption from the TNP acquisition making it more difficult to maintain relationships with customers, employees, suppliers or other third parties,

  Changing conditions in the financial markets relevant to the TNP acquisition,

  The outcome of any appeals of the PUCT order in the stranded cost true-up proceeding or the acquisition proceeding,

  The ability of First Choice to attract and retain customers,

  Changes in ERCOT protocols,

  Changes in the cost of power acquired by First Choice,

  Collections experience,

  Insurance coverage available for claims made in litigation,

  Fluctuations in interest rates,

  Weather,

  Water supply,

  Changes in fuel costs,

  Availability of fuel supplies,

  The effectiveness of risk management and commodity risk transactions,

  Seasonality and other changes in supply and demand in the market for electric power,

  Variability of wholesale power prices,

  Volatility in market liquidity,

  Changes in the competitive environment in the electric and natural gas industries,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The performance of generating units and transmission systems,

  The ability of the Company to secure long-term power sales,

  The risks associated with completion of construction of Luna, including construction delays and unanticipated cost overruns,

  State and federal regulatory and legislative decisions and actions,

  The outcome of legal proceedings,

  Changes in applicable accounting principles,

  The performance of state, regional and national economies, and

  The other factors described in "Risk Factors" in this report.

See also "Quantitative and Qualitative Disclosure About Market Risk" above for information about the risks associated with PNMR's, PNM's and TNMP's use of derivative financial instruments.

SECURITIES ACT DISCLAIMER

Certain securities to be issued in connection with the TNP acquisition transaction and commercial paper described in this report have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. This report does not constitute an offer to sell or the solicitation of an offer to buy any securities.

RISK FACTORS

The business and financial results of PNMR, PNM and TNMP are subject to a number of risks and uncertainties, including those set forth below and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.  This discussion incorporates potential risks for PNMR, PNM and TNMP.

PNMR may fail to successfully integrate acquisitions, including TNP, into its other businesses or otherwise fail to achieve the anticipated benefits of pending and future acquisitions.

As part of PNMR's growth strategy, PNMR is pursuing, and intends to continue to pursue, a disciplined acquisition strategy.  While PNMR expects to identify potential synergies, cost savings, and growth opportunities prior to the acquisition and integration of acquired companies or assets, PNMR may not be able to achieve these anticipated benefits due to, among other things:

  delays or difficulties in completing the integration of acquired companies or assets,

  higher than expected costs or a need to allocate resources to manage unexpected operating difficulties,

  diversion of the attention and resources of its management,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  reliance on inaccurate assumptions in evaluating the expected benefits of a given acquisition,

  inability to retain key employees or key customers of acquired companies, and assumption of liabilities unrecognized in the due diligence process.

With respect to the TNP acquisitio, PNMR cannot assure that it will be able to successfully integrate TNP with PNMR's businesses.  The integration of TNP with PNMR's other businesses will present significant challenges and, as a result, PNMR may not be able to operate the combined company as effectively as expected.  Also, even if PNMR manages to realize greater than anticipated benefits from the integration of TNP into its business, PNMR's regulated subsidiaries may be required by their regulators to return these benefits to ratepayers.  In connection with the Texas and New Mexico settlements relating to the TNP acquisition, for example, TNMP agreed to provide ratepayers in Texas and New Mexico with rate credits over various periods of time resulting from anticipated synergy savings from the acquisition.  PNMR may also fail to achieve the anticipated benefits of the acquisition as quickly or as cost-effectively as anticipated or may not be able to achieve those benefits at all.

While PNMR expects that this acquisition will be accretive to earnings and cash flow in the first full year of operation after the transaction is completed, this expectation is based on important assumptions, including assumptions related to interest rates, market prices for power, its ability to achieve operational benefits from operating the companies as a unified operation and the number of TNMP's customers that PNMR will be able to retain, which may ultimately be incorrect.  In addition, the agreement TNMP has entered into with the PUCT staff and others relating to the TNP acquisition includes a two-year electric rate freeze and a $13.0 million annual rate reduction in TNMP's retail delivery rates effective May 1, 2005, which could adversely affect profitability if costs at TNMP are not controlled.  Additionally, the agreement entered into with the NMPRC staff and others provides TNMP's New Mexico electric customers with a three-phase 15% rate reduction to begin January 2006 and end December 2010.  As a result, if PNMR is unable to integrate its businesses with TNP effectively or achieve the benefits anticipated, PNMR's business, financial position, results of operations and liquidity may be materially adversely affected.

PNMR, PNM and TNMP are subject to complex government regulation, which may have a negative impact on their business, financial position and results of operations.

PNMR, PNM and TNMP are subject to comprehensive regulation by several federal, state and local regulatory agencies, which significantly influences their operating environment and may affect their ability to recover costs from utility customers. In particular, the NMPRC, the PUCT, the SEC, the FERC, the NRC, the EPA, ERCOT, the NMED and the TCEQ regulate many aspects of their utility operations, including siting and construction of facilities, conditions of service, the issuance of securities, and the rates that the regulated entities can charge customers. PNMR, PNM and TNMP are required to have numerous permits, approvals and certificates from these agencies to operate their business. The rates that PNM and TNMP are allowed to charge for their retail services significantly influence PNMR's and those subsidiaries' business, financial position, results of operations and liquidity.  Due to pending federal regulatory reforms, the public utility industry continues to undergo change.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 8, 2005, the President signed the Energy Policy Act of 2005 into law.   The legislation covers many areas, including the items set forth in Note 9 - "Regulatory and Rate Matters," in the Notes to the Consolidated Financial Statements and elsewhere in this report.  The Energy Policy Act of 2005 requires several rule makings by the FERC and other governmental agencies in order to implement its provisions.  PNMR is in the process of evaluating the effect of the Energy Policy Act of 2005.

PNMR and its subsidiaries are unable to predict the impact on their business and operating results from the future regulatory activities of any agency that regulates them or from the implementation of the Energy Policy Act of 2005.  Changes in regulations or the imposition of additional regulations may require PNMR and its regulated subsidiaries to incur additional expenses or change business operations, and therefore may have an adverse impact on PNMR's and those subsidiaries' results of operations.

PNM's retail electric rate reduction and retail electric rate freeze, and the New Mexico settlement relating to the TNP acquisition, could adversely affect its profit margin if it does not control costs.

With NMPRC approval, PNM agreed to decrease its retail electric rates by 6.5% in two phases as follows: 4% effective September 1, 2003, and an additional 2.5% effective September 1, 2005.  PNM also agreed to freeze these reduced retail electric rates through December 31, 2007.  PNM's costs, however, are not frozen.  In addition, the TNP acquisition settlement in New Mexico provides resolution on how synergy savings will be allocated among PNM's gas and electric customers.  Pursuant to the TNP acquisition stipulation in New Mexico:

  PNM's 413,000 electric customers will receive rate credits totaling $4.6 million or nearly $1.84 million annually over a 30-month period beginning January 2008.

  PNM's 471,000 gas customers will receive $4.3 million in rate credits over five years, or $860,000 annually, beginning June 6, 2005. Thus, PNM's ability to maintain its profit margins depends upon increased demand for electricity and PNM's efforts to control costs incurred in supplying that electricity, including, in particular, its coal costs.

PNM does not have the benefit of a fuel adjustment clause for its retail electric operations that would allow it to recover increased fuel and purchased power costs from customers.  Therefore, to the extent that PNM has not hedged its fuel and power costs, it is exposed to changes in fuel and power prices to the extent fuel for its electric generating facilities and power must be purchased on the open market in order for it to serve its retail electric customers.  PNM anticipates being able to reduce base fuel costs as a result of its revised coal contract relating to the new underground mine serving SJGS.  However, if the anticipated base fuel cost savings do not occur because of problems at the new mine or if PNM cannot control other operating expenses, the retail electric rate freeze may decrease PNM's profit margin.  The retail electric rate freeze will also affect PNM's ability to earn a return or recover from its customers costs associated with investments in generation, transmission and distribution facilities since it will not be able to increase retail electric rates to recover those costs until at least after the end of the rate freeze.  For example, in connection with the electric retail rate freeze stipulation, PNM

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

agreed to invest $60.0 million per year through 2007 in gas and electric utility infrastructure, increasing to $64.0 million per year after PNM and TNMP are integrated.  If future recovery of these costs ceases to be probable, PNM would be required to record a charge to earnings in the period for the portion of the costs that were determined not to be recoverable.  The electric retail rate freeze stipulation does, however, allow PNM to seek a general rate adjustment for certain changes in environmental or tax laws.

PNMR and PNM are not able to predict what rate treatment PNM will receive following the expiration of the retail electric rate freeze in New Mexico.  Some of the factors that influence rates are largely outside their control. In response to competitive, economic, political, legislative and/or regulatory pressures,  PNM may have to agree to further rate freezes, rate refunds or rate reductions, any or all of which could have a significant adverse effect on PNMR's and PNM's business, financial position, results of operations and liquidity.

The impact from the TNP acquisition settlements could adversely affect TNMP's profit margin if TNMP does not control costs.

The TNP acquisition settlements for TNMP in Texas and New Mexico provide for the following:

  a two-year electric rate freeze that includes a $13.0 million annual rate reduction in TNMP's retail delivery rates effective May 1, 2005,

  a $6.0 million synergy savings credit amortized over 24 months effective after the closing of the transaction,

  a three-phase rate reduction totaling 15%, beginning January 2006 and ending December 2010, provides for TNMP's electric customers in southern New Mexico.  The rate reduction, which includes TNMP's annual synergy-savings allocation will lower TNMP electric rates by $9.6 million in the first year, and maintaining PNM as the power supplier for TNMP's New Mexico needs through 2010.

In addition, as part of the New Mexico settlement relating to the TNP acquisition, TNMP's current fuel and purchased power adjustment clauses will be eliminated no later than March 31, 2006.  Also, the New Mexico settlement requires the integration of TNMP's New Mexico assets into PNM effective January 1, 2007.  The companies, however, will maintain separate rates through 2010.

PNMR and TNMP are not able to predict what rate treatment TNMP will receive following the expiration of the retail electric rate provisions in New Mexico.  Some of the factors that influence rates are largely outside their control. In response to competitive, economic, political, legislative and/or regulatory pressures, TNMP may have to agree to further rate freezes, rate refunds or rate reductions, any or all of which could have a significant adverse effect on PNMR's and TNMP's business, financial position, results of operations and liquidity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ability of First Choice to attract and retain customers and its ability to mitigate the fluctuation in costs of energy supply could have a significant adverse effect on PNMR's business, financial position, results of operations and liquidity.

In 2002, retail competition began in Texas under the provisions of Senate Bill 7.  Prior to 2002, TNMP operated as an integrated utility in Texas.  In accordance with Senate Bill 7 and in compliance with a plan approved by the PUCT, TNMP separated its Texas utility operations into three components: (1) an unregulated retail sales business operated by First Choice; (2) a regulated power transmission and distribution business operated by TNMP and (3) power generation, a business which TNMP is no longer engaged in.

As a result of the acquisition of TNP, PNMR is exposed to competition in the unregulated Texas retail electricity market through First Choice, which serves customers at price-to-beat rates and customers at competitive rates.  In order to compete effectively in the Texas retail electricity market, First Choice must be able to attract and retain customers on the basis of cost and service, while managing the cost of its energy supply.  The ability of First Choice to compete successfully in the Texas market could have a significant effect on PNMR's business, financial position, results of operations and liquidity.

PNM is currently the subject of several regulatory proceedings and named in multiple lawsuits with respect to PNM's participation in the United States' Western energy markets.

The FERC is conducting industry-wide proceedings and investigations related to the alleged dysfunctions of the organized California market and the Pacific Northwest market during 2000 and 2001.

California Refund Proceeding

SDG&E and other California buyers filed a complaint with the FERC in 2000 against sellers into the California wholesale electric market.  Hearings were held in September 2002, and the ALJ issued the "Proposed Findings on California Refund Liability" in December 2002, in which it was determined that the Cal ISO had, for the most part, correctly calculated the amounts of the potential refunds owed by sellers.  The ALJ identified what were termed "ballpark" figures for the amount of refunds due under the order in an appendix to the proposed findings document.  Pursuant to the FERC's order, PNM filed, in conjunction with the competitive supplier group, initial comments in January 2003 to the ALJ's preliminary findings addressing errors PNMR believes the ALJ made in the proposed findings, and filed reply comments in February 2003.

Prior to the December 2002 ALJ decision, the Ninth Circuit ordered the FERC to allow the parties in the case to provide additional evidence regarding alleged market manipulation by sellers.  Several California parties submitted additional evidence in March 2003 to support their position that virtually all market participants, including PNM, either engaged in specific market manipulation strategies or facilitated such strategies.  PNM maintains that it did not engage in improper wholesale activities, and filed reply evidence in March 2003, denying the allegations against it.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2003, the FERC issued an order substantially adopting the ALJ's findings in the December 2002 decision, but requiring a change to the formula used to calculate refunds.  The FERC raised concerns that the indices for California gas prices, a major element in the refund formula, had been subject to potential manipulation and were unverifiable.  The effect of this change would be to increase PNM's refund liability.  In October 2003, the FERC issued its order on rehearing in which it affirmed its decision to change the gas price indices used to calculate the refund amounts.  This has the effect of increasing PNMR's amount of refund.  The precise amounts, however, will not be certain until the Cal ISO and Cal PX recalculate the refund amounts.  In a report filed by the Cal ISO in March 2005, the Cal ISO indicated that the Cal PX had concluded its recalculation of the adjustments for hourly price mitigation.  The Cal ISO is waiting to receive audited fuel cost information from market participants as a result of the fuel cost proceedings currently pending at the FERC before finalizing its recalculated refund amounts.  In June 2004, the FERC hosted a settlement conference in which the California parties proposed a settlement template for the California refund proceedings.  PNMR has engaged in discussions with California parties based upon the template provided in the settlement conference, but is unable to predict whether settlement will be reached.

In September 2004, the Ninth Circuit issued its decision in one of the lead appellate cases addressing the FERC's refund order.  The Ninth Circuit upheld the FERC's authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules.  The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate.  PNM participated with other competitive sellers requesting rehearing by the Ninth Circuit, which is still pending.  Additional appeals are still pending before the Ninth Circuit, including CPUC vs FERC, a case addressing the scope of market transactions subject to refund.  PNM has participated in this appeal as one of the members of the competitive sellers group.  The Company cannot predict the ultimate outcome of any FERC proceeding that may result from these appeals, or whether PNM will be ultimately directed to make any additional future refunds as the result of the decision; however, the Company has recorded a reserve for this contingency.

Pacific Northwest Refund Proceeding

In addition to the California refund proceedings, Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable.  In September 2001, the ALJ issued a recommended decision and declined to order refunds associated with wholesale electric sales in the Pacific Northwest.  In a ruling similar to the one issued in the California refund proceeding, the FERC allowed additional discovery to take place and the submission of additional evidence in the case in March 2003.  In June 2003, the FERC issued an order terminating the proceeding and adopting the ALJ's recommendation that no refunds should be ordered.  Several parties in the proceeding filed requests for rehearing and in November 2003, the FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001.  In November 2003, the Port of Seattle filed an

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

appeal of the FERC's order denying rehearing in the Ninth Circuit, which is still pending.  As a participant in the proceedings before the FERC, PNMR is also participating in the appeal proceedings.  The Ninth Circuit has scheduled oral arguments in the appeal for September 2005.  PNMR is unable to predict the ultimate outcome of this appeal, or whether PNM will ultimately be directed to make any refunds.

California Attorney General Complaint

In March 2002, the California Attorney General filed a complaint with the FERC against numerous sellers regarding prices for wholesale electric sales into the Cal ISO and Cal PX markets and to the California Department of Water Resources.  PNM was among the sellers identified in this complaint and filed its answer and motion to intervene.  In its answer, PNM defended its pricing and challenged the theory of liability underlying the California Attorney General's complaint.  In May 2002, the FERC entered an order denying the California Attorney General's request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions.  PNM has made filings required by the May 2002 order.  The California Attorney General filed a petition for review in the Ninth Circuit.  PNM intervened in the Ninth Circuit appeal and participated as a party in that proceeding.  As noted above, in September 2004, the Ninth Circuit issued its decision upholding the FERC's authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules.  The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate.  PNM participated with other competitive sellers requesting rehearing en banc by the Ninth Circuit, which is still pending.  PNMR cannot predict the ultimate outcome of the FERC proceeding on remand, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.

Wholesale Power Marketing Antitrust Suit

In June 2004, PNM received notice that PNM has been included in a list of 56 defendants that have been sued by the City of Tacoma Department of Public Utilities in federal district court in the State of Washington.  PNM has been listed in a class of defendants referred to as the "Trading Defendants", who allegedly engaged in buying, selling and marketing power in California and other locations in the Western United States.  The complaint alleges the Trading Defendants acted in concert among themselves and with "Non-Defendant Trading Co-Conspirators" that were engaged in conduct that amounted to market manipulations, which the complaint defines as a pattern of activities that had the purpose and effect of creating the impression that the demand for power was higher, the supply of power was lower, or both, than was in fact the case.  The complaint identified specific conduct that allegedly amounted to market manipulations, including the submission of false information and misrepresentation regarding load schedules, bids, power supply, transmission congestion, source and destination of energy, the supply and provision of energy and ancillary services.  The complaint alleged the activities of the Trading Defendants, along with "Generator Defendants", who are defined as generators who generated power for sale into California and other Western markets, and the co-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

conspirators, resulted in substantially increased prices for energy in the Pacific Northwest spot market in excess of what otherwise would have been the price absent such unlawful acts, in violation of antitrust laws.  The complaint asserted damages in excess of $175.0 million from the multiple defendants.  There have been three recent Ninth Circuit decisions that, collectively, appear to make Plaintiffs' case more difficult to prevail.  As a result, PNM joined a motion to dismiss the City of Tacoma Department of Public Utilities complaint given Ninth Circuit precedent.  In a decision issued in February 2005, the district court judge in the case granted defendants' motion to dismiss.  As a result, the antitrust lawsuit against PNM filed by the City of Tacoma Department of Public Utilities was dismissed.  In March 2005, the City of Tacoma Department of Public Utilities filed an appeal in the Ninth Circuit contesting the district court's decision to dismiss the complaint.  PNM will participate in the appeal in support of the dismissal.  PNMR cannot predict the outcome of this appeal, or whether PNMR will be required to make any refunds or pay damages as a result of this litigation.

There are inherent risks in the operation of nuclear facilities, such as environmental, health and financial risks and the risk of terrorist attack.

PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases.  PVNGS is subject to environmental, health and financial risks such as the ability to dispose of spent nuclear fuel, the ability to maintain adequate reserves for decommissioning, potential liabilities arising out of the operation of these facilities, and the costs of securing the facilities against possible terrorist attacks and unscheduled outages due to equipment and other problems.  PNM maintains nuclear decommissioning trust funds and external insurance coverage to minimize its financial exposure to some of these risks; however, it is possible that damages could exceed the amount of insurance coverage.  Although the decommissioning trust funds are designed to provide adequate funds for decommissioning at the end of the expected life of the PVNGS units, there is the risk of insufficient decommissioning trust funds in the event of early decommissioning of the units.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  In addition, if a serious nuclear incident were to occur at PVNGS, it could materially and adversely affect PNM's and PNMR's business, financial position, results of operations and liquidity. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.  Each PVNGS lease describes certain events, including "Events of Loss" or "Deemed Loss Events", the occurrence of which could require PNM to, among other things, (i) pay the lessor and the equity investor, in return for the investor's interest in PVNGS, cash in the amount provided in the lease and (ii) assume debt obligations relating to the PVNGS lease. The "Events of Loss" generally relate to casualties, accidents and other events at PVNGS, which would severely, adversely affect the ability of the operating agent, APS, to operate, and the ability of PNM to earn a return on its interests in, PVNGS.  The "Deemed Loss Events" consist mostly of legal and regulatory changes (such as changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). PNMR and PNM believe that the probability of such "Events of Loss" or "Deemed Loss Events" occurring is remote for the following reasons: (i) to a

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 large extent, prevention of "Events of Loss" and some "Deemed Loss Events" is within the control of the PVNGS participants, including PNMR, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (ii) with respect to other "Deemed Loss Events," which would involve a significant change in current law and policy, they are unaware of any pending proposals or proposals being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any of those events.

PNMR's and its electric subsidiaries' financial performance may be adversely affected if their power plants and transmission and distribution system are not successfully operated.

PNMR's and its electric subsidiaries' financial performance depends on the successful operation of their generation, transmission and distribution assets.  Unscheduled or longer than expected maintenance outages, other performance problems with the electric generation assets, severe weather conditions, accidents and other catastrophic events, disruptions in the delivery of fuel and other factors could reduce its excess generation capacity and therefore limit the electric subsidiaries' ability to opportunistically sell excess power in the wholesale market.  Diminished generation capacity could also result in the aggregate net open forward electric sales position being larger than forecasted generation capacity.  If this were to occur, purchases of electricity in the wholesale market would be required under contracts priced at the time of execution or, if in the spot market, at the then-current market price.  There can be no assurance that sufficient electricity would be available at reasonable prices, or at all, if such a situation were to occur.  Failures of transmission or distribution facilities may also cause interruptions in the services the electric subsidiaries provide.  These potential generation, distribution and transmission problems, and any potentially related service interruptions, could result in lost revenues and additional costs.

PNMR's, PNM's and TNMP's counterparties may not meet their obligations to us.

PNMR and its operating subsidiaries are exposed to risk that counterparties, which owe them money, energy or other commodities or services, will not be able to perform their obligations.  The possibility that certain counterparties may fail to perform their obligations has increased due to financial difficulties, in some cases brought on by improper or illegal accounting and business practices, affecting some participants in the energy industry.  Should the counterparties to these arrangements fail to perform, PNMR or its affected subsidiary might be forced to honor the underlying commitment at then-current market prices.  In such event, PNMR or the affected subsidiary might incur losses in addition to amounts, if any, already paid to the counterparties.

The operations of PNMR and its operating subsidiaries are subject to risks beyond their control that may reduce their revenues.

 PNMR's and its operating subsidiaries' revenues are affected by the demand for electricity and natural gas.  That demand can vary greatly based upon:

  weather conditions, seasonality and temperature extremes,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  fluctuations in economic activity and growth in PNMR's service area and the Western region of the United States,

  the extent of additional energy available from current or new competitors, and the ability of First Choice to attract and retain customers.

Weather conditions will impact the revenues that PNMR and its operating subsidiaries obtain from electric wholesale sales.  Very warm and very cold temperatures, especially for prolonged periods, can dramatically increase the demand for electricity for cooling and heating, respectively, as opposed to the effect of more moderate temperatures.  Very warm temperatures inside the subsidiary's service territory reduce the amount of power available to sell on the wholesale market.

Drought conditions in New Mexico generally, and especially in the Four Corners region, in which the San Juan Generating Station and the Four Corners Generating Station are located, may affect the water supply for PNM's generating plants.  If adequate precipitation is not received in the watershed that supplies the Four Corners areas, PNM may have to decrease generation at these plants, which would reduce PNM's ability to sell excess power on the wholesale market and reduce its revenues.  As such, if the drought conditions continue or regulators or legislators take action to limit the PNM's supply of water, PNM's and PNMR's business may be adversely impacted.  Although PNM has been able to maintain adequate access to water in the past, PNM cannot be certain that it will be able to do so in the future.

An inability to raise capital could limit PNMR's ability to execute its growth strategy and finance its capital requirements, which could adversely affect PNMR's business, financial position, results of operations and liquidity.

PNMR and its operating subsidiaries rely on access to both short-term money markets and longer-term capital markets as a source of liquidity for any capital requirements not satisfied by the cash flow from our operations, which could include capital requirements for energy infrastructure investments and funding new projects. If PNMR and its operating subsidiaries are not able to access capital at competitive rates or at all, PNMR's ability to implement its growth strategy and its ability to finance capital requirements, if needed, will be limited.  Market disruptions or any downgrade of PNMR's or its operating subsidiaries' credit rating may increase the cost of borrowing or adversely affect their ability to raise capital through the issuance of securities or other borrowing arrangements, which could have a material adverse effect on their business, financial position, results of operations and liquidity.  These disruptions could include:

  an economic downturn,

  changes in capital market conditions generally,

  the bankruptcy of an unrelated energy company,

  increased market prices for electricity and gas,

  terrorist attacks or threatened attacks on facilities of PNMR's operating subsidiaries or those of unrelated energy companies, and deterioration in the overall health of the utility industry.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 A significant reduction in the credit ratings of PNMR or its operating subsidiaries could materially and adversely affect their business, financial position, results of operations and liquidity.

PNMR, PNM and TNMP cannot be sure that any of their current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency.  Any downgrade:

  could increase borrowing costs, which would diminish financial results,

  could require payment of a higher interest rate in future financings and the potential pool of investors and funding sources could decrease,

  could increase borrowing costs under certain of existing credit facilities,

  could also require the provision of additional support in the form of letters of credit or cash or other collateral to various counterparties,

  could limit access to or increase the cost of access to the commercial paper market, and below investment grade credit ratings would also require approvals from the NMPRC for new wholesale plant projects and for continuing to participate in wholesale plant projects of more than a certain dollar value and under certain conditions.

The ratings from rating agencies reflect only the views of such rating agencies and are not recommendations to buy, sell or hold our securities.  Each rating should be evaluated independently of any other rating.  Any downgrade or withdrawal of PNMR's, PNM's or TNMP's current ratings may have an adverse effect on the market price of their outstanding debt.

 Costs of environmental compliance, liabilities and litigation could exceed PNMR's and its operating subsidiaries' estimates which could adversely affect their business, financial position, results of operations and liquidity.

Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations.  PNMR, PNM and TNMP cannot predict how they would be affected if existing environmental laws and regulations were revised, or if new environmental laws and regulations seeking to protect the environment were adopted, but any such changes could increase their financing requirements or otherwise adversely affect their business, financial position, results of operations and liquidity.  Revised or additional laws and regulations could also result in additional operating restrictions on their facilities or increased compliance costs that may not be fully recoverable in rates, thereby reducing net income.  For example, any future changes in the interpretation of the Clean Air Act's new source review provisions could potentially increase operating and maintenance costs substantially.  Similarly, in March 2005, the EPA adopted the Clear Air Act Mercury Rule, which is intended to reduce mercury emissions from coal-fired generation plants.  PNMR and PNM cannot be certain how this rule will affect them.

In addition, PNM or TNMP may be designated as a responsible party for environmental clean-up at a site identified by a regulatory body.  PNMR, PNM and TNMP cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up and compliance costs, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.  Failure to comply with environmental laws and regulations, even if caused by factors beyond PNM's or TNMP's control, may result in the assessment of civil or criminal penalties and fines.

 PNMR's business, results of operations and financial position may be adversely affected if PNMR and its operating subsidiaries do not successfully compete for wholesale customers and generation plant acquisition opportunities.  Wholesale plants will be exposed to price risk to the extent they must compete for the sale of energy and capacity.

The electric utility industry has experienced a substantial increase in competition at the wholesale level, caused by changes in federal law and regulatory policy. As a result of the Public Utility Regulatory Policies Act of 1978 and the Energy Policy Act of 1992, competition in the wholesale electricity market has greatly increased due to a greater participation by traditional electricity suppliers, non-utility generators, independent power producers, wholesale power marketers and brokers, and due to the trading of energy futures contracts on various commodities exchanges. In 1996, the FERC issued new rules on transmission service to facilitate competition in the wholesale market on a nationwide basis.  The rules give greater flexibility and more choices to wholesale power customers.  Also, in July 2002, the FERC issued a notice of proposed rulemaking (which has not yet been adopted) related to open access transmission service and standard electricity market design.

As a result of the changing regulatory environment and the relatively low barriers to entry (which include, in addition to open access transmission service, relatively low construction costs for new generating facilities), PNMR expects competition to steadily increase. This increased competition could affect load forecasts, acquisition opportunities and wholesale energy sales and related revenues.  Given that during 2004, PNM's sales in the wholesale electric market accounted for approximately 62% of our total MWh sales, the impact of these changes on PNMR's and PNM's financial results could be material.  The effect on their business, results of operations and financial position could vary depending on the extent to which:

  PNMR and its operating subsidiaries are able to acquire additional generation to compete in the wholesale market,

  new opportunities are created for the expansion of wholesale load, and current wholesale customers elect to purchase from other suppliers after existing contracts expire.

PNM's long-term contracts to supply power expire from 2006 through 2020.  PNM's ability to renew these contracts at terms comparable to those currently in place is dependent upon prevailing market conditions at the time of negotiations.

To the extent electric capacity generated by wholesale plants is not under contract to be sold or committed to serving its retail electric load, either now or in the future, the business, results of operations and financial position of PNMR and PNM will generally depend on the prices that can be obtained for energy and capacity in New Mexico and adjacent markets.  Among the factors that would influence these prices, all of which are beyond PNMR's and PNM's control to a significant degree, are those described in the next risk factor.

 PNMR and its operating subsidiaries may not be able to mitigate fuel and wholesale electricity pricing risks, which could result in unanticipated liabilities or increased volatility in earnings.

The business and operations of PNMR and its operating subsidiaries are subject to changes in purchased power prices and fuel costs that may cause increases in the amounts that must be paid for power supplies on the wholesale market and the cost of producing power in owned generation plants.  As evidenced by the California energy crisis in 2000-2001, prices for electricity, fuel and natural gas may fluctuate substantially over relatively short periods of time and expose PNMR and its operating subsidiaries to significant commodity price risks.

Among the factors that could affect market prices for electricity and fuel are:

  prevailing market prices for coal, oil, natural gas and other fuels used in PNM's generation plants, including associated transportation costs, and supplies of such commodities,

  changes in the regulatory framework for the commodities markets that PNMR and its operating subsidiaries rely on for purchased power and fuel,

  liquidity in the general wholesale electricity market,

  the actions of external parties; such as the FERC or independent system operators, that may impose price limitations and other mechanisms to address some of the volatility in the United States' Western energy markets, weather conditions impacting demand for electricity or availability of hydroelectric power or fuel supplies,

  the rate of growth in electricity as a result of population changes, regional economic conditions and the implementation of conservation programs,

  union and labor relations,

  natural disasters, wars, embargoes and other catastrophic events, and changes in federal and state energy and environmental laws and regulations.

PNMR and its operating subsidiaries rely on derivatives such as forward contracts, futures contracts, options and swaps to manage these risks.  They attempt to manage their exposure from these activities through enforcement of established risk limits and risk management procedures.  PNMR and its operating subsidiaries cannot be certain that these strategies will be successful in managing pricing risk, or that they will not result in net liabilities as a result of future volatility in these markets.

In addition, although PNMR and its operating subsidiaries routinely enter into contracts to offset positions (i.e. to hedge its exposure to the risks of demand, market effects of weather and changes in commodity prices), they do not always hedge the entire exposure of their operations from commodity price volatility.  Furthermore, their ability to hedge exposure to commodity price volatility depends on liquid commodity markets.  To the extent the commodity markets are illiquid, they may not be able to execute their risk management strategies, which could result in greater open positions than they would prefer at a given time.  To the extent that open positions exist, fluctuating commodity prices can improve or diminish the business, financial position, results of operations and liquidity of PNMR and its operating subsidiaries.

 Impairments of PNMR's, PNM's and TNMP's tangible long-lived assets could adversely affect their business, financial position, liquidity and results of operations.

PNMR, PNM and TNMP evaluate their tangible long-lived assets for impairment whenever indicators of impairment exist pursuant to SFAS 144.  These potential impairment triggers would include fluctuating market conditions as a result of industry deregulation; planned and scheduled customer purchase commitments; future market penetration; fluctuating market prices resulting from factors including changing fuel costs and other economic conditions; weather patterns; and other market trends.  Accounting rules require that if the sum of the undiscounted expected future cash flows from a company's asset (excluding interest charges that will be recognized as expenses when incurred) is less than the carrying value of the asset, then asset impairment must be recognized in the financial statements.  The amount of impairment recognized is the difference between the fair value of the asset and the carrying value of the asset.  PNMR and PNM determined that no triggering events occurred during the period for their generation assets.

PNM has three turbines, which are currently in storage, with a combined carrying value of approximately $79.7 million.  PNM believes that it will be able to place two of the turbines in service and recover the costs of these two turbines in rates.  In July 2005, PNM filed with the NMPRC an application for a Certificate of Public Convenience and Necessity in which PNM requested NMPRC approval to include in PNM's retail rate base in its next retail electric rate case the costs associated with the conversion of the Afton generating station from a combustion turbine to a combined cycle unit utilizing one of the turbines in storage.  PNMR and PNM analyzed the remaining turbine for impairment and concluded no impairment existed based on their plans for its use.  The carrying amount of this turbine at June 30, 2005, 2005 was $16.6 million.  PNMR and PNM expect to begin construction utilizing this turbine over the next several years.  If PNMR and PNM were unable to realize these plans, PNMR and PNM would be forced to recognize a loss with respect to the carrying value of the turbine depending on prevailing market conditions.  PNMR and PNM will continue to analyze the turbine for impairment in accordance with SFAS 144.

Impairments of goodwill and intangible assets of PNMR and its subsidiaries could adversely affect their business, financial position, liquidity and results of operations.

PNMR recorded $482.8 million of goodwill as a result of its acquisition of TNP.  As required by SFAS 142, PNMR evaluates goodwill for impairment annually and between annual tests whenever indicators of impairment exist pursuant to SFAS 142. Impairment of goodwill exists when the carrying amount of goodwill exceeds its implied fair value.  The implied value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined.

PNMR also recorded $63.1 million of other intangible assets as a result of its acquisition of TNP.  Of the $63.1 million of acquired intangible assets, $53.2 million was assigned to the trade name "First Choice".  The trade name has an indefinite useful life and therefore, no amortization will be recognized until its useful life is determined to be no longer indefinite. PNMR will evaluate the remaining useful life of the First Choice trade name each reporting period as required by SFAS 142 to determine whether events or circumstances continue to support an indefinite useful life.

The remaining $ 9.9 million of acquired intangible assets was assigned to the First Choice customer list.  The useful life of the customer list is estimated to be eight years and will be amortized on a straight-line basis over eight years. PNMR will evaluate the remaining useful life of the First Choice customer list each reporting period as required by SFAS 144 to determine whether events or circumstances continue to support the remaining amortization period.

 Actual results could differ from estimates used to prepare PNMR's, PNM's and TNMP's financial statements.

In preparing the financial statements in accordance with GAAP, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  For more information about these estimates and assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates".

Provisions of PNMR's organizational documents, as well as several other statutory and regulatory factors, will limit another party's ability to acquire PNMR and could deprive PNMR's shareholders of the opportunity to gain a takeover premium for shares of PNMR's common stock.

PNMR's restated articles of incorporation and by-laws include a number of provisions that may have the effect of discouraging persons from acquiring large blocks of PNMR's common stock or delaying or preventing a change in control of PNMR. The material provisions that may have such an effect include:

  authorization for the PNMR Board to issue PNMR's preferred stock in series and to fix rights and preferences of the series (including, among other things, whether, and to what extent, the shares of any series will have voting rights, subject to certain limitations, and the extent of the preferences of the shares of any series with respect to dividends and other matters), provisions classifying PNMR's Board into three classes, with the directors being elected for staggered terms,

  advance notice procedures with respect to any proposal other than those adopted or recommended by PNMR's Board, and provisions specifying that only a majority of the Board, the chairman of the Board, the president or holders of not less than one-tenth of all of PNMR's shares entitled to vote may call a special meeting of stockholders.

Under the New Mexico Public Utility Act, approval of the NMPRC is required for certain transactions that may result in our change in control or exercise of control.  Certain acquisitions by any person of PNMR's outstanding voting securities would also require approval of the SEC under PUHCA.  Se Note 9 - "Regulatory and Rate Matters," in the Notes to Consolidated Financial Statements for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See "Quantitative and Qualitative Disclosure About Market Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations".

 ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PNM and TNMP each maintain disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of each of the registrants' disclosure controls and procedures as of the end of the period covered by this report conducted by the registrants' management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that each of the registrants is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Changes in Internal Controls

The following material changes in internal controls occurred during the second quarter of 2005: i) implemented a new application utilized in the deal capture and accounting processes for PNM Wholesale activities and ii) upgraded an application utilized in accounting for the PNM Wholesale activities.

TNP Acquisition

With the acquisition, the Company developed an interface process to transfer the financial reporting information from TNP to the system that the Company uses to produce its consolidated financial statements for internal and external reporting.  This was the only material change in internal control that resulted from the acquisition.  The Company is currently undergoing a diligent effort to ensure TNP's compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  As integration activities occur, the Company will continue to integrate the Company's internal controls into TNP's operations.  It is expected that this effort will continue during the remainder of 2005 and into 2006.

Except as described above, there were no other changes in internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

See Note 8 - "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for information related to the following matters, incorporated in this item by reference.

  Tax Refund Litigation

  Navajo Nation Environmental Issues

  Citizen Suit Under the Clean Air Act

  Excess Emissions Reports

  Santa Fe Generating Station

  Natural Gas Royalties Qui Tam Litigation

  Asbestos Cases

  SESCO Matter (for both PNM and TNMP)

  Legal Proceedings discussed under the captions "Western United States Wholesale Power Market" and "FERC Rule Making"

  Wholesale Power Marketing Antitrust Suit

  TNMP True-Up Proceeding

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting

The annual meeting of shareholders was held on May 17, 2005.  The matters voted on at the meeting and the results were as follows:

The election of the following nominees to serve as directors as follows:

Director	Votes For	Votes Against Or Withheld

         Terms expiring in 2008 (Class "A" Directors):

Adelmo E. Archuleta	49,748,081	5,344,233
Julie A. Dobson	49,955,446	5,136,868
Charles E. McMahen	53,356,190	1,736,124

The approval of the selection by the Company's Board of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2005, was voted on, as follows:

Votes For	Votes Against Or Withheld	Abstentions
39,462,877	15,523,385	106,051

The approval of an amendment to the Restated Articles of Incorporation of PNM Resources, Inc. to authorize the granting of additional voting rights to holders of any series of preferred stock that is convertible into common stock, subject to a cap on the amount of preferred stock that may be outstanding at any one time with the additional new voting rights, was voted on, as follows:

Votes For	Votes Against Or Withheld	Abstentions
38,794,199	11,810,465	198,920

The approval of the Amended and Restated Omnibus Performance Equity Plan, which permits non-employee Board members to participate and increases the number of shares available for award by 4,500,000 shares, to extend the term of the plan to 2015 and to make changes to the plan to facilitate compliance with Section 409A of the Internal Revenue Code of 1985, as amended, was voted on, as follows:

Votes For	Votes Against Or Withheld	Abstentions
38,033,740	11,868,962	875,295

 ITEM 5.  OTHER EVENTS

COMPANY WEBSITE

The Company's internet address is http://www.pnmresources.com.  (This is a new internet address that became effective April 26, 2005.)  The contents of this website address are not a part of this Form 10-Q.  The Company's filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, are accessible free of charge at http://www.pnmresources.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC, and, upon request, are available in print from the Company free of charge.  Additionally, the Company's Corporate Governance Principles, code of ethics (Do the Right Thing-Principles of Business Conduct) and charters of the Company's Audit and Ethics Committee, Governance and Public Policy Committee, Human Resources and Compensation Committee and Finance Committee are available on the Company's website at http://www.pnmresources.com/ge/index and such information is available in print, without charge, to any shareholder who requests it.  On the pnm.com website, a click on any portion of the "Investing" or "Governance" sections will automatically inform the user of the new website and provide a direct link to pnmresources.com.

New TNMP Bylaws

 On August 4, 2005, the board of directors of TNMP approved new bylaws that became effective on August 4, 2005.  A copy of TNMP's new bylaws is attached hereto as exhibit 3.2.2.  On June 6, 2005 (and reported in Item 5.03 of a Current Report on Form 8-K filed by TNMP on June 10, 2005), TNMP amended and modified its bylaws to permit the execution, in connection with the acquisition by PNMR of TNP and its subsidiaries, of a unanimous written consent of the shareholder and directors of TNMP by its sole shareholder and director, without the necessity for further notice to, or act or approval of such shareholder or director.  These amended bylaws were replaced on August 4, 2005 by the new bylaws.

 Summary of Changes to the TNMP bylaws

 Article 1 of the previous TNMP bylaws on offices was deleted and replaced by Article VI, Section 4 of the new bylaws which provides that the principal office shall be established and maintained at a place designated by the board of directors.  Article I of the new bylaws on shareholder meetings provides that the annual meeting shall be held at the time and the place specified by the board (instead of every fourth Friday in April) and provides that notice must be mailed to shareholders not less than 30 days before the meeting and that the record date shall not exceed 30 days before the meeting date.  Article II on directors (Article III of the old bylaws) now provides that the number of directors shall be not less than 3 nor more than 12 (instead of  9 members including one independent director).  The new bylaws do not anticipate having the position of advisory director.  Special meetings may be held whenever called by the chairman, the president or any 3 directors (instead of by the chairman, president, secretary or any 2 directors).  The provisions on removal and retirement of directors, vacancy, regular meeting dates and payment of dividends were deleted.  The indemnification of officers and directors to the full extent authorized by Texas law is now contained in Article II, Section 7 instead of in Article VII, Section 5.

TNMP bylaws now contain a new Article III on contracts and negotiable instruments which discusses authorized signatories and shareholder ratification of certain contracts or acts.  Article IV of the new bylaws provides that the officers of TNMP shall be a president, secretary, treasurer, controller and one or more vice presidents elected annually by the board of directors.  There is no longer any specific section on salaries and contracts with officers.  Article V, section 4 provides that record dates may be fixed and stock transfer books may be closed for not more than 30 days nor less than 10 days before any shareholder meeting (instead of not more than 50 days as in Article II, section 6(b) and Article VI, section 6 of the old bylaws).  The directors may amend bylaws, except that only the common shareholders of TNMP are authorized to amend the bylaw provisions relating to the number of directors, compensation of directors and selection of the chairman and president.

Officers of TNMP and TNP

On August 5, 2005, the Boards of Directors of TNMP and TNP confirmed that J. R. Loyack, Senior Vice President and Chief Financial Officer of PNMR and PNM, will also serve as the Chief Financial Officer of TNMP and TNP, respectively, and that T. G. Sategna, Vice President and Corporate Controller and Chief Accounting Officer of PNMR and PNM, will also serve as Chief Accounting Officer for TNMP and TNP, respectively.

ITEM 6.  EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended through June 27, 2005

3.1.2	TNMP	Articles of Incorporation of TNMP, as amended through July 8, 2005

3.2.3	TNMP	Bylaws of TNMP as adopted on August 4, 2005

10.9	PNMR

Consent and Waiver Dated as of April 5, 2005 to Receivables Purchase Agreement Dated as of April 8, 2003 among PNM Receivables Corp., as seller, PNM, as servicer, the Investors, Bank of America, N.A., as successor-in-interest to Fleet Securities, Inc., as managing agent and deal agent.

**10.31.1	PNMR	First Amendment to the PNM Resources, Inc. Non-Union Severance Pay Plan effective June 6, 2005

**10.31.2	PNMR	Second Amendment to the PNM Resources, Inc. Non-Union Severance Pay Plan effective June 6, 2005.

**10.56.1	PNMR	First Amendment to the PNM Resources, Inc. Executive Savings Plan II effective June 6, 2005

**10.63	TNMP	Texas-New Mexico Company Excess Benefit Plan, As Amended and Restated Effective October 1, 1996.

10.86.1	PNM

Amendment Three to Underground Coal Sales Agreement executed April 29, 2005 among San Juan Coal Company, PNM and Tucson Electric Coal Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission).

12.1	PNMR	Ratio of Earnings to Fixed Charges.

12.2	PNMR	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

12.3	TNMP	Ratio of Earnings to Fixed Charges.

31.1	PNMR/PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	PNMR/PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	PNMR/PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	PNMR/PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** designates each management contract or compensatory plan or arrangement required to be identified.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: August 8, 2005	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)