Form 10-Q
period 2005-09-30
TEXAS NEW MEXICO POWER CO
filed 2005-11-03
CIK 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
(A Texas Corporation)
4100 International Plaza,
P.O. Box 2943
Fort Worth, Texas 76113
(817) 731-0099

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  YES   X    NO

Indicate by check mark whether each Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
PNM Resources, Inc. ("PNMR") YES X NO Public Service Company of New Mexico ("PNM") YES NO X Texas-New Mexico Power Company ("TNMP") YES NO X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES NO X

As of October 31, 2005, 68,763,951 shares of common stock, no par value per share, of
PNMR were outstanding.
The total number of shares of Common Stock of PNM outstanding as of
October 31, 2005 was 39,117,799 all held by PNMR.
The total number of shares of Common Stock of TNMP outstanding as of
October 31, 2005 was 9,615 all held indirectly by PNMR.

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

            On June 6, 2005, PNMR completed its acquisition of TNP Enterprises, Inc. and Subsidiaries.  See Note 2 - "TNP Acquisition," in the Notes to Consolidated Financial Statements under Part I, Item 1, of this report for further information.  Commencing with the Form 10-Q for the quarter ended June 30, 2005, TNMP was included in the filing of PNMR and PNM.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

  INDEX

Page No.
GLOSSARY	1

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

PNM Resources, Inc. and Subsidiaries
Consolidated Statements of Earnings
Three and Nine Months Ended September 30, 2005 and 2004	4
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004	5
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004	7
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2005 and 2004	9
Public Service Company of New Mexico and Subsidiary
Consolidated Statements of Earnings
Three and Nine Months Ended September 30, 2005 and 2004	10
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004	11
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004	13
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2005 and 2004	15
Texas-New Mexico Power Company and Subsidiaries
Consolidated Statements of Earnings
Three and Nine Months Ended September 30, 2005 and 2004	16
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004	18
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004	20
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2005 and 2004	22
Notes to the Consolidated Financial Statements	24

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	88

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	167

ITEM 4. CONTROLS AND PROCEDURES	167

GLOSSARY

Afton...................................	Afton Generating Station
ALJ......................................	Administrative Law Judge
APB.....................................	Accounting Principles Board
APS.....................................	Arizona Public Service Company
ARO....................................	Asset Retirement Obligation
AR Securitization...............	Accounts Receivable Securitization
BLM.....................................	U.S. Department of the Interior Bureau of Land Management
Board...................................	Board of Directors
BTU.....................................	British Thermal Unit
Cal PX.................................	California Power Exchange
Cal ISO................................	California Independent System Operator
Cascade...............................	Cascade Investment, LLC
CCN....................................	Certificate of Public Convenience and Necessity
Congress.............................	United States Congress
Constellation.......................	Constellation Energy Commodities Group, Inc.
CPUC..................................	California Public Utilities Commission
Decatherm..........................	1,000,000 BTUs
Delta....................................	Delta-Person Limited Partnership
DOJ.....................................	United States Department of Justice
EaR......................................	Earnings at Risk
EIP.......................................	Eastern Interconnection Project
EITF.....................................	Emerging Issues Task Force
EPE......................................	El Paso Electric Company
EPA.....................................	United States Environmental Protection Agency
ERCOT................................	Electric Reliability Council of Texas
FASB...................................	Financial Accounting Standards Board
FCPSP.................................	First Choice Power Special Purpose, L.P.
FERC...................................	Federal Energy Regulatory Commission
First Choice.........................	First Choice Power, L. P. and Subsidiaries
FIP.......................................	Federal Implementation Plan
Four Corners.......................	Four Corners Power Plant
GAAP..................................	Generally Accepted Accounting Principles in the United
States of America
Gathering Company..........	Sunterra Gas Gathering Company, a wholly‑owned
subsidiary of PNM Resources, Inc.
GCT.....................................	Grand Canyon Trust
Global Electric Agreement.	Signed by PNMR and other parties in 2003; provided for a five-year rate path for New Mexico jurisdictional customers beginning in September 2003
Great Southwestern...........	Great Southwestern Construction, Inc.
IBLA.................................... IRS.......................................	Interior Board of Land Appeals United States Internal Revenue Service
Laurel Hill...........................	Laurel Hill Capital Partners
LIBOR.................................	London Interbank Offered Rate
Lordsburg...........................	Lordsburg Generating Station

Luna....................................	Luna Energy Facility
MMBTUs.............................	Million British Thermal Units
Moody's...............................	Moody's Investor Services, Inc.
MW.....................................	Megawatt
MWh...................................	Megawatt Hour
Navajo Acts........................	Navajo Nation Air Pollution Prevention and Control Act, the
Navajo Nation Safe Drinking Water Act, and the Navajo
Nation Pesticide Act
Ninth Circuit......................	United States Court of Appeals for the Ninth Circuit
NMED.................................	New Mexico Environment Department
NMPRC...............................	New Mexico Public Regulation Commission, successor to the
New Mexico Public Utility Commission
NNHPD..............................	Navajo Nation Historic Preservation Department
NRC....................................	United States Nuclear Regulatory Commission
NSPS...................................	New Source Performance Standards
NSR.....................................	New Source Review
OATT..................................	Open Access Transmission Tariff
O&M...................................	Operations and Maintenance Expense
PGAC..................................	Purchased Gas Adjustment Clause
PG&E..................................	Pacific Gas and Electric Co.
PNM....................................	Public Service Company of New Mexico and Subsidiary
PNMR.................................	PNM Resources, Inc. and Subsidiaries
PPA.....................................	Power Purchase Agreement
PSA.....................................	Power Supply Agreement
PSD.....................................	Prevention of Significant Deterioration
Processing Company..........	Sunterra Gas Processing Company, a wholly‑owned
subsidiary of PNM Resources, Inc.
PUCT..................................	Public Utility Commission of Texas
PUHCA...............................	The Public Utility Holding Company Act of 1935
PURPA................................	Public Utility Regulatory Policy Act of 1978
PVNGS................................	Palo Verde Nuclear Generating Station
Reeves.................................	Reeves Generating Station
REP......................................	Retail Electricity Provider
Restructuring Act...............	New Mexico Electric Utility Industry Restructuring Act of 1999, as amended
RMC....................................	Risk Management Committee
RMRR..................................	Routine Maintenance, Repair or Replacement
RTO.....................................	Regional Transmission Organization
SCE......................................	Southern California Edison Company
SDG&E................................	San Diego Gas and Electric Company
SEC......................................	United States Securities and Exchange Commission
Senate Bill 7........................	Legislation that established retail competition in Texas
SESCO.................................	San Angelo Electric Service Company
SFAS...................................	Statement of Financial Accounting Standards
SJCC....................................	San Juan Coal Company
SJGS.....................................	San Juan Generating Station
SO2......................................	Sulfur Dioxide

S&P.....................................	Standard and Poor's Ratings Services
SW Acquisition...................	SW Acquisition, L.P.
TCEQ..................................	Texas Commission on Environmental Quality
TECA..................................	Texas Electric Choice Act (also known as Senate Bill 7)
TNMP..................................	Texas‑New Mexico Power Company and Subsidiaries
TNP.....................................	TNP Enterprises, Inc. and Subsidiaries
Throughput........................	Volumes of gas delivered, whether or not owned by the
Company
USBR...................................	United States Bureau of Reclamation
USFS....................................	United States Forest Service
VaR.....................................	Value at Risk
Wood River.........................	Wood River Partners, L.P.
WSPP..................................	Western Systems Power Pool

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Operating Revenues:
Electric	$ 518,529	$ 313,147	$1,103,648	$ 863,783
Gas	78,258	73,530	325,752	330,290
Other	330	178	884	557
Total operating revenues	597,117	386,855	1,430,284	1,194,630

Operating Expenses:
Cost of energy sold	362,863	226,849	848,532	703,862
Administrative and general	59,961	37,537	153,457	120,486
Energy production costs	36,526	33,735	112,364	107,977
Depreciation and amortization	36,847	21,802	96,859	74,370
Transmission and distribution costs	21,179	14,755	50,292	44,397
Taxes, other than income taxes	17,184	8,178	36,626	25,924
Income taxes	12,246	11,784	24,776	29,601
Total operating expenses	546,806	354,640	1,322,906	1,106,617
Operating income	50,311	32,215	107,378	88,013

Other Income and Deductions:
Interest income	10,760	9,270	31,682	28,035
Other income	5,433	1,513	11,777	4,926
Carrying charges on regulatory assets	1,910	-	2,435	-
Other deductions	(7,557)	(236)	(17,567)	(4,222)
Other income taxes	(3,693)	(2,918)	(9,747)	(9,104)
Net other income and deductions	6,853	7,629	18,580	19,635

Interest Charges	28,145	12,280	62,689	38,164

Preferred Stock Dividend
Requirements	536	147	2,736	440

Net Earnings	$ 28,483	$ 27,417	$ 60,533	$ 69,044

Net Earnings per Common Share:

Basic	$ 0.41	$ 0.45	$ 0.93	$ 1.14

Diluted	$ 0.41	$ 0.45	$ 0.92	$ 1.13

Dividends Declared per Common Share	$ 0.400	$ 0.160	$ 0.585	$ 0.560

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$3,269,524	$2,488,961
Gas plant in service	699,294	680,487
Common plant in service and plant held for future use	156,387	140,818
	4,125,205	3,310,266
Less accumulated depreciation and amortization	1,346,557	1,135,510
	2,778,648	2,174,756
Construction work in progress	155,042	124,381
Nuclear fuel, net of accumulated amortization of $17,669 and $16,448	28,919	25,449

Net utility plant	2,962,609	2,324,586

Other Property and Investments:
Investment in lessor notes	287,020	308,680
Other investments	162,005	139,848
Non-utility property, net of accumulated depreciation of $6 and $1,773	4,815	1,437

Total other property and investments	453,840	449,965

Current Assets:
Cash and cash equivalents	144,799	17,195
Special deposits	2,933	-
Accounts receivable, net of allowance for uncollectible accounts
of $4,077 and $1,329	119,258	96,600
Unbilled revenues	110,983	104,708
Other receivables	54,091	48,393
Inventories	45,730	41,352
Regulatory assets	14,147	3,339
Other current assets	99,218	51,967

Total current assets	591,159	363,554

Deferred charges:
Regulatory assets	427,090	217,196
Prepaid pension cost	90,417	87,336
Goodwill	492,693	-
Other intangible assets	62,718	-
Other deferred charges	56,033	44,998

Total deferred charges	1,128,951	349,530
	$5,136,559	$3,487,635

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity:
Common stock outstanding (no par value)	$ 798,638	$ 638,826
Accumulated other comprehensive loss, net of tax	(68,892)	(89,813)
Retained earnings	571,678	550,566

Total common stockholders' equity	1,301,424	1,099,579
Cumulative preferred stock of subsidiary without mandatory redemption
($100 par value)	11,529	11,529
Long-term debt	1,647,077	987,823

Total capitalization	2,960,030	2,098,931

Current Liabilities:
Short-term debt	474,699	94,700
Accounts payable	157,286	117,645
Accrued interest and taxes	47,384	15,796
Other current liabilities	214,641	128,476

Total current liabilities	894,010	356,617

Deferred Credits:
Accumulated deferred income taxes	417,590	284,528
Accumulated deferred investment tax credits	34,776	35,360
Regulatory liabilities	377,899	327,419
Asset retirement obligations	50,446	50,361
Additional minimum pension liability	164,801	164,801
Accrued pension liability	3,825	-
Accrued postretirement benefit cost	20,816	16,102
Other deferred credits	212,366	153,516

Total deferred credits	1,282,519	1,032,087

Commitments and Contingencies (see Note 8)	-	-
	$5,136,559	$3,487,635

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$ 60,533	$ 69,044
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	112,000	96,837
Allowance for equity funds used during construction	(1,784)	(802)
Accumulated deferred income tax	17,330	2,056
Net unrealized (gains) losses on trading and investment contracts	380	(1,343)
Other	358	-
Changes in certain assets and liabilities:
Accounts receivable	10,236	9,936
Unbilled revenues	27,499	10,704
Accrued post-retirement benefit costs	(2,574)	(5,101)
Deferred charges	(10,326)	(2,893)
Other assets	(25,571)	17,942
Accounts payable	(3,724)	(20,083)
Accrued taxes	46,899	47,864
Accrued interest	(6,857)	1,434
Deferred credits	(15,482)	(3,132)
Other liabilities	(38,309)	(9,830)
Net cash flows from operating activities	170,608	212,633

Cash Flows From Investing Activities:
Utility plant additions	(128,578)	(83,880)
Nuclear fuel additions	(10,349)	(5,820)
Utility plant additions related to allowance for borrowed funds
used during construction and capitalized interest	(2,176)	(2,251)
Return of principal of PVNGS lessor notes	21,091	20,292
Cash acquired from purchase of TNP, net of cash paid	34,531	-
Other	1,039	(8,207)
Net cash flows from investing activities	(84,442)	(79,866)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)

Cash Flows From Financing Activities:
Short-term debt borrowings (repayments), net	380,000	(98,742)
Long-term debt borrowings	239,832	-
Long-term debt repayments	(399,626)	-
Issuance of common stock	101,231	-
Redemption of TNP preferred stock	(224,564)	-
Exercise of employee stock options	(16,064)	(9,578)
Dividends paid	(39,583)	(29,031)
Other	212	490
Net cash flows generated (used) by financing activities	41,438	(136,861)
Increase (decrease) in cash and cash equivalents	127,604	(4,094)
Beginning of period	17,195	12,694
End of period	$144,799	$ 8,600
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$ 55,396	$ 33,942
Income taxes (refunded), net	$(16,176)	$ (5,508)

Supplemental schedule of noncash investing and financing activities:
PNMR purchased all of the outstanding common shares of TNP for $107.6 million in cash and $87.4 million in PNMR common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$1,494,744
Cash paid for TNP common shares	(107,602)
PNMR common stock exchanged for TNP common stock	(87,392)
Liabilities assumed	$1,299,750

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)

Net Earnings	$ 28,483	$ 27,417	$ 60,533	$ 69,044
Other Comprehensive Income, net of tax:

Unrealized gain (loss) on securities:
Unrealized holding gains (losses)
during the period, net of income
tax (expense) benefit of $(297),
$(205), $(1,792) and $(477)	452	313	2,733	728
Reclassification adjustment for
amounts included in net income,
net of income tax (expense)
benefit of $64, $319,
$1,819 and $701	(97)	(487)	(2,775)	(1,069)

Additional minimum pension liability
adjustment, net of income tax expense
of $(12)	-	-	-	19

Mark-to-market adjustment for
certain derivative transactions:
Change in fair market value of
designated cash flow hedges,
net of income tax (expense)
benefit of $(9,116), $290,	17,162	(442)	22,004	3,222
$(12,189) and $(2,112)
Reclassification for amounts in net
income, net of income tax
(expense) benefit of $669, $329
$682 and $261	(1,021)	(502)	(1,041)	(399)

Total Other Comprehensive Income (Loss)	16,496	(1,118)	20,921	2,501

Total Comprehensive Income	$ 44,979	$ 26,299	$ 81,454	$ 71,545

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)

Operating Revenues:
Electric	$ 325,274	$ 313,147	$ 857,722	$ 863,783
Gas	78,258	73,530	325,752	330,290
Total operating revenues	403,532	386,677	1,183,474	1,194,073

Operating Expenses:
Cost of energy sold	249,660	226,811	703,776	703,751
Administrative and general	45,695	37,056	128,102	121,075
Energy production costs	36,484	33,735	112,364	107,977
Depreciation and amortization	27,406	21,157	83,315	72,597
Transmission and distribution costs	15,532	14,755	43,546	44,397
Taxes, other than income taxes	7,913	7,523	23,664	23,805
Income taxes	2,433	12,074	17,458	30,095
Total operating expenses	385,123	353,111	1,112,225	1,103,697
Operating income	18,409	33,566	71,249	90,376

Other Income and Deductions:
Interest income	9,697	9,230	28,000	27,746
Other income	3,963	2,028	9,222	5,297
Other deductions	(2,677)	(1,225)	(9,704)	(2,816)
Other income taxes	(3,987)	(2,715)	(9,989)	(9,693)
Net other income and deductions	6,996	7,318	17,529	20,534

Interest Charges	14,139	13,189	40,896	39,774

Net Earnings	11,266	27,695	47,882	71,136

Preferred Stock Dividend
Requirements	132	147	396	440

Net Earnings Available for
Common Stock	$ 11,134	$ 27,548	$ 47,486	$ 70,696

The accompanying notes, as they related to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$2,541,812	$2,488,961
Gas plant in service	699,294	680,487
Common plant in service and plant held for future use	98,797	97,369
	3,339,903	3,266,817
Less accumulated depreciation and amortization	1,185,966	1,125,444
	2,153,937	2,141,373
Construction work in progress	101,510	110,406
Nuclear fuel, net of accumulated amortization of $17,669 and $16,448	28,919	25,449

Net utility plant	2,284,366	2,277,228

Other Property and Investments:
Investment in lessor notes	287,020	308,680
Other investments	151,404	116,134
Non-utility property	966	966

Total other property and investments	439,390	425,780

Current Assets:
Cash and cash equivalents	12,855	16,448
Special deposits	247	-
Accounts receivable, net of allowance for uncollectible accounts
of $1,353 and $1,329	78,898	96,600
Unbilled revenues	74,529	104,708
Other receivables	46,123	45,717
Inventories	44,209	41,246
Regulatory assets	14,147	3,339
Other current assets	50,849	39,933

Total current assets	321,857	347,991

Deferred charges:
Regulatory assets	281,360	217,196
Prepaid pension cost	90,417	87,336
Other deferred charges	39,217	38,199

Total deferred charges	410,994	342,731
	$3,456,607	$3,393,730

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder's equity:
Common stock outstanding ($5 par value)	$ 195,589	$ 195,589
Paid-in-capital	556,761	556,761
Accumulated other comprehensive loss, net of tax	(88,193)	(89,813)
Retained earnings	338,934	371,455

Total common stockholder's equity	1,003,091	1,033,992
Cumulative preferred stock of subsidiary without mandatory redemption
($100 par value)	11,529	11,529
Long-term debt	987,206	987,676

Total capitalization	2,001,826	2,033,197

Current Liabilities:
Short-term debt	114,000	60,400
Accounts payable	78,082	116,763
Intercompany accounts payable	22,615	38,700
Accrued interest and taxes	46,386	28,783
Other current liabilities	155,647	91,765

Total current liabilities	416,730	336,411

Deferred Credits:
Accumulated deferred income taxes	286,150	278,907
Accumulated deferred investment tax credits	33,039	35,360
Regulatory liabilities	338,728	327,419
Asset retirement obligations	50,446	50,361
Additional minimum pension liability	164,801	164,801
Accrued postretirement benefit cost	14,010	16,102
Other deferred credits	150,877	151,172

Total deferred credits	1,038,051	1,024,122
Commitments and Contingencies (see Note 8)	-	-
	$3,456,607	$3,393,730

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$ 47,882	$ 71,136
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	99,155	95,047
Allowance for equity funds used during construction	(1,701)	(774)
Accumulated deferred income tax	3,433	2,056
Net unrealized (gains) losses on trading and investment contracts	380	(1,343)
Changes in certain assets and liabilities:
Accounts receivable	17,703	9,936
Unbilled revenues	30,179	10,704
Accrued post-retirement benefit costs	(5,173)	(5,101)
Other assets	(21,444)	11,899
Accounts payable	(43,709)	(12,644)
Accrued interest and taxes	17,603	47,622
Deferred credits	(14,358)	(2,033)
Other liabilities	(34,940)	(9,403)
Net cash flows from operating activities	95,010	217,102
Cash Flows From Investing Activities:
Utility plant additions	(78,507)	(83,626)
Nuclear fuel additions	(10,349)	(5,820)
Utility plant additions related to allowance for borrowed funds used
during construction and capitalized interest	(1,476)	(2,024)
Purchase of bond investments	-	(12,247)
Return of principal of PVNGS lessor notes	21,091	20,292
Other	(1,844)	(2,569)
Net cash flows from investing activities	(71,085)	(85,994)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)

Cash Flows From Financing Activities:
Short-term debt borrowings (repayments), net	53,600	(97,700)
Dividends paid	(80,396)	(440)
Other financing	(422)	(240)
Change in intercompany accounts	(300)	(36,273)
Net cash flows from financing activities	(27,518)	(134,653)
Decrease in cash and cash equivalents	(3,593)	(3,545)
Beginning of period	16,448	11,607
End of period	$12,855	$ 8,062
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$45,379	$ 35,890
Income taxes paid (refunded), net	$ 3	$ (2,749)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)

Net Earnings	$ 11,134	$ 27,548	$ 47,486	$ 70,696
Other Comprehensive Income, net of tax:

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) during
the period, net of income tax
(expense) benefit of $(297), $(205),
$(1,792) and $(477)	452	313	2,733	728
Reclassification adjustment for amounts
included in net income, net of
Income tax (expense) benefit of $64
$319, $1,819 and $701	(97)	(487)	(2,775)	(1,069)

Additional minimum pension liability
adjustment, net of income tax expense
of $(12)	-	-	-	19

Mark-to-market adjustment for certain
derivative transactions:
Change in fair market value of
designated cash flow hedges, net of
$841, $290, $(1,771)
and $(2,112)	(1,283)	(442)	2,703	3,222
Reclassification for amounts in net
income, net of income tax (expense)
benefit of $669, $329, $682 and $261	(1,021)	(502)	(1,041)	(399)

Total Other Comprehensive Income (Loss)	(1,949)	(1,118)	1,620	2,501

Total Comprehensive Income	$ 9,185	$ 26,430	$ 49,106	$ 73,197

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Post-Acquisition	Pre-Acquisition
	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Operating Revenues:
Electric	$71,441	$74,732
Total operating revenues	71,441	74,732

Operating Expenses:
Cost of energy sold	25,764	25,956
Administrative and general	5,970	7,552
Depreciation and amortization	7,814	7,433
Transmission and distribution costs	5,670	4,442
Taxes, other than income taxes	6,597	6,509
Income taxes	4,412	5,760
Total operating expenses	56,227	57,652
Operating income	15,214	17,080

Other Income and Deductions:
Interest income	660	128
Other income	202	237
Carrying charges on regulatory assets	1,910	928
Other deductions	(43)	(157)
Other income taxes	(1,050)	(436)
Net other income and deductions	1,679	700

Interest Charges	7,250	6,971

Net Earnings	$ 9,643	$10,809

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the period	For the period	For the period
	June 6-	January 1-	January 1-
	September 30, 2005	June 6, 2005	September 30, 2004
		(In thousands)
Operating Revenues:
Electric	$90,676	$ 112,820	$ 201,454
Total operating revenues	90,676	112,820	201,454

Operating Expenses:
Cost of energy sold	32,466	43,885	73,601
Administrative and general	8,153	11,048	22,115
Depreciation and amortization	9,899	12,954	22,186
Transmission and distribution costs	6,820	9,111	14,371
Taxes, other than income taxes	8,482	9,228	17,700
Income taxes	5,537	5,055	10,454
Total operating expenses	71,357	91,281	160,427
Operating income	19,319	21,539	41,027

Other Income and Deductions:
Interest income	747	650	435
Other income	313	523	925
Carrying charges on regulatory assets	2,435	(1,407)	928
Other deductions	(54)	(79)	(266)
Other income taxes	(1,364)	154	(791)
Net other income and deductions	2,077	(159)	1,231

Interest Charges	9,206	12,120	21,105

Net Earnings Before Extraordinary Item	12,190	9,260	21,153

Extraordinary item - disallowance
of stranded costs, net of taxes	-	-	(97,836)

Net Earnings (Loss)	$12,190	$ 9,260	$ (76,683)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$ 869,877	$ 845,900
Construction work in progress	7,014	4,261
Common plant in service and plant held for future use	589	589
	877,480	850,750
Less accumulated depreciation and amortization	292,760	276,081
Net utility plant	584,720	574,669

Other Property and Investments:
Other investments	531	530
Non-utility property, net of accumulated depreciation of $3 and $3	2,121	343

Total other property and investments	2,652	873

Current Assets:
Cash and cash equivalents	30,027	65,759
Special deposits	2,417	3,086
Accounts receivable, net of allowance for uncollectible accounts
of $100 and $191	13,395	12,739
Federal income tax refund	40,483	22,912
Unbilled revenues	7,133	7,576
Other receivables	11,142	10,083
Inventories	1,249	1,505
Other current assets	884	7,526
Total current assets	106,730	131,186

Deferred charges:
Stranded costs	87,316	87,316
Carrying charges on stranded costs	55,797	48,130
Other regulatory assets	2,617	8,105
Goodwill	457,109	-
Other deferred charges	21,995	22,227
Total deferred charges	624,834	165,778

Commitments and Contingencies (see Note 8)	-	-
	$1,318,936	$ 872,506

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder's equity:
Common stock outstanding ($10 par value)	$ 96	$ 107
Paid-in-capital	596,710	197,751
Accumulated other comprehensive loss, net of tax	-	(1,761)
Retained earnings	12,190	(6,795)

Total common stockholder's equity	608,996	189,302
Long-term debt	415,790	415,569

Total capitalization	1,024,786	604,871

Current Liabilities:
Accounts payable	32,379	15,649
Accrued interest and taxes	24,605	22,647
Accrued payroll and benefits	4,462	1,583
Other current liabilities	5,368	5,155

Total current liabilities	66,814	45,034

Deferred Credits:
Accumulated deferred income taxes	135,222	138,249
Accumulated deferred investment tax credits	1,736	2,326
Regulatory liabilities	39,171	40,729
Accrued pension liability	3,825	4,844
Accrued postretirement benefit cost	6,806	2,693
Other deferred credits	40,576	33,760

Total deferred credits	227,336	222,601
	$1,318,936	$ 872,506

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the period	For the period	For the period
	June 6-	January 1-June 6,	January 1-
	September 30, 2005	2005	September 30, 2004
Cash Flows From Operating Activities:		(In thousands)
Net earnings (loss)	$ 12,190	$ 9,260	$ (76,683)
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	10,498	14,042	24,131
Allowance for equity funds used during construction	(59)	(60)	(336)
Accumulated deferred income tax	18,447	(1,411)	26,717
Carrying charges on deferred stranded cost	(2,435)	1,407	(928)
Disallowance of stranded costs, net of taxes	-	-	97,836
Changes in certain assets and liabilities:
Accounts receivable	(1,371)	(344)	(3,397)
Unbilled revenues	549	(106)	1,566
Accounts payable	13,549	(3,931)	(1,015)
Accrued interest and taxes	(5,732)	(3,998)	(17,296)
Other assets and liabilities	(1,253)	2,066	76
Net cash flows from operating activities	44,383	16,925	50,671
Cash Flows From Investing Activities:
Utility plant additions	(12,604)	(19,270)	(32,602)
Acquisition costs	(3,742)	-	-
Utility plant additions related to allowance for borrowed funds used
during construction and capitalized interest	(67)	(73)	(325)
Other	882	(166)	(522)
Net cash flows from investing activities	(15,531)	(19,509)	(33,449)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the period	For the period	For the period
	June 6-	January 1-June 6,	January 1-
	September 30, 2005	2005	September 30, 2004
		(In thousands)
Cash Flows From Financing Activities:
Long-term debt costs and repayments	-	-	(9,296)
Redemption of common stock	(62,000)	-	-
Dividends paid	-	-	(6,000)
Net cash flows from financing activities	(62,000)	-	(15,296)
Increase (decrease) in cash and cash equivalents	(33,148)	(2,584)	1,926
Beginning of period	63,175	65,759	56,907
End of period	$ 30,027	$ 63,175	$ 58,833
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$ 5,681	$ 12,868	$ 18,461
Income taxes paid	$ 3,241	$ 2,456	$ 3,526

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Post-Acquisition	Pre-Acquisition
	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
Net Earnings	$ 9,643	$10,809
Other Comprehensive Income, net of tax:

Cash flow hedges, net of tax:
Interest rate hedge, net of reclassification
adjustment net of income tax benefit
of $0, and $79	-	129

Total cash flow hedges	-	129

Total Comprehensive Income	$ 9,643	$10,938

In conjunction with the acquisition of TNP by PNMR, the interest rate hedge was fair valued and was charged to goodwill.

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	For the period	For the period	For the period
	June 6-	January 1-June 6,	January 1-
	September 30, 2005	2005	September 30, 2004
		(In thousands)
Net Earnings	$ 12,190	$ 9,260	$(76,683)
Other Comprehensive Income, net of tax:

Cash flow hedges, net of tax:
Interest rate hedge, net of reclassification
adjustment net of income tax benefit
of $0, $1,084 and $238	-	1,761	387

Total cash flow hedges	-	1,761	387

Total Comprehensive Income (Loss)	$ 12,190	$ 11,021	$(76,296)

In conjunction with the acquisition of TNP by PNMR, the interest rate hedge was fair valued and was charged to goodwill.

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)         Accounting Policies and Responsibility for Financial Statements

  In the opinion of the management of PNM Resources, Inc. and Subsidiaries ("PNMR" or the "Company"), the accompanying unaudited interim consolidated financial statements reflect all normal and recurring accruals and adjustments which are necessary to present fairly the Company's financial position at September 30, 2005 and December 31, 2004, the consolidated results of its operations and comprehensive income for the three and nine months ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004.  These consolidated financial statements are unaudited, and certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations.  The Company's three primary subsidiaries are Public Service Company of New Mexico and Subsidiary ("PNM"), Texas-New Mexico Power Company and Subsidiaries ("TNMP") and First Choice Power, L.P. and Subsidiaries ("First Choice").  Readers of these financial statements should refer to PNMR's, PNM's and TNMP's audited consolidated financial statements and notes thereto for the year ended December 31, 2004 that are included in the respective Annual Reports on Form 10-K for the year ended December 31, 2004.  In addition, readers should refer to PNMR's Current Report on Form 8-K filed on September 26, 2005 that conformed its presentation of segment information in the 2004 Annual Report on Form 10-K to reflect its revised segment presentation (see Note 3).  The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

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

The acquisition was accounted for using the purchase method of accounting.  Under this method, the purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed.  The excess purchase price over the fair value of the assets acquired and the liabilities assumed was allocated to goodwill at TNMP and goodwill and other intangible assets at First Choice.  As a result, TNMP and First Choice have recorded purchase accounting fair value adjustments to their respective assets and liabilities, including deferred assets, regulatory assets and pension and postretirement liabilities.  At the date of acquisition, the excess of the purchase price over net assets acquired was allocated preliminarily to goodwill in the amount of $482.8 million and other intangible assets in the amount of $63.1 million.  During the third quarter of 2005, an adjustment of $9.9 million was recorded to goodwill and the balance in goodwill at September 30, 2005 was $492.7 million.  PNMR is in the process of completing

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

valuations of acquired property and intangible assets; therefore, the allocation of the purchase price to the acquired net assets is subject to adjustment.

TNP's largest subsidiary, TNMP, is a regulated utility; therefore, the valuations of the majority of the assets and liabilities were determined within the context of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," and did not change significantly.

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

Goodwill and Other Intangible Assets

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June 6, 2005 acquisition of TNP was allocated to goodwill and other intangible assets.  Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), PNMR does not amortize goodwill.  Certain intangible assets are amortized over their estimated useful lives.  Goodwill and intangible assets are evaluated for impairment at least annually, on December 31, or more frequently if events and circumstances indicate that the goodwill or other intangible assets might be impaired.

Of the $63.1 million of acquired intangible assets, $53.2 million was assigned to the trade name "First Choice."  The trade name has an indefinite useful life; therefore, no amortization will be recognized, but the asset will be evaluated for impairment each reporting period.  The other $9.9 million intangible asset was assigned to the First Choice customer list.  The useful life of the customer list is estimated to be approximately eight years; therefore the asset will be amortized on a straight-line basis over an eight-year period.

As part of the acquisition of TNP, PNMR determined the fair value of a First Choice contractual obligation to purchase power.  In comparing the pricing terms of the contractual obligation against the forward price of electricity in the relevant market, First Choice concluded that the contract was above market.  In accordance with SFAS No. 141, as amended, "Business Combinations" ("SFAS 141"), at June 6, 2005, the contract was recorded at fair value and a deferred liability of $3.8 million was recorded that will be amortized as a reduction in cost of energy over the contract life, or approximately three years.  The amortization matches the difference between the forward price curve and the contractual obligation for each month in accordance with the contract as of the acquisition date.

PNMR also determined the fair value of a First Choice contractual obligation to sell power to certain commercial and industrial customers.  This contractual obligation was fair valued in accordance with SFAS 141.  The valuation was based on the difference between the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

current market rates charged by First Choice for these customers compared to the contractual rate embedded in the customer agreement.  As a result of the analysis, First Choice determined that its rates for these contractual customers are below market rates and at June 6, 2005, recorded a deferred liability of $3.5 million that will be amortized into revenues over the contract life, or approximately three years.  The amortization matches the difference between the retail market rate and the contractual obligation for each month as of the date of acquisition.

Presentation

The Notes to Consolidated Financial Statements include disclosures for PNMR, PNM and TNMP.  For discussion purposes, this report will use the term "Company" when discussing matters of common applicability to PNMR, PNM and TNMP.  Discussions regarding only PNMR, PNM or TNMP will be clearly indicated as such.

PNMR was established as a holding company in 2001.  On December 30, 2004, PNMR became a registered holding company under PUHCA.  As a result of the requirement to register as a holding company, PNMR created PNMR Services Company, a wholly-owned services company, which began operation on January 1, 2005, subject to final approval of a services company application filed with the SEC in January 2005.

PNMR performed substantially all of the corporate activities of PNM from 2001 to 2004.  These activities were billed to PNM on a cost basis and were allocated to the business units.  The service functions previously performed by PNMR were assumed by PNMR Services Company effective January 1, 2005.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Notes thereto of TNMP have been reclassified to conform to PNMR's presentation for comparability.

In addition, in the PNMR and TNMP Consolidated Statements of Cash Flows for the nine months ended September 30, 2005, PNMR and TNMP present the classification of changes in restricted cash balances as an investing activity.  PNMR and TNMP presented such changes as an operating activity prior to the quarter ended June 30, 2005.  In the accompanying PNMR and TNMP Consolidated Statements of Cash Flows for the nine months ended September 30, 2004, the changes in these cash balances were reclassified to be consistent with the 2005 presentation.  This reclassification resulted in a $1.5 million increase to PNMR investing cash flows and a corresponding decrease to PNMR operating cash flows from the amounts previously reported.  This reclassification resulted in less than a $0.1 million increase to TNMP investing cash flows and a corresponding decrease to TNMP operating cash flows from the amounts previously reported.

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

At September 30, 2005, PNMR had three stock-based employee compensation plans.  Stock options continue to be granted under only two of the plans.  Had compensation expense for PNMR's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the effect on PNMR's pro forma net earnings and pro forma diluted earnings per share would be as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net earnings	$28,483	$27,417	$60,533	$69,044
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(303)	(704)	(996)	(2,111)
Pro forma net earnings	$28,180	$26,713	$59,537	$66,933

Earnings per share:
Basic - as reported	$ 0.41	$ 0.45	$ 0.93	$ 1.14

Basic - pro forma	$ 0.41	$ 0.44	$ 0.92	$ 1.11

Diluted - as reported	$ 0.41	$ 0.45	$ 0.92	$ 1.13

Diluted - pro forma	$ 0.41	$ 0.44	$ 0.91	$ 1.09

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

will not be materially different from the fair value estimated in the pro forma amounts presented in the table above.

PNM

Decommissioning Costs

Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure.  Changes in these estimates could significantly impact the Company's financial position, results of operations and cash flows.  PNM owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas.  PNM adopted the accounting requirements of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), on January 1, 2003.  Under SFAS 143, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists.  Adoption of the statement changed the method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. Nuclear decommissioning costs are based on site-specific estimates of the costs for removing all radioactive and other structures at the site.  PVNGS Unit 3 is excluded from PNM's retail rates while PVNGS Units 1 and 2 are included.  PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts.  Fossil-fuel decommissioning costs are also approved by the NMPRC as a component of PNM's depreciation rates.  PNM believes that it will continue to be able to collect in rates for its legal asset retirement obligations for nuclear and fossil-fuel generation activities included in the ratemaking process.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

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

(2)     TNP Acquisition

On June 6, 2005, PNMR acquired all of the outstanding common shares of TNP, including its principal subsidiaries, TNMP and First Choice.  The results of TNP's operations have been included in the consolidated financial statements of PNMR from that date.  PNMR acquired TNP in order to complement its existing New Mexico electric operations and to expand into the retail and wholesale markets in Texas.

The aggregate purchase price was $1,277 million, including a payment to the previous owner of $175.0 million consisting of $87.6 million of cash and common stock valued at $87.4 million.  In addition, the aggregate purchase price included $1,034 million of TNP debt and preferred stock and incurred transaction and other costs of $67.7 million.  The value of the 4,326,337 common shares issued was determined based on $20.20 per common share as provided for in the Stock Purchase Agreement.  The purchase price was based on an estimated purchase price in accordance with the Stock Purchase Agreement, dated as of July 24, 2004 by and between PNMR and SW Acquisition.  PNMR is in the process of completing valuations of acquired property and intangible assets; thus, the allocation of the purchase price is subject to adjustment and will be finalized within one year of the acquisition.

Pursuant to the Stock Purchase Agreement, PNMR provided SW Acquisition its proposed final purchase price, reflecting a reduction from the estimated purchase price of approximately $37 million.  SW Acquisition has objected to PNMR's proposed final purchase price.  There is a mechanism established in the Stock Purchase Agreement for resolving disputes regarding the final purchase price.  However, in August 2005, SW Acquisition filed a petition against PNMR in Texas state district court, in which SW Acquisition alleged, among other things, that PNMR had breached the Stock Purchase Agreement.  The petition seeks a declaration of the parties' rights and duties under the Stock Purchase Agreement, including the final purchase price, and also seeks damages in an unspecified amount.  In September 2005, PNMR filed an answer to the petition generally denying SW Acquisition's claims and a counterclaim seeking damages for

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SW Acquisition's breaches of contract including its early termination of the negotiation period provided for in the Stock Purchase Agreement and its breach of the provisions in the Stock Purchase Agreement regarding alternate dispute resolution.  PNMR also filed a motion to compel arbitration consistent with the Stock Purchase Agreement and a motion for a preliminary injunction that would force SW Acquisition to choose an accountant to resolve the purchase price dispute.  The court has scheduled a hearing on the motion to compel arbitration for November 2005.  PNMR believes the SW Acquisition petition is without merit and intends to vigorously defend itself and otherwise protect its rights under the Stock Purchase Agreement.

The following unaudited pro forma financial information presents a summary of PNMR's consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 assuming the acquisition of TNP had been completed as of January 1, 2004, including adjustments, which are based upon preliminary estimates, to reflect the allocation of the purchase price to the acquired net assets.  The pro forma financial information does not include synergy savings that may result from the business combination and is not necessarily indicative of the results of operations if the acquisition had been effective as of these dates.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In thousands)
Operating revenues	$ 597,117	$ 593,341	$1,654,807	$1,723,530
Operating expenses	$ 546,255	$ 526,066	$1,520,815	$1,557,614
Earnings before extraordinary item	$ 27,710	$ 50,129	$ 66,142	$ 109,080
Net earnings	$ 27,710	$ 50,129	$ 66,142	$ 11,244
Net earnings per common share
before extraordinary item:
Basic	$ 0.40	$ 0.73	$ 0.96	$ 1.59
Diluted	$ 0.40	$ 0.71	$ 0.95	$ 1.57
Net earnings per common share:
Basic	$ 0.40	$ 0.73	$ 0.96	$ 0.16
Diluted	$ 0.40	$ 0.71	$ 0.95	$ 0.16

   (3)    Segment Information

PNMR is an investor-owned holding company of energy and energy related businesses.  Its three primary subsidiaries are PNM, TNMP and First Choice.  PNM is an integrated public utility with regulated operations primarily engaged in the generation, transmission and distribution of electricity, transmission, distribution and sale of natural gas within New Mexico, and unregulated operations primarily focused on the sale and marketing of electricity in the Western United States.  TNMP is a regulated utility operating in Texas and New Mexico.  In

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Texas, TNMP provides regulated transmission and distribution services.  In New Mexico, TNMP provides integrated electric services that include the transmission, distribution, purchase and sale of electricity to its New Mexico customers.  First Choice is a competitive retail electric provider operating in Texas.  In addition, PNMR provides energy and technology related services through its wholly owned subsidiary, Avistar, Inc.

The following segment presentation is based on the methodology that the Company's management uses for making operating decisions and assessing performance of its various business activities.  The following presentation reports operating results without regard to the effect of accounting or regulatory changes and similar non-recurring items not related to normal operations.  A reconciliation from the segment presentation to the GAAP financial statements is provided.

In conjunction with the TNP acquisition, management changed its business segment reporting.  As it currently operates, PNMR's principal businesses include regulated operations and unregulated operations.    Regulated Operations include the segments PNM Electric, TNMP Electric and PNM Gas.  Unregulated Operations include the segments PNM Wholesale and First Choice.  Company management has combined two segments previously reported separately, Transmission and Electric, to form one reportable segment, PNM Electric.  The prior year amounts have been conformed to reflect this change for comparison purposes.  As required by SEC regulations, PNMR filed a Current Report on Form 8-K on September 26, 2005 that conformed its presentation of segment information in the 2004 Annual Report on Form 10-K to reflect the revised segment presentation.

REGULATED OPERATIONS

PNM Electric

PNM Electric is an integrated electric utility that consists of the generation, transmission and distribution of electricity for retail electric customers in New Mexico and the sale of transmission to third parties as well as to PNM Wholesale and TNMP.  PNM Electric provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico.  Customer rates for retail electric service are set by the NMPRC based on the provisions of the Global Electric Agreement (see Note 9).  PNM Electric owns or leases transmission lines, interconnected with other utilities in New Mexico, and south and east into Texas, west into Arizona, and north into Colorado and Utah.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

PNM Gas

PNM Gas distributes natural gas to most of the major communities in New Mexico, including two of New Mexico's three largest metropolitan areas, Albuquerque and Santa Fe.  The customer base of PNM Gas includes both sales-service customers and transportation-service customers.  PNM Gas purchases natural gas in the open market and resells it at cost to its distribution customers.  As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact PNMR's or PNM's consolidated gross margin or earnings.

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

Long-term contracts include sales to firm-requirements and other wholesale customers with multi-year arrangements.  Short-term sales generally include transactions entered into for up to two years.  They also include spot market, hour ahead, day ahead, week ahead and forward market opportunities in which PNM Wholesale utilizes its asset backed strategy.  Also included in short-term sales are sales of any excess generation not required to fulfill PNM Electric's retail load and contractual commitments.  Short-term sales also cover the revenue credit to retail customers as specified in the Global Electric Agreement.  PNM Wholesale also sells transmission services to TNMP.

In addition, adjustments related to EITF Issue 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are subject to FASB statement No. 133 and Not Held for Trading Purposes," are included in Corporate and Other.  These accounting pronouncements require a net presentation of trading gains and losses and realized gains and losses for certain non-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

trading derivatives.  Management evaluates PNM Wholesale operations on a gross presentation basis due to its primarily net asset-backed marketing strategy and the importance it places on the Company's ability to repurchase and remarket previously sold capacity.

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

CORPORATE AND OTHER

On December 30, 2004, PNMR became a registered holding company under PUHCA.  As a result of the requirement to register as a holding company, PNMR created PNMR Services Company, a services company, which began operation on January 1, 2005, subject to final approval of a services company application filed with the SEC in January 2005.  The comprehensive energy legislation enacted in August 2005 resulted in the repeal of PUHCA on a delayed basis.  PNMR is in the process of evaluating the effects of that repeal, along with the other provisions of the legislation.  (See Note 9.)

PNMR provides energy and technology related services through its wholly owned subsidiary, Avistar, Inc., and those results are included in the Corporate and Other segment.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR Segment Information

Summarized financial information for PNMR by business segment for the three months ended September 30, 2005 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP	PNM	PNM	First	Corporate
	Electric	Electric	Gas	Wholesale	Choice	& Other		Consolidated
2005:
Operating revenues:	$ 161,258	$ 49,373	$ 78,258	$168,384	$155,479	$(15,635)	(a)	$597,117
Intersegment revenues	1,687	22,068	429	11,471	-	(35,655)		-
Total revenues	162,945	71,441	78,687	179,855	155,479	(51,290)		597,117
Less: Cost of energy	57,958	25,764	53,512	156,024	120,751	(51,146)	(a)	362,863
Intersegment energy
Transfer	(7,205)	-	-	7,205	-	-		-
Gross margin	112,192	45,677	25,175	16,626	34,728	(144)		234,254
Operating expenses	66,441	17,958	25,778	11,581	11,800	1,292	(b)	134,850
Depreciation and
amortization	17,276	7,814	5,630	3,667	480	1,980		36,847
Income taxes	7,998	4,476	(3,595)	(1,027)	7,826	(3,432)	(b,d)	12,246
Operating income	20,477	15,429	(2,638)	2,405	14,622	16		50,311

Interest Income	7,103	660	938	1,322	612	125		10,760
Other
income/(deductions)	1,111	2,070	(131)	376	(36)	(4,140)	(c)	(750)
Other income taxes	(3,252)	(1,093)	(319)	(672)	(208)	1,851		(3,693)
Interest charges	(8,273)	(7,250)	(2,848)	(3,971)	(434)	(5,369)	(d)	(28,145)
Segment net income (loss)	$ 17,166	$ 9,816	$ (4,998)	$ (540)	$ 14,556	$ (7,517)		$ 28,483

Total assets at
September 30, 2005	$1,811,181	$1,252,071	$634,161	$430,385	$281,693	$727,068		$5,136,559
Goodwill	$ -	$ 457,109	$ -	$ -	$ 35,584	$ -		$ 492,693
Gross property additions	$ 22,627	$ 10,986	$ 9,422	$ 2,909	$ 98	$ 15,112		$ 61,154

(a)     Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $16.0 million are reclassified to a net margin basis in accordance with GAAP.

(b)     Includes TNP acquisition related costs of $4.6 million in operating expenses and an income tax benefit of $1.8 million in income taxes.

(c)     Includes TNP debt refinancing costs of $0.4 million in other income/(deductions).

(d)    Includes TNP debt refinancing costs of $0.4 million in interest charges and an income tax benefit of $0.1 million in income taxes.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the three months ended September 30, 2004 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP	PNM	PNM	First	Corporate
	Electric	Electric	Gas	Wholesale	Choice	& Other		Consolidated
2004:
Operating revenues:	$ 150,961	$ -	$ 72,880	$ 184,239	$ -	$ (23,327)	(a)	$ 384,753
Intersegment revenues	1,452	-	650	-	-	-		2,102
Total revenues	152,413	-	73,530	184,239	-	(23,327)		386,855
Less: Cost of energy	50,675	-	48,127	151,514	-	(23,467)	(a)	226,849
Intersegment energy					-
Transfer	(9,838)	-	-	9,838	-	-		-
Gross margin	111,576	-	25,403	22,887	-	140		160,006
Operating expenses	60,652	-	22,460	9,898	-	1,195		94,205
Depreciation and
amortization	12,568	-	4,574	3,077	-	1,583		21,802
Income taxes	11,757	-	(1,740)	2,582	-	(815)		11,784
Operating income	26,599	-	109	7,330	-	(1,823)		32,215

Interest Income	7,155	-	203	1,366	-	546		9,270
Other
Income/(deductions)	429	-	4	366	-	331		1,130
Other income taxes	(3,003)	-	(82)	(686)	-	853		(2,918)
Interest charges	(8,659)	-	(2,765)	(3,391)	-	2,535		(12,280)
Segment net income (loss)	$ 22,521	$ -	$ (2,531)	$ 4,985	$ -	$ 2,442		$ 27,417

Total assets at
December 31, 2004	$1,764,032	$ -	$ 512,538	$ 430,493	$ -	$780,572		$ 3,487,635
Gross property additions	$ 17,319	$ -	$ 7,357	$ 1,850	$ -	$ 3,695		$ 30,221

(a)    Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $23.5 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the nine months ended September 30, 2005 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP		PNM	First	Corporate
	Electric	Electric*	PNM Gas	Wholesale	Choice*	& Other		Consolidated
2005:
Operating revenues:	$ 431,063	$ 62,057	$325,752	$439,661	$198,510	$ (55,277)	(a)	$1,401,766
Intersegment revenues	4,845	28,619	605	14,480	-	(20,031)		28,518
Total revenues	435,908	90,676	326,357	454,141	198,510	(75,308)		1,430,284
Less: Cost of energy	150,359	32,466	221,239	364,989	154,834	(75,355)	(a)	848,532
Intersegment energy
Transfer	(24,740)	-	-	24,740	-	-		-
Gross margin	310,289	58,210	105,118	64,412	43,676	47		581,752
Operating expenses	195,017	23,044	74,082	33,549	14,997	12,050	(b)	352,739
Depreciation and
amortization	52,329	9,899	16,802	11,695	585	5,549		96,859
Income taxes	14,868	5,694	2,200	2,848	9,846	(10,680)	(b,d)	24,776
Operating income	48,075	19,573	12,034	16,320	18,248	(6,872)		107,378

Interest Income	20,791	747	2,181	3,969	773	3,221		31,682
Other
income/(deductions)	2,141	2,695	333	1,714	(51)	(12,923)	(c)	(6,091)
Other income taxes	(9,079)	(1,364)	(995)	(2,250)	(259)	4,200	(c)	(9,747)
Interest charges	(25,387)	(9,206)	(8,677)	(11,974)	(462)	(6,983)	(d)	(62,689)
Segment net income (loss)	$ 36,541	$ 12,445	$ 4,876	$ 7,779	$ 18,249	$ (19,357)		$ 60,533

Total assets at
September 30, 2005	$1,811,181	$1,252,071	$634,161	$430,385	$281,693	$ 727,068		$5,136,559
Goodwill	$ -	$ 457,109	$ -	$ -	$ 35,584	$ -		$ 492,693
Gross property additions	$ 63,342	$ 12,671	$ 28,143	$ 7,078	$ 144	$ 29,725		$ 141,103

(a)     Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $27.6 million are reclassified to a net margin basis in accordance with GAAP.

(b)     Includes TNP acquisition related costs of $9.1 million and regulatory costs associated with the NMPRC's approval of the acquisition of $2.3 million in operating expenses and an income tax benefit of $4.5 million in income taxes.

(c)     Includes TNP debt refinancing costs of $2.4 million and a write-off of software costs of $4.5 million in other income/(deductions) and an income tax benefit of $1.8 million in other income taxes.

(d)    Includes TNP debt refinancing costs of $4.5 million in interest charges and an income tax benefit of $2.0 million in income taxes.

*      Includes results from June 6 through September 30, 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the nine months ended September 30, 2004 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP	PNM	PNM	First	Corporate
	Electric	Electric	Gas	Wholesale	Choice	& Other		Consolidated
2004:
Operating revenues:	$ 417,702	$ -	$ 329,226	$ 475,414	$ -	$ (33,051)	(a)	$1,189,291
Intersegment revenues	4,275	-	1,064	-	-	-		5,339
Total revenues	421,977	-	330,290	475,414	-	(33,051)		1,194,630
Less: Cost of energy	141,547	-	228,925	366,887	-	(33,497)	(a)	703,862
Intersegment energy
Transfer	(34,175)	-	-	34,175	-	-		-
Gross margin	314,605	-	101,365	74,352	-	446		490,768
Operating expenses	191,891	-	72,178	33,036	-	1,679		298,784
Depreciation and
amortization	45,936	-	14,041	10,585	-	3,808		74,370
Income taxes	20,086	-	2,734	8,137	-	(1,356)		29,601
Operating income	56,692	-	12,412	22,594	-	(3,685)		88,013

Interest Income	21,235	-	1,361	4,104	-	1,335		28,035
Other
income/(deductions)	701	-	(78)	1,085	-	(1,444)		264
Other income taxes	(8,685)	-	(508)	(2,055)	-	2,144		(9,104)
Interest charges	(26,042)	-	(8,241)	(10,177)	-	6,296		(38,164)
Segment net income	$ 43,901	$ -	$ 4,946	$ 15,551	$ -	$ 4,646		$ 69,044

Total assets at
December 31, 2004	$1,764,032	$ -	$ 512,538	$ 430,493	$ -	$780,572		$3,487,635
Gross property additions	$ 57,479	$ -	$ 21,346	$ 6,575	$ -	$ 6,551		$ 91,951

(a)     Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $33.6 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Segment Information

Summarized financial information for PNM by business segment for the three months ended September 30, 2005 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2005:
Operating revenues:	$ 161,258	$ 78,258	$168,384	$(15,965)	(a)	$ 391,935
Intersegment revenues	1,687	429	11,471	(1,990)		11,597
Total revenues	162,945	78,687	179,855	(17,955)		403,532
Less: Cost of energy	57,958	53,512	156,024	(17,834)	(a)	249,660
Intersegment energy
Transfer	(7,205)	-	7,205	-		-
Gross margin	112,192	25,175	16,626	(121)		153,872
Operating expenses	66,441	25,778	11,581	1,824	(b)	105,624
Depreciation and
amortization	17,276	5,630	3,667	833		27,406
Income taxes	7,998	(3,595)	(1,027)	(943)	(b)	2,433
Operating income	20,477	(2,638)	2,405	(1,835)		18,409

Interest Income	7,103	938	1,322	334		9,697
Other income/(deductions)	1,111	(131)	376	(202)		1,154
Other income taxes	(3,252)	(319)	(672)	256		(3,987)
Interest charges	(8,273)	(2,848)	(3,971)	953		(14,139)
Segment net income (loss)	$ 17,166	$ (4,998)	$ (540)	$ (494)		$ 11,134

Total assets at
September 30, 2005	$1,811,181	$634,161	$430,385	$580,880		$3,456,607
Gross property additions	$ 22,627	$ 9,422	$ 2,909	$ (4,514)		$ 30,444

(a)     Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $16.0 million are reclassified to a net margin basis in accordance with GAAP.

(b)     Includes TNP acquisition related costs of $2.5 million in operating expenses and an income tax benefit of $1.0 million in income taxes.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the three months ended September 30, 2004 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2004:
Operating revenues:	$ 150,961	$ 72,880	$ 184,239	$ (23,505)	(a)	$ 384,575
Intersegment revenues	1,452	650	-	-		2,102
Total revenues	152,413	73,530	184,239	(23,505)		386,677
Less: Cost of energy	50,675	48,127	151,514	(23,505)	(a)	226,811
Intersegment energy
Transfer	(9,838)	-	9,838	-		-
Gross margin	111,576	25,403	22,887	-		159,866
Operating expenses	60,652	22,460	9,898	59		93,069
Depreciation and
amortization	12,568	4,574	3,077	938		21,157
Income taxes	11,757	(1,740)	2,582	(525)		12,074
Operating income	26,599	109	7,330	(472)		33,566

Interest Income	7,155	203	1,366	506		9,230
Other income/(deductions)	429	4	366	(143)		656
Other income taxes	(3,003)	(82)	(686)	1,056		(2,715)
Interest charges	(8,659)	(2,765)	(3,391)	1,626		(13,189)
Segment net income (loss)	$ 22,521	$ (2,531)	$ 4,985	$ 2,573		$ 27,548

Total assets at
December 31, 2004	$1,764,032	$ 512,538	$ 430,493	$686,667		$3,393,730
Gross property additions	$ 17,319	$ 7,357	$ 1,850	$ 4,446		$ 30,972

(a)   Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $23.5 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the nine months ended September 30, 2005 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2005:
Operating revenues:	$ 431,063	$325,752	$439,661	$(30,942)	(a)	$1,165,534
Intersegment revenues	4,845	605	14,480	(1,990)		17,940
Total revenues	435,908	326,357	454,141	(32,932)		1,183,474
Less: Cost of energy	150,359	221,239	364,989	(32,811)	(a)	703,776
Intersegment energy
Transfer	(24,740)	-	24,740	-		-
Gross margin	310,289	105,118	64,412	(121)		479,698
Operating expenses	195,017	74,082	33,549	5,028	(b)	307,676
Depreciation and
amortization	52,329	16,802	11,695	2,489		83,315
Income taxes	14,868	2,200	2,848	(2,458)	(b)	17,458
Operating income	48,075	12,034	16,320	(5,180)		71,249

Interest Income	20,791	2,181	3,969	1,059		28,000
Other income/(deductions)	2,141	333	1,714	(5,066)	(c)	(878)
Other income taxes	(9,079)	(995)	(2,250)	2,335	(c)	(9,989)
Interest charges	(25,387)	(8,677)	(11,974)	5,142		(40,896)
Segment net income (loss)	$ 36,541	$ 4,876	$ 7,779	$ (1,710)		$ 47,486

Total assets at
September 30, 2005	$1,811,181	$634,161	$430,385	$580,880		$3,456,607
Gross property additions	$ 63,342	$ 28,143	$ 7,078	$ (8,231)		$ 90,332

(a)     Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $27.6 million are reclassified to a net margin basis in accordance with GAAP.

(b)     Includes TNP acquisition related costs of $3.6 million and regulatory costs associated with the NMPRC's approval of the acquisition of $2.3 million in operating expenses and an income tax benefit of $2.3 million in income taxes.

(c)     Includes a write-off of software costs of $4.5 million in other income/(deductions) and an income tax benefit of $1.8 million in other income taxes.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the nine months ended September 30, 2004 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2004:
Operating revenues:	$ 417,702	$ 329,226	$ 475,414	$(33,608)	(a)	$1,188,734
Intersegment revenues	4,275	1,064	-	-		5,339
Total revenues	421,977	330,290	475,414	(33,608)		1,194,073
Less: Cost of energy	141,547	228,925	366,887	(33,608)	(a)	703,751
Intersegment energy
Transfer	(34,175)	-	34,175	-		-
Gross margin	314,605	101,365	74,352	-		490,322
Operating expenses	191,891	72,178	33,036	149		297,254
Depreciation and
amortization	45,936	14,041	10,585	2,035		72,597
Income taxes	20,086	2,734	8,137	(862)		30,095
Operating income	56,692	12,412	22,594	(1,322)		90,376

Interest Income	21,235	1,361	4,104	1,046		27,746
Other income/(deductions)	701	(78)	1,085	333		2,041
Other income taxes	(8,685)	(508)	(2,055)	1,555		(9,693)
Interest charges	(26,042)	(8,241)	(10,177)	4,686		(39,774)
Segment net income (loss)	$ 43,901	$ 4,946	$ 15,551	$ 6,298		$ 70,696

Total assets at
December 31, 2004	$1,764,032	$ 512,538	$ 430,493	$686,667		$3,393,730
Gross property additions	$ 57,479	$ 21,346	$ 6,575	$ 6,070		$ 91,470

(a)   Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $33.6 million are reclassified to a net margin basis in accordance with GAAP.

TNMP

TNMP operates in only one reportable segment; therefore tabular presentation of segment data is not required.

(4)     Fair Value of Financial Instruments

PNMR and PNM

Interest Rate Management

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company may enter into agreements for derivative instruments, including options and swaps, to manage risks related to changes in interest rates.  At the inception of any such transaction, the Company documents relationships between the hedging instruments and the items being hedged.  This documentation includes the strategy that supports executing the specific transaction.  See Note 6 for details regarding interest rate swaps PNMR has entered into.

PNMR

Cash Management

Until October 2005, when the program was discontinued, PNMR had a cash management program that included a preferred stock dividend capture strategy and various absolute return strategies that had the objective of achieving returns higher than that associated with passive cash management plans and with bond-like volatility.  PNMR's initial investment in its cash management program was $10.0 million and an additional $2.0 million was invested in February 2005.  As of September 30, 2005 and December 31, 2004, the balance, included in other current assets, for this investment, including profits and interest, was $10.1 million and $10.6 million, respectively.

PNMR determined that one of its investments under this program, Wood River, had experienced a loss in market value.  At September 30, 2005, PNMR wrote down the value of its investment in Wood River to zero and incurred a loss of approximately $3.6 million for the three and nine months ended September 30, 2005.

First Choice Natural Gas Contracts

During July 2005, First Choice began entering into various gas contracts.  These contracts are marked to market in accordance with GAAP.   The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues and cost of energy, as applicable.  None of these contracts settled during the third quarter of 2005.  As of September 30, 2005, First Choice had a net mark-to-market asset (gain) of $1.5 million recorded in operating revenues for these contracts.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

First Choice Energy Contracts

During July 2005, First Choice also began entering into various forward physical contracts for the purchase and sale of electricity with the intent of optimizing market opportunities.  These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market.  None of these contracts settled during the third quarter of 2005.  As of September 30, 2005, First Choice had a net mark-to-market liability (loss) of $0.7 million recorded in operating revenues for these contracts.

First Choice Natural Gas Hedges

First Choice also enters into natural gas transactions to hedge the variable component of certain heat-rate based power products used to serve customer load.  These products are priced based on gas to power conversion rates using the spot price for natural gas .    The hedges are effective in offsetting future cash flow volatility caused by increases in natural gas prices.  The fair value of the natural gas hedges as of September 30, 2005, was an asset of $29.1 million, which is recorded on PNMR's balance sheet as a current asset.  There was no hedge ineffectiveness on these transactions.  For the three and nine months ended September 30, 2005, (after June 6, 2005) First Choice's cost of energy includes gains of $9.0 million related to the settlement of natural gas hedges.

PNM

Retail Natural Gas Contracts

The NMPRC has authorized PNM to hedge certain portions of natural gas supply contracts to protect PNM's natural gas customers from the risk of adverse price fluctuations in the natural gas market.  Hedge gains and losses are recoverable through PNM's PGAC if deemed prudently incurred by the NMPRC.  As a result, earnings are not affected by gains or losses generated by these instruments.

PNM purchased $2.8 million and $6.8 million of natural gas options during the third quarter and first nine months of 2005, respectively, to protect its natural gas customers from the risk of rising prices during the 2005-2006 heating season.  At September 30, 2005, PNM had $6.8 million included in other current assets on its balance sheet for the purchase of gas options that essentially cap the amount PNM would pay for each volume of gas subject to the options during the winter heating season.  These options will be amortized as cost of energy on PNM's income statement beginning in October 2005.  PNM expects to recover its option premiums as a component of the PGAC during the months of October 2005 through February 2006.  PNM does not expect to purchase additional gas options in 2005.

PNM entered into fixed-for-float financial transactions to hedge a portion of its winter gas purchase portfolio. PNM has hedged 10.9 million MMBTUs utilizing the fixed-for-float strategy for the next two winter heating seasons.

Wholesale Electricity Contracts

PNM Wholesale has entered into various forward physical contracts for the purchase and sale of electricity with the intent to optimize its net generation position.  These contracts, which are derivatives, do not qualify for normal purchase and sale designation pursuant to GAAP, and are marked to market.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended September 30, 2005, PNM Wholesale settled derivative forward contracts for the sale of electricity that generated $64.5 million of electric revenues by delivering 1.0 million MWh.  For the three months ended September 30, 2005, PNM Wholesale settled derivative forward contracts for the purchase of electricity of $80.5 million or 1.2 million MWh to support these contractual sales and other open market sales opportunities.

For the nine months ended September 30, 2005, PNM Wholesale settled derivative forward contracts for the sale of electricity that generated $143.9 million of electric revenues by delivering 2.6 million MWh.  For the nine months ended September 30, 2005, PNM Wholesale settled derivative forward contracts for the purchase of electricity of $144.7 million or 2.5 million MWh to support these contractual sales and other open market sales opportunities.

For the three months ended September 30, 2004, PNM Wholesale settled derivative forward contracts for the sale of electricity that generated $76.1 million of electric revenues by delivering 1.3 million MWh.  For the three months ended September 30, 2004, PNM Wholesale settled derivative forward contracts for the purchase of electricity of $64.8 million or 1.1 million MWh to support these contractual sales and other open market sales opportunities.

For the nine months ended September 30, 2004, PNM Wholesale settled derivative forward contracts for the sale of electricity that generated $148.7 million of electric revenues by delivering 2.8 million MWh.  For the nine months ended September 30, 2004, PNM Wholesale settled derivative forward contracts for the purchase of electricity of $133.1 million or 2.6 million MWh to support these contractual sales and other open market sales opportunities.

As of September 30, 2005, PNM Wholesale had open derivative forward contract positions to buy $40.6 million and to sell $59.5 million of electricity.  At September 30, 2005, PNM Wholesale had a gross mark-to-market gain (asset position) on these derivative forward contracts of $12.6 million and a gross mark-to-market loss (liability position) of $12.9 million, recorded in other assets and liabilities, respectively.  The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues and cost of energy, as applicable.

PNM Wholesale also entered into forward physical contracts for the sale of PNM's electric capacity in excess of its retail and wholesale firm requirement needs, including reserves.  In addition, PNM Wholesale entered into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls exist.  PNM Wholesale generally accounts for these as normal sales and purchases as defined by SFAS 133.  From time to time PNM Wholesale makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation.  At September 30, 2005, PNM Wholesale had open forward positions classified as normal sales of electricity of $123.7 million and normal purchases of electricity of $42.9 million, which will be reflected in the financial statements upon physical delivery.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The operations of PNM Wholesale, including both firm commitments and other wholesale sale activities, are managed primarily through a net asset-backed strategy, whereby PNM Wholesale's aggregate net open position is covered by its own excess generation capabilities. PNM Wholesale is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If PNM Wholesale were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

PNM Wholesale is exposed to credit risk in the event of non-performance or non-payment by counterparties of its financial and physical derivative instruments.  PNM Wholesale uses a credit management process to assess and monitor the financial conditions of counterparties.  PNM Wholesale's credit risk with its largest counterparty as of September 30, 2005 and December 31, 2004 was $21.3 million and $26.2 million, respectively.

Wholesale Gas Contracts

PNM Wholesale enters into various fixed-for-float price swaps to manage the price risk of certain forward sales of power.  These contracts, along with the underlying power sales, are marked to market in accordance with GAAP.

As of September 30, 2005, PNM Wholesale had open derivative forward contract positions to sell $24.9 million of natural gas.  At September 30, 2005, PNM Wholesale had a gross mark-to-market gain (asset position) on these derivative forward contracts of $11.6 million and a gross mark-to-market loss (liability position) of $9.6 million, recorded in other current assets and liabilities, respectively.  The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues and cost of energy as applicable.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)         Earnings Per Share

In accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"), dual presentation of basic and diluted earnings per share has been presented in PNMR's Consolidated Statements of Earnings.  The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic:

Net Earnings	$28,483	$ 27,417	$60,533	$ 69,044

Average Number of Common
Shares Outstanding	68,742	60,422	64,972	60,405

Net Earnings per Share of
Common Stock (Basic)	$ 0.41	$ 0.45	$ 0.93	$ 1.14

Diluted:

Net Earnings	$28,483	$ 27,417	$60,533	$ 69,044

Average Number of Common
Shares Outstanding	68,742	60,422	64,972	60,405
Dilutive Effect of Common Stock
Equivalents (a)	791	824	797	804
Average Common and Common
Equivalent Shares Outstanding	69,533	61,246	65,769	61,209

Net Earnings per Share of Common
Stock (Diluted)	$ 0.41	$ 0.45	$ 0.92	$ 1.13

(a)      Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of zero and 6,725 for the three months and 62,095 and 707,734 for the nine months ended September 30, 2005 and 2004, respectively.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)         Capitalization

PNMR

Revolving and Other Credit Facilities

In August 2005, PNMR completed arrangements to expand the size, extend the maturity and modify certain terms and conditions of its previous unsecured revolving credit facility and executed an amended and restated credit agreement (the "PNMR Facility").  The PNMR Facility expands the size of its previous revolving credit facility from $400.0 million to $600.0 million.  Under the PNMR Facility, the borrowing availability of First Choice was increased from $100.0 million to $300.0 million to support First Choice's future business activities.  The PNMR Facility has an expiration date of August 15, 2010 and includes two one-year extension options that are subject to approval by a majority of the lenders.  At September 30, 2005, there were no outstanding borrowings under the PNMR Facility.

At September 30, 2005, PNMR also had $15.0 million in local lines of credit.  There were no outstanding borrowings under the local lines of credit at September 30, 2005.

In June 2005, PNMR established a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days.  The commercial paper is unsecured and the proceeds are used for short-term cash management needs.  The PNMR Facility serves as a backstop for the outstanding commercial paper.  At September 30, 2005, there were $356.9 million of commercial paper borrowings outstanding under this program.

At September 30, 2005, First Choice had up to $300.0 million of borrowing capacity under the PNMR Facility.  Any borrowings made by First Choice under this sublimit are guaranteed by PNMR.  At September 30, 2005, First Choice had no borrowings outstanding under the PNMR Facility; however, First Choice had $103.9 million of letters of credit outstanding, which reduces the available capacity under the PNMR Facility.  TNMP is also a borrower under the PNMR Facility, see "TNMP" detail below.

Financing Activities

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of September 30, 2005, PNMR had approximately $400.9 million of remaining unissued securities under this registration statement.

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million.  Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

through September 15, 2008.  The initial floating rate was 1.91% and will be reset every six months.  The floating rate was reset on September 15, 2005, to 4.60%.  The swap is accounted for as a fair-value hedge with a negative fair-market value (liability position) of approximately $3.2 million as of September 30, 2005.

During October 2004, PNMR entered into two forward starting floating-to-fixed rate interest rate swaps with an aggregate notional principal amount of $100.0 million.  These swaps became effective August 1, 2005 and terminate November 15, 2009.  Under these swaps, PNMR receives a floating rate equal to the three month LIBOR rate on the notional principal amount and pays a fixed interest rate of 3.975% on the notional principal amount on a quarterly basis.  The initial floating rate was set on August 1, 2005, at 3.693% and will be reset every three months.

From November 2004 through June 30, 2005, the swaps were accounted for as a cash flow hedge against borrowings under a five-year $400.0 million PNMR revolving credit agreement dated November 15, 2004.  The PNMR Facility replaced the November 2004 credit agreement in August 2005.  Effective June 30, 2005, the swaps were de-designated as cash flow hedges due to a change in the underlying borrowings being hedged from the November 2004 credit agreement at the inception of the hedge to commercial paper.  The mark-to-market change in the fair value of theses swaps was subsequently recognized on PNMR's income statement.  At September 30, 2005, the increase in fair value related to these swaps was $2.1 million.  Of this increase, $0.3 million was recorded in accumulated other comprehensive income on PNMR's balance sheet and $1.8 million was recognized in other income on PNMR's income statement for the three and nine months ended September 30, 2005.

Cascade Transaction

In October 2005, PNMR completed a private offering of 4,000,000 equity-linked securities at 6.625% to Cascade.  PNMR received $100.0 million in proceeds from this transaction and there were no underwriting discounts or commissions.  PNMR used the proceeds to repay short-term borrowings.

Each equity unit consists of a purchase contract and a 2.5% undivided beneficial ownership interest in one of PNMR's senior notes with a stated amount of $1,000, which corresponds to a $25.00 stated amount of PNMR's senior notes.  The ownership interest in the senior notes is initially pledged to secure Cascade's obligation to purchase PNMR common stock under the related purchase contract.  The senior notes are scheduled to mature in August 2010 (subject to the remarketing described below) and bear interest initially at the annual rate of 5.1%.  The purchase contracts entitle Cascade to quarterly contract adjustment payments of 1.525% per year on the stated amount of $25.00.

Each purchase contract obligates Cascade to purchase, and PNMR to sell, at a purchase price of $25.00 in cash, shares of PNMR's common stock on or before November 16, 2008 (the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 "Purchase Contract Settlement Date").  Generally, the number of shares Cascade is obligated to purchase depends on the average closing price per share of PNMR's common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date, subject to anti-dilution adjustments.  If the average closing price for the 20-day trading period is equal to or greater than approximately $25.116 per share, the settlement rate will be 0.9954 shares of common stock.  If the average closing price for the trading period is less than approximately $25.116 per share but greater than $20.93 per share, the settlement rate is equal to $25.00 divided by the average closing price of PNMR's common stock for the trading period.  If the average closing price for the trading period is less than or equal to $20.93 per share, the settlement rate will be 1.1945 shares of common stock.  Cascade has the option to settle its obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding the Purchase Contract Settlement Date.  Prior to the Purchase Contract Settlement Date, the senior notes will be remarketed.  If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by PNMR.  If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the equity units will have the option of putting their senior notes to PNMR to satisfy their obligations under the purchase contracts.

The purchase contracts are forward transactions in PNMR's common stock.  The final accounting for this transaction is under review and will be finalized during the fourth quarter of 2005.

Before the issuance of common stock upon settlement of the purchase contracts, the equity units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS 128.  Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by PNMR in the market at the average market price during the period using the proceeds to be received upon settlement.  Therefore, dilution will occur for periods when the average market price of PNMR's common stock for the reporting period is above approximately $25.116, and will potentially occur when the average price of PNMR's common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of PNMR's common stock for the full reporting period.  As the transaction was entered into in October 2005, there was no dilution effect for the three and nine months ended September 30, 2005.

Common Stock and Equity Unit Offerings

In March 2005, PNMR issued 3,910,000 shares of its common stock at $26.76 per share.  PNMR received net proceeds from this offering, after deducting underwriting discounts and commissions and estimated expenses, of approximately $101.0 million. In addition, in March

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2005, PNMR completed a public offering of 4,945,000 equity units at 6.75% yielding net proceeds after fees of $239.6 million.

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

Dividends

In July 2005, the Board of PNMR approved an 8.0% increase in PNMR's common stock dividend for an indicated annual rate of $0.80 per share.  On July 19, 2005 and September 27, 2005, the Board of PNMR declared dividends on common stock of $0.20 per share to PNMR shareholders of record as of August 1, 2005 and November 1, 2005, respectively.

PNM

Revolving and Other Credit Facilities

In August 2005, PNM entered into a new $400.0 million unsecured credit agreement (the "PNM Facility") to replace its existing $300.0 million facility.  The PNM Facility is for a one-year term and expires August 17, 2006.  Upon receiving approval by the NMPRC, it is expected that the term will be extended through August 17, 2010.  The PNM Facility also includes two one-year extension options, subject to regulatory approval and approval by a majority of the lenders. In connection with entering into the new PNM Facility, PNM simultaneously terminated the previously existing $300.0 million facility, which would otherwise have terminated on November 21, 2006.  Many of the same lenders were parties to the prior agreement.  The terms and conditions of the new PNM Facility are generally similar to, or improvements over, the terms and conditions in the terminated agreement.  At the time the previous credit facility was terminated, there was no balance on the facility and there were no fees or penalties related to the termination.

At September 30, 2005, PNM also had $23.5 million in local lines of credit and a $20.0 million borrowing arrangement with PNMR.  There were no outstanding borrowings under the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Facility, the local lines of credit or the borrowing arrangement with PNMR at September 30, 2005; however, $4.8 million of letters of credit were outstanding, which reduces the available capacity under the PNM Facility.

At September 30, 2005, PNM also had an AR Securitization program in place with a maximum borrowing capacity of $70.0 million.  There were no amounts borrowed against the AR Securitization program at September 30, 2005.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNM Facility serves as a backstop for the outstanding commercial paper. As of September 30, 2005, PNM had $114 million in commercial paper outstanding.

Financing Activities

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of September 30, 2005, PNM had approximately $200.0 million of remaining unissued securities registered under its shelf registration statement.

Dividends

In June 2005, the Board of PNM declared a dividend of $80.0 million that was paid to PNMR in July 2005.

TNMP

Revolving and Other Credit Facilities

In June 2005, TNMP filed an application with the NMPRC to become a borrower and issue notes of up to $100.0 million under the PNMR Facility.  In July 2005, the NMPRC issued an order approving the application, SEC approval was received in September 2005 and TNMP was added as a borrower under the PNMR Facility in September 2005.  Any borrowings made by TNMP under this sublimit are not guaranteed by PNMR.  At September 30, 2005, TNMP had no outstanding borrowings under the PNMR Facility.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing Activities

In June 2003, TNMP issued $250.0 million of 6.125% senior notes due in 2008. In May 2003, TNMP executed a $250.0 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of the senior notes. TNMP paid $4.2 million upon the issuance of senior notes in June 2003 to settle the rate lock.  Through the date of the acquisition, the cost of the rate lock was recorded in accumulated other comprehensive income and was being amortized to interest expense over the life of the senior notes.  In conjunction with the acquisition of TNP by PNMR on June 6, 2005, the balance for the rate lock remaining in accumulated other comprehensive income was recorded at fair market value as of the date of acquisition in accordance with SFAS 141.  The fair market value was determined to be zero and the balance of $1.7 million was charged to goodwill.

In September 2005, as part of the TNP acquisition financing, TNMP redeemed 1,090 shares of its privately held stock held by TNP at the book value of $56,888.91 per share, for a total of $62.0 million.  TNP subsequently paid a cash dividend of $62.0 million to PNMR.

(7)     Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain a qualified defined benefit pension plan that was frozen in late 1997 with regard to new participants, a plan providing medical and dental benefits to eligible retirees, and an executive retirement program.  PNMR maintains the legal obligation for the benefits owed to participants under these plans (the "PNM Plans").  TNMP also maintains a qualified defined benefit pension plan covering substantially all of its employees, a plan providing medical and death benefits to eligible retirees and an executive retirement program (the "TNMP Plans").

Participants in the PNM Plans currently include eligible employees and retirees of PNMR and other subsidiaries of PNMR.  Participants in the TNMP Plans include eligible employees and retirees of TNMP, First Choice and other subsidiaries of TNP.

The total net periodic benefit cost or income from the PNM Plans, in addition to the net periodic benefit cost from the TNMP Plans from the date of PNMR's acquisition of TNP, or June 6, 2005 through September 30, 2005 is included in the consolidated statement of earnings of PNMR.  The TNMP Plan amounts included in the results of PNMR are as follows:  pension plan income of approximately $0.2 million, other postretirement benefit expense of approximately $0.2 million and executive retirement plan expense of less than $0.1 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following table shows the net periodic benefit cost or income of the PNM Plans.

	Three Months Ended September 30,
	Pension Plan		Other Post-Retirement Benefits		Executive Retirement Program
	2005	2004	2005	2004	2005	2004
			(In thousands)
Components of Net Periodic
Benefit Cost/(Income)
Service cost	$ 477	$ 759	$ 718	$ 513	$ 16	$ 26
Interest cost	7,567	7,552	1,717	1,555	295	309
Expected return on assets	(10,042)	(9,709)	(1,329)	(1,232)	-	-
Transition obligation	-	-	-	454	-	-
Prior service cost amortization	79	79	(1,495)	(4,703)	34	38
Net loss amortization	892	888	1,549	1,271	43	33
Net Periodic Benefit Cost/(Income)	$ (1,027)	$ (431)	$ 1,160	$ (2,142)	$ 388	$ 406

	Nine Months Ended September 30,
	Pension Plan		Other Post-Retirement Benefits		Executive Retirement Program
	2005	2004	2005	2004	2005	2004
			(In thousands)
Components of Net Periodic
Benefit Cost/(Income)
Service cost	$ 1,431	$ 2,929	$ 2,008	$ 1,715	$ 48	$ 77
Interest cost	22,701	22,232	5,013	5,207	885	929
Expected return on assets	(30,126)	(29,395)	(3,965)	(3,696)	-	-
Transition obligation	-	-	-	1,363	-	-
Prior service cost amortization	237	237	(4,899)	(6,803)	102	113
Net loss amortization	2,676	3,203	4,529	3,739	129	99
Net Periodic Benefit Cost/(Income)	$ (3,081)	$ (794)	$ 2,686	$ 1,525	$ 1,164	$ 1,218

  For the three months ended September 30, 2005 and 2004, PNM contributed approximately $1.5 million each period to trusts for other postretirement benefits.  For the nine months ended September 30, 2005 and 2004, PNM contributed approximately $4.6 million each period to trusts for other postretirement benefits.  PNM expects to make additional contributions during the remainder of 2005 totaling $1.5 million to trusts for other postretirement benefits.  PNM does not anticipate making any contributions to the pension plan during 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, named Medicare Part D.  In July 2005, the Company's Board approved a resolution amending its retiree health care plan in response to Medicare Part D, effective January 1, 2006, to reimburse retirees for their Medicare Part D premium up to $35.00 per month.  The effect of this change was to increase expenses by $0.4 million for the third quarter of 2005.  It is expected to increase expenses approximately $1.0 million for 2005.  The fair market value of the postretirement benefit obligation was actuarially determined using a measurement date of August 1, 2005 and a discount rate of 5.50%, revised from 6.00% at December 31, 2004, based on the average yield of high quality investments.  The weighted average expected rate of return on plan assets was 9.0%.  There is no change to the on-going measurement date of the PNM other postretirement benefit plan; it will remain December 31.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following table shows the net periodic benefit cost of the TNMP Plans.

	Three Months Ended September 30,
	Pension Plan		Other Post-Retirement Benefits		Executive Retirement Program
	2005	2004	2005	2004	2005	2004
			(In thousands)
Components of Net Periodic
Benefit Cost/(Income)
Service cost	$ 583	$ 469	$ 125	$ 104	$ -	$ 54
Interest cost	1,077	1,147	162	199	19	50
Expected return on assets	(1,791)	(1,573)	(104)	(88)	-	(25)
Transition obligation	-	-	-	81	-	-
Prior service cost amortization	-	(29)	-	-	-	(21)
Net loss amortization	-	-	-	-	-	39
Net Periodic Benefit Cost/(Income)	$ (131)	$ 14	$ 183	$ 296	$ 19	$ 97

	Nine Months Ended September 30,
	Pension Plan		Other Post-Retirement Benefits		Executive Retirement Program
	2005	2004	2005	2004	2005	2004
			(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$ 1,618	$ 1,407	$ 360	$ 308	$ 40	$ 161
Interest cost	3,297	3,442	496	509	103	149
Expected return on assets	(4,751)	(4,529)	(273)	(236)	-	-
Transition obligation	-	-	136	243	-	-
Prior service cost amortization	(49)	(87)	-	-	(35)	(63)
Net loss amortization	-	-	-	-	45	118
Net Periodic Benefit Cost	$ 115	$ 233	$ 719	$ 824	$ 153	$ 365

  For the three months ended September 30, 2005 and 2004, TNMP contributed approximately $0.3 million per period to trusts for the other postretirement benefits.  For the nine months ended September 30, 2005 and 2004, TNMP contributed approximately $0.7 million each period to trusts for the other postretirement benefits.  TNMP expects to make additional contributions during the remainder of 2005 totaling $0.3 million to trusts for other postretirement benefits.  TNMP does not anticipate making any contributions to the pension plan during 2005.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The suit arose from refunds granted in connection with the 1998 and 1999 tax years.  The refunds were claimed on amended returns filed in September 2002 and were paid by the IRS in November and December 2002.  The government's complaint alleged that the Company did not correctly elect to deduct research and experimental expenses, and that certain costs did not qualify as research and experimental.  Therefore, the government asserted that the Company is not entitled to the refunds.  In July 2005, the Company settled with the DOJ.  A joint stipulation of dismissal with prejudice was filed with the court in July 2005.

PNM

PVNGS Liability and Insurance Matters

The PVNGS participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law.  This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300.0 million and the balance by an industry‑wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, PNM could be assessed retrospective adjustments.  The maximum assessment per reactor under the program for each nuclear incident is approximately $101.0 million.  The retrospective assessment was subject to an annual limit of $10.0 million per reactor per incident that was increased to $15.0 million as described below under "Price-Anderson Act Renewal."  Based upon PNM's 10.2% interest in the three PVNGS units, PNM's maximum potential assessment per incident for all three units is approximately $31.0 million, with an annual payment limitation of approximately $4.5 million based on the annual limit per reactor per incident of $15.0 million as discussed above.  If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue-raising measures on the nuclear industry to pay claims.

Price-Anderson Act Renewal

The Energy Policy Act of 2005 (see "Energy Policy Act" below in Note 9) extends the Price-Anderson Act for 20 years.  The Price-Anderson Act provides for immediate, no-fault insurance coverage for the public in case of a nuclear reactor accident.  It requires nuclear plant operators to purchase all the private insurance available to them (currently $300.0 million) to serve as a primary level of coverage.  If this amount is insufficient to cover claims arising from an accident, companies are required to contribute to a fund that provides a secondary level of coverage.  The Energy Policy Act of 2005 raises the maximum required fee at the secondary level from $63.0 million to $95.8 million per reactor, which is already reflected in the $101.0 million maximum assessment discussed under "PVNGS Liability and Insurance Matters" above, which includes a provision for legal costs, and raises the annual secondary level payout from $10.0 million to $15.0 million per reactor, adjusting the payout for inflation in the future.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Water Supply

  Because of New Mexico's arid climate and current drought conditions, there is a growing concern in New Mexico about the use of water for power plants.  The availability of sufficient water supplies to meet all the needs of the state, including growth, is a major issue.  The Company has secured water rights in connection with the Afton, Luna and Lordsburg plants and water availability does not appear to be an issue for these plants at this time.

The Four Corners region of New Mexico, in which SJGS and Four Corners are located, experienced drought conditions during 2002 through 2004 that could have affected the water supply for the Company's generation plants.  In future years, if adequate precipitation is not received in the watershed that supplies the Four Corners region, the plants could be impacted.  Consequently, PNM, APS and BHP Billiton have undertaken activities to secure additional water supplies for SJGS, Four Corners and related mines.  The USBR was requested to approve two supplemental contracts, one with the Jicarilla Apache Nation, PNM, and BHP Billiton for the SJGS and a second contract with the Jicarilla Apache Nation, APS and BHP Billiton for Four Corners, for a one-year term ending December 31, 2005.  Approvals for the agreement have been obtained.  PNM has also entered into a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a one-year term ending December 31, 2005.  Approvals for the agreement have been obtained.  Similar agreements were entered into in 2003 and 2004.  PNM is also in discussion for a supplemental contract and shortage sharing agreement for 2006.  Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact the Company's situation in the future, should the shortages occur in the future.

Conflicts at San Juan Mine Involving Oil and Gas Leaseholders

The SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to the San Juan underground mine.  Certain gas producers have leases in the area of the underground coal mine and have asserted claims against SJCC that its coal mining activities are interfering with gas production.  Western Gas has filed an appeal to the IBLA to contest a recent decision by BLM to allow SJCC to mine within a less restrictive distance of the existing gas wells.  The Company understands that SJCC has reached a settlement in principle with Western Gas for certain wells in the mine area and that the IBLA proceeding will be dismissed.  The Western settlement however, does not resolve all of Western's potential claims in the larger San Juan underground mine area.  SJCC has also reached a settlement with another gas leaseholder, Burlington Resources for certain wells in the mine area.  The Company cannot predict the outcome of any future disputes between SJCC and Western Gas or other gas leaseholders.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Navajo Nation Environmental Issues

Four Corners is located on the Navajo Reservation and is held under an easement granted by the federal government as well as a lease from the Navajo Nation.  APS is the Four Corners operating agent and PNM owns a 13% ownership interest in Units 4 and 5 of Four Corners.

In July 1995, the Navajo Nation enacted the Navajo Acts.  The Navajo Acts purport to give the Navajo Nation EPA authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners.  On October 17, 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, challenging the applicability of the Navajo Acts as to Four Corners.  The District Court has stayed these proceedings pursuant to a request by the parties.  In May 2005, APS and the Navajo Nation signed a Voluntary Compliance Agreement which would resolve the dispute regarding the air pollution and control acts portion of the lawsuit for the term of the Voluntary Compliance Agreement.  Provided that the EPA acts consistent with the Voluntary Compliance Agreement, including delegating Clean Air Act authority to the Navajo Nation, APS will dismiss the pending claims related to the Clean Air Act.

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

New Source Review Rules

In November 1999, the DOJ, at the request of the EPA, filed complaints against seven companies, alleging that the companies over the past 25 years had made modifications to their plants in violation of the NSR requirements and in some cases the NSPS regulations, which could result in the requirement to make costly environmental additions to older power plants. Whether or not the EPA will ultimately prevail is uncertain at this time.  There have been a number of decisions regarding the pending enforcement cases against the seven companies, and some cases have been settled.  Some of the decisions have ruled in favor of the EPA and others have ruled in favor of the companies.  The two most recent decisions, the Alabama Power

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company decision and the Fourth Circuit Court of Appeals decision in the Duke Energy case, accepted the legal theories advanced by the companies.  In October 2005, the EPA proposed changes to its NSR permitting program for electric generating units.  This proposal would establish a new emissions test for NSR based on the current NSPS hourly emission increase test.  The EPA indicated in the proposal that the Fourth Circuit Court of Appeals decision in the Duke Energy case is one of the reasons for proposing these changes.  At the same time the EPA announced the proposed changes, it also issued a memorandum to the EPA regions reporting that the agency's strategy to reduce emissions from coal-fired power sector is working primarily through the Clean Air Interstate Rule and the regional haze rule, and that it is time to refocus the EPA's enforcement efforts on other areas.

No complaint has been filed against PNM by the EPA, and the Company believes that all of the RMRR work undertaken at its power plants was and continues to be in accordance with the requirements of NSR and NSPS.  However, in October 2000, the NMED made an information request of PNM, advising PNM that the NMED was in the process of assisting the EPA in the EPA's nationwide effort of verifying that changes made at the country's utilities have not inadvertently triggered a modification under the Clean Air Act's PSD policies.  PNM has responded to the NMED information request.  In June 2002, PNM received another information request from the NMED for a list of capital projects budgeted or completed in 2001 or 2002.  PNM has responded to the additional NMED information request.

In December 2002, the EPA promulgated certain long-awaited revisions to the NSR rules, along with proposals to revise the RMRR exclusion contained in the regulations.  In August 2003, the EPA issued its rule regarding RMRR, clarifying what constitutes RMRR of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act.  It provides that replacements of equipment are routine only if the new equipment is (i) identical or functionally equivalent to the equipment being replaced; (ii) does not cost more than 20% of the replacement value of the unit of which the equipment is a part; (iii) does not change the basic design parameters of the unit; and (iv) does not cause the unit to exceed any of its permitted emissions limits.  Legal challenges to the RMRR rule have been filed by several states; other states have intervened in support of the rule.  How such challenges will ultimately be resolved cannot be predicted but an appellate court order has stayed the effect of the RMRR rule pending the outcome of the litigation.  Also in late 2003 and early 2004, several groups filed petitions requesting the EPA to reconsider several aspects of the RMRR rule.  In June 2005, the EPA published its decision in response to the petitions for reconsideration.  EPA rejected all of the petitioner's requests and reaffirmed the RMRR rule.  The Company is unable to determine the impact of this matter.

The Clean Air Act

In July 1999, the EPA published its final regional haze regulations and in May 2004, the EPA proposed revisions to the regulations and proposed guidelines for best available retrofit technology.  The purpose of the regional haze regulations is to address regional haze visibility

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

impairment in the 156 Class 1 areas in the nation, which consist of national parks, wilderness areas and other similar areas.  The final rule calls for all states to establish goals and emission reduction strategies for improving visibility in all the Class 1 areas.  These rules were litigated, and in 2002 portions of the rule were vacated and remanded.  In early 2005, the United States Court of Appeals for the District of Columbia Circuit found that the EPA's Western Regional Air Partnership Annex regulation, an optional alternative approach for western states, was illegal.  In June 2005, the EPA issued the Clean Air Visibility Rule.  This rule addressed the issues that were vacated and remanded in 2002.  The EPA issued a proposed rule in the summer of 2005 to address the Western Regional Air Partnership Annex rule that had been successfully challenged in the United States Court of Appeals for the District of Columbia Circuit.  The proposed rule addresses alternative strategies to accomplish the requirements of the regional haze rule.

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

By order of the court, PNM and GCT entered into settlement discussions.  The discussions were expanded to include the NMED to address the "Excess Emission Reports" disclosed below.  In March 2005, PNM entered into a consent decree with the NMED and GCT which was approved by the court in May 2005.  Under the terms of the consent decree, PNM

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and other plant owners will invest more than $200.0 million in new pollution control technology.  The capital costs of the technology are currently estimated to be at least $140.0 million, with an additional $70.0 to $80.0 million estimated for operating and maintenance costs over the next 10 years.  PNM is continuing to work with its consultants and project engineers to refine the costs so that the consent decree is complied with in the most economical, efficient and effective manner.  PNM's portion of costs will be approximately 47% of the total capital and operating costs.  In addition, the consent decree provides that stipulated penalties are payable to the NMED if SJGS emissions exceed specified quarterly averages over the course of a calendar year.  PNM cannot predict the specific amount of potential liability for any stipulated penalties until the end of 2005.  The consent decree resolves the foregoing lawsuit, the notice of intent, and certain threatened air quality claims by the NMED (see "Excess Emissions Reports" below).  PNM plans to file for an air permit with the NMED prior to starting construction on certain new equipment required by the consent decree.  The issue of the plaintiffs' attorney fees and costs has been resolved.

Four Corners Air Emissions

The GCT, Sierra Club and National Parks Conservation Association, petitioned the EPA to issue a FIP and a final Title V operating permit to regulate air emissions from Four Corners. The FIP has been pending at the EPA since 1999, and the petition seeks to speed up the process of issuance.  The Company is unable to predict the outcome of this proceeding, but does not anticipate any material adverse impact on PNMR's or PNM's financial condition or results of operations.  APS is the operator of Four Corners, and PNM will continue to monitor developments in this proceeding.

Excess Emissions Reports

As required by law, whenever there are excess emissions from SJGS, due to such causes as start-up, shutdown, upset, breakdown or certain other conditions, PNM makes filings with the NMED.  For several years, PNM had been in discussions with NMED concerning excess emissions reports for the period after January 1997.  In May 2004, the NMED issued a "draft" compliance order that included allegations that SJGS violated certain applicable air quality limitations.  This matter was resolved in conjunction with the GCT settlement described above under "Citizen Suit Under the Clean Air Act."

Archaeological Site Disturbance

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In June 2004, PNM and Great Southwestern entered into a letter agreement with the NNHPD for a survey of potential impacts on Navajo Nation land to determine if disturbed cultural resources exist.  Under the terms of the June 2004 letter agreement, the NNHPD agreed to release all claims against PNM and Great Southwestern for any impacts on Navajo Nation land arising from the climb and tighten project.  PNM provided survey reports to the NNHPD that were accepted by the Navajo Nation in October 2005 and the Company was notified that the NNHPD has determined that damage resulting from the climb and tighten project was minimal and a treatment plan will not be necessary.  The NNHPD and the Navajo Nation Division of Natural Resources are of the opinion that PNM has complied fully with the stipulations set forth in the June 2004 letter, and as such, NNHPD requires no further work from PNM or Great Southwestern.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2003, PNM was verbally informed that the Superfund Oversight Section of the NMED is conducting an investigation into the chlorinated solvent contamination in the vicinity of the former Santa Fe Generating Station site.  The investigation will study possible sources for the chlorinated solvents in the groundwater.  The NMED investigation is ongoing.

Natural Gas Royalties Qui Tam Litigation

In 1999, a complaint was served alleging violations of the False Claims Act by PNM and its subsidiaries, Gathering Company and Processing Company (collectively, the "Company" for purposes of this discussion), by purportedly failing to properly measure natural gas from Federal and tribal properties in New Mexico, and consequently, underpaying royalties owed to the Federal government.  A private relator is pursuing the lawsuit.  The complaint was served after the DOJ declined to intervene to pursue the lawsuit. The complaint seeks actual damages, treble damages, costs and attorneys fees, among other relief.

The Company is currently participating with other defendants in a motion to dismiss on the ground that the relator does not meet certain jurisdictional requirements for bringing suit under the False Claims Act.  In May 2005, a Special Master issued a report that recommended to the court that several defendants, including the Company, be dismissed from the case on this ground.  The relator has objected to the Special Master's recommendation regarding the Company.  The Chief Judge of the federal district court for the District of Wyoming will hear and rule on the objection.  The Company is vigorously defending this lawsuit.  If the Special Master's recommendation regarding dismissal of the Company on jurisdictional grounds is not sustained, the Company is unable to estimate the potential liability, if any, or to predict the ultimate outcome of this lawsuit.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  TCEQ is conducting a site investigation of a SESCO facility pursuant to the Texas Solid Waste Act and the SESCO site has been referred to the Superfund Site Discovery and Assessment Program.  The primary concern appears to be polychlorinated biphenyls in soil and groundwater on and adjacent to the site.  The TCEQ is conducting the site investigation to determine what remediation activities are required at the SESCO site and to identify potentially responsible parties.  In January 2004, PNM submitted its preliminary response to the TCEQ request for information.  The response states that PNM previously had a requirements contract with SESCO for the repair of electric transformers.  It appears that a number of transformers were sent to SESCO for repair.  In addition, it appears that PNM sold a number of retired transformers to SESCO.  An informational meeting took place in Austin, Texas in April 2004 where the status of the SESCO site and the possible establishment of a potentially responsible parties' committee was discussed.  In February 2005, PNM agreed to participate in the potentially responsible parties' committee known as the "Working Group".  PNM is voluntarily participating with the others in the investigation and may participate in any required remediation at the SESCO facility.  Common counsel was recently hired to represent the common interests of the members of the Working Group.  The Working Group's investigation into persons and entities that sent transformers and other equipment to SESCO is ongoing.  In addition, the Working Group sent a request for proposal for an environmental contractor to perform a remedial investigation and assessment study for the SESCO site and is currently reviewing responses.  PNM is still investigating its role in the matter, and is unable to predict the outcome at this time.  As discussed below, TNMP is also involved in the SESCO matter.

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

  Western United States Wholesale Power Market

  Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints, and alleged market manipulation by certain sellers, resulted in the well-publicized "California energy crisis" and in the bankruptcy filings of the Cal PX and of PG&E.  However, since the third quarter of 2001, conditions in the Western wholesale power market have changed substantially because of regulatory actions, conservation measures, the construction of additional generation, a decline in daily natural gas prices relative to levels reached during the California energy crisis and regional economic conditions.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In March 2003, the FERC issued an order substantially adopting the ALJ's findings in the December 2002 decision, but requiring a change to the formula used to calculate refunds.  The FERC raised concerns that the indices for California gas prices, a major element in the refund formula, had been subject to potential manipulation and were unverifiable.  The effect of this change would be to increase PNM's refund liability.  In October 2003, the FERC issued its order on rehearing in which it affirmed its decision to change the gas price indices used to calculate the refund amounts.  This has the effect of increasing the Company's amount of refund.  The precise amounts, however, will not be certain until the Cal ISO and Cal PX recalculate the refund amounts.  In a report filed by the Cal ISO in March 2005, the Cal ISO indicated that the Cal PX had concluded its recalculation of the adjustments for hourly price mitigation.  The Cal ISO is waiting to receive audited fuel cost information from market participants as a result of the fuel cost proceedings currently pending at the FERC before finalizing its recalculated refund amounts.  In August 2005, the FERC issued an order setting out the process by which sellers into the Cal ISO and Cal PX markets could make their cost recovery filings pursuant to the FERC's prior orders that indicated sellers would get the opportunity to submit evidence demonstrating that the refund methodology creates a revenue shortfall for their transactions

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

during the refund period.  Included in PNM's submittal were objections to the limited amount of time the FERC allowed for sellers to complete their respective submittals, and the FERC's arbitrary decision to allow only marketers and not load serving entities such as PNM to include a return component in their cost filings.  PNM participated with other competitive sellers to request rehearing of these issues before the FERC.  In September 2005, PNM made its cost recovery filing identifying its costs associated with sales into the California Cal ISO and Cal PX markets during the refund period.  PNM's cost recovery filing is still pending before FERC.  In addition, the Company has engaged in discussions with California parties based upon a template provided by FERC, but is unable to predict whether settlement will be reached.

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

Pacific Northwest Refund Proceeding

In addition to the California refund proceedings, Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable.  In September 2001, the ALJ issued a recommended decision and declined to order refunds associated with wholesale electric sales in the Pacific Northwest.  In a ruling similar to the one issued in the California refund proceeding, the FERC allowed additional discovery to take place and the submission of additional evidence in the case in March 2003.  In June 2003, the FERC issued an order terminating the proceeding and adopting the ALJ's recommendation that no refunds should be ordered.  Several parties in the proceeding filed requests for rehearing and in November 2003, the FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001.  In November 2003, the Port of Seattle filed an appeal of the FERC's order denying rehearing in the Ninth Circuit, which is still pending.  As a participant in the proceedings before the FERC, PNM is also participating in the appeal proceedings.  The Ninth Circuit had originally scheduled oral arguments in the appeal for

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 2005, but subsequently continued the oral argument after moving the case to a different panel of judges than those originally assigned.  The Company is unable to predict the ultimate outcome of this appeal, or whether PNM will ultimately be directed to make any refunds.

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

In the second order to show cause, the Gaming Partnerships Order, the FERC asserted that certain entities, including PNM, acted in concert with Enron Corporation and other market participants to engage in activities that constitute gaming and/or anomalous market behavior

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in violation of the Cal ISO and Cal PX tariffs during the period January 1, 2000 to June 20, 2001.  Specifically, PNM is alleged to have entered into "partnerships, alliances or other arrangements" with thirteen of its customers that allegedly may have been used as market manipulation schemes.  The precise basis for certain of the FERC's allegations is not clear from the Gaming Partnerships Order, although it appears that most arise out of PNM's provision of "parking and lending" services to the identified companies.  The potential remedies include disgorgement of unjust profits, as well as non-monetary remedies such as revocation of a seller's market-based rate authority.

In September 2003, PNM filed its responses to the Gaming Partnerships Order indicating that it did not engage in the alleged "partnerships, alliances or other arrangements" with the alleged parties.  In October 2003, PNM filed testimony and exhibits in the case reasserting its response previously filed.  In January 2004, the FERC issued an order granting the FERC staff's motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the Cal ISO and Cal PX markets.  In February 2004, the FERC staff and the California parties filed testimony in the case.  The FERC staff did not identify any improper conduct by PNM.  The California parties alleged that PNM provided false information regarding parking transactions that allowed other parties to game the California market.  In March 2004, the FERC approved the settlements entered into by two of the thirteen PNM customers and dismissed another of PNM's customers from the proceeding.  Of the three remaining PNM customers in the docket, the FERC staff entered into settlement agreements with two of them.  In May 2004, the Chief ALJ issued an order suspending the procedural schedule in the docket pursuant to the California parties' request to enable the parties to engage in settlement discussions of all matters related to the "California energy crisis."  In September 2004, the FERC staff filed a motion to dismiss PNM from the docket and to enter into a settlement of certain parking and lending transactions.  The staff's motion stated that after investigation and review there was no evidence that PNM either engaged in a gaming practice that violated the Cal ISO or Cal PX tariffs by directly transacting through the Cal ISO or Cal PX markets, or shared any unjust profits earned by PNM's customers that may have engaged in gaming practices.  Additionally, PNM entered into a settlement of certain matters outside the scope of the docket related to historic parking and lending transactions, under which PNM agreed not to provide parking and lending services prospectively without first meeting certain requirements agreed to with the FERC staff.  Additionally, PNM agreed to pay $1.0 million in settlement to the FERC to obtain satisfaction of all issues related to any potential liability stemming from the provision of such services historically.  In October 2004, the California parties filed their opposition to the motion to dismiss and settlement.  Both PNM and the FERC staff made filings in which they vigorously supported the motion to dismiss PNM from the docket and the settlement reached with the FERC staff.  In July 2005, the FERC issued its order granting the staff's motion to dismiss PNM from the Gaming Partnerships docket.  In its order, the FERC agreed with its trial staff's assessment of the record in the case and found that PNM did not engage in prohibited gaming practices as defined in the FERC's Gaming Partnership Order during the relevant time period.  The FERC also approved the settlement on the parking and lending services, finding that the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

settlement covered matters that were beyond the scope of matters set for hearing as part of the Gaming Partnerships Order.  The FERC also denied the California parties' request to keep the docket open as to PNM and terminated the PNM docket.  In August 2005, as anticipated, the California parties filed their petition for rehearing at the FERC objecting to the FERC's dismissal of PNM from the Gaming Partnership investigation and objecting to the settlement reached with the FERC staff.  The petition for rehearing is pending before FERC and PNM cannot predict the ultimate outcome of the rehearing petition.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company cannot predict the ultimate outcome of the FERC proceeding on remand, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.

California Antitrust Litigation

Several class action lawsuits have been filed in California state courts against electric generators and marketers, alleging that the defendants violated the law by manipulating the market to grossly inflate electricity prices.  Named defendants in these lawsuits include Duke Energy Corporation and related entities along with other named sellers into the California market and numerous other unidentified defendants. Certain of these lawsuits were consolidated for hearing in state court in San Diego, California.  In May 2002, the named defendants served a cross-claim on PNM.  Duke Energy Corporation also cross-claimed against many of the other sellers into California.  Duke Energy Corporation asked for declaratory relief and for indemnification for any damages that might ultimately be imposed on it.  Several defendants removed the case to federal court in California.  The federal judge has entered an order remanding the matter to state court, but the effect of that ruling has been stayed pending appeal.  PNM has joined with other cross-defendants in motions to dismiss the cross-claim.  In September 2005, PNM received an indication that Duke Energy Corporation intends to dismiss all cross-complaints against other sellers once its maximum liability is confirmed by final approval of its settlement in the class action lawsuits.  The Company believes it has meritorious defenses to the cross-complaints filed against it, but cannot predict if settlement will result in dismissal of the cross-complaints or the outcome of this matter should the settlement not be approved.

In May 2005, the California Attorney General filed a lawsuit against PNM, PowerEx, a Canadian energy trading company, and the Colorado River Commission, in California state court alleging that PNM and PowerEx conspired to engage in unfair trade practices involving overcharges for electricity in violation of California state antitrust laws.  The lawsuit claims that California customers were overcharged over a billion dollars and requests the court to award actual and treble damages.  In June 2005, PowerEx filed a Notice of Removal that served to remove the lawsuit to the Federal District Court for the Eastern District of California.  Both PNM and PowerEx filed motions to dismiss the lawsuit in June 2005, on grounds that the California Attorney General's lawsuit is preempted by federal law and even as to the allegations under California state law, failed to state a claim for which relief can be granted.  PNM and PowerEx rely upon legal precedent in the Ninth Circuit holding that state antitrust claims asserting unlawful wholesale power prices under the Federal Power Act are preempted and a complainant's only remedy lies in FERC proceedings.  Such proceedings are already currently pending at the FERC and the California Attorney General is already heavily involved in these proceedings.  The Company's motion to dismiss is still pending as well as the California Attorney General's motion to remand the case back to state court, which both PNM and PowerEx have opposed.  The Company cannot predict the outcome of this litigation, or whether the Company will be required to make any refunds or pay damages as a result of this litigation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Block Forward Agreement Litigation

In February 2002, PNM was served with a declaratory relief complaint filed by the State of California in California state court. The state's declaratory relief complaint seeks a determination that the state is not liable for its commandeering of certain energy contracts known as "Block Forward Agreements".  The Block Forward Agreements were a form of futures contracts for the purchase of electricity at below-market prices and served as security for payment by PG&E and SCE for their electricity purchases through the Cal PX.  When PG&E and SCE defaulted on payment obligations incurred through the Cal PX, the Cal PX moved to liquidate the Block Forward Agreements to satisfy in part the obligations owed by PG&E and SCE.  Before the Cal PX could liquidate the Block Forward Agreements, the State of California commandeered them for its own purposes.  In March 2001, PNM and other similarly situated sellers of electricity through the Cal PX filed claims for damages with the California Victims Compensation and Government Claims Board (the "Victims Claims Board" for purposes of this discussion) on the theory that the state, by commandeering the Block Forward Agreements, had deprived them of security to which they were entitled under the terms of the Cal PX's tariff.  The Victims Claims Board denied PNM 's claim in March 2002.  PNM filed a complaint against the State of California in California state court in September 2002, seeking damages for the state's commandeering of the Block Forward Agreements and requesting judicial coordination with the state's declaratory relief action filed in February 2002 on the basis that the two actions raise essentially the same issues.  The California state court judge delayed establishing a procedural schedule for the case pending a determination of the Cal PX's status in the litigation.  The judge has since held that the Cal PX could represent the interests of Cal PX participants in the litigation.  In March 2004, both the Cal PX and the State of California filed demurrers against each other's actions, alleging each other's actions failed to state a cause of action and that the issues raised in the other's case were identical to the issues raised in their own cases.  In a hearing held in April 2004, the judge determined not to rule on the demurrers until the specific market participants named in the declaratory action proceeding affirmatively determined whether they would agree to be bound by any judgment reached in the Cal PX complaint action.  As a result of the judge's order issued in May 2004, the various parties in the case were presented with a proposed stipulation under which the sellers would agree that the Cal PX would represent their interest in the proceedings, the sellers would agree to be bound by any judgment in the case, the sellers would dismiss their complaints against the State of California, and in turn, the State of California would dismiss its cross-complaints against the sellers, and the Cal PX would amend its complaint to indicate that it is bringing the lawsuit on behalf of the sellers.  PNM agreed with the stipulation and executed the stipulation agreement.  The Company cannot predict the outcome of the litigation involving the Cal PX and the State of California, or whether PNM will be awarded any damages as a result of the litigation.

In separate proceedings before the FERC involving the collection of costs associated with the Cal PX wind-up activities, the subject of the Block Forward Agreement litigation has become an element of the ongoing settlement discussions.  If the terms of the settlement are accepted by the parties in the wind-up costs proceedings, California market participants,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

including PNM, will have the option to opt-in to voluntarily agree to continue funding on a going-forward basis the expenses associated with the block forward agreement litigation.  Alternatively, market participants could agree to take an assignment of the Cal PX's claim and they could then continue to prosecute the claim with the condition that any recovery that may ultimately be achieved would be deposited into a FERC account for distribution as the FERC deems appropriate.  In the event that none of the parties opt-in to fund the litigation or no assignment of the claim is made, then the Cal PX must dismiss the claim with prejudice.  The parties to the Cal PX wind-up costs proceedings at the FERC did include, as part of the settlement terms, the opt-in provisions for purposes of funding the Block Forward Agreement litigation and filed the settlement proposal containing such provisions in September 2005.  In October 2005, the FERC issued its order accepting the Cal PX wind-up settlement, including the provisions setting out the opt-in settlement provisions for the Block Forward Agreement.

Wholesale Power Marketing Antitrust Suit

In June 2004, PNM received notice that PNM has been included in a list of 56 defendants that have been sued by the City of Tacoma Department of Public Utilities in federal district court in the State of Washington.  PNM has been listed in a class of defendants referred to as the "Trading Defendants", who allegedly engaged in buying, selling and marketing power in California and other locations in the Western United States.  The complaint alleges the Trading Defendants acted in concert among themselves and with "Non-Defendant Trading Co-Conspirators" that were engaged in conduct that amounted to market manipulations, which the complaint defines as a pattern of activities that had the purpose and effect of creating the impression that the demand for power was higher, the supply of power was lower, or both, than was in fact the case.  The complaint identified specific conduct that allegedly amounted to market manipulations, including the submission of false information and misrepresentation regarding load schedules, bids, power supply, transmission congestion, source and destination of energy, the supply and provision of energy and ancillary services.  The complaint alleged the activities of the Trading Defendants, along with "Generator Defendants", who are defined as generators who generated power for sale into California and other Western markets, and the co-conspirators, resulted in substantially increased prices for energy in the Pacific Northwest spot market in excess of what otherwise would have been the price absent such unlawful acts, in violation of antitrust laws.  The complaint asserted damages in excess of $175.0 million from the multiple defendants.  There have been three recent Ninth Circuit decisions that, collectively, appear to make Plaintiffs' case more difficult to prevail.  As a result, PNM joined a motion to dismiss the City of Tacoma Department of Public Utilities complaint given Ninth Circuit precedent.  In a decision issued in February 2005, the district court judge in the case granted defendants' motion to dismiss.  As a result, the antitrust lawsuit against PNM filed by the City of Tacoma Department of Public Utilities was dismissed.  In March 2005, the City of Tacoma Department of Public Utilities filed an appeal in the Ninth Circuit contesting the district court's decision to dismiss the complaint.  PNM participated in the appeal in support of the dismissal and joined in defendants' brief filed in the Ninth Circuit, as well as a motion for summary affirmance.  The appeal and defendants' motion for summary affirmance of the district court is

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

pending before the Ninth Circuit and the Company cannot predict the outcome of this appeal, or whether PNM will be required to make any refunds or pay damages as a result of this litigation.

FERC Rule Making

Over the past several years, the FERC has issued numerous rules that have impacted the wholesale energy business.  The FERC is attempting to remedy what it sees as undue discrimination in the provision of interstate transmission services and to ensure just and reasonable rates for electric energy within and among regional power markets.

In addition, the FERC has issued final rules that have an impact on the wholesale energy business and participants in the wholesale energy markets, including PNM.  In August 2003, the FERC issued Order 2003, which requires electric utilities that own or control electric transmission facilities to set out standard procedures and a standard agreement for interconnecting generators larger than 20 MW, and to make such revisions as necessary to its OATT to comply with the requirements of the new rule.  PNM made its initial compliance filing in January 2004 and, in September 2004, PNM received notice that its revised tariff filing was accepted by the FERC.  In December 2004, the FERC issued Order 2003-B, which provided additional clarification on certain matters and required additional modifications to the pro forma tariff.  PNM joined an industry group requesting rehearing of Order 2003-B, and also separately filed its petition for rehearing of Order 2003-B, both of which are still pending before the FERC.  In February 2005, PNM made its compliance filing pursuant to Order 2003-B.  In March 2005, PNM received notice that its compliance filing was accepted by FERC.  In July 2005 the FERC issued Order 2003-C, in which it affirmed, with certain clarifications, the fundamentals in the FERC Order 2003-B, and denied PNM's petition for rehearing.  In addition, in May 2005, the FERC issued a rulemaking, designated as Order 2006, in which it established the requirement for public utilities to amend their OATTs to include the FERC's standardized procedures for interconnecting small generators, no larger than 20 MW.  Order 2006 states that the OATTs of all non-independent transmission providers are deemed revised to include the procedures and no formal OATT amendment will be required until compliance is due in the FERC's rulemaking on electronic tariff filings, which is still pending.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2005, the FERC issued an Order denying PNM's petition for rehearing regarding the FERC's finding that the existing mitigation measure for the Northern New Mexico control area was insufficient; rejecting PNM's February 2005 compliance filing as to both the Northern and Southern New Mexico control areas and requiring PNM to submit a compliance filing containing one of the alternatives listed in the Order; and denying PNM's motion for assignment of a settlement judge.  The FERC's Order also clarified that market based sales made at SJGS are sales made within PNM's Northern control area and are subject to these proceedings.  Also, in June 2005, PNM filed a petition for judicial review of the FERC's December 2004 and April 2005 orders in the United States Court of Appeals for the District of Columbia Circuit.  In its appeal, PNM requests the court to review the legality of the FERC's orders.  In July 2005, PNM made its compliance filing at the FERC.  The filing indicated that, as a result of the completion of its analysis pursuant to the FERC's order, PNM did show failures in its own control area, but did not show failures in the EPE control area, with the exception of one measure.  The Company maintained its position that when the historical data is considered, it is clear that PNM does not possess generation market power in either the PNM or EPE control area destination markets and it should maintain its market-based sales authority in those markets.  In the event the FERC does not so find, PNM also proposed mitigation measures in both the PNM and EPE control area destination markets that will be applicable during the limited time periods when the failures occurred.  EPE filed comments in response to PNM's filing in August 2005, to which PNM filed a subsequent reply.  EPE then proceeded to file an objection to PNM's response in September 2005.  The Company cannot predict the outcome of the additional FERC proceedings on the Company's financial position or results of operations; however, should the FERC determine that PNM has generation market power in these two markets, PNM could continue to make sales at cost-based or otherwise mitigated rates and thus not have future revenues subject to refund in this matter.  The Company also cannot predict the outcome of the court appeal of the FERC's prior orders.

In July 2005, the FERC issued an order terminating its proceeding on standard market design, stating that since issuance of the standard market design notice of proposed rulemaking, the electric industry has made significant progress in the development of voluntary RTOs/ISOs which has allowed interested parties, through region-specific proceedings, to shape the development of independent entities to reflect the needs of each particular region.  In September 2005, the FERC issued a Notice of Inquiry on Preventing Undue Discrimination and Preference in Transmission Services seeking information from the industry regarding the provisions of the OATT for possible revision in a future rulemaking.  The Company intends to monitor and participate in this FERC Notice of Inquiry, as well as the future rulemakings arising out of the matters addressed in this docket.

TNMP

SESCO Matter

As discussed above in the PNM "SESCO Matter," in October 2003, the TCEQ notified approximately 50 companies, including TNMP, that releases of hazardous substances had been

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

documented from a site owned and operated by SESCO.  TNMP purchased transformers from the vendor and also sent some transformers to the vendor for repair and/or disposal.  The owner and operator of the site have filed for bankruptcy and the site is under the control of the bankruptcy trustee. In August 2004, 15 of the companies identified by TCEQ as potentially responsible parties, including TNMP, formed the initial Working Group to manage the remediation efforts and determine the allocation of responsibility among the potentially responsible parties.  Common counsel was recently hired to represent the common interests of the members of the Working Group.  The Working Group's investigation into persons and entities that sent transformers and other equipment to SESCO is ongoing.  In addition, the Working Group sent a request for proposal for an environmental contractor to perform a remedial investigation and assessment study for the SESCO site and is currently reviewing responses.  TNMP is still investigating its role in the matter, and is unable to predict the outcome at this time.

TNMP True-Up Proceeding

In July 2004, the PUCT issued its first order in TNMP's stranded cost true-up proceeding.  The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers.  The PUCT decision established $128.4 million as TNMP's stranded costs and allowed TNMP to recover $87.3 million of the $266.5 million that TNMP requested for its true-up balance.

In August 2004, TNMP filed a motion for rehearing of the PUCT decision.  In October 2004, the PUCT denied all of TNMP's motions for rehearing except for an issue related to a June 2004 Texas Supreme Court ruling that addressed recovery of carrying charges on recoverable stranded costs back to January 1, 2002, the date that competition began in Texas.

In March 2005, the PUCT administrative law judge issued a proposal for decision on the remanded interest issue.  The decision recommended that TNMP be allowed recovery of $41.7 million of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004, and was consistent with amounts recorded by TNMP.  In accordance with provisions within SFAS No. 92, "Regulated Enterprises - Accounting for Phase-In Plans" ("SFAS 92"), TNMP recorded $27.2 million of carrying charges to the income statement for the period January 1, 2002 through July 21, 2004, in the fourth quarter of 2004.  TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges, and TNMP was prohibited from income statement recognition of the equity portion of the carrying charges until the actual receipt of those amounts from customers.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Instead, the PUCT utilized TNMP's actual weighted average cost of debt as of December 31, 2001.  Accordingly, TNMP reduced the carrying costs for income statement recognition for the period January 1, 2002 through July 21, 2004 by $4.1 million, and reduced the total carrying charges for income statement recognition for the period January 1, 2002 through December 31, 2004 by $4.7 million during the first quarter of 2005.  TNMP's accrual for 2005 carrying charges is also based on the PUCT ruling.  As of September 30, 2005, the accrual was $55.8 million and the equity portion of the carrying charges on stranded costs that TNMP was prohibited from recognition through the income statement until actual receipt from customers totaled $23.8 million.

In July 2005, the PUCT confirmed TNMP's calculation of the carrying costs on stranded costs in a written order.  TNMP and other parties have filed petitions for judicial review of the July PUCT order.

(9)         Regulatory and Rate Matters

PNMR

Energy Policy Act

In September 2005, President George W. Bush signed the Energy Policy Act of 2005 into law.  Implementation of various portions of the law requires the issuance of rules by the FERC.  The FERC has initiated a number of rulemakings, among them a proposed rulemaking to implement the reliability provisions of the Energy Policy Act of 2005; a proposed rulemaking to revise the criteria for what will be considered a new cogeneration qualifying facility under PURPA; a notice of proposed rulemaking to implement the PUHCA repeal provisions; a proposed rulemaking implementing the market manipulation prohibition; and a proposed rulemaking to implement the merger review provisions.  In addition the FERC has asked for comments on whether or not it should use its Federal Power Act authority to impose additional restrictions regarding public utility holding company systems.  Additional rulemakings are expected.  The Company will continue to monitor, and participate in as appropriate, the FERC and other proceedings involving implementation of Energy Policy Act of 2005, in order to assess the implications of the new law and rules on its operations.

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

On June 1, 2004, several changes to customer protection rules in Texas became effective.  Of the changes, the rules related to disconnection for non-payment and the required amount of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a customer deposit is having the greatest impact on First Choice.  The new rule for disconnection for non-payment states that if a customer does not make a payment or payment arrangement until after the final due date specified in the disconnect notice, the retail electric provider is allowed to disconnect the customer.  The previous rule only allowed the retail electric provider to terminate service and transfer the customer to the retail electric provider that was affiliated with the customer's transmission and distribution service provider, or to the provider of last resort for non-payment.  The new rule for the required amount of deposit states that the deposit shall not exceed the greater of one-fifth of the estimated annual billing or the sum of the next two month's estimated billings.  The previous rule stated that the deposit could not exceed the greater of one-sixth of the estimated annual billing or the sum of the next two month's estimated billings.

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

Price-to-Beat Fuel Factor

At its final open meeting for October 2005, the PUCT approved First Choice's request to increase its price-to-beat fuel factor.  First Choice estimates that the increase in the price-to-beat fuel factor will increase 2005 revenues by approximately $9.4 million, based on an increase in the fuel factor of 41.33% from October 29 through December 31, 2005.  The price-to-beat fuel factor will automatically increase again to 45.15% on January 1, 2006.

If natural gas markets decline from current levels, First Choice will file a request to reset its price-to-beat fuel factor shortly before the PUCT issues an order in TNMP's 60-day rate review case.  Resulting rates will be effective within 30 days of a final order in TNMP's 60-day rate review.

Price-to-Beat Base Rate Reset

First Choice is required to make a filing to reset its price-to-beat base rates no later than 30 days after TNMP files its 60-day rate review.  First Choice will file its price-to-beat base rate case in early December 2005.  First Choice's resulting rates will take effect no later than 30 days following a final order on TNMP's 60-day rate review.  First Choice will request that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the acquisition stipulation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Agreement

  In 2003, First Choice and Constellation executed a power supply agreement that resulted in Constellation being the primary supplier of power for First Choice's customers through the end of 2007. Additionally, Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires.

In 2004, FCPSP, a bankruptcy remote entity, was created pursuant to the agreement with Constellation to hold all customer contracts, wholesale power contracts, and certain natural gas contracts previously held by First Choice.  Constellation received a lien against the assets of FCPSP to cover the settlement exposure and the mark-to-market exposure rather than requiring FCPSP to post alternate collateral for the purchase of power supply.  In addition, FCPSP is restricted by covenants that limit the size of FCPSP's unhedged market positions and require that sales by FCPSP retain a positive retail margin.  The agreement does not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement.  If, however, a change in electricity or gas forward prices increases Constellation's credit exposure to FCPSP beyond a limit based on Constellation's liens in cash and accounts receivable, Constellation will have no obligation to supply additional power to customers of FCPSP unless FCPSP provides letters of credit or other collateral acceptable to Constellation, and FCPSP will be constrained in its ability to sign up additional customers until that credit shortfall is corrected.

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

PNM

Global Electric Agreement

The Global Electric Agreement was signed in 2003.  The Global Electric Agreement provided for the repeal of a majority of the Restructuring Act, a fixed rate path, procedures for PNM's participation in unregulated generating plant activities and other regulatory issues.  In accordance with this rate path, PNM reduced its retail rates by 2.5% in September 2005.  The rate path is effective through December 31, 2007, at which time rates are subject to review by the NMPRC.  As a result of the repeal of the Restructuring Act, PNM re-applied the accounting requirements of SFAS 71, as amended, "Accounting for the Effects of Certain Types of Regulation," to its regulated generation activities.

Transmission Rate Case

In March 2005, PNM filed a notice with the FERC to increase its wholesale electric transmission revenues by approximately $7.8 million annually.  If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which includes other utilities, electric co-operatives and entities that use PNM's transmission system to transmit power at the wholesale level.  The proposed rate increase would not impact PNM's retail customers.  In May 2005, the FERC issued an order in the case suspending the new rates for the standard five-month period and made the new rates effective November 1, 2005, subject to refund.  Additionally, pursuant to the FERC's order, a settlement judge was assigned to the case and an initial settlement conference was held in July 2005.  PNM has been engaged in providing information requested by the parties in an effort to facilitate settlement in the case.  Additional settlement discussions have been held with FERC staff and the parties to the proceeding.  An additional conference in front of the FERC settlement judge has been scheduled for November 2005.  The Company is unable to predict the outcome of the rate proceeding or if the parties will be able to reach a settlement in the case.

Complaint Against Southwestern Public Service Company

         In September 2005, PNM filed a complaint under the Federal Power Act against Southwestern Public Service Company.  PNM believes that through its fuel charge adjustment clause, Southwestern Public Service Company has been overcharging PNM for deliveries of energy under three contracts, and continues to do so.  PNM requested that the FERC investigate Southwestern Public Service Company's charges for the period 2001 through 2004.  Charges for 2005 are being addressed in a separate case currently pending before the FERC, in which PNM is an intervenor in the case.  PNM's complaint also alleges that Southwestern Public Service Company's rates for interruptible power sales are excessive and requested that the FERC set a refund effective date of September 13, 2005 for these rates.  PNM cannot predict the outcome of this complaint at the FERC.

TNMP

 60-Day Rate Review

 TNMP is required to make a 60-day rate review filing by November 5, 2005.  TNMP's case will establish a competition transition charge for recovery of the true-up balance.  TNMP's competition transition charge will take effect no later than 30 days following a final order on TNMP's 60-day rate review.

  Final Fuel Reconciliation

In January 2004, the PUCT issued an order that disallowed $15.7 million of fuel and energy related purchased power costs that TNMP incurred in 2000 and 2001, prior to retail

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

competition.  TNMP recorded the $10.1 million net of tax effect of the disallowance in the fourth quarter of 2003, and subsequently appealed the PUCT decision to the district court.  In June 2005, the District Court affirmed the PUCT order, effectively denying TNMP's appeal.

(10)    Variable Interest Entities

PNMR and PNM

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

This variable interest PPA is a contract to purchase 132 MW of capacity and energy expiring in June 2020.  The contract contains a fixed capacity charge, a fixed O&M charge, and a variable energy charge that subjects PNM to the changes in the cost of fuel and O&M.  For the three months ended September 30, 2005 and 2004, the capacity and O&M charge was $1.8 million and $1.8 million, respectively, and the energy charges were $0.2 million and $0.4 million, respectively.  For the nine months ended September 30, 2005 and 2004, the capacity and O&M charge was $5.1 million and $4.4 million, respectively, and the energy charges were $0.8 million and $0.8 million, respectively.  The contract is for the full output of a specific gas generating plant and is currently accounted for as an operating lease by PNM.  Under this contract PNM is exposed to changes in the costs to produce energy and operate the plant.

PNMR also has interests in other variable interest entities created before January 31, 2003, for which PNMR is not the primary beneficiary.  These arrangements include PNMR's investment in a limited partnership and certain PNM leases.  The aggregate maximum loss exposure at September 30, 2005 that PNMR could be required to record in its income statement as a result of these arrangements totals approximately $5.3 million.  The creditors of these variable interest entities do not have recourse to the general credit of PNMR in excess of the aggregate maximum loss exposure.

(11)   Related Party Transactions

PNMR, PNM and TNMP are considered related parties as defined in SFAS No. 57, "Related Party Disclosures."  Since TNMP became a related party effective on the date of PNMR's

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

acquisition of TNP, the reported amounts for TNMP reflect the period from June 6, 2005 through September 30, 2005.

PNMR Services Company provides corporate services to PNMR and its subsidiaries including PNM, Avistar, Inc., TNP, TNMP and First Choice per shared services agreements.  These services are billed at cost on a monthly basis and allocated to the subsidiaries.

PNM and TNMP have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of power and transmission purchases by TNMP from PNM.  Transactions between affiliates are reported separately on their financial statements, but are eliminated in the consolidation of PNMR's financial statements.

PNMR and PNM

Pursuant to agreement, PNM has issued a promissory note for $20.0 million to PNMR payable on or before September 30, 2006.  Under the agreement, PNM agrees to pay all applicable interest on the outstanding balance at the interest rates provided in the agreement.  As of September 30, 2005 there is no outstanding balance on the promissory note.

PNM sells electricity and energy-scheduling services to TNMP under a long-term wholesale power contract.  PNM also sells transmission services to TNMP and TNMP provides transmission services to PNM under an agreement.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below describe the nature and amount of transactions PNM has with PNMR and TNMP.  Since TNMP became a related party effective on the date of PNMR's acquisition of TNP, the reported amounts for TNMP reflect the period from June 6, 2005 through September 30, 2005.

Three Months			Nine Months
Ended September 30,			Ended September 30,
	2005	2004	2005	2004
PNMR Transactions With PNM		(In thousands)
Shared services billings from PNMR to PNM	$30,076	$24,702	$81,321	$82,020
Shared services receivable/payable as of
September 30, 2005	$ 9,528	$ -	$ 9,528	$ -
Shared services receivable/payable as of
December 31, 2004	$ -	$31,875	$ -	$31,875

PNM Transactions with TNMP
Electricity and energy scheduling service
billings from PNM to TNMP	$11,043	$ -	$13,947	$ -
Electricity and energy scheduling services
receivable as of September 30, 2005	$13,947	$ -	$13,947	$ -

Transmission billings from PNM to TNMP	$ 554	$ -	$ 694	$ -
Transmission charges receivable as of
September 30, 2005	$ 694	$ -	$ 694	$ -

Transmission billings to PNM from TNMP	$ 90	$ -	$ 101	$ -
Transmission charges payable as of
September 30, 2005	$ 101	$ -	$ 101	$ -

TNMP

TNMP purchases all the electricity for its New Mexico customers' needs (except for one major customer) and energy-scheduling services under the long-term wholesale power contract with PNM described above.  TNMP also purchases transmission services from PNM in New Mexico.  Additionally, TNMP provides transmission services to PNM in New Mexico.

Effective with the close of the acquisition of TNP on June 6, 2005, all TNMP employees who were providing corporate support to TNP and First Choice became employees of PNMR Services Company.  PNMR Services Company provides corporate services to TNMP per a shared services agreement.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
(In thousands)
TNMP Transactions With PNM
Electricity and energy scheduling service
billings to TNMP from PNM	$11,043	$ -	$13,947	$ -
Electricity and energy scheduling services
payable of September 30, 2005	$13,947	$ -	$13,947	$ -

Transmission billings to TNMP from PNM	$ 554	$ -	$ 694	$ -
Transmission charges payable as of
September 30, 2005	$ 694	$ -	$ 694	$ -

Transmission billings from TNMP to PNM	$ 90	$ -	$ 101	$ -
Transmission charges receivable as of
September 30, 2005	$ 101	$ -	$ 101	$ -

TNMP Transactions with PNMR
Shared services billings to TNMP from PNMR	$ 3,755	$ -	$ 4,900	$ -
Shared services payable as of
September 30, 2005	$ 1,941	$ -	$ 1,941	$ -

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)      New Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154").  SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable.  Prior accounting rules required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 will improve financial reporting because its requirements enhance the consistency of financial information between periods.  SFAS 154 requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  Previously, such a change was reported as a change in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made beginning January 1, 2006.  The Company does not expect that the adoption will have a significant effect on its results of operations or financial condition when adopted.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47").  FIN 47 states that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation (ARO) when incurred if the liability's fair value can be reasonably estimated.  The Interpretation clarifies when an entity would have sufficient information to reasonably estimate the fair value of the ARO.  An ARO would be reasonably estimable if: (a) it is evident that the fair value of the obligation is embodied in the acquisition price of the asset, (b) an active market exists for the transfer of the obligation, or (c) sufficient information exists to apply an expected present value technique.  Upon application of FIN 47, amounts will be measured using current information, assumptions and interest rates.  The recognized asset retirement cost will be measured as of the date the ARO was incurred.  Cumulative accretion and accumulated depreciation will be recorded for the time period from the date the liability would have been recognized had the provisions of this Interpretation been in effect when the liability was incurred to the date of adoption of this Interpretation.  The cumulative effect of initially applying FIN 47 should be recognized as a change in accounting principle.  FIN 47 will be effective for the year ending December 31, 2005.  The Company is currently evaluating the impact of adopting FIN 47 and is unable to predict its impact on the Company's operating results and financial position at this time.

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

In conjunction with the TNP acquisition, management changed its business segment reporting.  As it currently operates, PNMR's principal businesses include regulated operations and unregulated operations.  As required by SEC regulations, PNMR filed a Current Report on Form 8-K on September 26, 2005 that conformed its presentation of segment information in the 2004 Annual Report on Form 10-K to reflect the revised segment presentation.

Regulated Operations

The regulated operations strategy is directed at supplying reasonably priced and reliable energy to retail customers through customer-driven operational excellence, high quality customer service, cost efficient processes, and improved overall organizational performance.

PNM Electric

PNM Electric is an integrated electric utility that consists of generation, transmission and distribution of electricity for retail electric customers in New Mexico and transmission of sales to third parties as well as to PNM Wholesale and TNMP.  PNM Electric provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico.  Customer rates for retail electric service are set by the NMPRC based on the provisions of the Global Electric Agreement.  (See Note 9 - "Regulatory and Rate Matters - Global Electric Agreement," in the Notes to Consolidated Financial Statements.)  PNM Electric owns or leases transmission lines, interconnected with other utilities in New Mexico, south and east into Texas, west into Arizona, and north into Colorado and Utah.

PNM Gas

PNM Gas distributes natural gas to most of the major communities in New Mexico, including two of New Mexico's three largest metropolitan areas, Albuquerque and Santa Fe.  The customer base for PNM Gas includes both sales-service customers and transportation-service customers.  PNM Gas operates under a purchase gas adjustment clause that allows it to purchase natural gas in the open market and resell it at cost to its distribution customers.  As a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact PNMR's or PNM's consolidated gross margin or earnings.

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

Unregulated Operations

PNM Wholesale

PNM Wholesale is engaged in the generation and sale of electricity into the wholesale market based on two product lines that include long-term contracts and short-term sales.  PNM Wholesale also sells transmission services to TNMP.  The source of these sales is supply created by selling the unused capacity of jurisdictional assets as well as the capacity of PNM's wholesale plants excluded from retail rates.  Both regulated and unregulated generation is jointly dispatched in order to improve reliability, provide the most economic power to retail customers and maximize profits on any wholesale transactions.  The strategy utilized by the Company calls for net asset-backed energy sales supported by long-term contracts into the wholesale market, whereby the Company's aggregate net open forward electric sales position, including short-term sales and long-term contracts, is covered by its forecasted excess generation capacity.  Management actively monitors the net asset-backed sales by the use of stringent risk management policies.  The Company's future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts as required by the Global Electric Agreement.  Growth will be dependent on market development and on the Company's ability to generate funds for the future expansion.  The Company will continue to operate in the wholesale market and seek reasonably priced asset additions.  Expansion of the Company's generating portfolio will depend on the Company's ability to acquire favorably priced assets at strategic locations and to secure long-term commitments for the purchase of power from the acquired plant capacity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate and Other

PNMR was established as the holding company in 2001.  On December 30, 2004, PNMR became a registered holding company under PUHCA.  PNMR also created a new subsidiary called PNMR Services Company, which began operating on January 1, 2005, subject to final approval of a services company application filed with the SEC in January 2005.

The comprehensive energy legislation enacted in August 2005, will result in the repeal of PUHCA on a delayed basis.  PNMR is in the process of evaluating the effects of that repeal, along with the other provisions of the legislation.

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

Effective with the acquisition of TNP on June 6, 2005, (see Note 2 - "TNP Acquisition," in the Notes to the Consolidated Financial Statements) all TNMP employees who were providing corporate support to TNP and First Choice became employees of PNMR Services Company.  PNMR Services Company provides corporate services to PNMR and its subsidiaries including PNM, Avistar, Inc., TNP, TNMP and First Choice based on shared services agreements.  These services are billed at cost on a monthly basis and are allocated to PNMR and its subsidiaries.

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

Southwest market by buying additional generating resources and selling power from those resources through long-term contracts.  In October 2005, PNM entered into a 150 MW long-term sale contract with APS that begins in June 2007.  In addition, the Company expects that the acquisition of First Choice as part of the TNP acquisition will provide a solid foundation for entry into the competitive retail market in Texas.  In addition, PNMR intends to continue to provide energy and technology related services through its wholly owned subsidiary, Avistar, Inc.

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

Maintain Prudent Cost Controls.  Management maintains cost control procedures for PNMR and its subsidiaries.

Continue to Improve Credit Strength and Reduce Cost of Capital.  A high priority and long-term commitment is to maintain the Company's investment grade rating in any type of regulatory, natural gas or electricity price scenario.  The Company believes TNP offers an opportunity to derive additional value through the stronger credit profile of the combined entity.  In addition, the Company expects lower TNP financing costs, through the refinancing of TNP's relatively high-cost capital.  In conjunction with the acquisition of TNP, on June 6, 2005, PNMR made an equity investment of approximately $110.5 million in TNP, which TNP used to repay in full amounts owing under TNP's credit agreement.  In addition, in July 2005, PNMR provided funds to TNP to enable TNP to redeem its preferred stock and senior notes.  See "Financing Activities - PNMR" below in "Liquidity and Capital Resources" for further details of this transaction.

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

ACQUISITION

Acquisition of TNP. On June 6, 2005, PNMR acquired all of the outstanding common shares of TNP, including its principal subsidiaries, TNMP and First Choice.  The results of TNP's operations have been included in the consolidated financial statements of PNMR from that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNMR acquired TNP in order to complement its existing New Mexico electric operations and to expand into the retail and wholesale markets in Texas.

The aggregate purchase price was $1,277 million, including a payment to the previous owner of $175.0 million consisting of $87.6 million of cash and common stock valued at $87.4 million.  In addition, the aggregate purchase price included $1,034 million of TNP debt and preferred stock and incurred transaction and other costs of $67.7 million.  The value of the 4,326,337 common shares issued was determined based on $20.20 per common share as provided for in the Stock Purchase Agreement.  The purchase price was based on an estimated purchase price in accordance with the Stock Purchase Agreement, dated as of July 24, 2004 by and between PNMR and SW Acquisition.  PNMR obtained, or is in the process of obtaining, valuations of acquired property and intangible assets; thus, the allocation of the purchase price is subject to adjustment and will be finalized within one year of the acquisition.

Pursuant to the Stock Purchase Agreement, PNMR provided SW Acquisition its proposed final purchase price, reflecting a reduction from the estimated purchase price of approximately $37 million.  SW Acquisition has objected to PNMR's proposed final purchase price.  There is a mechanism established in the Stock Purchase Agreement for resolving disputes regarding the final purchase price.  However, in August 2005, SW Acquisition filed a petition against PNMR in Texas state district court, in which SW Acquisition alleged, among other things, that PNMR had breached the Stock Purchase Agreement.  The petition seeks a declaration of the parties' rights and duties under the Stock Purchase Agreement, including the final purchase price, and also seeks damages in an unspecified amount.  In September 2005, PNMR filed an answer to the petition generally denying SW Acquisition's claims and a counterclaim seeking damages for SW Acquisition's breaches of contract including its early termination of the negotiation period provided for in the Stock Purchase Agreement and its breach of the provisions in the Stock Purchase Agreement regarding alternate dispute resolution.  PNMR also filed a motion to compel arbitration consistent with the Stock Purchase Agreement and a motion for a preliminary injunction that would force SW Acquisition to choose an accountant to resolve the purchase price dispute.  The court has scheduled a hearing on the motion to compel arbitration for November 2005.  PNMR believes the SW Acquisition petition is without merit and intends to vigorously defend itself and otherwise protect its rights under the Stock Purchase Agreement.  See Note 2 - "TNP Acquisition," in the Notes to Consolidated Financial Statements.

Reference is made to the Current Reports on Forms 8-K/A filed by PNMR on August 2, and September 27, 2005, in connection with the acquisition of TNP.  The August 2 Form 8-K/A incorporates by reference the audited and unaudited financial statements of TNP required by Form 8-K Item 9.01 (a) and the August 2 and September 27 Forms 8-K/A include the pro forma financial information required by Form 8-K Item 9.01 (b).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERALL OUTLOOK

The Company experienced lower than expected earnings growth in the first nine months of 2005 primarily due to unexpected plant outages, the extension of planned outages, the acceleration of a scheduled outage and other non-recurring charges for refinancing and TNP acquisition integration costs.  The Company expects to incur lower plant operating costs and recover a portion of the reduction in revenue related to the accelerated outage schedule in the fourth quarter of 2005 when the SJGS Unit 4 planned outage would otherwise have occurred.  In addition, the Company expects to experience added earnings growth resulting from the acquisition of TNP.

The Company expects that the TNP acquisition will be accretive to earnings in the first full year of operation after the transaction is completed.  This expectation is based on certain assumptions, including assumptions related to interest rates and market prices for power, among other things.  In recent months, the market price of natural gas across the United States has increased significantly, due to a hot 2005 summer, which led to more demand from natural gas-fired power plants, as well as due to the hurricanes in the Gulf Coast region of the United States.  The Company cannot predict what impact the increase in market prices for natural gas will have on its future results of operations; however the Company does anticipate an increase in O&M costs, primarily related to bad debts, due to the increases in gas prices.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005
Compared to Three Months Ended September 30, 2004

PNMR

PNMR's net earnings for the three months ended September 30, 2005 were $28.5 million or $0.41 per diluted share of common stock, compared to $27.4 million or $0.45 per diluted share of common stock in the three months ended September 30, 2004.  The decrease in earnings per share was driven primarily by acquisition related costs and other non-recurring charges of $3.4 million, net of income taxes, which consisted of acquisition integration costs of $2.6 million and TNP debt refinancing costs of $0.8 million.  In addition, PNM experienced below normal levels of plant performance due to unexpected plant outages and the extension of planned plant outages, which reduced the amount of electricity PNM sold in the wholesale market and forced PNM to purchase power to meet jurisdictional and contractual wholesale needs.  In addition, the margin on fixed-price contracts decreased, as increases in purchased power prices that were driven by increasing fuel prices were not able to be passed on to customers with fixed sales prices.  These decreases to net earnings were partially offset by the addition of TNP operations for the three months ended September 30, 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, adjustments related to EITF Issue 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes," are excluded.  This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives.  Management evaluates PNM Wholesale on a gross presentation basis due to its primarily net-asset-backed marketing strategy and the importance it places on PNM's ability to repurchase and remarket previously sold capacity.

Corporate costs, income taxes and non-operating items are discussed on a consolidated basis for PNMR and are in conformity with the presentation in the PNMR consolidated financial statements.

Regulated Operations

PNM Electric

The table below sets forth the operating results for PNM Electric.

	Three Months Ended
	September 30,
	2005	2004	Variance
	(In thousands)
Operating revenues	$ 162,945	$ 152,413	$ 10,532
Less: Cost of energy	57,958	50,675	7,283
Intersegment energy transfer	(7,205)	(9,838)	2,633
Gross margin	112,192	111,576	616
Energy production costs	28,563	26,100	2,463
Transmission and distribution O&M	8,340	7,981	359
Customer related expense	5,552	4,532	1,020
Administrative and general	1,046	1,537	(491)
Total non-fuel O&M	43,501	40,150	3,351
Corporate allocation	17,913	15,358	2,555
Depreciation and amortization	17,276	12,568	4,708
Taxes other than income taxes	5,027	5,144	(117)
Income taxes	7,998	11,757	(3,759)
Total non-fuel operating expenses	91,715	84,977	6,738
Operating income	$ 20,477	$ 26,599	$ (6,122)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric revenues by customer class and average customers:

PNM Electric Revenues

	Three Months Ended
	September 30,
	2005	2004	Variance
	(In thousands, except customers)
Residential	$ 61,580	$ 55,615	$ 5,965
Commercial	73,090	70,594	2,496
Industrial	16,054	15,964	90
Transmission	6,287	4,490	1,797
Other	5,934	5,750	184
	$162,945	$152,413	$10,532

Average customers	419,195	408,225	10,970

  The following table shows electric sales by customer class:

PNM Electric Sales

	Three Months Ended
	September 30,
	2005	2004	Variance
	(Megawatt hours)
Residential	754,103	675,228	78,875
Commercial	1,022,049	980,115	41,934
Industrial	333,781	330,392	3,389
Other	81,480	77,969	3,511
	2,191,413	2,063,704	127,709

  Operating revenues increased $10.5 million, or 6.9%, from the prior year quarter.  Retail electricity sales increased 6.2%, to 2.19 million MWh in the third quarter of 2005 compared to 2.06 million MWh in the third quarter of 2004.  Customer growth was 2.7% quarter over quarter and a 3.4% increase in weather normalized retail electric load growth resulted in a $5.5 million increase in revenues.  Warmer weather in the third quarter of 2005 compared to 2004 contributed $4.3 million to the increase in revenues.  Cycle-weighted Cooling Degree Days for Albuquerque, New Mexico increased approximately 20.2%, to 1,158 during the third quarter of 2005 compared to 963 during the third quarter of 2004.  In addition, increased transmission revenues, primarily from point-to-point customers, increased revenues $1.8 million.  These increases were offset slightly by a 2.5% electric rate reduction effective September 1, 2005 that decreased revenues $1.0 million.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $0.6 million, or 0.6%, over the prior year quarter due to the retail revenue growth discussed above offset by the higher related costs to serve the increased load, increased plant outage costs and higher purchase power contract prices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total non-fuel O&M expenses increased $3.4 million, or 8.3%, over the prior year quarter primarily due to increased energy production costs.  Energy production costs increased $2.5 million, or 9.4% due primarily to plant outages during the third quarter of 2005 at SJGS, PVNGS and Four Corners that increased costs $0.9 million, $0.4 million and $0.2 million, respectively, and higher general plant maintenance and other costs of $0.6 million.  Transmission and distribution O&M increased $0.4 million, or 4.5%, primarily due to higher fleet-related expenses during the third quarter of 2005 than during the third quarter of 2004.  Customer related expense increased $1.0 million, or 22.5%, primarily due to increased consulting fees related to FERC proceedings.  Administrative and general expenses decreased $0.5 million, or 31.9%, primarily due to lower benefit costs at SJGS, PVNGS and Four Corners of $0.7 million, partially offset by increased legal costs of $0.2 million for routine business matters.

Depreciation and amortization increased $4.7 million, or 37.5%, over the prior year quarter due to asset and software additions placed in service in December 2004 and the first nine months of 2005.  The Company expects depreciation to continue to increase in the future as a result of increased investment in new information technology platforms.

TNMP Electric

PNMR acquired TNP on June 6, 2005, and results in this section are presented from the acquisition date forward only, comparable results from 2004 are not presented.  For the three months ended September 30, 2005, the TNMP Electric segment increased PNMR revenues by $71.4 million.

The table below sets forth the operating results for TNMP Electric.

Three Months Ended
September 30, 2005
(In thousands)
Operating revenues	$71,441
Less: Cost of energy	25,764
Gross margin	45,677
Transmission and distribution O&M	5,671
Customer related expense	1,433
Administrative and general	522
Total non-fuel O&M	7,626
Corporate allocation	3,735
Depreciation and amortization	7,814
Taxes other than income taxes	6,597
Income taxes	4,476
Total non-fuel operating expenses	30,248
Operating income	$15,429

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

Three Months Ended
September 30, 2005
(In thousands, except customers)
Residential	$28,637
General Services	9,150
Primary/Economy/Transmission	10,809
Secondary	13,323
Municipal/Lighting	2,346
Other	7,176
$71,441

Average customers *	259,168

  *  Under TECA, customers of TNMP in Texas have the ability to choose First Choice or any other REP to provide energy; however, TNMP delivers energy to customers within TNMP's service area regardless of the REP chosen. Therefore TNMP earns revenue for that delivery and First Choice earns revenue on the usage of that energy by its customers.  The average customers reported above include approximately 155,679 customers of TNMP who have chosen First Choice as their REP.  These customers are also included below in the First Choice segment.  For PNMR consolidated reporting purposes, these customers are included only once in the consolidated customer count.

The following table shows electric sales by customer class:

TNMP Electric Sales *

Three Months Ended
September 30, 2005
(Megawatt hours)
Residential	953,947
General Services	69,010
Primary/Economy/Transmission	537,464
Secondary	578,609
Municipal/Lighting	39,238
2,178,268

  *  Under TECA, customers of TNMP in Texas have the ability to choose First Choice or any other REP to provide energy; however, TNMP delivers energy to customers within TNMP's service area regardless of the REP chosen.  Therefore, TNMP earns revenue for that delivery and First Choice earns revenue on the usage of that energy by its customers.  The megawatt hours reported above include approximately 856,839 megawatt hours used by customers of TNMP who have chosen First Choice as their REP.  These megawatt hours are also included below in the First Choice segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM Gas

The table below sets forth the operating results for PNM Gas.

	Three Months Ended
	September 30,
	2005	2004	Variance
	(In thousands)
Operating revenues	$ 78,687	$ 73,530	$ 5,157
Less: Cost of energy	53,512	48,127	5,385
Gross margin	25,175	25,403	(228)
Energy production costs	630	663	(33)
Transmission and distribution O&M	7,254	6,750	504
Customer related expense	5,183	5,267	(84)
Administrative and general	398	171	227
Total non-fuel O&M	13,465	12,851	614
Corporate allocation	10,315	8,088	2,227
Depreciation and amortization	5,630	4,574	1,056
Taxes other than income taxes	1,998	1,521	477
Income taxes	(3,595)	(1,740)	(1,855)
Total non-fuel operating expenses	27,813	25,294	2,519
Operating income/(loss)	$ (2,638)	$ 109	$ (2,747)

  The following table shows gas revenues by customer and average customers:

PNM Gas Revenues

	Three Months Ended
	September 30,
	2005	2004	Variance
	(In thousands, except customers)
Residential	$ 34,202	$ 29,170	$ 5,032
Commercial	12,232	10,595	1,637
Industrial	598	287	311
Transportation*	3,076	3,650	(574)
Other	28,579	29,828	(1,249)
	$ 78,687	$ 73,530	$ 5,157

Average customers	469,947	459,461	10,486

  *   Customer owned gas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows gas throughput by customer class:

PNM Gas Throughput

	Three Months Ended
	September 30,
	2005	2004	Variance
	(Thousands of decatherms)
Residential	2,266	2,257	9
Commercial	1,230	1,319	(89)
Industrial	82	41	41
Transportation*	10,334	14,907	(4,573)
Other	2,849	4,566	(1,717)
	16,761	23,090	(6,329)

  *Customer-owned gas.

Operating revenues increased $5.2 million, or 7.0%, over the prior year quarter.  Residential and commercial revenues increased $5.0 million and $1.6 million, respectively, primarily due to average customer growth of 2.3%.  These increases were partially offset by total gas sales volumes, which decreased 27.4% primarily due to decreased off-system transportation volume, which is included in the $0.6 million change in transportation revenues.  In addition, other revenue decreased $1.2 million primarily due to a decrease in off-system gas sales.

  The gross margin, or operating revenues minus cost of energy sold, decreased $0.2 million, or 0.9%, over the prior year quarter.  This decrease was due mainly to the decrease in transportation volumes noted above.

  Transmission and distribution O&M increased $0.5 million, or 7.5%, over the prior year quarter primarily due to increased outside services contracts for process improvement initiatives.

  Depreciation and amortization increased $1.1 million, or 23.1%, over the prior year quarter primarily due to asset and software additions placed in service in December 2004 and the first nine months in 2005.  The Company expects depreciation to continue to increase in the future as a result of increased investment in new information technology platforms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unregulated Operations

PNM Wholesale

The table below sets forth the operating results for PNM Wholesale.

	Three Months Ended
	September 30,
	2005	2004	Variance
	(In thousands)
Operating revenues	$ 179,855	$ 184,239	$ (4,384)
Less: Cost of energy	156,024	151,514	4,510
Intersegment energy transfer	7,205	9,838	(2,633)
Gross margin	16,626	22,887	(6,261)
Energy production costs	7,335	6,972	363
Transmission and distribution O&M	15	24	(9)
Customer related expense	334	(91)	425
Administrative and general	1,813	1,128	685
Total non-fuel O&M	9,497	8,033	1,464
Corporate allocation	1,196	1,006	190
Depreciation and amortization	3,667	3,077	590
Taxes other than income taxes	888	859	29
Income taxes	(1,027)	2,582	(3,609)
Total non-fuel operating expenses	14,221	15,557	(1,336)
Operating income	$ 2,405	$ 7,330	$ (4,925)

The following table shows revenues by customer class:

PNM Wholesale Revenues

	Three Months Ended
	September 30,
	2005	2004	Variance
	(In thousands)
Long-term contracts*	$ 39,866	$ 41,600	$ (1,734)
Short-term sales *	139,989	142,639	(2,650)
	$179,855	$184,239	$ (4,384)

  *Includes mark-to-market gains/(losses).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows sales by customer class:

PNM Wholesale Sales

	Three Months Ended
	September 30,
	2005	2004	Variance
	(Megawatt hours)
Long-term contracts	651,178	783,582	(132,404)
Short-term sales	2,300,775	2,764,755	(463,980)
	2,951,953	3,548,337	(596,384)

  Operating revenues decreased $4.4 million, or 2.4%, from the prior year quarter.  This decrease in wholesale electric sales primarily reflects lower sales volumes resulting from below normal levels of plant performance, combined with increasing retail load.  PNM Wholesale sold 2.95 million MWh of electricity for the three months ended September 30, 2005 compared to 3.55 million MWh for the same period in 2004, a decrease of 16.8%.  This decrease was partially offset by average wholesale sales prices, which increased 20.2% over the prior year period.  Revenues from long-term contracts decreased $1.7 million, or 4.2%, from 2004 due primarily to the expiration of a customer contract, partially offset by customer load growth and higher index-based prices on existing contracts.  Short-term sales decreased $2.7 million, or 1.9%, compared to the third quarter of 2004 due to decreased volumes caused by a reduction in plant availability and increased retail load, partially offset by an increase in sales prices.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $6.3 million, or 27.4%, from the prior year quarter.  Decreased plant availability reduced the availability of less expensive excess energy for sale in the wholesale market.  In addition, higher purchase power contract prices further reduced the margin earned on fixed sales-price contracts.  Long-term sales margin increased $0.6 million due to increased customer growth and higher index-based prices on existing contracts, partially offset by the expiration of a long-term contract.  Short-term margin decreased $6.9 million primarily resulting from lower plant availability and increased purchase power prices.  PNM Wholesale's mark-to-market position increased to a $1.2 million loss in 2005 from a $3.2 million loss in 2004.

Total non-fuel O&M increased $1.5 million, or 18.2%, from the prior year quarter.  Energy production costs increased $0.4 million primarily due to higher plant maintenance costs in 2005 compared to 2004, resulting from the plant outages.  Customer-related expense increased $0.4 million in the third quarter of 2005 primarily due to a third quarter 2004 reduction of incentive plan costs compared to no such reduction during the third quarter of 2005.  Administration and general expense increased $0.7 million, primarily due to a customer billing settlement.  Depreciation and amortization expenses increased $0.6 million due to the addition of new technology platforms that were placed in service in December 2004 and the first nine months in 2005.  The Company expects depreciation to continue to increase in the future as a result of this increased investment in new technology platforms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Choice

PNMR acquired TNP on June 6, 2005.  Results in this section are presented from the acquisition date forward only, comparable results from 2004 are not presented.  For the three months ended September 30, 2005, the First Choice segment increased PNMR revenues by $155.5 million.

The table below sets forth the operating results for First Choice.

Three Months Ended
September 30, 2005
(In thousands)
Operating revenues	$155,479
Less: Cost of energy	120,751
Gross margin	34,728
Energy production costs	-
Transmission and distribution O&M	-
Customer related expense	1,672
Administrative and general	4,647
Total non-fuel O&M	6,319
Corporate allocation	3,659
Depreciation and amortization	480
Taxes other than income taxes	1,822
Income taxes	7,826
Total non-fuel operating expenses	20,106
Operating income	$ 14,622

  The following table shows electric revenues by customer class and average customers:

First Choice Electric Revenues

Three Months Ended
September 30, 2005
(In thousands, except customers)
Residential	$102,013
Mass-market	25,208
Mid-market	21,980
Other	6,278
$155,479

Average customers *	215,376

  *  See note above in the TNMP Electric segment discussion about the impact of TECA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

First Choice Electric Sales *

Three Months Ended
September 30, 2005
(Megawatt hours)
Residential	846,683
Mass-market	205,183
Mid-market	236,604
Other	13,565
1,302,035

  *  See note above in the TNMP Electric segment discussion about the impact of TECA.

Corporate and Other

Corporate Administrative and General Expenses

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and presented in the corporate allocation line item in the segment statements.  These costs increased $12.4 million, or 49.6%, to $37.3 million for the third quarter of 2005, compared to $24.9 million for the third quarter of 2004.  This increase is due to acquisition-related costs of $4.2 million, increased labor costs of $0.9 million resulting from the transfer of employees from operations to corporate, increased legal and environmental costs of $1.4 million, related in part to an environmental reserve and increased audit fees of $0.4 million.

PNMR Consolidated

Other Income and Deductions

Interest income increased $1.5 million, or 16.1%, due to short-term interest of $0.2 million related to cash received from PNMR's issuance of hybrid income term securities, interest of $1.3 million related to TNP's cash balance, which PNMR did not have in the prior year, and a $0.6 million increase related to higher PGAC balances caused by increasing gas prices.  These increases were partially offset by lower interest income of $0.8 million due to pay-down of principal on the Palo Verde capital trust.

Other income increased $3.9 million due to a mark-to-market gain of $1.8 million from an interest rate swap, an increase of approximately $1.3 million in merchandising revenues, primarily from emergency assistance services (offset by the related expenses in other deductions below), and other miscellaneous income of $0.6 million.

Carrying charges on regulatory assets were $1.9 million in the three months ended September 30, 2005.  This represents interest income on TNMP regulatory assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other deductions increased $7.3 million due to a $3.6 million loss on the Wood River investment (see Note 4 - "Fair Value of Financial Instruments," in the Notes to Consolidated Financial Statements), $1.0 million in increased expenses related in merchandising revenues (offset by the related revenues in other income above) and miscellaneous tax-related adjustments of $1.6 million.

Interest Charges

Interest charges increased $15.9 million due to interest of $3.2 million related to the hybrid income term securities issued March 30, 2005, $4.3 million of expenses related to increased commercial paper borrowings and $7.3 million related to debt from the TNP operations, which PNMR did not have in the prior year.

Income Taxes

PNMR's consolidated income tax expense was $15.9 million for the three months ended September 30, 2005, compared to $14.7 million for the three months ended September 30, 2004.  The increase was due to the impact of higher pre-tax earnings.  PNMR's effective income tax rates for the three months ended September 30, 2005 and 2004 were 35.45% and 34.78%, respectively.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005
Compared to Nine Months Ended September 30, 2004

PNMR

PNMR's net earnings for the nine months ended September 30, 2005 were $60.5 million or $0.92 per diluted share of common stock compared to $69.0 million or $1.13 per diluted share of common stock in the nine months ended September 30, 2004. The decrease in earnings and earnings per share was driven primarily by acquisition related costs and other non-recurring charges of $14.5 million, net of income taxes, which consisted of acquisition integration costs of $5.4 million, TNP debt refinancing costs of $5.0 million, software write-offs of $2.7 million and the recognition of a regulatory liability of $1.4 million associated with the NMPRC's approval of the TNP acquisition.  In addition, the Company experienced below normal levels of plant performance, which reduced the amount of electricity the Company sold on the wholesale market and forced the Company to purchase power to meet jurisdictional and contractual wholesale needs.  In addition, the margin on fixed-price contracts decreased, as increases in purchased power contract prices that were driven by increasing fuel prices were not able to be passed on to customers with fixed sales prices.  These decreases to net earnings were partially offset by the addition of the TNP operations for June 6 through September 30, 2005 and an increase in cost of service gas rates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, adjustments related to EITF Issue 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes," are excluded.  This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives.  Management evaluates wholesale operations on a gross presentation basis due to its primarily net-asset-backed marketing strategy and the importance it places on the Company's ability to repurchase and remarket previously sold capacity.

Corporate costs, income taxes and non-operating items are discussed on a consolidated basis for PNMR and are in conformity with the presentation in the PNMR consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM Electric

The table below sets forth the operating results for PNM Electric.

	Nine Months Ended
	September 30,
	2005	2004	Variance
	(In thousands)
Operating revenues	$ 435,908	$ 421,977	$ 13,931
Less: Cost of energy	150,359	141,547	8,812
Intersegment energy transfer	(24,740)	(34,175)	9,435
Gross margin	310,289	314,605	(4,316)
Energy production costs	88,844	85,191	3,653
Transmission and distribution O&M	22,965	23,205	(240)
Customer related expense	14,252	13,187	1,065
Administrative and general	5,787	4,151	1,636
Total non-fuel O&M	131,848	125,734	6,114
Corporate allocation	48,124	50,556	(2,432)
Depreciation and amortization	52,329	45,936	6,393
Taxes other than income taxes	15,045	15,601	(556)
Income taxes	14,868	20,086	(5,218)
Total non-fuel operating expenses	262,214	257,913	4,301
Operating income	$ 48,075	$ 56,692	$ (8,617)

  The following table shows electric revenues by customer class and average customers:

PNM Electric Revenues

	Nine Months Ended
	September 30,
	2005	2004	Variance
	(In thousands, except customers)
Residential	$ 165,638	$ 156,568	$ 9,070
Commercial	192,979	190,459	2,520
Industrial	46,597	46,224	373
Transmission	15,325	13,324	2,001
Other	15,369	15,402	(33)
	$ 435,908	$ 421,977	$ 13,931

Average customers	416,417	405,598	10,819

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

PNM Electric Sales

	Nine Months Ended
	September 30,
	2005	2004	Variance
	(Megawatt hours)
Residential	2,014,615	1,898,537	116,078
Commercial	2,661,667	2,619,447	42,220
Industrial	967,269	959,700	7,569
Other	195,496	193,696	1,800
	5,839,047	5,671,380	167,667

  Operating revenues increased $13.9 million, or 3.3%, over the prior year.  Retail electricity sales increased 3.0%, to 5.84 million MWh in the first nine months of 2005 compared to 5.67 million MWh in the first nine months of 2004.  Customer growth was 2.7% year over year and weather-normalized retail electric load growth was 2.6% in 2005.  Average customer load growth, when normalized for the impact of weather and the leap year in 2004, increased revenues by $11.2 million.  Cycle-weighted Cooling Degree Days for Albuquerque increased approximately 17.6% to 1,417 during the nine months ended September 30, 2005 compared to 1,205 during the nine months ended September 30, 2004, resulting in an increase in revenues of $3.2 million.  These revenue increases were partially offset by a decrease of $1.3 million attributable to the 2004 leap year, with 2005 including one less day of revenues, and by a decrease of $1.0 million due to the 2.5% electric rate reduction effective September 1, 2005.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $4.3 million, or 1.4%, from the prior year due to a reduction in power plant availability due to plant outages and a related increase in purchased power requirements to serve load.  In addition, an increase in purchased power contract prices on pre-existing contracts reduced the margin earned on fixed-price sales.  These decreases were partially offset by the increased revenues associated with retail load growth.

Total non-fuel O&M expenses increased $6.1 million, or 4.9%, over the prior year.  Energy production costs increased $3.7 million, or 4.3%, due to higher plant maintenance costs in the nine months ended September 30, 2005 compared to the same period in 2004.  Plant outage costs at SJGS, Reeves and PVNGS increased costs $2.2 million, $1.7 million and $0.4 million, respectively, for the nine months ended September 30, 2005.  In addition, there were higher general plant maintenance and other costs of $0.4 million compared to the nine months ended September 30, 2004.  These increases were partially offset by reduced outage costs at Four Corners of $1.0 million.  On March 26, 2005, a circulating water pipe ruptured and forced SJGS Unit Four to be taken offline.  This unexpected three-week outage was combined with a planned minor overhaul of the same unit as the Company then accelerated the planned outage to minimize the economic impact of the shutdown.  SJGS Unit Four was back online on April 17, 2005.  Energy production costs increased due to this outage, however the Company expects to have lower operating costs and recover a portion of the lost revenue in the fourth quarter of 2005 when the SJGS Unit Four planned outage would otherwise have occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Customer related expense increased $1.1 million, or 8.1%, primarily due to increased consulting fees related to FERC proceedings.  Administrative and general expenses increased $1.6 million, or 39.4%, over the prior year primarily due to increased labor costs of $0.8 million and increased legal costs of $0.5 million for routine business matters.

Depreciation and amortization increased $6.4 million, or 13.9%, over the prior year due to asset and software additions placed in service in December 2004 and the first nine months of 2005.  The Company expects depreciation to continue to increase in the future as a result of increased investment in new information technology platforms.

TNMP Electric

PNMR acquired TNP on June 6, 2005, and results in this section are presented from the acquisition date forward only.  For the nine months ended September 30, 2005, which includes results from June 6 through September 30, 2005, the TNMP Electric segment increased PNMR revenues by $90.7 million.

The table below sets forth the operating results for TNMP Electric.

For the Period
June 6 - September 30, 2005
(In thousands)
Operating revenues	$90,676
Less: Cost of energy	32,466
Gross margin	58,210
Transmission and distribution O&M	6,821
Customer related expense	1,735
Administrative and general	810
Total non-fuel O&M	9,366
Corporate allocation	5,196
Depreciation and amortization	9,899
Taxes other than income taxes	8,482
Income taxes	5,694
Total non-fuel operating expenses	38,637
Operating income	$19,573

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

For the Period
June 6 - September 30, 2005
(In thousands, except customers)
Residential	$37,301
General Services	11,407
Primary/Economy/Transmission	13,404
Secondary	16,637
Municipal/Lighting	2,962
Other	8,965
$90,676

Average customers *	258,939

  *  Under TECA, customers of TNMP in Texas have the ability to choose First Choice or any other REP to provide energy; however, TNMP delivers energy to customers within TNMP's service area regardless of the REP chosen. Therefore TNMP earns revenue for that delivery and First Choice earns revenue on the usage of that energy by its customers.  The average customers reported above include approximately 156,213 customers of TNMP who have chosen First Choice as their REP.  These customers are also included below in the First Choice segment.  For PNMR consolidated reporting purposes, these customers are included only once in the consolidated customer count.

The following table shows electric sales by customer class:

TNMP Electric Sales *

For the Period
June 6 - September 30, 2005
(Megawatt hours)
Residential	1,251,919
General Services	86,350
Primary/Economy/Transmission	682,922
Secondary	726,807
Municipal/Lighting	48,688
2,796,686

 *  Under TECA, customers of TNMP in Texas have the ability to choose First Choice or any other REP to provide energy; however, TNMP delivers energy to customers within TNMP's service area regardless of the REP chosen.  Therefore, TNMP earns revenue for that delivery and First Choice earns revenue on the usage of that energy by its customers.  The megawatt hours reported above include approximately 1,086,528 megawatt hours used by customers of TNMP who have chosen First Choice as their REP.  These megawatt hours are also included below in the First Choice segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM Gas

The table below sets forth the operating results for PNM Gas.

	Nine Months Ended
	September 30,
	2005	2004	Variance
	(In thousands)
Operating revenues	$ 326,357	$ 330,290	$ (3,933)
Less: Cost of energy	221,239	228,925	(7,686)
Gross margin	105,118	101,365	3,753
Energy production costs	1,827	1,676	151
Transmission and distribution O&M	20,621	21,142	(521)
Customer related expense	14,496	14,132	364
Administrative and general	2,936	2,128	808
Total non-fuel O&M	39,880	39,078	802
Corporate allocation	28,198	27,554	644
Depreciation and amortization	16,802	14,041	2,761
Taxes other than income taxes	6,004	5,546	458
Income taxes	2,200	2,734	(534)
Total non-fuel operating expenses	93,084	88,953	4,131
Operating income	$ 12,034	$ 12,412	$ (378)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows gas revenues by customer and average customers:

PNM Gas Revenues

	Nine Months Ended
	September 30,
	2005	2004	Variance
	(In thousands, except customers)
Residential	$ 185,821	$ 183,961	$ 1,860
Commercial	57,581	59,547	(1,966)
Industrial	1,523	1,577	(54)
Transportation*	10,193	11,593	(1,400)
Other	71,239	73,612	(2,373)
	$ 326,357	$ 330,290	$ (3,933)

Average customers	470,026	459,996	10,030

  *   Customer owned gas.

The following table shows gas throughput by customer class:

PNM Gas Throughput

	Nine Months Ended
	September 30,
	2005	2004	Variance
	(Thousands of decatherms)
Residential	18,970	19,605	(635)
Commercial	7,115	7,592	(477)
Industrial	212	233	(21)
Transportation*	27,586	35,641	(8,055)
Other	8,834	11,701	(2,867)
	62,717	74,772	(12,055)

  *Customer-owned gas

  Operating revenues decreased $3.9 million, or 1.2%, over the prior year.  Warmer weather in 2005 compared to 2004 caused a $4.7 million decrease in revenues.  Cycle-weighted Heating Degree Days for Albuquerque decreased approximately 2.7% in 2005 compared to 2004.  In addition, total gas sales volumes decreased 16.1% primarily due to decreased off-system transportation of $1.4 million.  In addition, other revenue decreased $2.4 million primarily due to a decrease in off-system gas sales and lower irrigation customer usage.  These decreases were partially offset by average customer growth of 2.2%, which increased gas revenues $2.4 million, and an increase of $6.7 million due to a residential cost of service rate increase beginning in April 2004.

The gross margin, or operating revenues minus cost of energy sold, increased $3.8 million, or 3.7%, over the prior year.  This increase was due mainly to customer growth and the NMPRC-approved residential rate increase, partially offset by the impact of warmer weather in 2005 compared to 2004 described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total non-fuel O&M expenses were largely unchanged over the prior year.  Transmission and distribution O&M expense decreased $0.5 million, or 2.5%, primarily due to a transfer of employees from administrative and general.  Due primarily to this transfer that increased labor costs, administrative and general expenses increased by $0.8 million.  Customer related expenses increased $0.4 million, or 2.6%, due primarily to increased advertising and billing system expenses.

Depreciation and amortization increased $2.8 million, or 19.7%, over the prior year primarily due to asset and software additions placed in service in December 2004 and the first nine months of 2005.  The Company expects depreciation to continue to increase in the future as a result of increased investment in new information technology platforms.

Unregulated Operations

PNM Wholesale

The table below sets forth the operating results for PNM Wholesale.

	Nine Months Ended
	September 30,
	2005	2004	Variance
	(In thousands)
Operating revenues	$454,141	$475,414	$ (21,273)
Less: Cost of energy	364,989	366,887	(1,898)
Intersegment energy transfer	24,740	34,175	(9,435)
Gross margin	64,412	74,352	(9,940)
Energy production costs	21,737	21,110	627
Transmission and distribution O&M	36	50	(14)
Customer related expense	716	797	(81)
Administrative and general	5,196	5,106	90
Total non-fuel O&M	27,685	27,063	622
Corporate allocation	3,249	3,315	(66)
Depreciation and amortization	11,695	10,585	1,110
Taxes other than income taxes	2,615	2,658	(43)
Income taxes	2,848	8,137	(5,289)
Total non-fuel operating expenses	48,092	51,758	(3,666)
Operating income	$ 16,320	$ 22,594	$ (6,274)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows revenues by customer class:

PNM Wholesale Revenues

	Nine Months Ended
	September 30,
	2005	2004	Variance
	(In thousands)
Long-term contracts*	$ 115,238	$ 118,484	$ (3,246)
Short-term sales *	338,903	356,930	(18,027)
	$ 454,141	$ 475,414	$(21,273)

  *Includes mark-to-market gains/(losses).

The following table shows sales by customer class:

PNM Wholesale Sales

	Nine Months Ended
	September 30,
	2005	2004	Variance
	(Megawatt hours)
Long-term contracts	1,940,063	2,216,392	(276,329)
Short-term sales	6,375,214	7,561,919	(1,186,705)
	8,315,277	9,778,311	(1,463,034)

  Operating revenues decreased $21.3 million, or 4.5%, from the prior year.  This decrease in wholesale electric sales primarily reflects lower sales volumes resulting from below normal levels of plant performance.  PNM Wholesale sold 8.32 million MWh of electricity for the nine months ended September 30, 2005 compared to 9.78 million MWh for the same period in 2004, a decrease of 15.0%.  This decrease was partially offset by average wholesale sales prices, which increased 14.4% over the prior year period.  Revenues from long-term contracts decreased $3.2 million, or 2.7%, from 2004 due primarily to the expiration of a customer contract, partially offset by customer load growth, higher index-based prices on existing contracts and higher prices associated with SO2 credit sales.  Short-term sales decreased $18.0 million primarily due to decreased volumes caused by a reduction in plant availability, partially offset by higher sales prices.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $9.9 million, or 13.4%, from the prior year.  Decreased plant availability and increased retail load decreased the availability of less expensive excess energy for sale in the wholesale market.  In addition, higher purchased power contracts prices decreased the margin on fixed-price sales contracts.  Long-term sales margin was relatively unchanged from the prior year due to the impacts of customer load growth and higher prices associated with SO2 credit sales that were offset by a decrease in sales volume due to the expiration of a long-term contract and increased purchased power contract prices that could not be passed through to customers based on fixed-price sales contracts.  Short-term margin decreased $10.0 million primarily resulting from lower plant availability and increased retail

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

loads, which caused a decrease in energy available to sell on the wholesale market.  PNM Wholesale's mark-to-market position fell to a $0.4 loss in 2005 from a $1.3 million gain in 2004.

Total non-fuel O&M increased $0.6 million, or 2.3%, from the prior year, due to increased energy production costs, primarily due to higher plant maintenance costs in 2005 compared to 2004, resulting from plant outages.

Depreciation and amortization increased $1.1 million, or 10.5%, over the prior year due to the addition of new technology platforms that were placed in service in December 2004 and the first nine months of 2005.  The Company expects depreciation to continue to increase in the future as a result of this increased investment in new technology platforms.

First Choice

PNMR acquired TNP on June 6, 2005, and results in this section are presented from the acquisition date forward only.  For the nine months ended September 30, 2005, which includes results from June 6 through September 30, 2005, the First Choice segment increased PNMR revenues by $198.5 million.

The table below sets forth the operating results for First Choice.

For the Period
June 6 - September 30, 2005
(In thousands)
Operating revenues	$198,510
Less: Cost of energy	154,834
Gross margin	43,676
Energy production costs	-
Transmission and distribution O&M	-
Customer related expense	2,138
Administrative and general	5,736
Total non-fuel O&M	7,874
Corporate allocation	4,789
Depreciation and amortization	585
Taxes other than income taxes	2,334
Income taxes	9,846
Total non-fuel operating expenses	25,428
Operating income	$ 18,248

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric revenues by customer class and average customers:

First Choice Electric Revenues

For the Period
June 6 - September 30, 2005
(In thousands, except customers)
Residential	$131,278
Mass-market	31,823
Mid-market	27,844
Other	7,565
$198,510

Average customers *	215,524

  *  See note above in the TNMP Electric segment discussion about the impact of TECA.

The following table shows electric sales by customer class:

First Choice Electric Sales *

For the Period
June 6 - September 30, 2005
(Megawatt hours)
Residential	1,093,015
Mass-market	260,607
Mid-market	304,024
Other	16,514
1,674,160

  *  See note above in the TNMP Electric segment discussion about the impact of TECA.

Corporate and Other

Corporate Administrative and General Expenses

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and presented in the corporate allocation line item in the segment statements.  These costs increased $18.8 million, or 23.2%, over the prior year to $99.5 million.  This increase is due to acquisition related costs of $9.2 million, increased labor costs of $3.1 million resulting from the transfer of employees from operations to corporate, increased legal and environmental costs of $1.2 million related to PUHCA filings, financing costs for PNMR's hybrid income term securities, an environmental reserve and tax matters, $0.9 million in increased audit fees and $0.3 million in general expenses for TNMP and First Choice operations.  These increases were partially offset by lower pension and benefit costs of $1.7 million resulting from higher returns on pension investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNMR Consolidated

Other Income and Deductions

Interest income increased $3.6 million, or 13.0%, due to short-term interest of $1.9 million related to cash received from PNMR's issuance of hybrid income term securities, interest of $1.5 million related to TNP's cash balance, which PNMR did not have in the prior year, $0.6 million related to higher PGAC balances caused by increasing gas prices and $0.5 million from interest on amended federal income tax returns.  These increases were partially offset by lower interest income of $1.5 million due to pay-down of principal on the Palo Verde capital trust.

Other income increased $6.9 million due to increased gains of $1.6 million from investments in PNMR's cash management program, a mark-to-market gain of $1.8 million from an interest rate swap, a $1.9 million increase in earnings in excess of the required amount in the PNM decommissioning trust and approximately $1.9 million in merchandising revenues, primarily from emergency assistance services (offset by the related expenses in other deductions below).

Carrying charges on regulatory assets were $2.4 million from June 6 through September 30, 2005.  This represents interest income on TNMP regulatory assets from the date of acquisition.

Other deductions increased $13.3 million due to a $4.5 million write-off of software costs, a $3.6 million loss on the Wood River investment (see Note 4 - "Fair Value of Financial Instruments," in the Notes to Consolidated Financial Statements), $1.5 million increased expenses related to merchandising revenues (offset by the related revenues in other income above) and miscellaneous tax-related adjustments of $1.6 million.

Interest Charges

Interest charges increased $24.5 million, or 64.3%, due to interest and refinancing costs of $6.4 million related to the hybrid income term securities issued March 30, 2005, $4.3 million of expenses related to increased commercial paper borrowings, short-term interest costs of $1.2 million for operations and $11.3 million related to debt from the TNP operations, which PNMR did not have in the prior year.

Income Taxes

PNMR's consolidated income tax expense was $34.5 million for the nine months ended September 30, 2005, compared to $38.7 million for the nine months ended September 30, 2004.   The decrease was due to the impact of lower pre-tax earnings.  PNMR's effective income tax rates for the nine months ended September 30, 2005 and 2004 were 35.30% and 35.78%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005
Compared to Three Months Ended September 30, 2004

PNM

PNM's segments are PNM Electric, PNM Gas and PNM Wholesale and are identical to the segments presented above in "Results of Operations" for PNMR. Income taxes and non-operating items are discussed on a consolidated basis for PNM and are in conformity with the presentation in PNM's consolidated financial statements.

PNM Consolidated

Other Income and Deductions

Other income increased $1.9 million, or 95.4%, due to an increase of approximately $1.3 million in merchandising revenues, primarily from emergency assistance services and other miscellaneous income of $0.6 million.  Other deductions increased $1.5 million due to an increase of $1.0 million in corresponding merchandising costs, primarily from emergency assistance services and other miscellaneous expenses of $0.5 million.

Income Taxes

PNM's consolidated income tax expense was $6.4 million for the three months ended September 30, 2005, compared to $14.8 million for the three months ended September 30, 2004.   The decrease was due to the impact of lower pre-tax earnings.  PNM's effective income tax rates for the three months ended September 30, 2005 and 2004 were 36.30% and 34.81%, respectively.  The increase in the effective tax rate was due to a decrease in permanent tax benefits.

  RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005
Compared to Nine Months Ended September 30, 2004

PNM

As noted previously in the third quarter presentation, PNM's segments are PNM Electric, PNM Gas and PNM Wholesale and are identical to the segments presented above in "Results of Operations" for PNMR. Income taxes and non-operating items are discussed on a consolidated basis for PNM and are in conformity with the presentation in PNM's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM Consolidated

Other Income and Deductions

Other income increased $3.9 million, or 74.1%, due to an increase of approximately $1.9 million in merchandising revenues, primarily from emergency assistance services and a $1.9 million increase in earnings in excess of the required amount in the PNM decommissioning trust.  Other deductions increased $6.9 million due to an increase of $1.5 million in corresponding merchandising costs, primarily from emergency assistance services and the write-off of software costs of $4.5 million.

Income Taxes

PNM's consolidated income tax expense was $27.4 million for the nine months ended September 30, 2005, compared to $39.8 million for the nine months ended September 30, 2004.   The decrease was due to the impact of lower pre-tax earnings.  PNM's effective income tax rates for the nine months ended September 30, 2005 and 2004 were 36.44% and 35.87%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005
Compared to Three Months Ended September 30, 2004

TNMP

TNMP operates in only one reportable segment, "TNMP Electric."  See Note 3 - "Segment Information," in the Notes to Consolidated Financial Statements for additional information regarding these results and the consolidated financial statements.  Results for the three months ended September 30, 2005 include the effects of purchase accounting, which are not included in the three months ended September 30, 2004.

The table below sets forth the operating results for TNMP.

Three Months Ended
September 30,
2005		2004	Variance
(In thousands)
Operating revenues:
External customers	$49,373	$44,760	$ 4,613
Intersegment revenues	22,068	29,972	(7,904)
Total revenues	71,441	74,732	(3,291)
Less: Cost of energy	25,764	25,956	(192)
Gross margin	45,677	48,776	(3,099)
Operating Expenses:
Transmission and distribution O&M	5,670	4,442	1,228
Customer related expense	1,433	1,250	183
Administrative and general	4,537	6,302	(1,765)
Total non-fuel O&M	11,640	11,994	(354)
Depreciation and amortization	7,814	7,433	381
Taxes other than income taxes	6,597	6,509	88
Income taxes	4,412	5,760	(1,348)
Total non-fuel operating expenses	30,463	31,696	(1,233)
Operating income	15,214	17,080	(1,866)
Other Income and deductions:
Carrying charges on regulatory assets	1,910	928	982
Other income	862	365	497
Other deductions	(43)	(157)	114
Other income taxes	(1,050)	(436)	(614)
Net other income and deductions	1,679	700	979
Interest Charges	7,250	6,971	279
Net Earnings	$ 9,643	$10,809	$ (1,166)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

	Three Months Ended
	September 30,
	2005	2004	Variance
	(In thousands except customers)
Residential	$28,637	$28,373	$ 264
General Services	9,150	8,357	793
Primary/Economy/Transmission	10,809	13,699	(2,890)
Secondary	13,323	14,729	(1,406)
Municipal Lighting	2,346	2,572	(226)
Other	7,176	7,002	174
	$71,441	$74,732	$(3,291)

Average customers	259,168	254,504	4,664

  The following table shows electric sales by customer class:

TNMP Electric Sales

	Three Months Ended
	September 30,
	2005	2004	Variance
	(Megawatt hours)
Residential	953,947	891,676	62,271
General Services	69,010	65,469	3,541
Primary/Economy/Transmission	537,464	545,594	(8,130)
Secondary	578,609	534,053	44,556
Municipal/Lighting	39,238	37,760	1,478
	2,178,268	2,074,552	103,716

  Operating revenues decreased $3.3 million, or 4.4%, from the prior year quarter.  Gross margin for the three months ended September 30, 2005 decreased $3.1 million, or 6.4%, compared with the third quarter of 2004.  The decrease was primarily due to a $6.8 million decrease in revenues due to a rate reduction effective May 1, 2005 that was part of the PUCT's approval of the TNP acquisition, a $0.6 million margin decrease due to the reduced operations of a major customer and a $3.0 million increase in costs of energy resulting from higher purchased power costs due to increasing gas prices.  Partially offsetting these decreases were increases in revenues resulting from warm weather of $3.6 million, $3.0 million related to higher fuel-recovery, $0.7 million due to customer growth, and lower purchased power costs due to the overall decrease in volumes.

Total non-fuel operating expenses decreased $1.2 million, or 3.9%, due primarily to a decrease in non-fuel O&M of $0.4 million and a decrease of $1.3 million in income tax expense, offset by an increase of $0.4 million in depreciation and amortization expense.  Administrative and general expenses decreased $1.8 million primarily due to decreased legal, environmental and regulatory expenses of $2.7 million, partially offset by increases related to synergy credits to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

customers and general corporate expenses of $1.1 million.  Transmission and distribution O&M increased $1.2 million primarily due to $0.5 million in increased expenses for the preparation and restoration efforts related to hurricane Rita and $0.5 million related to the maintenance of overhead lines in 2005.  Depreciation expenses increased as a result of additions to fixed assets.

Net other income and deductions increased $1.0 million due to increased interest income calculated on stranded costs as authorized by the PUCT.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005
Compared to Nine Months Ended September 30, 2004

TNMP

TNMP operates in only one reportable segment, "TNMP Electric."  See Note 3 - "Segment Information," in the Notes to Consolidated Financial Statements for additional information regarding these results and the consolidated financial statements.  Results for the nine months ended September 30, 2005 include the effects of purchase accounting, which are not included in the nine months ended September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below sets forth the operating results for TNMP.

Nine Months Ended
September 30,
2005		2004	Variance
(In thousands)
Operating revenues:
External customers	$171,071	$201,454	$(30,383)
Intersegment revenues	32,425	-	32,425
Total revenues	203,496	201,454	2,042
Less: Cost of energy	76,351	73,601	2,750
Gross margin	127,145	127,853	(708)
Operating expenses:
Transmission and distribution O&M	15,931	14,371	1,560
Customer related expense	3,835	3,740	95
Administrative and general	15,366	18,375	(3,009)
Total non-fuel O&M	35,132	36,486	(1,354)
Depreciation and amortization	22,853	22,186	667
Taxes other than income taxes	17,710	17,700	10
Income taxes	10,592	10,454	138
Total non-fuel operating expenses	86,287	86,826	(539)
Operating income	40,858	41,027	(169)
Other income and deduction:
Carrying charges on regulatory assets	1,028	928	100
Other income	2,233	1,360	873
Other deductions	(133)	(266)	133
Other income taxes	(1,210)	(791)	(419)
Net other income and deductions	1,918	1,231	687
Interest charges	21,326	21,105	221
Net earnings before extraordinary
item	21,450	21,153	297
Extraordinary item:
Disallowance of stranded cost,
net of tax	-	(97,836)	97,836
Net earnings (loss)	$ 21,450	$ (76,683)	$98,133

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

	Nine Months Ended
	September 30,
	2005	2004	Variance
	(In thousands except customers)
Residential	$ 72,136	$ 70,929	$1,207
General Services	24,390	23,048	1,342
Primary/Economy/Transmission	36,883	36,370	513
Secondary	40,482	41,590	(1,108)
Municipal/Lighting	7,237	7,529	(292)
Other	22,368	21,988	380
	$203,496	$201,454	$2,042

Average customers	257,601	253,464	4,137

  The following table shows electric sales by customer class:

TNMP Electric Sales

	Nine Months Ended
	September 30,
	2005	2004	Variance
	(Megawatt hours)
Residential	2,196,448	2,080,718	115,730
General Services	184,488	179,183	5,305
Primary/Economy/Transmission	1,701,713	1,583,082	118,631
Secondary	1,477,384	1,431,244	46,140
Municipal/Lighting	112,797	108,199	4,598
	5,672,830	5,382,426	290,404

  Operating revenues increased $2.0 million, or 1.0%, from the prior year.  Gross margin for the nine months ended September 30, 2005 decreased by $0.7 million, or 0.6%, compared with the corresponding 2004 period.  The overall decrease was primarily due to a $7.6 million decrease in revenues due to a rate reduction effective May 1, 2005 that was part of the PUCT's approval of the TNP acquisition, a $0.9 million decrease in margin due to the reduced operations of a major customer and a $2.9 million increase in costs of energy resulting from higher purchased power costs due to increasing gas prices.  These decreases were offset by a $4.8 million increase in revenues due to higher sales resulting from warm weather, a $1.8 million increase in revenues due to customer growth and $3.6 million related to higher fuel-recovery.

  Total non-fuel operating expenses decreased $0.5 million, or 0.6%, due primarily to a decrease in non-fuel O&M of $1.4 million offset by an increase of $0.7 million in depreciation and amortization expense.  Administrative and general expenses decreased $3.0 million, primarily due to decreased legal, environmental and regulatory expenses of $4.7 million, partially offset by increases related to synergy credits to customers and general corporate expenses of $1.3 million.  Transmission and distribution O&M increased $1.6 million primarily

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

due to $0.6 million in increased expenses for the preparation and restoration efforts related to hurricane Rita and $0.5 million related to the maintenance of overhead lines in 2005.  Depreciation expense increased as a result of additions to fixed assets.

Net other income and deductions increased by $0.7 million due primarily to a $1.0 million increase in interest revenues resulting from higher cash balances and higher interest rates in 2005.

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

As of September 30, 2005, there have been no other significant changes with regard to the critical accounting policies disclosed in PNMR's, PNM's and TNMP's Annual Reports on Forms 10-K for the year ended December 31, 2004.  The policies disclosed included the accounting for revenue recognition, regulatory assets and liabilities, asset impairment, pension plan, self-insurance, contingent liabilities and environmental issues.

LIQUIDITY AND CAPITAL RESOURCES

PNMR

At September 30, 2005, PNMR had cash and short-term investments of $144.8 million compared to $17.2 million in cash and short-term investments at December 31, 2004.

Cash provided by operating activities for the nine months ended September 30, 2005 was $170.6 million compared to $212.6 million for the nine months ended September 30, 2004.  PNMR's net earnings for the nine months ended September 30, 2005 were $60.5 million, a 12.3% decrease in net earnings compared to $69.0 million in the nine months ended September 30, 2004, which contributed to the decrease in cash provided by operating activities. The decrease in earnings was driven primarily by acquisition related costs and other non-recurring charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, the Company experienced below normal levels of plant performance, which reduced the amount of electricity the Company sold on the wholesale market and forced the Company to purchase power to meet jurisdictional and contractual wholesale needs.  In addition, the margin on fixed-price contracts decreased, as increases in purchased power contract prices that were driven by increasing fuel prices were not able to be passed on to customers with fixed sales prices.  These decreases to net earnings were partially offset by the addition of the TNP operations for June 6 through September 30, 2005 and an increase in cost of service gas rates.  The decrease was offset in part by increases in cash flows from greater efficiency in management of accounts receivables, including the PGAC.

Cash used for investing activities was $84.4 million for the nine months ended September 30, 2005 compared to $79.9 million for the nine months ended September 30, 2004.  Cash flows used for investing activities were higher in the current period due primarily to the cash balances acquired from TNP, net of the cash paid to acquire TNP.  The increase in cash flows used for investing activities was offset by increased cash payments for utility plant additions.

Cash generated by financing activities was $41.4 million for the nine months ended September 30, 2005 compared to cash used for financing activities of $136.9 million for the nine months ended September 30, 2004.  Cash generated from financing activities in 2005 increased due to the issuance of short-term debt for $380.0 million to fund a portion of the cost of redemption of TNP preferred stock and senior notes, the issuance of the equity units for $239.8 million and the issuance of common stock for $101.2 million.  The increase in cash generated by financing activities was partially offset by the redemption of TNP preferred stock of $224.6 million and the repayment of long-term debt of $399.6 million, including the repayment of $296.5 million in TNP senior notes and the repayment of $110.5 million under the TNP credit agreement.  Financing activities in 2004 consisted primarily of short-term debt repayments.

PNM

Cash provided by operating activities for the nine months ended September 30, 2005 was $95.0 million compared to $217.1 million for the nine months ended September 30, 2004.  This decrease in cash flows was due primarily to lower year to date earnings in 2005 and reduced levels of accounts payable and increased levels of accounts receivable in 2005 as a result of higher winter season gas usage in December 2004.

Cash used for investing activities was $71.1 million for the nine months ended September 30, 2005 compared to $86.0 million for the nine months ended September 30, 2004.  The decrease in cash used for investing activities was due primarily to a $12.2 million purchase of bond investments in 2004 that did not recur in 2005.

Cash used by financing activities was $27.5 million for the nine months ended September 30, 2005 compared to cash used for financing activities of $134.7 million for the nine months ended September 30, 2004.  The decrease in cash used for financing activities was due primarily to cash received from short-term borrowings in 2005 of $53.6 million compared to the use of cash in 2004 of $97.7 million to repay short-term borrowings.  For the nine months ended September 30, 2005, $53.6 million of cash was provided from financing activities as a result of the issuance of commercial paper primarily to fund costs related to the TNP acquisition.  For the nine months ended September 30, 2004, less cash was provided from financing activities due to a decrease in securitized accounts receivable balances of $54.9 million, the repayment of a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revolving line of credit balance of $20.0 million and the repayment of commercial paper outstanding of $22.8 million.  The decrease in cash flows from financing activities was offset in part by the payment of $80.0 million in dividends to PNMR.

TNMP

TNMP's cash provided by operating activities for the nine months ended September 30, 2005 was $61.3 million compared to $50.7 million for the nine months ended September 30, 2004.  TNMP's cash flow from operations was $10.6 million higher in the current period than in the nine months ended September 30, 2004, due primarily to lower payments for accounts payable.

Cash used for investing activities was $35.0 million for the nine months ended September 30, 2005 compared to $33.4 million for the nine months ended September 30, 2004.  Utility plant additions decreased as a result of lower capital spending in anticipation of the acquisition of TNP by PNMR.

Cash used for financing activities for the nine months ended September 30, 2005 was $62.0 million compared to cash used for financing activities for the nine months ended September 30, 2004 of $15.3 million.  In the third quarter of 2005, TNMP, a wholly owned subsidiary of TNP, had a cash outlay of $62.0 million to redeem a portion of the TNMP stock held by TNP.  TNMP activities in 2004 consisted primarily of short-term debt repayments and dividends paid.

Capital Requirements

PNMR

Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock.  The main focus of the Company's current construction program is upgrading generation resources, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel.  Projections for total capital requirements for 2005, including TNMP and First Choice, are $292.1 million with projections for construction expenditures for 2005 constituting $265.1 million of that total.  Total capital requirements, including TNMP and First Choice, are projected to be $1,353 million and construction expenditures are projected to be $1,183 million for 2005-2009.  These estimates are under continuing review and subject to on-going adjustment.  This projection includes $49.0 million for the acquisition and construction of Luna, $49.0 million for PNM's estimated share of capital costs for new pollution control technology at SJGS (which is currently under review and may ultimately be higher) and $124.3 million for expansion at Afton.  In July 2005, PNM filed with the NMPRC an application for a CCN in which PNM requested NMPRC approval to include in PNM's retail rate base in its next retail electric rate case the costs associated with the conversion of the Afton generating station from a combustion turbine to a combined cycle unit utilizing one of PNM's turbines in storage.  The conversion to a combined-cycle unit, as proposed, would utilize a turbine currently in storage with a book value of $24.3 million.  As part of the negotiations regarding regulatory treatment of the Afton facility, the parties also are discussing alternative equipment configurations under which the turbine in storage would not be used.  If such an alternative configuration were to be agreed upon, the Company would evaluate other alternatives, including selling the unit, which could result in a write-down depending on prevailing market conditions for this type of equipment.  The Company is unable to predict the outcome of the Afton CCN case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continues to look for appropriately priced generation acquisition and expansion opportunities to support retail electric load growth, for the continued expansion of its long-term contract business, and to supplement its natural transmission position in the Southwest and West.

During the nine months ended September 30, 2005, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its capital requirements and construction expenditures.  The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all of its capital requirements and construction expenditures for the years 2005 through 2009.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

PNM

The main focus of PNM's current construction program is upgrading generation resources, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel.  Projections for total capital requirements for 2005 are $215.5 million with projections for construction expenditures for 2005 constituting $188.5 million of that total.  Total capital requirements are projected to be $1,064 million and construction expenditures are projected to be $894.3 million for the years 2005 through 2009.  These estimates are under continuing review and subject to on-going adjustment.

         The Company's one-third interest in the 570 megawatt Luna facility, currently under construction, has been held in a wholly-owned subsidiary, PNMR Development and Management Corporation.  Company management has recently made the decision to transfer the one-third interest to PNM, which PNM will continue to develop and which PNM will use as merchant plant.  The Company expects the transfer to be completed by the end of November 2005.

TNMP

The main focus of TNMP's current construction program is upgrading and expanding the electric transmission and distribution systems.  Projections for total capital requirements for 2005 are $35.2 million.  Total capital requirements are projected to be $227.2 million for the years 2005 through 2009.  These estimates are under continuing review and subject to on-going adjustment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

PNMR

As of October 28, 2005, PNMR had $615.0 million of liquidity arrangements.  The liquidity arrangements consist of $600.0 million from an unsecured revolving credit facility, referred to as the PNMR Facility for purposes of this discussion, and $15.0 million in local lines of credit.  As of October 28, 2005, there were no amounts borrowed under the PNMR Facility or the local lines of credit.

At October 28, 2005, First Choice had up to $300.0 million of borrowing capacity under the PNMR Facility.  Any borrowings made by First Choice under this sublimit are guaranteed by PNMR.  At October 28, 2005, First Choice had no borrowings outstanding under the PNMR Facility; however, First Choice had $5.7 million of letters of credit outstanding, which reduces the available capacity under the PNMR Facility.  TNMP is also a borrower under the PNMR Facility, see "TNMP" detail below.

PNMR has established a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days.  The commercial paper is unsecured and the proceeds are used for short-term cash management needs.  The PNMR Facility serves as a backstop for the outstanding commercial paper.  As of October 28, 2005, there were $265.7 million of borrowings outstanding under this program.

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

PNMR's credit outlook was considered stable by S&P and Moody's as of the date of this report.  The Company is committed to maintaining or improving its investment grade ratings.  In March 2005, S&P and Moody's rated PNMR's senior unsecured notes issued as part of its equity unit sales (see "Financing Activities" below) BBB- and Baa3, respectively.  The PNMR commercial paper program discussed above has been rated A2 by S&P and P3 by Moody's.

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

In July 2005, the Board of PNMR approved an 8.0% increase in PNMR's common stock dividend for an indicated annual rate of $0.80 per share.  On July 19, 2005 and September 27, 2005, the Board of PNMR declared dividends on common stock of $0.20 per share to PNMR shareholders of record as of August 1, 2005 and November 1, 2005, respectively.

In Texas, capacity auctions are a semi-regular event mandated by the TECA to promote liquidity in the marketplace.  Under these monthly or annual auctions, formerly integrated utilities are required to auction a portion of their capacity.  The process is a simultaneous, multiple round bidding auction conducted over the internet.  The most recent annual auction

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

began in August 2005, but was postponed for one week in September due to a hurricane.  First Choice was required to post collateral for 100% of its planned bid of $120.0 million.  PNMR initially posted $18.2 million in parental guarantees and $101.8 million in letters of credit in support of First Choice.  First Choice won four 25 MW baseload blocks of capacity in October 2005 and two 25 MW cyclic blocks of capacity in September 2005.  Upon completion of the auction, collateral requirements for the baseload capacity decreased to 25.9% of the outstanding commitment.  First Choice resold the baseload capacity almost immediately and kept the capacity products for load management purposes.

PNM

As of October 28, 2005, PNM had $493.5 million of liquidity arrangements.  The liquidity arrangements consist of $400.0 million from an unsecured revolving credit facility, referred to as the PNM Facility for purposes of this discussion, $70.0 million from an AR Securitization program and $23.5 million in local lines of credit.  As of October 28, 2005, there were no amounts borrowed against the PNM Facility, the AR Securitization, or the local lines of credit; however, $4.5 million of letters of credit were outstanding, which reduces the available capacity under the PNM Facility.

At October 28, 2005, PNM also had a $20.0 million borrowing arrangement with PNMR, which is not included in the $493.5 million of liquidity arrangements discussed above.  As of October 28, 2005 there were no amounts outstanding under this arrangement.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days.  The commercial paper is unsecured and the proceeds are used for short-term cash management needs.  The PNM Facility serves as a backstop for PNM's outstanding commercial paper.  As of October 28, 2005, PNM had $94.1 million in commercial paper outstanding under this program.

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

PNM's credit outlook was considered stable by S&P and Moody's as of the date of this report.  The Company is committed to maintaining or improving its investment grade ratings.  As of September 30, 2005, S&P rated PNM's business position as six, its senior unsecured notes as BBB with a stable outlook and its preferred stock as BB+.  As of September 30, 2005, Moody's rated PNM's senior unsecured notes as Baa2 and its preferred stock as Ba1.  S&P has assigned its A-2 corporate credit and short-term debt ratings to PNM's rated commercial paper program.  Moody's has assigned its P-2 corporate credit and short-term debt ratings to PNM's rated commercial paper program.

In June 2005, the Board of PNM declared a dividend of $80.0 million that was paid to PNMR in July 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TNMP

In June 2005, TNMP filed an application with the NMPRC to become a borrower and issue notes of up to $100.0 million under the PNMR Facility.  In July 2005, the NMPRC issued an order approving the application, SEC approval was received in September 2005 and TNMP was added as a borrower under the PNMR Facility in September 2005.  Any borrowings made by TNMP under this sublimit are not guaranteed by PNMR.  At October 28, 2005, TNMP had no outstanding borrowings under the PNMR Facility, but did have $2.0 million letters of credit outstanding, which reduces available capacity under the PNMR Facility.

In September 2005, as part of the TNP acquisition financing, TNMP redeemed 1,090 shares of its privately held stock held by TNP at the book value of $56,888.91 per share, for a total of $62.0 million.  TNP subsequently paid a cash dividend of $62.0 million to PNMR.

  In June 2003, TNMP issued $250.0 million of 6.125% senior notes due in 2008. In May 2003, TNMP executed a $250.0 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of the senior notes. TNMP paid $4.2 million upon the issuance of senior notes in June 2003 to settle the rate lock.  Through the date of the acquisition, the cost of the rate lock was recorded in accumulated other comprehensive income and was being amortized to interest expense over the life of the senior notes.  In conjunction with the acquisition of TNP by PNMR on June 6, 2005, the balance for the rate lock remaining in accumulated other comprehensive income was recorded at fair market value as of the date of acquisition in accordance with SFAS 141.  The fair market value was determined to be zero and the balance of $1.7 million was charged to goodwill.

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

  TNMP's credit outlook was considered stable by S&P and Moody's as of the date of this report.  The Company is committed to maintaining or improving its investment grade ratings.  As of September 30, 2005, S&P rated TNMP's senior unsecured notes at BBB.  As of September 30, 2005, Moody's rated TNMP's senior unsecured notes at Baa3.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNMR

The committed PNMR Facility contains a "ratings trigger," for pricing purposes only.  If PNMR is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively.  In addition, the PNMR Facility contains a contingent requirement that requires PNMR to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65%.  If PNMR's debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65%, it could be required to repay all borrowings under the PNMR Facility, be prevented from drawing on the unused capacity under the PNMR Facility, and be required to provide security for all outstanding letters of credit issued under the PNMR Facility.

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

The committed PNM Facility contains a "ratings trigger," for pricing purposes only.  If PNM is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively.  In addition, the PNM Facility contains a contingent provision that requires PNM to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65%.  If PNM's debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65%, PNM could be required to repay all borrowings under the PNM Facility, be prevented from drawing on the unused capacity under the PNM Facility, and be required to provide security for all outstanding letters of credit issued under the PNM Facility.

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

TNMP

TNMP's borrowing availability under the committed PNMR Facility contains a "ratings trigger," for pricing purposes only.  If TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively.  In addition, the PNMR Facility contains a contingent requirement that requires TNMP to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65%.  If TNMP's debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65%, TNMP could be required to repay all borrowings under the PNMR Facility, be prevented from drawing on the unused capacity under the PNMR Facility, and be required to provide security for all outstanding letters of credit issued under the PNMR Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities

PNMR

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of September 30, 2005, PNMR had approximately $400.9 million of remaining unissued securities under this registration statement.

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million.  Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008.  The initial floating rate was 1.91% and will be reset every six months.  The floating rate was reset on September 15, 2005, to 4.60%.  The swap is accounted for as a fair-value hedge with a negative fair-market value (liability position) of approximately $3.2 million as of September 30, 2005.

During October 2004, PNMR entered into two forward starting floating-to-fixed rate interest rate swaps with an aggregate notional principal amount of $100.0 million.  These swaps became effective August 1, 2005 and terminate November 15, 2009.  Under these swaps, PNMR receives a floating rate equal to the three month LIBOR rate on the notional principal amount and pays a fixed interest rate of 3.97% on the notional principal amount on a quarterly basis.  The initial floating rate was set on August 1, 2005, at 3.69% and will be reset every three months.

From November 2004 through June 30, 2005, the swaps were accounted for as a cash flow hedge against borrowings under a five-year $400.0 million PNMR revolving credit agreement dated November 15, 2004.  The PNMR Facility replaced the November 2004 credit agreement in August 2005.  Effective June 30, 2005, the swaps were de-designated as cash flow hedges due to a change in the underlying borrowings being hedged from the November 2004 credit agreement at the inception of the hedge to commercial paper.  The mark-to-market change in the fair value of theses swaps was subsequently recognized on PNMR's income statement.  At September 30, 2005, the increase in fair value related to these swaps was $2.1 million.  Of this increase, $0.3 million was recorded in accumulated other comprehensive income on PNMR's balance sheet and $1.8 million was recognized in other income on PNMR's income statement for the three and nine months ended September 30, 2005.

In October 2005, PNMR completed a private offering of 4,000,000 equity-linked securities at 6.625% to Cascade.  PNMR received $100.0 million in proceeds from this transaction and there were no underwriting discounts or commissions.  PNMR used the proceeds to repay short-term borrowings.

Each equity unit consists of a purchase contract and a 2.5% undivided beneficial ownership interest in one of PNMR's senior notes with a stated amount of $1,000, which corresponds to a $25.00 stated amount of PNMR's senior notes.  The ownership interest in the senior notes is initially pledged to secure Cascade's obligation to purchase PNMR common stock under the related purchase contract.  The senior notes are scheduled to mature in August 2010 (subject to the remarketing described below) and bear interest initially at the annual rate of 5.1%.  The purchase contracts entitle Cascade to quarterly contract adjustment payments of 1.525% per year on the stated amount of $25.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Each purchase contract obligates Cascade to purchase, and PNMR to sell, at a purchase price of $25.00 in cash, shares of PNMR's common stock on or before November 16, 2008 (the "Purchase Contract Settlement Date").  Generally, the number of shares Cascade is obligated to purchase depends on the average closing price per share of PNMR's common stock over a 20-day trading period ending on the third trading day immediately preceding the Purchase Contract Settlement Date, subject to anti-dilution adjustments.  If the average closing price for the 20-day trading period is equal to or greater than approximately $25.116 per share, the settlement rate will be 0.9954 shares of common stock.  If the average closing price for the trading period is less than approximately $25.116 per share but greater than $20.93 per share, the settlement rate is equal to $25.00 divided by the average closing price of PNMR's common stock for the trading period.  If the average closing price for the trading period is less than or equal to $20.93 per share, the settlement rate will be 1.1945 shares of common stock.  Cascade has the option to settle its obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding the Purchase Contract Settlement Date.  Prior to the Purchase Contract Settlement Date, the senior notes will be remarketed.  If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by PNMR.  If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the equity units will have the option of putting their senior notes to PNMR to satisfy their obligations under the purchase contracts.

The purchase contracts are forward transactions in PNMR's common stock.  The final accounting for this transaction is under review and will be finalized during the fourth quarter of 2005.

Before the issuance of common stock upon settlement of the purchase contracts, the equity units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS 128.  Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by PNMR in the market at the average market price during the period using the proceeds to be received upon settlement.  Therefore, dilution will occur for periods when the average market price of PNMR's common stock for the reporting period is above approximately $25.116, and will potentially occur when the average price of PNMR's common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of PNMR's common stock for the full reporting period.  As the transaction was entered into in October 2005, there was no dilution effect for the three and nine months ended September 30, 2005.

In March 2005, PNMR issued 3,910,000 shares of its common stock at $26.76 per share.  PNMR received net proceeds from this offering, after deducting underwriting discounts and commissions and estimated expenses, of approximately $101.0 million.  In addition, in March 2005, PNMR also completed a public offering of 4,945,000 equity units at 6.75% yielding net proceeds after fees of $239.6 million.

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

PNM

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants.  As of September 30, 2005, PNM had approximately $200.0 million of remaining unissued securities registered under its shelf registration statement.  The amount of senior unsecured notes that may be issued is not limited by the senior unsecured notes indenture.  However, debt-to-capital requirements in certain of PNM's financial instruments and regulatory agreements could ultimately limit the amount of additional debt PNM could issue.

TNMP

Depending on TNMP's future business strategy, capital needs and market conditions, TNMP could enter into additional long-term financings for the purpose of strengthening TNMP's balance sheet, funding growth and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential.  The amount of senior unsecured notes that may be issued is not limited by the senior unsecured notes indenture.  However, debt-to-capital requirements in certain of TNMP's financial instruments and regulatory agreements would ultimately limit the amount of additional debt TNMP would issue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Structure

PNMR

PNMR's capitalization, including current maturities of long-term debt, at September 30, 2005 and December 31, 2004 is shown below:

	September 30,	December 31,
	2005	2004

Common Equity	44.0%	52.4%
Preferred Stock	0.4%	0.6%
Long-term Debt	55.6%	47.0%
Total Capitalization	100.0%	100.0%

      Total capitalization does not include as debt the present value of PNM's operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease, which was approximately $172.2 million as of September 30, 2005 and $176.0 million as of December 31, 2004.

  The change in PNMR's capitalization is due to the issuance of common stock and equity units in March 2005 and the acquisition of TNP on June 6, 2005.  For additional information on the acquisition, refer to Note 2 - "TNP Acquisition," in the Notes to Consolidated Financial Statements.  Total capitalization does not include the effect of the equity-linked securities issued to Cascade in October 2005.  Refer to Note 6 - "Capitalization," in the Notes to Consolidated Financial Statements.

  PNM

PNM's capitalization, including current maturities of long-term debt, at September 30, 2005 and December 31, 2004 is shown below:

	September 30,	December 31,
	2005	2004

Common Equity	50.1%	50.8%
Preferred Stock	0.6%	0.6%
Long-term Debt	49.3%	48.6%
Total Capitalization	100.0%	100.0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TNMP

TNMP's capitalization, including current maturities of long-term debt, at September 30, 2005 and December 31, 2004 is shown below:

	September 30,	December 31,
	2005	2004

Common Equity	59.4%	31.3%
Long-term Debt	40.6%	68.7%
Total Capitalization	100.0%	100.0%

  The change in TNMP's capitalization is due to the acquisition of TNP on June 6, 2005 and the effects of purchase accounting.

Commitments and Contractual Obligations

PNMR, PNM and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations and certain other long-term liabilities that were summarized in a table of contractual obligations in the 2004 Annual Reports on Forms 10-K.  At September 30, 2005, PNMR's long-term debt increased by $247.3 million due to PNMR's issuance of equity-linked securities (see "Financing Activities" section above).  There have been no significant changes to PNM's or TNMP's contractual obligations from December 31, 2004.

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

The RMC also proposes risk limits, such as VaR and EaR, to the Finance Committee.  The Finance Committee ultimately sets the Company's risk limits.

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

PNM's wholesale operations, including long-term contracts and short-term sales, are managed primarily through a net asset-backed marketing strategy, whereby PNM's aggregate net open forward contract position is covered by its forecasted excess generation capabilities. PNM is exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated.  If PNM were required to cover all or a portion of its net open contract position as a result of the aforementioned unexpected situations, it would have to meet its commitments through market purchases. In addition, the wholesale operations utilize discrete market-based transactions to take advantage of opportunities that present themselves in the ordinary course of business. These positions are subject to market risk that is not mitigated by PNM's generation capabilities.

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas.  TECA contains no provisions for the specific recovery of fuel and purchased power costs.  First Choice operates within a competitive marketplace; however, to the extent that it serves former TNMP customers under the provisions of the price-to-beat service, it has the ability to file with the PUCT to change the price-to-beat fuel factor twice each year, in the event of significant changes in natural gas prices.  The rates charged to new

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Additionally, in connection with the issuance of a final stranded cost true-up order for TNMP, the PUCT will adjust First Choice's fuel factor portion of the price-to-beat downward if natural gas prices are below the prices embedded in the then-current rates.  See Note 9 - "Regulatory and Rate Matters - Retail Competition, Price-to-Beat Fuel Factor and Price-to-Beat Base Rate Reset," in the Notes to Consolidated Financial Statements.

Accounting for Derivatives

Under the derivative accounting rules and the related accounting rules for energy contracts, the Company accounts for its various financial derivative instruments for the purchase and sale of energy differently based on management's intent when entering into the contract.  Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for a normal purchase or sale designation are recorded on the balance sheet at fair market value at each period end.  The changes in fair market value are recognized in earnings unless specific hedge accounting criteria are met.  Should an energy transaction qualify as a hedge under SFAS 133, fair market value changes from year to year are recognized on the balance sheet with a corresponding charge to other comprehensive income.  Gains or losses are recognized when the hedged transaction settles.  Derivatives that meet the normal sales and purchases exceptions within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction settles.

PNMR

The following table shows First Choice's net fair value of mark-to-market energy contracts included in the balance sheet:

September 30,
2005
(In thousands)
Mark-to-Market Energy Contracts:
Current asset	$2,109
Long-term asset	496
Total mark-to-market assets	2,605
Current liability	1,806
Total mark-to-market liabilities	1,806

Net fair value of mark-to-market energy contracts	$ 799

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The mark-to-market energy transactions represent net assets at September 30, 2005 after netting all applicable open purchase and sale contracts.

The market prices used to value First Choice mark-to-market energy transactions are based on index prices and broker quotations.  Generally, market data to value these transactions is available for the next 18-month period only; the remaining time period, referred to as the illiquid period, is valued using internally developed pricing data.  As a result, the Company records liquidity reserves on these contracts for market gains and losses in the illiquid period, effectively limiting the mark-to-market valuation to a rolling 18-month period.  The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions and adjusts its liquidity reserves, accordingly.

The following table provides detail of changes in First Choice operations' mark-to-market energy transactions' net asset or liability balance sheet position from one period to the next:

June 6 -
September 30,
2005
(In thousands)
Sources of Fair Value Gain/(Loss):
Fair value at beginning of year	$ -

Amount realized on contracts delivered
during period	(56)

Changes in fair value	855

Net fair value at end of period	$ 799

Net change recorded as mark-to-market	$ 799

  The following table provides the maturity of the net assets/(liabilities) of First Choice, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash.  The following values were determined using broker quotes:

  Fair Value at September 30, 2005

Maturities
Less than
1 year	1-3 Years	4+ Years	Total
(In thousands)

$ 303	$ 496	$ -	$ 799

  As of September 30, 2005, a decrease in market pricing of First Choice's mark-to-market energy transactions by 10% would have resulted in a decrease in net earnings of less than 1%.  Conversely, an increase in market pricing of these transactions by 10% would have resulted in an increase in net earnings of less than 1%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM

The following table shows PNM Wholesale's net fair value of mark-to-market energy contracts included in the balance sheet:

	September 30,	December 31,
	2005	2004
	(In thousands)
Mark-to-Market Energy Contracts:
Current asset	$ 9,288	$ 6,890
Long-term asset	14,906	316
Total mark-to-market assets	24,194	7,206
Current liability	(8,336)	(5,007)
Long-term liability	(14,165)	(126)
Total mark-to-market liabilities	(22,501)	(5,133)

Net fair value of mark-to-market energy contracts	$ 1,693	$ 2,073

  The mark-to-market energy transactions represent net assets at September 30, 2005 and December 31, 2004 after netting all applicable open purchase and sale contracts.

The market prices used to value PNM Wholesale's mark-to-market energy transactions are based on index prices and broker quotations.  Generally, market data to value these transactions is available for the next 18-month period only; the remaining time period, referred to as the illiquid period, is valued using internally developed pricing data.  As a result, the Company records liquidity reserves on these contracts for market gains and losses in the illiquid period, effectively limiting the mark-to-market valuation to a rolling 18-month period.  The Company regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions and adjusts its liquidity reserves, accordingly.

The following table provides a detail of changes in PNM Wholesale's operations' mark-to-market energy transactions' net asset or liability balance sheet position from one period to the next:

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Sources of Fair Value Gain/(Loss):
Fair value at beginning of year	$ 2,073	$ 433

Changes in valuation methods	-	(227)

Amount realized on contracts delivered
during period	(1,675)	(3,118)

Changes in fair value	1,295	4,461

Net fair value at end of period	$ 1,693	$ 1,549

Net change recorded as mark-to-market	$ (380)	$ 1,343

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides the maturity of the net assets/(liabilities) of PNM Wholesale, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash.  The following values were determined using broker quotes:

Fair Value at September 30, 2005

Maturities
Less than
1 year	1-3 Years	4+ Years	Total
(In thousands)

$ 921	$ 545	$ 227	$ 1,693

  As of September 30, 2005, a decrease in market pricing of PNM Wholesale's mark-to-market energy transactions by 10% would have resulted in a decrease in net earnings of less than 1%.  Conversely, an increase in market pricing of these transactions by 10% would have resulted in an increase in net earnings of less than 1%.

TNMP

In the normal course of business, TNMP enters into commodity contracts in order to meet customer requirements.  Criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception has been defined by SFAS 133, as amended by SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities."  In accordance with these pronouncements, management has determined that TNMP's contracts for electricity qualify for the normal purchases and sales exception.  Accordingly, TNMP does not account for its electricity contracts as derivatives.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2005, the Company revised its methodologies for calculating VaR in order to improve its ability to measure and manage risk.  As a result, the Company also revised its VaR limits to be consistent with the new methodologies.  As previously discussed, the Company adopted the Monte Carlo statistical simulation approach.  In addition, the Company redefined the types of transactions on which it measures VaR.  The total VaR is now based solely on its merchant activities and excludes all effects from the retail operations and the joint dispatch model employed by the Company.  The total VaR limit established is $18.0 million.  For the nine months ended September 30, 2005, the average total VaR amount was $14.6 million, with high and low VaR amounts for the period of $29.2 million and $4.0 million, respectively.  The total VaR amount at September 30, 2005 was $20.0 million.  In addition, the Company defined a sub-set of the total VaR that captures all transactions that are not directly asset related and have economic risk.  The VaR limit established for these transactions is $5.0 million.  For the nine months ended September 30, 2005, the average VaR amount for these transactions was $1.2 million, with high and low VaR amounts for the period of $3.5 million and less than $0.1 million, respectively.  The VaR amount for these transactions at September 30, 2005 was $1.9 million.

In 2004, the Company utilized the variance/covariance model of VaR, which is a probabilistic model that measures the risk of loss to earnings in market sensitive instruments.  The variance/covariance model relies on statistical relationships to analyze how changes in different markets can affect a portfolio of instruments with different characteristics and market exposure.  For the nine months ended September 30, 2004 the Company's average total VaR amount was $13.8 million, with high and low VaR amounts for the period of $21.6 million and $5.1 million, respectively.  The total VaR amount at September 30, 2004 was $13.2 million.  In the prior year the Company also measured VaR for a subset of transactions that were marked-to-market in accordance with SFAS 133.  The VaR limit established for these transactions was $2.0 million.  For the nine months ended September 30, 2004, the average VaR amount for these transactions was $0.3 million, with high and low VaR amounts for the period of $1.1 million and $130, respectively.  The total VaR amount for these transactions as reported at September 30, 2004 was $0.4 million.  Because of the nature of the Monte Carlo simulation method now utilized by the Company, reporting of the 2004 VaR amounts using the Company's new approach is neither practical nor representational of the Company's management of risk in 2004.

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

For the three months ended September 30, 2005, the average total EaR amount was $21.6 million, with high and low EaR amounts for the period of $22.0 million and $21.0 million, respectively.  The total EaR amount at September 30, 2005 was $21.9 million.

In July 2005, the Finance Committee approved new risk measures for First Choice. These measures were designed to give First Choice management flexibility to execute its strategies to reduce the risk inherent in the portfolio and to take advantage of market opportunities in a controlled and limited fashion. The Company adopted an EaR limit of $25.0 million. Upon successful execution of First Choice's strategy to mitigate risk by locking in its floating supply costs at favorable prices, these limits are expected to be lowered to match the new risk profile. In addition, the Company adopted two new VaR measures to monitor the market based mitigation strategies of First Choice management.  The first VaR limit is based on the same total retail load and supply portfolio as the EaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10 day holding period. This holding period is considered appropriate given the nature of First Choice's supply portfolio and the constraints faced by First Choice in the ERCOT market. The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level. This VaR limit was established at $7.5 million. The second VaR limit was established at $1.5 million for transactions that are subject to mark-to-market accounting as defined by SFAS 133 and SFAS 149. This calculation captures the effect of changes in market prices over a three day holding period and utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides information related to PNM Wholsale's credit exposure as of September 30, 2005.  The Company does not hold any credit collateral as of September 30, 2005.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNM Wholesale may have.  Also provided is an indication of the maturity of a Company's credit risk by credit ratings of the counterparties.

Schedule of PNM Wholesale Credit Risk Exposure
September 30, 2005

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter-	Counter-
	Risk	parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

Investment grade	$66,263	3	$42,846
Non-investment grade	3,319	-	-
Internal ratings
Investment grade	122	-	-
Non-investment grade	12,048	-	-
Total	$81,752		$42,846

(a)       The Rating included in "Investment Grade" are counterparties with a minimum S&P rating of BBB- or Moody's rating of Baa3.  If the counterparty has provided a guarantee by a higher rated entity (e.g., its parent), determination is based on the rating of its guarantor.  The category "Internal Ratings - Investment Grade" includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company's credit policy.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM Wholesale
Maturity of Credit Risk Exposure
As of September 30, 2005

				Total
	Less than			Net
Rating	2 Years	2-5 Years	>5 Years	Exposure
		(In thousands)

Investment grade	$53,003	$10,279	$ 2,981	$66,263
Non-investment grade	1,589	1,730	-	3,319
Internal ratings
Investment grade	122	-	-	122
Non-investment grade	12,048	-	-	12,048
Total	$66,762	$12,009	$ 2,981	$81,752

  The Company provides for losses due to market and credit risk.  PNM Wholesale credit risk with its largest counterparty as of September 30, 2005 and December 31, 2004 was $21.3 million and $26.2 million, respectively.

First Choice

First Choice is subject to credit risk from non-performance by its supply counterparties to the extent these contracts have a mark-to-market value in the favor of First Choice. The Constellation power supply agreement established FCPSP, a bankruptcy remote special purpose entity, to hold all of First Choice's customer contracts and wholesale power and gas contracts.  Constellation received a lien on accounts receivable, customer contracts, cash, and the equity of FCPSP as security for FCPSP's performance under the power supply agreement.  The provisions of this agreement severely limit FCPSP's ability to secure power from alternate sources. Additionally, the terms of the security agreement do not require Constellation to post collateral for any mark-to-market balances in FCPSP's favor. At September 30, 2005, the supply contracted with Constellation was in a favorable mark-to-market position for FCPSP. When netted against amounts owed to Constellation, this exposure was approximately $36.5 million.  The Constellation power supply agreement collateral provisions will continue until the expiration of the agreement on December 31, 2007.

First Choice has continued to experience a reduction in bad debt expense from its retail customers due to reduced customer receivables resulting partially from effective disconnect policies, increased collection activity and refined consumer credit and securitization policies.  Bad debt expenses for the nine months ended September 30, 2005 and 2004 were $3.2 million and $6.3 million, respectively.  First Choice expects bad debt expense to increase in the fourth quarter of 2005 due primarily to the continued increase in the price of natural gas and impacts from the Gulf Coast hurricanes, including waiver of customer deposits for hurricane victims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM Gas Supply Hedging Activities

PNM hedges certain portions of natural gas supply contracts in order to protect its retail customers from adverse price fluctuations in the natural gas market.  The financial impact of all hedge gains and losses, including the related costs of the program, is recoverable through the PGAC.  As a result, earnings are not affected by gains and losses generated by these instruments.

In order to protect its natural gas customers from the risk of rising prices during the 2005-2006 heating season, in total, PNM plans to expend approximately $6.8 million in 2005 to purchase gas options that essentially cap the amount PNM would pay for each volume of gas subject to the options during the winter heating season.  PNM expects to recover its option premiums as a component of the PGAC during the months of October 2005 through February 2006.

Interest Rate Risk

PNMR

PNMR's senior notes issued as part of the equity-linked securities sold in March and October 2005 will be remarketed in 2008.  If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by PNMR.  If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the equity units will have the option of putting their senior notes to PNMR to satisfy their obligations under the purchase contracts.

PNM

PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of PNM's long-term debt is fixed-rate debt, and therefore, does not expose PNM's earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by approximately 3.3%, or $33.9 million, if interest rates were to decline by 50 basis points from their levels at September 30, 2005.  As of September 30, 2005, the fair value of PNM's long-term debt was approximately $1.02 billion as compared to a book value of $987.2 million.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

During the three and nine months ended September 30, 2005, PNM contributed cash of approximately $1.5 million and $4.6 million, respectively, to other post retirement benefits for plan year 2005.  The securities held by the trusts had an estimated fair value of $808.5 million as of September 30, 2005, of which approximately 28% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at September 30, 2005, the decrease in the fair value of the securities would be 2.9% or $5.5 million.  PNM does not currently recover or return through rates any losses or gains on these securities.  PNM, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses.  PNM does not believe that long-term

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

market returns over the period of funding will be less than required for PNM to meet its obligations.  However, this belief is based on assumptions about future returns that are inherently uncertain.

TNMP

TNMP has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of TNMP's long-term debt is fixed-rate debt, and therefore, does not expose TNMP's earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by approximately 1.3%, or $5.6 million, if interest rates were to decline by 50 basis points from their levels at September 30, 2005.  As of September 30, 2005, the fair value of TNMP's long-term debt was approximately $428.3 million as compared to a book value of $ 415.8 million.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if TNMP were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

During the three and nine months ended September 30, 2005 and 2004, TNMP contributed cash of approximately $0.3 million and $0.7 million, respectively, to other postretirement benefits for plan year 2005.  The securities held by the trusts had an estimated fair value of $86.6 million as of September 30, 2005, of which approximately 16.1% were invested in money market funds.  TNMP does not currently recover or return through rates any losses or gains on these securities.

Equity Market Risk

PNMR

Until October 2005, when the program was discontinued, PNMR had a cash management program that included a preferred stock dividend capture strategy and various absolute return strategies that had the objective of achieving returns higher than that associated with passive cash management plans and with bond-like volatility.  PNMR's initial investment in its cash management program was $10.0 million and an additional $2.0 million was invested in February 2005.  As of September 30, 2005 and December 31, 2004, the balance in this investment, including profits and interest, was $10.1 million and $10.6 million, respectively.

PNMR determined that one of its investments under this program, Wood River, had experienced a loss in market value.  At September 30, 2005, PNMR wrote down the value of its investment in Wood River to zero and incurred a loss of approximately $3.6 million for the three and nine months ended September 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM

PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other postretirement benefits.  The trusts hold certain equity securities as of September 30, 2005.  These equity securities also expose the Company to losses in fair value.  Approximately 60% of the securities held by the various trusts were equity securities as of September 30, 2005.  Similar to the debt securities held for funding decommissioning and certain pension and other postretirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

TNMP

TNMP and its subsidiaries sponsor a defined benefit pension plan covering substantially all of its employees.  TNMP also sponsors a health care plan that provides post retirement medical and death benefits.  Contributions are made to trusts that fund both of these employee benefits.  The trusts held a certain equity mutual fund as of September 30, 2005, which exposes TNMP to losses in fair value.  Approximately 22% of the assets in the retiree medical and death benefit trusts were invested in an equity index mutual fund.  Approximately 63% of the assets in the pension were invested in an equity index mutual fund as of September 30, 2005.

OTHER ISSUES FACING THE COMPANY

See Note 8 - "Commitments and Contingencies," in the Notes to Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

There have been no new accounting standards that materially affected the Company this period.  See Note 1 - "Accounting Policies and Responsibility for Financial Statements - Stock Based Compensation," in the Notes to Consolidated Financial Statements for discussion of SFAS No. 123 (revised 2004), "Share Based Payment."

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

  The outcome of litigation with SW Acquisition relating to the TNP acquisition,

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

  Changes in ERCOT protocols,

  Changes in the cost of power acquired by First Choice,

  Collections experience,

  Insurance coverage available for claims made in litigation,

  Fluctuations in interest rates,

  Weather (including impacts of the hurricanes in the Gulf Coast region),

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

    Seasonality and other changes in supply and demand in the market for electric power,

  Variability of wholesale power prices,

  Volatility in market liquidity,

  Changes in the competitive environment in the electric and natural gas industries,

  The performance of generating units and transmission systems,

  The market for electrical generating equipment,

  The ability to secure long-term power sales,

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

SECURITIES ACT DISCLAIMER

Certain securities issued in connection with the TNP acquisition transaction and commercial paper described in this report have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. This report does not constitute an offer to sell or the solicitation of an offer to buy any securities.

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

With respect to the TNP acquisition, PNMR cannot assure that it will be able to successfully integrate TNP with PNMR 's current businesses.  The integration of TNP with PNMR 's other businesses will present significant challenges and, as a result, PNMR may not be able to operate the combined company as effectively as expected.  Also, even if PNMR manages to realize greater than anticipated benefits from the integration of TNP into its business, PNMR's regulated subsidiaries may be required by their regulators to return these benefits to ratepayers.  In connection with the Texas and New Mexico settlements relating to the TNP acquisition, for example, TNMP agreed to provide ratepayers in Texas and New Mexico with rate credits over various periods of time resulting from anticipated synergy savings from the acquisition.  PNMR may also fail to achieve the anticipated benefits of the acquisition as quickly or as cost-effectively as anticipated or may not be able to achieve those benefits at all.

While PNMR expects that this acquisition will be accretive to earnings and cash flow in the first full year of operation after the transaction is completed, this expectation is based on important assumptions, including assumptions related to interest rates, market prices for power, its ability to achieve operational benefits from operating the companies as a unified operation and the number of First Choice and TNMP customers that PNMR will be able to retain, which may ultimately be incorrect.  In addition, the agreement TNMP has entered into with the PUCT staff and others relating to the TNP acquisition includes a two-year electric rate freeze and a $13.0 million annual rate reduction in TNMP's retail delivery rates effective May 1,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Energy Policy Act of 2005 was enacted into law in August 2005.  The legislation covers many areas, including the items set forth in Note 9 - "Regulatory and Rate Matters," in the Notes to the Consolidated Financial Statements and elsewhere in this report.  The Energy Policy Act of 2005 requires several rule makings by the FERC and other governmental agencies in order to implement its provisions.  PNMR is in the process of evaluating the effect of the Energy Policy Act of 2005.

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

PNM does not have the benefit of a fuel adjustment clause for its retail electric operations that would allow it to recover increased fuel and purchased power costs from customers.  Therefore, to the extent that PNM has not hedged its fuel and power costs, it is exposed to changes in fuel and power prices to the extent fuel for its electric generating facilities and power must be purchased on the open market in order for it to serve its retail electric customers.  PNM anticipates being able to reduce base fuel costs as a result of its revised coal contract relating to the new underground mine serving SJGS.  However, if the anticipated base fuel cost savings do not occur because of problems at the new mine or if PNM cannot control other operating expenses, the retail electric rate freeze may decrease PNM's profit margin.  The retail electric rate freeze will also affect PNM's ability to earn a return or recover from its customers costs associated with investments in generation, transmission and distribution facilities since it will not be able to increase retail electric rates to recover those costs until at least after the end of the rate freeze.  For example, in connection with the electric retail rate freeze stipulation, PNM agreed to invest $60.0 million per year through 2007 in gas and electric utility infrastructure, increasing to $64.0 million per year after PNM and TNMP are integrated.  If future recovery of these costs ceases to be probable, PNM would be required to record a charge to earnings in the period for the portion of the costs that were determined not to be recoverable.  The electric retail rate freeze stipulation does, however, allow PNM to seek a general rate adjustment for certain changes in environmental or tax laws.

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

In March 2003, the FERC issued an order substantially adopting the ALJ's findings in the December 2002 decision, but requiring a change to the formula used to calculate refunds.  The FERC raised concerns that the indices for California gas prices, a major element in the refund formula, had been subject to potential manipulation and were unverifiable.  The effect of this change would be to increase PNM's refund liability.  In October 2003, the FERC issued its order on rehearing in which it affirmed its decision to change the gas price indices used to calculate the refund amounts.  This has the effect of increasing the Company's amount of refund.  The precise amounts, however, will not be certain until the Cal ISO and Cal PX recalculate the refund amounts.  In a report filed by the Cal ISO in March 2005, the Cal ISO indicated that the Cal PX had concluded its recalculation of the adjustments for hourly price mitigation.  The Cal ISO is waiting to receive audited fuel cost information from market participants as a result of the fuel cost proceedings currently pending at the FERC before finalizing its recalculated refund amounts.  In August 2005, the FERC issued an order setting out the process by which sellers into the Cal ISO and Cal PX markets could make their cost recovery filings pursuant to the FERC's prior orders that indicated sellers would get the opportunity to submit evidence demonstrating that the refund methodology creates a revenue shortfall for their transactions during the refund period.  Included in PNM's submittal were objections to the limited amount of time the FERC allowed for sellers to complete their respective submittals, and the FERC's arbitrary decision to allow only marketers and not load serving entities such as PNM to include a return component in their cost filings.  PNM participated with other competitive sellers to request rehearing of these issues before the FERC.  In September 2005, PNM made its cost recovery filing identifying its costs associated with sales into the California Cal ISO and Cal PX markets during the refund period.  PNM's cost recovery filing is still pending before FERC.  In addition, the Company has engaged in discussions with California parties based upon a template provided by FERC, but is unable to predict whether settlement will be reached.

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

Pacific Northwest Refund Proceeding

In addition to the California refund proceedings, Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable.  In September 2001, the ALJ issued a recommended decision and declined to order refunds associated with wholesale electric sales in the Pacific Northwest.  In a ruling similar to the one issued in the California refund proceeding, the FERC allowed additional discovery to take place and the submission of additional evidence in the case in March 2003.  In June 2003, the FERC issued an order terminating the proceeding and adopting the ALJ's recommendation that no refunds should be ordered.  Several parties in the proceeding filed requests for rehearing and in November 2003, the FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001.  In November 2003, the Port of Seattle filed an appeal of the FERC's order denying rehearing in the Ninth Circuit, which is still pending.  As a participant in the proceedings before the FERC, PNM is also participating in the appeal proceedings.  The Ninth Circuit had originally scheduled oral arguments in the appeal for September 2005, but subsequently continued the oral argument after moving the case to a different panel of judges than those originally assigned.  The Company is unable to predict the ultimate outcome of this appeal, or whether PNM will ultimately be directed to make any refunds.

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

Wholesale Power Marketing Antitrust Suit

In June 2004, PNM received notice that PNM has been included in a list of 56 defendants that have been sued by the City of Tacoma Department of Public Utilities in federal district court in the State of Washington.  PNM has been listed in a class of defendants referred to as the "Trading Defendants", who allegedly engaged in buying, selling and marketing power in California and other locations in the Western United States.  The complaint alleges the Trading Defendants acted in concert among themselves and with "Non-Defendant Trading Co-Conspirators" that were engaged in conduct that amounted to market manipulations, which the complaint defines as a pattern of activities that had the purpose and effect of creating the impression that the demand for power was higher, the supply of power was lower, or both, than was in fact the case.  The complaint identified specific conduct that allegedly amounted to market manipulations, including the submission of false information and misrepresentation regarding load schedules, bids, power supply, transmission congestion, source and destination of energy, the supply and provision of energy and ancillary services.  The complaint alleged the activities of the Trading Defendants, along with "Generator Defendants", who are defined as generators who generated power for sale into California and other Western markets, and the co-conspirators, resulted in substantially increased prices for energy in the Pacific Northwest spot market in excess of what otherwise would have been the price absent such unlawful acts, in violation of antitrust laws.  The complaint asserted damages in excess of $175.0 million from the multiple defendants.  There have been three recent Ninth Circuit decisions that, collectively, appear to make Plaintiffs' case more difficult to prevail.  As a result, PNM joined a motion to dismiss the City of Tacoma Department of Public Utilities complaint given Ninth Circuit precedent.  In a decision issued in February 2005, the district court judge in the case granted defendants' motion to dismiss.  As a result, the antitrust lawsuit against PNM filed by the City of Tacoma Department of Public Utilities was dismissed.  In March 2005, the City of Tacoma Department of Public Utilities filed an appeal in the Ninth Circuit contesting the district court's decision to dismiss the complaint.  PNM participated in the appeal in support of the dismissal and joined in defendants' brief filed in the Ninth Circuit, as well as a motion for summary affirmance.  The appeal and defendants' motion for summary affirmance of the district court is pending before the Ninth Circuit and the Company cannot predict the outcome of this appeal, or whether PNM will be required to make any refunds or pay damages as a result of this litigation.

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

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  In addition, if a serious nuclear incident were to occur at PVNGS, it could materially and adversely affect PNM's and PNMR's business, financial position, results of operations and liquidity. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.  Each PVNGS lease describes certain events, including "Events of Loss" or "Deemed Loss Events", the occurrence of which could require PNM to, among other things, (i) pay the lessor and the equity investor, in return for the investor's interest in PVNGS, cash in the amount provided in the lease and (ii) assume debt obligations relating to the PVNGS lease. The "Events of Loss" generally relate to casualties, accidents and other events at PVNGS, which would severely, adversely affect the ability of the operating agent, APS, to operate, and the ability of PNM to earn a return on its interests in, PVNGS.  The "Deemed Loss Events" consist mostly of legal and regulatory changes (such as changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). PNMR and PNM believe that the probability of such "Events of Loss" or "Deemed Loss Events" occurring is remote for the following reasons: (i) to a large extent, prevention of "Events of Loss" and some "Deemed Loss Events" is within the control of the PVNGS participants, including PNMR, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (ii) with respect to other "Deemed Loss Events," which would involve a significant change in current law and policy, they are unaware of any pending proposals or proposals being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any of those events.

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

PNMR's, PNM's and TNMP's  counterparties may not meet their obligations.

PNMR and its operating subsidiaries are exposed to risk that counter parties, which owe them money, energy or other commodities or services, will not be able to perform their obligations.  The possibility that certain counter parties may fail to perform their obligations has increased due to financial difficulties, in some cases brought on by improper or illegal accounting and business practices, affecting some participants in the energy industry.  Should the counterparties to these arrangements fail to perform, PNMR or its affected subsidiary might be forced to honor the underlying commitment at then-current market prices.  In such event, PNMR or the affected subsidiary might incur losses in addition to amounts, if any, already paid to the counter parties.

The operations of PNMR and its operating subsidiaries are subject to risks beyond their control that may reduce their revenues.

PNMR's and its operating subsidiaries' revenues are affected by the demand for electricity and natural gas.  That demand can vary greatly based upon:

  weather conditions, including hurricanes, seasonality and temperature extremes,

  fluctuations in economic activity and growth in PNMR's service area and the Western region of the United States,

  the extent of additional energy available from current or new competitors, and the ability of First Choice to attract and retain customers.

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

PNMR, PNM and TNMP evaluate their tangible long-lived assets for impairment whenever indicators of impairment exist pursuant to SFAS 144.  These potential impairment triggers would include fluctuating market conditions as a result of industry deregulation; planned and scheduled customer purchase commitments; future market penetration; fluctuating market prices resulting from factors including changing fuel costs and other economic conditions; weather patterns; and other market trends.  Accounting rules require that if the sum of the undiscounted expected future cash flows from a company's asset (excluding interest charges that will be recognized as expenses when incurred) is less than the carrying value of the asset, then asset impairment must be recognized in the financial statements.  The amount of impairment recognized is the difference between the fair value of the asset and the carrying value of the asset.  PNMR, PNM and TNMP determined that no triggering events occurred during the period for their tangible long-lived assets.

PNM has three turbines, which are currently in storage, with a combined carrying value of approximately $79.7 million.  PNM believes that it will be able to place two of the turbines in service and recover the costs of these two turbines in rates.  In July 2005, PNM filed with the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 NMPRC an application for a CCN in which PNM requested NMPRC approval to include in PNM's retail rate base in its next retail electric rate case the costs associated with the conversion of the Afton generating station from a combustion turbine to a combined cycle unit utilizing one of the turbines in storage.  The conversion to a combined-cycle unit, as proposed, would utilize a turbine currently in storage with a book value of $24.3 million.  As part of the negotiations regarding regulatory treatment of the Afton facility, the parties also are discussing alternative equipment configurations under which the turbine in storage would not be used.  If such an alternative configuration were to be agreed upon, the Company would evaluate other alternatives, including selling the unit, which could result in a write-down depending on prevailing market conditions for this type of equipment.  The Company is unable to predict the outcome of the Afton CCN case.

PNMR and PNM analyzed the remaining turbine for impairment and concluded no impairment existed based on their plans for its use.  The carrying amount of this turbine at September 30, 2005 was $16.6 million.  PNMR and PNM expect to begin construction utilizing this turbine over the next several years.  If PNMR and PNM were unable to realize these plans, PNMR and PNM would be forced to recognize a loss with respect to the carrying value of the turbine depending on prevailing market conditions.  PNMR and PNM will continue to analyze the turbine for impairment in accordance with SFAS 144.

Impairments of goodwill and intangible assets of PNMR and its subsidiaries could adversely affect their business, financial position, liquidity and results of operations.

PNMR recorded $492.7 million of goodwill as a result of its acquisition of TNP.  As required by SFAS 142, PNMR evaluates goodwill for impairment annually and between annual tests whenever indicators of impairment exist pursuant to SFAS 142. Impairment of goodwill exists when the carrying amount of goodwill exceeds its implied fair value.  The implied value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined.

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

expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates.  For more information about these estimates and assumptions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

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

Under the New Mexico Public Utility Act, NMPRC approval is required for certain transactions that may result in PNMR's change in control or exercise of control.  Certain acquisitions of PNMR's outstanding voting securities would also require FERC approval under the FERC's authority resulting from the Energy Policy Act and the repeal of PUHCA.  See Note 9 - "Regulatory and Rate Matters - Energy Policy Act" in the Notes to Consolidated Financial Statements for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See "Quantitative and Qualitative Disclosure About Market Risk" in "Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PNMR, PNM and TNMP each maintain disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of each of the registrants' disclosure controls and procedures as of the end of the period covered by this report conducted by the registrants' management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that each of the registrants is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting for the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

TNP Acquisition

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

  Asbestos Cases

  SESCO Matter (for both PNM and TNMP)

  Legal Proceedings discussed under the captions "Western United States Wholesale Power Market" and "FERC Rule Making"

  Wholesale Power Marketing Antitrust Suit

  TNMP True-Up Proceeding

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition" for information related to the SW Acquisition litigation, incorporated in this item by reference.

ITEM 5.  OTHER EVENTS

Departure of Chief Financial Officer

 On August 8, 2005, Mr. John Loyack, Senior Vice President and Chief Financial Officer of PNMR, resigned from that position to pursue other interests.  Mr. Loyack did not resign as a result of any disagreement with the operations, policies or practices of PNMR.  He continued as Chief Financial Officer through August 9, 2005, and continued as a Senior Vice President of the Company until September 1, 2005.

Pending a national search for a permanent Chief Financial Officer, the Board appointed Mr. Terry Horn to be the acting Chief Financial Officer of PNMR effective August 10, 2005, acting Chief Financial Officer of PNM effective September 12, 2005 and acting Chief Financial Officer of TNP and TNMP effective September 13, 2005.  Mr. Horn was Vice President and Treasurer of PNM and PNMR since 1998 and 2001, respectively, and he became Corporate Secretary of PNMR in May 2005.  Mr. Horn's title pending appointment of a permanent Chief Financial Officer is Vice President, Corporate Secretary and Acting Chief Financial Officer.

ITEM 6.  EXHIBITS

4.10	PNMR	Purchase Contract Agreement, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as purchase contract agent

4.11	PNMR	Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee

4.12	PNMR	Supplemental Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee

10.3	TNMP	Joinder Agreement, dated as of September 30, 2005, between TNMP, as applicant borrower and Bank of America, as administrative agent

10.4	PNMR	Third Supplement to Unit Purchase Agreement dated August 12, 2005 between PNMR and Cascade Investment, LLC

10.5	PNMR	Fourth Supplement to Unit Purchase Agreement dated September 30, 2005 between PNMR and Cascade Investment, LLC

10.30**	PNMR	PNM Resources, Inc. 2005 Officer Incentive Plan Amended (August 2, 2005)

10.31**	PNMR	Summary of Executive Paid Time Off Policy Effective January 1, 2006

12.1	PNMR	Ratio of Earnings to Fixed Charges.

12.2	PNMR	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	PNMR/PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	PNMR/PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	PNMR/PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	PNMR/PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	PNMR	Remarketing Agreement, dated as of October 7, 2005, among Banc of America Securities LLC, as remarketing agent, PNMR and U.S. Bank National Association, as purchase contract agent

99.2	PNMR	Pledge Agreement, dated as of October 7, 2005, between PNMR and U.S. Bank National Association

99.3	PNMR	Registration Rights Agreement, dated as of October 7, 2005, between PNMR and Cascade Investment, LLC

  ** designates each management contract or compensatory plan or arrangement required to be identified.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. AND SUBSIDIARIES PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(Registrants)

Date: November 3, 2005	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)