Form 10-Q
period 2006-06-30
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2006-08-09
CIK 22767, 81023, 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

- OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission	Name of Registrants, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
001-32462	PNM Resources, Inc.	85-0468296
(A New Mexico Corporation)
Alvarado Square
Albuquerque, New Mexico 87158
(505) 241-2700

001-06986	Public Service Company of New Mexico	85-0019030
(A New Mexico Corporation)
Alvarado Square
Albuquerque, New Mexico 87158
(505) 241-2700

002-97230	Texas-New Mexico Power Company	75-0204070
(A Texas Corporation)
4100 International Plaza,
P.O. Box 2943
Fort Worth, Texas 76113
(817) 731-0099

Indicate by check mark whether PNM Resources, Inc. (“PNMR”) and Public Service Company of New Mexico (“PNM”) (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. YES ✓NO

Indicate by check mark whether Texas New Mexico Power Company (“TNMP”) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES      NO✓

(NOTE: As a voluntary filer, not subject to the filing requirements, TNMP filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

Indicate by check mark whether PNMR is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer

Indicate by check mark whether each of PNM and TNMP is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer	Accelerated filer	Non-accelerated filer ✓

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     NO  ✓
As of August 1, 2006, 69,592,245 shares of common stock, no par value per share, of PNMR were outstanding.
The total number of shares of Common Stock of PNM outstanding as of August 1, 2006 was 39,117,799 all held by PNMR (and none held by non-affiliates).
The total number of shares of Common Stock of TNMP outstanding as of August 1, 2006 was 9,615 all held indirectly by PNMR (and none held by non-affiliates).

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H) (1) (a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H) (2).

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

ii

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

INDEX
Page No.
GLOSSARY	1

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

PNM Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
Three and Six Months Ended June 30, 2006 and 2005	3
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005	4
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005	6
Condensed Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2006 and 2005	8
Public Service Company of New Mexico and Subsidiary
Condensed Consolidated Statements of Earnings
Three and Six Months Ended June 30, 2006 and 2005	9
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005	10
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005	12
Condensed Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2006 and 2005	14
Texas-New Mexico Power Company and Subsidiaries
Condensed Consolidated Statements of Earnings
Three and Six Months Ended June 30, 2006 and 2005	15
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005	17
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005	19
Condensed Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2006 and 2005	21
Notes to Condensed Consolidated Financial Statements	23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL	68
CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	106

ITEM 4. CONTROLS AND PROCEDURES	112

PART II. OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS	114

ITEM 1A. RISK FACTORS	114

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	114

ITEM 5. OTHER EVENTS	114

ITEM 6. EXHIBITS	115

Signature	116

iii

GLOSSARY

Afton	Afton Generating Station
ALJ	Administrative Law Judge
Altura	Altura Power L.P.
APB	Accounting Principles Board
APS	Arizona Public Service Company
Avistar	Avistar, Inc.
Board	Board of Directors
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Company	PNM Resources, Inc. and Subsidiaries
Constellation	Constellation Energy Commodities Group, Inc.
Decatherm	1,000,000 BTUs
Delta	Delta-Person Limited Partnership
EaR	Earnings at Risk
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPSP	First Choice Power Special Purpose, L.P.
Federal Funds Rate	Overnight Rate on Federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank
FERC	Federal Energy Regulatory Commission
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
GAAP	Generally Accepted Accounting Principles in the United States of America
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MMBTUs	Million British Thermal Units
Moody's	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NMPRC	New Mexico Public Regulation Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OASIS	Open Access Same Time Information System
OATT	Open Access Transmission Tariff
OMOI	Office of Market Oversight and Investigation
O&M	Operations and Maintenance
PEP	PNMR Omnibus Performance Equity Plan
PGAC	Purchased Gas Adjustment Clause
PNM	Public Service Company of New Mexico and Subsidiary
PNMR	PNM Resources, Inc. and Subsidiaries
PPA	Power Purchase Agreement
PUCT	Public Utility Commission of Texas

PVNGS	Palo Verde Nuclear Generating Station
Reeves	Reeves Generating Station
REP	Retail Electricity Provider
RMC	Risk Management Committee
RMRR	Routine Maintenance, Repair or Replacement
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission
Sempra	Sempra Generation, a subsidiary of Sempra Energy
SESCO	San Angelo Electric Service Company
SFAS	Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
S&P	Standard and Poors Ratings Services
SPS	Southwestern Public Service Company
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Throughput	Volumes of gas delivered, whether or not owned by the Company
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
VaR	Value at Risk
WSPP	Western Systems Power Pool

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Operating Revenues:
Electric	$477,603	$322,676	$925,819	$585,119
Gas	68,869	82,261	276,345	247,494
Other	197	317	306	554
Total operating revenues	546,669	405,254	1,202,470	833,167

Operating Expenses:
Cost of energy sold	306,500	238,191	732,472	485,669
Administrative and general	66,311	52,786	131,616	94,095
Energy production costs	43,714	39,805	81,301	75,838
Depreciation and amortization	37,953	35,637	72,283	64,464
Transmission and distribution costs	21,314	15,051	40,364	29,113
Taxes, other than income taxes	18,261	10,571	35,225	19,442
Income taxes	6,190	(3,367)	16,437	10,024
Total operating expenses	500,243	388,674	1,109,698	778,645
Operating income	46,426	16,580	92,772	54,522

Other Income and Deductions:
Interest income	8,916	11,622	19,067	20,922
Other income	1,922	2,634	5,089	6,344
Carrying charges on regulatory assets	2,004	525	3,977	525
Other deductions	(2,497)	(1,542)	(4,013)	(3,678)
Other income taxes	(3,834)	(4,677)	(8,935)	(8,561)
Net other income and deductions	6,511	8,562	15,185	15,552

Interest Charges	36,498	21,533	65,061	35,824

Preferred Stock Dividend Requirements of
Subsidiary	132	2,068	264	2,200

Net Earnings	$16,307	$1,541	$42,632	$32,050

Net Earnings per Common Share (see Note 5):
Basic	$0.24	$0.02	$0.62	$0.51

Diluted	$0.23	$0.02	$0.61	$0.50

Dividends Declared per Common Share	$0.22	$0.19	$0.44	$0.37

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$4,020,138	$3,315,642
Gas plant in service	728,494	711,823
Common plant in service and plant held for future use	144,764	135,849
	4,893,396	4,163,314
Less accumulated depreciation and amortization	1,428,793	1,374,599
	3,464,603	2,788,715
Construction work in progress	144,514	168,195
Nuclear fuel, net of accumulated amortization of $13,758 and $14,679	28,086	27,182

Net utility plant	3,637,203	2,984,092

Other Property and Investments:
Investment in lessor notes	271,000	286,678
Other investments	137,020	180,013
Non-utility property, net of accumulated depreciation of $2,372 and $22	7,898	4,214

Total other property and investments	415,918	470,905

Current Assets:
Cash and cash equivalents	73,890	68,199
Special deposits	5,159	534
Accounts receivable, net of allowance for uncollectible accounts of $4,856 and $3,653	127,726	128,834
Unbilled revenues	100,900	151,773
Other receivables	64,296	64,285
Inventories	60,547	52,037
Regulatory assets	830	28,058
Other current assets	108,087	102,577

Total current assets	541,435	596,297

Deferred Charges:
Regulatory assets	357,106	347,279
Prepaid pension cost	93,471	91,444
Goodwill	495,441	499,155
Other intangible assets, net of accumulated amortization of $1,397 and $742	102,857	78,512
Other deferred charges	94,112	57,025

Total deferred charges	1,142,987	1,073,415
	$5,737,543	$5,124,709

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
69,216,719 and 68,786,286 at June 30, 2006 and December 31, 2005, respectively)	$826,899	$813,425
Accumulated other comprehensive loss, net of tax	(99,168)	(91,589)
Retained earnings	592,115	564,623

Total common stockholders’ equity	1,319,846	1,286,459
Cumulative preferred stock of subsidiary without mandatory redemption
($100 stated value, 10,000,000 shares authorized: issued 115,293 at
June 30, 2006 and December 31, 2005)	11,529	11,529
Long-term debt	1,743,555	1,746,395

Total capitalization	3,074,930	3,044,383

Current Liabilities:
Short-term debt	842,500	332,200
Accounts payable	136,504	206,648
Accrued interest and taxes	63,720	27,815
Regulatory liabilities	1,600	7,085
Other current liabilities	259,554	149,748

Total current liabilities	1,303,878	723,496

Long-Term Liabilities:
Accumulated deferred income taxes	433,049	451,263
Accumulated deferred investment tax credits	31,989	33,806
Regulatory liabilities	395,000	402,253
Asset retirement obligations	58,175	55,646
Accrued pension liability and postretirement benefit cost	223,930	227,202
Other deferred credits	216,592	186,660

Total long-term liabilities	1,358,735	1,356,830

Commitments and Contingencies (see Note 9)	-	-
	$5,737,543	$5,124,709

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$42,632	$32,050
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	81,465	69,510
Allowance for equity funds used during construction	(73)	(1,196)
Accumulated deferred income tax	(7,920)	4,381
Net unrealized (gains)/losses on trading and marketing securities	1,864	(812)
Realized gains on investment securities	(1,839)	(2,229)
Carrying charges on deferred stranded costs	(3,978)	(525)
Interest on retail competition transition obligation	885	-
Carrying charges on other regulatory assets and liabilities	(1,829)	(1,317)
Amortization of fair value of acquired Twin Oaks sales contract	(16,878)	-
Amortization of emissions allowances	832	-
Amortization of fair value of acquired First Choice contracts	(2,780)	(370)
Stock based compensation expense	5,513	-
Excess tax benefits from stock-based payment arrangements	(908)	-
Other, net	1,203	318
Changes in certain assets and liabilities, net of amounts acquired:
Accounts receivable - customer	25,314	23,046
Accounts receivable - other	(4,888)	(5,918)
Unbilled revenues	46,947	36,661
Regulatory assets	21,120	(9,087)
Other assets	(4,445)	(1,561)
Accrued postretirement benefit costs	(5,299)	(1,091)
Accounts payable	(88,241)	(44,382)
Accrued interest and taxes	36,812	41,880
Other liabilities	(13,884)	(25,921)
Net cash flows from operating activities	111,625	113,437

Cash Flows From Investing Activities:
Utility plant additions	(123,288)	(74,790)
Nuclear fuel additions	(5,280)	(5,159)
Proceeds from sales of securities	45,322	41,910
Purchases of securities	(45,738)	(42,693)
Return of principal PVNGS lessor notes	11,297	10,681
Cash acquired from purchase of TNP, net of cash paid	-	34,531
Twin Oaks business acquisition	(481,015)	-
Other, net	2,309	4,061
Net cash flows used for investing activities	(596,393)	(31,459)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	30,300	(74,000)
Short-term bridge loan for Twin Oaks acquisition	480,000	-
Long-term debt borrowings	-	239,832
Long-term debt repayments	-	(110,532)
Issuance of common stock	9,281	101,231
Repurchase of common stock-based payments	(1,965)	(10,263)
Excess tax benefits from stock-based payment arrangements	908	-
Dividends paid	(29,029)	(25,299)
Other, net	964	2,820
Net cash flows from financing activities	490,459	123,789

Increase in Cash and Cash Equivalents	5,691	205,767
Beginning of Period	68,199	17,195
End of Period	$73,890	$222,962

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$67,495	$13,541

Income taxes paid (refunded), net	$(11,586)	$(16,176)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)

Net Earnings	$16,307	$1,541	$42,632	$32,050
Other Comprehensive Income (Loss):

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during
the period, net of tax (expense) benefit
of $154, $(437), $(6,953) and $(402)	(236)	667	10,610	612
Reclassification adjustment for gains included in
net income, net of tax expense
of $606, $134, $427 and $662	(924)	(204)	(652)	(1,010)

Fair value adjustment for certain
derivative transactions:
Change in fair market value of designated
cash flow hedges, net of tax (expense) benefit
of $2,557, $(1,996), $8,177 and $(3,975)	(5,130)	3,098	(13,612)	6,118
Reclassification adjustment for (gains) losses
included in net income, net of tax expense
(benefit) of $(2,059), $23, $2,619 and $849	3,723	(35)	(3,925)	(1,295)

Total Other Comprehensive Income (Loss)	(2,567)	3,526	(7,579)	4,425

Total Comprehensive Income	$13,740	$5,067	$35,053	$36,475

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
Operating Revenues:
Electric	$259,298	$270,005	$570,765	$532,448
Gas	68,869	82,261	276,345	247,494
Total operating revenues	328,167	352,266	847,110	779,942

Operating Expenses:
Cost of energy sold	185,410	206,798	524,672	454,210
Administrative and general	40,520	42,496	81,648	82,975
Energy production costs	42,080	39,806	79,667	75,839
Depreciation and amortization	24,289	32,417	49,144	60,362
Transmission and distribution costs	15,916	13,898	30,223	27,961
Taxes, other than income taxes	8,414	7,459	17,727	15,751
Income taxes	(1,254)	(1,677)	13,708	12,966
Total operating expenses	315,375	341,197	796,789	730,064
Operating income	12,792	11,069	50,321	49,878

Other Income and Deductions:
Interest income	8,670	9,097	18,023	18,303
Other income	1,705	2,185	3,533	5,461
Other deductions	(1,504)	(864)	(2,355)	(2,028)
Other income taxes	(3,444)	(4,220)	(7,455)	(8,061)
Net other income and deductions	5,427	6,198	11,746	13,675

Interest Charges	14,899	13,137	28,319	26,937

Net Earnings	3,320	4,130	33,748	36,616

Preferred Stock Dividend Requirements	132	132	264	264

Net Earnings Available for Common Stock	$3,188	$3,998	$33,484	$36,352

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$2,673,780	$2,576,182
Gas plant in service	728,494	711,823
Common plant in service and plant held for future use	72,806	74,857
	3,475,080	3,362,862
Less accumulated depreciation and amortization	1,241,740	1,205,386
	2,233,340	2,157,476
Construction work in progress	115,161	137,663
Nuclear fuel, net of accumulated amortization of $13,758 and $14,679	28,086	27,182

Net utility plant	2,376,587	2,322,321

Other Property and Investments:
Investment in lessor notes	271,000	286,678
Other investments	127,097	170,422
Non-utility property	966	966

Total other property and investments	399,063	458,066

Current Assets:
Cash and cash equivalents	2,720	12,690
Special deposits	376	263
Accounts receivable, net of allowance for uncollectible accounts of $1,440 and $1,435	68,805	108,569
Unbilled revenues	55,907	121,453
Other receivables	60,630	53,546
Affiliate accounts receivable	8,613	-
Inventories	49,017	50,411
Regulatory assets	830	28,058
Other current assets	69,184	75,885

Total current assets	316,082	450,875

Deferred Charges:
Regulatory assets	226,130	223,325
Prepaid pension cost	93,471	91,444
Other deferred charges	44,984	41,720

Total deferred charges	364,585	356,489
	$3,456,317	$3,587,751

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder’s equity:
Common stock outstanding (no par value, 40,000,000 shares authorized:
issued 39,117,799 at June 30, 2006 and December 31, 2005)	$765,500	$765,500
Accumulated other comprehensive loss, net of tax	(94,950)	(90,515)
Retained earnings	366,025	332,542

Total common stockholder’s equity	1,036,575	1,007,527
Cumulative preferred stock without mandatory redemption ($100 stated value,
10,000,000 shares authorized: issued 115,293 at June 30, 2006 and
December 31, 2005)	11,529	11,529
Long-term debt	986,377	987,068

Total capitalization	2,034,481	2,006,124

Current Liabilities:
Short-term debt	100,200	128,200
Accounts payable	70,385	170,517
Affiliate accounts payable	61,274	50,070
Accrued interest and taxes	49,898	15,951
Regulatory liabilities	1,600	7,085
Other current liabilities	84,537	91,668

Total current liabilities	367,894	463,491

Long-Term Liabilities:
Accumulated deferred income taxes	278,693	300,752
Accumulated deferred investment tax credits	30,842	32,266
Regulatory liabilities	338,258	346,007
Asset retirement obligations	57,438	54,940
Accrued pension liability and postretirement benefit cost	214,834	217,092
Other deferred credits	133,877	167,079

Total long-term liabilities	1,053,942	1,118,136
Commitments and Contingencies (see Note 9)	-	-
	$3,456,317	$3,587,751

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$33,748	$36,616
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	57,771	66,868
Allowance for equity funds used during construction	1	(1,163)
Accumulated deferred income tax	(15,001)	3,720
Net unrealized (gains)/losses on trading securities	1,965	(812)
Realized gains on investment securities	(1,842)	(2,229)
Carrying charges on other regulatory assets and liabilities	(1,829)	(1,317)
Changes in certain assets and liabilities:
Accounts receivable - customer	39,764	28,184
Accounts receivable - other	(7,084)	(3,296)
Unbilled revenues	65,547	40,143
Regulatory assets	22,846	(10,069)
Other assets	(7,384)	3,738
Accrued postretirement benefit costs	(4,285)	(3,983)
Accounts payable	(100,132)	(68,594)
Accrued interest and taxes	33,570	11,745
Other liabilities	(16,914)	(16,376)
Net cash flows from operating activities	100,741	83,175

Cash Flows From Investing Activities:
Utility plant additions	(94,728)	(54,728)
Nuclear fuel additions	(5,280)	(5,159)
Proceeds from sales of securities	45,322	41,910
Purchases of securities	(45,738)	(42,693)
Return of principal PVNGS lessor notes	11,297	10,681
Other, net	6,601	472
Net cash flows used for investing activities	(82,526)	(49,517)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(28,000)	(41,600)
Long-term debt repayments	(298)	-
Dividends paid	(264)	(264)
Change in affiliate borrowings	-	(300)
Other, net	377	(228)
Net cash flows used for financing activities	(28,185)	(42,392)

Decrease in Cash and Cash Equivalents	(9,970)	(8,734)
Beginning of Period	12,690	16,448
End of Period	$2,720	$7,714

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$30,193	$25,680

Income taxes paid, net	$457	$3

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Earnings Available for Common Stock	$3,188	$3,998	$33,484	$36,352
Other Comprehensive Income (Loss):

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during
the period, net of tax (expense) benefit
of $154, $(437), $(6,953) and $(402)	(236)	667	10,610	612
Reclassification adjustment for gains included in
net income, net of tax expense
of $606, $134, $427 and $662	(924)	(204)	(652)	(1,010)

Fair value adjustment for certain
derivative transactions:
Change in fair market value of designated
cash flow hedges, net of tax (expense) benefit
of $606, $(1,469), $6,563 and $(3,448)	(926)	2,242	(10,015)	5,262
Reclassification adjustment for gains included
in net income, net of tax expense
of $3, $23 and $2,869 and $849	(4)	(35)	(4,378)	(1,295)

Total Other Comprehensive Income (Loss)	(2,090)	2,670	(4,435)	3,569

Total Comprehensive Income	$1,098	$6,668	$29,049	$39,921

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Post-Acquisition	Post-Acquisition	Pre-Acquisition
	Three months ended	For the period	For the period
	June 30,	June 6-June 30,	April 1-June 6,
	2006	2005	2005
		(In thousands)

Operating Revenues:
Electric	$61,456	$19,235	$46,938
Total operating revenues	61,456	19,235	46,938

Operating Expenses:
Cost of energy sold	22,651	6,702	16,793
Administrative and general	9,688	2,183	4,551
Depreciation and amortization	7,832	2,085	5,436
Transmission and distribution costs	5,399	1,150	3,944
Taxes, other than income taxes	5,872	1,885	3,195
Income taxes	1,238	1,125	2,808
Total operating expenses	52,680	15,130	36,727
Operating income	8,776	4,105	10,211

Other Income and Deductions:
Interest income	81	87	360
Other income	125	111	252
Carrying charges on regulatory assets	2,004	525	1,394
Other deductions	(32)	(11)	(30)
Other income taxes	(847)	(314)	(715)
Net other income and deductions	1,331	398	1,261

Interest Charges	7,271	1,956	5,088

Net Earnings	$2,836	$2,547	$6,384

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Post-Acquisition	Post-Acquisition	Pre-Acquisition
	Six months ended	For the period	For the period
	June 30,	June 6-June 30,	January 1-June 6,
	2006	2005	2005
		(In thousands)

Operating Revenues:
Electric	$124,141	$19,235	$112,820
Total operating revenues	124,141	19,235	112,820

Operating Expenses:
Cost of energy sold	49,823	6,702	43,885
Administrative and general	20,919	2,183	11,048
Depreciation and amortization	15,563	2,085	12,954
Transmission and distribution costs	10,112	1,150	9,111
Taxes, other than income taxes	11,479	1,885	9,228
Income taxes	558	1,125	5,055
Total operating expenses	108,454	15,130	91,281
Operating income	15,687	4,105	21,539

Other Income and Deductions:
Interest income	336	87	650
Other income	311	111	523
Carrying charges on regulatory assets	3,977	525	(1,407)
Other deductions	(62)	(11)	(79)
Other income taxes	(1,759)	(314)	154
Net other income and deductions	2,803	398	(159)

Interest Charges	14,498	1,956	12,120

Net Earnings	$3,992	$2,547	$9,260

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
ASSETS
Utility Plant:
Electric plant in service	$893,196	$877,893
Construction work in progress	6,683	7,138
Common plant in service and plant held for future use	589	589
	900,468	885,620
Less accumulated depreciation and amortization	308,383	296,611

Net utility plant	592,085	589,009

Other Property and Investments:
Other investments	548	548
Non-utility property, net of accumulated depreciation of $3 and $3	2,120	2,120

Total other property and investments	2,668	2,668

Current Assets:
Cash and cash equivalents	18,732	16,228
Accounts receivable, net of allowance for uncollectible accounts of $79 and $100	11,058	13,191
Federal income tax refund	33,671	36,392
Unbilled revenues	5,962	6,679
Affiliate accounts receivable	10,809	-
Other receivables	720	6,087
Inventories	1,495	1,478
Other current assets	794	1,211

Total current assets	83,241	81,266

Deferred Charges:
Stranded costs	87,316	87,316
Carrying charges on stranded costs	37,895	33,918
Other regulatory assets	5,765	2,720
Goodwill	363,763	367,245
Other deferred charges	3,339	4,948

Total deferred charges	498,078	496,147
	$1,176,072	$1,169,090

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder’s equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued 9,615 at June 30, 2006 and December 31, 2005)	$96	$96
Paid-in-capital	492,812	494,287
Accumulated other comprehensive loss, net of tax	(29)	(29)
Retained earnings	9,442	5,450

Total common stockholder’s equity	502,321	499,804
Long-term debt	416,012	415,864

Total capitalization	918,333	915,668

Current Liabilities:
Accounts payable	11,833	11,913
Affiliate accounts payable	17,545	-
Accrued interest and taxes	13,459	24,250
Accrued payroll and benefits	671	3,268
Other current liabilities	6,824	5,516

Total current liabilities	50,332	44,947

Long-Term Liabilities:
Accumulated deferred income taxes	139,669	139,405
Accumulated deferred investment tax credits	1,147	1,540
Regulatory liabilities	56,742	56,246
Accrued pension liability	2,202	3,585
Accrued postretirement benefit cost	6,894	6,525
Other deferred credits	753	1,174

Total long-term liabilities	207,407	208,475
Commitments and Contingencies (see Note 9)	-	-
	$1,176,072	$1,169,090

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Post-Acquisition	Post-Acquisition	Pre-Acquisition
	Six months ended	For the period	For the period
	June 30,	June 6-June 30,	January 1-June 6,
	2006	2005	2005
		(In thousands)
Cash Flows From Operating Activities:
Net earnings	$3,992	$2,547	$9,260
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	15,712	2,261	14,042
Allowance for equity funds used during construction	(74)	(8)	(60)
Accumulated deferred income tax	1,877	75	(1,267)
Carrying charges on deferred stranded costs	(3,978)	(525)	1,407
Interest on retail competition transition obligation	885	-	-
Other, net	(21)	(1)	(120)
Changes in certain assets and liabilities:
Accounts receivable	2,154	823	149
Unbilled revenues	717	(139)	(106)
Other assets	7,053	(1,468)	(3,800)
Accrued postretirement benefit costs	(1,014)	(2,583)	495
Accounts payable	(79)	652	(5,379)
Accrued interest and taxes	(10,872)	1,586	(4,134)
Change in affiliate accounts	6,736	1,249	47
Other liabilities	(2,583)	2,180	4,819
Net cash flows from operating activities	20,505	6,649	15,353

Cash Flows From Investing Activities:
Utility plant additions	(18,152)	(1,685)	(17,822)
Other, net	69	840	(242)
Acquisition costs	-	(3,473)	-
Net cash flows used for investing activities	(18,083)	(4,318)	(18,064)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Post-Acquisition	Post-Acquisition	Pre-Acquisition
	Six months ended	For the period	For the period
	June 30,	June 6-June 30,	January 1-June 6,
	2006	2005	2005
		(In thousands)
Cash Flows From Financing Activities:
Other, net	82	-	127
Net cash flows from financing activities	82	-	127

Increase/(Decrease) in Cash and Cash Equivalents	2,504	2,331	(2,584)
Beginning of Period	16,228	63,175	65,759
End of Period	$18,732	$65,506	$63,175

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$18,439	$1	$12,868

Income taxes paid, net	$-	$-	$2,456

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Post-Acquisition	Post-Acquisition	Pre-Acquisition
	Three months ended	For the period	For the period
	June 30,	June 6-June 30,	April 1-June 6,
	2006	2005	2005
		(In thousands)

Net Earnings	$2,836	$2,547	$6,384
Other Comprehensive Income:

Interest rate hedge net of reclassification adjustment, net of
income tax benefit (expense) of $0 , $0 and $1,004	$-	$-	$1,632

Total Other Comprehensive Income	$-	$-	$1,632

Total Comprehensive Income	$2,836	$2,547	$8,016

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Post-Acquisition	Post-Acquisition	Pre-Acquisition
	Six months ended	For the period	For the period
	June 30,	June 6-June 30,	January 1-June 6,
	2006	2005	2005
		(In thousands)

Net Earnings	$3,992	$2,547	$9,260
Other Comprehensive Income:

Interest rate hedge net of reclassification adjustment, net of
income tax benefit (expense) of $0 , $0 and $1,084	$-	$-	$1,761

Total Other Comprehensive Income	$-	$-	$1,761

Total Comprehensive Income	$3,992	$2,547	$11,021

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)      Significant Accounting Policies and Responsibility for Financial Statements

In the opinion of the management of PNMR, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments which are necessary to present fairly the Company’s financial position at June 30, 2006 and December 31, 2005, the consolidated results of its operations and comprehensive income for the three and six months ended June 30, 2006 and 2005 and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005. These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the Company’s annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. PNMR’s four primary subsidiaries are PNM, TNMP, First Choice and Altura. Readers of these financial statements should refer to PNMR’s, PNM’s and TNMP’s audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005 that are included in their respective Annual Reports on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005. The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

TNP Acquisition

As discussed in Note 2, on June 6, 2005, PNMR completed the acquisition of TNP effective at 8:00 AM Central Daylight Time. The acquisition was accounted for using the purchase method of accounting. The purchase accounting entries are reflected on PNMR’s financial statements as of the purchase date. PNMR “pushed down” the effects of purchase accounting to the financial statements of TNP’s principal subsidiaries, TNMP and First Choice. Accordingly, TNMP’s post-acquisition financial statements reflect a new basis of accounting, and separate financial statements and note amounts in tabular format are presented for pre-acquisition and post-acquisition periods, separated by a heavy black line.

Presentation

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM and TNMP. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding only PNMR, PNM or TNMP will be clearly indicated as such.

Change in Presentation

Certain amounts in the 2005 Condensed Consolidated Financial Statements and Notes thereto for PNMR, PNM and TNMP have been reclassified to conform to the 2006 financial statement presentation. Specifically, certain amounts in the 2005 Condensed Consolidated Financial Statements and Notes thereto of TNMP have been reclassified to conform to PNMR’s presentation for comparability.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and subsidiaries in which it owns a majority voting interest. Corporate administrative and general expenses, which represent costs that are driven primarily by corporate level activities, are allocated to the business segments. Other significant intercompany transactions between PNMR, PNM and TNMP in 2006 or 2005 include energy purchases and sales, dividends paid on common stock, the redemption of common stock of TNMP, and consolidation of the PVNGS capital trust. All significant intercompany transactions and balances have been eliminated. See Note 12.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual recorded amounts could differ from those estimated.

Goodwill and Other Intangible Assets

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June 6, 2005 acquisition of TNP was recorded as goodwill. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not amortize goodwill. Certain intangible assets are amortized over their estimated useful lives. Goodwill and non-amortizing intangible assets are evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Goodwill for TNMP and First Choice and the First Choice trade name, which is a non-amortized intangible asset, were evaluated for impairment as of April 1, 2006. As a result of the evaluation, no impairment was recognized. Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) when events and circumstances indicate that the assets might be impaired. As of June 30, 2006, goodwill on PNMR’s and TNMP's Condensed Consolidated Balance Sheet decreased $3.7 million and $3.5 million, respectively, for amounts recorded as a result of corrections to deferred taxes related to pre-acquisition periods.

Decommissioning Costs

           Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations and cash flows. PNM owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas. In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations” (“SFAS 143”), PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Adoption of the statement changed the method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. Nuclear decommissioning costs and related accruals are based on site-specific estimates of the costs for removing all radioactive materials and other structures at the site. PNM’s accruals for Units 1, 2 and 3 have been made based on such estimates, the guidelines of the NRC and the probability of a license extension. PVNGS Unit 3 is excluded from PNM’s retail rates while PVNGS Units 1 and 2 are included. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts. PNM believes that it will continue to be able to collect in rates for its legal asset retirement obligations for nuclear generation activities included in the ratemaking process.

Stock-Based Compensation

See Note 6 for a comprehensive discussion of the accounting for stock-based compensation expense, including a discussion of the assumptions used to estimate the fair market value of awards.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Carrying Charges on Stranded Costs

TNMP’s estimate of allowable carrying charges on stranded costs that it may recover from its transmission and distribution customers is based on a United States Supreme Court ruling and the PUCT’s application of that ruling. As of June 30, 2006 and December 31, 2005, the regulatory asset recorded on the Condensed Consolidated Balance Sheets for carrying costs was $37.9 million and $33.9 million, respectively (see Note 10). As of June 30, 2006, the equity-related portion of carrying costs totaled $29.5 million. TNMP expects to collect the equity-related portion of carrying costs from customers but is prohibited under GAAP from recognizing those amounts in its consolidated financial statements until the actual receipt of the equity-related portion of carrying costs from customers.

(2)       Acquisitions

Twin Oaks

On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased the Twin Oaks business, which included a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas for $480.0 million in cash plus the assumption of contracts and liabilities. The results of Twin Oaks operations have been included in the Consolidated Financial Statements of PNMR from that date. PNMR acquired Twin Oaks to expand the Company’s merchant generation fleet in order to serve a growing wholesale market in the Southwest. PNMR secured bridge financing for Altura to close the transaction (see Note 7). In addition, PNMR incurred transaction and other costs of $1.0 million.

The following table presents the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At April 18, 2006
(In thousands)
Net utility plant	$595,336
Other current assets	10,341
Other intangible assets	25,000
Other deferred charges	99,598
Total assets acquired	730,275

Other current liabilities	96,088
Other deferred credits	153,173
Total liabilities assumed	249,261

Net assets acquired	$481,014

Altura obtained, or is in the process of obtaining, independent valuations of acquired property and intangible assets; thus, the allocation of the purchase price is subject to adjustment and will be finalized within one year of the acquisition.

The Purchase Agreement also includes the development rights for a possible 600-megawatt expansion of the plant, which PNMR has classified as an intangible asset. The necessary permits for the plant expansion are being obtained, which are expected in 2007. An additional $2.5 million payment will be made to the seller upon the issuance of an air permit for the expansion and an additional $2.5 million will be paid upon Altura beginning construction of the expansion. PNMR has not made a decision regarding the Twin Oaks expansion, but it is considering a variety of options, including self development or sale to a third party.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of the acquisition of Twin Oaks, PNMR determined the fair value of two contractual obligations to sell power. The first contract obligates PNMR to sell power through September 2007 at which time the second contract begins and extends for three years. In comparing the pricing terms of the contractual obligations against the forward price of electricity in the relevant market, PNMR concluded that the contracts were below market. In accordance with SFAS No. 141, as amended, “Business Combinations” (“SFAS 141”), the contracts were recorded at fair value and will be amortized as an increase in operating revenue over the contract lives. The amortization matches the difference between the forward price curve and the contractual obligations for each month in accordance with the contract as of the acquisition date. For the first contract, $95.2 million was recorded in other current liabilities and $52.7 million was recorded in other deferred credits. For the second contract, $29.7 million was recorded in other deferred credits.

The following unaudited pro forma financial information presents a summary of PNMR’s consolidated results of operations for the three and six months ended June 30, 2006 and 2005 assuming the acquisition of Twin Oaks had been completed as of January 1, 2006 and 2005, respectively, including adjustments, which are based upon preliminary estimates, to reflect the allocation of the purchase price to the acquired net assets. The pro forma financial information does not include synergy savings that may result from the business combination and is not necessarily indicative of the results of operations if the acquisition had been effective as of these dates. In addition, the pro forma financial information does not include results of operations from TNP prior to its acquisition on June 6, 2005.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Operating revenues	$559,375	$452,788	$1,262,178	$928,771
Operating expenses	$506,659	$418,032	$1,146,775	$836,894
Earnings before extraordinary item	$21,631	$12,927	$57,512	$55,826
Net earnings	$21,631	$12,927	$57,512	$55,826
Net earnings per common share:
Basic	$0.31	$0.20	$0.84	$0.89
Diluted	$0.31	$0.19	$0.83	$0.87

TNP

On June 6, 2005, PNMR acquired all of the outstanding common shares of TNP, including its principal subsidiaries, TNMP and First Choice. The aggregate purchase price was $1,221 million, including a net payment to the previous owner of $162.0 million consisting of $74.6 million of cash and common stock valued at $87.4 million. The results of TNP’s operations have been included in the Condensed Consolidated Financial Statements of PNMR from that date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)       Segment Information

The following segment presentation is based on the methodology that the Company’s management uses for making operating decisions and assessing performance of its various business activities. The following presentation reports operating results without regard to the effect of accounting or regulatory changes and similar other items not related to normal operations. A reconciliation from the segment presentation to the GAAP financial statements is provided.

REGULATED OPERATIONS

PNM Electric

PNM Electric consists of the operations of PNM, a regulated utility. PNM Electric provides integrated electricity services that include the generation, transmission and distribution of electricity for retail electric customers in New Mexico and the sale of transmission to third parties as well as to the Wholesale and TNMP Electric segments.

TNMP Electric

TNMP Electric consists of the operations of TNMP, a regulated utility. In Texas, TNMP Electric provides regulated transmission and distribution services to its customers which include First Choice. In New Mexico, TNMP Electric provides integrated electricity services that include the transmission, distribution, purchase and sale of electricity to its New Mexico customers as well as transmission to third parties and to PNM. TNMP Electric's Texas and New Mexico operations are subject to traditional cost-of-service regulation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Gas

PNM Gas distributes natural gas to most of the major communities in New Mexico. The customer base of PNM Gas includes both sales-service customers and transportation-service customers. PNM Gas purchases natural gas in the open market and resells it at cost to its sales-service customers. As a result, increases or decreases in gas revenues resulting from gas price fluctuations do not impact PNMR’s or PNM’s consolidated gross margin or earnings.

UNREGULATED OPERATIONS

Wholesale

For PNMR and PNM, Wholesale consists of the generation and sale of electricity into the wholesale market. Wholesale sells the unused capacity of PNM's jurisdictional assets as well as the capacity of PNM’s wholesale plants excluded from retail rates. Although the FERC has jurisdiction over the rates of Wholesale, the Company includes Wholesale in the unregulated portion of its business because Wholesale is not subject to traditional rate of return regulation.

The Wholesale segment included in PNMR’s results of operations also includes the results of Altura from the date of acquisition of Twin Oaks on April 18, 2006 (see Note 2). Altura is not included in the results of operations for PNM.

Adjustments related to EITF Issue 03-11, “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes” (“EITF 03-11”), are included in Corporate and Other. This requires a net presentation of trading gains and losses and realized gains and losses for certain non-trading derivatives. Management evaluates Wholesale operations on a gross presentation basis due to its primarily net asset-backed marketing strategy and the importance it places on the Company’s ability to repurchase and remarket previously sold capacity.

First Choice

First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small and large commercial, industrial and institutional customers. Although First Choice is regulated in certain respects by the PUCT under ERCOT, the Company includes First Choice in the unregulated portion of its business because First Choice is not subject to traditional rate of return regulation.

CORPORATE AND OTHER

PNMR provides energy and technology related services through its wholly owned subsidiary, Avistar, and those results are included in the Corporate and Other segment. PNMR Services Company is also included in the Corporate and Other segment.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR Segment Information

Summarized financial information for PNMR by business segment for the three months ended June 30, 2006 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP	PNM		First	Corporate
	Electric	Electric	Gas	Wholesale	Choice	& Other		Consolidated
2006:
Operating revenues	$144,080	$43,437	$68,869	$141,820	$154,908	$(6,445)	(a)	$546,669
Intersegment revenues	2,256	18,019	92	12,674	-	(33,041)		-
Total revenues	146,336	61,456	68,961	154,494	154,908	(39,486)		546,669
Less: Cost of energy	43,308	22,652	42,168	119,869	118,073	(39,570)	(a)	306,500
Intersegment energy
Transfer	8,524	-	-	(8,524)	-	-		-
Gross margin	94,504	38,804	26,793	43,149	36,835	84		240,169
Operating expenses	66,564	20,957	25,881	18,380	15,367	2,451	(b)	149,600
Depreciation and
amortization	14,316	7,831	5,994	7,155	510	2,147		37,953
Income taxes	1,852	1,239	(3,236)	3,219	7,363	(4,247)	(b)	6,190
Operating income	11,772	8,777	(1,846)	14,395	13,595	(267)		46,426

Interest income	6,626	81	468	1,323	116	302		8,916
Other income/(deductions)	216	2,097	(11)	330	(225)	(1,110)		1,297
Other income taxes	(2,709)	(847)	(181)	(654)	42	515		(3,834)
Interest charges	(8,946)	(7,271)	(3,091)	(9,512)	(248)	(7,430)		(36,498)
Segment net income (loss)	$6,959	$2,837	$(4,661)	$5,882	$13,280	$(7,990)		$16,307

Gross property additions	$46,114	$10,936	$9,633	$5,797	$-	$4,267		$76,747

At June 30, 2006:
Total assets	$1,935,934	$1,131,593	$616,678	$1,082,632	$374,640	$596,066		$5,737,543
Goodwill	$-	$363,763	$-	$-	$131,678	$-		$495,441

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $6.6 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes TNP and Twin Oaks acquisition integration costs of $1.8 million and an income tax benefit of $0.7 million in income taxes.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the three months ended June 30, 2005 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP	PNM		First	Corporate
	Electric	Electric*	Gas	Wholesale	Choice*	& Other		Consolidated
2005:
Operating revenues	$137,314	$12,684	$82,261	$139,273	$43,031	$(9,309)	(a)	$405,254
Intersegment revenues	1,467	6,551	123	3,009	-	(11,150)		-
Total revenues	138,781	19,235	82,384	142,282	43,031	(20,459)		405,254
Less: Cost of energy	44,998	6,702	53,292	119,653	34,083	(20,537)	(a)	238,191
Intersegment energy
transfer	(3,412)	-	-	3,412	-	-		-
Gross margin	97,195	12,533	29,092	19,217	8,948	78		167,063
Operating expenses	65,786	5,086	24,234	11,080	3,197	8,830	(b)	118,213
Depreciation and
amortization	17,495	2,085	5,596	4,041	105	6,315	(c)	35,637
Income taxes	2,155	1,175	(1,442)	44	2,020	(7,319)	(b,c,e)	(3,367)
Operating income	11,759	4,187	704	4,052	3,626	(7,748)		16,580

Interest income	6,473	87	487	1,303	161	3,111		11,622
Other income/(deductions)	1,020	625	408	405	(15)	(2,894)	(d)	(451)
Other income taxes	(2,967)	(314)	(354)	(677)	(51)	(314)	(d)	(4,677)
Interest charges	(8,471)	(1,956)	(2,905)	(3,987)	(28)	(4,186)	(e)	(21,533)
Segment net income (loss)	$7,814	$2,629	$(1,660)	$1,096	$3,693	$(12,031)		$1,541

Gross property additions	$26,091	$1,685	$9,774	$2,855	$46	$9,805		$50,256

At December 31, 2005:
Total assets	$1,937,811	$1,169,090	$721,021	$421,377	$318,820	$556,590		$5,124,709
Goodwill	$-	$367,245	$-	$-	$131,910	$-		$499,155

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $9.6 million are reclassified to a net margin basis in accordance with GAAP.
(b)
Includes acquisition related costs of $4.6 million and regulatory costs of $2.3 million in operating expenses and an income tax benefit of $2.7 million in income taxes associated with the NMPRC’s approval of the TNP acquisition.

(c)	Includes a write-off of software costs of $4.5 million in depreciation and amortization expense and an income tax benefit of $1.8 million in the income taxes.
(d)	Includes income from proceeds earned on the TNP debt refinancing of $1.3 million and an income tax expense of $0.5 million in the income taxes.
(e)	Includes TNP debt refinancing costs of $4.9 million in interest charges and an income tax benefit of $1.8 million in income taxes.
*	Includes results from June 6 through June 30, 2005

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the six months ended June 30, 2006 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP	PNM		First	Corporate
	Electric	Electric	Gas	Wholesale	Choice	& Other		Consolidated
2006:
Operating revenues	$280,676	$90,406	$276,345	$306,131	$259,990	$(11,078)	(a)	$1,202,470
Intersegment revenues	4,438	33,735	141	27,851	-	(66,165)		-
Total revenues	285,114	124,141	276,486	333,982	259,990	(77,243)		1,202,470
Less: Cost of energy	88,782	49,823	199,859	262,746	208,408	(77,146)	(a)	732,472
Intersegment energy
transfer	3,346	-	-	(3,346)	-	-		-
Gross margin	192,986	74,318	76,627	74,582	51,582	(97)		469,998
Operating expenses	133,718	42,489	50,971	30,165	28,545	2,618	(b)	288,506
Depreciation and
amortization	29,288	15,563	11,914	10,316	1,008	4,194		72,283
Income taxes	4,924	566	3,030	8,233	7,663	(7,979)	(b)	16,437
Operating income (loss)	25,056	15,700	10,712	25,868	14,366	1,070		92,772

Interest income	13,137	336	1,733	2,602	508	751		19,067
Other income/(deductions)	414	4,226	90	1,036	(235)	(742)		4,789
Other income taxes	(5,365)	(1,759)	(722)	(1,440)	(97)	448		(8,935)
Interest charges	(17,543)	(14,498)	(6,088)	(13,333)	(472)	(13,127)		(65,061)
Segment net income	$15,699	$4,005	$5,725	$14,733	$14,070	$(11,600)		$42,632

Gross property additions	$76,430	$18,152	$13,998	$9,548	$297	$10,143		$128,568

At June 30, 2006:
Total assets	$1,935,934	$1,131,593	$616,678	$1,082,632	$374,640	$596,066		$5,737,543
Goodwill	$-	$363,763	$-	$-	$131,678	$-		$495,441

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $11.4 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes TNP and Twin Oaks acquisition integration costs of $2.8 million and an income tax benefit of $1.1 million in income taxes.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNMR by business segment for the six months ended June 30, 2005 is as follows (in thousands):

	Regulated			Unregulated
Segments of Business	PNM	TNMP	PNM		First	Corporate
	Electric	Electric*	Gas	Wholesale	Choice*	& Other		Consolidated
2005:
Operating revenues	$269,805	$12,684	$247,494	$271,277	$43,031	$(11,124)	(a)	$833,167
Intersegment revenues	3,158	6,551	176	3,009	-	(12,894)		-
Total revenues	272,963	19,235	247,670	274,286	43,031	(24,018)		833,167
Less: Cost of energy	92,401	6,702	167,727	208,965	34,083	(24,209)	(a)	485,669
Intersegment energy
transfer	(17,535)	-	-	17,535	-	-		-
Gross margin	198,097	12,533	79,943	47,786	8,948	191		347,498
Operating expenses	129,123	5,086	48,325	21,968	3,197	10,789	(b)	218,488
Depreciation and
amortization	35,053	2,085	11,172	8,028	105	8,021	(c)	64,464
Income taxes	6,654	1,175	5,787	3,875	2,020	(9,487)	(b,c,e)	10,024
Operating income (loss)	27,267	4,187	14,659	13,915	3,626	(9,132)		54,522

Interest income	13,689	87	1,243	2,647	161	3,095		20,922
Other income/(deductions)	1,577	625	485	1,338	(15)	(3,019)	(d)	991
Other income taxes	(6,044)	(314)	(684)	(1,578)	(51)	110	(d)	(8,561)
Interest charges	(17,114)	(1,956)	(5,829)	(8,003)	(28)	(2,894)	(e)	(35,824)
Segment net income	$19,375	$2,629	$9,874	$8,319	$3,693	$(11,840)		$32,050

Gross property additions	$40,715	$1,685	$18,721	$4,169	$46	$14,613		$79,949

At December 31, 2005:
Total assets	$1,937,811	$1,169,090	$721,021	$421,377	$318,820	$556,590		$5,124,709
Goodwill	$-	$367,245	$-	$-	$131,910	$-		$499,155

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $11.7 million are reclassified to a net margin basis in accordance with GAAP.
(b)
Includes acquisition related costs of $4.6 million and regulatory costs of $2.3 million in operating expenses and an income tax benefit of $2.7 million in income taxes associated with the NMPRC’s approval of the TNP acquisition.

(c)	Includes a write-off of software costs of $4.5 million in depreciation and amortization expense and an income tax benefit of $1.8 million in the income taxes.
(d)	Includes income from proceeds earned on the TNP debt refinancing of $1.3 million and an income tax expense of $0.5 million in the income taxes.
(e)	Includes TNP debt refinancing costs of $4.9 million in interest charges and an income tax benefit of $1.8 million in income taxes.
*	Includes results from June 6 through June 30, 2005

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Segment Information

Summarized financial information for PNM by business segment for the three months ended June 30, 2006 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2006:
Operating revenues	$144,080	$68,869	$109,063	$(6,642)	(a)	$315,370
Intersegment revenues	2,256	92	12,674	(2,225)		12,797
Total revenues	146,336	68,961	121,737	(8,867)		328,167
Less: Cost of energy	43,308	42,168	108,756	(8,822)	(a)	185,410
Intersegment energy transfer	8,524	-	(8,524)	-		-
Gross margin	94,504	26,793	21,505	(45)		142,757
Operating expenses	66,564	25,881	14,928	(443)		106,930
Depreciation and amortization	14,316	5,994	3,191	788		24,289
Income taxes	1,852	(3,236)	(180)	310		(1,254)
Operating income	11,772	(1,846)	3,566	(700)		12,792

Interest income	6,626	468	1,276	300		8,670
Other income/(deductions)	216	(11)	315	(451)		69
Other income taxes	(2,709)	(181)	(630)	76		(3,444)
Interest charges	(8,946)	(3,091)	(3,842)	980		(14,899)
Segment net income	$6,959	$(4,661)	$685	$205		$3,188

Gross property additions	$46,114	$9,633	$5,797	$(342)		$61,202

At June 30, 2006:
Total assets	$1,943,340	$616,678	$410,579	$485,720		$3,456,317

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $6.6 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the three months ended June 30, 2005 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2005:
Operating revenues	$137,314	$82,261	$139,273	$(9,627)	(a)	$349,221
Intersegment revenues	1,467	123	3,009	(1,554)		3,045
Total revenues	138,781	82,384	142,282	(11,181)		352,266
Less: Cost of energy	44,998	53,292	119,653	(11,145)	(a)	206,798
Intersegment energy transfer	(3,412)	-	3,412	-		-
Gross margin	97,195	29,092	19,217	(36)		145,468
Operating expenses	65,786	24,234	11,080	2,559	(b)	103,659
Depreciation and amortization	17,495	5,596	4,041	5,285	(c)	32,417
Income taxes	2,155	(1,442)	44	(2,434)	(b,c)	(1,677)
Operating income	11,759	704	4,052	(5,446)		11,069

Interest income	6,473	487	1,303	834		9,097
Other income/(deductions)	1,020	408	405	(644)		1,189
Other income taxes	(2,967)	(354)	(677)	(222)		(4,220)
Interest charges	(8,471)	(2,905)	(3,987)	2,226		(13,137)
Segment net income	$7,814	$(1,660)	$1,096	$(3,252)		$3,998

Gross property additions	$26,091	$9,774	$2,855	$(3,822)		$34,898

At December 31, 2005:
Total assets	$1,937,811	$721,021	$421,377	$507,542		$3,587,751

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $9.6 million are reclassified to a net margin basis in accordance with GAAP.
(b)
Includes acquisition related costs of $1.2 million and regulatory costs of $2.3 million in operating expenses and an income tax benefit of $1.4 million in income taxes associated with the NMPRC’s approval of the TNP acquisition.

(c)	Includes a write-off of software costs of $4.5 million in depreciation and amortization expense and an income tax benefit of $1.8 million in the income taxes.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the six months ended June 30, 2006 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2006:
Operating revenues	$280,676	$276,345	$273,374	$(11,383)	(a)	$819,012
Intersegment revenues	4,438	141	27,851	(4,332)		28,098
Total revenues	285,114	276,486	301,225	(15,715)		847,110
Less: Cost of energy	88,782	199,859	251,633	(15,602)	(a)	524,672
Intersegment energy transfer	3,346	-	(3,346)	-		-
Gross margin	192,986	76,627	52,938	(113)		322,438
Operating expenses	133,718	50,971	26,713	(2,137)		209,265
Depreciation and amortization	29,288	11,914	6,352	1,590		49,144
Income taxes	4,924	3,030	4,834	920		13,708
Operating income (loss)	25,056	10,712	15,039	(486)		50,321

Interest income	13,137	1,733	2,555	598		18,023
Other income/(deductions)	414	90	1,021	(611)		914
Other income taxes	(5,365)	(722)	(1,416)	48		(7,455)
Interest charges	(17,543)	(6,088)	(7,663)	2,975		(28,319)
Segment net income	$15,699	$5,725	$9,536	$2,524		$33,484

Gross property additions	$76,430	$13,998	$9,548	$32		$100,008

At June 30, 2006:
Total assets	$1,943,340	$616,678	$410,579	$485,720		$3,456,317

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $11.4 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for PNM by business segment for the six months ended June 30, 2005 is as follows (in thousands):

Segments of Business	PNM	PNM	PNM
	Electric	Gas	Wholesale	Other		Consolidated
2005:
Operating revenues	$269,805	$247,494	$271,277	$(11,679)	(a)	$776,897
Intersegment revenues	3,158	176	3,009	(3,298)		3,045
Total revenues	272,963	247,670	274,286	(14,977)		779,942
Less: Cost of energy	92,401	167,727	208,965	(14,883)	(a)	454,210
Intersegment energy transfer	(17,535)	-	17,535	-		-
Gross margin	198,097	79,943	47,786	(94)		325,732
Operating expenses	129,123	48,325	21,968	3,110	(b)	202,526
Depreciation and amortization	35,053	11,172	8,028	6,109	(c)	60,362
Income taxes	6,654	5,787	3,875	(3,350)	(b,c)	12,966
Operating income (loss)	27,267	14,659	13,915	(5,963)		49,878

Interest income	13,689	1,243	2,647	724		18,303
Other income/(deductions)	1,577	485	1,338	(231)		3,169
Other income taxes	(6,044)	(684)	(1,578)	245		(8,061)
Interest charges	(17,114)	(5,829)	(8,003)	4,009		(26,937)
Segment net income	$19,375	$9,874	$8,319	$(1,216)		$36,352

Gross property additions	$40,715	$18,721	$4,169	$(3,718)		$59,887

At December 31, 2005:
Total assets	$1,937,811	$721,021	$421,377	$507,542		$3,587,751
(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $11.7 million are reclassified to a net margin basis in accordance with GAAP.
(b)
Includes acquisition related costs of $1.2 million and regulatory costs of $2.3 million in operating expenses and an income tax benefit of $1.4 million in income taxes associated with the NMPRC’s approval of the TNP acquisition.

(c)	Includes a write-off of software costs of $4.5 million in depreciation and amortization expense and an income tax benefit of $1.8 million in the income taxes.

TNMP

TNMP operates in only one reportable segment; therefore tabular presentation of segment data is not required.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)           Fair Value of Commodity Financial Instruments

GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Fair value is based on current market quotes. The market prices used to fair value PNM’s energy portfolio are based on closing exchange prices and over-the-counter quotations.

The Company may enter into agreements for the sale or purchase of derivative instruments, including options and swaps, to manage risks related to changes in natural gas prices and electric prices. At the inception of any such transaction, the Company documents the relationships between the hedging instruments and the items being hedged. This documentation includes the strategy that supports executing the specific transaction. See Note 7 for details regarding interest rate swaps that PNMR and PNM have entered into.

The Company utilizes the following derivative instruments by commodity type:

Energy Contracts - forward derivative physical and financial purchases and sales of electricity and gas with the intent of optimizing the Company’s net generation position and to take advantage of existing market opportunities.

Gas Fixed-for-Float Swaps - forward financial purchases and sales of fixed-for-float price swaps to manage the price risk associated with electricity and gas and to hedge the variable component of certain heat-rate based power products used to serve customer load.

Options - forward physical and financial purchases and sales of electric and gas option-type derivative instruments with the intent of optimizing the Company’s net generation position and to take advantage of existing market opportunities.

PGAC portion of options, swaps and hedges - forward financial and physical transactions to hedge a portion of PNM’s winter gas purchase portfolio.

PNMR

In addition to the commodity transactions that PNM and TNMP enter into as described below, two other subsidiaries of PNMR enter into commodity transactions.

Normal Sales and Purchases Transactions

PNMR’s subsidiary, First Choice, enters into physical energy contracts to meet the needs of its competitive and price-to-beat customer load. These contracts qualify for “normal” accounting designation pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as the energy purchased is physically delivered and sold to First Choice customers within ERCOT. Expenses related to these purchases are recorded in cost of energy at the time of delivery.

PNMR’s subsidiary, Altura, at the time of acquisition of Twin Oaks (see Note 2), assumed an existing contract for the energy output of the Twin Oaks facility. This contract qualifies for “normal” accounting designation pursuant to SFAS 133, as the energy sold is physically delivered within ERCOT to meet the needs of the purchaser's load requirements. Revenue related to this sale is recorded in electric revenues at the time of delivery.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Hedge Accounting Transactions

First Choice also enters into natural gas transactions to hedge the variable component of certain heat-rate power products used to serve customer load. These products are priced based on gas to power conversion rates using the spot price for natural gas. The contracts qualify for hedge accounting treatment under SFAS 133 and there is no hedge ineffectiveness on these transactions because the underlying contract and the derivative instrument are both indexed to the NYMEX rates. Any market changes in valuation are recorded in other comprehensive income. The maximum length of time over which First Choice is hedging its exposure to the variability in future cash flows is December 2006.

Altura, at the time of the acquisition of Twin Oaks (see Note 2), assumed an existing forward contract for the energy output of the Twin Oaks facility. This forward physical contract is designated as a hedge of the cash flow risk associated with Altura’s forecasted excess generation. This hedge is effective in offsetting future cash flow volatility caused by changes in the forward price of electricity and qualifies for hedge accounting under SFAS 133. The value of the electricity hedge is recorded in other deferred charges. There is no hedge ineffectiveness on this transaction because the hedged transaction and the hedged item are based on the same forward curve. Any market changes in valuation are recorded in other comprehensive income. The length of time over which Altura is hedging its exposure to the variability in future cash flows is through September 2010.

Mark-to-Market Transactions

Electricity Contracts

First Choice enters into various forward physical contracts for the purchase and sale of electricity with the intent of optimizing market opportunities. These contracts, which are derivatives, do not qualify for “normal” or “hedge” designation pursuant to SFAS 133, and are marked to market. The change in market valuation is recognized in earnings each period.

Gas Contracts

First Choice enters into various gas contracts to optimize market opportunities. These contracts are marked to market in accordance with SFAS 133. The change in market valuation is recognized in earnings each period.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR’s commodity derivative instruments are summarized as follows:

	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy Contracts	$25,967	$11,650	$252	$6,616
Gas fixed for float swaps	11,231	6,488	3,990	10,465
Options	1,751	3,746	-	261
PGAC portion of options, swaps and hedges	-	-	3,412	7,528
Total Current Assets	38,949	21,884	7,654	24,870

Deferred Charges
Energy Contracts	2,477	3,477	6,090	-
Gas fixed for float swaps	768	12,459	2,056	13,614
Options	1,515	5,329	-	-
PGAC portion of options, swaps and hedges	-	-	1,622	(5,906)
Total Deferred Charges	4,760	21,265	9,768	7,708

Total Assets	$43,709	$43,149	$17,422	$32,578

Current Liabilities
Energy Contracts	$(23,815)	$(7,333)	$(209)	$(503)
Gas fixed for float swaps	(11,607)	(7,151)	(5,410)	(3,970)
Options	(1,362)	(3,293)	(8,286)	(844)
PGAC portion of options, swaps and hedges	-	-	(3,412)	3,942
Total Current Liabilities	(36,784)	(17,777)	(17,317)	(1,375)

Long-Term Liabilities
Energy Contracts	(2,623)	(3,444)	(1,008)	-
Gas fixed for float swaps	(354)	(12,257)	(221)	-
Options	(1,284)	(5,143)	-	-
PGAC portion of options, swaps and hedges	-	-	(1,622)	(5,564)
Total Long-Term Liabilities	(4,261)	(20,844)	(2,851)	(5,564)

tTTotal Liabilities	$(41,045)	$(38,621)	$(20,168)	$(6,939)

Gains or losses are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings. The amount which will be reclassified in the next twelve months represents the net of current assets and current liabilities, excluding the PGAC, in the above table.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the changes in the net asset or liability position from one period to the next for mark to market energy transactions for the operations of First Choice and Wholesale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(In thousands)
Amount realized on contracts delivered
during period	$(3,966)	$(322)	$(4,108)	$(254)
Changes in fair value	308	211	2,244	1,066
Net change recorded as mark-to-market	$(3,658)	$(111)	$(1,864)	$812

The net change in fair value on PNMR’s commodity derivative instruments designated as hedging instruments are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Type of Derivative	Hedge Instruments
		(In thousands)
Change in fair value of energy contracts	$6,557	$1,127	$(988)	$(2,194)
Change in fair value of gas fixed for float swaps	(6,133)	3,310	(19,694)	9,530
Change in the fair value of options	(2,401)	583	(7,703)	583
Net change in fair value	$(1,977)	$5,020	$(28,385)	$7,919

PNM

Normal Sales and Purchases Transactions

PNM enters into physical gas contracts to meet the needs of its gas retail sales-service customers. These contracts qualify for “normal” accounting designations pursuant to SFAS 133 as the gas is physically delivered and sold to end-use customers.

PNM also enters into forward physical contracts for the sale of PNM’s electric capacity in excess of its retail and wholesale firm requirement needs, including reserves. In addition, PNM enters into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls exist. PNM generally accounts for these as normal sales and purchases as defined by SFAS 133. From time to time PNM makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation.

The operations of PNM, including both firm commitments and other wholesale sale activities, are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open position is covered by its own excess generation capabilities. PNM is exposed to market risk if its generation capabilities were disrupted or if its retail load requirements were greater than anticipated. If PNM were required to cover all or a portion of its net open contract position, it would have to meet its commitments through market purchases.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Hedge Accounting Transactions

PGAC

The NMPRC has authorized PNM to use financial instruments to hedge certain portions of natural gas supply contracts during the winter months to protect PNM’s sales-service gas customers from the risk of adverse price fluctuations in the natural gas market. PNM has elected to use call options and financial swaps to hedge certain portions of the physical gas purchase contracts used exclusively for resale to PNM’s sales-service gas customers. The contracts qualify for hedge accounting treatment under SFAS 133. Option premium expenses are deferred on PNM’s balance sheet as prepaid gas costs as incurred and amortized into the PGAC for recovery as a component of gas costs during the winter heating season. Option premium expense and hedge gains and losses from both types of instruments are passed through PNM’s PGAC with no income statement effect if deemed prudently incurred by the NMPRC.

PNM also enters into financial swaps to hedge the variable portion of its winter gas portfolio. PNM has hedged 13.2 million MMBtus utilizing the fixed-for-float strategy for 2006-2007 and the 2007-2008 winter heating season. Any settled fixed-for-float financial transactions are passed through PNM’s PGAC.

Gas Off-System Sales

PNM enters into physical and financial swaps to hedge the variable component of its physical natural gas purchases and sales. Both the hedges and the underlying contracts are indexed to the NYMEX rates, and the price movements in the financial transactions offset price movements in the underlying contracts. The hedges are based on prices for spot gas delivered to pipelines at basins within the state of New Mexico. The hedges are effective in offsetting future cash flow volatility caused by changes in natural gas prices. These hedges qualify as cash flow hedges pursuant to SFAS 133. The value of the natural gas hedges are recorded in other current assets. Valuation prior to settlement and eventual settled margins from these types of transactions are shared on a 70%/30% basis with PNM’s customers and PNM, respectively. The eventual settled margins from the 70% of these transactions are returned to PNM’s customers. The maximum length of time over which PNM is hedging its exposure to the variability in future cash flows is through December 2006.

Wholesale Electricity

PNM enters into various forward physical contracts to hedge the cash flow risk associated with PNM’s forecasted excess generation. These hedges are effective in offsetting future cash flow volatility caused by changes in the forward price of electricity and qualify for hedge accounting under SFAS 133. The value of the electricity hedges are recorded in other deferred charges. There is no hedge ineffectiveness on these transactions because the hedged transactions and the hedged item are based on the same forward curve. Any market changes in valuation are recorded in other comprehensive income. The maximum length of time over which PNM is hedging its exposure to the variability in future cash flows is through September 2008.

Wholesale Gas

PNM also enters into various fixed-for-float price swaps to manage the costs associated with running PNM’s gas generation units. The hedges are effective in offsetting future cash flow volatility caused by increases in natural gas prices. There is no hedge ineffectiveness on these transactions because the hedged transactions and the hedged item are based on the same forward curve. Any market changes in valuation are recorded in other comprehensive income. The maximum length of time over which PNM is hedging its exposure to the variability in future cash flows is through June 2016.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mark-to-Market Transactions

Wholesale Electricity

PNM enters into various forward physical contracts for the purchase and sale of electricity with the intent of optimizing market opportunities. These contracts, which are derivatives, do not qualify for “normal” or “hedge” designation pursuant to SFAS 133, and are marked to market. The change in market valuation is recognized in earnings each period.

Wholesale Gas

PNM enters into various fixed-for-float price swaps to manage the price risk of certain forward sales of power. These contracts, along with the underlying power sales, are marked to market in accordance with GAAP. The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues, if a sales position, and cost of energy, if a purchase position, as applicable. The change in market valuation is recognized in earnings each period.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM’s commodity derivative instruments are summarized as follows:

	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy Contracts	$13,314	$6,126	$252	$6,616
Gas fixed for float swaps	1,037	2,074	3,990	9,150
Options	748	2,136	-	-
PGAC portion of options, swaps and hedges	-	-	3,412	7,528
Total Current Assets	15,099	10,336	7,654	23,294

Deferred Charges
Energy Contracts	1,886	3,477	-	-
Gas fixed for float swaps	535	12,459	2,056	13,614
Options	1,515	5,329	-	-
PGAC portion of options, swaps and hedges	-	-	1,622	(5,906)
Total Deferred Charges	3,936	21,265	3,678	7,708

Total Assets	$19,035	$31,601	$11,332	$31,002

Current Liabilities
Energy Contracts	$(14,628)	$(5,931)	$(209)	$(503)
Gas fixed for float swaps	(187)	(351)	(1,090)	(1,255)
Options	(363)	(2,217)	-	-
PGAC portion of options, swaps and hedges	-	-	(3,412)	3,942
Total Current Liabilities	(15,178)	(8,499)	(4,711)	2,184

Long-Term Liabilities
Energy Contracts	(2,280)	(3,444)	(1,008)	-
Gas fixed for float swaps	-	(12,257)	(221)	-
Options	(1,284)	(5,143)	-	-
PGAC portion of options, swaps and hedges	-	-	(1,622)	(5,564)
Total Long-Term Liabilities	(3,564)	(20,844)	(2,851)	(5,564)

tTTotal Liabilities	$(18,742)	$(29,343)	$(7,562)	$(3,380)

Gains or losses are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings. The amount which will be reclassified in the next twelve months represents the net of current assets and current liabilities, excluding the PGAC in the above table.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the changes in the net asset or liability position from one period to the next for mark to market energy transactions for the operations of Wholesale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(In thousands)
Amount realized on contracts delivered
during period	$(658)	$(322)	$(85)	$(254)
Changes in fair value	(1,811)	211	(1,880)	1,066
Net change recorded as mark-to-market	$(2,469)	$(111)	$(1,965)	$812

The net change in fair value on PNM’s commodity derivative instruments designated as hedging instruments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Type of Derivative	Hedge Instruments
		(In thousands)
Change in fair value of energy contracts	$466	$1,127	$(7,078)	$(2,194)
Change in fair value of gas fixed for float swaps	(2,019)	2,510	(16,774)	8,730
Net change in fair value	$(1,553)	$3,637	$(23,852)	$6,536

TNMP

Normal Sales and Purchases Transactions

In the normal course of business, TNMP enters into commodity contracts, which include components for additional purchases or sales of electricity, in order to meet customer requirements. Criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception have been defined by SFAS 133. In accordance with SFAS 133, management has determined that its contracts for electricity qualify for the normal purchases and sales exception. Revenue related to sales of electricity is recorded in electric revenues at the time of delivery. Expenses related to purchases of electricity are recorded in cost of energy at the time of delivery.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Earnings Per Share

In accordance with SFAS No. 128, “Earnings per Share,” dual presentation of basic and diluted earnings per share has been presented in the Condensed Consolidated Statements of Earnings. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Basic:

Net Earnings	$16,307	$1,541	$42,632	$32,050

Average Number of Common Shares Outstanding	68,852	65,534	68,819	63,057

Net Earnings per Share of
Common Stock (Basic)	$0.24	$0.02	$0.62	$0.51

Diluted:

Net Earnings	$16,307	$1,541	$42,632	$32,050

Average Number of Common Shares Outstanding	68,852	65,534	68,819	63,057
Dilutive Effect of Common Stock
Equivalents (a)	581	955	530	953
Average Common and Common
Equivalent Shares Outstanding	69,433	66,489	69,349	64,010

Net Earnings per Share of Common
Stock (Diluted)	$0.23	$0.02	$0.61	$0.50

(a)
Excludes the effect of average anti-dilutive common stock equivalents related to out-of-the-money options of 661,855 and 4,154 for the three months and 736,869 and 232,006 for the six months ended June 30, 2006 and 2005, respectively. Excludes the effect of anti-dilutive equity-linked units of 4,945,000 for the three and six months ended June 30, 2006 and 2005 (see Note 7).

(6)	Stock-Based Compensation

PNMR has various types of stock-based compensation programs, including stock options, restricted stock and performance shares granted under the PEP. PNMR also has an ESPP. All stock-based compensation is granted through stock-based employee compensation plans maintained by PNMR. Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. Readers should refer to Note 13 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005 for additional information on these plans.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” ("SFAS 123R"), utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, stock option grants, performance shares and ESPP issuances were accounted for in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and accordingly, no compensation expense was recognized for these awards. Restricted stock was also accounted for under APB 25 and compensation expense was recognized for restricted stock awards prior to the adoption of SFAS 123R. “Restricted stock” is the name of these awards provided for in the PEP and refers to awards of stock subject to vesting. It does not refer to restricted shares with contractual post-vesting restrictions as defined in SFAS 123R.

Under the modified prospective approach, SFAS 123R applies to all new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Compensation expense recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

The unearned stock-based compensation related to stock options and restricted stock awards is being amortized to compensation expense over the requisite vesting period, which is generally equally over three years. However, plan provisions provide that upon retirement, participants become 100% vested in stock options and restricted stock awards; therefore, in accordance with SFAS 123R, compensation expense for stock options and restricted stock awards to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized over a period of time.

Total compensation expense for stock-based payment arrangements recognized by PNMR for the three and six months ended June 30, 2006 was $1.1 million and $5.5 million, respectively. Of this total expense, $0.9 million and $4.2 million was allocated to PNM for the three and six months ended June 30, 2006, respectively, and $0.2 million and $0.9 million was allocated to TNMP for the three and six months ended June 30, 2006, respectively. No compensation expense was recognized by PNMR, PNM or TNMP for the three or six months ended June 30, 2005.

The total tax benefit recognized by PNMR for the three and six months ended June 30, 2006 was $0.5 million and $2.2 million, respectively. At June 30, 2006, PNMR had approximately $6.0 million of unrecognized compensation expense related to stock-based payments that is expected to be recognized over a weighted-average period of 1.5 years.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options and a tax deduction for increases in the value of equity instruments issued under stock-based payment arrangements. Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options and stock-based payment arrangements were reported as operating cash flows in the Condensed Consolidated Statements of Cash Flows. In accordance with SFAS 123R, for the six months ended June 30, 2006, PNMR’s Condensed Consolidated Statements of Cash Flows presentation reports the tax benefits from the exercise of stock options and stock-based payments as financing cash flows. For the six months ended June 30, 2006, $0.9 million of tax benefits were reported as financing cash flows rather than operating cash flows in PNMR’s Condensed Consolidated Statements of Cash Flows.

All stock incentives (options, restricted stock and performance shares) issued to employees and non-employee directors are awarded according to the applicable plan terms. The source of shares for exercised stock options, delivery of vested restricted stock and performance shares is shares acquired on the open market, rather than newly issued shares. During 2006, PNMR expects to repurchase between 1,200,000 shares and 2,000,000 shares for these awards using an independent broker. The source of shares for the ESPP is primarily newly issued shares.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table illustrates the reduction to PNMR’s earnings and basic and diluted earnings per share due to the adoption of SFAS 123R for the three and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006
	(In thousands, except per share amounts)

Reduction - PNMR income from operations	$807	$3,515
Reduction - PNMR income before income taxes	$807	$3,515
Reduction - PNMR net earnings	$492	$2,142
Reduction - PNMR earnings per share
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

The following table illustrates the effect on PNMR’s net earnings and diluted earnings per share had PNMR accounted for stock-based compensation in accordance with SFAS No. 123, “Share-Based Payment” for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005
	(In thousands, except per share amounts)

Net earnings	$1,541	$32,050
Add: Stock compensation expense included
in reported income, net of related tax effects	-	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(346)	(693)
Pro forma net earnings	$1,195	$31,357

Earnings per share:
Basic - as reported	$0.02	$0.51

Basic - pro forma	$0.02	$0.50

Diluted - as reported	$0.02	$0.50

Diluted - pro forma	$0.02	$0.49

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	Six Months Ended
	June 30,
	2006	2005

Dividend yield	3.33%	2.55%
Expected volatility	21.70%	24.29%
Risk-free interest rate	4.37%	3.79%
Expected life of option (years)	4.14	4.23

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and both the implied and historical volatility of PNMR’s stock price.

The following table represents stock option activity for the six months ended June 30, 2006:

		Weighted-		Weighted-
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
Stock Options	Shares	Price	Value	Contract Life
	(In thousands, except share and per share amounts)

Outstanding at beginning of period	3,016,549	$18.97

Granted	817,200	$24.07

Exercised	(268,576)	$15.59

Forfeited or expired	(79,294)	$21.53

Outstanding at end of period	3,485,879	$20.37	$16,000	7.44 Years

Options exercisable at end of period	2,057,966	$17.51	$15,331	6.29 Years

Options available for future grant	3,325,987

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock option activity for the six months ended June 30:

Stock Options	2006	2005
	(In thousands, except per share amounts)

Weighted-average grant date fair value of options granted	$3.87	$5.41
Total fair value of options that vested during the period	$4,632	$4,322
Total intrinsic value of options exercised during the period	$2,556	$11,547

Restricted Stock

The PEP, described in Note 13 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2005, allows for the issuance of restricted stock awards. As noted above, “restricted stock” is the name of these awards provided for in the PEP and refers to awards of stock subject to vesting. It does not refer to restricted shares with contractual post-vesting restrictions as defined in SFAS 123R. The compensation expense for these awards was determined based on the market price of PNMR stock on the date of grant reduced by the present value of future dividends applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period.

The Company estimates the fair value of restricted stock awards based on the market price of PNMR common stock on the date of grant reduced by the present value of estimated future dividends with the following weighted-average assumptions for the indicated periods:

	Six Months Ended
	June 30,
	2006	2005

Expected quarterly dividends per share	$0.20	N/A
Risk-free interest rate	4.64%	N/A

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2006:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock	Shares	Fair Value

Nonvested at beginning of period	109,044	$24.92

Granted	105,400	$21.86

Vested	(39,571)	$24.69

Forfeited	(6,684)	$22.35

Nonvested at end of period	168,189	$23.17

The following table summarizes restricted stock activity for the six months ended June 30:

Nonvested Restricted Stock	2006	2005
	(In thousands, except per share amounts)

Weighted-average grant date fair value of shares granted	$21.86	$26.80
Total fair value of shares that vested during the period	$977	$276

Performance Shares

The PEP allows for the issuance of performance share awards. Under the provisions of SFAS 123R, the compensation expense for these awards was determined based on the market price of PNMR common stock on the date of grant applied to the total numbers of shares that were anticipated to be awarded.

ESPP

Under the ESPP, employees were allowed to purchase shares of PNMR’s common stock at a 15% discount of the lower of the market price of stock at the beginning of the offering period and end of each purchase period for the six months ended June 30, 2006. Under the provisions of SFAS 123R, the compensation expense for the shares issued under the ESPP was determined based on the fair value of PNMR's common stock using the Black-Scholes model. Beginning July 1, 2006, the discount rate was changed to 5%, and the look-back feature was eliminated; therefore, the plan is no longer considered compensatory.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Capitalization

PNMR

Long-Term Debt

See “PNM” below for details about the April 2006 remarketing of PNM’s pollution control revenue bonds.

Revolving and Other Credit Facilities

PNMR has a $600.0 million unsecured revolving credit facility (the “PNMR Facility”). The PNMR Facility has an expiration date of August 15, 2010 and includes two one-year extension options that are subject to approval by a majority of the lenders. At June 30, 2006, there were no outstanding borrowings under the PNMR Facility; however, $107.7 million of letters of credit are outstanding, which reduces the available capacity under the PNMR Facility.

At June 30, 2006, PNMR also had $15.0 million in local lines of credit. There were no outstanding borrowings under the local lines of credit at June 30, 2006.

PNMR has a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNMR Facility serves as a backstop for the outstanding commercial paper. At June 30, 2006, PNMR had $126.3 million of commercial paper outstanding.

At June 30, 2006, First Choice had up to $300.0 million of borrowing capacity under the PNMR Facility. Any borrowings made by First Choice under this sublimit are guaranteed by PNMR. At June 30, 2006, First Choice had no outstanding borrowings under the PNMR Facility. In addition, at June 30, 2006, First Choice had $5.5 million of letters of credit outstanding, which reduces the available capacity under the PNMR Facility. TNMP is also a borrower under the PNMR Facility (see “TNMP” below).

Financing Activities

On April 18, 2006, PNMR entered into a short-term loan agreement for temporary financing of the Twin Oaks acquisition (see Note 2). Under the term loan agreement, PNMR was permitted to borrow up to $480.0 million in a single draw on or after April 18, 2006, to finance the acquisition of Twin Oaks and related expenses. Term loans made under this agreement bear interest at a base rate (the greater of the prime rate in effect and the Federal Funds rate plus ½ of 1%) or an adjusted Eurodollar rate (equal to the British Bankers Association LIBOR rate plus an additional percentage based on PNMR’s then current long-term senior unsecured non-credit enhanced debt rating). On April 18, 2006, PNMR borrowed $480.0 million under the term loan agreement. PNMR used the proceeds of the loan to make capital contributions totaling $480.0 million to Altura through the two wholly owned subsidiaries that are partners in Altura to provide the funds for the acquisition of Twin Oaks. PNMR must repay the loan by April 17, 2007, unless accelerated in accordance with the terms of the agreement or prepaid in whole or in part upon the issuance of certain additional equity or debt.

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of June 30, 2006, PNMR had approximately $400.0 million of remaining unissued securities under this registration statement.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million. Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008. The initial floating rate was 1.91% and will be reset every six months. The floating rate was reset on March 15, 2006, to a weighted average rate of 5.65%. The swaps are accounted for as fair-value hedges with a liability position of approximately $6.0 million at June 30, 2006, recorded in other current liabilities with a corresponding reduction of long-term debt. There was no hedge ineffectiveness for the three and six months ended June 30, 2006 or June 30, 2005.

During October 2004, PNMR entered into two forward starting floating-to-fixed rate interest rate swaps with an aggregate notional principal amount of $100.0 million. These swaps became effective August 1, 2005 with a termination date of November 15, 2009. Under these swaps, PNMR received a floating rate equal to the three month LIBOR rate on the notional principal amount which paid a fixed interest rate of 3.975% on the notional principal amount on a quarterly basis. The initial floating rate was set on August 1, 2005, at 3.693% to be reset every three months. As of the last adjustment date, the weighted average interest rate was 5.149%. From November 2004 through June 30, 2005, the swaps were accounted for as cash flow hedges against the PNMR Facility. Effective June 30, 2005, the swaps were de-designated as cash flow hedges. As such, changes in market valuations are marked-to-market and recorded as unamortized gains or losses in the appropriate period. Prior to the de-designation, the increase in fair market value of $0.4 million was recorded in accumulated other comprehensive income on PNMR’s Condensed Consolidated Balance Sheet at June 30, 2006 and December 31, 2005. For the three and six months ended June 30, 2006, $0.2 million and $1.4 million, respectively, was recognized in other income on PNMR’s Condensed Consolidated Statement of Earnings. No comparable amount was recognized for the three and six months ended June 30, 2005. These two interest rate swaps were sold on May 19, 2006. The current amount recorded in other comprehensive income will be recognized in income over a 3 year period ending in November 2009.

In March 2005, PNMR issued 3,910,000 shares of its common stock at $26.76 per share. PNMR received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses, of approximately $101.0 million. In March 2005, PNMR also completed a public offering of 4,945,000 equity-linked units at 6.75%, yielding net proceeds after discounts, commissions and expenses of approximately $239.6 million. In October 2005, PNMR completed a private offering of 4,000,000 equity-linked units at 6.625%. PNMR received $100.0 million in proceeds from this transaction and there were no underwriting discounts or commissions.

Pursuant to the terms of the PNM Direct Plan, PNMR began offering new shares of PNMR  common stock through the plan beginning June 1, 2006. PNMR may also waive the maximum  investment limit upon request in individual cases pursuant to the terms of the plan. For the six months ended June 30, 2006, 371,725 new shares of PNMR common stock were sold for total  proceeds of $9.3 million.

PNM

Long-Term Debt

On April 1, 2006, PNM remarketed its $46.0 million 2003 Series A and $100.0 million Series B pollution control revenue bonds resulting in an interest rate fixed to maturity on April 1, 2033 of 4.875% annually.

Revolving and Other Credit Facilities

PNM has a $400.0 million unsecured credit agreement (the “PNM Facility”). The PNM Facility was for a one-year term, which was to expire on August 17, 2006. On July 6, 2006, the NMPRC approved extending the maturity for this facility to August 17, 2010, which will become effective upon receipt of the NMPRC order by the agent bank. The PNM Facility also includes two one-year extension options, which were also approved by NMPRC. These additional extension options are still subject to approval by a majority of the lenders. There were no amounts outstanding under the PNM Facility as of June 30, 2006.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2006, PNM also had $23.5 million in local lines of credit and a $20.0 million borrowing arrangement with PNMR. There were no outstanding borrowings under the local lines of credit or the borrowing arrangement with PNMR at June 30, 2006; however, $4.5 million of letters of credit were outstanding, which reduces the available capacity under the PNM Facility.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNM Facility serves as a backstop for the outstanding commercial paper. As of June 30, 2006, PNM had $100.2 million in commercial paper outstanding.

Financing Activities

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of June 30, 2006, PNM had approximately $200.0 million of remaining unissued securities registered under its universal shelf registration statement.

TNMP

Revolving and Other Credit Facilities

TNMP is a borrower and can issue notes of up to $100.0 million under the PNMR Facility. Any borrowings made by TNMP under this sublimit are not guaranteed by PNMR. At June 30, 2006, TNMP had no outstanding borrowings under the PNMR Facility; however, TNMP had $2.4 million in letters of credit outstanding, which reduces the available capacity under the PNMR Facility.

(8)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain a qualified defined benefit pension plan, a plan providing medical and dental benefits to eligible retirees, and an executive retirement program (“PNM Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans. TNMP also maintains a qualified defined benefit pension plan covering substantially all of its employees, a plan providing medical and death benefits to eligible retirees and an executive retirement program (“TNMP Plans”).

Participants in the PNM Plans include eligible employees and retirees of PNMR and other subsidiaries of PNMR. Participants in the TNMP Plans include eligible employees and retirees of TNMP, First Choice and other subsidiaries of TNP. The PNM pension plan was frozen at the end of 1997, with regard to new participants, salary levels and benefits. Additional credited service can be accrued under the PNM pension plan up to a limit determined by age and service. The TNMP pension plan was frozen at December 31, 2005, with regard to new participants, salary levels and benefits.

The total net periodic benefit cost or income from the PNM Plans, in addition to the net periodic benefit cost from the TNMP Plans from the date of PNMR’s acquisition of TNP, or June 6, 2005, is included in the Condensed Consolidated Statements of Earnings of PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following table presents the components of PNM net periodic benefit cost/(income) recognized in the Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2006	2005	2006	2005	2006	2005
			(In thousands)

Service cost	$126	$477	$678	$645	$14	$16
Interest cost	7,710	7,567	1,842	1,648	264	295
Expected long-term return on assets	(10,139)	(10,042)	(1,355)	(1,318)	-	-
Amortization of net loss	1,210	892	1,670	1,490	25	43
Amortization of prior service cost	79	79	(1,422)	(1,702)	3	34
Net periodic benefit cost/(income)	$(1,014)	$(1,027)	$1,413	$763	$306	$388

	Six Months Ended June 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2006	2005	2006	2005	2006	2005
			(In thousands)

Service cost	$252	$954	$1,356	$1,290	$28	$32
Interest cost	15,420	15,134	3,684	3,296	528	590
Expected long-term return on assets	(20,277)	(20,084)	(2,709)	(2,636)	-	-
Amortization of net loss	2,420	1,784	3,340	2,980	50	86
Amortization of prior service cost	158	158	(2,844)	(3,404)	6	68
Net periodic benefit cost/(income)	$(2,027)	$(2,054)	$2,827	$1,526	$612	$776

For the three months ended June 30, 2006 and 2005, PNM contributed approximately $3.1 million and $1.5 million, respectively, to trusts for other postretirement benefits. For the six months ended June 30, 2006 and 2005, PNM contributed approximately $3.1 million and $3.1 million, respectively, to trusts for other postretirement benefits. PNM expects to make contributions totaling $6.4 million during 2006 to trusts for other postretirement benefits. PNM does not anticipate making any contributions to the pension plan during 2006.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of TNMP net pension cost/(income) recognized in the Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,

	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	April 1-	June 6-	April 1-
	June 30,	June 30,	June 6,
	2006	2005	2005
	(In thousands)

Service cost	$-	$187	$343
Interest cost	1,085	345	759
Expected long-term rate of return on plan assets	(1,754)	(573)	(966)
Amortization of prior service cost	-	-	(20)
Net periodic pension benefit cost/(income)	$(669)	$(41)	$116

	Six Months Ended June 30,

	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	January 1-	June 6-	January 1-
	June 30,	June 30,	June 6,
	2006	2005	2005
	(In thousands)

Service cost	$-	$187	$848
Interest cost	2,170	345	1,875
Expected long-term rate of return on plan assets	(3,508)	(573)	(2,387)
Amortization of prior service cost	-	-	(49)
Net periodic pension benefit cost/(income)	$(1,338)	$(41)	$287

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the components of TNMP postretirement benefit cost recognized in the Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,

	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	April 1-	June 6-	April 1-
	June 30,	June 30,	June 6,
	2006	2005	2005
	(In thousands)

Service cost	$106	$40	$79
Interest cost	178	52	114
Expected long-term rate of return on plan assets	(114)	(33)	(55)
Amortization of transition obligation	-	-	55
Amortization of prior service cost	15	-	-
Net periodic postretirement benefit cost	$185	$59	$193

	Six Months Ended June 30,

	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	January 1-	June 6-	January 1-
	June 30,	June 30,	June 6,
	2006	2005	2005
	(In thousands)

Service cost	$212	$40	$195
Interest cost	356	52	282
Expected long-term rate of return on plan assets	(228)	(33)	(136)
Amortization of transition obligation	-	-	136
Amortization of prior service cost	30	-	-
Net periodic postretirement benefit cost	$370	$59	$477

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the components of TNMP executive retirement program cost recognized in the Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,

	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	April 1-	June 6-	April 1-
	June 30,	June 30,	June 6,
	2006	2005	2005
	(In thousands)

Service cost	$-	$-	$16
Interest cost	19	6	32
Amortization of net loss	-	-	18
Amortization of prior service cost	-	-	(14)
Net periodic executive retirement program cost	$19	$6	$52

	Six Months Ended June 30,

	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	January 1-	June 6-	January 1-
	June 30,	June 30,	June 6,
	2006	2005	2005
	(In thousands)

Service cost	$-	$-	$40
Interest cost	38	6	78
Amortization of net loss	-	-	45
Amortization of prior service cost	-	-	(35)
Net periodic executive retirement program cost	$38	$6	$128

For the three months ended June 30, 2006 and 2005, TNMP contributed approximately $0.0 million and $0.3 million, respectively, for the other postretirement benefits. For the six months ended June 30, 2006, TNMP did not make any contributions to trusts for other postretirement benefits. For the three and six months ended June 30, 2005, TNMP contributed $0.4 million to trusts for other postretirement benefits. TNMP expects to make contributions totaling $1.2 million during 2006 to trusts for other postretirement benefits. TNMP does not anticipate making any contributions to the pension plan during 2006.

(9)	Commitments and Contingencies

There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. In addition, the Company periodically enters into financial commitments in connection with its business operations. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its results of operations or financial position. It is the Company’s policy to accrue for expected legal costs in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), when it is probable that a SFAS 5 liability has been incurred and the amount of expected legal costs to be incurred is reasonably estimable. These estimates include costs for external counsel and other professional fees. The Company is also involved in various legal proceedings in the normal course of its business. The associated legal costs for these routine matters are accrued when the legal expenses are incurred. The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition or results of operations, although the outcome of litigation, investigations and other legal proceedings is inherently uncertain.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM

Conflicts at San Juan Mine Involving Oil and Gas Leaseholders

The SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to the San Juan underground mine. Certain gas producers have leases in the area of the underground coal mine and have asserted claims against SJCC that its coal mining activities are interfering with gas production. The Company understands that SJCC has reached a settlement in principle with Western Gas for certain wells in the mine area. The Western Gas settlement however, does not resolve all potential claims by Western Gas in the larger San Juan underground mine area. SJCC has also reached a settlement with another gas leaseholder, Burlington Resources, for certain wells in the mine area. PNM cannot predict the outcome of any future disputes between SJCC and Western Gas or other gas leaseholders.

Asbestos Cases

PNM was named in 2003 as one of a number of defendants in 21 personal injury lawsuits relating to alleged exposure to asbestos. All of these cases involve claims of individuals, or their descendents, who worked for contractors building, or working at, PNM power plants. Some of the claims relate to construction activities during the 1950s and 1960s, while other claims generally allege exposure during the last 30 years. PNM has never manufactured, sold or distributed products containing asbestos. PNM had previously been dismissed with prejudice from all but two of the remaining cases.  On May 25, 2006, the matter was dismissed with prejudice as to all claims due to plaintiffs' non-compliance with the case management order and failure to prosecute.

New Source Review Rules

In 2003, the EPA issued its rule regarding RMRR, clarifying what constitutes routine maintenance, repair, and replacement of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act. In March 2006, a panel of the Court of Appeals for the District of Columbia Circuit vacated this rule. The action by the court did not eliminate the NSR exclusion for routine maintenance, repair, and replacement work nor did the decision rule on what activities are physical changes. The EPA’s authority to write a rule based on the current NSPS hourly emission increase test remains in place. The Company is unable to determine the impact of this matter on its results of operations and financial position.

Four Corners Federal Implementation Plan Litigation

On July 26, 2006, the Rio Grande Chapter of the Sierra Club sued the EPA in Federal District Court in New Mexico in an attempt to force the EPA to adopt a federal implementation plan to limit emissions at Four Corners.  The relief sought by the Sierra Club, in part, is for an order directing the EPA to issue a final federal implementation plan for Four Corners with all expedition, but in no event later than 60 days.  APS owns three units at the power plant, while the two other units are owned in varying percentages by Southern California Edison, APS, PNM, Salt River Project, Tucson Electric Power and EPE. The Company is unable to predict the outcome of this matter at this time.

SESCO Matter

TCEQ is conducting a site investigation of SESCO, a former electrical equipment repair and sales company located in San Angelo, Texas and the SESCO site has been referred to the Superfund Site Discovery and Assessment Program. The primary concern appears to be polychlorinated biphenyls in soil and groundwater on and adjacent to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the site. PNM is classified as a de minimis potentially responsible party. PNM has agreed to settle for a premium payment of $0.3 million, including past contribution credits, to release PNM from further project economic and risk liability with certain exceptions. The settlement offer is contingent upon final approval of the administrative order by the TCEQ. PNM is unable to predict the outcome at this time. As discussed below, TNMP is also involved in the SESCO matter.

California Refund Proceeding

SDG&E and other California buyers filed a complaint with the FERC in 2000 against sellers into the California wholesale electric market. In 2002, the FERC ALJ issued the Proposed Findings on California Refund Liability, in which it determined that the Cal ISO had, for the most part, correctly calculated the amounts of the potential refunds owed by sellers and identified ballpark figures for the amount of refunds due. In 2003, the FERC issued an order substantially adopting the findings from the ALJ’s 2002 decision, but requiring a change to the formula used to calculate refunds, which had the effect of increasing the refund amounts owed by sellers. In August 2005, the FERC issued an order setting out the process by which sellers into the Cal ISO and Cal PX markets could make their cost recovery filings pursuant to the FERC’s prior orders that indicated sellers would get the opportunity to submit evidence demonstrating that the refund methodology creates a revenue shortfall for their transactions during the refund period. Included in PNM's submittal were objections to the limited amount of time the FERC allowed for sellers to complete their respective submittals, and the FERC’s arbitrary decision to allow only marketers, and not load serving entities such as PNM, to include a return component in their cost filings. PNM participated with other competitive sellers to request rehearing of these issues before the FERC. In September 2005, PNM made its cost recovery filing identifying its costs associated with sales into the Cal ISO and Cal PX markets during the refund period. In January 2006, the FERC issued its order on the cost recovery filings, acting on 23 filings that were made by multiple sellers. The FERC accepted that portion of PNM’s filing submitted as prescribed by the FERC’s August 2005 order, but rejected the alternative filings that included a return component for PNM as a load serving entity. The effect of the FERC’s order is that PNM’s allowed cost offset against its refund liability is zero. In February 2006, PNM filed a petition for rehearing requesting FERC to reconsider its order and allow PNM to include a return on equity. While PNM believes it has meritorious legal arguments, the Company cannot predict the outcome of this cost recovery proceeding at this time. In addition, the Company has engaged in settlement discussions with California parties based upon a template provided by the FERC, but is unable to predict whether settlement will be reached.

As previously reported, there have been a number of additional appeals pending before the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”) with regard to FERC’s orders issued in the various California market refund dockets and PNM has participated in various appeals as one of the members of the competitive sellers group. One such case, involved the issues regarding the scope of transactions subject to refund and the timeframe for which FERC could order refunds for sales into the CAISO and CalPX markets. On August 2, 2006, the Ninth Circuit issued its decision in the case in which it denied the California Parties' request to include bilateral energy transactions, i.e., those that took place outside the established CAISO and CalPX organized markets, as those eligible for refund in the refund proceedings at FERC. The court’s decision did grant, however, requests by the California parties to include transactions of greater than 24 hours and energy exchange transactions as eligible for refund in the refund proceedings (such transactions were previously excluded). The California parties had also sought to have FERC apply the mitigated price remedy to transactions in the May-September 2000 time period, based on allegations of pervasive tariff violations. The court concluded that FERC did not provide a reasoned response to the arguments raised by the California parties, and the Ninth Circuit has required FERC to reconsider whether to order remedies for transactions resulting from tariff violations that occurred prior to October 2, 2000. The court order remands the matter to FERC to further consider these arguments on the merits. Additionally, as previously reported, in September 2004, the Ninth Circuit issued its decision in the another case in which the Ninth Circuit upheld the FERC’s authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules. The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

remanded the case to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate. PNM participated with other competitive sellers requesting rehearing by the Ninth Circuit of its decision. At the end of July 2006, the Ninth Circuit denied the competitive sellers’ petition for rehearing. The Company cannot predict the ultimate outcome of FERC proceedings that may result from the decisions in these appeals, or whether PNM will be ultimately directed to make any additional future refunds as the result of these court decisions.

California Antitrust Litigation

In May 2005, the California Attorney General filed a lawsuit in California state court against PNM, PowerEx, and the Colorado River Commission alleging that PNM and PowerEx conspired to engage in unfair trade practices involving overcharges for electricity in violation of California state antitrust laws. In April 2006, the Federal District Court issued its decision denying the California Attorney General’s motion to remand the case back to the state court, and granted PNM’s and PowerEx’s motions to dismiss the case. The California Attorney General has appealed the case to the Ninth Circuit Court of Appeals. The Company cannot predict the final outcome of this litigation nor whether PNM will be required to make refunds or pay damages under these claims.

Generation Market Power Filings

In its order on PNM’s 2001 triennial market-based rate filing, the FERC initiated an investigation to determine if PNM’s mitigation measure in northern New Mexico is sufficiently adequate to prevent the exercise of market power and also required additional explanation of PNM’s revised wholesale market share calculation. The FERC determined that rates reviewed under this proceeding for transactions completed in the Northern New Mexico and EPE control areas would be subject to refund effective March 6, 2005. In its July 2005 compliance filing at the FERC, PNM indicated that, as a result of the completion of its analysis pursuant to the FERC’s order, PNM did show failures in its own control area, but did not show failures in the EPE control area, with the exception of one measure. PNM maintained its position that when the historical data is considered, it is clear that PNM does not possess generation market power in either the PNM or EPE control area destination markets and PNM should maintain its market-based sales authority in those markets.

In April 2006, the FERC issued its order in which it determined that PNM rebutted the presumption of market power in its home control area and terminated the investigation regarding PNM’s home control area and terminated the refund period; therefore, PNM can continue to charge market-based rates in its home control area in central and northern New Mexico. The FERC also determined that PNM’s analysis could rebut the presumption of market power in EPE’s control area, but that it needed additional information regarding periods of transmission constraint. The FERC order gave PNM 60 days to file additional information regarding market power during periods of transmission constraint or, alternatively, propose cost-based mitigation measures for the EPE control area during periods of transmission constraint. In June 2006, PNM filed a proposed cost-based mitigated rate proposal to apply in the EPE control area during periods of transmission constraints. No comments have been filed objecting to PNM's filing. PNM's filing is pending before the FERC and PNM cannot predict the outcome of this proceeding at this time.

FERC Office of Market Oversight and Investigations

In November 2005, PNM received notice that the FERC Division of Operational Audits of the Office of Market Oversight and Investigations would perform a compliance audit of PNM. The audit covers the period from January 2004 to the present and will examine PNM’s compliance with the FERC standards of conduct and OASIS requirements, compliance of PNM’s transmission practices with the FERC regulations and applicable OATT, and compliance of PNM’s wholesale electricity marketing operation with its market-based rate tariff. This audit is part of a series of routine, mandatory audits of all of the utilities under FERC oversight, focused on compliance with the FERC’s rules and regulations. Similar audits have been conducted of other regional utilities. The FERC will issue its findings upon conclusion of the audit, which could take from six months to a year, or more to complete.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In preparing for an on-site visit by OMOI as part of its audit, and during the visit itself, the Company discovered computer system paths that could have permitted unauthorized Company personnel to access certain real-time transmission information concerning the PNM and TNMP transmission systems. The Company immediately reported to OMOI its discovery and disabled the paths. In preparation for a second on-site visit by OMOI, the Company discovered an additional computer system path that could have permitted unauthorized Company personnel to access certain real-time transmission information concerning the PNM and TNMP transmission systems. The Company immediately reported its discovery to OMOI and disabled the path. The Company’s preliminary examination has not revealed any evidence that unauthorized access to transmission information was, in fact, obtained by use of these paths.

PNM has been cooperating, and will continue to cooperate, fully with the FERC to complete the audit. The Company cannot predict the outcome of the audit or whether the FERC will make any adverse findings related to PNM’s compliance with the FERC’s rules and regulations.

TNMP

SESCO Matter

As discussed above in the PNM “SESCO Matter,” TNMP is classified as a de minimis potentially responsible party in this matter. TNMP has agreed to settle for a premium payment of $0.3 million, including past contribution credits, to release TNMP from further project economic and risk liability with certain exceptions. The settlement offer is contingent upon final approval of the administrative order by the TCEQ. TNMP is unable to predict the outcome at this time.

(10)	Regulatory and Rate Matters

PNMR

Price-to-Beat Base Rate Reset

Based on the terms of the Texas stipulation related to the acquisition of TNP, First Choice made a filing to reset its price-to-beat base rates in December 2005. First Choice’s price-to-beat base rate case was consolidated with TNMP’s 60-day rate review (see “60-Day Rate Review” below). First Choice requested that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the acquisition stipulation. In May 2006, TNMP, First Choice, the PUCT Staff and other parties filed a non-unanimous settlement agreement. The parties have presented evidence and briefs related to approval of the settlement. On July 20, 2006, the ALJ reopened the record to accept argument concerning the provisions for accumulated deferred federal income taxes and the carrying charges on stranded costs. If the settlement is approved, new rates will be effective with energy delivered October 1, 2006. The Company is unable to predict the outcome of this matter at this time.

Energy Agreement

In 2003, First Choice and Constellation executed a power supply agreement that resulted in Constellation being the primary supplier of power for First Choice’s customers through the end of 2006. Additionally, Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires.

In 2004, FCPSP, a bankruptcy remote entity, was created pursuant to the agreement with Constellation to hold all customer contracts, wholesale power contracts, and certain natural gas contracts previously held by First Choice. Constellation received a lien against the assets of FCPSP to cover the settlement exposure and the mark-to-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

market exposure rather than requiring FCPSP to post alternate collateral for the purchase of power supply. In addition, FCPSP is restricted by covenants that limit the size of FCPSP's unhedged market positions and require that sales by FCPSP retain a positive retail margin. The agreement does not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement. If, however, a change in electricity or gas forward prices increases Constellation's credit exposure to FCPSP beyond a limit based on Constellation's liens in cash and accounts receivable, Constellation will have no obligation to supply additional power to customers of FCPSP unless FCPSP provides letters of credit or other collateral acceptable to Constellation, and FCPSP will be constrained in its ability to sign up additional customers until that credit shortfall is corrected. The existing pricing mechanism under the Constellation power supply agreement expires on December 31, 2006, and the obligations of Constellation to act as a qualified scheduling entity continue until the expiration of the agreement on December 31, 2007.

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

PNM
Gas Rate Case

On May 30, 2006, PNM filed a general gas rate case that asked the PRC to approve an increase in the service fees charged to its 481,000 natural gas customers. The proposal would increase the set monthly fee, the charge tied to monthly usage, and miscellaneous on-demand service fees. Those fees are separate from the cost of gas charged to customers. The monthly cost of gas charge would not be affected by the fee increase. The petition requests an increase in base gas service rates of $20.5 million and an increase in miscellaneous on-demand service rates of approximately $0.2 million. The request is designed to provide PNM’s gas utility an opportunity to earn an 11% return on equity, which is consistent with the average return allowed ten comparable natural gas utilities. The petition also requests approval of a line item that provides a true-up mechanism for operational costs when system-wide gas consumption is lower or higher than what is designed in the rates. PNM anticipates that a hearing on the case will be conducted in December 2006.

Transmission Rate Case

In March 2005, PNM filed a notice with the FERC to increase its wholesale electric transmission revenues. If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which includes other utilities, electric co-operatives and entities, including Wholesale, that purchase wholesale transmission service from PNM. In May 2005, the FERC issued an order in the case suspending the new rates for the standard five-month period and made the new rates effective November 1, 2005, subject to refund. In April 2006, PNM and parties in the case filed an uncontested settlement agreement with the FERC settlement judge that, if approved, would result in an increase in electric transmission revenues of approximately $4.6 million annually. The FERC staff took issue with one element of settlement regarding the standard by which the FERC or a non-party to the settlement could challenge the settlement. PNM responded to the FERC staff’s expression of its issue and identified that the FERC had previously approved settlements containing the standard of review language reflected in PNM’s settlement. In June 2006, the FERC ALJ certified the settlement to the FERC as a contested settlement. The settlement is now pending for action before the FERC. PNM cannot predict the outcome of this proceeding at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Complaint Against Southwestern Public Service Company

In September 2005, PNM filed a complaint under the Federal Power Act against SPS. PNM believes that through its fuel cost adjustment clause, SPS has been overcharging PNM for deliveries of energy under three contracts, and continues to do so. PNM requested that the FERC investigate charges from SPS under its fuel clause for the period 2001 through 2004. PNM’s complaint also alleges that SPS’ demand charge rates for interruptible power sales are excessive and requested that the FERC set a refund effective date of September 13, 2005 for these rates. Settlement conferences were held before a FERC settlement judge throughout the first quarter of 2006. Upon the failure of the parties to reach a settlement, the judge recommended the case proceed to hearing. Fuel cost charges for 2005 and 2006 are being addressed in a separate fuel charge adjustment clause case currently pending before the FERC, in which PNM is an intervenor. The hearing has been held in that case and in May 2006, the ALJ issued an initial decision in that proceeding recommending that SPS make refunds to customers, including PNM, for misapplication of charges in its fuel cost adjustment clause. The parties in that proceeding are currently filing their exceptions to the initial decision, which will go to the FERC for review. Additionally, in November 2005, SPS filed an electric transmission rate case proposing to raise rates charged to customers effective July 2006. PNM has intervened in the case and objected to the proposed rate increase. While PNM and SPS continue to engage in settlement discussions in this docket, PNM cannot predict if settlement will be reached in the SPS rate case docket or the outcome of the remaining SPS proceedings at the FERC.

TNMP

TNMP True-Up Proceeding

The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. A 2004 PUCT decision established $87.3 million as TNMP’s stranded costs.

In April 2005, the PUCT ruled that TNMP be allowed recovery of $39.2 million of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004. TNMP was limited under GAAP in its recognition for income statement purposes to only the debt related portion of the carrying charges, and TNMP was prohibited from income statement recognition of the equity portion of the carrying charges until the actual receipt of those amounts from customers. As of June 30, 2006, the debt-related portion totaled $37.9 million and is included in Carrying Charges on Stranded Costs in TNMP’s Condensed Consolidated Balance Sheet. As of June 30, 2006, the equity-related portion of carrying costs totaled $29.5 million. TNMP expects to collect its total carrying costs from customers.

In July 2005, the PUCT issued a final order confirming the calculation of carrying costs and the amount of stranded costs allowed for recovery. TNMP and other parties appealed the July PUCT order. On July 24, 2006, the district court in Austin, Texas affirmed the PUCT order. TNMP is considering an appeal of that decision. Additionally, the PUCT has adopted an amended rule that will reduce the amount of carrying charges recognized in earnings by TNMP on a prospective basis. The PUCT approved an amendment to the true-up rule at the June 29, 2006 open meeting. The amendment will result in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a Competition Transition Charge (CTC). The Commission concluded that the correct rate at which a utility should accrue carrying costs through a CTC is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility’s most recently authorized capital structure. The marginal cost of debt will be based upon the average yield for long-term public utility bonds of the utility's credit rating published in Moody's Credit Perspectives, and will be grossed-up to account for the effects of federal income taxes. The new rate is yet to be determined, but this change will effect TNMP by lowering the current approved interest rate of 10.93%. This change in carrying charges will affect the rates set in TNMP's CTC filing. The rule went into effect on July 20, 2006, and TNMP is required to make a compliance filing within thirty days.

60-Day Rate Review

In November 2005, TNMP made its required 60-day rate review filing. TNMP’s case establishes a competition transition charge for recovery of the true-up balance. As noted above, TNMP’s 60-day rate review, along with First Choice’s price-to-beat rate reset filing, were consolidated. See "Price-To-Beat Rate Reset" above for further updates.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	Variable Interest Entities

PNMR and PNM

PNM has evaluated its PPAs under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (Revised December 2003) (“FIN 46R”), and determined that one purchase contract entered into prior to December 31, 2003 qualifies as a variable interest. Although PNM has continued to make ongoing efforts to obtain information, PNM was unable to obtain the necessary information needed to determine if PNM was the primary beneficiary and if consolidation was needed despite efforts including a formal written request to the operator of the entity supplying power under the PPA. The operator cited legal and competitive reasons for refusing to provide the information.

This variable interest PPA is a contract under an operating lease to purchase 132 MW of capacity and energy expiring in June 2020. The contract contains a fixed capacity charge, a fixed O&M charge, and a variable energy charge that subjects PNM to the changes in the cost of fuel and O&M. For the three months ended June 30, 2006 and 2005, the capacity and O&M charge was $1.9 million and $1.6 million, respectively, and the energy charges were $0.5 million and $0.2 million, respectively. For the six months ended June 30, 2006 and 2005, the capacity and O&M charge was $3.7 million and $3.3 million, respectively, and the energy charges were $0.4 million and $0.6 million, respectively. The contract is for the full output of a specific gas generating plant and is currently accounted for as an operating lease by PNM. Under this contract PNM is exposed to changes in the costs to produce energy and operate the plant.

PNM also has interests in other variable interest entities created before January 31, 2003, for which PNM is not the primary beneficiary. These arrangements include PNM’s investment in a limited partnership and certain PNM leases. The aggregate maximum loss exposure at June 30, 2006, that PNM could be required to record in its Condensed Consolidated Statement of Earnings as a result of these arrangements totals approximately $4.6 million. The creditors of these variable interest entities do not have recourse to the general credit of PNM or PNMR in excess of the aggregate maximum loss exposure.

(12)	Related Party Transactions

PNMR, PNM and TNMP are considered related parties as defined in SFAS No. 57, “Related Party Disclosures.” TNMP became a related party effective on the date of PNMR’s acquisition of TNP.

PNMR Services Company provides corporate services to PNMR and its subsidiaries including PNM, Avistar, TNP, TNMP, First Choice and Altura in accordance with shared services agreements. These services are billed at cost on a monthly basis and allocated to the subsidiaries. In addition, PNMR pays certain expenses for PNM and TNMP that are then reimbursed to PNMR.

PNMR files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PNMR and each of its affiliated companies. These agreements provide that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PNMR. If there are net operating losses and/or tax credits, the subsidiary shall receive payment for the tax savings from PNMR to the extent that PNMR is able to utilize those benefits. For the three and six months ended June 30, 2006, PNM and TNMP made no tax-sharing payments to PNMR. For the three and six months ended June 30, 2005, PNMR made $18.2 million of tax-sharing payments to PNM. For the period June 6 through June 30, 2005, TNMP made no tax-sharing payments to PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2006, the Board approved affiliate borrowing arrangements between PNMR and its subsidiaries that would authorize each subsidiary to borrow up to $50.0 million from PNMR. Neither PNM nor TNMP has any amounts outstanding under this borrowing agreement as of June 30, 2006 and December 31, 2005.

PNM and TNMP have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of power and transmission purchases and certain shared planning and design services billed to TNMP from PNM. Transactions between affiliates are reported separately on their financial statements, but are eliminated in the consolidation of PNMR’s financial statements.

PNM

Pursuant to an affiliate borrowing agreement, PNM has issued a promissory note for $20.0 million to PNMR payable on or before September 30, 2006. Under the agreement, PNM agrees to pay all applicable interest on the outstanding balance at the interest rates provided in the agreement. As of June 30, 2006 and December 31, 2005, there is no outstanding balance on the promissory note.

PNM sells electricity and energy-scheduling services to TNMP under a long-term wholesale power contract.

The tables below describe the nature and amount of material transactions PNM has with PNMR and TNMP. TNMP became a related party effective on the date of PNMR’s acquisition of TNP, or June 6, 2005; therefore, the related party transaction amounts between PNMR, PNM and TNMP are reported after that date.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
PNMR Transactions with PNM
Shared services billings from PNMR to PNM	$30,759	$25,754	$62,376	$51,290

PNM Transactions with TNMP
Electricity & energy-scheduling
billings to TNMP	$12,358	$2,904	$27,371	$2,904

	June 30, 2006	December 31, 2005
	(In thousands)
PNM payable to PNMR	$61,274	$50,070

PNM receivable from TNMP net of transmission purchases	$ 8,613	$ 4,130

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP

Effective with the close of the acquisition of TNP on June 6, 2005, all TNMP employees who were providing corporate support to TNP and First Choice became employees of PNMR Services Company. PNMR Services Company provides corporate services to TNMP per a shared services agreement.

TNMP purchases all the electricity for its New Mexico customers’ needs (except for one major customer) and energy-scheduling services under the long-term wholesale power contract with PNM described above.

TNMP sells transmission services to First Choice.

The tables below describe the nature and amount of transactions TNMP has with PNMR and PNM. TNMP became a related party effective on the date of PNMR’s acquisition of TNP, or June 6, 2005; therefore, the related party transaction amounts between TNMP, PNMR and PNM are reported after that date.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
TNMP Transactions with PNMR
Shared services billings from PNMR	$8,948	$1,145	$18,288	$1,145

TNMP Transactions with PNM
Electricity & energy-scheduling billings from PNM	$12,358	$2,904	$27,371	$2,904

TNMP Transactions with First Choice
Transmission service billing to First Choice	$17,880	$7,502	$33,167	$7,502

	June 30, 2006	December 31, 2005
	(In thousands)
TNMP payable to PNMR	$ 8,932	$3,043

TNMP payable to PNM net of transmission sales	$ 8,613	$4,130

TNMP receivable from First Choice	$10,809	$9,565

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)	New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that the Company recognize only the impact of tax positions that, based on their merits, are more likely than not to be sustained upon IRS audit. It also requires expanded financial statement disclosure of such positions. FIN 48 is effective for the 2007 fiscal year. The Company is currently evaluating the impact of FIN 48, if any, on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments," (an Amendment of FASB Statements No. 133 and 140)” (“SFAS 155”). The standard allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The standard is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its results of operations and financial condition, but does not expect it will have a material impact.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR, PNM and TNMP is presented both on a combined basis as applicable, and on a separate basis. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding specific contractual obligations generally reference the entity that is legally obligated. In the case of contractual obligations of PNM and TNMP, these obligations are consolidated with PNMR and its subsidiaries under GAAP. A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1.

RESULTS OF OPERATIONS - EXECUTIVE SUMMARY

During the first six months of 2006, the Company experienced higher earnings from the prior year primarily due to the TNP and Twin Oaks acquisitions. However, 2006 results were impacted by plant outages at PVNGS, the last phase of a 2003 agreed upon retail electric rate reduction, higher purchased power costs, consumer conservation in response to high natural gas prices and charges for financing. Strong performance at PNM's SJGS and Four Corners plants helped to offset the impact of the Unit 1 extended outage at PVNGS. The TNP acquisition was accretive to earnings during the first full year of operation after the transaction was completed. Twin Oaks contributed $5.2 million, net of income taxes year-to-date. The Company cannot predict what impact the increase in market prices for power and natural gas will have on its future results of operations.

PVNGS Operations

PNM is a participant of PVNGS, of which APS is the operating agent. APS operated PVNGS Unit 1 at reduced power levels from December 25, 2005 through March 18, 2006, due to a vibration in the PVNGS Unit 1 shutdown cooling lines. As a result, PNM received approximately 24 MW of power from PVNGS Unit 1 of capacity rated load of 130 MW during this period, based on its 10.2% undivided interest in PVNGS. On March 18, 2006, APS shut down PVNGS Unit 1 completely to perform inspections and tests, after which APS determined that certain work could be performed to assure that PVNGS Unit 1 will be operating during the peak summer months. APS moved the valve which was vibrating closer to the reactor vessel. APS then restarted the unit and performed testing documenting that the vibrations were no longer a problem. Tests also confirmed that the new fuel load was performing as designed, that the new steam generators were operating satisfactorily, and that the new low-pressure steam turbine internals were performing safely. APS reconnected Unit 1 to the electrical grid on July 7, 2006. The Unit achieved full power on July 16, 2006.

The operation of PVNGS not only affected PNM’s ability to make off-system sales, but also caused PNM to purchase power to serve its retail electric customers. PNM estimates that the shut-down of PVNGS Unit 1 resulted in a reduction in consolidated gross margin, or operating revenues minus cost of energy sold, of $22.5 million before income taxes for the six months ended June 30, 2006.

Business and Strategy

The Company is positioned as a merchant utility, primarily operating as a regulated energy service provider. The Company is engaged in the sale and marketing of electricity in the competitive wholesale energy marketplace. In addition, through First Choice, the Company is a retail electric provider in Texas under legislation that established retail competition. PNM and TNMP are under the jurisdiction of the FERC. PNM is under the jurisdiction of the NMPRC while TNMP operates under the jurisdiction of the PUCT in Texas and the NMPRC in New Mexico.

The Company intends to develop both its retail and wholesale business by expanding its current operations and by acquiring additional value-enhancing assets. On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased Twin Oaks, a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas, from subsidiaries of Sempra for $480.0 million in cash. The Twin Oaks purchase agreement also includes the development rights for a possible 600 MW expansion of the plant. The necessary permits for the expansion are being obtained, which are expected in 2007. An additional $2.5 million payment will be made to Sempra upon the issuance of an air permit for the expansion and an additional $2.5 million will be paid if and when Altura begins construction of the expansion. PNMR has not made a decision regarding the Twin Oaks expansion, but it is considering a variety of options, including self development or sale to a third party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Also in April 2006, construction of Luna, a combined-cycle power plant near Deming, New Mexico was completed and the plant became operational. PNM owns one-third of the plant and managed the construction project. Luna will operate as a PNM merchant facility and PNM's 190 MW share of its power will be sold into the wholesale market.

PNM reached agreement in July 2006 with an unaffiliated supplier to purchase up to 32 MW of renewable power and energy from a biomass-fueled generating plant to be constructed in New Mexico.  The contract for purchasing power extends for 20 years.  Biomass fuel consists of resources such as agricultural waste, woody vegetation and small diameter timber.  The agreement is subject to approval by the NMPRC.

Segment Information

The following discussion is based on the segment methodology that the Company’s management uses for making operating decisions and assessing performance of its various business activities; therefore, operating results for each segment are presented without regard to the effect of accounting or regulatory changes and similar other items not related to normal operations. See Note 3 for a detailed description of the Company’s operating segments.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to “Disclosure Regarding Forward Looking Statements” in this Item 2 and to Part II, Item 1A. “Risk Factors.”

RESULTS OF OPERATIONS - PNMR

THREE MONTHS ENDED JUNE 30, 2006
COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

PNMR’s net earnings for the three months ended June 30, 2006 were $16.3 million, or $0.23 per diluted share of common stock, compared to $1.5 million or $0.02 per diluted share of common stock for the three months ended June 30, 2005. The Company experienced higher earnings primarily due to First Choice operations, which PNMR did not have until the TNP acquisition in June 2005 and the addition of Twin Oaks, which PNMR acquired in April 2006. Earnings were negatively impacted by below normal levels of plant performance due to the outages at PVNGS which reduced the amount of electricity PNM could sell into the wholesale market and forced PNM to purchase power to meet its jurisdictional and contractual wholesale needs. Also affecting PNMR's earnings was the last phase of an agreed upon 2003 rate reduction which went into effect September 2005 and charges for financing. The Company expects to request an increase in current PNM electric rates, to become effective January 1, 2008.

As noted above, the following discussion is based on the segment methodology that management uses for making operating decisions and assessing performance of its various business activities. In addition, adjustments related to EITF 03-11 are excluded from the Wholesale segment and are instead included in the Corporate and Other segment. This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives. Management evaluates Wholesale on a gross presentation basis due to its primarily net-asset-backed marketing strategy and the importance it places on PNM’s ability to repurchase and remarket previously sold capacity. The other segments are not affected by EITF 03-11.

Corporate costs, income taxes and non-operating items are discussed on a consolidated basis for PNMR and are in conformity with the presentation in PNMR’s Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulated Operations

PNM Electric

The table below sets forth the operating results for PNM Electric:

	Three Months Ended
	June 30,
	2006	2005	Variance
	(In thousands)
Operating revenues	$146,336	$138,781	$7,555
Less: Cost of energy	43,308	44,998	(1,690)
Intersegment energy transfer	8,524	(3,412)	11,936
Gross margin	94,504	97,195	(2,691)
Energy production costs	30,874	31,800	(926)
Transmission and distribution O&M	8,723	7,240	1,483
Customer related expense	4,228	4,679	(451)
Administrative and general	(1,054)	2,723	(3,777)
Total non-fuel O&M	42,771	46,442	(3,671)
Corporate allocation	18,515	14,753	3,762
Depreciation and amortization	14,316	17,495	(3,179)
Taxes other than income taxes	5,278	4,591	687
Income taxes	1,852	2,155	(303)
Total non-fuel operating expenses	82,732	85,436	(2,704)
Operating income	$11,772	$11,759	$13

The following table shows electric revenues by customer class and average customers:

PNM Electric Revenues

	Three Months Ended
	June 30,
	2006	2005	Variance
	(In thousands, except customers)
Residential	$52,026	$50,044	$1,982
Commercial	65,572	63,723	1,849
Industrial	15,588	15,340	248
Transmission	7,193	4,574	2,619
Other	5,957	5,100	857
	$146,336	$138,781	$7,555

Average customers	428,626	416,231	12,395

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

PNM Electric Sales

	Three Months Ended
	June 30,
	2006	2005	Variance
	(Megawatt hours)
Residential	647,422	606,419	41,003
Commercial	929,221	872,242	56,979
Industrial	332,579	317,672	14,907
Other	71,558	62,147	9,411
	1,980,780	1,858,480	122,300

Operating revenues increased $7.6 million, or 5.4%, for the three months ended June 30, 2006 compared to the same period of 2005. Retail electricity sales increased 6.6%, to 1.98 million MWh in the second quarter of 2006 compared to 1.86 million MWh for the same period in 2005. Customer growth was 3.0% quarter over quarter, and weather-normalized retail electric load growth for the second quarter of 2006 was 5.5%. Customer load growth, when normalized for the impact of weather, increased revenues by $6.2 million. Increased usage due to warmer weather increased revenues $1.6 million. In addition, increased transmission revenues, primarily from point-to-point customers, increased revenues $2.4 million. These revenue increases were partially offset by a decrease in revenues of $3.4 million due to a 2.5% rate reduction that was effective beginning September 2005.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $2.7 million, or 2.8%, for the three months ended June 30, 2006 primarily due to the reduction in power plant availability and the rate decrease. Plant outages at PVNGS during the quarter created an increase in purchased power expense to serve load. These decreases were partially offset by increased revenues associated with retail load growth and warmer weather.

Total non-fuel O&M expenses decreased $3.7 million, or 7.9%, for the three months ended June 30, 2006 compared to the same period of 2005. Energy production costs decreased $0.9 million, or 2.9%. Reduced plant outages at SJGS, Four Corners and Reeves decreased expenses $2.1 million. These decreases were partially offset by plant outage costs at PVNGS which increased expenses $1.1 million in the second quarter of 2006. Transmission and distribution O&M expenses increased $1.5 million or 20.5% primarily due to increased maintenance costs for outage restoration and reliability purposes. Customer related expenses decreased $0.5 million or 9.6% primarily due to a transfer of employees to the corporate level (and allocated through the corporate allocation). Administrative and general expenses decreased $3.8 million due to higher capitalized costs of $2.2 million for increased construction activity, lower legal and consulting costs of $0.8 million related to routine business matters, and several immaterial items.

Depreciation and amortization decreased $3.2 million, or 18.2% primarily due to an increase in the estimated useful life at SJGS. Taxes other than income increased $0.7 million or 15.0% primarily due to adjustments to reflect the property values in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TNMP Electric

PNMR acquired TNP, the parent of TNMP, on June 6, 2005, and results in this section are presented from the acquisition date forward only. Comparable results from 2005 are not presented.

The table below sets forth the operating results for TNMP Electric:

	Three Months Ended	For the Period
	June 30,	June 6 - June 30,
	2006	2005
	(In thousands)
Operating revenues	$61,456	$19,235
Less: Cost of energy	22,652	6,702
Gross margin	38,804	12,533
Transmission and distribution O&M	5,399	1,150
Customer related expense	1,396	302
Administrative and general	(114)	288
Total non-fuel O&M	6,681	1,740
Corporate allocation	8,404	1,461
Depreciation and amortization	7,831	2,085
Taxes other than income taxes	5,872	1,885
Income taxes	1,239	1,175
Total non-fuel operating expenses	30,027	8,346
Operating income	$8,777	$4,187
The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

	Three Months Ended	For the Period
	June 30,	June 6 - June 30,
	2006	2005
	(In thousands, except customers)
Residential	$20,651	$7,857
Commercial	22,661	6,522
Industrial	8,576	2,607
Other	9,568	2,249
	$61,456	$19,235

Average customers *	262,268	258,251

* Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen. Therefore, TNMP Electric earns revenue for the delivery of energy to First Choice and First Choice earns revenue on the usage of that energy by its customers. The average customers reported above include 146,549 and 157,813 customers of TNMP Electric at June 30, 2006 and 2005, respectively, who have chosen First Choice as their REP. These TNMP Electric customers are also included below in the First Choice segment. For PNMR consolidated reporting purposes, these customers are included only once in the consolidated customer count.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

TNMP Electric Sales *

	Three Months Ended	For the Period
	June 30,	June 6 - June 30,
	2006	2005
	(Megawatt hours)
Residential	806,148	275,271
Commercial	931,064	189,767
Industrial	401,524	144,791
Other	31,756	8,590
	2,170,492	618,419

* The MWh reported above include 635,125 and 257,770 MWh used by customers of TNMP Electric at June 30, 2006 and 2005, respectively, who have chosen First Choice as their REP. These MWh are also included below in the First Choice segment.

TNMP Electric’s gross margin was $38.8 million for the three months ended June 30, 2006. The significant factors that impacted gross margin include a decrease in revenues due to rate reductions in both Texas and New Mexico, lower revenues due to a reduction in operations of a major customer in New Mexico and increased transmission costs. These decreases were partially offset by customer growth and weather impacts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM Gas

The table below sets forth the operating results for PNM Gas:

	Three Months Ended
	June 30,
	2006	2005	Variance
	(In thousands)
Operating revenues	$68,961	$82,384	$(13,423)
Less: Cost of energy	42,168	53,292	(11,124)
Gross margin	26,793	29,092	(2,299)
Energy production costs	615	569	46
Transmission and distribution O&M	7,186	6,672	514
Customer related expense	4,609	5,038	(429)
Administrative and general	(233)	1,384	(1,617)
Total non-fuel O&M	12,177	13,663	(1,486)
Corporate allocation	11,559	8,514	3,045
Depreciation and amortization	5,994	5,596	398
Taxes other than income taxes	2,145	2,057	88
Income taxes	(3,236)	(1,442)	(1,794)
Total non-fuel operating expenses	28,639	28,388	251
Operating income/(loss)	$(1,846)	$704	$(2,550)

The following table shows gas revenues by customer and average customers:

PNM Gas Revenues

	Three Months Ended
	June 30,
	2006	2005	Variance
	(In thousands, except customers)
Residential	$38,514	$43,350	$(4,836)
Commercial	13,363	13,418	(55)
Industrial	1,514	282	1,232
Transportation*	2,827	3,129	(302)
Other	12,743	22,205	(9,462)
	$68,961	$82,384	$(13,423)

Average customers	480,502	469,797	10,705

*Customer-owned gas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows gas throughput by customer class:

PNM Gas Throughput

	Three Months Ended
	June 30,
	2006	2005	Variance
	(Thousands of decatherms)
Residential	3,058	3,946	(888)
Commercial	1,391	1,576	(185)
Industrial	195	45	150
Transportation*	9,371	9,102	269
Other	1,501	3,194	(1,693)
	15,516	17,863	(2,347)

*Customer-owned gas.

Operating revenues decreased $13.4 million, or 16.3%, for the three months ended June 30, 2006, compared to the same period of 2005, primarily due to decreased sales volumes due to warmer weather and customer conservation resulting from higher natural gas prices. These decreases were partially offset by higher natural gas prices and customer growth. PNM Gas purchases natural gas in the open market and resells it at no profit to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the consolidated gross margin or earnings of PNM Gas. Total gas sales volumes decreased 13.1% and customer growth increased 2.3% quarter over quarter.

The gross margin, or operating revenues minus cost of energy sold, decreased $2.3 million, or 7.9%, for the three months ended June 30, 2006 compared to the same period of 2005. Warmer weather reduced customer usage, which caused gross margin to decrease $1.8 million and conservation reduced usage $1.7 million. These decreases were offset by customer growth, which increased margin $1.5 million.

Total non-fuel O&M expenses decreased $1.5 million, or 10.9%, for the three months ended June 30, 2006 compared to the same period of 2005. Administrative and general expenses decreased $1.6 million primarily due to higher capitalized costs resulting from higher construction activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unregulated Operations

Wholesale

The table below sets forth the operating results for Wholesale:

	Three Months Ended
	June 30,
	2006	2005	Variance
	(In thousands)
Operating revenues	$154,494	$142,282	$12,212
Less: Cost of energy	119,869	119,653	216
Intersegment energy transfer	(8,524)	3,412	(11,936)
Gross margin	43,149	19,217	23,932
Energy production costs	12,238	7,447	4,791
Transmission and distribution O&M	31	13	18
Customer related expense	304	104	200
Administrative and general	1,853	1,689	164
Total non-fuel O&M	14,426	9,253	5,173
Corporate allocation	1,882	1,016	866
Depreciation and amortization	7,155	4,041	3,114
Taxes other than income taxes	2,072	811	1,261
Income taxes	3,219	44	3,175
Total non-fuel operating expenses	28,754	15,165	13,589
Operating income	$14,395	$4,052	$10,343

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows revenues by customer class:

Wholesale Revenues

	Three Months Ended
	June 30,
	2006	2005	Variance
	(In thousands)
Long-term contracts	$73,924	$37,897	$36,027
Short-term sales	80,570	104,385	(23,815)
	$154,494	$142,282	$12,212

The following table shows sales by customer class:

Wholesale Sales

	Three Months Ended
	June 30,
	2006	2005	Variance
	(Megawatt hours)
Long-term contracts	1,102,365	563,482	538,883
Short-term sales	1,569,151	1,949,416	(380,265)
	2,671,516	2,512,898	158,618

Operating revenues increased $12.2 million, or 8.6%, for the three months ended June 30, 2006, compared to the same period of 2005, primarily due to the acquisition of Twin Oaks. Twin Oaks increased revenue by $32.8 million of which $15.7 million related to an existing power agreement and $16.9 million for the amortization of the fair value of a sales contract existing as of the date of the acquisition (see Note 2). Wholesale sold 2.67 million MWh of electricity in the second quarter of 2006 compared to 2.51 million MWh for the same period in 2005, an increase of 6.3%. These increases were partially offset by a decrease in short-term sales of $23.8 million resulting from decreased marketing activity due to reduced plant availability.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $23.9 million for the three months ended June 30, 2006 compared to the same period of 2005 primarily due to the addition of Twin Oaks.

The long-term sales margin increased $19.6 million for the three months ended June 30, 2006, compared to the same period of 2005, due to the addition of Twin Oaks, which increased margin $21.6 million. This increase was partially offset by plant outage costs of $1.6 million. Short-term margin increased $4.4 million due to a decrease in purchase prices, partially offset by lower plant availability and increased retail loads, which caused a decrease in energy available to sell in the wholesale market. PNM Wholesale's mark-to-market position decreased $2.4 million in the second quarter of 2006, from a $0.1 million decrease for the same period in 2005.

Total non-fuel O&M expenses increased $5.2 million, or 55.9%, for the three months ended June 30, 2006. Energy production costs increased $4.8 million, or 64.3%, primarily due to PVNGS increased outage costs of $3.0 million and the addition of Twin Oaks costs of $1.6 million and Luna costs of $0.8 million, which the Company did not have in 2005. These increases were partially offset by the elimination of a regulatory liability, which decreased expenses $0.6 million.

Depreciation and amortization increased $3.1 million, or 77.1%, for the three months ended June 30, 2006 primarily due to the addition of Twin Oaks, which increased expense $4.0 million, partially offset by changes in the depreciation rates at the Afton and Lordsburg plants, which decreased expense $0.6 million. Taxes other than income increased $1.3 million primarily due to the addition of Twin Oaks.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Choice

PNMR acquired TNP on June 6, 2005, and results in this section are presented from the acquisition date forward only. Comparable results from 2005 are not presented.

The table below sets forth the operating results for First Choice:

	Three Months Ended	For the Period
	June 30,	June 6 - June 30,
	2006	2005
	(In thousands)
Operating revenues	$154,908	$43,031
Less: Cost of energy	118,073	34,083
Gross margin	36,835	8,948
Customer related expense	2,411	466
Administrative and general	8,444	1,089
Total non-fuel O&M	10,855	1,555
Corporate allocation	3,156	1,130
Depreciation and amortization	510	105
Taxes other than income taxes	1,356	512
Income taxes	7,363	2,020
Total non-fuel operating expenses	23,240	5,322
Operating income	$13,595	$3,626

The following table shows electric revenues by customer class and average customers:

First Choice Electric Revenues

	Three Months Ended	For the Period
	June 30,	June 6 - June 30,
	2006	2005
	(In thousands, except customers)
Residential	$89,181	$29,265
Mass-market	23,789	6,615
Mid-market	33,866	5,864
Other	8,072	1,287
	$154,908	$43,031

Average customers *	217,162	215,965

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

First Choice Electric Sales *

	Three Months Ended	For the Period
	June 30,	June 6 - June 30
	2006	2005
	(Megawatt hours)
Residential	636,662	246,332
Mass-market	161,019	55,424
Mid-market	308,420	67,420
Other	13,183	2,949
	1,119,284	372,125

* See note above in the TNMP Electric segment discussion about the impact of TECA.

First Choice’s gross margin was $36.8 million for the three months ended June 30, 2006. The significant factors that impacted gross margin included increases in price margins driven by increased competitive and price to beat sales prices and an increase in mark-to-market gains. These increases were partially offset by customer attrition and amortization of the fair value of sales and purchase contracts existing as of the date of the acquisition. As part of the acquisition of TNP, PNMR determined the fair value of a First Choice contractual obligation to purchase power and an obligation to sell power that are being amortized over the contract lives, or approximately three years.

Corporate and Other

Corporate Administrative and General Expenses

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and are presented in the corporate allocation line item in the segment statements. These costs increased $9.3 million, or 26.6%, to $44.3 million for the three months ended June 30, 2006 compared to the same period of 2005. This increase was primarily due to $5.7 million in additional expenses for insurance, benefits and corporate support activities for TNP, which PNMR did not incur until the acquisition of TNP in June 2005. Wages and benefit costs increased $3.8 million due to a transfer of employees to corporate and increases in projected payout of employee incentive programs. Maintenance fees for software increased $2.1 million. Legal and consulting expenses increased $1.1 million for routine business matters. Stock-based compensation expense increased $0.6 million, primarily due to the adoption of SFAS 123R (see Note 6). These increases were partially offset by a decrease of $3.3 million of acquisition related costs.

Depreciation Expense

Corporate and other depreciation expense decreased $4.2 million, or 66.0%, to $2.1 million, primarily due to the write-off of software costs in the second quarter of 2005.

Taxes Other Than Income

Corporate and other taxes other than income increased $0.8 million to $1.5 million primarily due to an increase in payroll taxes resulting from a transfer of employees to corporate and a higher tax base from the TNP acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNMR Consolidated

Other Income and Deductions

Interest income decreased $2.7 million, or 23.3%, for the three months ended June 30, 2006 due primarily to interest earned on the investment of proceeds related to the sale of hybrid income term securities invested from March 31, 2005 until the TNP acquisition on June 6, 2005.

Other income decreased $0.7 million or 27.0% from the prior year quarter primarily due to lower returns on investments.

Carrying charges on regulatory assets were $2.0 million for the three months ended June 30, 2006. This represents interest income on TNMP regulatory assets.

Other deductions increased approximately $1.0 million or 61.9% for the three months ended June 30, 2006 due primarily to an increase in investment losses.

Interest Charges

PNMR’s consolidated interest charges increased by $15.0 million for the three months ended June 30, 2006, compared to the same period of 2005, primarily due to $5.1 million of interest charges related to debt from the TNP acquisition, which PNMR did not incur until the acquisition of TNP in June 2005, interest and refinancing costs of $1.3 million related to the equity-linked units issued in March and October of 2005, $5.7 million of interest charges related to the bridge loan associated with the Altura purchase of Twin Oaks, which occurred on April 18, 2006, and $4.4 million of interest charges related to commercial paper borrowings. These increased charges were partially offset by $0.8 million of interest capitalized in connection with capital construction projects.

Income Taxes

PNMR’s consolidated income tax expense was $10.0 million for the three months ended June 30, 2006, compared to $1.3 million for the same period of 2005. PNMR’s effective operating income tax rates for the three months ended June 30, 2006 and 2005 were 38.4% and 40.5%, respectively. PNMR’s effective non-operating income tax rates for the three months ended June 30, 2006 and 2005 were 37.1% and 35.3%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - PNMR

SIX MONTHS ENDED JUNE 30, 2006
COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

PNMR’s net earnings for the six months ended June 30, 2006 were $42.6 million, or $0.61 per diluted share of common stock, compared to $32.1 million or $0.50 per diluted share of common stock for the six months ended June 30, 2005 primarily due to the First Choice operations and the addition of Twin Oaks. As discussed above, PNM experienced below normal levels of plant performance due to unexpected plant outages at PVNGS, which reduced the amount of electricity PNM sold in the wholesale market and forced PNM to purchase power to meet jurisdictional and contractual wholesale needs. Also affecting PNMR's earnings was the last phase of an agreed upon 2003 rate reduction which went into effect September 2005 and charges for financing.

As noted above, the following discussion is based on the segment methodology that management uses for making operating decisions and assessing performance of its various business activities. In addition, adjustments related to EITF 03-11 are excluded from the Wholesale segment and are instead included in the Corporate and Other segment. This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives. Management evaluates Wholesale on a gross presentation basis due to its primarily net-asset-backed marketing strategy and the importance it places on PNM’s ability to repurchase and remarket previously sold capacity. The other segments are not affected by EITF 03-11.

Corporate costs, income taxes and non-operating items are discussed on a consolidated basis for PNMR and are in conformity with the presentation in PNMR’s Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulated Operations

PNM Electric

The table below sets forth the operating results for PNM Electric:

	Six Months Ended
	June 30,
	2006	2005	Variance
	(In thousands)
Operating revenues	$285,114	$272,963	$12,151
Less: Cost of energy	88,782	92,401	(3,619)
Intersegment energy transfer	3,346	(17,535)	20,881
Gross margin	192,986	198,097	(5,111)
Energy production costs	60,117	60,281	(164)
Transmission and distribution O&M	16,368	14,625	1,743
Customer related expense	7,958	8,700	(742)
Administrative and general	1,637	5,290	(3,653)
Total non-fuel O&M	86,080	88,896	(2,816)
Corporate allocation	36,163	30,209	5,954
Depreciation and amortization	29,288	35,053	(5,765)
Taxes other than income taxes	11,475	10,018	1,457
Income taxes	4,924	6,654	(1,730)
Total non-fuel operating expenses	167,930	170,830	(2,900)
Operating income	$25,056	$27,267	$(2,211)

The following table shows electric revenues by customer class and average customers:

PNM Electric Revenues

	Six Months Ended
	June 30,
	2006	2005	Variance
	(In thousands, except customers)
Residential	$107,354	$104,058	$3,296
Commercial	122,651	119,889	2,762
Industrial	30,329	30,543	(214)
Transmission	14,238	9,038	5,200
Other	10,542	9,435	1,107
	$285,114	$272,963	$12,151

Average customers	427,273	415,028	12,245

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

PNM Electric Sales

	Six Months Ended
	June 30,
	2006	2005	Variance
	(Megawatt hours)
Residential	1,335,894	1,260,512	75,382
Commercial	1,732,921	1,639,618	93,303
Industrial	646,587	633,488	13,099
Other	126,421	114,016	12,405
	3,841,823	3,647,634	194,189

Operating revenues increased $12.2 million, or 4.5%, for the six months ended June 30, 2006 compared to the same period of 2005. Retail electricity sales increased 5.3%, to 3.84 million MWh in the first six months of 2006 compared to 3.65 million MWh for the same period in 2005. Customer growth was 3.0% year over year and weather-normalized retail electric load growth for the first six months of 2006 was 4.8%. Customer load growth, when normalized for the impact of weather, increased revenues by $11.7 million. Increased usage due to warmer weather increased revenues $1.5 million. In addition, increased transmission revenues, primarily from point-to-point customers, increased revenues $5.2 million. These revenue increases were partially offset by a decrease in revenues of $6.9 million due to a 2.5% rate reduction which was effective beginning September 2005.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $5.1 million, or 2.6%, for the six months ended June 30, 2006 primarily due to the reduction of power plant availability and the rate decrease. Plant outages at PVNGS during the first six months created an increase in purchased power requirements to serve load. These decreases were partially offset by increased revenues associated with retail load growth.

Total non-fuel O&M expenses decreased $2.8 million, or 3.2%, for the six months ended June 30, 2006 compared to the same period of 2005. Energy production costs were relatively unchanged in the second quarter of 2006. Reduced plant outages at Reeves ($1.6 million), Four Corners ($0.6 million), and SJGS ($0.2 million), were mostly offset by increased plant outage costs of $1.3 million at PVNGS. In addition, a new water sharing agreement at SJGS with the Jicarilla Apache Tribe, which started in January 2006, increased energy production costs by $0.3 million. Transmission and distribution O&M expenses increased $1.7 million or 11.9% primarily due to increased maintenance costs for outage restoration and reliability purposes. Customer related expenses decreased $0.7 million, or 8.5%, primarily due to a transfer of employees to the corporate level and allocated through the corporate allocation. Administrative and general expenses decreased $3.7 million, or 69.1%, due to higher capitalized costs of $2.1 million and lower legal and consulting costs of $1.2 million related to routine business matters.

Depreciation and amortization decreased $5.8 million, or 16.4%, primarily due to an increase in the estimated useful life at SJGS, partially offset by asset additions placed in service during 2005. Taxes other than income increased $1.5 million or 14.5% due to a general increase in property taxes from various taxing authorities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TNMP Electric

PNMR acquired TNP, the parent of TNMP, on June 6, 2005, and results in this section are presented for 2006 only, comparable results from 2005 are not presented.

The table below sets forth the operating results for TNMP Electric:

	Six Months Ended	For the Period
	June 30,	June 6 - June 30,
	2006	2005
	(In thousands)
Operating revenues	$124,141	$19,235
Less: Cost of energy	49,823	6,702
Gross margin	74,318	12,533
Transmission and distribution O&M	10,112	1,150
Customer related expense	2,600	302
Administrative and general	284	288
Total non-fuel O&M	12,996	1,740
Corporate allocation	18,014	1,461
Depreciation and amortization	15,563	2,085
Taxes other than income taxes	11,479	1,885
Income taxes	566	1,175
Total non-fuel operating expenses	58,618	8,346
Operating income	$15,700	$4,187

The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

	Six Months Ended	For the period
	June 30,	June 6 - June 30,
	2006	2005
	(In thousands, except customers)
Residential	$39,931	$7,857
Commercial	43,507	6,522
Industrial	21,640	2,607
Other	19,063	2,249
	$124,141	$19,235

Average customers *	261,602	258,251

* Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen. Therefore, TNMP Electric earns revenue for the delivery of energy to First Choice and First Choice earns revenue on the usage of that energy by its customers. The average customers reported above include 147,782 and 157,813 customers of TNMP Electric at June 30, 2006 and 2005, respectively, who have chosen First Choice as their REP. These TNMP Electric customers are also included below in the First Choice segment. For PNMR consolidated reporting purposes, these customers are included only once in the consolidated customer count.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

TNMP Electric Sales *

	Six Months Ended	For the period
	June 30,	June 6 - June 30,
	2006	2005
	(Megawatt hours)
Residential	1,334,494	275,271
Commercial	1,426,121	189,767
Industrial	942,643	144,791
Other	60,715	8,590
	3,763,973	618,419

* The MWh reported above include 1,109,966 and 257,770 MWh used by customers of TNMP Electric at June 30, 2006 and 2005, respectively, who have chosen First Choice as their REP. These MWh are also included below in the First Choice segment.

TNMP Electric’s gross margin was $74.3 million for the six months ended June 30, 2006. The significant factors that impacted gross margin include a decrease in revenues due to rate reductions in both Texas and New Mexico, lower revenues due to a reduction in operations of a major customer in New Mexico and increased transmission costs. These decreases were partially offset by customer growth year over year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM Gas

The table below sets forth the operating results for PNM Gas:

	Six Months Ended
	June 30,
	2006	2005	Variance
	(In thousands)
Operating revenues	$276,486	$247,670	$28,816
Less: Cost of energy	199,859	167,727	32,132
Gross margin	76,627	79,943	(3,316)
Energy production costs	1,103	1,197	(94)
Transmission and distribution O&M	13,854	13,367	487
Customer related expense	8,147	9,313	(1,166)
Administrative and general	1,268	2,561	(1,293)
Total non-fuel O&M	24,372	26,438	(2,066)
Corporate allocation	22,314	17,881	4,433
Depreciation and amortization	11,914	11,172	742
Taxes other than income taxes	4,285	4,006	279
Income taxes	3,030	5,787	(2,757)
Total non-fuel operating expenses	65,915	65,284	631
Operating income	$10,712	$14,659	$(3,947)

The following table shows gas revenues by customer class and average customers:

PNM Gas Revenues

	Six Months Ended
	June 30,
	2006	2005	Variance
	(In thousands, except customers)
Residential	$180,151	$151,619	$28,532
Commercial	57,384	45,349	12,035
Industrial	2,251	925	1,326
Transportation*	7,486	7,117	369
Other	29,214	42,660	(13,446)
	$276,486	$247,670	$28,816

Average customers	480,579	470,066	10,513

*Customer-owned gas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows gas throughput by customer class:

PNM Gas Throughput

	Six Months Ended
	June 30,
	2006	2005	Variance
	(Thousands of decatherms)
Residential	15,020	16,704	(1,684)
Commercial	5,557	5,885	(328)
Industrial	267	130	137
Transportation*	20,402	17,252	3,150
Other	3,067	5,985	(2,918)
	44,313	45,956	(1,643)

*Customer-owned gas.

Operating revenues increased $28.8 million, or 11.6%, for the six months ended June 30, 2006, compared to the same period of 2005, primarily due to higher natural gas prices in 2006. PNM Gas purchases natural gas in the open market and resells it at no profit to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the consolidated gross margin or earnings of PNM Gas. Total gas sales volumes decreased 3.6% primarily due to customer conservation resulting from higher natural gas prices and warmer weather in 2006. Customer growth increased 2.2% year over year.

The gross margin, or operating revenues minus cost of energy sold, decreased $3.3 million, or 4.1%, for the six months ended June 30, 2006 compared to the same period of 2005. Reduced customer usage resulting from customer conservation caused gross margin to decrease $5.6 million and warmer weather reduced margin $1.6 million. These decreases were offset by customer growth discussed above, which increased margin $4.1 million.

Total non-fuel O&M expenses decreased $2.1 million, or 7.8% for the six months ended June 30, 2006 compared to the same period of 2005. Customer related expenses decreased $1.2 million, or 12.5%, primarily due to a reduction in labor costs, which were charged to the business segments in 2005 but were recorded at the corporate level (and allocated through the corporate allocation) in 2006. Administrative and general expenses decreased $1.3 million primarily due to higher capitalized costs resulting from an increase in construction activity.

Depreciation and amortization increased $0.7 million, or 6.6%, primarily due to asset and software additions placed in service during 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unregulated Operations

Wholesale

The table below sets forth the operating results for Wholesale:

	Six Months Ended
	June 30,
	2006	2005	Variance
	(In thousands)
Operating revenues	$333,982	$ 274,286	$ 59,696
Less: Cost of energy	262,746	208,965	53,781
Intersegment energy transfer	(3,346)	17,535	(20,881)
Gross margin	74,582	47,786	26,796
Energy production costs	20,136	14,402	5,734
Transmission and distribution O&M	50	21	29
Customer related expense	562	382	180
Administrative and general	3,294	3,383	(89)
Total non-fuel O&M	24,042	18,188	5,854
Corporate allocation	3,075	2,053	1,022
Depreciation and amortization	10,316	8,028	2,288
Taxes other than income taxes	3,048	1,727	1,321
Income taxes	8,233	3,875	4,358
Total non-fuel operating expenses	48,714	33,871	14,843
Operating income	$25,868	$13,915	$11,953

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows revenues by customer class:

Wholesale Revenues

	Six Months Ended
	June 30,
	2006	2005	Variance
	(In thousands)
Long-term contracts	$105,158	$75,372	$29,786
Short-term sales	228,824	198,914	29,910
	$333,982	$274,286	$59,696

The following table shows sales by customer class:

Wholesale Sales

	Six Months Ended
	June 30,
	2006	2005	Variance
	(Megawatt hours)
Long-term contracts	1,680,909	1,288,885	392,024
Short-term sales	3,789,903	4,074,439	(284,536)
	5,470,812	5,363,324	107,488

Operating revenues increased $59.7 million, or 21.8%, for the six months ended June 30, 2006 compared to the same period of 2005. This increase in wholesale electric sales was primarily due to increased short-term sales of $29.9 million, or 15.0%, resulting from a 15.9% increase in average short-term prices in 2006 compared to 2005. In addition, long-term contracts increased $29.8 million, or 39.5%, primarily due to the acquisition of Twin Oaks. Twin Oaks increased revenue by $32.8 million of which $15.7 million related to an existing power agreement and $16.9 million for the amortization of the fair value of a sales contract existing as of the date of the acquisition (see Note 2). Wholesale sold 5.47 million MWh of electricity in 2006 compared to 5.36 million MWh in 2005, an increase of 2.0%. These increases were partially offset by a decrease in revenues from PNM long-term contracts of $3.0 million in 2006 due primarily to the expiration of a customer contract in March 2005, partially offset by growth in other long-term contracts and increases in contract pricing.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $26.8 million, or 56.1%, for the six months ended June 30, 2006, compared to the same period of 2005, primarily due to the addition of Twin Oaks, which increased margin $21.6 million. In addition, margin increased due to the forward sale of first quarter 2006 excess resources in September 2005 when market prices were high. When prices fell in early 2006, PNM Wholesale covered the forward sales with lower-priced market purchases and utilized the excess resources to create additional sales opportunities. This strategy resulted in an increase in gross margin of approximately $10.8 million. This increase was offset by a $9.7 million decrease due to reduced plant availability and increased retail load, which reduced the availability of less expensive excess energy for sale in the wholesale market. In addition, the net loss of a customer contract caused a decrease of $1.5 million in gross margin.

The long-term sales margin increased $16.4 million for the six months ended June 30, 2006, compared to the same period of 2005, due to the addition of Twin Oaks margin of $21.6 million, partially offset by plant outage costs of $3.9 million. Short-term margin increased $10.4 million primarily due to the forward sale discussed above and higher market prices, partially offset by lower plant availability and increased retail loads, which caused a decrease in energy available to sell in the Wholesale market. PNM Wholesale's mark-to-market position decreased $2.0 million in 2006, from a $0.8 million increase in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total non-fuel O&M expenses increased $5.9 million, or 32.2%, for the six months ended June 30, 2006. Energy production costs increased $5.7 million, or 39.8%, due primarily to increased planned outage costs of $3.9 million at PVNGS Unit 3 and the addition of Twin Oaks costs of $1.6 million and Luna cost of $0.8 million, which the Company did not have in 2005. These increases were partially offset by the write-off of a regulatory liability, which decreased expenses $0.6 million.

Depreciation and amortization increased $2.3 million, or 28.5% for the six months ended June 30, 2006 primarily due to the addition of Twin Oaks and depreciation expense for assets placed in service during 2005, partially offset by changes in the depreciation rates at the Afton and Lordsburg plants. Taxes other than income increased $1.3 million or 76.5% primarily due to the addition of Twin Oaks.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Choice

PNMR acquired TNP on June 6, 2005, and results in this section are presented from the acquisition date forward only.

The table below sets forth the operating results for First Choice:

	Six Months Ended	For the Period
	June 30,	June 6 - June 30
	2006	2005
	(In thousands)
Operating revenues	$259,990	$43,031
Less: Cost of energy	208,408	34,083
Gross margin	51,582	8,948
Customer related expense	5,988	466
Administrative and general	12,056	1,089
Total non-fuel O&M	18,044	1,555
Corporate allocation	7,965	1,130
Depreciation and amortization	1,008	105
Taxes other than income taxes	2,536	512
Income taxes	7,663	2,020
Total non-fuel operating expenses	37,216	5,322
Operating income	$14,366	$3,626

The following table shows electric revenues by customer class and average customers:

First Choice Electric Revenues

	Six Months Ended	For the Period
	June 30,	June 6 - June 30
	2006	2005
	(In thousands, except customers)
Residential	$148,782	$29,265
Mass-market	42,730	6,615
Mid-market	53,313	5,864
Other	15,165	1,287
	$259,990	$43,031

Average customers *	212,958	215,965

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows electric sales by customer class:

First Choice Electric Sales *

	Six Months Ended	For the period
	June 30,	June 6 - June 30,
	2006	2005
	(Megawatt hours)
Residential	1,064,206	246,332
Mass-market	282,789	55,424
Mid-market	486,063	67,420
Other	25,445	2,949
	1,858,503	372,125

* See note above in the TNMP Electric segment discussion about the impact of TECA.

First Choice’s gross margin was $51.6 million for the six months ended June 30, 2006. The significant factors that impacted gross margin include increases in price margins driven by increased competitive and price to beat sales prices, an increase in mark-to-market gains and an amortization benefit of sales and purchase contracts existing at the time of the acquisition. As part of the acquisition of TNP, PNMR determined the fair value of a First Choice contractual obligation to purchase power and an obligation to sell power that are being amortized over the contract lives, or approximately three years. These increases were partially offset by customer attrition.

Corporate and Other

Corporate Administrative and General Expenses

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and are presented in the corporate allocation line item in the segment statements. These costs increased $25.3 million, or 40.6%, to $87.6 million for the six months ended June 30, 2006 compared to the same period of 2005. This increase was primarily due to $17.8 million in additional expenses for insurance, benefits and corporate support activities for TNP, which PNMR did not incur until the acquisition of TNP in June 2005. Stock-based compensation expense increased $4.6 million due to the adoption of SFAS 123R (see Note 6). Legal and consulting expenses increased $2.5 million for audit fees, SEC compliance, tax matters and integration charges. Wages and benefit costs increased $3.5 million due to a transfer of employees to corporate and increases in projected payouts of employee incentive programs. These increases were partially offset by a decrease of $2.4 million of acquisition related costs.

Depreciation Expense

Corporate and other depreciation expense decreased $3.8 million, or 47.7%, to $4.2 million, primarily due to the write-off of software costs in the second quarter of 2005.

Taxes Other Than Income

Corporate and other taxes other than income increased $1.1 million, or 85.6%, to $2.4 million primarily due to an increase in payroll taxes resulting from a transfer of employees to Corporate and a higher tax base from the TNP acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNMR Consolidated

Other Income and Deductions

Interest income decreased $1.9 million, or 8.9% for the six months ended June 30, 2006 due primarily to interest earned on the investment of proceeds related to the sale of hybrid income term securities, invested from March 31, 2005 until the TNP acquisition on June 6, 2005.

Other income decreased $1.3 million or 19.8% primarily due to lower returns on investments.

Carrying charges on regulatory assets were $4.0 million for the six months ended June 30, 2006. This represents interest income on TNMP regulatory assets.

Interest Charges

PNMR’s consolidated interest charges increased by $29.2 million for the six months ended June 30, 2006, compared to the same period of 2005, primarily due to $12.6 million of interest charges related to debt from the TNP operations, which PNMR did not incur until the acquisition of TNP in June 2005, interest and refinancing costs of $5.6 million related to the equity-linked units issued in March and October of 2005, $5.7 million of interest charges related to the bridge loan associated with the Altura purchase of Twin Oaks, which occurred on April 18, 2006, $1.0 million of interest charges for pollution control bonds due to increased interest rates, $1.4 million of interest charges related to rate increases on PNMR swaps, $3.0 million of interest for hybrid income term securities and $7.8 million of interest charges related to commercial paper borrowings. These increased charges were partially offset by $2.4 million of interest capitalized in connection with capital construction projects and $2.0 million of TNMP debt retirement in connection with the purchase of TNMP in June 2005.

Income Taxes

PNMR’s consolidated income tax expense was $25.4 million for the six months ended June 30, 2006, compared to $18.6 million for the same period of 2005. PNMR’s effective operating income tax rates for the six months ended June 30, 2006 and 2005 were 37.2% and 34.9%, respectively. PNMR’s effective non-operating income tax rates for the six months ended June 30, 2006 and 2005 were 37.0% and 35.5%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - PNM

THREE AND SIX MONTHS ENDED JUNE 30, 2006
COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2005

PNM’s segments are PNM Electric, PNM Gas and Wholesale. The PNM Electric and PNM Gas segments are identical to the segments presented above in “Results of Operations” for PNMR. The Wholesale segment reported for PNM does not include Altura (see Note 2 and Note 3).

PNM’s operating revenues decreased $24.1 million, or 6.8%, for the three months ended June 30, 2006, compared with the same period of 2005. Gross margin decreased $2.7 million, or 1.9%, compared with the prior year quarter. These decreases were primarily due to a decrease in the Electric segment gross margin of $2.7 million and the Gas segment gross margin of $2.3 million discussed above. These decreases were partially offset by an increase in the PNM Wholesale segment gross margin of $2.3 million, which increased primarily due to a decrease in purchase prices, partially offset by lower plant availability and increased retail loads, which caused a decrease in energy available to sell in the market.

Total operating expenses decreased $25.8 million, or 7.6%, for the three months ended June 30, 2006, compared with the same period of 2005, due primarily to a decrease in cost of energy of $21.4 million. Administrative and general expenses decreased $2.0 million primarily due to higher capitalized costs of $1.1 million and lower legal and consulting costs of $0.8 million. Depreciation expenses decreased $8.1 million as a result of a write-off of software costs of $4.5 million in the second quarter of 2005, an increase in the estimated useful life at SJGS and some fully depreciated plant at Four Corners, partially offset by additions to fixed assets.

PNM’s consolidated income tax expense was $2.2 million for the three months ended June 30, 2006, compared to $2.5 million for the same period of 2005. PNM’s effective operating income tax benefit rates for the three months ended June 30, 2006 and 2005 were 37.3% and 44.8%, respectively. PNM’s effective non-operating income tax rates for the three months ended June 30, 2006 and 2005 were 38.8% and 40.5%, respectively.

PNM’s operating revenues increased $67.2 million, or 8.6%, for the six months ended June 30, 2006, compared with the same period of 2005. Gross margin decreased $3.3 million, or 1.0%, compared with the prior year. These decreases were primarily due to a decrease in the Electric segment gross margin of $5.1 million and the Gas segment gross margin of $3.3 million discussed above. These decreases were partially offset by an increase in the PNM Wholesale segment gross margin of $5.2 million, which increased primarily due to a first quarter forward sale, partially offset by lower plant availability and increased retail loads, which caused a decrease in energy available to sell in the market.

Total operating expenses increased $66.7 million, or 9.1%, for the six months ended June 30, 2006, compared with the same period of 2005, due primarily to an increase in cost of energy of $70.5 million. Administrative and general expenses decreased $1.3 million primarily due to higher capitalized cost of $2.1 million and lower legal and consulting costs of $1.2 million. Depreciation expenses decreased $11.2 million as a result of a write-off of software costs of $4.5 million in the second quarter of 2005, an increase in the estimated useful life at SJGS and some fully depreciated plant at Four Corners, partially offset by additions to fixed assets.

PNM’s consolidated income tax expense was $21.2 million for the six months ended June 30, 2006, compared to $21.0 million for the same period of 2005. PNM’s effective operating income tax rates for the six months ended June 30, 2006 and 2005 were 38.4% and 36.1%, respectively. PNM’s effective non-operating income tax rates for the six months ended June 30, 2006 and 2005 were 38.8% and 37.1%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - TNMP

THREE AND SIX MONTHS ENDED JUNE 30, 2006
COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2005

TNMP operates in only one reportable segment, “TNMP Electric.” Results include the effect of purchase accounting on June 6, 2005. Amounts for the period January 1 through June 6, 2005 are pre-acquisition and amounts after June 6, 2005 are post-acquisition. See Note 1.

TNMP’s operating revenues decreased $4.7 million, or 7.2%, for the three months ended June 30, 2006, compared with the same period of 2005. Gross margin decreased $3.9 million, or 9.1%, compared with the prior year quarter. The significant factors that impacted gross margin include a decrease in revenues due to rate reductions in conjunction with the acquisition in both Texas and New Mexico, lower revenues due to a reduction in operations of a major customer in New Mexico and increased transmission costs. These decreases were partially offset by customer growth and weather impacts.

Total operating expenses increased $0.8 million, or 1.6%, for the three months ended June 30, 2006, compared with the same period of 2005, due primarily to an increase in non-fuel operating expenses of $1.8 million. Administrative and general expenses increased $2.9 million primarily due to increased labor, employee benefits, consulting and insurance expenses, including expenses allocated to TNMP from PNMR. The increase in administrative and general expense was partially offset by decreased operating income tax expenses of $2.7 million. Depreciation expenses increased as a result of additions to fixed assets.

TNMP’s consolidated income tax expense was $2.1 million for the three months ended June 30, 2006, compared to $5.0 million for the same period of 2005. TNMP’s effective operating income tax rates for the three months ended June 30, 2006 and 2005 were 45.1% and 35.1%, respectively. TNMP’s effective non-operating income tax rates for the three months ended June 30, 2006 and 2005 were 38.9% and 38.3%, respectively.

TNMP’s operating revenues decreased $7.9 million, or 6.0%, for the six months ended June 30, 2006, compared with the same period of 2005. Gross margin decreased $7.2 million, or 8.8%, compared with the prior year first and second quarters. The significant factors that impacted gross margin include a decrease in revenues due to rate reductions in conjunction with the acquisition in both Texas and New Mexico, lower revenues due to a reduction in operations of a major customer in New Mexico and increased transmission costs. These decreases were partially offset by customer growth.

Total operating expenses increased $2.0 million, or 1.9%, for the six months ended June 30, 2006, compared with the same period of 2005, due primarily to an increase in non-fuel operating expenses of $3.4 million. Administrative and general expenses increased $7.7 million primarily due to increased labor, employee benefits, consulting and insurance expenses, including expenses allocated to TNMP from PNMR. The increase in administrative and general expense was partially offset by decreased operating income tax expenses of $5.7 million. Depreciation expenses increased as a result of additions to fixed assets.

TNMP’s consolidated income tax expense was $2.3 million for the six months ended June 30, 2006, compared to $6.3 million for the same period of 2005. TNMP’s effective operating income tax rates for the six months ended June 30, 2006 and 2005 were 31.9% and 34.8%, respectively. TNMP’s effective non-operating income tax rates for the six months ended June 30, 2006 and 2005 were 38.6% and 40.1%, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires Company management to select and apply accounting policies that best provide the framework to report the results of operations and financial position for PNMR, PNM and TNMP. The selection and application of those policies requires management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2006, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Forms 10-K/A (Amendment No. 2) for the year ended December 31, 2005. The policies disclosed included the accounting for revenue recognition, regulatory assets and liabilities, asset impairment, goodwill and other intangible assets, purchase accounting, pension and postretirement benefits, decommissioning costs and financial instruments. Effective January 1, 2006, the Company adopted SFAS 123R, utilizing the modified prospective approach. See Note 6 for a comprehensive discussion of the accounting for stock-based compensation expense, including a discussion of the assumptions used to estimate the fair market value of awards.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flow

PNMR

At June 30, 2006, PNMR had cash and short-term investments of $73.9 million compared to $68.2 million in cash and short-term investments at December 31, 2005.

Cash provided by operating activities for the six months ended June 30, 2006 was $111.6 million compared to $113.4 million for the six months ended June 30, 2005. PNMR's net earnings for the six months ended June 30, 2006 increased 33.0%, to $42.6 million from $32.1 million, for the six months ended June 30, 2005. The slight decrease in cash from operating activities was due to a decrease in accounts payable resulting from PNM’s decreased gas purchases and payments for gas purchased in prior periods for the 2005-2006 winter heating season. The slight decrease in cash from operating activities was offset in part higher net earnings.

Cash used for investing activities for the six months ended June 30, 2006 was $596.4 million compared to cash used of $31.5 million for the six months ended June 30, 2005. The increase in cash used for investing activities in the current period was due primarily to increased cash payments for utility plant additions and the purchase of the Twin Oaks business.

Cash provided from financing activities for the six months ended June 30, 2006 was $490.5 million compared to cash provided from financing activities of $123.8 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, PNMR borrowed $480 million in short term debt and used the proceeds to acquire the Twin Oaks business. During the six months ended June 30, 2005, PNMR issued equity-linked units for $239.8 million and common stock for $101.2 million and repaid $74.0 million of short-term debt, as well as the repaying of $110.5 million of long-term debt related to the acquisition of TNP, which did not recur in 2006.

PNM

At June 30, 2006, PNM had cash and short-term investments of $2.7 million compared to $12.7 million in cash and short-term investments at December 31, 2005.

Cash provided by operating activities for the six months ended June 30, 2006 was $100.7 million compared to $83.2 million for the six months ended June 30, 2005. PNM's net earnings for the six months ended June 30, 2006 decreased 7.9%, to $33.7 million from $36.6 million, for the six months ended June 30, 2005. The increase in cash from operations was due primarily to a decrease in accounts receivable and unbilled revenues resulting from the collection of the higher levels of accounts receivable balances during the 2005-2006 winter heating season, an increase in cash from current regulatory assets due to lower levels of PGAC accounts receivable resulting from collections of PGAC balances from customers and lower levels of billings to customers and an increase in accrued interest and taxes due to higher current income taxes resulting from collections of PGAC balances from customers and property tax accruals. The increase in cash from operations was offset in part by a decrease in accounts payable resulting from decreased gas purchases and the payment of outstanding gas purchases as of December 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash used for investing activities for the six months ended June 30, 2006 was $82.5 million compared to $49.5 million for the six months ended June 30, 2005. The increase in cash flows used for investing activities was due primarily to higher levels of utility plant additions.

Cash used for financing activities for the six months ended June 30, 2006 was $28.2 million compared to $42.4 million for the six months ended June 30, 2005. The decrease in cash used for financing activities was due primarily to lower levels of short-term debt repayments.

TNMP

At June 30, 2006, TNMP had cash and short-term investments of $18.7 million compared to $16.2 million in cash and short-term investments at December 31, 2005.

Cash provided by operating activities for the six months ended June 30, 2006 was $20.5 million compared to $22.0 million for the six months ended June 30, 2005. TNMP's net earnings for the six months ended June 30, 2006 decreased 66.2%, to $4.0 million from $11.8 million, for the six months ended June 30, 2005, which contributed to the decrease in cash provided by operating activities for the six months ended June 30, 2006.

Cash used for investing activities for the six months ended June 30, 2006 was $18.1 million compared to $22.4 million for the six months ended June 30, 2005. The decrease in cash used for investing activities resulted from lower levels of utility plant additions for the six months ended June 30, 2006 and the absence in 2006 of costs related to PNMR's acquisition of TNMP.

Cash from financing activities for the six months ended June 30, 2006 was relatively unchanged, as compared to the same period of 2005.

Capital Requirements

PNMR

Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company’s current construction program is upgrading generation resources, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. Projections for total capital requirements for 2006, including TNMP and First Choice, are $397.1 million with projections for construction expenditures for 2006 constituting $358.0 million of that total. Total capital requirements, including TNMP and First Choice, are projected to be $1,649.7 million and construction expenditures are projected to be $1,421.0 million for 2006-2010. These estimates are under continuing review and subject to on-going adjustment. This projection includes $147.0 million for PNM’s expansion at Afton. In November 2005, PNM filed a joint stipulation with the NMPRC that would allow PNM to convert Afton to a combined cycle plant and bring Afton into retail rates effective January 1, 2008. The stipulation is subject to approval by the NMPRC. This projection is subject to on-going adjustment.

The Company continues to look for appropriately priced generation acquisition and expansion opportunities to support retail electric load growth, for the continued expansion of its long-term contract business, and to supplement its natural transmission position in the southwest and west areas of the United States.

During the six months ended June 30, 2006, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its capital requirements and construction expenditures, including the acquisition of the Twin Oaks business. It is expected that the permanent financing for the $480.0 million purchase price for the Twin Oaks business will come from the issuance of debt and equity structured to maintain PNMR’s investment grade rating. The Company anticipates that internal cash generation and current debt capacity in combination with the Twin Oaks permanent financing will be sufficient to meet all of its capital requirements and construction expenditures for the years 2006 through 2010. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PNM

The main focus of PNM’s current construction program is to upgrade generation resources, to upgrade and expand the electric and gas transmission and distribution systems and to purchase nuclear fuel. Projections for total capital requirements for 2006 are $267.0 million with projections for construction expenditures for 2006 constituting $288.4 million of that total. Total capital requirements are projected to be $978.7 million and construction expenditures are projected to be $1,109.4 million for the years 2006 through 2010. These estimates are under continuing review and subject to on-going adjustment. This projection includes $147.0 million for PNM’s expansion at Afton, as discussed above.

TNMP

The main focus of TNMP’s current construction program is to upgrade and expand its electric transmission and distribution systems. Projections for total capital requirements for 2006 are $42.5 million. Total capital requirements are projected to be $231.9 million for the years 2006 through 2010. These estimates are under continuing review and subject to on-going adjustment.

As previously reported, in 2005, the NMPRC approved a stipulation in connection with the acquisition of TNP which called for the integration of TNMP's New Mexico assets into PNM effective January 1, 2007.  On August 8, 2006, PNMR, PNM, TNMP and TNP filed an application with FERC requesting  necessary approvals under the Federal Power Act for the transfer of TNMP's New Mexico and Arizona assets to PNM effective January 1, 2007.  In accordance with conditions imposed by FERC on the earlier issuance of debt by TNMP, the applicants committed that an appropriate proportion of debt issued under those FERC conditions would be retired with cash contributed by PNMR.  The application stated that the retired TNMP debt would be equal to, at a minimum, the ratio of TNMP New Mexico and Arizona property additions to Texas property additions funded by such debt.  The applicants also committed that TNMP debt would be retired to the extent necessary or advisable to maintain a TNMP equity to debt capitalization ratio in excess of 30%, to maintain any required interest coverage ratios, and to maintain TNMP's credit rating.

Liquidity

PNMR

At August 1, 2006, PNMR had $615.0 million of liquidity arrangements. The liquidity arrangements consist of $600.0 million from an unsecured revolving credit facility, referred to as the PNMR Facility for purposes of this discussion, and $15.0 million in local lines of credit. As of August 1, 2006, there were no amounts borrowed under the PNMR Facility and no amounts borrowed under the local lines of credit. PNMR had $107.7 million of letters of credit outstanding.

At August 1, 2006, First Choice had up to $300.0 million of borrowing capacity under the PNMR Facility. Any borrowings made by First Choice under this sublimit are guaranteed by PNMR. At August 1, 2006, First Choice had no borrowings outstanding under the PNMR Facility; however, First Choice had $1.8 million of letters of credit outstanding, which reduces the available capacity under the PNMR Facility. TNMP is also a borrower under the PNMR Facility, see “TNMP” detail below.

In addition, in February 2006, the Board approved affiliate borrowing arrangements between PNMR and its subsidiaries that would authorize each subsidiary to borrow up to $50.0 million from PNMR.

PNMR has established a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNMR Facility serves as a backstop for the outstanding commercial paper. At August 1, 2006, there were $126.3 million of borrowings outstanding under this program.

PNMR’s ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial and wholesale markets. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Moody’s considered PNMR's credit outlook stable and S&P considered PNMR’s outlook negative as of the date of this report. As of June 30, 2006, S&P and Moody’s rated PNMR’s senior unsecured notes issued in March 2005 (see “Financing Activities” below) as BBB- and Baa3, respectively. PNMR's commercial paper program discussed above has been rated P-3 by Moody's and A-3 by S&P. The Company is committed to maintaining or improving its investment grade ratings.

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

PNM

At August 1, 2006, PNM had $423.5 million of liquidity arrangements. The liquidity arrangements consist of $400.0 million from an unsecured revolving credit facility, referred to as the PNM Facility for purposes of this discussion and $23.5 million in local lines of credit. At August 1, 2006, there were no amounts borrowed against the local lines of credit or the PNM Facility; however, $4.5 million of letters of credit were outstanding, which reduces the available capacity under the PNM Facility.

At August 1, 2006, PNM also had a $20.0 million borrowing arrangement with PNMR, which is not included in the $423.5 million of liquidity arrangements discussed above. At August 1, 2006 there were no amounts outstanding under this arrangement.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNM Facility serves as a backstop for PNM's outstanding commercial paper. At August 1, 2006, PNM had $98.2 million in commercial paper outstanding under this program.

PNM’s ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial and wholesale markets. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

Moody’s considered PNM's credit outlook stable and S&P considered PNM’s outlook negative as of the date of this report. As of June 30, 2006, S&P rated PNM’s business position as six and its senior unsecured notes as BBB. As of June 30, 2006, Moody’s rated PNM’s senior unsecured notes as Baa2 and its preferred stock as Ba1. PNM's commercial paper program has been rated P-2 by Moody's and A-3 by S&P. The Company is committed to maintaining or improving its investment grade ratings.

TNMP

TNMP is a borrower and can issue notes of up to $100.0 million under the PNMR Facility. Any borrowings made by TNMP under this sublimit are not guaranteed by PNMR. At August 1, 2006, TNMP had no outstanding borrowings under the PNMR Facility, but did have $2.4 million letters of credit outstanding, which reduces available capacity under the PNMR Facility.

TNMP’s ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial and wholesale markets. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Moody’s considered TNMP's credit outlook stable and S&P considered TNMP’s outlook negative as of the date of this report. As of June 30, 2006, S&P rated TNMP’s senior unsecured notes at BBB. As of June 30, 2006, Moody’s rated TNMP’s senior unsecured notes at Baa3. The Company is committed to maintaining or improving its investment grade ratings.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line and the entire output of Delta, a gas-fired generating plant. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers.

As of June 30, 2006, there have been no significant changes to the Company’s off-balance sheet arrangements reported in the 2005 Annual Reports on Form 10-K/A (Amendment No. 2).

Commitments and Contractual Obligations

PNMR, PNM and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations and certain other long-term liabilities that were summarized in a table of contractual obligations in the 2005 Annual Reports on Form 10-K/A (Amendment No. 2). As of June 30, 2006, there have been no significant changes to the Company’s contractual obligations from December 31, 2005 except for the Twin Oaks acquisition.

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

PNMR

The committed PNMR Facility contains a “ratings trigger,” for pricing purposes only. If PNMR is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. In addition, the PNMR Facility contains a contingent requirement that requires PNMR to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65%. If PNMR’s debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65%, it could be required to repay all borrowings under the PNMR Facility, be prevented from drawing on the unused capacity under the PNMR Facility, and be required to provide security for all outstanding letters of credit issued under the PNMR Facility.

PNMR’s term loan agreement for financing the acquisition of Twin Oaks in April 2006 (see Note 2 and Note 7) includes customary covenants, including requirements that PNMR maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65%. The term loan agreement includes customary events of default, including a cross default provision and a change in control provision. If an event of default occurs, the administrative agent may, or upon the request and direction of lenders holding more than 50% of the outstanding term loan shall, declare the unpaid principal and interest on the term loan to be due and payable. Such acceleration will occur automatically in the event of an insolvency or bankruptcy default.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The committed PNM Facility contains a “ratings trigger,” for pricing purposes only. If PNM is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. In addition, the PNM Facility contains a contingent provision that requires PNM to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65%. If PNM’s debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65%, PNM could be required to repay all borrowings under the PNM Facility, be prevented from drawing on the unused capacity under the PNM Facility, and be required to provide security for all outstanding letters of credit issued under the PNM Facility.

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

TNMP

TNMP’s borrowing availability under the committed PNMR Facility contains a “ratings trigger,” for pricing purposes only. If TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively. In addition, the PNMR Facility contains a contingent requirement that requires TNMP to maintain a debt-to-capital ratio, inclusive of off-balance sheet debt, of less than 65%. If TNMP’s debt-to-capital ratio, inclusive of off-balance sheet debt, were to exceed 65%, TNMP could be required to repay all borrowings under the PNMR Facility, be prevented from drawing on the unused capacity under the PNMR Facility, and be required to provide security for all outstanding letters of credit issued under the PNMR Facility.

Financing Activities

PNMR

On April 18, 2006, PNMR entered into a short-term loan agreement for temporary financing of the Twin Oaks acquisition (see Note 2). Under the term loan agreement, PNMR was permitted to borrow up to $480.0 million in a single draw on or after April 18, 2006, to finance the acquisition of Twin Oaks and related expenses. Term loans made under this agreement bear interest at a base rate (the greater of the prime rate in effect and the Federal Funds rate plus ½ of 1%) or an adjusted Eurodollar rate (equal to the British Bankers Association LIBOR rate plus an additional percentage based on PNMR’s then current long-term senior unsecured non-credit enhanced debt rating). On April 18, 2006, PNMR borrowed $480.0 million under the term loan agreement. PNMR must repay the loan by April 17, 2007, unless accelerated in accordance with the terms of the agreement or prepaid in whole or in part upon the issuance of certain additional equity or debt. It is expected that the permanent financing for the $480.0 million Twin Oaks purchase price will come from the issuance of debt and equity structured to maintain PNMR’s investment grade rating. On August 3, 2006, $20.0 million of the term loan was repaid.

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of June 30, 2006, PNMR had approximately $400.0 million of remaining unissued securities under this universal registration statement.

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million. Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008. The initial floating rate was 1.91% and will be reset every six months. The floating rate was reset on March 15, 2006, to a weighted average rate of 5.65%. The swaps are accounted for as fair-value hedges with a liability position of approximately $6.0 million at June 30, 2006 with a corresponding reduction of long-term debt. There was no hedge ineffectiveness for the three and six months ended June 30, 2006 or June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During October 2004, PNMR entered into two forward starting floating-to-fixed rate interest rate swaps with an aggregate notional principal amount of $100.0 million. These swaps became effective August 1, 2005 with a termination date of November 15, 2009. Under these swaps, PNMR received a floating rate equal to the three month LIBOR rate on the notional principal amount which paid a fixed interest rate of 3.975% on the notional principal amount on a quarterly basis. The initial floating rate was set on August 1, 2005, at 3.693% to be reset every three months. As of the last adjustment date, the weighted average interest rate was 5.149%. From November 2004 through June 30, 2005, the swaps were accounted for as a cash flow hedge against the PNMR Facility. Effective June 30, 2005, the swaps were de-designated as cash flow hedges. As such, changes in market valuations were marked-to-market and recorded as unamortized gains or losses in the appropriate period. Prior to the de-designation, the increase in fair market value of $0.4 million was recorded in accumulated other comprehensive income on PNMR’s Condensed Consolidated Balance Sheet at June 30, 2006 and December 31, 2005. For the three and six months ended June 30, 2006, $0.2 and $1.4 million, respectively, was recognized in other income on PNMR’s Condensed Consolidated Statement of Earnings. No comparable amount was recognized for the three and six months ended June 30, 2005. These two interest rate swaps were sold on May 19, 2006. The current amount recorded in other comprehensive income will be recognized in income over a 3 year period ending in November 2009.

In March 2005, PNMR issued 3,910,000 shares of its common stock at $26.76 per share. PNMR received net proceeds from this offering, after deducting underwriting discounts, commissions and expenses, of approximately $101.0 million. In March 2005, PNMR also completed a public offering of 4,945,000 equity-linked units at 6.75%, yielding net proceeds after deducting discounts, commissions and expenses of approximately $239.6 million. In October 2005, PNMR completed a private offering of 4,000,000 equity-linked units at 6.625%. PNMR received $100.0 million in proceeds from this transaction and there were no underwriting discounts or commissions.

Pursuant to the terms of the PNM Direct Plan, PNMR began offering new shares of PNMR common stock through the plan beginning June 1, 2006. PNMR may also waive the maximum investment limit upon request in individual cases pursuant to the terms of the plan. For the quarter ended June 30, 2006, 371,725 new shares of PNMR common stock were sold for total  proceeds of $9.3 million. From June 30, 2006 through August 1, 2006, 375,526 shares of common stock were issued at a weighted average price of $25.93. The total proceeds from the issuance were $9.7 million.

PNM

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of June 30, 2006, PNM had approximately $200.0 million of remaining unissued securities registered under its shelf registration statement.

TNMP

Depending on TNMP’s future business strategy, capital needs and market conditions, TNMP could enter into additional long-term financings for the purpose of strengthening TNMP’s balance sheet, funding growth and reducing its cost of capital. The Company continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential. The amount of senior unsecured notes that may be issued is not limited by the senior unsecured notes indenture. However, debt-to-capital requirements in certain of TNMP’s financial instruments and regulatory agreements would ultimately limit the amount of additional debt TNMP would issue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Structure

PNMR

PNMR’s capitalization, including current maturities of long-term debt, at June 30, 2006 and December 31, 2005 is shown below:

	June 30,	December 31,
	2006	2005

Common Equity	42.9%	42.3%
Preferred Stock	0.4%	0.4%
Long-term Debt	56.7%	57.3%
Total Capitalization	100.0%	100.0%

Total capitalization does not include as debt the present value of PNM’s operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease, which was approximately $168.0 million as of June 30, 2006 and $170.9 million as of December 31, 2005.

PNM

PNM’s capitalization, including current maturities of long-term debt, at June 30, 2006 and December 31, 2005 is shown below:

	June 30,	December 31,
	2006	2005

Common Equity	51.0%	50.2%
Preferred Stock	0.6%	0.6%
Long-term Debt	48.4%	49.2%
Total Capitalization	100.0%	100.0%

TNMP

TNMP’s capitalization, including current maturities of long-term debt, at June 30, 2006 and December 31, 2005 is shown below:

	June 30,	December 31,
	2006	2005

Common Equity	54.7%	54.6%
Long-term Debt	45.3%	45.4%
Total Capitalization	100.0%	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER ISSUES FACING THE COMPANY

See Notes 9 and 10 for a discussion of commitments and contingencies and rate and regulatory matters facing the Company.

NEW ACCOUNTING STANDARDS

There have been no new accounting standards that materially affected PNMR, PNM or TNMP this period; however, see Note 6 for discussion of SFAS 123R.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Statements made in this filing that relate to future events or PNMR’s, PNM’s or TNMP’s expectations, projections, estimates, intentions, goals, targets and strategies, are made pursuant to the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements are based upon current expectations and estimates and PNMR, PNM and TNMP assume no obligation to update this information.

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s and TNMP’s business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•	The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory and contractual restrictions,
•	The outcome of any appeals of the PUCT order in the stranded cost true-up proceeding,
•	The ability of First Choice to attract and retain customers,
•	Changes in ERCOT protocols,
•	Changes in the cost of power acquired by First Choice,
•	Collections experience,
•	Insurance coverage available for claims made in litigation,
•	Fluctuations in interest rates,
•	The risk that the Twin Oaks power plant will not be successfully integrated into PNMR,
•	Conditions in the financial markets affecting PNMR’s permanent financing for the Twin Oaks power plant acquisition,
•	Weather, including impacts on PNMR and its subsidiaries of the hurricanes in the Gulf Coast region,
•	Water supply,
•	Changes in fuel costs,
•	Availability of fuel supplies,
•	The effectiveness of risk management and commodity risk transactions,
•	Seasonality and other changes in supply and demand in the market for electric power,
•	Variability of wholesale power prices and natural gas prices,
•	Volatility and liquidity in the wholesale power markets and the natural gas markets,
•	Changes in the competitive environment in the electric and natural gas industries,
•	The performance of generating units, including PVNGS, and transmission systems,
•	The market for electrical generating equipment,
•	The ability to secure long-term power sales,
•	The risks associated with completion of generation, transmission, distribution and other projects, including construction delays and unanticipated cost overruns,
•	State and federal regulatory and legislative decisions and actions,
•	The outcome of legal proceedings,
•	Changes in applicable accounting principles, and
•	The performance of state, regional and national economies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s or TNMP’s 2005 Annual Report on Form 10-K/A (Amendment No. 2) are disclosed in Item 1A, Risk Factors, in this Form 10-Q.

For information about the risks associated with the use of derivative financial instruments see Item 3. “Quantitative and Qualitative Disclosure About Market Risk.”

SECURITIES ACT DISCLAIMER

Certain securities, including commercial paper described in this report, have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electric prices, changes in interest rates and, historically, adverse market changes for investments held by the Company’s various trusts. The Company also uses certain derivative instruments for wholesale power marketing and natural gas transactions in order to take advantage of favorable price movements and market timing activities in these energy markets.

To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results or financial position.

Accounting for Derivatives

Under the derivative accounting rules and the related accounting rules for energy contracts, the Company accounts for its various financial derivative instruments for the purchase and sale of energy differently based on the contract terms. Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for a normal purchase or sale designation are recorded on the balance sheet at fair market value at each period end. The changes in fair market value are recognized in earnings unless transactions are designated as cash flow hedges and specific hedge accounting criteria are met. Should an energy transaction qualify as a cash flow hedge under SFAS 133, fair market value changes from period to period are recognized on the balance sheet with a corresponding charge to other comprehensive income. Gains or losses are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings. Derivatives that meet the normal sales and purchases exceptions within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction settles.

Commodity Risk

PNM’s wholesale operations, including long-term contracts and short-term sales, are managed primarily through a net asset-backed marketing strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities. PNM is exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated. If PNM were required to cover all or a portion of its net open contract position as a result of the aforementioned unexpected situations, it would have to meet its commitments through market purchases. As such, PNM is exposed to risks related to fluctuations in the market price of energy that could impact the sales price or purchase price of energy. In addition, the wholesale operations utilize discrete market-based transactions to take advantage of opportunities that present themselves in the ordinary course of business. These positions are subject to market risk that is not mitigated by PNM’s generation capabilities.

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas. TECA contains no provisions for the specific recovery of fuel and purchased power costs. First Choice operates within a competitive marketplace; however, to the extent that it serves former TNMP customers under the provisions of the price-to-beat service, it has the ability to file with the PUCT to change the price-to-beat fuel factor twice each year, in the event of significant changes in natural gas prices. The rates charged to new customers acquired by First Choice outside of TNMP’s service territory are not regulated by the PUCT, but are negotiated with each customer. As a result, changes in fuel and purchased power costs will affect First Choice’s operating results. First Choice is exposed to market risk to the extent that its retail rates or cost of supply fluctuates with market prices. Additionally, fluctuations in First Choice retail load requirements greater than anticipated may subject First Choice to market risk. First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply. In addition, First Choice utilizes discrete market-based transactions to take advantage of opportunities that present themselves in the ordinary course of business. These positions are subject to market risk that is not mitigated by First Choice's retail operations.

Additionally, in connection with the issuance of a final stranded cost true-up order for TNMP, the PUCT will adjust First Choice’s fuel factor portion of the price-to-beat downward if natural gas prices are below the prices embedded in the then-current rates.

The acquisition of TNP occurred on June 6, 2005. Therefore, in the following tables First Choice activity is included in the PNMR activity from June 6, 2005 only.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following table shows the net fair value of mark-to-market energy contracts for First Choice and Wholesale included in PNMR’s Condensed Consolidated Balance Sheet:

	June 30,	December 31,
	2006	2005
	(In thousands)
Mark-to-Market Energy Contracts:
Current asset	$38,949	$21,884
Long-term asset	4,760	21,265
Total mark-to-market assets	43,709	43,149
Current liability	(36,784)	(17,777)
Long-term liability	(4,261)	(20,844)
Total mark-to-market liabilities	(41,045)	(38,621)

Net fair value of mark-to-market energy contracts	$2,664	$4,528

The mark-to-market energy transactions represent net assets at June 30, 2006 and December 31, 2005 after netting all applicable open purchase and sale contracts.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark to market energy transactions for the operations of First Choice and Wholesale:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Sources of Fair Value Gain/(Loss):
Fair value at beginning of period	$4,528	$2,073

Amount realized on contracts delivered during period	(4,108)	(254)

Changes in fair value	2,244	1,066

Net fair value at end of period	$2,664	$2,885

Net change recorded as mark-to-market	$(1,864)	$812

The following table provides the maturity of the net assets/(liabilities) of PNMR, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash. The following values were determined using broker quotes:

Fair Value at June 30, 2006

Maturities
Less than
1 year	1-3 Years	4+ Years	Total
	(In thousands)
$2,165	$272	$227	$2,664

As of June 30, 2006, a decrease in market pricing of PNMR’s mark-to-market energy transactions by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of these transactions by 10% would have resulted in an increase in net earnings of less than 1%.

Risk Management Activities

PNM’s Wholesale Operations measure the market risk of its long-term contracts and wholesale activities using a VaR calculation to maintain the Company’s total exposure within management-prescribed limits. For PNM's wholesale operations, the Company measures VaR for all transactions that are not directly asset related and have economic risk. The VaR limit established for these transactions is $5.0 million. For the three months ended

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

June 30, 2006, the average VaR amount for these transactions was $0.9 million, with high and low VaR amounts for the period of $1.9 million and $0.5 million, respectively. The VaR amount for these transactions at June 30, 2006 was $1.6 million. For the three months ended June 30, 2005, the average VaR amount for these transactions was $0.3 million, with high and low VaR amounts for the period of $1.0 million and $0.1 million, respectively. The total VaR amount for these transactions at June 30, 2005 was $1.0 million.

First Choice measures the market risk of its activities using an EaR calculation to maintain the Company’s total exposure within management-prescribed limits. The EaR limit established for First Choice’s transactions is $25.0 million. For the six months ended June 30, 2006, the average EaR amount was $9.1 million, with high and low EaR amounts for the period of $11.9 million and $6.8 million, respectively. The total EaR amount at June 30, 2006 was $9.8 million.

In addition, the Company adopted two new VaR measures to monitor the market based mitigation strategies of First Choice management. The first VaR limit is based on the same total retail load and supply portfolio as the EaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10 day holding period. This VaR limit was established at $7.5 million. The VaR amount for these transactions was $2.75 million at June 30, 2006. For the six months ended June 30, 2006, the high, low and average mark-to-market VaR amounts were $4.3 million, $2.1 million and $3.1 million, respectively.

The second VaR limit was established for First Choice transactions that are subject to mark-to-market accounting as defined by SFAS 133 and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The VaR limit established for these transactions is $3.0 million. The VaR amount for these transactions was $0.9 million at June 30, 2006. For the six months ended June 30, 2006, the high, low and average mark-to-market VaR amounts were $1.2 million, $0.3 million and $0.7 million, respectively.

The Company's risk measures are regularly monitored by the Company's RMC. The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures. The VaR and EaR limits represent an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Credit Risk

The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electric prices, changes in interest rates and, historically, adverse market changes for investments held by the Company’s various trusts. The Company also uses certain derivative instruments for wholesale power marketing transactions in order to take advantage of favorable price movements and market timing activities in the wholesale power markets. The Company’s use of derivatives and the resulting credit risk is regularly monitored by the RMC.

In addition, counterparties expose the Company to credit losses in the event of non-performance or non-payment. The Company manages credit on a consolidated basis and uses a credit management process to assess and monitor the financial conditions of counterparties. Credit exposure is regularly monitored by the RMC. The RMC has put procedures in place to ensure that increases in credit risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.

The following table provides information related to Wholesale’s credit exposure as of June 30, 2006. The Company does not hold any credit collateral as of June 30, 2006. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties Wholesale may have. Also provided is an indication of the maturity of a Company’s credit risk by credit ratings of the counterparties.

Wholesale
Schedule of Credit Risk Exposure
June 30, 2006

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

Investment grade	$96,865	4	$64,619
Non-investment grade	901	-	-
Internal ratings
Investment grade	315	-	-
Non-investment grade	6,308	-	-
Total	$104,389		$64,619

(a)
The Rating included in “Investment Grade” is for counterparties with a minimum S&P rating of BBB- or Moody's rating of Baa3. If the counterparty has provided a guarantee by a higher rated entity (e.g., its parent), determination is based on the rating of its guarantor. The category “Internal Ratings - Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(b)
The Net Credit Risk Exposure is the net credit exposure to PNM from Wholesale operations. This includes long-term contracts, forward sales and short-term sales. The exposure captures the net amounts due to PNM from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Exposures are offset according to legally enforceable netting arrangements and reduced by credit collateral. Credit collateral includes cash deposits, letters of credit and performance bonds received from counterparties. Amounts are presented before those reserves that are determined on a portfolio basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Wholesale
Maturity of Credit Risk Exposure
June 30, 2006

				Total
	Less than			Net
Rating	2 Years	2-5 Years	>5 Years	Exposure
		(In thousands)

Investment grade	$90,770	$5,455	$639	$96,864
Non-investment grade	901	-	-	901
Internal ratings
Investment grade	315	-	-	315
Non-investment grade	6,308	-	-	6,308
Total	$98,294	$5,455	$639	$104,388

The Company provides for losses due to market and credit risk. Credit risk for Wholesale's largest counterparty as of June 30, 2006 and December 31, 2005 was $27.4 million and $20.5 million, respectively.

First Choice

First Choice is subject to credit risk from non-performance by its supply counterparties to the extent these contracts have a mark-to-market value in the favor of First Choice. The Constellation power supply agreement established FCPSP, a bankruptcy remote special purpose entity, to hold all of First Choice's customer contracts and wholesale power and gas contracts. Constellation received a lien on accounts receivable, customer contracts, cash, and the equity of FCPSP as security for FCPSP’s performance under the power supply agreement. The provisions of this agreement severely limit FCPSP’s ability to secure power from alternate sources. Additionally, the terms of the security agreement do not require Constellation to post collateral for any mark-to-market balances in FCPSP’s favor. At June 30, 2006, the supply contracted with Constellation was in an unfavorable mark-to-market position for FCPSP. When netted against amounts owed to Constellation, this exposure was approximately $68.3 million. The Constellation power supply agreement collateral provisions will continue as long as FCPSP is purchasing power from Constellation to serve retail customers. The existing pricing mechanism under the Constellation power supply agreement expires on December 31, 2006, and the obligations of Constellation to act as a qualified scheduling entity continue until the expiration of the agreement on December 31, 2007. First Choice's credit exposure to other counterparties at June 30, 2006 and December 31, 2005 was $11.7 million and $14.6 million and the tenor of these exposures was less than two years.

First Choice’s retail bad debt expense for the three months ended June 30, 2006 was $2.4 million. First Choice expects bad debt expense to decrease in subsequent periods as the impacts from the Gulf Coast hurricanes, including waiver of customer deposits for hurricane victims, diminish. In addition, a reduction in bad debt expense from retail customers is expected due to reduced customer receivables resulting partially from effective disconnect policies, increased collection activity and refined consumer credit and securitization policies.

Interest Rate Risk

PNMR’s senior notes issued as part of the equity-linked units sold in March and October 2005 will be remarketed in 2008. If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by PNMR. If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the equity-linked units will have the option of putting their senior notes to PNMR to satisfy their obligations under the purchase contracts. PNMR expects that the remarketing of the senior notes will be successful.

PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of PNM’s long-term debt is fixed-rate debt, and therefore, does not expose PNM’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 4.0%, or $39.6 million, if interest rates were to decline by 50 basis

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

points from their levels at June 30, 2006. At June 30, 2006, the fair value of PNM's long-term debt was approximately $987.0 billion as compared to a book value of $985.9 million. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

PNM’s $146.0 million, 2.1% pollution control bonds with a maturity date of April 1, 2033, were required to be remarketed in April 2006. Following the remarketing, the interest rate on the pollution control bonds was changed to a fixed rate of 4.875% annually.

During the three and six months ended June 30, 2006, PNM did not contribute cash to fund PVNGS decommissioning, pension and other postretirement benefits for plan year 2006. The securities held by the trusts had an estimated fair value of $638.5 million at June 30, 2006, of which approximately 24.12% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at June 30, 2006, the decrease in the fair value of the fixed-rate securities would be approximately 3.5%, or $5.4 million. PNM does not currently recover or return through rates any losses or gains on these securities. PNM, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses. PNM does not believe that long-term market returns over the period of funding will be less than required for PNM to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

TNMP has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of TNMP’s long-term debt is fixed-rate debt, and therefore, does not expose TNMP’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 1.0%, or $4.2 million, if interest rates were to decline by 50 basis points from their levels at June 30, 2006. At June 30, 2006, the fair value of TNMP's long-term debt was approximately $424.5 million as compared to a book value of $425.0 million. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if TNMP were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

During the three and six months ended June 30, 2006, TNMP did not contribute cash to fund pension and other postretirement benefits for plan year 2006. The securities held by the trusts had an estimated fair value of $86.1 million at June 30, 2006, of which approximately 27.8% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at June 30, 2006, the decrease in the fair value of the fixed-rate securities would be approximately 2.9%, or $0.7 million. TNMP, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses. TNMP does not believe that long-term market returns over the period of funding will be less than required for TNMP to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

The trusts established to fund PNM’s share of the decommissioning costs of PVNGS and pension and other postretirement benefits hold certain equity securities at June 30, 2006. These equity securities also expose the Company to losses in fair value. Approximately 62.6% of the securities held by the various trusts were equity securities as of June 30, 2006. Similar to the debt securities held for funding decommissioning and certain pension and other postretirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

The trusts established to fund TNMP’s pension and other postretirement benefits hold certain equity securities at June 30, 2006. These equity securities also expose the Company to losses in fair value. Approximately 59.8% of the securities held by the various trusts were equity securities as of June 30, 2006. TNMP does not recover or earn a return through rates on any losses or gains on these equity securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PNMR

Disclosure Controls and Procedures

PNMR maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective to ensure that PNMR meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

Changes in Internal Controls

The following material changes in internal controls occurred during the second quarter of 2006:
o	Implemented a new application to process accounts payable activities and modified the related business process controls.
o
Implemented a new application to process gas purchasing and miscellaneous accounts receivable and billing activities and modified the related business process controls for one of its subsidiaries, PNM.

o	Upgraded the general ledger system to enhance existing functionality and to add new functionality for use in analysis and financial reporting.

TNP Acquisition

PNMR is currently undergoing a diligent effort to ensure TNP’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As integration activities occur, PNMR continues to integrate PNMR’s internal controls into TNP’s operations.

Twin Oaks Acquisition

PNMR is currently undergoing a diligent effort to integrate Twin Oaks' and PNMR’s internal control activities to ensure that PNMR maintains its compliance with Section 404 of the Sarbanes-Oxley Act of 2002. It is expected that this effort will continue during the remainder of 2006 and into 2007.

Except as described above, there were no other changes in internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect PNMR’s internal control over financial reporting.

PNM

Disclosure Controls and Procedures

PNM maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective to ensure that PNM meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

Changes in Internal Controls

The following material changes in internal controls occurred during the second quarter of 2006:
o	Implemented a new application to process accounts payable activities and modified the related business process controls.
o	Implemented a new application to process gas purchasing and miscellaneous accounts receivable and billing activities and modified the related business process controls.
o	Upgraded the general ledger system to enhance existing functionality and to add new functionality for use in analysis and financial reporting.

Except as described above, there were no other changes in internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect PNM’s internal control over financial reporting.

TNMP

Disclosure Controls and Procedures

TNMP maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Principal Financial Officer, the Chief Executive and Principal Financial Officer believe that these controls and procedures are effective to ensure that TNMP meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

Changes in Internal Controls

The following material changes in internal controls occurred during the second quarter of 2006:
o	Implemented a new application to process accounts payable activities and modified the related business process controls.
o	Upgraded the general ledger system to enhance existing functionality and to add new functionality for use in analysis and financial reporting.

Except as described above, there were no other changes in internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect TNMP’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM and TNMP, incorporated in this item by reference.

•	Asbestos Cases
•	SESCO Matter (for both PNM and TNMP)
•	California Refund Proceeding
•	TNMP True-Up Proceeding

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Company’s Risk Factors disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports on Forms 10-K/A (Amendment No. 2) for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting

The annual meeting of shareholders was held on May 16, 2006. The matters voted on at the meeting and the results were as follows:

The election of the following nominees to serve as directors as follows:

Director	Votes For	Votes Against or Withheld
Terms expiring in 2007:
Adelmo E. Archuleta	61,731,760	192,210
Julie A. Dobson	61,723,253	200,717
Woody L. Hunt	61,730,796	193,174
C. E. McMahen	61,729,836	194,134
M. T. Pacheco	61,719,470	204,500
R. M. Price	57,915,087	4,008,883
B. S. Reitz	61,718,240	205,730
Jeffry E. Sterba	57,936,128	3,987,842
Joan B. Woodard	61,731,251	192,719

The approval of the selection by the Company’s Board of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2006, was voted on, as follows:

Votes For	Votes Against or Withheld	Abstentions
61,778,325	90,648	54,996

The approval of an amendment to the Restated Articles of Incorporation of PNM Resources, Inc. to eliminate the authority of the Board to classify itself by amending the bylaws, was voted on, as follows:

Votes For	Votes Against or Withheld	Abstentions
60,059,637	1,714,389	149,943

ITEM 5. OTHER EVENTS

None

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNM Resources, as amended through June 21, 2006.

10.4	PNMR	Term Loan Agreement, dated as of April 17, 2006, among PNM Resources, as borrower, the lenders identified therein and Lehman Commercial Paper Inc., as administrative agent.

10.43**	PNMR	PNMR Fourth Amendment to the PNM Resources Non-Union Severance Pay Plan executed April 19, 2006.

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNMR	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** designates each management contract or compensatory plan or arrangement required to be identified.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: August 9, 2006	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)