Form 10-K/A
period 2006-12-31
TEXAS NEW MEXICO POWER CO; PNM RESOURCES INC; PUBLIC SERVICE CO OF NEW MEXICO
filed 2007-08-14
CIK 22767, 1108426, 81023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number	Registrants, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
001-32462	PNM Resources, Inc. (A New Mexico Corporation) Alvarado Square Albuquerque, New Mexico 87158 (505) 241-2700	85-0468296

001-06986	Public Service Company of New Mexico (A New Mexico Corporation) Alvarado Square Albuquerque, New Mexico 87158 (505) 241-2700	85-0019030

002-97230	Texas-New Mexico Power Company (A Texas Corporation) 4100 International Plaza, P.O. Box 2943 Fort Worth, Texas 76113 (817) 731-0099	75-0204070

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of Each Exchange
Registrant	Title of Each Class	on Which Registered
PNM Resources, Inc.	Common Stock, no par value	New York Stock Exchange
PNM Resources, Inc.	6.75% Equity Units, $50 stated value	New York Stock Exchange

Securities Registered Pursuant To Section 12(g) Of The Act:

Registrant	Title of Each Class
Public Service Company of New Mexico	1965 Series, 4.58% Cumulative Preferred Stock
($100 stated value without sinking fund)

Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PNM Resources, Inc. (“PNMR”)	YES✓	NO
Public Service Company of New Mexico (“PNM”)	YES	NO✓
Texas-New Mexico Power Company (“TNMP”)	YES	NO✓

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PNMR	YES	NO✓
PNM	YES	NO✓
TNMP	YES✓	NO

Indicate by check mark whether PNMR and PNM (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. YES ✓ NO

Indicate by check mark whether TNMP (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES     NO ✓

(NOTE: As a voluntary filer, not subject to the filing requirements, TNMP filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓

Indicate by check mark whether PNMR is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer✓	Accelerated filer	Non-accelerated filer

Indicate by check mark whether PNM and TNMP are large accelerated filers, accelerated filers, or non-accelerated filers (as defined in Rule 12b-2 of the Act).

Large accelerated filer	Accelerated filer	Non-accelerated filer✓

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     NO  ✓

As of February 20, 2007, 76,662,979 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of Common Stock of PNM outstanding as of February 20, 2007 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of Common Stock of TNMP outstanding as of February 20, 2007 was 9,615 all held indirectly by PNMR (and none held by non-affiliates).

On June 30, 2006 the aggregate market value of the voting stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $24.96 per share reported by The Wall Street Journal, was $1,727,649,306.

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

This Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) amends the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006, initially filed with the Securities and Exchange Commission ("SEC") on March 1, 2007 (the “Original Filing”).

In 1985 and 1986, PNM, a wholly-owned subsidiary of PNMR, entered into 11 separate transactions through which it sold all of its interest in Units 1 and 2 of the Palo Verde Nuclear Generating Station and related common facilities to institutional investors.  At the same time, PNM entered into agreements to lease back the facilities that were sold.  These transactions resulted in gains, which in accordance with generally accepted accounting principles (“GAAP”) were deferred and amortized over the lives of the leases, approximately 30 years.

In 1990, the New Mexico Public Service Commission (“NMPSC”), the predecessor to the New Mexico Public Regulation Commission, ordered that the portion of the gain on the sale-leasebacks attributable to PNM’s New Mexico customers was to reduce electric rates over 15 years.  Accordingly, under GAAP, the amortization period or the portion of the gain on the sale-leasebacks remaining at that time and attributable to New Mexico customers should have been changed to match the rate-making treatment, which would have resulted in that portion of the gain being completely amortized by 2001.  However, PNM continued to amortize the gain over the lives of the leases for financial reporting purposes, which was longer than the 15 years determined by the NMPSC.  The portion of the gain not attributable to PNM’s New Mexico customers was not affected by the NMPSC order and has continued to be amortized over the lives of the leases in accordance with GAAP.

Management of PNMR and PNM determined that in accordance with SEC Staff Accounting Bulletin 108 the Original Filing for PNMR and PNM should be restated to correct this error.

The restatement has been reflected in the Consolidated Financial Statements by increasing the beginning balance of retained earnings for both PNMR and PNM as of January 1, 2004 by $15.5 million and removing the amortization of the portion of the gain attributable to New Mexico customers, which amounts to a $1.3 million annual decrease in net earnings in each of the years in the three year period ended December 31, 2006.  The change in net earnings for removing the amortization, which is a non-cash item, is offset by a change in deferred credits and accumulated on the statements of cash flows resulting in no net impact on cash flows from operating activities and does not impact the subtotals of the statements of cash flows.The restatement also impacts the Notes to the Consolidated Financial Statements.  Refer to Note 23 to the Consolidated Financial Statements for additional detail on the restatement.

In addition to these items, the following sections of this Form 10-K/A have been revised to reflect the restatement: Part II – Item 6 – Selected Financial Data, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 9A – Controls and Procedures and Part IV – Item 15 – Exhibits and Financial Statement Schedules.

With the exception of the corrections described above, Amendment No. 1 sets forth the Original Filing in its entirety for the convenience of the reader.  Amendment No. 1 has been signed as of a current date and all certifications of the Registrants’ Chief Executive Officer and Principal Financial Officer are given as of a current date.  This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update the Original Filing in any way other than to correct the items described above.

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of stockholders of PNMR to be held on May 22, 2007.

 This Form 10-K/A represents separate filings by PNMR, PNM and TNMP. Information herein relating to an individual registrant is filed by that registrant on its own behalf. PNM makes no representations as to the information relating to PNMR and its subsidiaries other than PNM. TNMP makes no representations as to the information relating to PNMR and its subsidiaries other than TNMP. When this Form 10-K/A is incorporated by reference into any filing with the SEC made by PNM or TNMP, the portions of this Form 10-K/A that relate to PNMR and its subsidiaries other than PNM or TNMP, respectively, are not incorporated by reference therein.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

INDEX

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	A-30

ITEM 6.	SELECTED FINANCIAL DATA	A-32

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATION	A-36

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
	MARKET RISK	A-87

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	B-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	C-1

ITEM 9A.	CONTROLS AND PROCEDURES	C-1

ITEM 9B.	OTHER INFORMATION	C-1

v

GLOSSARY

Afton	Afton Generating Station
ALJ	Administrative Law Judge
Altura	Altura Power L.P.
APB	Accounting Principles Board
APS	Arizona Public Service Company
ARO	Asset Retirement Obligation
Avistar	Avistar, Inc.
BART	Best Available Retrofit Technologies
BLM	U.S. Department of the Interior Bureau of Land Management
Board	Board of Directors
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
Company	PNM Resources, Inc. and Subsidiaries
Congress	United States Congress
Constellation	Constellation Energy Commodities Group, Inc.
Decatherm	1,000,000 BTUs
Delta	Delta-Person Limited Partnership
DOE	Department of Energy
Duke	Duke Energy Corporation
EaR	Earnings at Risk
ECJV	ECJV Holdings, L.L.C.
EEI	Edison Electric Institute
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	Joint Venture between PNMR and ECJV
EPE	El Paso Electric Company
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
Farmington	City of Farmington, New Mexico
FCPSP	First Choice Power Special Purpose, L.P.
FERC	Federal Energy Regulatory Commission
First Choice	First Choice Power, L. P. and Subsidiaries
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC
GAAP	Generally Accepted Accounting Principles in the United
States of America

Global Electric Agreement	Signed by PNMR and other parties in 2003; provides for a five-year rate path for New Mexico jurisdictional customers that began in September 2003
Great Southwestern	Great Southwestern Construction, Inc.
IRS	United States Internal Revenue Service
ISO	Independent System Operator
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MMBTUs	Million British Thermal Units
Moody's	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the
Navajo Nation Safe Drinking Water Act, and the Navajo
Nation Pesticide Act
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NNHPD	Navajo Nation Historic Preservation Department
NOPR	Notice of Proposed Ruling
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NYMEX	New York Merchantile Exchange
OASIS	Open Access Same Time Information System
OATT	Open Access Transmission Tariff
OPEB	Other Post Employment Benefits
O&M	Operations and Maintenance
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiary
PNMR	PNM Resources, Inc. and Subsidiaries
PPA	Power Purchase Agreement
PSA	Power Supply Agreement
PUCT	Public Utility Commission of Texas
PUHCA	The Public Utility Holding Company Act
PVNGS	Palo Verde Nuclear Generating Station
Reeves	Reeves Generating Station
REC	Renewable Energy Certificate
REP	Retail Electricity Provider
Restructuring Act	New Mexico Electric Utility Industry Restructuring Act of 1999,
as amended
RMC	Risk Management Committee
RMRR	Routine Maintenance, Repair or Replacement
RTO	Regional Transmission Organization
SAB	SEC Staff Accounting Bulletin
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SDG&E	San Diego Gas and Electric Company

SEC	United States Securities and Exchange Commission
Senate Bill 7	Legislation that established retail competition in Texas
SFAS	Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
S&P	Standard and Poors Ratings Services
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act (also known as Senate Bill 7)
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Throughput	Volumes of gas delivered, whether or not owned by the Company
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
Twin Oaks	Assets of Twin Oaks Power, LP and Twin Oaks Power III, LP
UAMPS	Utah Associated Municipal Power Systems
USBR	United States Bureau of Reclamation
USFS	United States Forest Service
VaR	Value at Risk
VCA	Voluntary Compliance Agreement
Wood River	Wood River Partners, L.P.
WSPP	Western Systems Power Pool

PART I

ITEM 1.	BUSINESS

THE COMPANY
Overview

PNMR or the “Company” is an investor-owned holding company of energy and energy-related businesses. The Company’s primary subsidiaries are PNM, TNMP, First Choice and Altura. PNM is an integrated public utility with regulated operations primarily engaged in the generation, transmission and distribution of electricity, transmission, distribution and sale of natural gas within New Mexico, and unregulated operations primarily focused on the sale and marketing of electricity in the western United States. PNM began service to TNMP’s New Mexico customers effective January 1, 2007. TNMP is a regulated utility operating in Texas and through December 31, 2006 in New Mexico. In Texas, TNMP provides regulated transmission and distribution services. In New Mexico, TNMP provided integrated electric services that include the transmission, distribution, purchase and sale of electricity to its New Mexico customers. First Choice is a competitive retail electric provider operating in Texas. Altura operates the Twin Oaks plant. In addition, PNMR provides energy and technology related services through its wholly owned subsidiary, Avistar. In January 2007, PNMR and ECJV, a wholly owned subsidiary of Cascade, created a new unregulated energy company, temporarily named EnergyCo, which will serve expanding U.S. markets throughout the Southwest, Texas and the West. Under the terms of the agreement, PNMR and ECJV each have a 50 percent ownership interest in EnergyCo, a limited liability company. The Company’s common stock trades on the New York Stock Exchange under the symbol PNM.

PNMR was incorporated in the State of New Mexico in 2000. PNM was incorporated in the State of New Mexico in 1917. TNMP’s predecessor was organized in 1925 and TNMP is incorporated in the State of Texas.

Other Information

These filings for PNMR, PNM and TNMP include disclosures for PNMR, PNM and TNMP. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding only PNMR, PNM or TNMP will be clearly indicated as such. A reference to “MD&A” in this report refers to “Part II, Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this report. A reference to a “Note” in this Part I refers to the accompanying notes to Consolidated Financial Statements.

Financial information relating to amounts of sales, revenue, net income and total assets of the Company’s reportable segments is contained in “Part II, Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 3.

COMPANY WEBSITE

The Company’s Internet address is http://www.pnmresources.com. The contents of the website are not a part of this Form 10-K/A. The Company’s filings with the SEC, including annual reports on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, are accessible free of charge at http://www.pnmresources.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available upon request in print from the Company free of charge. Additionally, the Company's Corporate Governance Principles, code of ethics (Do the Right Thing-Principles of Business Conduct) and charters of the Company's Audit and Ethics Committee, Governance and Public Policy Committee, Human Resources and Compensation Committee and Finance Committee are available on the Company's website at http://www.pnmresources.com/ge/ec and such information is available in print, without charge, to any shareholder who requests it.

REGULATED OPERATIONS

PNM Electric

PNM Electric is an integrated electric utility that consists of generation, transmission and distribution of electricity for retail electric customers in New Mexico and the sale of transmission to third parties as well as to PNM Wholesale and, through December 31, 2006, to TNMP. PNM Electric provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico, which are located in Southern New Mexico. PNM Electric owns or leases transmission lines, interconnected with other utilities in New Mexico, Texas, Arizona, Colorado and Utah. The Company’s largest non-affiliated retail electric customer was served by PNM Electric and accounted for approximately 8.4% of the Company’s total retail electric revenues for the year ended December 31, 2006.

The NMPRC has established an off-system sales methodology that provides for a sharing mechanism whereby a certain amount of revenues from off-system sales are credited to reduce retail cost of service. Off-system sales above the amounts credited to retail customers accrue to the benefit of shareholders. Subsequent rate case settlements have continued to utilize this methodology.

Customer rates for retail electric service are set by the NMPRC based on the provisions of the Global Electric Agreement. In 2003, the NMPRC approved the Global Electric Agreement that set a rate path through 2007. PNM agreed to decrease retail electric rates by 6.5% in two phases over three years. The first phase of the rate reductions became effective in September 2003 and the second phase became effective September 1, 2005 (See Note 17). In February 2007, PNM filed a general rate case that asked the NMPRC to approve an increase in general rates, the first such request in over 20 years. The proposed increase would go into effect January 1, 2008, at the expiration of the current four-year rate path, and would impact 436,000 New Mexico customers. If electric rates were approved as proposed, electric revenues would increase $68.9 million annually. PNM residential electric rates would increase approximately 13.7 percent, while most business customers would see rate increases of approximately 10.3 percent. (See “PNM Electric Rate Case” in MD&A).

Weather-normalized retail electric load growth was 4.2% in 2006. PNM Electric’s system peak demands for its retail customers and firm requirements customers in the summer and the winter for the last three years are shown in the following table:

System Peak Demands

	2006	2005	2004
	(Megawatts)

Summer	1,855	1,779	1,655
Winter	1,616	1,530	1,481

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow PNM to access public rights-of-way for placement of PNM’s electric facilities. Franchise agreements have expired in some areas PNM serves including Albuquerque, Santa Fe, and the City of Rio Rancho. PNM remains obligated under New Mexico state law to provide service to customers in these franchise areas despite the absence of an effective franchise agreement, so there should be no direct impact on PNM’s business. The Albuquerque and Rio Rancho metropolitan areas accounted for approximately 52% and 10% of PNM Electric’s 2006 electric utility operating revenues, respectively (excluding transmission revenues), and no other franchise area represents more than approximately 10%. Although PNM does not collect or pay franchise fees in some areas it serves, PNM continues to collect and pay franchise fees in certain parts of its service territory, including Albuquerque, Santa Fe, and the City of Rio Rancho.

PNM Electric owns or leases 2,905 circuit miles of electric transmission lines, interconnected with other utilities in New Mexico, Arizona, Colorado, Texas and Utah. Due to rapid load growth in PNM Electric’s service territory in recent years and the lack of transmission development, most of the capacity on this transmission system is fully committed and there is very little or no additional access available on a firm commitment basis. These factors result in physical constraints on the system and limit the ability to wheel power into PNM Electric’s service area from outside of New Mexico.

TNMP Electric

TNMP Electric consists of the operations of TNMP. TNMP is a regulated utility operating in Texas and, through December 31, 2006, in New Mexico.

In New Mexico, TNMP provided integrated electricity services that included the transmission, distribution, purchase and sale of electricity to its customers in southwest and south central New Mexico as well as transmission to third parties and to PNM through December 31, 2006. PNM began serving these customers on January 1, 2007.

In Texas, TNMP Electric provides regulated transmission and distribution services under the provisions of TECA. TNMP Electric serves a market of small-to-medium-sized communities. Most of the communities in TNMP Electric’s service territory have populations of less than 50,000. In most areas that TNMP Electric serves, it is the exclusive provider of transmission and distribution services.

TNMP Electric’s Texas territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is approximately 10 miles north of the Dallas-Fort Worth International Airport, eastward to municipalities near the Red River, and to communities north, west and south of Fort Worth. The second portion of its territory includes the area along the Texas Gulf Coast between Houston and Galveston, and the third portion includes areas of far west Texas between Midland and El Paso. TNMP Electric’s Texas operations lie entirely within the ERCOT region. ERCOT is the independent system operator that is responsible for maintaining reliable operations for the bulk electric power supply system in the ERCOT region, which is located entirely within Texas. See “Rates and Regulation” below for more information about ERCOT.

TNMP Electric provides transmission and distribution services at regulated rates to various retail electric providers that, in turn, provide retail electric service within TNMP Electric’s Texas service area. As of December 31, 2006, 58 retail electric providers served customers that receive transmission and distribution services from TNMP Electric. First Choice, TNMP Electric’s affiliated retail electric provider, was TNMP Electric’s largest customer and accounted for approximately 27% of TNMP's total retail electric revenues for the year ended December 31, 2006. After First Choice, billed revenues of TNMP’s next largest customer accounted for approximately 9% of retail electric revenues.

TNMP holds long-term, non-exclusive franchise agreements for its electric transmission and distribution services, with varying expiration dates. TNMP intends to negotiate and execute new or amended franchise agreements with municipalities as they expire. Since TNMP Electric is the exclusive provider of transmission and distribution services in most areas that it serves the absence of franchise agreements should not have a direct impact on TNMP’s business. The remainder of TNMP's revenues is earned from service provided to facilities in its service area that lie outside the territorial jurisdiction of the municipalities with which TNMP has franchise agreements.

PNM Gas

PNM Gas distributes natural gas to most of the major communities in New Mexico, including Albuquerque and Santa Fe. The Albuquerque metropolitan area accounted for approximately 50% of the total gas revenues in 2006. No single sales-service customer accounted for more than 0.8% of PNM Gas’ therm sales in 2006. PNM holds non-exclusive franchises with varying expiration dates.  Franchise agreements have expired for the City of Rio Rancho and several smaller municipalities, although PNM continues to collect and pay franchise fees to each of these communities. Franchise agreements have also expired for several counties that PNM Gas serves, although counties are not permitted to charge franchise fees. PNM Gas remains obligated to serve these franchise areas pursuant to state law.

PNM Gas has a customer base that includes both sales-service customers and transportation-service customers. Sales-service customers purchase natural gas and receive transportation and delivery services from PNM Gas for which PNM Gas receives both cost-of-gas and cost-of-service revenues. Cost-of-gas revenues collected from its sales-service customers are recovered in accordance with NMPRC regulations through the PNM Gas PGAC and represent a pass-through of the cost of natural gas to the customer. As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact the Company’s consolidated gross margin (gross margin is equal to operating revenues minus cost of energy sold). The NMPRC has approved an agreement regarding the hedging strategy of PNM Gas and the implementation of a price management fund program which includes a continuous monthly balancing account with a carrying charge. This carrying charge has the effect of keeping PNM Gas whole on purchases of gas since it is compensated for the time value of money that exists due to any delay in collections from customers. Additionally, PNM Gas makes occasional gas sales to off-system sales customers. Off-system sales deliveries generally occur at pipeline interconnections with the PNM Gas system and profits are shared between PNM Gas and its customers on a 30%/70% basis.

PNM Gas had 26 transportation-service customers in 2006, which procure gas for their end users independently of PNM Gas end users. Transportation-service customers are gas marketers and producers contracting with PNM Gas for transportation services to their end users and for other related services that provide PNM Gas with cost-of-service revenues only. Transportation services are provided to transportation-service customers at locations throughout the PNM Gas distribution system, as well as points on and off PNM Gas transmission pipelines. Through its transportation-service customers, PNM Gas provided gas transportation deliveries to 1,927 end users that were not PNM Gas customers during 2006.

In 2006, 43% of the total gas throughput of PNM Gas was related to transportation gas deliveries. The transportation rates of PNM Gas are unbundled, and transportation customers only pay for the service they receive. In 2006, revenues from transportation customers accounted for 3% of the total gas revenues of PNM Gas. Revenues from sales-service customers accounted for the remaining 97%. Cost of gas, on which PNM Gas makes no margin, accounted for 73% of total sales-service revenue. Because a major portion of the PNM Gas load is related to heating, sales levels are affected by the weather. In 2006, 60% of the total sales occurred in the months of January, February, March and December.

PNM Gas obtains its supply of natural gas primarily from sources within New Mexico by contracting with third party producers and marketers. These contracts are generally sufficient to meet its peak-day demand. PNM Gas serves certain cities that depend on El Paso Natural Gas Company or Transwestern Pipeline Company for transportation of gas supplies. Because these cities are not directly connected to the transmission facilities of PNM Gas, gas transported by these companies is the sole supply source for these cities. Such gas transportation is regulated by the FERC.

UNREGULATED OPERATIONS

Wholesale

The Wholesale segment included in PNMR’s results of operations includes PNM Wholesale as well as the results of Altura from the date of acquisition of Twin Oaks on April 18, 2006 (see Note 2).

PNM Wholesale

PNM Wholesale consists of the generation and sale of electricity into the wholesale market based on two product lines, long-term contracts and short-term sales. The sources of these sales are threefold: 1) PNM’s wholesale plants excluded from retail rates; 2) unused capacity of PNM's jurisdictional assets and 3) market purchases. The regulated and unregulated generation is jointly dispatched in order to improve reliability, provide the most economic power to retail customers, and maximize profits on any wholesale transactions.

Long-term contracts include sales to firm-requirements and other wholesale customers with multi-year arrangements. At December 31, 2006, these contracts ranged from 1 to 14 year terms with an average term of 6 years. Short-term sales include forward market opportunities, which transactions do not qualify as normal sales and purchases as defined in SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and, as a result, are marked to market. Also included in short-term sales are spot market, hour ahead, day ahead, week ahead and other sales of any excess generation not required to fulfill PNM Electric’s retail load and contractual commitments.

The PNM Wholesale strategy calls for increased asset-backed energy sales supported by long-term contracts in the wholesale market, where PNM’s aggregate net open forward electric sales position, including short-term sales and long-term contracts, is generally covered by its forecasted excess generation capacity. Company management actively monitors the asset-backed sales by the use of stringent risk management policies. The Company’s future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts. The 75% threshold is in compliance with the Global Electric Agreement. Growth is dependent on market development and on the Company’s ability to generate funds for the Company’s future expansion. Expansion of the Company’s generation portfolio is dependent on the Company’s ability to acquire favorably priced assets at strategic locations and to secure long-term commitments for the purchase of power from the acquired plants.

The Company has been successful in developing its wholesale power marketing activities in the western United States, even in times of market volatility. Management believes this success is due to its business strategy of providing electric power customized to meet the special needs of its customers. This marketing strategy is based on PNM Wholesale's net asset-backed methodology, which helps mitigate the risks inherent in wholesale power marketing activities. PNM Wholesale also utilizes long-term transactions to enhance its product offerings.

Certain of PNM’s generation resources are excluded from retail electric rates. As a result, PNM Wholesale developed a wholesale power marketing strategy in which it sells the generation from its resources that are excluded from retail rates. This strategy also includes the forward purchase and sale of electricity to take advantage of market price opportunities in the electric wholesale market. During 2006, 2005 and 2004, PNM’s sales in the wholesale electric markets accounted for approximately 55%, 58% and 62%, respectively, of its total MWh sales. Of the total wholesale electric sales made in 2006, 2005 and 2004, 84%, 87% and 80%, respectively, were transacted through purchases for resale. (See Item 2. "Properties.")

PNM Wholesale has entered into various firm-requirements wholesale electric sales contracts. These contracts contain fixed capacity charges in addition to energy charges. Capacity charges are fixed monthly payments for a commitment of resources to service the contract requirements. Energy charges are payments based on the amount of electricity delivered to the customer intended to compensate PNM Wholesale for its variable costs incurred to provide the energy. PNM Wholesale’s firm-requirements demand was 273 MW in 2006, and is expected, based solely on existing contracts, to be 177 MW in 2007, 172 MW in 2008, 110 MW in 2009, 113 MW in 2010 and 116 MW in 2011. Firm-requirements for TNMP’s New Mexico customers are included in amounts for 2006. Beginning January 1, 2007, TNMP’s New Mexico customers are included in the PNM Electric load. No firm-requirements customer of PNM Wholesale accounted for more than 7.6% of the Company's total electric sales for resale revenues for the year ended December 31, 2006.

Altura

On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased the Twin Oaks business, which included a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas. PNMR acquired Twin Oaks to expand the Company’s merchant generation fleet in order to serve a growing wholesale market in the Southwest.

Altura has assumed two power sales agreements for the Twin Oaks power generated by the Twin Oaks facility. The first contract is for 100% of the power generated by Twin Oaks and expires in September 2007. The second contract is for 75% of the power generated by Twin Oaks that begins October 2007 and expires December 31, 2010. Altura will have to market the 25% uncommitted portion of the power in the Texas wholesale market.

The coal requirements for Twin Oaks are being supplied by a long-term fuel supply agreement. This fuel supply agreement expires when Twin Oaks meets delivery of a specified number of decatherms. Based on current forecasts of usage, the Company estimates the contract will expire in 2029. If Twin Oaks were to take only the minimum delivery amounts specified under this contract, it would expire in approximately 2040. Altura is not responsible under this agreement for the decommissioning or reclamation costs of this mine. PNMR has issued a parental guarantee on behalf of Twin Oaks’ owner, Altura, guaranteeing Altura’s performance under this fuel supply agreement.

The Twin Oaks purchase agreement also included the development rights for a possible 600-megawatt expansion of the plant, which PNMR has classified as an intangible asset. An additional $2.5 million payment will be made to the seller upon the issuance of an air permit for the expansion and an additional $2.5 million will be paid upon Altura beginning construction of the expansion. PNMR has not made a decision regarding the Twin Oaks expansion, but it is considering a variety of options, including self development or sale to a third party.

First Choice

First Choice is a certified retail electric provider operating in ERCOT, which provides electricity to residential, small and large commercial, industrial and institutional customers. First Choice’s services include acquiring retail customers, setting up retail accounts, handling customer inquiries and complaints, and acting as a liaison between the transmission and distribution companies and retail customers. First Choice focuses its competitive customer acquisition efforts in the major Texas metropolitan areas that are open to electric choice within ERCOT, including Dallas-Fort Worth, Houston, Corpus Christi, and McAllen-Harlingen. Although First Choice is regulated in certain respects by the PUCT under ERCOT, the Company includes First Choice in the unregulated portion of its business because First Choice is not subject to traditional rate of return regulation.

First Choice’s load fluctuates continuously due to, among other things, customer additions and losses, changes in customer usage, unseasonal weather and customer switching. First Choice continually monitors and revises its load forecast to account for changing competitive customer loads. First Choice develops short-term load forecasts to identify short-term load surpluses and shortages, and to ensure that hedges are in place to cover forecasted sales. To the extent these short-term load forecasts identify shortages, First Choice covers shortages through short-term power purchases or through purchases on the ERCOT balancing market.

First Choice experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. In 2006, approximately 43% of First Choice’s consolidated annual revenues were recorded in June, July, August and September.

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

In 2006, First Choice Power Retail LP was formed for the purpose of conducting business as a retail electric provider in Texas. Although it has not yet started operations, regulatory approval for First Choice Power Retail LP to do business in Texas was granted by the PUCT in 2007.

CORPORATE AND OTHER

PNMR Services Company provides corporate services through shared services agreements to PNMR and to all of PNMR's business units, including Altura, Avistar, First Choice, PNM, TNP and TNMP. These services are billed at cost on a monthly basis and allocated to the business units. PNMR Services Company and Avistar are included in the Corporate and Other segment.

SOURCES OF POWER

PNMR

The Company has sources of power from property it owns or leases and power purchased through various long-term PPAs. For the year ended December 31, 2006, the Company had a 2,638 MW generation capacity from these sources.

Sources of Power - Owned

As of December 31, 2006, PNMR’s wholly owned subsidiary, Altura, owned 305 MW of generation capacity from the Twin Oaks plant. (See Item 2. “Properties.”)

Sources of Power - PSA

First Choice assumed the energy supply activities of TNMP in Texas in 2002. In 2003, First Choice and Constellation executed a PSA that resulted in Constellation being the primary supplier of power for First Choice’s customers through the end of 2006. Additionally, Constellation has agreed to supply power in certain transactions under the PSA beyond the date when that commitment expired. The Company’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply. In addition, First Choice uses various financial instruments to hedge against the risk of adverse changes in natural gas prices. The PSA with Constellation resulted in Constellation assuming weather related risks because the contract is based on customer usage profiles as determined by ERCOT. First Choice retained the risks associated with customer attrition. (See Note 17.)

PNM

Sources of Power - Owned

As of December 31, 2006, the total net generation capacity of facilities owned by PNM was 1,934 MW, which includes all of PNM's interests in PVNGS, portions of which are held under operating leases. (See Item 2. “Properties.”)

PNM is committed to increasing the utilization of its generation capacity at SJGS, Four Corners and PVNGS. SJGS is operated by PNM. SJGS’ equivalent availability was 89.6% and 89.4% for the years ended December 31, 2006 and 2005, respectively. PVNGS’ equivalent availability was 70.0% and 76.0% for the years ended December 31, 2006 and 2005, respectively. Four Corners’ equivalent availability was 90.5% and 86.3% for the years ended December 31, 2006 and 2005, respectively. Four Corners and PVNGS are operated by APS.

PNM’s Lordsburg plant was built to serve wholesale customers and other sales rather than New Mexico retail customers and, therefore, is not currently included in the retail rates. However, this plant may be needed in the future to serve the growing retail load as is the case for Afton, as described below. If so, this plant would have to be certified by the NMPRC and would then be subject to inclusion in PNM’s retail rates in a future rate case. This plant was built as part of PNM’s ongoing strategy of increasing generation capacity over time to serve increasing retail load, sales under long-term contracts and other sales. The plants owned by PNM are available through joint dispatch to support service to the retail customers of PNM.

In November 2005, PNM filed a joint stipulation with the NMPRC that would allow PNM to convert Afton to a combined cycle plant and bring Afton into retail rates, with 50% of Afton's capacity designated to serve PNM's customers and the other 50% designated to serve TNMP's former New Mexico customers, which were transferred to PNM effective January 1, 2007. The stipulation was approved by the NMPRC on October 5, 2006. Afton is currently under construction for conversion to combined cycle unit. The construction should be completed in mid-2007.

In November 2004, PNMR Development, a subsidiary of PNMR, purchased a one-third interest in Luna. Luna was a 570 MW, partially constructed, natural gas-fired power plant near Deming in southern New Mexico. In November 2005, the one-third interest in Luna was transferred from PNMR Development to PNM. The purchasers invested approximately $100.0 million, one-third from each purchaser, to complete construction. PNM managed the construction project which was completed in April 2006.

Sources of Power - Leased

In 1996, PNM entered into an operating lease agreement for the rights to all the output of the Delta gas-fired generating plant for 20 years. The plant received FERC approval for "exempt wholesale generator" status. The maximum dependable capacity under the lease is 132 MW. The gas turbine generating unit is operated by Delta and is located on PNM’s retired Person Generating Station site in Albuquerque. Primary fuel for the gas turbine generating unit is natural gas provided by wholesale gas purchases. In addition, the unit has the capability to utilize low sulfur fuel oil if natural gas is neither available nor cost effective.

PNM leases portions of PVNGS. See Item 2. “Properties” and Note 7 for additional information.

Sources of Power - PPAs

In addition to generating its own power, PNM purchases power in the open market. PNM's purchases under its long-term PPAs, including the Delta lease and the contract with FPL described below, were 599 MW in 2006 and are expected to be 532 MW in 2007, 532 MW in 2008, 532 MW in 2009, and 457 MW in 2010. This projected capacity assumes that contracts that end during the period are not renewed or extended. PNM also purchases power in the forward, day-ahead and real-time markets.

In 2002, PNM entered into an agreement with FPL to develop a 200 MW wind generation facility in New Mexico. PNM began receiving commercial power from the project in June 2003. FPL owns and operates the New Mexico Wind Energy Center, which consists of 136 wind-powered turbines on a site in eastern New Mexico. PNM has a contract to purchase all the power generated by the New Mexico Wind Energy Center for 25 years. In 2003, PNM received approval from the NMPRC for a voluntary tariff that allows PNM retail customers to buy wind-generated electricity for a small monthly premium. Power from the New Mexico Wind Energy Center is used to service load under the voluntary tariff and as part of PNM’s electric supply mix for meeting retail load. Any wind-generated electricity in excess of these amounts is sold on the wholesale power market, either within New Mexico or outside the state.

TNMP

TNMP purchased all electricity for its New Mexico customers' needs and energy-scheduling services under a wholesale power contract with PNM that ended December 2006. As discussed above, First Choice provides electricity for TNMP’s Texas customers.

MARKET REACH

As of December 31, 2006, PNM owned 50 MW of firm transmission capacity to the Mead market hub, which serves various wholesale power markets and loads in the greater Las Vegas, Nevada area, and serves as a delivery point for the Cal ISO. In addition, PNM owned transmission capacity to serve major load centers in the Phoenix, Arizona area in amounts varying from 100 MW to 150 MW.

FUEL AND WATER SUPPLY

PNMR

Twin Oaks

The coal requirements for Twin Oaks are being supplied by a long-term fuel supply agreement. This fuel supply agreement expires when Twin Oaks meets delivery of a specified number of decatherms. Based on current forecasts of usage, the Company estimates the contract will expire in 2029. If Twin Oaks were to take only the minimum delivery amounts specified under this contract, it would expire in approximately 2040. Altura is not responsible under this agreement for the decommissioning or reclamation costs of this mine. PNMR has issued a parental guarantee on behalf of Twin Oaks’ owner, Altura, guaranteeing Altura’s performance under this fuel supply agreement.

PNM

The percentages of PNM’s generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to PNM of those fuels per million BTU, during the past three years were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of	Average	Percent of	Average	Percent of	Average
	Generation	Cost	Generation	Cost	Generation	Cost

2006	70.4%	$1.75	23.7%	$0.54	5.9%	$6.15
2005	71.3%	$1.64	26.3%	$0.46	2.4%	$6.88
2004	70.1%	$1.54	28.1%	$0.53	1.8%	$6.94

The generation mix for 2007 is expected to be 63.0% coal, 26.0 % nuclear and 11.0% gas and oil. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally abundant supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future.

Coal

See Note 16 for information about PNM’s coal supply.

Natural Gas

The natural gas used as fuel for the electric generating plants is procured on the open market and delivered by PNM Gas through its transportation services. PNM Wholesale procures its gas supply independently of PNM Gas and obtains its gas transportation services from PNM Gas or third party transportation providers.

Nuclear Fuel

PNM is one of several participants in PVNGS. (See Note 14.) The fuel cycle for PVNGS is comprised of the following stages:

•	mining and milling of uranium ore to produce uranium concentrates;
•	conversion of uranium concentrates to uranium hexafluoride;
•	enrichment of uranium hexafluoride;
•	fabrication of fuel assemblies;
•	utilization of fuel assemblies in reactors; and
•	storage and disposal of spent nuclear fuel.

The PVNGS participants have contracted for all of the PVNGS requirements for uranium concentrates and conversion services through the spring 2009 reload. PVNGS will need to purchase additional concentrates and conversion services in 2008 for the fall 2009 reload. The PVNGS participants have also contracted for all of the PVNGS enrichment services through 2010, 80% of enrichment services through 2013 and all of the fuel assembly fabrication services until at least 2015.

Water Supply

See Note 16 for information about PNM's water supply.

RATES AND REGULATION

The items below describe certain of the more significant rate and regulatory matters that are relevant to the Company. See Notes 16 and 17 in the Notes to Consolidated Financial Statements for a discussion of additional rate and regulatory matters.

PNMR

Energy Policy Act

In August 2005, the Energy Policy Act of 2005 was enacted, effective February 2006. Implementation of various portions of the law requires the issuance of rules by the FERC. The FERC adopted final rules implementing various provisions of the Energy Policy Act including rules pertaining to repeal of PUHCA of 1935 and implementation of PUHCA of 2005, the FERC’s expanded mergers and acquisitions approval authority and prohibition of energy market manipulation. The FERC has also issued a number of other proposed rules that are pending, including rules pertaining to preventing undue discrimination in transmission services and electric reliability standards. The Company will continue to monitor, and participate in, as appropriate, proceedings involving implementation of the Energy Policy Act.

First Choice

First Choice is a member of ERCOT, the ISO responsible for maintaining reliable operations of the bulk electric power grid in the Texas deregulated electricity market. The ERCOT ISO does not operate a centrally dispatched pool and does not procure energy on behalf of its members other than to maintain the reliable operation of the transmission system. ERCOT also serves as a clearinghouse for procuring ancillary services.

Members of ERCOT include independent retail electric providers, investor owned utilities, municipals, cooperatives, independent generators, independent power marketers, and consumers. The electric market served by ERCOT operates under the reliability standards set by the North American Electric Reliability Council. The PUCT has primary jurisdictional authority over the electric market served by ERCOT and the reliability of electricity across Texas' main interconnected power grid.

First Choice provides energy to retail customers in ERCOT. As a result of the deregulated electricity market in Texas, there are no provisions for the specific recovery of fuel and purchased power costs by First Choice. The rates charged to new customers acquired by First Choice are not regulated by the PUCT, but are negotiated by First Choice with each customer. As a result, purchased power costs will affect First Choice’s operating results.

Altura

The Twin Oaks plant operates in the deregulated electricity market in Texas served by the ERCOT ISO.

PNM

Regulation

PNM is subject to the jurisdiction of the NMPRC, with respect to its retail electric and gas rates, service, accounting, issuance of securities, construction of major new generation and transmission facilities and other matters regarding retail utility services provided in New Mexico. The FERC has jurisdiction over rates and other matters related to wholesale electric sales and cost recovery for a portion of PNM’s transmission network.

Regional Transmission Issues

In July 2005, the FERC issued an order terminating its proceeding on standard market design, stating that since issuance of the standard market design notice of proposed rulemaking, the electric industry has made significant progress in the development of voluntary RTOs and ISOs. In September 2005, the FERC issued a Notice of Inquiry on Preventing Undue Discrimination and Preference in Transmission Services seeking information from the industry regarding the provisions of the OATT for possible revision in a future rulemaking. On May 18, 2006, FERC issued a Notice of Proposed Rulemaking (NOPR) to reform its pro forma OATT. FERC emphasized that its purpose for the NOPR was not to create new market structures, redesign approved RTO or ISO markets, require transmission owners to divest control over transmission, impinge on state jurisdiction, or weaken the protection of native load customers. Core OATT elements were retained, including comparability requirements, protection of native load, state’s jurisdiction over bundled retail load, functional unbundling to address undue discrimination, and reciprocity. PNM and TNMP have filed comments in this proceeding. The NOPR is still pending before the FERC. The Company cannot predict what impact the final rule may have on its operations.

In November 2005, the FERC issued a NOPR Promoting Transmission Investment through Pricing Reform. In the proposed rulemaking, the FERC notes declining investment in the national transmission grid and proposes certain incentive actions it is considering to increase transmission investment to improve the reliability of the national transmission grid. In addition to the incentive proposals, the FERC would implement additional reporting requirements for public utilities that operate transmission systems. In July 2006, FERC issued its final rule to promote transmission investment through pricing reform. With its rule, FERC provided various incentives intended to promote transmission investment within the context of existing procedural requirements, with some flexibility. The FERC did not grant outright incentives to any public utility, but rather identified incentives that it would allow when justified in the context of individual utility petitions for declaratory orders or rate filings made pursuant to existing rate change requirements. Under FERC’s rule, each applicant must demonstrate a nexus between the incentive sought and the transmission investment being made. In August 2006, various entities, including EEI, filed requests for rehearing requesting the FERC to modify its rule. The Company supported EEI’s position in the filing. The petitions for rehearing are currently pending before the FERC. The Company intends to continue to monitor and participate in these FERC notices and rulemakings.

Generation Market Power Filings

On December 20, 2004, the FERC issued an order addressing PNM’s updated market power analysis, submitted in August 2004 and supplemented thereafter, in response to a FERC order in Acadia Power Partners, LLC. In that order, the FERC instituted an investigation and proceeding under Section 206 of the Federal Power Act to determine whether PNM may continue to charge market-based rates in the PNM and EPE control area markets. PNM submitted several filings to the FERC in 2005 and early 2006 designed to show that, notwithstanding its failure of certain numerical screens, PNM lacked generation market power in both of these control areas.

In April 2006, the FERC issued an order in which it determined that PNM rebutted the presumption of market power in the PNM control area and, accordingly, terminated its investigation into PNM’s continued ability to make sales of wholesale power at market-based rates in the control area. The FERC also determined that PNM's analysis could rebut the presumption of market power in EPE's control area, but that it needed additional information regarding periods of transmission constraint. The FERC order gave PNM 60 days to file additional information regarding market power during periods of transmission constraint or, alternatively, propose cost-based mitigation measures for the EPE control area during periods of transmission constraint. In June 2006, PNM filed a proposed cost-based mitigated rate proposal to apply in the EPE control area during periods of transmission outages and transmission constraints. No comments were filed objecting to PNM's filing. In September 2006, FERC issued its order approving PNM's cost-based mitigated rate proposal in the EPE control area during periods of transmission constraints or transmission outages, effective March 6, 2006. The FERC order requires that PNM make refunds for any transactions since March 6, to the extent PNM had any sales in EPE's control area at market rates during periods of transmission constraints or transmission outages that exceeded PNM's mitigated rate proposal. PNM has determined no such refunds were required. With the order, FERC terminated the Section 206 investigation into PNM's market rate sales in the EPE control area, and closed its docket on this matter.

FERC Office of Market Oversight and Investigations Audit

In November 2005, PNM received notice that the FERC Division of Operational Audits of the Office of Enforcement formerly known as the Office of Market Oversight and Investigations would perform a compliance audit of the Company. The audit covers the period from January 2004 to the present and will examine the Company’s compliance with the FERC standards of conduct and OASIS requirements, compliance of the Company’s transmission practices with the FERC regulations and applicable OATT, and compliance of PNM’s wholesale electricity marketing operation with its market-based rate tariff. This audit is part of a series of routine, mandatory audits of all of the utilities under FERC oversight, focused on compliance with the FERC’s rules and regulations. Similar audits have been conducted of other regional utilities. The FERC will issue its findings upon conclusion of the audit, which could take from nine months to a year or more to complete.

PNM has been cooperating, and will continue to cooperate, fully with the FERC to complete the audit. The Company cannot predict the outcome of the audit or whether the FERC will make any adverse findings related to PNM’s compliance with the FERC’s rules and regulations.

Global Electric Agreement

In 2003, PNM signed the Global Electric Agreement, which provided for the repeal of a majority of the New Mexico Restructuring Act, a fixed rate path, procedures for PNM’s participation in unregulated generating plant activities and other regulatory issues. In accordance with this rate path, PNM reduced its retail rates by 2.5% in September 2005. The rate path is effective through December 31, 2007, at which time rates are subject to review by the NMPRC.

Renewable Portfolio Standard

The NMPRC issued a renewable resources rule in 2002 to encourage the development of renewable energy in New Mexico. The rule included a provision that required the use of a minimum of 5% renewable energy by January 1, 2006, with the minimum amount to increase 1% per year for each year until a renewable portfolio standard of 10% is reached in the year 2011. The Renewable Energy Act passed by the New Mexico Legislature establishes a mandatory renewable energy portfolio standard similar to the structure established by the NMPRC. The Renewable Energy Act provides for streamlined proceedings for utilities to obtain approval of procurement plans, provided certainty to utilities and protection for customers and required the NMPRC to establish a reasonable cost threshold for the procurement of renewable energy to prevent excessive costs being added to rates. Under the Renewable Energy Act, if renewable energy cannot be acquired under the threshold, the mandate would be suspended.

In August 2006, PNM made its annual renewable energy portfolio report filing and its 2007 renewable energy procurement plan filing. In its procurement plan, PNM proposed to continue to procure renewable energy and renewable energy certificates (RECs) from wind resources and solar photovoltaic facilities and to seek recovery of those costs in its next electric rate case. PNM’s procurement plan also recommended elimination of the annual ceiling on new customer subscriptions to PNM's solar photovoltaic program. PNM requested NMPRC approval to procure renewable energy and associated RECs under a biomass PPA and to recover related costs. PNM anticipates it will be able to acquire biomass RECs from the PPA beginning in 2009. In December 2006, the NMPRC approved PNM’s filing and the biomass PPA.

TNMP

Regulation

In Texas, TNMP provides regulated transmission and distribution services and is subject to the jurisdiction of the PUCT and certain municipalities with respect to rates and service. TNMP is subject to traditional cost-of-service regulation in Texas. TNMP’s transmission and distribution activities in Texas are not subject to FERC regulation, because those activities occur solely within the ERCOT system of Texas.

Through December 31, 2006, TNMP was subject to the jurisdiction of the NMPRC and subject to traditional cost-of service regulation within New Mexico and subject to the jurisdiction of the FERC for some of its activities in New Mexico, including the issuance of securities and the acquisition or disposition of properties.

FERC Office of Market Oversight and Investigations Audit

In November 2005, the Company received notice that the FERC Division of Operational Audits of the Office of Market Oversight and Investigations would begin a compliance audit of the FERC jurisdiction transmission system of TNMP. The audit covers the period from the effective date of PNMR’s acquisition of TNP in June 2005 to the present. The audit is substantially the same as the PNM audit discussed above.

ENVIRONMENTAL MATTERS

PNM and TNMP like other electric and gas utilities, and the Twin Oaks plant are subject to stringent laws and regulations for protection of the environment by local, state, federal and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has the authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act. The liabilities under these laws and regulations can be material and, in some instances, may be imposed without regard to fault, or may be imposed for past acts, whether or not such acts were lawful at the time they occurred. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies” for a discussion of applicable accounting policies. In addition, see Note 16 and Note 18 in the Notes to Consolidated Financial Statements for information related to the following matters, incorporated in this item by reference.

Note 16
•	Renewable Portfolio Standard
•	Person Station
•	Retired Fossil-Fueled Plant Decommissioning Costs
•	PVNGS Decommissioning Funding
•	Nuclear Spent Fuel and Waste Disposal
•	Environmental Matters Under the Caption “The Clean Air Act”
•	Excess Emission Reports
•	Archaeological Site Disturbance

Note 18
•	Environmental Issues

COMPETITION

Through its operating company subsidiaries, PNMR is a merchant utility and a regulated energy service provider. As a merchant utility, PNMR is subject to competition in the wholesale markets and the deregulated electricity market in Texas. Additional information relating to the competitive environment in which the Company operates in is contained in Part II, Item 7.

EMPLOYEES

The following table sets forth the number of employees of PNMR, PNM and TNMP and for each business segment as of December 31, 2006:

	PNMR	PNM	TNMP
Corporate *	774	-	-
PNM Electric	1,154	1,154	-
TNMP Electric	434	-	434
PNM Gas	728	728	-
Wholesale **	125	65	-
First Choice	71	-	-
Other	8	-	-
Total	3,294	1,947	434

* Represents employees of PNMR Services Company.
** PNMR Wholesale includes 60 employees of Altura.

TNMP does not have any employees that are represented by unions. The following table sets forth the number of employees of PNMR and PNM, by business segment, who are represented by unions as of December 31, 2006:

	PNMR	PNM
PNM Electric	483	483
PNM Gas	80	80
Wholesale	44	44
Total	607	607

Not all of the Company’s business segments are separate legal entities. The employees disclosed in the tables above for PNM Electric, PNM Gas and Wholesale are allocated, in part, in a manner consistent with the allocation of labor costs to those segments.

ITEM 1A. RISK FACTORS

The business and financial results of PNMR, PNM and TNMP are subject to a number of risks and uncertainties, including those set forth below and in Part II. Item 7.

PNMR may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds to PNMR.

PNMR is a holding company and, as such, PNMR has no operations of its own. PNMR’s ability to meet its financial obligations and to pay dividends on its common stock at the current rate is primarily dependent on the net income and cash flows of its subsidiaries and their ability to pay upstream dividends or to repay funds to PNMR. Prior to funding PNMR, PNMR’s subsidiaries have financial obligations that must be satisfied, including among others, debt service and preferred stock dividends.

PNMR may fail to successfully achieve the anticipated benefits from current or future business development initiatives, joint ventures and acquisitions, including the acquired Twin Oaks business and the EnergyCo joint venture.

As part of PNMR’s growth strategy, PNMR is pursuing, and intends to continue to pursue, a disciplined business development and acquisition strategy. While PNMR expects to identify anticipated benefits, potential synergies, cost savings, and growth opportunities prior to entering into business initiatives and prior to the acquisition and integration of acquired companies or assets, PNMR may not be able to achieve these anticipated benefits due to, among other things:

•	delays or difficulties in completing the integration of acquired companies or assets,
•	higher than expected costs or a need to allocate resources to manage unexpected operating difficulties,
•	diversion of the attention and resources of its management,
•	reliance on inaccurate assumptions in evaluating the expected benefits of a given business initiative, joint venture or acquisition,
•	inability to retain key employees or key customers of business initiatives, joint ventures or acquired companies,
•	assumption of liabilities unrecognized in the due diligence process, and
•	actual results may differ materially from the anticipated benefits from current or future business development initiatives, joint ventures and acquisitions.

There is no assurance that the EnergyCo joint venture will be able to identify and implement profitable acquisitions.

In January 2007, PNMR and ECJV, a wholly owned subsidiary of Cascade, created a new unregulated energy company, temporarily named EnergyCo, which will serve expanding U.S. markets throughout the Southwest, Texas and the West. Under the terms of the agreement, PNMR and ECJV each have a 50 percent ownership interest in EnergyCo, a limited liability company.

The Company intends to capitalize on the growth opportunities in these markets through its participation and ownership in EnergyCo. In particular, it is anticipated that ECJV will commit capital for the acquisition of assets and that Cascade will make significant credit guarantees to increase EnergyCo’s scale in its three anticipated business lines:

•	competitive retail electricity sales;
•	development, operation and ownership of diverse generation assets; and
•	wholesale marketing and trading to optimize its assets.

In addition to purchasing energy-related assets, EnergyCo could grow by PNMR contributing existing unregulated assets and ECJV, in turn, matching those contributions with cash. This would enable PNMR to better separate its regulated utility operations from its unregulated generation assets and businesses. The separation of regulated and unregulated operations also would increase transparency and reduce complexity in PNMR’s business segments.

There are a number of conditions that must be satisfied in order for EnergyCo to operate successfully. The parties must agree on the cash and/or assets to be contributed by the members of EnergyCo and that that such investment will not result in an adverse effect on PNMR’s credit ratings. EnergyCo must also receive certain financing commitments with respect to its proposed ongoing operations and any regulatory approvals that may be required in connection with the contributions of the members. There can be no assurance that these conditions will be satisfied and PNMR may not realize the benefits it anticipates from the operation of EnergyCo. In addition, there is a risk that EnergyCo will not be able to identify and implement profitable acquisitions.

PNMR, PNM and TNMP are subject to complex government regulation, which may have a negative impact on their business, financial position and results of operations.

PNMR, PNM and TNMP are subject to comprehensive regulation by several federal, state and local regulatory agencies, which significantly influences their operating environment and may affect their ability to recover costs from utility customers. In particular, the NMPRC, the PUCT, the FERC, the NRC, the EPA, ERCOT, the NMED and the TCEQ regulate many aspects of their utility operations, including siting and construction of facilities, conditions of service, the issuance of securities, and the rates that the regulated entities can charge customers. PNMR, PNM and TNMP are required to have numerous permits, approvals and certificates from these agencies to operate their business. The rates that PNM and TNMP are allowed to charge for their retail services significantly influence PNMR’s and those subsidiaries’ business, financial position, results of operations and liquidity. Due to continuing federal regulatory reforms, the public utility industry continues to undergo change.

The Energy Policy Act of 2005 went into effect in February 2006. The legislation covers many areas, including the items set forth in Note 17 and elsewhere in this report. Implementation of various portions of the law requires the issuance of rules by the FERC. The FERC has adopted final rules implementing various provisions of the Energy Policy Act including rules pertaining to repeal of the PUHCA of 1935, the FERC’s expanded mergers and acquisitions approval authority and prohibition of energy market manipulation. FERC has also issued a number of other proposed rules that are pending, including rules pertaining to preventing undue discrimination in transmission services and electric reliability standards. PNMR will continue to monitor, and participate in as appropriate, the FERC and other proceedings involving implementation of the Energy Policy Act, in order to assess the implications of the new law and rules on its operations.

PNMR and its subsidiaries are unable to predict the impact on their business and operating results from the future regulatory activities of any agency that regulates them or from the implementation of the Energy Policy Act of 2005. Changes in regulations or the imposition of additional regulations may require PNMR and its regulated subsidiaries to incur additional expenses or change business operations, and therefore may have an adverse impact on PNMR’s and those subsidiaries’ results of operations.

PNM's retail electric rate reduction and retail electric rate freeze, and the New Mexico settlement relating to the TNP acquisition, could adversely affect its profit margin if it does not control costs.

Pursuant to an electric retail rate freeze stipulation, PNM decreased its retail electric rates by 6.5% by agreeing to:

•	a 4% reduction effective September 1, 2003,
•	an additional 2.5% reduction effective September 1, 2005, and
•	maintain these reduced retail electric rates through December 31, 2007.

The TNP acquisition settlement in New Mexico required the integration of TNMP’s New Mexico assets into PNM effective January 1, 2007 and established how synergy savings would be allocated among PNM’s gas and electric customers. The settlement provided for:

•	PNM’s 413,000 electric customers will receive rate credits totaling $4.6 million or nearly $1.84 million annually over a 30-month period beginning January 2008,
•	PNM’s 471,000 gas customers will receive $4.3 million in rate credits over five years, or approximately $0.9 million annually, beginning June 6, 2005,

•
a three-phase rate reduction totaling 15%, beginning January 2006 and ending December 2010, to electric customers in southern New Mexico transferred from TNMP to PNM effective January 1, 2007; the rate reduction, which includes TNMP’s annual synergy-savings allocation to customers in southern New Mexico, lowered electric rates by $9.6 million in the first year,

•	elimination of the fuel and purchased power adjustment clauses for electric customers in southern New Mexico in the first quarter of 2006, and
•	maintain separate rates for PNM’s electric customers in southern New Mexico, at a minimum, through 2010.

PNM's costs, however, are not frozen. Thus, PNM's ability to maintain its profit margins depends upon increased demand for electricity and PNM's efforts to control costs incurred in supplying that electricity, including, in particular, its coal costs.

PNM does not have the benefit of a fuel adjustment clause for its retail electric operations that would allow it to recover increased fuel and purchased or increased power costs from customers. Therefore, it is exposed to changes in fuel and power prices to the extent fuel for its electric generating facilities and power must be purchased on the open market in order for it to serve its retail electric customers. If PNM cannot control other operating expenses, the retail electric rate freeze may decrease PNM's profit margin.  The retail electric rate freeze will also affect PNM's ability to earn a return or recover from its customers costs associated with investments in generation, transmission and distribution facilities since it will not be able to increase retail electric rates to recover those costs until at least after the end of the rate freeze.

In February 2007, PNM filed an electric rate case requesting an increase in general electric rates. See Note 17 for additional information relating to this rate filing. PNMR and PNM are not able to predict what rate treatment PNM will receive following the expiration of the retail electric rate freeze in New Mexico. Some of the factors that influence rates are largely outside their control. In response to competitive, economic, political, legislative and/or regulatory pressures, PNM may have to agree to further rate freezes, rate refunds or rate reductions, any or all of which could have a significant adverse effect on PNMR’s and PNM’s business, financial position, results of operations and liquidity.

The profit margin for PNM’s natural gas distribution business could be adversely affected if PNM does not obtain adequate rate relief and if PNM does not control its costs.

On May 30, 2006, PNM filed a general gas rate case that asked the PRC to approve an increase in the service fees charged to its 481,000 natural gas customers. The proposal would increase the set monthly fee, the charge tied to monthly usage and miscellaneous on-demand service fees. Those fees are separate from the cost of gas charged to customers. The monthly cost of gas charge would not be affected by the fee increase. The petition requests an increase in base gas service rates of $20.5 million and an increase in miscellaneous on-demand service rates of approximately $0.2 million. The request is designed to provide PNM’s gas utility an opportunity to earn an 11% return on equity, which is consistent with the average return allowed by ten comparable natural gas utilities. The petition also requests approval of a line item that provides a true-up mechanism for operational costs when system-wide gas consumption is lower or higher than what is designed in the rates. The NMPRC is expected to issue an order in the case by the end of April 2007.

PNMR and PNM are not able to predict what rate treatment PNM will receive. Some of the factors that influence rates are largely outside their control. In response to competitive, economic, political, legislative and/or regulatory pressures, PNM may have to agree to rate freezes, rate refunds or rate reductions, any or all of which could have a significant adverse effect on PNMR’s and PNM’s business, financial position, results of operations and liquidity.

The impact from the TNP acquisition settlements could adversely affect TNMP’s profit margin if TNMP does not control costs.

The TNP acquisition settlements for TNMP in Texas provide for the following:
•	a two-year electric rate freeze that includes a $13.0 million annual rate reduction in TNMP's retail delivery rates effective May 1, 2005, and

•	a $6.0 million synergy savings credit (whether or not these savings are actually achieved) amortized over 24 months effective after the closing of the transaction.

PNMR and TNMP are not able to predict what rate treatment TNMP will receive following the expiration of the retail electric rate provisions in Texas. Some of the factors that influence rates are largely outside their control. In response to competitive, economic, political, legislative and/or regulatory pressures, TNMP may have to agree to further rate freezes, rate refunds or rate reductions, any or all of which could have a significant adverse effect on PNMR’s and TNMP’s business, financial position, results of operations and liquidity.

The ability of First Choice to attract and retain customers and its ability to mitigate the fluctuation in costs of energy supply could have a significant adverse effect on PNMR’s business, financial position, results of operations and liquidity.

PNMR is exposed to competition in the unregulated Texas retail electricity market through First Choice, which serves customers at competitive rates. In order to compete effectively in the Texas retail electricity market, First Choice must be able to attract and retain customers on the basis of cost and service, while managing the cost of its energy supply. The ability of First Choice to compete successfully in the Texas market could have a significant effect on PNMR’s business, financial position, results of operations and liquidity.

There are inherent risks in the operation of nuclear facilities, such as environmental, health and financial risks and the risk of a terrorist attack.

PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. PVNGS is subject to environmental, health and financial risks such as the ability to dispose of spent nuclear fuel, the ability to maintain adequate reserves for decommissioning, potential liabilities arising out of the operation of these facilities and the costs of securing the facilities against possible terrorist attacks and unscheduled outages due to equipment and other problems.  PNM maintains nuclear decommissioning trust funds and external insurance coverage to minimize its financial exposure to some of these risks; however, it is possible that damages could exceed the amount of insurance coverage. Although the decommissioning trust funds are designed to provide adequate funds for decommissioning at the end of the expected life of the PVNGS units, there is the risk of insufficient decommissioning trust funds in the event of early decommissioning of the units.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. In addition, if a serious nuclear incident were to occur at PVNGS, it could materially and adversely affect PNM’s and PNMR’s business, financial position, results of operations and liquidity. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

PNM’s PVNGS leases describe certain events, including “Events of Loss” and “Deemed Loss Events”, the occurrence of which could require PNM to pay the lessor and the equity investor, in return for the investor's interest in PVNGS, cash in the amount provided in the lease and assume debt obligations relating to the PVNGS leases.

The “Events of Loss” generally relate to casualties, accidents and other events at PVNGS, including the occurrence of specified nuclear events, which would severely, adversely affect the ability of the operating agent, APS, to operate, and the ability of PNM to earn a return on its interests in, PVNGS.  The “Deemed Loss Events” consist mostly of legal and regulatory changes (such as issuance by the NRC of specified violation orders, changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). PNM believes that the probability of such “Events of Loss” or “Deemed Loss Events” occurring is remote for the following reasons: (1) to a large extent, prevention of “Events of Loss” and some “Deemed Loss Events” is within the control of the PVNGS participants, including PNM, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (2) with respect to other “Deemed Loss Events,” which would involve a significant change in current law and policy, PNM is unaware of any pending proposals or proposals being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any of those events.

The financial performance of PNMR, PNM and TNMP may be adversely affected if their power plants and transmission and distribution system are not successfully operated.

The financial performance of PNMR, PNM and TNMP depends on the successful operation of their generation, transmission and distribution assets. Unscheduled or longer than expected maintenance outages, other performance problems with the electric generation assets, severe weather conditions, accidents and other catastrophic events, disruptions in the delivery of fuel and other factors could reduce excess generation capacity and therefore limit PNM’s ability to opportunistically sell excess power in the wholesale market. Diminished generation capacity could also result in PNM’s aggregate net open forward electric sales position being larger than forecasted generation capacity. If this were to occur, purchases of electricity in the wholesale market by PNM would be required under contracts priced at the time of execution or, if in the spot market, at the then-current market price. There can be no assurance that sufficient electricity would be available at reasonable prices, or at all, if such a situation were to occur. Failures of transmission or distribution facilities may also cause interruptions in the services that PNM and TNMP provide.  These potential generation, distribution and transmission problems, and any potentially related service interruptions, could result in lost revenues and additional costs.

The financial performance of PNMR and PNM may be adversely affected if PVNGS cannot be operated at a satisfactory level or if the NRC imposes restrictions on operation of the plant or any of the three units at PVNGS. Additional information relating to the performance of PVNGS is contained in MD&A.

Demand for power could exceed supply capacity, resulting in increased costs for purchasing capacity in the open market or building additional generation capabilities.

Through its operating subsidiaries, PNMR is currently obligated to supply power to retail customers and wholesale customers. At peak times, the demand for power required to meet this obligation could exceed PNMR’s available generation capacity, as was the case with the reduced availability of PVNGS in 2006 and 2005. Market or competitive forces may require that PNMR’s operating subsidiaries purchase capacity on the open market or build additional generation capabilities. Because regulators or market conditions may not permit the operating subsidiaries to pass all of these purchase or construction costs on to their customers, the operating subsidiaries may not be able to recover any of these costs or may have exposure to regulatory lag associated with the time between the incurrence of costs of purchased or constructed capacity and the recovery in customers’ rates. These situations could have negative impacts on net income and cash flows for PNMR and the affected operating subsidiary.

The operations of PNMR and its operating subsidiaries are subject to risks beyond their control that may reduce their revenues.

The revenues of PNMR and its operating subsidiaries are affected by the demand for electricity and natural gas. That demand can vary greatly based upon:

•	weather conditions, including hurricanes, seasonality and temperature extremes as described below,
•	fluctuations in economic activity and growth in PNMR’s service area and the western region of the United States,
•	the extent of additional energy available from current or new competitors,
•	the ability of First Choice to attract and retain customers, and
•	the expiration of price-to-beat rates in Texas.

The operating results of PNMR and its operating subsidiaries are affected by weather conditions and may fluctuate on a seasonal and quarterly basis.

Electric power generation and natural gas distribution are generally seasonal businesses. Demand for power from PNMR’s electric operations peaks during the hot summer months, while demand for natural gas peaks during the winter. As a result, the operating results of PNMR and its operating subsidiaries may fluctuate substantially on a seasonal basis. In addition, PNMR and its operating subsidiaries have historically sold less power, and consequently earned less income, when weather conditions are milder. Temperature extremes inside an operating subsidiary’s service territory may reduce the amount of power available to sell on the wholesale market. Unusually mild weather in the future could reduce the revenues, net income, available cash and borrowing ability of PNMR and its operating subsidiaries.

Drought conditions in New Mexico generally, and especially in the Four Corners region, in which SJGS and the Four Corners Generating Station are located, may affect the water supply for PNM’s generating plants.  If adequate precipitation is not received in the watershed that supplies the Four Corners region, PNM may have to decrease generation at these plants, which would reduce PNM’s ability to sell excess power on the wholesale market and reduce its revenues. Drought conditions or actions taken by regulators or legislators could limit PNM’s supply of water, and PNM’s and PNMR’s business may be adversely impacted. Although PNM has been able to maintain adequate access to water through supplemental contracts and voluntary shortage sharing agreements with tribes and other water users in the San Juan Basin, PNM cannot be certain that it will be able to do so in the future.

The inability to raise capital could limit PNMR’s ability to execute its growth strategy and finance its capital requirements, which could adversely affect PNMR’s business, financial position, results of operations and liquidity.

PNMR and its operating subsidiaries rely on access to both short-term money markets and longer-term capital markets as a source of liquidity for any capital requirements not satisfied by the cash flow from operations, which could include capital requirements for energy infrastructure investments and funding new projects. If PNMR and its operating subsidiaries are not able to access capital at competitive rates, or at all, PNMR’s ability to implement its growth strategy and its ability to finance capital requirements, if needed, will be limited. Market disruptions or any downgrade of PNMR’s or its operating subsidiaries’ credit rating may increase the cost of borrowing or adversely affect their ability to raise capital through the issuance of securities or other borrowing arrangements, which could have a material adverse effect on their business, financial position, results of operations and liquidity. These disruptions could include:

•	an economic downturn,
•	changes in capital market conditions generally,
•	the bankruptcy of an unrelated energy company,
•	increased market prices for electricity and gas,
•	terrorist attacks or threatened attacks on facilities of PNMR’s operating subsidiaries or those of unrelated energy companies, and
•	deterioration in the overall health of the utility industry.

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

PNMR, PNM and TNMP cannot be sure that any of their current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency. Any downgrade:

•	could increase borrowing costs, which would diminish financial results,
•	could require payment of a higher interest rate in future financings and the potential pool of investors and funding sources could decrease,
•	could increase borrowing costs under certain of existing credit facilities,
•	could also require the provision of additional support in the form of letters of credit or cash or other collateral to various counterparties,
•	could limit access to or increase the cost of access to the commercial paper market, and
•
below investment grade credit ratings would also require approvals from the NMPRC for new wholesale plant projects and for continuing to participate in wholesale plant projects of more than a certain dollar value and under certain conditions.

On January 20, 2006, S&P revised PNMR’s outlook from stable to negative and downgraded the commercial paper of PNMR and PNM from A-2 to A-3, citing concerns about reduced plant availability at PVNGS, the higher cost of replacement power due to high natural gas prices and the lack of a fuel adjustment clause that would permit PNM to pass these costs to customers. The ratings action by S&P has increased short-term borrowing costs for PNMR and PNM and could increase long-term borrowing costs for PNMR and PNM.

The ratings from rating agencies reflect only the views of such rating agencies and are not recommendations to buy, to sell or to hold securities. Each rating should be evaluated independently of any other rating. Any downgrade or withdrawal of the current ratings of PNMR, PNM or TNMP may have an adverse effect on the market price of their outstanding debt.

Costs of environmental compliance, liabilities and litigation could exceed estimates by PNMR and its operating subsidiaries, which could adversely affect their business, financial position, results of operations and liquidity.

Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations. PNMR, PNM and TNMP cannot predict how they would be affected if existing environmental laws and regulations were revised, or if new environmental laws and regulations seeking to protect the environment were adopted, including possible future requirements to address concerns about global climate change, but any such changes could increase their financing requirements or otherwise adversely affect their business, financial position, results of operations and liquidity, unless increased environmental costs are recovered in customer rates. Revised or additional environmental laws and regulations could also result in additional operating restrictions on their facilities or increased compliance costs that may not be fully recoverable in rates, thereby reducing net income.

In addition, PNM or TNMP may be designated as a responsible party for environmental clean up at a site identified by a regulatory body. PNMR, PNM and TNMP cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up and compliance costs, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties. Failure to comply with environmental laws and regulations, even if caused by factors beyond PNM’s or TNMP’s control, may result in the assessment of civil or criminal penalties and fines.

PNMR’s business, results of operations and financial position may be adversely affected if PNMR and its operating subsidiaries do not successfully compete for wholesale customers and generation plant acquisition opportunities. Wholesale plants will be exposed to price risk to the extent they must compete for the sale of energy and capacity.

PNMR’s unregulated strategy is focused on some of the nation’s growing power markets. As a result of the changing regulatory environment and the relatively low barriers to entry (which include, in addition to open access transmission service, relatively low construction costs for new generating facilities), PNMR expects competition to steadily increase. This increased competition could affect the EnergyCo joint venture, load forecasts, acquisition opportunities and wholesale energy sales and related revenues.

Since PNM’s sales in the wholesale electric market accounted for approximately 55% of total MWh sales in 2006, the impact on PNMR’s and PNM’s financial results could be material if PNMR does not successfully compete for wholesale customers and generation plant acquisition opportunities. The effect on results of operations and financial position could vary depending on the extent to which:

•	PNMR and its operating subsidiaries are able to acquire additional generation to compete in the wholesale market,
•	new opportunities are created for the expansion of wholesale load, and
•	current wholesale customers elect to purchase from other suppliers after existing contracts expire.

As of December 31, 2006, PNM’s long-term contracts to supply power ranged from 1 to 14 year terms with an average term of 6 years. PNM’s ability to renew these contracts at terms comparable to those currently in place is dependent upon prevailing market conditions at the time of negotiations.

To the extent electric capacity generated by wholesale plants is not under contract to be sold, the business, results of operations and financial position of PNMR and PNM will generally depend on the prices that can be obtained for energy and capacity in New Mexico, in Texas and in adjacent markets.

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

Among the factors that could affect market prices for electricity and fuel are:

•
prevailing market prices for coal, oil, natural gas, nuclear fuel and other fuels used in the generation plants of PNMR and its operating subsidiaries, including associated transportation costs, and supplies of such commodities,

•	prevailing market conditions in the general wholesale electricity market,
•	liquidity in the commodity markets,
•	the rate of growth in electricity as a result of population changes, regional economic conditions and the implementation of conservation programs,
•	weather conditions impacting demand for electricity or availability of hydroelectric power or fuel supplies,
•	changes in the regulatory framework for the commodities markets that PNMR and its operating subsidiaries rely on for purchased power and fuel,
•
the actions of external parties, such as the FERC or independent system operators, that may impose price limitations and other mechanisms to address some of the volatility in the United States’ western energy markets,

•	changes in federal and state energy and environmental laws and regulations,
•	union and labor relations, and
•	natural disasters, wars, embargoes and other catastrophic events.

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

Impairments of tangible long-lived assets of PNMR, PNM and TNMP could adversely affect their business, financial position, liquidity and results of operations.

PNMR, PNM and TNMP evaluate their tangible long-lived assets and amortizing intangible assets for impairment whenever indicators of impairment exist pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). These potential impairment triggers could include changing customer purchase commitments and market share; fluctuating market prices resulting from weather patterns; changing fuel costs; industry deregulation and other economic and market conditions and trends. PNMR, PNM and TNMP determined that no triggering events occurred during 2006 for their tangible long-lived assets and amortizing intangible assets.

PNM will continue to analyze all tangible long-lived assets and amortizing intangible assets for impairment on an on-going basis in accordance with SFAS 144 and SFAS 142.

Impairments of goodwill and intangible assets of PNMR and its subsidiaries could adversely affect their business, financial position, liquidity and results of operations.

Due to the significant amounts of goodwill and intangible assets recorded by PNMR and its subsidiaries, the impairment of goodwill or intangible assets could adversely affect their business, financial position, liquidity and results of operations.

TNP

As of December 31, 2006, PNMR had $495.7 million of goodwill composed of $363.8 million of goodwill at TNMP and $131.9 million of goodwill at First Choice , as a result of the acquisition of TNP in 2005. As required by SFAS 142, PNMR and TNMP evaluate goodwill for impairment annually and between annual tests whenever indicators of impairment exist. Impairment of goodwill exists when the carrying amount of goodwill exceeds its implied fair value.

PNMR also recorded $79.3 million of other intangible assets as a result of its acquisition of TNP. Of the $79.3 million of acquired intangible assets, $68.8 million was assigned to the trade name “First Choice.” The trade name has an indefinite useful life and therefore, no amortization will be recognized until its useful life is determined to be no longer indefinite. As required by SFAS 142, PNMR evaluates the First Choice trade name for impairment annually and between annual tests whenever indicators of impairment exist. PNMR evaluates the useful life of the First Choice trade name each reporting period as required by SFAS 142 to determine whether events or circumstances continue to support an indefinite useful life.

The remaining $10.5 million of acquired intangible assets was assigned to the First Choice customer list. The useful life of the customer list is estimated to be eight years and, beginning in 2005, is being amortized on a straight-line basis over eight years. As required by SFAS 144, PNMR evaluates the First Choice customer list for impairment whenever indicators of impairment exist. PNMR evaluates the remaining useful life of the First Choice customer list each reporting period as required by SFAS 144 to determine whether events or circumstances continue to support the remaining amortization period.

The TNP acquisition settlement in New Mexico required the integration of TNMP’s New Mexico assets into PNM. TNMP’s New Mexico assets were transferred to PNM effective January 1, 2007, including the portion of goodwill related to TNMP’s New Mexico assets. As a result, PNM will record goodwill that will be subject to impairment testing pursuant to SFAS 142.

Twin Oaks

The purchase in 2006 of the Twin Oaks plant included the development rights for a possible 600-megawatt expansion of the plant valued at $25 million, which PNMR has classified as an intangible asset. The rights have an indefinite life. Therefore no amortization is recognized, but the asset is evaluated for impairment each reporting period.

Provisions of PNMR’s organizational documents, as well as several other statutory and regulatory factors, will limit another party’s ability to acquire PNMR and could deprive PNMR’s shareholders of the opportunity to gain a takeover premium for shares of PNMR’s common stock.

PNMR’s restated articles of incorporation and by-laws include a number of provisions that may have the effect of discouraging persons from acquiring large blocks of PNMR’s common stock or delaying or preventing a change in control of PNMR. The material provisions that may have such an effect include:

•
authorization for the PNMR Board to issue PNMR’s preferred stock in series and to fix rights and preferences of the series (including, among other things, whether, and to what extent, the shares of any series will have voting rights, subject to certain limitations, and the extent of the preferences of the shares of any series with respect to dividends and other matters),

•	advance notice procedures with respect to any proposal other than those adopted or recommended by PNMR’s Board, and
•
provisions specifying that only a majority of the Board, the chairman of the Board, the president or holders of not less than one-tenth of all of PNMR's shares entitled to vote may call a special meeting of stockholders.

Under the New Mexico Public Utility Act, NMPRC approval is required for certain transactions that may result in PNMR’s change in control or exercise of control. Certain acquisitions of PNMR’s outstanding voting securities would also require FERC approval under the FERC's authority resulting from the Energy Policy Act of 2005 and the repeal of the PUHCA of 2005. See Note 17 for further discussion.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

PNMR

The significant properties owned by PNMR include those owned by PNM, TNMP and Altura and are disclosed below.

PNM

Electric

PNM’s ownership and capacity in electric generating stations in commercial service as of December 31, 2006 follow:

			Total Net
			Generation
Type	Name	Location	Capacity (MW)
Coal	SJGS (a)	Waterflow, New Mexico	765
Coal	Four Corners (b)	Fruitland, New Mexico	192
Gas/Oil	Reeves Station (i)	Albuquerque, New Mexico	154
Gas/Oil	Las Vegas (c)	Las Vegas, New Mexico	18
Gas/Oil	Afton (d)	La Mesa, New Mexico	141
Gas	Lordsburg (e)	Lordsburg, New Mexico	72
Nuclear	PVNGS (f)	Wintersburg, Arizona	402 (g)
Gas (CC)	Luna (h)	Deming, New Mexico	190
			1,934

(a)	SJGS Units 1, 2 and 3 are 50% owned by PNM; SJGS Unit 4 is 38.5% owned by PNM.
(b)	Four Corners Units 4 and 5 are 13% owned by PNM. Units 4 and 5 at Four Corners are jointly owned with SCE, APS, Salt River Project, Tucson and EPE and are operated by APS.
(c)	Subject to NMPRC approval, PNM plans to close the Las Vegas Generating Station in 2011.
(d)
Afton is currently a gas or oil fired combustion turbine plant in La Mesa, NM. PNM is in the process of converting Afton to a combined cycle plant and bringing Afton into retail rates, with 50% of Afton's capacity designated to serve PNM's customers and the other 50% designated to serve TNMP's New Mexico customers which were transferred to PNM effective January 1, 2007.

(e)
PNM’s Lordsburg plant was built to serve wholesale customers and other sales rather than New Mexico retail customers and therefore, is not currently included in the retail rates. However, it is possible that this plant may be needed in the future to serve the growing retail load.

(f)
PNM is entitled to 10.2% of the power and energy generated by PVNGS. PNM has a 10.2% ownership interest in Unit 3 and has leasehold interests in approximately 7.9% of Units 1 and 2 and an ownership interest of approximately 2.3% in Units 1 and 2.

(g)	For load and resource purposes, PNM has notified the NMPRC that the maximum dependable capacity rating for PVNGS is 395 MW.
(h)	PNM owns 33.3% of Luna. Luna is not included in retail rates. Luna’s power is being sold into the wholesale market.
(i)	PNM owns 154 MW of generation capacity at Reeves in Albuquerque, NM.

Fossil-Fueled Plants

SJGS is located in northwestern New Mexico, and consists of four units operated by PNM. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 327 MW, 316 MW, 497 MW and 507 MW, respectively. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA and 8.2% by Tri-State. SJGS Unit 4 is owned 38.457% by PNM, 28.8% by M-S-R Public Power Agency, 10.04% by Anaheim, 8.475% by Farmington, 7.2% by Los Alamos and 7.028% by UAMPS.

Four Corners and a portion of the facilities adjacent to SJGS are located on land held under easements from the United States and also under leases from the Navajo Nation. The enforcement of these leases could require Congressional consent. PNM does not deem the risk that is associated with the enforcement of these easements and leases to be material. However, PNM is dependent in some measure upon the willingness and ability of the Navajo Nation to protect these leased properties.

PNM has 132 MW of generation capacity in Albuquerque under an operating lease. The power from Reeves, Lordsburg and the 132 MW under the operating lease are used primarily for peaking and transmission support. During times of excess capacity, these resources have been used to augment PNM’s wholesale power trading activities. (See “Sources of Power” in Item 1. “Business.”)

Nuclear Plant

PNM’s Interest in PVNGS

PNM is participating in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, EPE, SCE, SCPPA and the Department of Water and Power of the City of Los Angeles. PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases.

Other PVNGS Matters

See Note 16 in the Notes to Consolidated Financial Statements for information on other PVNGS matters.

Transmission and Distribution

As of December 31, 2006, PNM owned, jointly owned or leased, 2,905 circuit miles of electric transmission lines, 4,388 miles of distribution overhead lines, 4,791 cable miles of underground distribution lines (excluding street lighting) and 239 substations.

Gas

As of December 31, 2006, the natural gas properties consisted primarily of natural gas storage, transmission and distribution systems. Provisions for storage made by PNM include ownership and operation of an underground storage facility located near Albuquerque. The transmission systems consisted of 1,572 miles of pipe and compression facilities. The distribution systems consisted of 12,549 miles of pipe.

Other Information

PNM’s electric and gas transmission and distribution lines are generally located within easements and rights-of-way on public, private and Native American lands. PNM leases interests in PVNGS Units 1 and 2 and related property, EIP and associated equipment, data processing, communication, office and other equipment, office space, joint use utility poles, vehicles and real estate. PNM also owns and leases service and office facilities in Albuquerque and in other areas throughout its service territory.

PNMR

PNMR’s wholly owned subsidiary Altura owns Twin Oaks, a 305 MW coal-fired power plant located in Bremond, Texas which is approximately 150 miles south of Dallas, Texas.

TNMP

TNMP’s facilities are located within its Texas and New Mexico service areas. TNMP’s Texas transmission and distribution facilities are located in three non-contiguous areas. One area extends from Lewisville, which is approximately 10 miles north of the Dallas-Fort Worth International Airport, eastward to municipalities near the Red River, and to communities north, west, and south of Fort Worth. The second area includes counties along the Texas Gulf Coast between Houston and Galveston, and the third area includes portions of far west Texas between Midland and El Paso. TNMP owned New Mexico transmission and distribution facilities which are located in southwest and south central New Mexico, including the cities of Alamogordo, Ruidoso, Silver City, Lordsburg and surrounding communities until TNMP’s New Mexico assets were transferred to PNM on January 1, 2007. TNMP also owns and leases service and office facilities in other areas throughout its service territory.

ITEM 3. LEGAL PROCEEDINGS

See Note 16 in the Notes to Consolidated Financial Statements for information related to the following matters for PNMR, PNM and TNMP, incorporated in this item by reference.

•	PVNGS Water Supply Litigation
•	San Juan River Adjudication
•	Navajo Nation Environmental Issues
•	Citizen Suit Under the Clean Air Act
•	Four Corners Federal Implementation Plan Litigation
•	Santa Fe Generating Station
•	Natural Gas Royalties Qui Tam Litigation
•	Archaeological Site Disturbance
•	Legal Proceedings discussed under the caption "Western United States Wholesale Power Market"
•	Wholesale Power Marketing Antitrust Suit
•	TNMP True-Up Proceeding

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS OF PNM RESOURCES, INC.

All officers are elected annually by the Board of the PNMR. Executive officers, their ages as of February 26, 2007 and offices held with PNMR for the past five years, or other companies if less than five years with PNMR, are as follows:

Name	Age	Office	Initial Effective Date

J. E. Sterba	51	Chairman, President and Chief Executive Officer	December 2001
		Chairman, President and Chief Executive Officer, PNM	October 2000
		President and Chief Executive Officer, PNM	June 2000
		President, PNM	March 2000

C. N. Eldred [1]	53	Senior Vice President and Chief
		Financial Officer	January 2006
Vice President and Chief Financial Officer,
		Omaha Public Power District	November 1999

A. A. Cobb	59	Senior Vice President and Chief Administrative Officer	June 2005
Senior Vice President, Peoples Services and
		Development	December 2001
Senior Vice President, Peoples Services and
		Development, PNM	September 2001
		Global Human Resources Officer, Clientlogic	November 1999

P. T. Ortiz	57	Senior Vice President and General Counsel	June 2005
		Senior Vice President, General Counsel and Secretary	December 2001
Senior Vice President, General Counsel and
		Secretary, PNM	August 1999

W.J. Real	58	Senior Vice President, Public Policy (PNMR and PNM)	July 2002
Executive Vice President, Power Production
		and Marketing	December 2001
Executive Vice President, Power Production
		and Marketing, PNM	January 1999

H. W. Smith [2]	49	Senior Vice President, Energy Resources (PNMR and PNM)	March 2004
Vice President, Energy Supply, Trading and
		Services, TECO Energy, Inc.	January 2001

W.D. Hobbs [3]	63	Senior Vice President, Customer and Delivery Services	June 2005
Senior Vice President and Chief Operations
		Officer, TNMP	August 2002
Vice President, Transmission and
		Distribution Operations, TNMP	June 2002
Vice President, Texas Transmission and
		Distribution Operations, TNMP	October 2000

T. G. Sategna	53	Vice President and Corporate Controller (PNMR and PNM)	October 2003
		Controller, Utility Operations (PNMR and PNM)	August 2002
		Controller, Electric and Gas	December 2001
		Controller, Electric and Gas Services, PNM	May 2000

1 C. N. Eldred was Chief Financial Officer at Omaha Public Power District prior to joining PNMR. Prior to that he was head of financing and capital markets for Southern Company. At Southern Company Mr. Eldred executed debt and equity financing strategies and managed rating agency and investment banking relationships associated with capital markets.

2 H.W. Smith had 25 years of experience in the utility industry prior to joining PNMR, which included executive-level experience in marketing and customer service, economic development, generation development and engineering.

3 W.D. Hobbs had more than 24 years of experience in engineering, power production, business development and utility operations prior to joining PNMR. He most recently served as Senior Vice President and Chief Operations Officer for TNMP.

PART II

ITEM 5.             MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange. Ranges of sales prices of PNMR’s common stock, reported as composite transactions (Symbol: PNM), and dividends declared on the common stock for 2006 and 2005, by quarters, are as follows:

Quarter Ended	Range of Sales Prices		Dividends
	High	Low	Per Share
2006
December 31	$32.07	$27.47	$0.220
September 30	$28.94	$25.41	$0.440
June 30	$26.60	$23.92	$-
March 31	$25.50	$22.49	$0.220
Fiscal Year	$32.07	$22.49	$0.880

2005
December 31	$29.22	$24.03	$0.200
September 30	$30.45	$27.62	$0.400
June 30	$30.38	$26.12	$-
March 31	$28.20	$23.83	$0.185
Fiscal Year	$30.45	$23.83	$0.785

Dividends declared during the quarter ended September 30, 2006 include a $0.22 per share dividend declared on July 18, 2006 for the quarter ended June 30, 2006 and a $0.22 per share dividend declared on September 26, 2006 for the quarter ended September 30, 2006.

Dividends declared during the quarter ended September 30, 2005 include a $0.20 per share dividend declared on July 19, 2005 for the quarter ended June 30, 2005 and a $0.20 per share dividend declared on September 27, 2005 for the quarter ended September 30, 2005.

On February 14, 2006, the Board approved a 10.0% increase in the Company’s common stock dividend for an indicated annual rate of $0.88 per share. On February 13, 2007, the board approved a 4.5% increase in the Company’s common stock dividend. This increase raised the quarterly dividend to $0.23 per share, for an indicated annual rate of $0.92 per share. PNMR targets a payout ratio of 50% to 60% of consolidated earnings.

On February 20, 2007, there were 14,087 holders of record of the Company’s common stock.

See MD&A - Liquidity and Capital Resources - Dividends, for a discussion on limitations on the payments of dividends and the payment of future dividends.

See Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Cumulative Preferred Stock

PNMR

PNMR does not have any cumulative preferred stock outstanding.

PNM

PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2006 and 2005.

Sales of Unregistered Securities

None not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data and comparative operating statistics, as restated, should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operation. All references to numbers of shares outstanding and per share amounts have been restated to reflect the 3-for-2 stock split that occurred on June 11, 2004. PNMR results include TNP results which are included from the date of acquisition on June 6, 2005. PNMR results also include results for the Twin Oaks business from the date of acquisition on April 18, 2006.

PNM RESOURCES, INC. AND SUBSIDIARIES

	2006 (1)	2005 (1)	2004 (1)	2003 (2)	2002 (2)
	(In thousands except per share amounts and ratios)
Total Operating Revenues	$2,471,669	$2,076,810	$1,604,792	$1,455,653	$1,118,694
Net Earnings Before Cumulative Effect of Changes
in Accounting Principles	$120,818	$66,857	$86,390	$57,256	$62,390
Net Earnings	$120,818	$65,931	$86,390	$93,877	$62,390
Net Earnings per Common Share
Basic	$1.73	$1.00	$1.43	$1.57	$1.06
Diluted	$1.71	$0.98	$1.41	$1.56	$1.04
Cash Flow Data
Net cash flows provided from operating activities	$244,424	$210,108	$235,142	$225,915	$97,359
Net cash flows used in investing activities	$(799,575)	$(154,300)	$(143,838)	$(98,790)	$(200,427)
Net cash flows provided by (used in) financing activities	$610,371	$(4,804)	$(86,803)	$(118,133)	$78,362
Total Assets	$6,165,624	$5,124,709	$3,487,635	$3,378,629	$3,247,227
Long-Term Debt	$1,765,907	$1,746,395	$987,823	$987,210	$980,092
Common Stock Data
Market price per common share at year end	$31.10	$24.49	$25.29	$18.73	$15.88
Book value per common share at year end	$22.01	$18.58	$18.14	$17.92	$16.75
Average number of common shares outstanding	69,829	65,928	60,414	59,620	58,677
Dividends declared per common share	$0.880	$0.785	$0.665	$0.600	$0.587
Return on average common equity	8.0%	5.5%	7.8%	9.0%	6.2%
Capitalization
Common stockholders’ equity	49.0%	42.5%	52.7%	52.2%	49.9%
Preferred stock without mandatory redemption
requirements	0.3	0.4	0.6	0.6	0.7
Long-term debt	50.7	57.1	46.7	47.2	49.4
	100.0%	100.0%	100.0%	100.0%	100.0%

(1) See the "Explanatory Note" immediately preceding Part I, Item 1 and Note 23, "Restatement" in Notes to Consolidated Financial Statements of this Form 10-K/A.

(2) The Selected Financial Data for years ended December 31, 2002 through December 31, 2006 have been restated to reflect adjustments related to a change in recording the amortization of gains on sales-leaseback transactions that occurred in 1984 and 1985, as further described in the "Explanatory Note" immediately preceding Part I, Item 1 of this Form 10-K/A.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2006	2005	2004	2003	2002
Regulated Operations
PNM Electric MWh Sales
Residential	2,764,299	2,652,475	2,509,449	2,405,488	2,298,542
Commercial	3,635,423	3,526,133	3,450,503	3,379,147	3,254,576
Industrial	1,327,287	1,277,156	1,283,769	1,292,711	1,612,723
Other	258,294	256,202	253,393	247,255	267,070
Total PNM Electric MWh Sales	7,985,303	7,711,966	7,497,114	7,324,601	7,432,911
TNMP Electric MWh Sales *
Residential	2,748,751	1,839,741	-	-	-
Commercial	2,565,488	1,399,864	-	-	-
Industrial	2,157,507	1,263,452	-	-	-
Other	121,227	72,262	-	-	-
Total TNMP MWh Sales	7,592,973	4,575,319	-	-	-
PNM Gas Throughput - Decatherms
(In thousands):
Residential	27,556	28,119	30,618	27,416	29,627
Commercial	10,409	10,554	11,639	10,810	12,009
Industrial	581	369	413	485	749
Transportation	39,202	37,013	43,208	50,756	44,889
Other	6,450	9,780	13,871	5,510	4,807
Total PNM Gas Throughput	84,198	85,835	99,749	94,977	92,081
Unregulated Operations
Wholesale MWh Sales **
Long-term contracts	4,331,374	2,516,907	2,943,372	2,469,707	844,169
Short-term sales	7,207,172	8,069,751	9,057,172	9,432,297	8,605,985
Total PNM Wholesale MWh Sales	11,538,546	10,586,658	12,000,544	11,902,004	9,450,154
First Choice MWh Sales *
Residential	2,481,557	1,591,005	-	-	-
Mass-market	549,143	400,839	-	-	-
Mid-market	1,132,028	478,531	-	-	-
Other	48,053	29,780	-	-	-
Total First Choice MWh Sales	4,210,781	2,500,155	-	-	-

*	TNMP and First Choice are reported from the date of acquisition, June 6, 2005.
**	Wholesale includes Twin Oaks from the date of acquisition, April 18, 2006.

Under TECA, customers of TNMP Electric in Texas can choose First Choice or any other REP to provide energy. However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen. Therefore, TNMP Electric earns revenue for energy delivery and First Choice earns revenue on the usage of that energy by its customers. The MWh reported above for TNMP Electric and First Choice include approximately 2,332,098 and 1,644,675 MWh used by customers of TNMP Electric at December 31, 2006 and 2005, respectively, who have chosen First Choice as their REP.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2006	2005	2004	2003		2002
			(In thousands)
Regulated Operations
PNM Electric Revenues
Residential	$222,099	$216,890	$206,950	$203,710		$197,174
Commercial	257,661	254,480	251,092	252,876		247,800
Industrial	62,515	61,146	61,905	64,549		82,009
Transmission	28,940	21,509	18,327	19,453		23,857
Other	20,934	19,951	20,138	19,876		19,956
Total PNM Electric Revenues	$592,149	$573,976	$558,412	$560,464		$570,796
TNMP Electric Revenues *
Residential	$89,378	$57,145	$-	$-		$-
Commercial	88,767	51,670	-	-		-
Industrial	40,501	25,189	-	-		-
Other	38,344	20,346	-	-		-
Total TNMP Revenues	$256,990	$154,350	$-	$-		$-
PNM Gas Revenues
Residential	$328,690	$311,043	$292,163	$226,799		$176,284
Commercial	102,877	98,929	92,128	72,269		53,734
Industrial	4,749	3,375	2,889	2,820		2,872
Transportation	14,420	13,813	15,274	18,906		17,735
Other	58,093	84,282	88,467	37,473		26,781
Total PNM Gas Revenues	$508,829	$511,442	$490,921	$358,267		$277,406
Unregulated Operations
Wholesale Revenues **
Long-term contracts	$283,411	$154,692	$158,085	$135,674		$58,546
Short-term sales	422,104	473,336	430,158	417,486	(a)	285,234
Total PNM Wholesale Revenues	$705,515	$628,028	$588,243	$553,160		$343,780
First Choice Revenues *
Residential	$345,961	$198,218	$-	$-		$-
Mass-market	81,917	53,111	-	-		-
Mid-market	125,510	46,584	-	-		-
Other	31,511	18,417	-	-		-
Total First Choice Revenues	$584,899	$316,330	$-	$-		$-

*	TNMP and First Choice are reported from the date of acquisition, June 6, 2005.
**	Wholesale includes Twin Oaks from the date of acquisition, April 18, 2006.

(a)	Includes intersegment sales of $1,535 in 2003.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2006	2005	2004	2003	2002
Regulated Operations
PNM Electric Customers
Residential	388,775	378,116	367,491	358,099	345,588
Commercial	45,678	44,721	43,425	42,391	41,092
Industrial	279	281	290	296	311
Other	829	838	818	822	796
Total PNM Electric Customers	435,561	423,956	412,024	401,608	387,787
TNMP Electric Customers *
Residential	224,418	222,688	-	-	-
Commercial	39,380	36,582	-	-	-
Industrial	595	121	-	-	-
Other	1,073	878	-	-	-
Total TNMP Customers	265,466	260,269	-	-	-
PNM Gas Customers
Residential	451,518	440,624	430,578	421,104	411,642
Commercial	36,045	35,136	34,993	34,645	35,194
Industrial	45	42	47	46	58
Transportation	26	26	23	40	27
Other	1,995	2,654	2,931	2,983	3,664
Total PNM Gas Customers	489,629	478,482	468,572	458,818	450,585
Unregulated Operations
Wholesale Customers **
Long-term and short-term	75	76	68	72	76
Total Wholesale Customers	75	76	68	72	76
First Choice Customers *
Residential	206,412	178,128	-	-	-
Mass-market	21,948	23,914	-	-	-
Mid-market	14,308	6,649	-	-	-
Other	3,006	1,760	-	-	-
Total First Choice Customers	245,674	210,451	-	-	-
PNM Generation Statistics
Reliable Net Capability - MW	1,934	1,744	1,729	1,742	1,734
Coincidental Peak Demand - MW	1,855	1,779	1,655	1,661	1,478
Average Fuel Cost per Million BTU	$1.7143	$1.4711	$1.3751	$1.4120	$1.3910
BTU per KWh of Net Generation	10,641	10,706	10,442	10,854	10,568

*	TNMP and First Choice are reported from the date of acquisition, June 6, 2005.
**	Wholesale includes Twin Oaks from the date of acquisition, April 18, 2006.

The customers reported above for TNMP Electric and First Choice include 139,337 and 150,787 customers of TNMP Electric at December 31, 2006 and 2005, respectively, who have chosen First Choice as their REP. These TNMP Electric customers are also included in the First Choice segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation for PNMR, PNM and TNMP is presented both on a combined basis as applicable, and on a separate basis. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding specific contractual obligations generally reference the entity that is legally obligated. In the case of contractual obligations of PNM and TNMP, these obligations are consolidated with PNMR and its subsidiaries under GAAP. A reference to a “Note” in this Item 7 refers to the accompanying Notes to Consolidated Financial Statements.  Management’s Discussion and Analysis gives effect to the restatement discussed in Note 23.

RESULTS OF OPERATION - EXECUTIVE SUMMARY

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes, Item 1A "Risk Factors" and “Disclosure Regarding Forward Looking Statements" in this Item 7. Trends and contingencies of a material nature are discussed to the extent known.

Results of Operations

PNMR’s net earnings for the year ended December 31, 2006 were $120.8 million, or $1.71 per diluted share of common stock, compared to $65.9 million or $0.98 per diluted share of common stock in 2005.  The increase in earnings was driven primarily by the acquisition of Twin Oaks in April 2006, load growth at PNM Electric and Gas, and First Choice Power, which PNMR did not own until the TNP acquisition in June 2005.  Additional increases include increases in Wholesale margins due to first quarter forward sales, long-term contract growth, and increased market price spreads. These increases were partially offset by below normal levels of plant performance as a result of unexpected plant outages at PVNGS, which reduced the amount of electricity PNM sold in the wholesale market and forced PNM to purchase power to meet jurisdictional and contractual wholesale needs.  Also affecting PNMR’s earnings was the last phase of an agreed upon 2003 electric rate reduction at PNM which went into effect in September 2005, charges for financing, reduced natural gas consumption, and a New Mexico rate reduction at TNMP, which went into effect in January 2006.

Overview of Structure of Regulated and Unregulated Operations

Through its operating company subsidiaries, PNMR is a merchant utility and a regulated energy service provider. PNM Wholesale is engaged in the sale and marketing of electricity in the competitive wholesale energy marketplace. Altura sells power generated from the Twin Oaks plant, located in central Texas, which was acquired in April 2006. First Choice is a retail electric provider in Texas. PNM is an integrated electric and gas utility operating in New Mexico under the jurisdiction of the NMPRC. TNMP is a regulated utility in Texas operating under the jurisdiction of the PUCT in Texas and through December 31, 2006, operated under the jurisdiction of the NMPRC in New Mexico.

Regulated Operations

PNM Electric

PNM Electric is an integrated electric utility that consists of generation, transmission and distribution of electricity for retail electric customers in New Mexico and the sale of transmission to third parties as well as to PNM Wholesale and, through December 31, 2006 to TNMP Electric. PNM Electric provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of New Mexico. Beginning January 1, 2007, PNM began providing retail electric service to TNMP’s former New Mexico customers, which are located in southern New Mexico. PNM Electric owns or leases transmission lines, interconnected with other utilities in New Mexico, Texas, Arizona, Colorado and Utah.

PNM Gas

PNM Gas distributes natural gas to most of the major communities in New Mexico, including two of New Mexico’s three largest metropolitan areas, Albuquerque and Santa Fe. The customer base for PNM Gas includes both sales-service customers and transportation-service customers. PNM Gas operates under a purchase gas adjustment clause that allows it to purchase natural gas in the open market and resell it at cost to its distribution customers. As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations do not impact PNM’s consolidated gross margin or earnings.

TNMP Electric

TNMP Electric is a regulated utility operating in Texas and, through December 31, 2006, in New Mexico. TNMP’s operations are subject to traditional cost of service regulation. TNMP provides regulated transmission and distribution services in Texas under the TECA.

Through December 31, 2006, TNMP provided integrated electric services that included the transmission, distribution, purchase and sale of electricity to its New Mexico customers as well as transmission to third parties and to PNM. Effective January 1, 2007 TNMP’s New Mexico business was transferred to PNM. PNM Wholesale was TNMP’s sole supplier for TNMP’s load in New Mexico prior to the transfer of assets to PNM.

Unregulated Operations

Wholesale

The Wholesale segment included in PNMR’s results of operations includes PNM Wholesale as well as the results of Altura from the date of acquisition of Twin Oaks on April 18, 2006 (see Note 2).

PNM Wholesale

PNM Wholesale is engaged in the generation and sale of electricity into the wholesale market based on two product lines, long-term contracts, including a contract with TNMP that expired December 31, 2006, and short-term sales. PNM Wholesale sells the unused capacity of retail assets as well as the capacity of PNM’s wholesale plants excluded from retail rates. Both regulated and unregulated generation is jointly dispatched in order to improve reliability, provide the most economic power to retail customers and maximize profits on any wholesale transactions. Although PNM Wholesale is regulated in certain respects, including FERC jurisdiction over its rates, PNMR includes PNM Wholesale in the unregulated segment of its business because PNM Wholesale is not subject to traditional rate of return regulation.

The PNM Wholesale strategy utilized by PNMR calls for net asset-backed energy sales supported by long-term contracts sold into the wholesale market. PNM Wholesale’s aggregate net open forward electric sales position, including short-term sales and long-term contracts, is covered by its forecasted excess generation capacity. Management actively monitors the net asset-backed sales by the use of stringent risk management policies.

Altura

On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased the Twin Oaks business, which included a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas. PNMR acquired Twin Oaks to expand the Company’s merchant generation fleet in order to serve a growing wholesale market in the Southwest.

The Twin Oaks purchase agreement also includes the development rights for a possible 600-megawatt expansion of the plant, which PNMR has classified as an intangible asset. An additional $2.5 million payment will be made to the seller upon the issuance of an air permit for the expansion and an additional $2.5 million will be paid upon Altura beginning construction of the expansion. PNMR has not made a decision regarding the Twin Oaks expansion, but it is considering a variety of options, including self development or sale to a third party.

First Choice

First Choice is a certified retail electric provider operating in Texas that provides electricity to residential, small and large commercial, industrial and institutional customers. First Choice serves Texas retail customers by acquiring new retail customers, by setting up retail accounts, handling customer inquiries and complaints, and acting as a liaison between the transmission and distribution companies and retail customers. First Choice was organized in 2000 to act as TNMP’s affiliated retail electric provider, as required by the TECA. Although First Choice is regulated in certain respects by the PUCT under ERCOT, PNMR includes First Choice in the unregulated segment of its business because First Choice is not subject to traditional rate of return regulation.

Corporate and Other

PNMR was established as the holding company in 2001. On December 30, 2004, PNMR became a registered holding company under the PUHCA and created PNMR Services Company, which began operating on January 1, 2005. The PUCHA was repealed effective February 2006.

TNMP provided First Choice and TNP with corporate support services under a shared services agreement with First Choice and a similar agreement with TNP. These services were billed at TNMP’s cost and, in return, TNP and First Choice compensated TNMP for the use of the services. These agreements were in effect through June 6, 2005 when they were replaced by a new service arrangement with PNMR Services Company.

PNMR Services Company provides corporate services to PNMR and its subsidiaries including Avistar, Altura, First Choice, PNM, TNMP and TNP based on shared services agreements. These services are billed at cost and are allocated to PNMR and its subsidiaries.

As a result of the creation of the EnergyCo, PNMR Services Company entered into a corporate services agreement with EnergyCo effective January 2007.

Competitive Strategy

PNMR’s vision is to “Build America’s Best Merchant Utility.” To achieve this objective, management intends to:

Expand Regulated and Unregulated Operations

PNMR intends to develop both its retail and wholesale business by expanding its current operations and by acquiring additional value-enhancing assets. As evidenced by the formation of the EnergyCo joint venture in 2007, the acquisitions of Twin Oaks in 2006 and TNP in 2005, and the acquisition of an interest in the Luna plant in 2004, PNMR intends to continue to increase its revenues by expanding its geographic coverage in the southwest, a region which not only exhibits rapid customer and load growth, but which PNMR knows well. PNMR also intends to increase its presence in the southwest market by buying additional generating resources and selling power from those resources through long-term contracts.

PNMR’s future growth plans call for approximately 75% of its new generation portfolio to be committed through long-term contracts as required by the Global Electric Agreement. In November 2006, PNM extended its existing wholesale power agreement with the Overton Power District #5 in Nevada by five years. The new agreement immediately replaces a two-year contract and calls for PNM to provide Overton with up to 50 MWof power through December 2012. The relationship with Overton, a public utility district serving 10,000 customers in the eastern Clark County, Nevada, dates to October 2003 when PNM agreed to deliver up to 25 MW of power. The contract has been extended and expanded over the years. In October 2005, PNM entered into a 150 MW long-term sale contract with APS that begins in June 2007. PNM currently provides more than 600 megawatts of peak power to various wholesale customers in New Mexico, Arizona, Nevada and California.

In addition, PNMR expects that First Choice, which was a part of the TNP acquisition, will continue to provide a solid foundation for participation in the competitive retail market in Texas. In addition, PNMR also intends to continue to provide energy and technology related services through its wholly owned subsidiary, Avistar.

Acquire Additional Generating Assets in the Southwest Region

PNMR intends to enhance and diversify its presence in the southwest region through the acquisition or development of quality generation assets, including renewable or clean technology resources, to serve PNMR’s retail and wholesale load while maintaining diversity of fuel mix. PNMR also plans to increase long-term sales contracts in tandem with increases in its generation capacity, facilitated by the formation of the EnergyCo joint venture in 2007, and the acquisitions of Twin Oaks in 2006 and TNP in 2005 and an interest in the Luna plant in 2004. As in the past, PNMR intends to continue a disciplined approach to any acquisition, to match acquisitions to demand and to hedge capacity with long-term contracts.

Maintain Prudent Cost Controls

Management maintains cost control procedures for PNMR and its subsidiaries while expanding its business operations.

Continue to Improve Credit Strength and Reduce Cost of Capital

A high priority and long-term commitment is to maintain the Company's investment grade rating in any type of regulatory, natural gas or electricity price scenario. In 2006, PNMR issued additional common stock to repay acquisition-related debt and to strengthen its balance sheet. Pursuant to the terms of the PNM Direct Plan, PNMR began offering new shares of PNMR common stock through the plan beginning June 1, 2006. In August 2006, PNMR entered into an equity distribution agreement to offer and sell up to eight million shares of PNMR common stock from time to time provided that the aggregate gross proceeds from such sales will not exceed $200.0 million. In 2006, PNMR sold 2.0 million shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $55.3 million. In December 2006, PNMR issued 5,750,000 shares of its common stock in a public offering and received net proceeds of approximately $170.8 million. PNMR used the net proceeds from all of these common stock sales to retire debt associated with the acquisition of Twin Oaks. See “Financing Activities - PNMR” below in “Liquidity and Capital Resources” for further details of this transaction. In addition, PNMR plans to complete the permanent financing for the acquisition of the Twin Oaks facility while maintaining the Company's investment grade rating.

Commitment to Corporate Citizenship

PNMR is committed to its guiding principle, “Do the Right Thing.” This commitment serves as the cornerstone of PNMR’s ethics and compliance efforts and underscores its effort to ensure that dealings with customers, employees, shareholders and business partners are above reproach. This is evidenced by the Company's environmental sustainability program with aggressive goals for reducing water usage, improving air quality, reducing waste streams and becoming a leader in the development of renewable energy. In addition, PNMR is a member of the United States Climate Action Partnership, a group of businesses and leading environmental organizations that have come together to call on the federal government to quickly enact strong national legislation to require significant reductions of greenhouse gas emissions and has issued a landmark set of principles and recommendations to underscore the urgent need for a policy framework on climate change.

Overview of Developments Impacting Results of Operations and Competitive Strategy

EnergyCo Joint Venture

The EnergyCo joint venture with ECJV is a new unregulated energy company that will serve expanding U.S. markets throughout the Southwest, Texas and the West.  ECJV is a wholly owned subsidiary of Cascade, which is PNMR’s second-largest shareholder.

PNMR’s strategy for unregulated operations is focused on some of the nation’s growing power markets. PNMR intends to capitalize on the growth opportunities in these markets through its participation and ownership in EnergyCo. In particular, it is anticipated that ECJV will commit capital for the acquisition of assets and that Cascade will make significant credit guarantees to increase EnergyCo’s scale in its anticipated business lines:

•	Competitive retail electricity sales;
•	Development, operation and ownership of diverse generation assets; and
•	Wholesale marketing and trading to optimize its assets.

In addition to purchasing energy-related assets, EnergyCo could grow by PNMR contributing existing unregulated assets and ECJV, in turn, matching those contributions with cash. This would enable PNMR to better separate its regulated utility operations from its unregulated generation assets and businesses.

Twin Oaks Acquisition

In April 2006, Altura purchased the Twin Oaks business to expand the Company’s merchant generation fleet in order to serve a growing wholesale market in the Southwest. For additional discussion, see “Altura” above.

PVNGS Operations

PNM is a participant in PVNGS, of which APS is the operating agent. During 2006, PVNGS’ equivalent availability was 70.0% and, as a result, PVNGS had the lowest equivalent availability factor that the plant has experienced since 1993. PVNGS is expected to be in the bottom quartile of performance for 2006, relative to the 103 operating reactors in the United States. During 2005, PVNGS’ equivalent availability was 76.0%.

In 2004, the NRC determined that there had been a safety concern at PVNGS related to the safety injection systems for the three PVNGS units. This led to a "yellow" finding and a $50,000 civil penalty under the NRC’s reactor oversight process. The NRC utilizes a grading system where a green finding level indicates very low risk significance and therefore having little or no impact on safety. By contrast, white, yellow, or red inspection findings each, respectively, represent a greater degree of safety significance. A "yellow" finding places a unit in the "degraded safety cornerstone" column of the NRC’s performance matrix, which results in an enhanced NRC inspection regimen. In 2005 and 2006, the NRC performed its enhanced inspections. The "yellow" finding remains unresolved.

APS has encountered tube cracking in the steam generators and has taken, and will continue to take, remedial actions that it believes have slowed the rate of tube degradation. The PVNGS Unit 2 steam generators were replaced in 2003, and PVNGS Unit 1 steam generators were replaced in 2005. Replacement of the PVNGS Unit 3 steam generators should be completed by December 2007. The replacement steam generators contain tubing material significantly more resistant to in-service cracking.

APS operated PVNGS Unit 1 at reduced power levels from December 25, 2005 through March 18, 2006, due to a vibration in the PVNGS Unit 1 shutdown cooling lines. On March 18, 2006, APS shut down PVNGS Unit 1 completely to perform inspections and tests. APS reconnected Unit 1 to the electrical grid on July 7, 2006. The unit achieved full power on July 16, 2006.

PVNGS Unit 1 was shut down on September 19, 2006 because of recurring problems with five of its 36-pressurizer heaters and returned to service on October 16, 2006. PVNGS Unit 1 was automatically shut down on October 21, 2006 because of a problem with control rod indicators and then returned to service on October 23, 2006.

On October 19, 2006, PVNGS Unit 3 was shut down manually after two condensate pumps shut down. The problem was in part of the unit generating system, not its reactor cooling or emergency systems. Repairs were made and PVNGS Unit 3 returned to service on October 21, 2006.

The reduced operation of PVNGS not only affected PNM’s ability to make off-system sales, but also caused PNM to purchase power to serve its retail electric customers. PNM estimates that reduced performance at PVNGS, particularly the extended outage at PVNGS Unit 1, resulted in a $15.5 million decrease in 2006 earnings.

In October 2006, the NRC conducted an inspection of the PVNGS emergency diesel generators after a PVNGS Unit 3 generator did not activate during routine inspections on July 25 and September 22, 2006 and issued a preliminary white finding level. The NRC held a public regulatory conference in January 2007 to discuss its preliminary findings. On February 22, 2007, the NRC issued a “white” finding (low to moderate safety significance) for the emergency diesel generator matter. In connection with its finding, the NRC stated that it would “use the NRC Action Matrix to determine the most appropriate response and any increase in NRC oversight, or actions [APS, as PVNGS operating agent, needs] to take in response to the most recent performance deficiencies” and notify APS of its determination at a later date. Under the NRC’s Action Matrix, this finding, coupled with a previous NRC “yellow” finding relating to the 2004 matter involving PVNGS’s safety injection systems, will place one or more PVNGS units in the “multiple/repetitive degraded cornerstone” column of the NRC’s Action Matrix, which will result in an enhanced NRC inspection regimen. APS has reported that it is continuing to implement its plan to improve PVNGS’s operational performance.

The financial performance of PNMR and PNM may be adversely affected if PVNGS cannot be operated at a satisfactory level or if the NRC imposes restrictions on operation of the plant or any of the three units at PVNGS.

Proposed legislation in New Mexico and Texas

Multiple pieces of legislation have been introduced in the Texas and New Mexico legislative sessions which could impact the Company. In New Mexico, a bill that increases the Renewable Portfolio Standard from its current requirements of 10% by 2011 to a renewable mandate of 15% by 2015 and 20% by 2020. The bill also establishes a 5% energy efficiency goal by 2015. Another piece of legislation would provide up to $60 million in state tax credits for the development of clean coal and solar thermal projects and would provide utilities the opportunity to seek cost recovery for environmental projects above and beyond compliance levels. Under proposed legislation, the state would fund the Low Income Home Energy Assistance Program for a recurring amount of $6.0 million a year.

In Texas, two pieces of legislation are aimed at increasing competition and lowering the cost of residential electricity following deregulation of the market in 1999. The first bill, focusing on the Texas retail market, expands the powers of the PUCT to encourage competition by permitting the PUCT to release customer information of non-competitive companies' customers to competitive providers and allows the PUCT to study the reasonableness of residential rates and make changes to rates to ensure reasonableness. Another bill, focused on the Texas wholesale market, restricts the amount of electric capacity a utility can generate within Texas, or a zonal boundary or market, at 20 percent.

The Company is unable to predict the final form of any legislation that may be enacted in either New Mexico or Texas or the impact of such legislation, if any, on the Company.

RESULTS OF OPERATION - PNMR

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

PNMR’s net earnings for the year ended December 31, 2006 were $120.8 million, or $1.71 per diluted share of common stock, compared to $65.9 million or $0.98 per diluted share of common stock in 2005.  The increase in earnings was driven primarily by the acquisition of Twin Oaks in April 2006, load growth at PNM Electric and Gas, and First Choice Power, which PNMR did not own until the TNP acquisition in June 2005.  Additional increases include increases in Wholesale margins due to first quarter forward sales, long-term contract growth, and increased market price spreads, which were partially offset by below normal levels of plant performance as a result of unexpected plant outages at PVNGS, which reduced the amount of electricity PNM sold in the wholesale market and forced PNM to purchase power to meet jurisdictional and contractual wholesale needs.  Also affecting PNMR’s earnings was the last phase of an agreed upon 2003 electric rate reduction at PNM which went into effect in September 2005, charges for financing, reduced natural gas consumption, and a New Mexico rate reduction at TNMP, which went into effect in January 2006.

In addition to the reasons discussed above, earnings also increased due to the reduction of acquisition-related and other non-recurring charges of $31.7 million, net of income taxes, which were driven by lower acquisition integration costs of $7.4 million, turbine impairment of $9.0 million, charges related to the issuance of equity-linked units of $7.3 million, TNP debt refinancing costs of $5.1 million, a software write-off of $2.7 million, charges associated with the NMPRC’s approval of the TNP acquisition of $1.4 million, and the cumulative effect of adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) of $0.9 million. These decreases were partially offset by costs incurred as part of the formation of EnergyCo of $2.1 million.

The following discussion is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities. See Note 3 for additional information regarding these results and the Consolidated Financial Statements.

In addition, adjustments related to EITF Issue 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes,” are excluded from the PNM Wholesale segment and are instead included in the Corporate and Other segment. This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives. Management evaluates PNM Wholesale on a gross presentation basis due to its primarily net-asset-backed marketing strategy and the importance it places on PNM’s ability to repurchase and remarket previously sold capacity. The other segments are not affected by this EITF.

Corporate costs, income taxes and non-operating items are discussed on a consolidated basis for PNMR and are in conformity with the presentation in PNMR’s Consolidated Financial Statements.

Regulated Operations

PNM Electric

The table below sets forth the operating results for PNM Electric:

	Year Ended
	December 31,
	2006	2005	Variance
	(In thousands)

Operating revenues	$592,149	$573,976	$18,173
Less: Cost of energy	195,155	210,169	(15,014)
Intersegment energy transfer	(6,355)	(35,829)	29,474
Gross margin	403,349	399,636	3,713
Energy production costs	121,878	119,929	1,949
Transmission and distribution O&M	33,023	30,462	2,561
Customer related expense	16,173	19,454	(3,281)
Administrative and general	10,396	11,001	(605)
Total non-fuel O&M	181,470	180,846	624
Corporate allocation	69,923	64,170	5,753
Depreciation and amortization	59,610	69,798	(10,188)
Taxes other than income taxes	22,814	19,726	3,088
Income taxes	13,699	12,551	1,148
Total non-fuel operating expenses	347,516	347,091	425
Operating income	$55,833	$52,545	$3,288

The following table shows electric revenues by customer class and average customers:

PNM Electric Revenues

	Year Ended
	December 31,
	2006	2005	Variance
	(In thousands, except customers)
Residential	$222,099	$216,890	$5,209
Commercial	257,661	254,480	3,181
Industrial	62,515	61,146	1,369
Transmission	28,940	21,509	7,431
Other	20,934	19,951	983
	$592,149	$573,976	$18,173

Average customers	430,212	417,986	12,226

The following table shows electric sales by customer class:

PNM Electric Sales

	Year Ended
	December 31,
	2006	2005	Variance
	(Megawatt hours)
Residential	2,764,299	2,652,475	111,824
Commercial	3,635,423	3,526,133	109,290
Industrial	1,327,287	1,277,156	50,131
Other	258,294	256,202	2,092
	7,985,303	7,711,966	273,337

Operating revenues increased $18.2 million, or 3.2%, from the prior year. Retail electricity sales increased 3.5% to 8.0 million MWhs in 2006 compared to 7.7 million MWhs in 2005. Average customers grew 2.9% year over year. Customer load growth, when normalized for the impact of weather, increased revenues by $23.6 million. In addition, transmission revenues increased $7.4 million as a result of a transmission rate increase, an increase in revenues from point-to-point customers, and an increase in intercompany transmission revenues. Joint use revenues increased $0.7 million due to an increase in contract fees and late payment charges. These increases were partially offset by a decrease in revenues of $9.6 million, due to a 2.5% rate reduction which was effective beginning September 2005, and $4.2 million as a result of lower usage due to milder weather.

Gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $3.7 million, or 0.9%, from the prior year, primarily due to increased customer growth, which was partially offset by weather and the rate decrease discussed above.

Total non-fuel O&M expenses increased $0.6 million, or 0.4%, from the prior year. Energy production costs increased $1.9 million, or 1.6%, primarily due to increased outage costs of $1.7 million at PVNGS and $1.4 million at SJGS as well as an increased incentive bonus at PVNGS of $0.9 million, which were partially offset by decreased plant outage costs at Reeves and Four Corners and the reversal of the Palo Verde decommissioning liability in excess of the required amount. In addition, a new water sharing agreement at SJGS, which started in January 2006, increased energy production costs by $0.5 million. Transmission and distribution O&M expenses increased $2.6 million, or 8.4%, primarily due to increased maintenance costs of $1.1 million, resulting primarily from outage restoration and reliability purposes, an increase in labor costs of $0.9 million, and an increase in the cost of materials of $0.3 million. Customer related expenses decreased $3.3 million, or 16.9%, primarily due to reductions in temporary labor costs of $1.3 million, consulting costs of $0.9 million, and media campaign costs of $0.7 million. Administrative and general expenses decreased $0.6 million, or 5.5%, due to the write-off of fiber optic study costs of $2.6 million in 2005 that did not recur in 2006, higher capitalized costs of $2.4 million due to increased construction activity, which reduced the costs allocated to administrative and general expense, lower insurance costs of $1.2 million, and reduced legal fees of $1.0 million, which were partially offset by higher performance-based compensation costs of $3.4 million and increased labor costs of $2.3 million and an increased incentive bonus at PVNGS of $0.5 million.

Depreciation and amortization decreased $10.2 million, or 14.6%, from the prior year primarily due to an increase in the estimated useful life at SJGS, which was partially offset by asset additions. Taxes other than income increased $3.1 million, or 15.7%, due to a general increase in property taxes from various taxing authorities, and an increase in employer payroll taxes associated with increased performance-based compensation.

Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.

TNMP Electric

PNMR acquired TNP, the parent of TNMP, on June 6, 2005, and results in this section are presented from the acquisition date.

The table below sets forth the operating results for TNMP Electric:

	Year Ended	For the Period June 6 -
	December 31,	December 31,
	2006	2005
	(In thousands)
Operating revenues	$256,990	$154,350
Less: Cost of energy	103,021	58,014
Gross margin	153,969	96,336
Transmission and distribution O&M	20,871	12,403
Customer related expense	5,204	3,111
Administrative and general	(3,239)	415
Total non-fuel O&M	22,836	15,929
Corporate allocation	32,048	9,386
Depreciation and amortization	31,576	17,596
Taxes other than income taxes	24,351	14,261
Income taxes	4,258	8,442
Total non-fuel operating expenses	115,069	65,614
Operating income	$38,900	$30,722

The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

	Year Ended	For the period June 6 -
	December 31,	December 31,
	2006	2005
	(In thousands, except customers)
Residential	$89,378	$57,145
Commercial	88,767	51,670
Industrial	40,501	25,189
Other	38,344	20,346
	$256,990	$154,350

Average customers*	262,838	255,335

* Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen. Therefore, TNMP Electric earns revenue for the delivery of energy to First Choice and First Choice earns revenue on the usage of that energy by its customers. The average customers reported above include 144,866 and 154,252 customers of TNMP Electric at December 31, 2006 and 2005, respectively, who have chosen First Choice as their REP. These TNMP Electric customers are also included below in the First Choice segment. For PNMR consolidated reporting purposes, these customers are included only once in the consolidated customer count.

The following table shows electric sales by customer class:

TNMP Electric Sales *

	Year Ended	For the period June 6 -
	December 31,	December 31,
	2006	2005
	(Megawatt hours)
Residential	2,748,751	1,839,741
Commercial	2,565,488	1,399,864
Industrial	2,157,507	1,263,452
Other	121,227	72,262
	7,592,973	4,575,319

* The MWhs reported above include 2,332,098 and 1,644,675 MWhs used by customers of TNMP Electric at December 31, 2006 and 2005, respectively, who have chosen First Choice as their REP. The 2005 comparative MWhs have been changed to include unbilled as well as billed MWhs for comparability with 2006 numbers. These MWhs are also included below in the First Choice segment.

TNMP Electric’s gross margin was $154.0 million for 2006. The significant factors that impacted gross margin include a decrease in revenues due to rate reductions in both Texas and New Mexico, milder weather, increased transmission costs, and higher purchase power prices in New Mexico. These decreases were partially offset by customer growth year over year and the collection of Competitive Transition Charges beginning in December 2006.

Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.

PNM Gas

The table below sets forth the operating results for PNM Gas:

	Year Ended
	December 31,
	2006	2005	Variance
	(In thousands)
Operating revenues	$508,829	$511,442	$(2,613)
Less: Cost of energy	361,873	364,205	(2,332)
Gross margin	146,956	147,237	(281)
Energy production costs	2,273	2,444	(171)
Transmission and distribution O&M	27,881	27,817	64
Customer related expense	16,830	19,616	(2,786)
Administrative and general	7,862	3,487	4,375
Total non-fuel O&M	54,846	53,364	1,482
Corporate allocation	41,103	37,028	4,075
Depreciation and amortization	23,991	22,548	1,443
Taxes other than income taxes	8,937	8,010	927
Income taxes	2,266	5,853	(3,587)
Total non-fuel operating expenses	131,143	126,803	4,340
Operating income	$15,813	$20,434	$(4,621)

The following table shows gas revenues by customer and average customers:

PNM Gas Revenues

	Year Ended
	December 31,
	2006	2005	Variance
	(In thousands, except customers)
Residential	$328,690	$311,043	$17,647
Commercial	102,877	98,929	3,948
Industrial	4,749	3,375	1,374
Transportation*	14,420	13,813	607
Other	58,093	84,282	(26,189)
	$508,829	$511,442	$(2,613)

Average customers	482,270	471,321	10,949

*Customer-owned gas.

The following table shows gas throughput by customer class:

PNM Gas Throughput

	Year Ended
	December 31,
	2006	2005	Variance
	(Thousands of decatherms)
Residential	27,556	28,119	(563)
Commercial	10,409	10,554	(145)
Industrial	581	369	212
Transportation*	39,202	37,013	2,189
Other	6,450	9,780	(3,330)
	84,198	85,835	(1,637)

*Customer-owned gas.

PNM Gas purchases natural gas in the open market and resells it at no profit to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the consolidated gross margin or earnings of PNM Gas. Operating revenues decreased $2.6 million, or 0.5%, from the prior year. Increased gas prices in 2006 resulted in an increase in revenues of $66.0, with an additional $14.2 million attributable to customer growth. These increases were more than offset by $54.1 million of decreased usage due to customer conservation, $24.5 million of reduced off-system sales transactions resulting from a lack of market activity, and $3.8 million of decreased usage due to milder weather. As a result of the customer conservation and milder weather in 2006, sales volumes decreased 1.9%. Average customer counts increased 2.3% year over year.

Gross margin, or operating revenues minus cost of energy sold, decreased $0.3 million, or 0.2%, from the prior year. Reduced customer usage resulting from customer conservation caused gross margin to decrease $5.9 million. Milder weather and reduced off-system sales transactions also reduced margin compared to the prior year. These decreases were partially offset by customer growth, as discussed above, which increased margin $6.5 million.

Total non-fuel O&M expenses increased $1.5 million, or 2.8%, from the prior year. Customer related expenses decreased $2.8 million, or 14.2%, due to lower costs for advertising of $1.7 million, temporary labor of $1.4 million, and consulting of $0.3 million. These decreases were partially offset by higher bad debt expense of $0.7 million. Administrative and general expenses increased $4.4 million, or 125.5%, primarily due to higher performance-based compensation costs of $2.7 million, increased labor costs of $0.9 million, and higher insurance costs of $0.7 million.

Depreciation and amortization increased $1.4 million, or 6.4%, largely due to asset and software additions placed in service during 2005. Taxes other than income taxes increased $0.9 million, or 11.6%, as a result of an increase in property taxes and employer payroll taxes associated with increased performance-based compensation.

Unregulated Operations

Wholesale

The table below sets forth the operating results for Wholesale:

	Year Ended
	December 31,
	2006	2005	Variance
	(In thousands)
Operating revenues	$705,515	$628,028	$77,487
Less: Cost of energy	507,800	506,935	865
Intersegment energy transfer	6,355	35,829	(29,474)
Gross margin	191,360	85,264	106,096
Energy production costs	41,343	29,614	11,729
Transmission and distribution O&M	104	54	50
Customer related expense	1,023	879	144
Administrative and general	7,800	6,446	1,354
Total non-fuel O&M	50,270	36,993	13,277
Corporate allocation	7,025	4,395	2,630
Depreciation and amortization	26,101	15,669	10,432
Taxes other than income taxes	6,192	3,439	2,753
Income taxes	25,687	3,612	22,075
Total non-fuel operating expenses	115,275	64,108	51,167
Operating income	$76,085	$21,156	$54,929

The following table shows revenues by customer class:

Wholesale Revenues

	Year Ended
	December 31,
	2006	2005	Variance
	(In thousands)
Long-term contracts	$283,411	$154,692	$128,719
Short-term sales	422,104	473,336	(51,232)
	$705,515	$628,028	$77,487

The following table shows sales by customer class:

Wholesale Sales

	Year Ended
	December 31,
	2006	2005	Variance
	(Megawatt hours)
Long-term contracts	4,331,374	2,516,907	1,814,467
Short-term sales	7,207,172	8,069,751	(862,579)
	11,538,546	10,586,658	951,888

Operating revenues increased $77.5 million, or 12.3%, from the prior year. This increase in wholesale electric sales was primarily due to increased long-term contracts of $128.7 million, or 83.2%. The acquisition of Twin Oaks increased long-term revenue by $125.1 million, of which $53.6 million related to an existing power agreement and $70.9 million for the amortization of the fair value of a sales contract existing as of the date of the acquisition (see Note 2). Other increases in long-term revenue include the growth of long-term contracts of $9.3 million, which were partially offset by reduced SO2 allowance sales of $5.0 million. Short-term revenues decreased by $51.2 million, or 10.8%, primarily due to reduced marketing activity and a 2.0% decrease in average short-term sales prices. Wholesale sold 11.5 million MWh of electricity in 2006 compared to 10.6 million MWh in 2005, an increase of 9.0%.

Gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, increased $106.1 million, or 124.4%, from the prior year, primarily due to the acquisition of Twin Oaks, which increased margin $86.3 million. In addition, margin increased due to the forward sale of first quarter 2006 excess resources in September 2005 when market prices were high. When prices fell in early 2006, PNM Wholesale covered the forward sales with lower-priced market purchases and utilized the excess resources to create additional sales opportunities. This strategy resulted in an increase in gross margin of approximately $10.8 million. Increased margins due to the growth of long-term contracts and higher market price spreads were partially offset by the reduction in SO2 allowance sales discussed above and a $6.2 million decrease due to reduced base-load plant availability and increased retail load, which reduced the availability of less expensive excess energy for sale in the wholesale market.

Total non-fuel O&M expenses increased $13.3 million, or 35.9%, from the prior year. Energy production costs increased $11.7 million, or 39.6%, due primarily to the addition of Twin Oaks costs of $6.9 million and Luna costs of $1.8 million, which the Company did not have in 2005, increased outage costs of $3.5 million at PVNGS and $0.2 million at SJGS and an increased incentive bonus at PVNGS of $0.7 million, which was partially offset by the reversal of PVNGS decommissioning liability in excess of the required amount of $0.5 million and decreased plant outage costs at Reeves and Four Corners. Administrative and general costs increased $1.4 million, or 21.0% primarily due to the addition of Twin Oaks costs of $0.8 million and an increased incentive bonus at PVNGS of $0.8 million, which was partially offset by higher capitalized costs in 2006 of $0.5 million due to increased construction activity which reduced administrative and general expenses.

Depreciation and amortization increased $10.4 million, or 66.6%, from the prior year primarily due to the addition of Twin Oaks and depreciation expense for assets placed in service during 2005, partially offset by lower depreciation rates at SJGS, Afton and Lordsburg power plants. Taxes other than income increased $2.8 million or 80.1% primarily due to the addition of Twin Oaks.

First Choice

PNMR acquired TNP on June 6, 2005, and results in this section are presented from the acquisition date.

The table below sets forth the operating results for First Choice:

	Year Ended	For the Period June 6 -
	December 31,	December 31,
	2006	2005
	(In thousands)
Operating revenues	$584,899	$316,330
Less: Cost of energy	455,126	243,053
Gross margin	129,773	73,277
Customer related expense	14,416	2,539
Administrative and general	30,620	13,008
Total non-fuel O&M	45,036	15,547
Corporate allocation	14,457	8,434
Depreciation and amortization	2,026	1,094
Taxes other than income taxes	5,276	3,916
Income taxes	22,152	15,450
Total non-fuel operating expenses	88,947	44,441
Operating income	$40,826	$28,836

The following table shows electric revenues by customer class and average customers:

First Choice Electric Revenues

	Year Ended	For the Period June 6 -
	December 31,	December 31,
	2006	2005
	(In thousands, except customers)
Residential	$345,961	$198,218
Mass-market	81,917	53,111
Mid-market	125,510	46,584
Other	31,511	18,417
	$584,899	$316,330

Actual customers (1, 2)	245,674	210,451

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.
(2)
Due to the competitive nature of First Choice’s business, actual customer count at December 31 is presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers. First Choice had 224,003 average customers and 209,464 average customers for the years ended December 31, 2006 and 2005, respectively.

The following table shows electric sales by customer class:

First Choice Electric Sales *

		For the period
	Year Ended December 31,	June 6 - December 31,
	2006	2005
	(Megawatt hours)
Residential	2,481,557	1,591,005
Mass-market	549,143	400,839
Mid-market	1,132,028	478,531
Other	48,053	29,780
	4,210,781	2,500,155

* See note above in the TNMP Electric segment discussion about the impact of TECA.

First Choice’s gross margin was $129.8 million for 2006. The significant factors that impacted gross margin include customer growth, increases in competitive and price-to-beat sales prices, an increase in trading margins, and the amortization of the fair value of sales and purchase contracts existing at the time of the acquisition. As part of the acquisition of TNP, PNMR determined the fair value of a First Choice contractual obligation to purchase power and an obligation to sell power that are being amortized over the contract lives, or approximately three years. These increases were partially offset by reduced usage due to milder weather and higher purchased power prices. Significant factors that increased non-fuel O&M in 2006 include the initial costs of outsourcing customer service operations and higher bad debt expense.

Corporate and Other

Energy Production Costs

Corporate and other energy production costs decreased $14.9 million in 2006 as a result of the write-down of a turbine of $15.0 million in 2005.

Corporate Administrative and General Expenses

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and are presented in the corporate allocation line item in the segment statements. These costs increased $30.5 million, or 22.1%, to $168.8 compared to the prior year. This increase was primarily due to $20.0 million in additional expenses for insurance, benefits, and corporate support activities for TNP, which PNMR did not incur until the acquisition of TNP in June 2005. Wages and benefit costs increased $7.6 million due to additional employees providing corporate services and increases in the payout of employee incentive programs. Stock-based compensation expense increased $5.9 million due to the adoption of SFAS 123R “Share-Based Payment” (see Note 13). Additional increases include higher audit fees and costs related to the cost of compliance with the Sarbanes-Oxley Act of $2.1 million, increased consulting costs associated with corporate projects of $1.4 million, and increased postretirement costs in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) of $1.3 million. These increases were partially offset by lower costs relating to the integration of the TNP acquisition of $9.1 million.

Depreciation Expense

Corporate and other depreciation expense decreased $3.1 million, or 25.4%, to $9.0 million, primarily due to the write-off of software costs in the second quarter of 2005 that did not recur in 2006 offset, in part, by an increase in the asset base.

Taxes Other Than Income

Corporate and other taxes other than income increased $1.1 million, or 33.6%, to $4.3 million primarily due to an increase in payroll taxes from a transfer of employees to Corporate and increased wages related to stock-based compensation.

PNMR Consolidated

Other Income and Deductions

Other income decreased $4.3 million and other deductions decreased by $16.5 million, for a net increase in other income and deductions of $12.2 million. The increase is a result of a 2005 activity related to the Company’s equity investment program, a $3.1 million write down of the Wood River investments offset by a $0.5 million gain on investments from the Company’s equity investment program. This program was discontinued and there was no additional equity investment activity in 2006. In addition, there was an $11.3 million charge in 2005 related to the issuance of equity-linked securities (see Note 6), and a $2.5 million contribution by PNMR to the PNM Resources Foundation in 2005. These increases were partially offset by lower realized gains of $3.5 million related to the rebalancing of the PVNGS decommissioning trust assets and a decrease of $1.0 million due to the unwinding of an interest rate swap.

Interest income decreased $3.1 million, or 7.4%, primarily due to lower interest income of $2.2 million as a result of a lower level of investment income in the Palo Verde capital trust and interest earned in 2005 from the investment of cash received from PNMR’s issuance of equity-linked units of $1.9 million. These decreases were partially offset by a $0.5 million increase in interest income earned on PVNGS decommissioning trust assets.

Carrying charges on regulatory assets increased $2.6 million from the prior year. This represents interest income on TNMP regulatory assets that were not acquired until June 6, 2005.

Interest Charges

PNMR’s consolidated interest charges increased by $51.8 million from the prior year. The increase is primarily due to $20.6 million of interest charges related to the bridge loan associated with the Altura purchase of Twin Oaks, which occurred on April 18, 2006, $12.8 million of interest charges related to debt from the TNP operations, which PNMR did not incur until the acquisition of TNP in June 2005, $9.9 million due to an increase in PNMR commercial paper and other short-term borrowings, interest and refinancing costs of $6.8 million related to the equity-linked units issued in March and October of 2005, $3.0 million of interest charges for pollution control bonds converted from a variable interest rate to a higher fixed interest rate, and $2.6 million of interest charges related to rate increases on PNMR interest rate swaps. These increases were partially offset by $1.7 million of interest capitalized in connection with capital construction projects and $2.3 million of debt retirement in connection with the purchase of TNP in June 2005.

Income Taxes

PNMR’s consolidated income tax expense was $64.0 million for the year ended December 31, 2006 compared to $32.9 million in 2005.  The increase in consolidated income tax expense was due to the impact of higher earnings.  PNMR’s effective operating income tax rates for the years ended December 31, 2006 and 2005 were 34.76% and 31.45%, respectively.  PNMR’s effective non-operating income tax rates for the years ended December 31, 2006 and 2005 were 33.90% and 32.92%, respectively.

RESULTS OF OPERATION - PNM

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

PNM’s segments are PNM Electric, PNM Gas and Wholesale. The PNM Electric and PNM Gas segments are identical to the segments presented above in “Results of Operations” for PNMR. The Wholesale segment reported for PNM does not include Altura (see Note 2 and Note 3).

PNM’s operating revenues decreased by $51.7 million, or 3.1%, from the prior year. Gross margin increased $23.2 million, or 3.7%, compared to 2005. PNM Electric segment gross margins increased $3.7 million from the prior year, while PNM Gas segment gross margins remained flat, as discussed above. PNM Wholesale segment gross margins increased $19.8 million, resulting predominately from increased marketing activity due to first quarter 2006 forward sales, long-term contract growth, the addition of Luna operations, higher market price spreads and greater availability at base-load coal plants, partially offset by reduced availability at PVNGS and increased retail loads, which caused a decrease in energy available to sell in the wholesale market.

Total operating expenses decreased $80.2 million, or 5.0%, from the prior year, of which $74.9 million is a decrease in cost of energy included in gross margin above.

Administrative and general costs decreased $3.3 million, or 1.9%, primarily due to lower consulting, temporary labor and marketing costs, partially offset by increased incentive-based compensation and bad debt expenses.

Energy Production costs decreased $8.4 million, or 5.0%, as a result of the $15.0 million write-off of a turbine in 2005, partially offset by increased outage and maintenance costs at base-load power plants of $5.7 million and the addition of Luna operations of $1.8 million.

Depreciation and amortization expenses decreased $16.2 million, or 14.0%, primarily as a result of an increase in the life expectancy at the SJGS, Afton and Lordsburg power plants of $15.5 million, the write-off of software costs in the second quarter of 2005 of $4.5 million, and reduced expenses on fully depreciated assets of $3.2 million, partially offset by increased expenses as a result of additions to fixed assets of $6.2 million and the addition of an asset retirement obligation for an existing asset at Lordsburg of $0.7 million.

Transmission and distribution costs increased $2.7 million, or 4.6%, primarily due to higher maintenance, material and labor costs.

Taxes other than income increased $3.8 million, or 12.2%, due to a general increase in property taxes from various taxing authorities and an increase in payroll taxes associated with higher performance-based compensation.

PNM’s consolidated income tax expense was $40.0 million for 2006, compared to $25.3 million for 2005.  PNM’s effective operating income tax rates for 2006 and 2005 were 35.12% and 28.21%, respectively.  PNM’s effective non-operating income tax rates for 2006 and 2005 were 37.62% and 35.59%, respectively.

Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.

RESULTS OF OPERATION - TNMP

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

TNMP operates in only one reportable segment, “TNMP Electric.” Results include the effect of the purchase accounting on June 6, 2005. Amounts for the period January 1 through June 6, 2005 are pre-acquisition and amounts after June 6, 2005 are post-acquisition. (See Note 1.)

TNMP’s operating revenues decreased $10.2 million, or 3.8%, from the prior year. Gross margin decreased $11.3 million, or 6.8%, compared to 2005. The significant factors that impacted gross margin include a decrease in revenues due to rate reductions in conjunction with the acquisition in both Texas and New Mexico, milder weather resulting in reduced usage, increased transmission expense, and higher purchase power costs. These decreases were partially offset by customer growth and higher sales prices.

Total operating expenses increased $2.4 million, or 1.1%, from the prior year, of which $1.1 million is an increase in cost of energy included in gross margin above.

Administrative and general expenses increased $8.8 million, or 35.0%, primarily due to increased labor, employee benefits, consulting, and insurance expenses allocated to TNMP from PNMR and higher incentive-based compensation.

TNMP’s consolidated income tax expense was $7.3 million in 2006, compared to $14.9 million in 2005. TNMP’s effective operating income tax rates for 2006 and 2005 were 29.91% and 35.66%, respectively. TNMP’s effective non-operating income tax rates for 2006 and 2005 were 34.97% and 34.74%, respectively.

Effective January 1, 2007 TNMP’s New Mexico operations were transferred to PNM Electric.

RESULTS OF OPERATION - PNMR

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

PNMR’s GAAP earnings for the year ended December 31, 2005 were $65.9 million, or $0.98 per diluted share of common stock, compared to $86.4 million, or $1.41 per diluted share of common stock, in 2004.  The decrease in earnings per share was driven primarily by acquisition related and other charges of $36.5 million, net of income taxes, which consisted of the following:

•	TNP acquisition integration costs of $10.1 million;
•	turbine impairment of $9.0 million;
•	charge related to issuance of equity-linked units of $7.3 million (see Note 6);
•	TNP debt refinancing costs of $5.1 million;
•	software write-off of $2.7 million;
•	charge associated with the NMPRC’s approval of the TNP acquisition of $1.4 million; and
•	cumulative effect of adoption of FIN 47 of $0.9 million (see Note 1).

In addition, as discussed above, PNM experienced below normal levels of plant performance due to unexpected plant outages, particularly at PVNGS, which reduced the amount of electricity PNM sold in the wholesale market and forced PNM to purchase power to meet jurisdictional and contractual wholesale needs. In addition, the margin on fixed-price contracts decreased, as increases in purchased power prices that were driven by increasing fuel prices that could not be passed on to customers with fixed sales prices. These decreases to net earnings were partially offset by the addition of TNP operations from June 6 through December 31, 2005.

The following discussion is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities. See Note 3 for additional information regarding these results and the Consolidated Financial Statements.

In addition, adjustments related to EITF Issue 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes,” are excluded from the PNM Wholesale segment and are instead included in the Corporate and Other segment. This accounting pronouncement requires a net presentation of realized gains and losses for certain non-trading derivatives. Management evaluates PNM Wholesale on a gross presentation basis due to its primarily net-asset-backed marketing strategy and the importance it places on PNM’s ability to repurchase and remarket previously sold capacity. The other segments are not affected by this EITF.

Corporate costs, income taxes and non-operating items are discussed on a consolidated basis for PNMR and are in conformity with the presentation in PNMR’s Consolidated Financial Statements.

Regulated Operations

PNM Electric

The table below sets forth the operating results for PNM Electric:

	Year Ended
	December 31,
	2005	2004	Variance
		(In thousands)

Operating revenues	$573,976	$558,412	$15,564
Less: Cost of energy	210,169	186,517	23,652
Intersegment energy transfer	(35,829)	(42,769)	6,940
Gross margin	399,636	414,664	(15,028)
Energy production costs	119,929	115,144	4,785
Transmission and distribution O&M	30,462	31,360	(898)
Customer related expense	19,454	18,190	1,264
Administrative and general	11,001	4,640	6,361
Total non-fuel O&M	180,846	169,334	11,512
Corporate allocation	64,170	69,820	(5,650)
Depreciation and amortization	69,798	63,050	6,748
Taxes other than income taxes	19,726	20,324	(598)
Income taxes	12,551	22,628	(10,077)
Total non-fuel operating expenses	347,091	345,156	1,935
Operating income	$52,545	$69,508	$(16,963)

The following table shows electric revenues by customer class and average customers:

PNM Electric Revenues

	Year Ended
	December 31,
	2005	2004	Variance
	(In thousands, except customers)
Residential	$216,890	$206,950	$9,940
Commercial	254,480	251,092	3,388
Industrial	61,146	61,905	(759)
Transmission	21,509	18,327	3,182
Other	19,951	20,138	(187)
	$573,976	$558,412	$15,564

Average customers	417,986	406,968	11,018

The following table shows electric sales by customer class:

PNM Electric Sales

	Year Ended
	December 31,
	2005	2004	Variance
	(Megawatt hours)
Residential	2,652,475	2,509,449	143,026
Commercial	3,526,133	3,450,503	75,630
Industrial	1,277,156	1,283,769	(6,613)
Other	256,202	253,393	2,809
	7,711,966	7,497,114	214,852

Operating revenues increased $15.6 million, or 2.8%, from the prior year. Retail electricity sales increased 2.9%, to 7.7 million MWh in 2005 compared to 7.5 million MWh in 2004. Customer growth was 2.7% year over year and weather-normalized retail electric load growth was 2.5%. Average customer load growth, when normalized for the impact of weather and the leap year in 2004, increased revenues by $14.0 million. Cooling Degree Days for Albuquerque increased approximately 19.6% and Heating Degree Days decreased approximately 4.7%, resulting in a net overall increase in revenues of $3.7 million. In addition, increased transmission revenues, primarily from point-to-point customers, increased revenues $3.2 million. These revenue increases were partially offset by a decrease of $1.3 million attributable to the 2004 leap year, with 2005 including one less day of revenues, and by a decrease of $3.8 million due to the 2.5% electric rate reduction effective September 1, 2005.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $15.0 million, or 3.6%, from the prior year due to a reduction in power plant availability resulting from plant outages and a related increase in purchased power requirements to serve load. In addition, an increase in purchased power contract prices on pre-existing contracts reduced the margin earned on fixed-price sales. These decreases were partially offset by the increased revenues associated with retail load growth.

Total non-fuel O&M expenses increased $11.5 million, or 6.9%, over the prior year. Energy production costs increased $4.8 million, or 4.2%, due to higher plant maintenance costs in 2005 compared to 2004. Plant outage costs at PVNGS and Reeves increased costs $2.8 million and $1.4 million, respectively, in 2005. In addition, there were higher general plant maintenance and other costs of $1.0 million compared to 2004. These increases were partially offset by reduced outage costs at Four Corners and SJGS of $0.4 million and $0.3 million, respectively. Transmission and distribution O&M expense decreased $0.9 million, or 2.9%, primarily due to a decrease in maintenance and labor expenses. Customer related expense increased $1.3 million, or 6.9%, primarily due to increased consulting fees related to FERC proceedings. Administrative and general expenses increased $6.4 million over the prior year primarily due to increased incentive-based compensation, labor and insurance costs of $5.3 million (compensation costs were recorded at the corporate level in 2004 but charged to the business segments in 2005) and increased legal and other outside services costs of $0.6 million for routine business matters.

Depreciation and amortization increased $6.7 million, or 10.7%, primarily due to asset and software additions placed in service in December 2004 and in 2005.

TNMP Electric

PNMR acquired TNP, the parent of TNMP, on June 6, 2005, and results in this section are presented from the acquisition date forward only. Comparable results from 2004 are not presented. For the year ended December 31, 2005, which includes results from June 6 through December 31, 2005, the TNMP Electric segment increased PNMR revenues by $154.4 million.

The table below sets forth the operating results for TNMP Electric:

For the Period
June 6 - December 31, 2005
(In thousands)
Operating revenues	$154,350
Less: Cost of energy	58,014
Gross margin	96,336
Transmission and distribution O&M	12,403
Customer related expense	3,111
Administrative and general	415
Total non-fuel O&M	15,929
Corporate allocation	9,386
Depreciation and amortization	17,596
Taxes other than income taxes	14,261
Income taxes	8,442
Total non-fuel operating expenses	65,614
Operating income	$30,722

The following table shows electric revenues by customer class and average customers:

TNMP Electric Revenues

For the period June 6 - December 31, 2005
(In thousands, except customers)
Residential	$57,145
Commercial	51,670
Industrial	25,189
Other	20,346
$154,350

Average customers*	255,335

* Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen. Therefore, TNMP Electric earns revenue for the delivery of energy to First Choice and First Choice earns revenue on the usage of that energy by its customers. The average customers reported above include 154,252 customers of TNMP Electric who have chosen First Choice as their REP. These TNMP Electric customers are also included below in the First Choice segment. For PNMR consolidated reporting purposes, these customers are included only once in the consolidated customer count.

The following table shows electric sales by customer class:

TNMP Electric Sales *

For the period June 6 - December 31, 2005
(Megawatt hours)
Residential	1,839,741
Commercial	1,399,864
Industrial	1,263,452
Other	72,262
4,575,319

* The MWh reported above include 1,644,675 MWh used by customers of TNMP Electric who have chosen First Choice as their REP. These MWh are also included below in the First Choice segment.

TNMP Electric’s gross margin was $96.3 million for the period June 6 through December 31, 2005. The significant factors that impacted gross margin include increases due to load growth because of warmer than normal weather, a decrease in revenues due to a 9.3% Texas rate reduction, synergy savings effective in May 2005, and lower revenues due to a reduction in operations of a major customer in New Mexico.

PNM Gas

The table below sets forth the operating results for PNM Gas:

	Year Ended
	December 31,
	2005	2004	Variance
	(In thousands)
Operating revenues	$511,442	$490,921	$20,521
Less: Cost of energy	364,205	343,219	20,986
Gross margin	147,237	147,702	(465)
Energy production costs	2,444	2,338	106
Transmission and distribution O&M	27,817	28,006	(189)
Customer related expense	19,616	19,283	333
Administrative and general	3,487	1,648	1,839
Total non-fuel O&M	53,364	51,275	2,089
Corporate allocation	37,028	38,725	(1,697)
Depreciation and amortization	22,548	18,894	3,654
Taxes other than income taxes	8,010	7,412	598
Income taxes	5,853	8,063	(2,210)
Total non-fuel operating expenses	126,803	124,369	2,434
Operating income	$20,434	$23,333	$(2,899)

The following table shows gas revenues by customer and average customers:

PNM Gas Revenues

	Year Ended
	December 31,
	2005	2004	Variance
	(In thousands, except customers)
Residential	$311,043	$292,163	$18,880
Commercial	98,929	92,128	6,801
Industrial	3,375	2,889	486
Transportation*	13,813	15,274	(1,461)
Other	84,282	88,467	(4,185)
	$511,442	$490,921	$20,521

Average customers	471,321	461,399	9,922

*Customer-owned gas.

The following table shows gas throughput by customer class:

PNM Gas Throughput

	Year Ended
	December 31,
	2005	2004	Variance
	(Thousands of decatherms)
Residential	28,119	30,618	(2,499)
Commercial	10,554	11,639	(1,085)
Industrial	369	413	(44)
Transportation*	37,013	43,208	(6,195)
Other	9,780	13,871	(4,091)
	85,835	99,749	(13,914)

*Customer-owned gas.

Operating revenues increased $20.5 million, or 4.2%, over the prior year, primarily due to higher natural gas prices in 2005 compared to 2004. PNM Gas purchases natural gas in the open market and resells it at the same price to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs do not impact the consolidated gross margin or earnings of PNM Gas. Total gas sales volumes decreased 13.9%, due to a 4.7% decrease in Heating Degree Days and additional customer conservation resulting from higher natural gas prices. These decreases were partially offset by average customer growth of 2.2%, which increased gas revenues $2.2 million, and an increase of $6.7 million due to a residential cost of service rate increase beginning in April 2004.

The gross margin, or operating revenues minus cost of energy sold, was largely unchanged, decreasing only $0.5 million, or 0.3%, from the prior year. Warmer weather resulted in a $7.9 million decrease to margin and additional customer conservation resulted in reduced usage of $1.4 million. These decreases were offset by the residential cost of service rate increase and the customer growth discussed above.

Total non-fuel O&M expenses increased $2.1 million, or 4.1%, over the prior year. Administrative and general expense increased $1.8 million primarily due to a $1.5 million increase in incentive-based compensation, which was recorded at the corporate level in 2004 but charged to the business segments in 2005. Administrative and general expense also increased by $0.9 million due to reduced capitalization of expenses, which increased the costs allocated to administrative and general expense. The increase in administrative and general expense was offset in part by a $0.9 million decrease in workmen’s compensation and insurance.

Depreciation and amortization increased $3.7 million, or 19.3%, primarily due to the addition of $16.0 million in distribution assets, $14.2 million in transmission assets and $18.2 million in software assets.

Unregulated Operations

PNM Wholesale

The table below sets forth the operating results for PNM Wholesale:

	Year Ended
	December 31,
	2005	2004	Variance
		(In thousands)
Operating revenues	$628,028	$588,243	$39,785
Less: Cost of energy	506,935	449,059	57,876
Intersegment energy transfer	35,829	42,769	(6,940)
Gross margin	85,264	96,415	(11,151)
Energy production costs	29,614	29,967	(353)
Transmission and distribution O&M	54	81	(27)
Customer related expense	879	1,049	(170)
Administrative and general	6,446	7,255	(809)
Total non-fuel O&M	36,993	38,352	(1,359)
Corporate allocation	4,395	4,557	(162)
Depreciation and amortization	15,669	14,809	860
Taxes other than income taxes	3,439	3,533	(94)
Income taxes	3,612	8,537	(4,925)
Total non-fuel operating expenses	64,108	69,788	(5,680)
Operating income	$21,156	$26,627	$(5,471)

The following table shows revenues by customer class:

PNM Wholesale Revenues

	Year Ended
	December 31,
	2005	2004	Variance
	(In thousands)
Long-term contracts	$154,692	$158,085	$(3,393)
Short-term sales	473,336	430,158	43,178
	$628,028	$588,243	$39,785

The following table shows sales by customer class:

PNM Wholesale Sales

	Year Ended
	December 31,
	2005	2004	Variance
	(Megawatt hours)
Long-term contracts	2,516,907	2,943,372	(426,465)
Short-term sales	8,069,751	9,057,172	(987,421)
	10,586,658	12,000,544	(1,413,886)

Operating revenues increased $39.8 million, or 6.8%, from the prior year. This increase in wholesale electric sales was primarily due to increased short-term sales of $43.2 million, or 10.0%, resulting from a 23.5% increase in average short-term prices in 2005 compared to 2004. In addition, long-term sales increased due to higher prices associated with SO2 credit sales. These increases were partially offset by a decrease in revenues from long-term contracts in 2005 due primarily to the expiration of a customer contract and lower sales volumes resulting from below normal levels of plant performance. PNM Wholesale sold 10.6 million MWh of electricity in 2005 compared to 12.0 million MWh in 2004, a decrease of 11.8%.

The gross margin, or operating revenues minus cost of energy sold and intersegment energy transfer, decreased $11.2 million, or 11.6%, from the prior year. Decreased plant availability and increased retail load decreased the availability of less expensive excess energy for sale in the wholesale market. In addition, higher purchased power contracts prices decreased the margin on fixed-price sales contracts. The long-term sales margin was relatively unchanged from the prior year due to the impacts of customer load growth and higher prices associated with SO2 credit sales that were offset by a decrease in sales volume due to the expiration of a long-term contract and increased purchased power contract prices that could not be passed through to customers based on fixed-price sales contracts. The short-term margin decreased $11.5 million primarily resulting from lower plant availability and increased retail loads, which caused a decrease in energy available to sell on the wholesale market. PNM Wholesale's mark-to-market position fell to a $0.2 million loss in 2005 from a $1.6 million gain in 2004.

Total non-fuel O&M expense decreased $1.4 million, or 3.5%, from the prior year. Administrative and general expense decreased $0.8 million, or 11.2%, due primarily to the capitalization of expenses from administrative and general activities related to the construction of Luna.

Depreciation and amortization increased $0.9 million, or 5.8%, over the prior year due to the addition of new technology platforms that were placed in service in December 2004 and in 2005.

First Choice

PNMR acquired TNP on June 6, 2005, and results in this section are presented from the acquisition date forward only. For the year ended December 31, 2005, which includes results from June 6 through December 31, 2005, the First Choice segment increased PNMR revenues by $316.3 million.

The table below sets forth the operating results for First Choice:

For the Period
June 6 - December 31, 2005
(In thousands)
Operating revenues	$316,330
Less: Cost of energy	243,053
Gross margin	73,277
Customer related expense	2,539
Administrative and general	13,008
Total non-fuel O&M	15,547
Corporate allocation	8,434
Depreciation and amortization	1,094
Taxes other than income taxes	3,916
Income taxes	15,450
Total non-fuel operating expenses	44,441
Operating income	$28,836

The following table shows electric revenues by customer class and average customers:

First Choice Electric Revenues

For the Period
June 6 - December 31, 2005
(In thousands, except customers)
Residential	$198,218
Mass-market	53,111
Mid-market	46,584
Other	18,417
$316,330

Average customers *	209,464

The following table shows electric sales by customer class:

First Choice Electric Sales *

For the Period
June 6 - December 31, 2005
(Megawatt hours)
Residential	1,591,005
Mass-market	400,839
Mid-market	478,531
Other	29,780
2,500,155

* See note above in the TNMP Electric segment discussion about the impact of TECA.

First Choice’s gross margin was $73.3 million for the period June 6 through December 31, 2005. The significant factors that impacted gross margin include revenues of $9.4 million due to an increase in the price-to-beat fuel factor in October 2005, higher purchased power costs, that were lessened by gas hedges, gains of $4.2 million from the amortization of purchase power and power sale contracts (see Note 2), and gains of $4.2 million from a capacity auction.

In Texas, capacity auctions were a semi-regular event mandated by the TECA to promote liquidity in the marketplace. In the most recent auctions, First Choice was the successful bidder for four 25 MW baseload blocks of capacity in October 2005 and two 25 MW cyclic blocks of capacity in September 2005.

Corporate and Other

Corporate Administrative and General Expenses

Corporate administrative and general expenses, which represent costs that are driven primarily by corporate-level activities, are allocated to the business segments and are presented in the corporate allocation line item in the segment statements. These costs increased $10.5 million, or 9.3%, from the prior year to $123.6 million. The increase was primarily due to charges in 2005 related to the TNP acquisition of $19.3 million and increased audit and costs related to the cost of compliance with the Sarbanes-Oxley Act of $3.1 million. These increases were offset in part by a decrease of $14.2 million for incentive-based compensation at the corporate level, which were recorded at the corporate level in 2004 but charged to the business segments in 2005.

PNMR Consolidated

Other Income and Deductions

Interest income increased $4.8 million, or 12.7%, due primarily to interest income of $2.5 million earned from the investment of TNP's cash balance, which PNMR did not have in the prior year, interest income of $1.9 million earned from the investment of cash received from PNMR’s issuance of equity-linked units, and $1.4 million of interest income earned from higher cash balances from the PGAC caused by increasing gas prices. The increase in interest income was partially offset by lower interest income of $2.0 million due to a lower level of investment in the Palo Verde capital trust.

Other income increased $7.6 million, or 75.3%, due to a realized gain of $4.1 million on the sale of certain PVNGS decommissioning trust assets, a $2.1 million increase in trust earnings and a $2.2 million increase in merchandising revenues, primarily from emergency assistance services to other utilities (offset by the related expenses in other deductions below). The increase in other income was offset in part by a $0.8 million decrease from the sale of water rights in 2004 that did not reoccur in 2005.

Carrying charges on regulatory assets were $4.4 million from June 6 through December 31, 2005. This represents interest income on TNMP regulatory assets from the date of acquisition.

Other deductions increased approximately $16.0 million due primarily to an $11.3 million charge related to the issuance of equity-linked units (see Note 6). In addition, other deductions increased due to a $2.5 million contribution by PNMR to the PNM Resources Foundation and a $2.4 million increase in expenses related to emergency assistance services to other utilities (offset by the related revenues in other income above).

Interest Charges

Interest charges increased $42.3 million, or 82.3%, primarily due to $16.8 million of interest charges related to debt from the TNP operations, which PNMR did not have in the prior year, interest and refinancing costs of $10.8 million related to the hybrid income term securities issued in March and October of 2005 and $8.1 million of interest charges related to increased commercial paper borrowings.

Cumulative Effect of a Change in Accounting Principle

Effective January 1, 2005, PNMR adopted FIN 47, and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings $0.9 million, net of the income tax benefit, or $0.01 per diluted common share. The $0.9 million decrease to 2005 earnings is net of amounts expensed in prior years for cost of removal included in depreciation. FIN 47 requires the accrual of costs associated with conditional retirement obligations.

Income Taxes

PNMR’s consolidated income tax expense was $32.9 million for the year ended December 31, 2005 before the cumulative effect of a change in accounting principle, compared to $49.2 million in 2004. The decrease in consolidated income tax expense was due to the impact of lower pre-tax earnings. PNMR’s effective operating income tax rates for the years ended December 31, 2005 and 2004 were 31.45% and 37.45%, respectively. The decrease in the effective operating tax rate, year-over-year, was due to lower pre-tax earnings and changes in permanent tax differences. PNMR’s effective non-operating income tax rates for the years ended December 31, 2005 and 2004 were 32.92% and 33.03%, respectively.

RESULTS OF OPERATION - PNM

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

PNM’s segments are PNM Electric, PNM Gas and PNM Wholesale and are identical to the segments presented above in “Results of Operation” for PNMR.

Cumulative Effect of a Change in Accounting Principle

In 2005, PNM adopted FIN 47 and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings $0.5 million, net of the income tax benefit. The $0.5 million decrease to 2005 earnings is net of amounts expensed in prior years for cost of removal included in depreciation. FIN 47 requires the accrual of costs associated with conditional retirement obligations.

RESULTS OF OPERATION - TNMP

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

TNMP operates in only one reportable segment, “TNMP Electric.” Results for the year ended December 31, 2005 include the effects of purchase accounting on June 6, 2005, which are not included in the year ended December 31, 2004. Amounts for the period June 6 through December 31, 2005 are post-acquisition and amounts for the period January 1 through June 6, 2005 and the year ended December 31, 2004 are pre-acquisition. (See Note 2.)

Operating revenues decreased $2.5 million, or 0.9%, from the prior year. Gross margin for the year ended December 31, 2005 decreased $3.0 million, or 1.8%, compared with the year ended December 31, 2004. The decrease was primarily due to a $10.5 million decrease in revenues due to a rate reduction effective May 1, 2005 that was part of the PUCT’s approval of the TNP acquisition and $0.9 million decrease in margin due to the reduced operations of a major customer. Partially offsetting the decrease in operating revenues were an increase in revenues of $6.1 million due to customer growth and an increase in revenues of $1.8 million resulting from warm weather.

Total non-fuel operating expenses increased $0.3 million, or 0.2%, due primarily to a decrease in non-fuel O&M of $0.6 million offset by an increase of $0.9 million in depreciation and amortization expense.

Administrative and general expenses decreased $2.8 million primarily due to decreased legal, environmental and regulatory expenses of $4.4 million. The decrease in administrative and general expense was partially offset by increased expenses of $1.5 million related to synergy credits passed to customers.

Transmission and distribution O&M increased $2.2 million primarily due to $0.6 million in increased expenses for the preparation and restoration efforts related to hurricane Rita, $0.9 million related to the maintenance of overhead lines in 2005, and increased payroll expenses of $0.6 million.

Depreciation expenses increased as a result of additions to fixed assets.

Cumulative Effect of a Change in Accounting Principle

In 2005, TNMP adopted FIN 47 and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings $0.4 million, net of the income tax benefit. The $0.4 million decrease to 2005 earnings is net of amounts expensed in prior years for cost of removal included in depreciation. FIN 47 requires the accrual of costs associated with conditional retirement obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires Company management to select and apply accounting policies that best provide the framework to report the results of operations and financial position for PNMR, PNM and TNMP. The selection and application of those policies requires management to make difficult subjective or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Company management has identified the following accounting policies that it deems critical to the portrayal of the financial condition and results of operations of PNMR, PNM and TNMP and that involve significant subjectivity. Company management believes that its selection and application of these policies best represent the operating results and financial position of PNMR, PNM and TNMP. The following discussion provides information on the processes utilized by Company management in making judgments and assumptions as they apply to its critical accounting policies.

Revenue Recognition and Unbilled Revenues

Operating revenues are recorded as services are rendered to customers. Revenues subject to refund are recorded with a reserve also established for the potential refund. The Company's subsidiaries record unbilled revenues representing management's assessment of the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Company management estimates unbilled revenues based on sales recorded in the billing system, taking into account weather impacts. The method is consistent with the approach to normalization employed for rate case billing determinants and the load forecast. To the extent the estimated amount differs from the amount subsequently billed, revenues will be affected. Unbilled revenues are separately reported on the Consolidated Balance Sheets of PNMR, PNM and TNMP.

Regulatory Assets and Liabilities

The Company is subject to the provisions of SFAS No. 71, as amended, “Accounting for the Effects of Certain Types of Regulation” (”SFAS 71”). Accordingly, the Company's utility subsidiaries, PNM and TNMP, have recorded assets and liabilities on the Consolidated Balance Sheets resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers. The Company's continued ability to meet the criteria for application of SFAS 71 may be affected in the future by competitive forces and restructuring in the electric industry. In the event that SFAS 71 no longer applied to all, or a separable portion, of the Company's operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.

Until its next rate case, PNM's electric rates are fixed; therefore, the opportunity to recover increased costs and the costs of new investment in facilities through rates is limited through 2007 due to the rate-freeze. As a result, PNM defers certain costs based on its expectation that it will recover these costs in future rate cases. If future recovery of these costs ceases to be probable, PNM would be required to record a charge in current period earnings for the portion of the costs that were not recoverable.

Asset Impairment

Tangible long-lived assets are evaluated in relation to the future undiscounted cash flows to assess recoverability in accordance with SFAS No. 144, when events and circumstances indicate that the assets might be impaired. These potential impairment indicators include Company management's assessment of fluctuating market conditions as a result of industry deregulation; planned and scheduled customer purchase commitments; future market penetration; fluctuating market prices resulting from factors including changing fuel costs and other economic conditions; weather patterns; and other market trends. The amount of impairment recognized is the difference between the fair value of the asset and the carrying value of the asset.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 141, as amended, “Business Combinations” (“SFAS 141”), the Company has revalued the assets and liabilities acquired as part of the acquisition of the Twin Oaks business and TNP at their respective fair values. Under the provisions of SFAS 142, the Company does not amortize goodwill. Certain intangible assets are amortized over their estimated useful lives. Goodwill and unamortized intangible assets are evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Amortized other intangible assets are evaluated for impairment in accordance with SFAS 144 when events and circumstances indicate that the assets might be impaired.

Purchase Accounting

The acquisition of the Twin Oaks business on April 18, 2006 was accounted for using the purchase method of accounting as prescribed in SFAS 141. Accordingly, purchase accounting adjustments have been reflected in the financial statements of PNMR for all periods subsequent to April 18, 2006. The purchase accounting entries are reflected on PNMR's financial statements as of the purchase date.

The acquisition of TNP in 2005 was accounted for using the purchase method of accounting as prescribed in SFAS 141. Accordingly, purchase accounting adjustments have been reflected in the financial statements of TNP for all periods subsequent to June 6, 2005. The purchase accounting entries are reflected on PNMR's financial statements as of the purchase date. PNMR “pushed down” the effects of purchase accounting to the financial statements of TNMP and First Choice. Accordingly, TNMP's post-acquisition financial statements reflect a new basis of accounting. TNP's largest subsidiary, TNMP, is a regulated utility; therefore, in accordance with SFAS 71, the fair value of the majority of the assets and liabilities did not change significantly. The business operations of TNP were not significantly changed as a result of the acquisition, and post-acquisition and pre-acquisition operating results, except as noted in the discussion, are comparable.

Decommissioning Costs

Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Changes in these estimates could significantly impact PNMR's and PNM's financial position, results of operations and cash flows. PNM owns and leases nuclear and fossil-fuel generation facilities that are within and outside of its retail service areas. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists (see Note 15). Adoption of SFAS 143 changed the method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. Nuclear decommissioning costs are based on site-specific estimates of the costs for removing all radioactive and other structures at the site. PVNGS Unit 3 is excluded from PNM's retail rates while PVNGS Units 1 and 2 are included. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts. PNM believes that it will continue to be able to collect in rates for its legal asset retirement obligations for nuclear generation activities included in the ratemaking process.

Financial Instruments

The Company follows the provisions set forth under SFAS 133, as amended. SFAS 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS 133 also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statement of earnings, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings.

Pension and Other Postretirement Benefits

PNMR and its subsidiaries maintain a qualified defined benefit pension, a plan providing medical and dental benefits to eligible retirees, and an executive retirement program (“PNM Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans. TNMP also maintains a qualified defined benefit pension plan covering substantially all of its employees, a plan providing medical and death benefits to eligible retirees and an executive retirement program (“TNMP Plans”). The actuarial estimates of retiree benefits and the associated significant weighted-average assumptions for these plans are discussed in Note 12.

One of the most significant assumptions is the return on assets assumption, which was 9.0% for the PNM and TNMP Plans for the year ending December 31, 2006. This assumption will be 8.75% for both the PNM and TNMP Plans for 2007. In developing the expected long-term rate of return assumption, the Company evaluated input from its actuaries and its investment consultant, including their review of asset class return expectations as well as long-term inflation assumptions. The 9.0% assumption was based on a passive return of 8.0% and a premium for active management of 1.0% reflecting the target asset allocation and current investment array. If all other factors were to remain unchanged, it is expected that a 1% decrease in the expected long-term rate of return would cause PNM's 2007 net pension income to decrease approximately $4.7 million (analogous change would result from a 1% increase). If all other factors were to remain unchanged, it is expected that a 1% decrease in the expected long-term rate of return would cause TNMP's 2007 net pension income to decrease approximately $0.8 million (analogous change would result from a 1% increase).

Under SFAS No. 87,“Employers' Accounting for Pensions” (“SFAS 87”) and SFAS No. 106, as revised by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), the expected long-term rate of return on pension and postretirement plan assets is calculated on the market-related value of assets. SFAS 87 and SFAS 106, as revised, require that actual gains and losses on pension and postretirement plan assets be recognized in the market-related value of assets equally over a period of not more than five years, which reduces year-to-year volatility. For the PNM Plans and TNMP Plans, the market-related value of assets is equal to the prior years' market related value of assets adjusted for contributions, benefit payments and investment gains and losses that lie within a corridor of plus or minus 4.0% around the expected return on market value. Gains and losses that lie outside the corridor are amortized over five years, i.e., if investment return is outside a range of 5.0% to 13.0% (expected long-term rate of return plus or minus 4.0%), this market-related value recognizes the portion of return that is outside the range over a five-year period from the year in which the return occurs. As such, the future value of assets will be impacted as previously deferred returns are recorded.

The discount rate that the Company utilizes for determining future pension and postretirement obligations is based on a review of long-term high-grade bonds and management's expectations. As a result of this review, the Company adjusted the discount rate for the PNM and TNMP Plans to 6.10% at December 31, 2006 from 5.75% at December 31, 2005. Decreasing the discount rate by 0.35% would have increased 2006 pension income for PNM by approximately $0.7 million and would have no impact on TNMP pension expense.  The discount rate assumption will be 6.10% for both the PNM and TNMP plans for 2007.

Based on an expected rate of return of 8.75%, a discount rate of 6.10% and various other assumptions, it is estimated that the PNM pension income for the qualified and non-qualified pension plans will be approximately $3.3 million in 2007 and $2.5 million in 2008. It is estimated that TNMP pension income for the qualified and non-qualified pension plans will be approximately $2.5 million in 2007 and $2.4 million in 2008. Future actual pension income or expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Company's pension plans.

Note 12 contains further details about the effects of certain changes in assumptions related to medical trend rates on retiree health costs. The Company will continue to evaluate its actuarial assumptions at least annually, and will adjust as necessary. Note 12 also discusses the material impact of the accounting changes to the balance sheets as a result of implementing SFAS 158 as of December 31, 2006.

Market Risk

See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” for discussion regarding the Company's accounting policies and sensitivity analysis for the Company's financial instruments and derivative energy and other derivative contracts. See also “Financing Activities” below for additional discussion regarding the Company's accounting policies for forward interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES

PNMR

At December 31, 2006, PNMR had cash and short-term investments of $123.4 million compared to $68.2 million in cash and short-term investments at December 31, 2005.

Cash provided by operating activities for the year ended December 31, 2006 was $244.4 million compared to $210.1 million for the year ended December 31, 2005. PNMR's net earnings excluding non-cash items decreased to $252.7 million for the year ended December 31, 2006 from $260.1 million for the prior year. The decrease in net earnings excluding non-cash items was primarily due to the impacts from PVNGS performance, retail electric rate reductions for PNM and TNMP and increased interest expense. The decrease in net earnings excluding non-cash items was partially offset by twelve months of earnings at First Choice and TNMP, compared to seven months of earnings in 2005 and retail load growth. The decrease in cash from net earnings excluding non-cash items was more than offset by an increase in cash collections of net receivables that were outstanding at the end of 2005. Increased PNM Gas net receivables at the end of 2005 caused by higher gas prices and seasonal gas usage were collected during the first part of 2006, along with increased PNM Wholesale net receivables due to increased market prices and forward sales entered into at the end of 2005 were collected in the first quarter of 2006.

Cash used for investing activities was $799.6 million for the year ended December 31, 2006 compared to $154.3 million for the year ended December 31, 2005. Cash used for investing activities in 2006 was driven primarily by the purchase of the Twin Oaks business for $480.0 million and cash payments of $309.3 million for utility plant additions, including the Luna plant. Cash used for investing activities in 2005 was primarily for cash payments of $211.2 million for utility plant additions, including the Luna plant, which was offset in part by $46.0 million in cash acquired as part of the TNP acquisition.

Cash provided by financing activities was $610.4 million for the year ended December 31, 2006 compared to cash used for financing activities of $4.8 million for the year ended December 31, 2005. The change in cash for financing activities was due to a combination of factors. In 2006, PNMR borrowed $480.0 million in short-term debt and used the proceeds to acquire the Twin Oaks business. Also in 2006, PNMR issued common stock for $226.1 million and used the proceeds to repay a portion of the short-term borrowings for Twin Oaks and borrowed $182.7 million in short-term debt, in part, to fund its construction program. In 2005, PNMR issued equity-linked units for $339.8 million and a portion of the proceeds were used to acquire TNP. Also in 2005, PNMR issued $101.2 million of common stock, redeemed $224.6 million of TNP preferred stock and repaid $399.6 million of long-term debt related to the acquisition of TNP, including the repayment of $289.1 million in TNP senior notes (excluding the final interest payment) and the repayment of $110.5 million under the TNP credit agreement, which did not recur in 2006. In addition, PNMR borrowed $237.5 million in short-term debt in 2005, in part, to fund its construction program.

PNM

At December 31, 2006, PNM had cash and short-term investments of $11.9 million compared to $12.7 million in cash and short-term investments at December 31, 2005.

Cash provided by operating activities for the year ended December 31, 2006 was $97.5 million compared to $171.3 million for the year ended December 31, 2005. PNM's net earnings excluding non-cash items decreased to $166.7 million for the year ended December 31, 2006 from $202.0 million for the prior year. The decrease in net earnings excluding non-cash items was primarily due to the impacts from PVNGS performance and the retail electric rate reduction, which was partially offset by retail load growth. In addition, intercompany cash payments for employee benefit costs and prepayments for services contributed to the decrease in cash provided by operating activities.

Cash used for investing activities was $219.2 million for the year ended December 31, 2006 compared to $150.9 million for the prior year. The increase in cash used for investing activities was due primarily to increased utility plant additions in 2006 compared to 2005.

Cash flows provided by financing activities were $120.8 million for the year ended December 31, 2006 compared to cash used for financing activities of $24.1 million for the prior year. Cash provided by financing activities in 2006 was due primarily to cash received from short-term borrowings of $122.1 million. In 2005, cash received from short-term borrowings of $67.8 million was more than offset by the payment of $91.5 million in dividends in 2005, including $91.0 million in dividends to PNMR.

TNMP

At December 31, 2006, TNMP had cash and short-term investments of $2.5 million compared to $16.2 million in cash and short-term investments at December 31, 2005.

TNMP's cash provided by operating activities for the year ended December 31, 2006 was $33.8 million compared to $67.2 million for the prior year. TNMP's net earnings excluding non-cash items decreased to $39.3 million for the year ended December 31, 2006 from $66.7 million for the prior year. The decrease in cash provided by operating activities and the decrease in net earnings excluding non-cash items was due primarily due to the impacts of rate reductions in both Texas and New Mexico.

Cash used for investing activities, which was primarily for utility plant additions, was $47.6 million for the year ended December 31, 2006, a slight increase from $42.8 million for the prior year.

Cash provided by financing activities for year ended December 31, 2006 was $0.1 million compared to cash used for financing activities of $74.0 million for the prior year. During 2005, TNMP, a wholly owned subsidiary of TNP, paid $62.0 million to redeem a portion of the TNMP common stock held by TNP. TNMP also paid dividends of $12.0 million to TNP in 2005.

Pension and Other Postretirement Benefits

PNMR

The total 2006 contributions to the PNM Plans, in addition to contributions to the TNMP Plans are included in PNMR’s Consolidated Statement of Cash Flows for the year ended December 31, 2006. See the PNM and TNMP contribution discussion below.

PNM

During 2006, PNM did not make any contributions to its qualified pension plan and does not anticipate making any contributions to the qualified pension plan in 2007. PNM made contributions totaling $6.9 million to its postretirement benefit plan for the plan year 2006 and expects to make contributions totaling $6.5 million to its postretirement benefit plan in 2007.

TNMP

During 2006, TNMP did not make any contributions to its qualified pension plan and does not anticipate making any contributions to the qualified pension plan in 2007. TNMP made contributions totaling $0.7 million to its postretirement benefit plan for the plan year 2006 and expects to make contributions totaling $0.6 million to its postretirement benefit plan in 2007.

Capital Requirements

PNMR

Total capital requirements include construction expenditures as well as other major capital requirements and cash dividend requirements for both common and preferred stock. The main focus of the Company’s current construction program is upgrading generation resources, including upgrades relating to pollution control, upgrading and expanding the electric and gas transmission and distribution systems and purchasing nuclear fuel. Projections for total capital requirements for 2007, including TNMP and First Choice, are $424.3 million. After applying capital trust payments expected to be received of $23.3 million, the net capital requirements are $401.0 million. Projections for construction expenditures for 2007 constitute $353.2 million of this total. Total capital requirements for the years 2007-2011, including TNMP and First Choice, are projected to be $2,377.9 million. After applying capital trust payments expected to be received of $146.9 million, the net capital requirements are $2,231.0 million. Construction expenditures are projected to be $1,952.3 million of the total. This projection includes $27.9 million for completion of expansion at Afton. These estimates are under continuing review and subject to on-going adjustment.

The Company continues to look for appropriately priced generation acquisition and expansion opportunities to support retail electric load growth, for the continued expansion of its long-term contract business, and to supplement its natural transmission position in the southwest and west areas of the United States.

During the year ended December 31, 2006, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its capital requirements and construction expenditures, including the acquisition of the Twin Oaks business. It is expected that permanent financing for the $480 million purchase price of Twin Oaks will come from the issuance of debt and equity structured to maintain PNMR’s investment grade rating. As of February 20, 2007, $230.5 million of the term loan due April 17, 2007 had been repaid and $249.5 million remained outstanding. The Company anticipates that internal cash generation and current debt capacity in combination with the Twin Oaks permanent financing will be sufficient to meet all of its capital requirements and construction expenditures for the years 2007 through 2011. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.

PNM

The main focus of PNM’s current construction program is to upgrade generation resources, to upgrade and expand the electric and gas transmission and distribution systems and to purchase nuclear fuel. Projections for total capital requirements for 2007 are $285.6 million. After applying capital trust payments expected to be received of $23.3 million, the net capital requirements are $262.3 million. Projections for construction expenditures for 2007 constitute $285.1 million of this total. Total capital requirements for the years 2007 through 2011 are projected to be $1,642.8 million. After applying capital trust payments expected to be received of $146.9 million, the net capital requirements are $1,495.9 million. Construction expenditures are projected to be $1,640.2 million of this total. These estimates are under continuing review and subject to on-going adjustment. This includes $27.9 million for PNM’s expansion of Afton as discussed above. PNM’s capital requirements include $116.0 million for the SJGS environmental project to install low NOx combustion control and mercury reduction technologies in SJGS Units 1, 2, 3 and 4 as well as equipment to increase SO2 controls. The project is scheduled in four phases and completion is anticipated in March of 2009. Also included in PNM’s capital requirements are $24.0 million for the Rio Puerco second phase loop and $38.0 million to add a 345kv switching station to Rio Puerco. The second phase loop project will install approximately 15 miles of gas pipeline parallel to the Rio Puerco Main Line and the switching station will add transmission capabilities allowing PNM to meet forecasted future load growth. The above projections are also subject to on-going adjustment.

TNMP

The main focus of TNMP’s current construction program is to upgrade and expand its electric transmission and distribution systems. Projections for total capital requirements for 2007 are $46.8 million. Total capital requirements are projected to be $219.0 million for the years 2007 through 2011. These estimates are under continuing review and subject to on-going adjustment.

After receipt of required regulatory approvals, including approval from the FERC, TNMP’s New Mexico and Arizona assets were transferred to PNM effective January 1, 2007. In accordance with conditions imposed by the FERC on debt previously issued by TNMP, the Company committed that an appropriate proportion of debt issued under those FERC conditions would be retired with cash contributed by PNMR and that the retired TNMP debt would be equal to, at a minimum, the ratio of TNMP New Mexico and Arizona property additions to Texas property additions funded by such debt. The Company also committed that TNMP debt would be retired to the extent necessary or advisable to maintain a TNMP equity to debt capitalization ratio in excess of 30%, to maintain any required interest coverage ratios, and to maintain TNMP’s credit rating. No TNMP debt has yet been retired as a result of the asset transfer.

PNMR

Liquidity

As of February 20, 2007, PNMR had $615.0 million of liquidity arrangements. The liquidity arrangements consist of $600.0 million from an unsecured revolving credit facility, referred to as the PNMR Facility for purposes of this discussion, and $15.0 million in local lines of credit. As of February 20, 2007, there were no amounts borrowed under the PNMR Facility and there were no amounts borrowed under the local lines of credit.

At February 20, 2007, First Choice had up to $300.0 million of borrowing capacity under the PNMR Facility. Any borrowings made by First Choice under this sublimit are guaranteed by PNMR. At February 20, 2007, First Choice had no borrowings outstanding under the PNMR Facility; however, First Choice had $2.7 million of letters of credit outstanding, which reduces the available capacity under the PNMR Facility. TNMP is also a borrower under the PNMR Facility, see “TNMP” detail below.

In addition, in February 2006, the Board approved intercompany borrowing arrangements between PNMR and its subsidiaries that would authorize each subsidiary to borrow up to $50.0 million from PNMR.

PNMR has established a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNMR Facility serves as a backstop for the outstanding commercial paper. As of February 20, 2007, there were $270.7 million of borrowings outstanding under this program. PNMR's agreements with its commercial paper dealers require prompt notice to the dealers of any change in PNMR’s financial condition that would be material to holders or potential holders of the commercial paper, including any downgrading or notice of potential downgrading in rating.

Security Ratings

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

Moody’s considered PNMR's credit outlook stable as of the date of this report. In January 2006, S&P revised its outlook for PNMR to negative from stable. The Company is committed to maintaining or improving its investment grade ratings. S&P and Moody’s rated PNMR’s senior unsecured notes issued in March 2005 (see “Financing Activities” below) as BBB- and Baa3, respectively. PNMR's commercial paper program discussed above has been rated P-3 by Moody's, but was lowered to A-3 from A-2 by S&P in January 2006.

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

PNM

Liquidity

As of February 20, 2007, PNM had $413.5 million of liquidity arrangements. The liquidity arrangements consist of $400.0 million from an unsecured revolving credit facility, referred to as the PNM Facility for purposes of this discussion and $13.5 million in local lines of credit. As of February 20, 2007, there were no amounts borrowed against the local lines of credit or the PNM Facility; however, $3.1 million of letters of credit were outstanding, which reduces the available capacity under the PNM Facility.

At February 20, 2007, PNM also had a $20.0 million borrowing arrangement with PNMR, which is not included in the $413.5 million of liquidity arrangements discussed above. As of February 20, 2007 there were no amounts outstanding under this arrangement.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNM Facility serves as a backstop for PNM's outstanding commercial paper. As of February 20, 2007, PNM had $226.3 million in commercial paper outstanding under this program. PNM's agreements with its commercial paper dealers require prompt notice to the dealers of any change in PNM’s financial condition that would be material to holders or potential holders of the commercial paper, including any downgrading or notice of potential downgrading in rating.

Security Ratings

PNMR’s ability to access the capital markets at a reasonable cost to meet its capital needs is dependent upon several factors, including (1) its ability to earn a fair return on equity, (2) its results of operations, (3) its credit ratings, (4) receipt of regulatory approvals for its transaction in the capital markets, and (5) conditions in the financial markets. Financing flexibility is enhanced by providing a high percentage of total capital requirements from internal sources and having the ability, if necessary, to issue long-term securities and to obtain short-term credit.

Moody’s considered PNM's credit outlook stable as of the date of this report. In January 2006, S&P revised its outlook for PNM to negative from stable. PNM is committed to maintaining or improving its investment grade ratings. As of December 31, 2006, S&P rated PNM’s business position as six, its senior unsecured notes as BBB with a stable outlook and its preferred stock as BB+. As of December 31, 2006, Moody’s rated PNM’s senior unsecured notes as Baa2 and its preferred stock as Ba1. PNM's commercial paper program is rated P-2 by Moody's, but was lowered to A-3 from A-2 by S&P in January 2006.

PNM Electric Rate Case

Customer rates for retail electric service are set by the NMPRC based on the provisions of the Global Electric Agreement. In 2003, the NMPRC approved the Global Electric Agreement that set a rate path through 2007. PNM agreed to decrease retail electric rates by 6.5% in two phases over three years. The first phase of the rate reductions became effective in September 2003 and the second phase became effective September 1, 2005 (See Note 17).

In February 2007, PNM filed a general rate case requesting the NMPRC to approve an increase in general rates, the first such request in over 20 years. The proposed increase would go into effect January 1, 2008, at the expiration of the current four-year rate path, and would impact 436,000 New Mexico customers. If electric rates were approved as proposed, electric revenues would increase $68.9 million annually. PNM residential electric rates would increase approximately 13.7 percent, while most business customers would see rate increases of approximately 10.3 percent.

PNM’s electric rate filing also requests NMPRC approval for:
•	a fuel and purchased power cost adjustment clause;
•	a mechanism that would allow the timely recovery of costs incurred for environmental capital improvements through a bill surcharge;
•	the introduction of summer and consumption-based rates designed to encourage energy efficiency and better reflect the seasonal nature of PNM’s cost to provide power; and
•	a return on equity of 10.75 percent.

As proposed, the environmental improvement rate rider would undergo periodic regulatory review and approval to ensure recovery of only the actual amount of environmental improvement costs. It also would apply only to the additional environmental costs incurred between rate cases.

TNMP

TNMP is a borrower and can issue notes of up to $100.0 million under the PNMR Facility. Any borrowings made by TNMP under this sublimit are not guaranteed by PNMR. At February 20, 2007, TNMP had no outstanding borrowings under the PNMR Facility, but did have $2.0 million letters of credit outstanding, which reduces available capacity under the PNMR Facility.

In September 2005, as part of the TNP acquisition financing, TNMP redeemed and cancelled 1,090 shares of its privately held stock held by TNP at the book value of $56,888.91 per share, for a total of $62.0 million. TNP subsequently paid a cash dividend of $62.0 million to PNMR.

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

Moody’s considered TNMP's credit outlook stable as of the date of this report. In January 2006, S&P revised its outlook for TNMP to negative from stable. The Company is committed to maintaining or improving its investment grade ratings. As of December 31, 2006, S&P rated TNMP’s senior unsecured notes at BBB. As of December 31, 2006, Moody’s rated TNMP’s senior unsecured notes at Baa3.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line and the entire output of Delta, a gas-fired generating plant. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers.

The total capitalization for these obligations was $165.1 million as of December 31, 2006 and $170.9 million as of December 31, 2005.

Commitments and Contractual Obligations

Tabular information for PNMR, PNM and TNMP is presented below. See also Note 7 for further details about the Company’s significant leases, including those for PNM and TNMP.

PNMR

The following table sets forth PNMR’s long-term contractual obligations as of December 31, 2006:

	Payments Due
		Less than			After
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
	(In thousands)

Long-Term Debt (a)	$1,760,593	$-	$727,473	$347,250	$685,870
Interest on Long-Term Debt (b)	827,898	102,750	164,191	94,330	466,627
Equity-Linked Units Forward
Contracts	10,055	6,095	3,960	-	-
Interest on Forward Contracts	294	251	43	-	-
Capital Leases	9,339	3,298	4,021	1,749	271
Operating Leases	329,167	30,788	59,686	53,829	184,864
Purchased Power Agreements	257,646	90,785	60,217	19,944	86,700
Coal Contracts (c)	1,229,393	70,562	144,627	149,359	864,845
Other Purchase Obligations (d)	1,959,900	360,800	707,200	891,900	-

Total	$6,384,285	$665,329	$1,871,418	$1,558,361	$2,289,177

(a)	Represents total long-term debt excluding unamortized discount of $0.7 million.
(b)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on interest rates as of December 31, 2006.
(c)	Represents only certain minimum payments that may be required under the coal contracts if no deliveries are made.
(d)	Represents commitments for capital expenditures, pension and postretirement benefit obligations and other obligations.

PNM

The following table sets forth PNM’s long-term contractual obligations as of December 31, 2006:

	Payments Due
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(In thousands)

Long-Term Debt (a)	$985,870	$-	$300,000	$-	$685,870
Interest on Long-Term Debt (b)	695,569	53,708	94,217	81,017	466,627
Operating Leases	307,145	27,075	53,395	49,200	177,475
Capital Leases	2,306	710	1,180	361	55
Purchased Power Agreements	151,623	12,582	29,752	22,589	86,700
Coal Contracts (c)	699,974	50,762	106,127	112,159	430,926
Other Purchase Obligations (d)	1,646,900	291,800	577,000	778,100	-

Total	$4,489,387	$436,637	$1,161,671	$1,043,426	$1,847,653

(a)	Represents total long-term debt excluding unamortized premium of $0.3 million.
(b)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on interest rates as of December 31, 2006.
(c)	Represents only certain minimum payments that may be required under the coal contracts if no deliveries are made.
(d)	Represents commitments for capital expenditures, pension and postretirement benefit obligations and other obligations.

TNMP

The following table sets forth TNMP’s long-term contractual obligations as of December 31, 2006:

	Payments Due
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(In thousands)

Long-Term Debt (a)	$416,626	$-	$416,626	$-	$-
Interest on Long-Term Debt (b)	49,072	25,728	23,344	-	-
Operating Leases	757	374	366	2	15
Capital Leases	6,909	2,523	2,782	1,388	216
Other Purchase Obligations (c)	219,700	47,500	92,200	80,000	-

Total	$693,064	$76,125	$535,318	$81,390	$231
(a)	Represents total long-term debt excluding unamortized discount of $0.5 million.
(b)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on interest rates as of December 31, 2006.
(c)	Represents commitments for capital expenditures, pension and postretirement benefit obligations and other obligations.

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

PNMR’s term loan agreement for financing the acquisition of Twin Oaks in April 2006 (see Note 2) includes customary covenants that are substantially the same as those covenants included in the PNMR Facility, including requirements that PNMR maintain a debt-to-capital ratio, inclusive of certain off-balance sheet debt and adjusted for other factors, of less than 65%. The term loan agreement includes customary events of default, including a cross default provision and a change in control provision. If an event of default occurs, the administrative agent may, or upon the request and direction of lenders holding more than 50% of the outstanding term loan shall, declare the unpaid principal and interest on the term loan to be due and payable. Such acceleration will occur automatically in the event of an insolvency or bankruptcy default.

Twin Oaks has a fuel supply agreement to supply its lignite coal needs. This coal contract has certain purchase obligations even if no deliveries are made. As of November 1, 2006, Twin Oaks has met its minimum purchase obligations for 2006. Based on forecasted future prices, for the years 2007 through 2008, Twin Oaks must make minimum payments of $39.2 million. For the years 2009 through 2010, Twin Oaks must make payments of $37.9 million. For years thereafter, Twin Oaks has minimum payment requirements of $452.3 million. PNMR issued a parental guarantee on behalf of Twin Oaks’ owner, Altura, guaranteeing Altura’s performance under this fuel supply agreement.

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

Financing Activities

PNMR

Twin Oaks Financing

On April 18, 2006, PNMR entered into a short-term loan agreement for temporary financing of the Twin Oaks acquisition (see Note 2). Under the term loan agreement, PNMR was permitted to borrow up to $480.0 million in a single draw on or after April 18, 2006, to finance the acquisition of Twin Oaks and related expenses. Term loans made under this agreement bear interest at a base rate (the greater of the prime rate in effect and the Federal Funds rate plus ½ of 1%) or an adjusted Eurodollar rate (equal to the British Bankers Association LIBOR rate plus an additional percentage based on PNMR’s then current long-term senior unsecured non-credit enhanced debt rating). On April 18, 2006, PNMR borrowed $480.0 million under the term loan agreement. PNMR must repay the loan by April 17, 2007, unless accelerated in accordance with the terms of the agreement or prepaid in whole or in part upon the issuance of certain additional equity or debt. As of February 20, 2007, $230.5 million of the term loan had been repaid and $249.5 million remained outstanding. It is anticipated that this remaining principal amount will be repaid through the issuance of additional debt and equity structured to maintain PNMR’s investment grade rating.

Shelf Registration Statement

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of December 31, 2006, PNMR had approximately $400.0 million of remaining unissued securities under this registration statement.

Interest Rate Swaps

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million. Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008. The initial floating rate was 1.91% and will be reset every six months. The floating rate was reset on September 15, 2006, to 6.01%. The swap is accounted for as a fair-value hedge with a negative fair-market value (liability position) of approximately $4.2 million as of December 31, 2006.

Forward Starting Swaps

During October 2004, PNMR entered into two forward starting floating-to-fixed rate interest rate swaps with an aggregate notional principal amount of $100.0 million. These swaps became effective August 1, 2005 and terminate November 15, 2009. Under these swaps, PNMR receives a floating rate equal to three month LIBOR on the notional principal amount and pays a fixed interest rate of 3.975% on the notional principal amount on a quarterly basis. The initial floating rate was set on August 1, 2005, at 3.693%, to be reset every three months.

From November 2004 through June 30, 2005, the swaps were accounted for as a cash flow hedge against borrowings under a five-year $400.0 million PNMR revolving credit agreement dated November 15, 2004. The PNMR Facility replaced the November 2004 credit agreement in August 2005. Effective June 30, 2005, the swaps were de-designated as cash flow hedges due to a change in the underlying borrowings being hedged from the November 2004 credit agreement at the inception of the hedge to commercial paper. The mark-to-market change in the fair value of these swaps was subsequently recognized on PNMR’s Consolidated Statement of Earnings. At December 31, 2006, the increase in fair value related to these swaps was $2.8 million. Of this increase, $0.4 million was recorded in accumulated other comprehensive income on PNMR’s Consolidated Balance Sheet and $2.4 million was recognized in other income on PNMR’s Consolidated Statement of Earnings for the year ended December 31, 2005. These two interest rate swaps were sold on May 19, 2006. The current amount recorded in other comprehensive income will be recognized in income over a 3 year period ending in November 2009.

Sale of PNMR Common Stock

Pursuant to the terms of the PNM Direct Plan, PNMR began offering new shares of PNMR common stock through the plan beginning in June 2006. PNMR may also waive the maximum investment limit upon request in individual cases pursuant to the terms of the plan. In August 2006, PNMR entered into an equity distribution agreement to offer and sell up to 8 million shares of PNMR common stock from time to time. The agreement provides that PNMR will not sell more shares than needed for the aggregate gross proceeds from such sales to reach $200.0 million. For the year ended December 31, 2006. PNMR had sold a combined total of 2.0 million shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $55.3 million, at a weighted average price of $27.63.

In December 2006, PNMR issued 5,750,000 shares of its common stock in a public offering at $30.79 per share. PNMR received net proceeds from this offering, after deducting underwriting discounts and commissions and estimated expenses, of approximately $170.8 million. PNMR used the net proceeds from these stock sales to prepay debt associated with the acquisition of Twin Oaks.

TNP Acquisition

In conjunction with the acquisition of TNP, on June 6, 2005, PNMR made an equity investment of approximately $110.5 million in TNP, which TNP used to repay in full amounts owing under TNP’s credit agreement. In addition, pursuant to PNMR’s acquisition of TNP, PNMR agreed to provide funds to TNP to enable TNP to redeem (a) TNP's 14.5% Senior Redeemable Preferred Stock, Series C, (b) TNP's 14.5% Senior Redeemable Preferred Stock, Series D (collectively, “Preferred Stock”), and (c) TNP’s 10.25% Senior Subordinated Notes due 2010, Series B (“Senior Notes”). On July 6, 2005, TNP redeemed the Preferred Stock by tendering $224.6 million to the holders of the Preferred Stock and redeemed the Senior Notes by tendering $296.5 million to holders of the Senior Notes (tendered amounts include interest, as applicable). In order to fund a portion of the cost of redemption of TNP’s Preferred Stock and Senior Notes, PNMR issued $370.0 million of commercial paper short-term notes under the PNMR commercial paper program. The balance of the funds necessary for the redemption came from other cash available to PNMR and the total redemption amount was an equity investment by PNMR in TNP.

In October 2005, PNMR completed a private offering of 4,000,000 equity-linked units at 6.625%. PNMR received $100.0 million in proceeds from this transaction and there were no underwriting discounts or commissions. PNMR used the proceeds to repay short-term borrowings, a portion of which was incurred to finance the acquisition of TNP. See Note 6 for further details about this transaction.

In March 2005, PNMR issued 3,910,000 shares of its common stock at $26.76 per share. PNMR received net proceeds from this offering, after deducting underwriting discounts and commissions and estimated expenses, of approximately $101.0 million. In addition, in March 2005, PNMR also completed a public offering of 4,945,000 equity-linked units at 6.75% yielding net proceeds after fees of $239.6 million. See Note 6 for further details about this transaction and certain restrictions applicable to PNMR under these securities.

PNM

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of December 31, 2006, PNM had approximately $200.0 million of remaining unissued securities registered under its shelf registration statement. The amount of senior unsecured notes that may be issued is not limited by the senior unsecured notes indenture. However, debt-to-capital requirements in certain of PNM’s financial instruments and regulatory agreements could ultimately limit the amount of additional debt PNM could issue.

TNMP

Depending on TNMP’s future business strategy, capital needs and market conditions, TNMP could enter into additional long-term financings for the purpose of strengthening TNMP’s balance sheet, funding growth and reducing its cost of capital. TNMP continues to evaluate its investment and debt retirement options to optimize its financing strategy and earnings potential. The amount of senior unsecured notes that may be issued is not limited by the senior unsecured notes indenture. However, debt-to-capital requirements in certain of TNMP’s financial instruments and regulatory agreements would ultimately limit the amount of additional debt TNMP would issue. See “Capital Requirements, TNMP” above for additional information related to TNMP’s commitment to maintain certain capitalization ratios.

Dividends

The declaration of common dividends by PNMR is dependent upon a number of factors including the ability of PNMR’s subsidiaries to pay dividends. PNMR’s primary sources of dividends are its operating subsidiaries.

PNM paid cash dividends of $0.0 million, $91.0 million and $23.0 million to PNMR for the years ended December 31, 2006, 2005 and 2004, respectively. TNMP paid no cash dividends to PNMR in 2006. In 2005, TNMP paid cash dividends of $12.0 million to its parent company. Altura paid $5.0 million in cash dividends to PNMR in 2006.

A NMPRC order imposes the following conditions regarding dividends paid by PNM and TNMP: PNM or TNMP cannot pay dividends which cause its debt rating to fall below investment grade; and neither PNM nor TNMP can pay dividends in any year, as determined on a rolling four quarter basis, in excess of net earnings without prior NMPRC approval. The Global Electric Agreement (see Note 17) modified the PNM dividend restriction to allow PNM to pay dividends from earnings as well as equity contributions made by PNMR. Additionally, PNM has various financial covenants that limit the transfer of assets, through dividends or other means.

In addition, the ability of PNMR to declare dividends is dependent upon the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance, the NMPRC’s and PUCT’s decisions in various regulatory cases currently pending and which may be docketed in the future, the effect of federal regulatory decisions, Congressional and legislative acts, and economic conditions in the United States. Conditions imposed by the NMPRC or PUCT, future growth plans and the related capital requirements and business considerations may also affect PNMR’s ability to pay dividends.

In July 2005, the Board of PNMR approved an 8.0% increase in the common stock dividend for an indicated annual dividend of $0.80 per share. In February 2006, the Board of PNMR approved a 10.0% increase in the common stock dividend for an indicated annual dividend of $0.88 per share. PNMR targets a payout ratio of 50% to 60% of consolidated earnings. On February 13, 2007, the Board of PNMR approved a common stock dividend of $0.23 per share for an indicated annual dividend of $0.92 per share.

PNMR

PNMR’s capitalization ratios, including current maturities of long-term debt, at December 31, 2006 and December 31, 2005, are shown below:

	December 31,	December 31,
	2006	2005

Common Equity	49.0%	42.5%
Preferred Stock of Subsidiary	0.3%	0.4%
Long-term Debt	50.7%	57.1%
Total Capitalization	100.0%	100.0%

Total capitalization does not include as debt the present value of PNM’s operating lease obligations for PVNGS Units 1 and 2, EIP and the Delta operating lease, which was approximately $165.1 million as of December 31, 2006 and $170.9 million as of December 31, 2005.

The change in PNMR’s capitalization ratios is due primarily to the issuance of 7.9 million shares of common stock during 2006.

PNM

PNM’s capitalization ratios, including current maturities of long-term debt, at December 31, 2006 and December 31, 2005, are shown below:

	December 31,	December 31,
	2006	2005

Common Equity	54.4%	50.5%
Preferred Stock	0.5%	0.6%
Long-term Debt	45.1%	48.9%
Total Capitalization	100.0%	100.0%

TNMP

TNMP’s capitalization ratios, including current maturities of long-term debt, at December 31, 2006 and December 31, 2005, are shown below:

	December 31,	December 31,
	2006	2005

Common Equity	55.0%	54.6%
Long-term Debt	45.0%	45.4%
Total Capitalization	100.0%	100.0%

COMPETITION

Under current law, TNMP is not in any direct retail competition with any other regulated electric and gas utility, except for sales of natural gas. Nevertheless, the Company is subject to varying degrees of competition in certain territories adjacent to or within the areas it serves with other utilities in its region as well as with rural electric cooperatives and municipal utilities. Wholesale is involved in the generation and sale of electricity into the wholesale market. It is subject to competition from regional utilities with similar opportunities to generate and sell energy at market-based prices and larger trading entities that do not own or operate generating assets. The Company believes that it is well positioned to compete in this market due to its long history in the marketplace, its niche product offerings, and stringent risk management practices. The Texas electricity market has been open to retail competition since 2002. The Company is exposed to competition in the unregulated Texas retail electricity market through First Choice, which serves customers at competitive rates. In order to compete effectively in the Texas retail electricity market, First Choice must be able to attract and retain customers on the basis of cost and service, while managing the cost of its energy supply.

Since 2002, electric consumers in Texas have been encouraged to switch from their traditional retail energy provider, such as TNMP, to a competitive retail energy provider, such as First Choice. Currently under TECA, consumers whose chosen retail energy provider has exited the Texas market are provided electric service by a “provider of last resort.” Rates of the provider of last resort are regulated by the PUCT and are fixed for the two-year period that each provider of last resort serves. The current contracts for default service offered by providers of last resort under TECA expired on December 31, 2006. On January 1, 2007 new providers of last resort were identified and those providers as well as the rates offered will be effective until December 31, 2008. Also on December 31, 2006, the price-to-beat rate mechanism ceased to exist and First Choice and other retail energy providers subject to providing price-to-beat rates will only market retail electricity at competitive rates. There is currently an open rulemaking at the PUCT evaluating the potential need for a replacement rate for the price-to-beat rate mechanism. Other services being evaluated in this rulemaking are provider of last resort functions and pricing and the possible creation of a default provider. The Company cannot currently predict what, if any, changes will occur to either mechanism and what, if any, impact such changes may have on its results of operations and financial position.

Other Matters

See Notes 16, 17 and 18 for a discussion of commitments and contingencies, rate and regulatory matters and environmental issues facing the Company.

NEW ACCOUNTING STANDARDS

See Note 21 for a discussion of FIN 48, “Accounting for Uncertainty in Income Taxes,” which was issued by the FASB in July 2006, SFAS 157, “Fair Value Measurements,” issued by the FASB in September 2006 and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” issued by the FASB in February 2007. The Company is currently evaluating the impact of these accounting pronouncements, if any, on its financial statements.

The Company has evaluated SFAS 155, “Accounting for Certain Hybrid Instruments,” issued by the FASB in February 2006 and SAB 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” issued by the SEC staff in September 2006, and determined these two new pronouncements do not have a material impact on the Company’s financial statements. See Note 13 and Note 12, respectively, for a discussion on the impact to the financial statements for SFAS 123R and SFAS 158.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s and TNMP’s business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•	The risk that EnergyCo is unable to identify and implement profitable acquisitions,
•	The potential unavailability of cash from PNMR’s subsidiaries due to regulatory, statutory and contractual restrictions,
•	The outcome of any appeals of the PUCT order in the stranded cost true-up proceeding,
•	The ability of First Choice to attract and retain customers,
•	Changes in ERCOT protocols,
•	Changes in the cost of power acquired by First Choice,
•	Collections experience,
•	Insurance coverage available for claims made in litigation,
•	Fluctuations in interest rates,
•	Conditions in the financial markets affecting PNMR’s permanent financing for the Twin Oaks power plant acquisition,
•	Weather,
•	Water supply,
•	Changes in fuel costs,
•	Availability of fuel supplies,
•	The effectiveness of risk management and commodity risk transactions,
•	Seasonality and other changes in supply and demand in the market for electric power,
•	Variability of wholesale power prices and natural gas prices,
•	Volatility and liquidity in the wholesale power markets and the natural gas markets,
•	Changes in the competitive environment in the electric and natural gas industries,
•	The performance of generating units, including PVNGS, and transmission systems,
•	The market for electrical generating equipment,
•	The ability to secure long-term power sales,

•
The risk that the Company and its subsidiaries may have to commit to substantial capital investments and additional operating costs to comply with new environmental control requirements including possible future requirements to address concerns about global climate change,

•
The risks associated with completion of generation, including pollution control equipment at SJGS and the expansion of the Afton Generating Station, transmission, distribution and other projects, including construction delays and unanticipated cost overruns,

•	State and federal regulatory and legislative decisions and actions,
•	The outcome of legal proceedings,
•	Changes in applicable accounting principles, and
•	The performance of state, regional and national economies.

See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” for information about the risks associated with the use of derivative financial instruments.

SECURITIES ACT DISCLAIMER

Certain securities, including commercial paper described in this report, have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. This Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy any securities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company uses derivative financial instruments to manage risk as it relates to changes in natural gas and electric prices, changes in interest rates and, historically, adverse market changes for investments held by the Company’s various trusts. The Company also uses certain derivative instruments for wholesale power marketing and natural gas transactions in order to take advantage of favorable price movements and market timing activities in these power markets.

PNMR controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the PNMR Board. The Board’s Finance Committee sets the risk limit parameters. The RMC, comprised of corporate and business segment officers and other managers, oversees all of the activities, which include commodity price, credit, equity, interest rate and business risks. The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies. PNMR has a risk control organization, headed by a Director of Internal Audit and the Director of Financial Risk Management, which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.

The RMC’s responsibilities specifically include: establishment of a general policy regarding risk exposure levels and activities in each of the business segments; authority to approve the types of instruments traded; authority to establish a general policy regarding counterparty exposure and limits; authorization and delegation of transaction limits; review and approval of controls and procedures; review and approval of models and assumptions used to calculate mark-to-market and risk exposure; authority to approve and open brokerage and counterparty accounts; review of hedging and risk activities; and quarterly reporting to the Finance Committee and the PNMR Board on these activities.

The RMC also proposes risk limits, such as VaR and EaR, to the Finance Committee. The Finance Committee ultimately sets the Company's risk limits.

It is the responsibility of each business segment to create its own control procedures and policies within the parameters established by the Finance Committee. The RMC reviews and approves these policies, which are created with the assistance of the Corporate Controller, Director of Internal Audit and the Director of Financial Risk Management. Each business segment’s policies address the following controls: authorized risk exposure limits; authorized instruments and markets; authorized personnel; policies on segregation of duties; policies on mark-to-market accounting; responsibilities for deal capture; confirmation procedures; responsibilities for reporting results; statement on the role of derivative transactions; and limits on individual transaction size (nominal value).

To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results or financial position.

Commodity Risk

Marketing and procurement of energy often involve market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis. These risks fall into three different categories: price and volume volatility, credit risk of counterparties and adequacy of the control environment. The Company’s operations subject to market risk routinely enter into various derivative instruments such as forward contracts, option agreements and price basis swap agreements to hedge price and volume risk on their purchase and sale commitments, fuel requirements and to enhance returns and minimize the risk of market fluctuations.

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

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas. TECA contains no provisions for the specific recovery of fuel and purchased power costs. First Choice operates within a competitive marketplace. The rates charged to new customers acquired by First Choice outside of TNMP’s service territory are not regulated by the PUCT, but are negotiated with each customer. As a result, changes in fuel and purchased power costs will affect First Choice’s operating results. First Choice is exposed to market risk to the extent that its retail rates or cost of supply fluctuates with market prices. Additionally, fluctuations in First Choice retail load requirements greater than anticipated may subject First Choice to market risk. First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply. In addition, First Choice utilizes discrete market-based transactions to take advantage of opportunities that present themselves in the ordinary course of business. These positions are subject to market risk that is not mitigated by First Choice's retail operations.

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

PNMR

The acquisition of TNP occurred on June 6, 2005; therefore First Choice activity is included in the PNMR activity from June 6, 2005.

The following table shows the net fair value of mark-to-market energy contracts for First Choice and PNM Wholesale included in PNMR’s Consolidated Balance Sheet:

	December 31,	December 31,
	2006	2005
	(In thousands)
Mark-to-Market Energy Contracts:
Current asset	$43,680	$21,857
Long-term asset	10,982	21,292
Total mark-to-market assets	54,662	43,149
Current liability	(42,020)	(17,718)
Long-term liability	(9,176)	(20,903)
Total mark-to-market liabilities	(51,196)	(38,621)

Net fair value of mark-to-market energy contracts	$3,466	$4,528

The mark-to-market energy transactions represent net assets at December 31, 2006 and December 31, 2005 after netting all applicable open purchase and sale contracts.

The market prices used to value PNMR mark-to-market energy transactions are based on index prices and broker quotations.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark-to-market energy transactions for the operations of First Choice and PNM Wholesale:

	Year Ended
	December 31,
	2006	2005
	(In thousands)
Sources of Fair Value Gain/(Loss):
Fair value at beginning of year	$4,528	$2,073

Amount realized on contracts delivered
during period	(6,722)	(3,673)

Changes in fair value	5,660	6,128

Net fair value at end of period	$3,466	$4,528

Net change recorded as mark-to-market	$(1,062)	$2,455

The net change in fair value on PNMR’s commodity derivative instruments designated as hedging instruments is summarized as follows:

	Year Ended
	December 31,
	2006	2005
Type of Derivative	Hedge Instruments
	(In thousands)
Change in fair value of energy contracts	$27,932	$18,015
Change in fair value of gas fixed for float swaps	(22,857)	797
Change in the fair value of options	988	(1,097)
Net change in fair value	$6,063	$17,715

The following table provides the maturity of the net assets/(liabilities) of PNMR, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash. The following values were determined using broker quotes:

Fair Value at December 31, 2006

Maturities
Less than
1 Year	1-3 Years	4+ Years	Total
	(In thousands)
$1,660	$1,530	$276	$3,466

As of December 31, 2006, a decrease in market pricing of PNM’s mark-to-market energy transactions by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of these transactions by 10% would have resulted in an increase in net earnings of less than 1%.

Management evaluates the availability of market data for the Company's commodity derivative instruments. As of December 31, 2006, Risk Management has established that valid market pricing exists for gas swap commodities for up to 5 years; as of December 31, 2005, valid market price for gas swap commodities was available for up to 18-months.  The change in liquidity periods is a Change in Accounting Estimate under SFAS No. 154, Accounting Changes and Error Corrections. The effect on income from continuing operations and net income was an increase of $2.5 million. Fluctuating commodity prices on open positions prevent the Company from predicting with certainty the future impact of the change in estimate.

PNM

The following table shows the net fair value of mark-to-market energy contracts for PNM Wholesale included in the Consolidated Balance Sheet:

	December 31,	December 31,
	2006	2005
	(In thousands)
Mark-to-Market Energy Contracts:
Current asset	$21,310	$10,309
Long-term asset	10,592	21,292
Total mark-to-market assets	31,902	31,601
Current liability	(20,623)	(8,440)
Long-term liability	(8,694)	(20,903)
Total mark-to-market liabilities	(29,317)	(29,343)

Net fair value of mark-to-market energy contracts	$2,585	$2,258

The mark-to-market energy transactions represent net assets at December 31, 2006 and December 31, 2005 after netting all applicable open purchase and sale contracts.

The market prices used to value PNM Wholesale’s mark-to-market energy transactions are based on index prices and broker quotations.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark to market energy transactions for the operations of PNM Wholesale:

	Year Ended
	December 31,
	2006	2005
	(In thousands)
Sources of Fair Value Gain/(Loss):
Fair value at beginning of year	$2,258	$2,073
Amount realized on contracts delivered
during period	(144)	(2,319)
Changes in fair value	471	2,504
Net fair value at end of period	$2,585	$2,258
Net change recorded as mark-to-market	$327	$185

The net change in fair value on PNM’s commodity derivative instruments designated as hedging instruments are summarized as follows:

	Year Ended
	December 31,
	2006	2005
Type of Derivative	Hedge Instruments
	(In thousands)
Change in fair value of energy contracts	$(5,210)	$18,015
Change in fair value of gas fixed for float swaps	(22,810)	1,684
Net change in fair value	$(28,020)	$19,699

The following table provides the maturity of the net assets/(liabilities) of PNM Wholesale, giving an indication of when these mark-to-market amounts will settle and generate/(use) cash. The following values were determined using broker quotes:

Fair Value at December 31, 2006

Maturities
Less than
1 Year	1-3 Years	4+ Years	Total
	(In thousands)

$687	$1,622	$276	$2,585

As of December 31, 2006, a decrease in market pricing of PNM Wholesale’s mark-to-market energy transactions by 10% would have resulted in a decrease in net earnings of less than 1%. Conversely, an increase in market pricing of these transactions by 10% would have resulted in an increase in net earnings of less than 1%.

PNM Wholesale

PNM’s Wholesale Operations measure the market risk of its long-term contracts and wholesale activities using a VaR calculation to maintain the Company’s total exposure within management-prescribed limits. The Company’s VaR calculation reports the possible market loss for the respective transactions. This calculation is based on the transaction’s fair market value on the reporting date. Accordingly, the VaR calculation is not a measure of the potential accounting mark-to-market loss. The Company utilizes the Monte Carlo simulation model of VaR. The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values. VaR models are relatively sophisticated. The quantitative risk information, however, is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The VaR methodology employs the following critical parameters: volatility estimates, market values of open positions, appropriate market-oriented holding periods and seasonally adjusted correlation estimates. The Company’s VaR calculation considers the Company’s forward position for the next eighteen months. The Company uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. The two-tailed confidence level established is 99%. For example, if VaR is calculated at $10.0 million, it is estimated at a 99% confidence level that if prices move against PNM’s positions, the Company’s pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

For PNM's wholesale operations, the Company measures VaR for all transactions that are not directly asset related and have economic risk. The VaR limit established for these transactions is $5.0 million. For the year ended December 31, 2006, the average VaR amount for these transactions was $1.3 million, with high and low VaR amounts for the period of $3.7 million and $0.4 million, respectively. The VaR amount for these transactions at December 31, 2006 was $0.8 million. For the year ended December 31, 2005, the average VaR amount for these transactions was $1.7 million, with high and low VaR amounts for the period of $7.8 million and zero, respectively. The total VaR amount for these transactions at December 31, 2005 was $3.5 million.

First Choice

First Choice measures the market risk of its activities using an EaR calculation to maintain the Company’s total exposure within management-prescribed limits. Because of its obligation to serve customers, First Choice must take its obligations to settlement. Accordingly, a measure that evaluates the settlement of First Choice’s positions against earnings provides management with a useful tool to manage its portfolio. First Choice’s EaR calculation reports the possible losses against forecasted earnings for its retail load and supply portfolio. This calculation is based on First Choice’s forecasted earnings on the reporting date. The Company utilizes a Delta/Gamma approximation model of EaR. The Delta/Gamma model calculates a price change within a given time frame, correlation and volatility parameters for each price curve utilized in valuing the mark-to-market of each position to develop a change in value for any position. This process is repeated multiple times to calculate a standard deviation, which is used to arrive at an EaR amount based on a certain confidence level. The model uses the Delta/Gamma approximation to model the optionality related to price-to-beat rate resets by both the Company and the PUCT as discussed above. First Choice utilizes the one-tailed confidence level at 95%. EaR models are relatively sophisticated. The quantitative risk information, however, is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The EaR calculation considers the Company’s forward position for the next twelve months and holds each position to settlement. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. For example, if EaR is calculated at $10.0 million, it is estimated at a 95% confidence level that if prices move against First Choice’s positions, the losses against the Company’s forecasted earnings over the next twelve months would not exceed $10.0 million.

Credit Risk

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

The following table provides information related to Wholesale’s credit exposure as of December 31, 2006. The Company does not hold any credit collateral as of December 31, 2006. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties Wholesale may have. Also provided is an indication of the maturity of a Company’s credit risk by credit ratings of the counterparties.

Schedule of PNM Wholesale Credit Risk Exposure
December 31, 2006

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

Investment grade	$104,387	2	$48,792
Non-investment grade	491	-	-
Internal ratings
Investment grade	153	-	-
Non-investment grade	3,595	-	-
Total	$108,626		$48,792

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

(b)
The Net Credit Risk Exposure is the net credit exposure to PNM from PNM Wholesale operations. This includes long-term contracts, forward sales and short-term sales. The exposure captures the net amounts due to PNM from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Exposures are offset according to legally enforceable netting arrangements and reduced by credit collateral. Credit collateral includes cash deposits, letters of credit and performance bonds received from counterparties. Amounts are presented before those reserves that are determined on a portfolio basis.

PNM Wholesale
Maturity of Credit Risk Exposure
December 31, 2006

				Total
	Less than			Net
Rating	2 Years	2-5 Years	>5 Years	Exposure
		(In thousands)

Investment grade	$92,372	$10,992	$1,023	$104,387
Non-investment grade	491	-	-	491
Internal ratings
Investment grade	153	-	-	153
Non-investment grade	3,595	-	-	3,595
Total	$96,611	$10,992	$1,023	$108,626

The Company provides for losses due to market and credit risk. PNM Wholesale credit risk with its largest counterparty as of December 31, 2006 and December 31, 2005 was $29.7 million and $20.5 million, respectively.

First Choice

First Choice is subject to credit risk from non-performance by its supply counterparties to the extent these contracts have a mark-to-market value in the favor of First Choice. The Constellation power supply agreement established FCPSP, a bankruptcy remote special purpose entity, to hold all of First Choice's customer contracts. Constellation received a lien on accounts receivable, customer contracts, cash, and the equity of FCPSP as security for FCPSP’s performance under the power supply agreement. The provisions of this agreement severely limit FCPSP’s ability to secure power from alternate sources. Additionally, the terms of the security agreement do not require Constellation to post collateral for any mark-to-market balances in FCPSP’s favor. At December 31, 2006, the supply contracted with Constellation was in a favorable mark-to-market position for FCPSP. When netted against amounts owed to Constellation, this exposure was approximately $20.9 million. The Constellation power supply agreement collateral provisions will continue until the expiration of the agreement on December 31, 2007. First Choice's credit exposure to other counterparties at December 31, 2006 was $18.4 million and the tenor of these exposures is less than two years.

Interest Rate Risk

PNMR

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

PNM

PNM has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of PNM’s long-term debt is fixed-rate debt, and therefore, does not expose PNM’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 1.8%, or $17.8 million, if interest rates were to decline by 50 basis points from their levels at December 31, 2006. At December 31, 2006, the fair value of PNM's long-term debt was approximately $993.7 million as compared to a book value of $987.2 million. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

PNM’s $146.0 million, 2.1% pollution control bonds due in 2033 were required to be remarketed in April 2006. Following a successful remarketing, the interest rate on the pollution control bonds change to a fixed rate of 4.875% annually.

During the year ended December 31, 2006, PNM contributed cash of approximately $4.3 million to the PVNGS decommissioning trust. PNM contributed $6.7 million to other post retirement benefits trust. PNM did not make any contributions to the pension trust. The securities held by the trusts had an estimated fair value of $680.7 million at December 31, 2006, of which approximately 24.4% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at December 31, 2006, the decrease in the fair value of the securities would be 3.6% or $6.0 million. PNM does not currently recover or return through rates any losses or gains on these securities. PNM, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses. PNM does not believe that long-term market returns over the period of funding will be less than required for PNM to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

TNMP

TNMP has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of TNMP’s long-term debt is fixed-rate debt, and therefore, does not expose TNMP’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by approximately 0.6%, or $2.6 million, if interest rates were to decline by 50 basis points from their levels at December 31, 2006. At December 31, 2006, the fair value of TNMP's long-term debt was approximately $422.6 million as compared to a book value of $420.5 million. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if TNMP were to re-acquire all or a portion of its debt instruments in the open market prior to their maturity.

During the year ended December 31, 2006, TNMP contributed cash of approximately $0.7 million to other postretirement benefits for plan year 2006. The securities held by the trusts had an estimated fair value of $89.6 million at December 31, 2006, of which approximately 26.9% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If rates were to increase by 50 basis points from their levels at December 31, 2006, the decrease in fair value of the fixed-rate securities would be approximately 2.9%, or $0.7 million. TNMP, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses. TNMP does not believe that long-term market returns over the period of funding will be less than required for TNMP to meet its obligations. However, this belief is based on assumptions about future returns that are inherently uncertain.

Equity Market Risk

PNMR

During 2005, PNMR determined that one of its investments under this program, Wood River, had experienced a loss in market value. During the third quarter of 2005, PNMR wrote down the value of its investment in Wood River to zero and incurred a loss of approximately $3.6 million. In the fourth quarter of 2005, the assets held in the Wood River fund were transferred into receivership as part of a civil complaint filed by the SEC against Wood River. Prior to this, the investments in Wood River were classified and accounted for as trading securities. At December 31, 2005, due to the change in circumstances surrounding Wood River, PNMR’s investment was reclassified from trading to available-for-sale in accordance with SFAS 115. The fair value of PNMR’s investment in Wood River was determined to be zero at December 31, 2006. PNMR cannot predict when or if it will receive a return of the cash value of its investment in Wood River.

PNM

PNM contributes to trusts established to fund its share of the decommissioning costs of PVNGS and pension and other postretirement benefits. The trusts hold certain equity securities at December 31, 2006. These equity securities also expose the Company to losses in fair value. Approximately 62.0% of the securities held by the various trusts were equity securities as of December 31, 2006. Similar to the debt securities held for funding decommissioning and certain pension and other postretirement costs, PNM does not recover or earn a return through rates on any losses or gains on these equity securities.

TNMP

TNMP contributes to trusts established to fund the pension and other postretirement benefits. The trusts hold certain equity securities at December 31, 2006. These equity securities also expose the Company to losses in fair value. Approximately 52.7% of the securities held by the various trusts were equity securities as of December 31, 2006. TNMP does not recover or earn a return through rates on any losses or gains on these equity securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Afton	Afton Generating Station
ALJ	Administrative Law Judge
Altura	Altura Power L.P.
APB	Accounting Principles Board
APS	Arizona Public Service Company
ARO	Asset Retirement Obligation
Avistar	Avistar, Inc.
BART	Best Available Retrofit Technologies
BLM	U.S. Department of the Interior Bureau of Land Management
Board	Board of Directors
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
Company	PNM Resources, Inc. and Subsidiaries
Congress	United States Congress
Constellation	Constellation Energy Commodities Group, Inc.
Decatherm	1,000,000 BTUs
Delta	Delta-Person Limited Partnership
DOE	Department of Energy
Duke	Duke Energy Corporation
EaR	Earnings at Risk
ECJV	ECJV Holdings, L.L.C.
EEI	Edison Electric Institute
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	Joint Venture between PNMR and ECJV
EPE	El Paso Electric Company
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
Farmington	City of Farmington, New Mexico
FCPSP	First Choice Power Special Purpose, L.P.
FERC	Federal Energy Regulatory Commission
First Choice	First Choice Power, L. P. and Subsidiaries
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC
GAAP	Generally Accepted Accounting Principles in the United
States of America

Global Electric Agreement	Signed by PNMR and other parties in 2003; provides for a five-year rate path for New Mexico jurisdictional customers that began in September 2003
Great Southwestern	Great Southwestern Construction, Inc.
IRS	United States Internal Revenue Service
ISO	Independent System Operator
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MMBTUs	Million British Thermal Units
Moody's	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the
Navajo Nation Safe Drinking Water Act, and the Navajo
Nation Pesticide Act
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NNHPD	Navajo Nation Historic Preservation Department
NOPR	Notice of Proposed Ruling
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NYMEX	New York Merchantile Exchange
OASIS	Open Access Same Time Information System
OATT	Open Access Transmission Tariff
OPEB	Other Post Employment Benefits
O&M	Operations and Maintenance
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiary
PNMR	PNM Resources, Inc. and Subsidiaries
PPA	Power Purchase Agreement
PSA	Power Supply Agreement
PUCT	Public Utility Commission of Texas
PUHCA	The Public Utility Holding Company Act
PVNGS	Palo Verde Nuclear Generating Station
Reeves	Reeves Generating Station
REC	Renewable Energy Certificate
REP	Retail Electricity Provider
Restructuring Act	New Mexico Electric Utility Industry Restructuring Act of 1999,
as amended
RMC	Risk Management Committee
RMRR	Routine Maintenance, Repair or Replacement
RTO	Regional Transmission Organization
SAB	SEC Staff Accounting Bulletin
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SDG&E	San Diego Gas and Electric Company

SEC	United States Securities and Exchange Commission
Senate Bill 7	Legislation that established retail competition in Texas
SFAS	Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
S&P	Standard and Poors Ratings Services
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act (also known as Senate Bill 7)
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Throughput	Volumes of gas delivered, whether or not owned by the Company
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
Twin Oaks	Assets of Twin Oaks Power, LP and Twin Oaks Power III, LP
UAMPS	Utah Associated Municipal Power Systems
USBR	United States Bureau of Reclamation
USFS	United States Forest Service
VaR	Value at Risk
VCA	Voluntary Compliance Agreement
Wood River	Wood River Partners, L.P.
WSPP	Western Systems Power Pool

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

Management’s Annual Report on Internal Control Over Financial Reporting

Management of PNM Resources, Inc. and subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management has excluded Twin Oaks from their report on internal control over financial reporting. The financial statements of Twin Oaks reflect total assets and revenues constituting 12 and 5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. The Company has disclosed the material change in the Company’s internal control over financial reporting due to the acquisition, which occurred April 18, 2006.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting which is included herein.

/s/ Jeffry E. Sterba
Jeffry E. Sterba,
Chairman, President and
Chief Executive Officer

/s/ Charles Eldred
Charles Eldred
Senior Vice President and
Chief Financial Officer

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Public Service Company of New Mexico and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting which is included herein.

/s/ Jeffry E. Sterba
Jeffry E. Sterba,
Chairman, President and
Chief Executive Officer

/s/ Charles Eldred
Charles Eldred
Senior Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that PNM Resources, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Twin Oaks which was acquired on April 18, 2006 and whose financial statements reflect total assets and revenues constituting 12 and 5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Twin Oaks. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2006 and our reports dated February 28, 2007, August 14, 2007 as to the effects of the restatement discussed in Note 23 and Note 1, relating to the financial statements and financial statement schedules, respectively, of the Company expressed an unqualified opinion on those consolidated financial statements and financial statement schedules, and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations and PNM Resources, Inc.’s acquisition of TNP Enterprises, Inc. in 2005, the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006, and the restatement discussed in Note 23 and Note 1, respectively.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Public Service Company of New Mexico and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2006 and our reports dated February 28, 2007, August 14, 2007 as to the effects of the restatement discussed in Note 23 and Note 1, relating to the financial statements and financial statement schedules, respectively, of the Company expressed an unqualified opinion on those consolidated financial statements and financial statement schedules, and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005, the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006, and the restatement discussed in Note 23 and Note 1, respectively.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of PNM Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PNM Resources, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005. As discussed in Notes 13 and 12, respectively, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006. As discussed in Note 2 to the consolidated financial statements, the Company acquired TNP Enterprises, Inc. in 2005.

As discussed in Note 23, the accompanying financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 2007 (August 14, 2007 as to the effects of the restatement discussed in Note 23)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Public Service Company of New Mexico and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005. As discussed in Notes 13 and 12, respectively, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006.

As discussed in Note 23, the accompanying financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 2007 (August 14, 2007 as to the effects of the restatement discussed in Note 23)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Texas-New Mexico Power Company
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Texas-New Mexico Power Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for the year ended December 31, 2006, for the periods June 6, 2005 to December 31, 2005, and January 1, 2005 to June 6, 2005, and for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for the year ended December 31, 2006, for the periods June 6, 2005 to December 31, 2005, and January 1, 2005 to June 6, 2005, and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005. As discussed in Notes 13 and 12, respectively, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 2007

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2006	2005	2004
	(As Restated,	(As Restated,	(As Restated,
	See Note 23)	See Note 23)	See Note 23)
	(In thousands, except per share amounts)
Operating Revenues:
Electric	$1,962,073	$1,564,077	$1,113,046
Gas	508,410	510,801	490,921
Other	1,186	1,932	825
Total operating revenues	2,471,669	2,076,810	1,604,792

Operating Expenses:
Cost of energy sold	1,445,790	1,274,647	945,309
Administrative and general	276,023	217,983	168,095
Energy production costs	165,465	166,876	147,449
Depreciation and amortization	152,271	138,722	102,221
Transmission and distribution costs	81,809	70,465	59,447
Taxes, other than income taxes	71,902	52,594	34,607
Income taxes	46,198	19,450	36,062
Total operating expenses	2,239,458	1,940,737	1,493,190
Operating income	232,211	136,073	111,602

Other Income and Deductions:
Interest income	39,682	42,829	38,007
Investment income	5,979	5,955	2,501
Other income	6,636	9,126	6,857
Carrying charges on regulatory assets	6,993	4,376	-
Other deductions	(6,861)	(21,546)	(7,445)
Other income taxes	(17,772)	(13,411)	(13,185)
Net other income and deductions	34,657	27,329	26,735
Earnings before interest charges	266,868	163,402	138,337

Interest Charges :
Interest on long-term debt, net	95,301	75,736	46,702
Other interest charges	50,221	17,941	4,673
Net interest charges	145,522	93,677	51,375

Preferred Stock Dividend Requirements of Subsidiary	528	2,868	572

Net Earnings Before Cumulative Effect of Changes
in Accounting Principle	120,818	66,857	86,390

Cumulative Effect of Changes in Accounting Principle,
Net of Tax (Expense) Benefit of $0, $592, $0	-	(926)	-
Net Earnings	$120,818	$65,931	$86,390

Net Earnings per Common Share (see Note 10):
Basic	$1.73	$1.00	$1.43
Diluted	$1.71	$0.98	$1.41
Dividends Declared per Common Share	$0.880	$0.785	$0.665

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

	Year Ended December 31,
	2006	2005	2004
	(As Restated,	(As Restated,	(As Restated,
	See Note 23)	See Note 23)	See Note 23)
		(In thousands)

Balance at Beginning of Year	$577,533	$564,772	$518,571	(a)

Net earnings	120,818	65,931	86,390
Dividends:
Common Stock	(62,801)	(53,170)	(40,189)

Balance at End of Year	$635,550	$577,533	$564,772

(a) Includes restatement adjustment of $15,502 to originally reported beginning balance of $503,069.

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(As Restated,	(As Restated,
	See Note 23)	See Note 23)
	(In thousands)

ASSETS
Utility Plant:
Electric plant in service	$4,263,068	$3,459,413
Gas plant in service	721,168	711,823
Common plant in service and plant held for future use	157,064	135,849
	5,141,300	4,307,085
Less accumulated depreciation and amortization	1,639,156	1,518,370
	3,502,144	2,788,715
Construction work in progress	230,871	168,195
Nuclear fuel, net of accumulated amortization of $14,008 and $14,679	28,844	27,182

Net utility plant	3,761,859	2,984,092

Other Property and Investments:
Investment in lessor notes	257,659	286,678
Other investments	169,720	180,013
Non-utility property, net of accumulated depreciation of $2,812 and $22	7,565	4,214

Total other property and investments	434,944	470,905

Current Assets:
Cash and cash equivalents	123,419	68,199
Special deposits	5,146	534
Accounts receivable, net of allowance for uncollectible accounts of $6,899 and $3,653	168,126	175,169
Unbilled revenues	116,878	105,438
Other receivables	73,744	64,285
Inventories	63,329	52,037
Regulatory assets	17,507	28,058
Other current assets	122,726	102,577

Total current assets	690,875	596,297

Deferred Charges:
Regulatory assets	553,564	347,279
Prepaid pension cost	8,853	91,444
Goodwill	495,738	499,155
Other intangible assets, net of accumulated amortization of $2,052 and $742	102,202	78,512
Other deferred charges	117,589	57,025

Total deferred charges	1,277,946	1,073,415
	$6,165,624	$5,124,709

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(As Restated,	(As Restated,
	See Note 23)	See Note 23)
	(In thousands)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stockholders' equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
76,648,472 and 68,786,286 at December 31, 2006 and 2005, respectively)	$1,040,451	$813,425
Accumulated other comprehensive income (loss), net of tax	28,909	(91,589)
Retained earnings	635,550	577,533
Total common stockholders' equity	1,704,910	1,299,369
Cumulative preferred stock of subsidiary without mandatory redemption
($100 stated value, 10,000,000 shares authorized: issued 115,293 at
December 31, 2006 and 2005 respectively)	11,529	11,529
Long-term debt	1,765,907	1,746,395

Total capitalization	3,482,346	3,057,293

Current Liabilities:
Short-term debt	764,345	332,200
Accounts payable	214,229	206,648
Accrued interest and taxes	33,579	27,815
Regulatory liabilities	1,172	7,085
Other current liabilities	297,526	149,748

Total current liabilities	1,310,851	723,496

Long-Term Liabilities:
Accumulated deferred income taxes	586,283	461,089
Accumulated deferred investment tax credits	30,236	33,806
Regulatory liabilities	389,330	392,427
Asset retirement obligations	61,338	55,646
Accrued pension liability and postretirement benefit cost	134,799	227,202
Other deferred credits	170,441	173,750

Total long-term liabilties	1,372,427	1,343,920

Commitments and Contingencies (see Note 16)

	$6,165,624	$5,124,709

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(As Restated,	(As Restated,	(As Restated,
	See Note 23)	See Note 23)	See Note 23)
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$120,818	$65,931	$86,390
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	173,650	162,391	132,454
Allowance for equity funds used during construction	(1,039)	(1,892)	(1,294)
Accumulated deferred income tax (benefit)	46,345	27,332	38,980
Cumulative effect of a change in accounting principle	-	1,518	-
Net unrealized (gains)/losses on energy transactions	1,062	(2,455)	(1,640)
Realized gains on investment securities	(5,871)	(8,562)	(2,584)
Carrying charges on deferred stranded costs	(6,993)	(4,376)	-
Rate case expense deferral	(5,045)	-	-
Interest on retail competition transition obligation	1,658	743	-
Carrying charges on other regulatory assets and liabilities	(3,954)	(3,730)	(2,562)
Equity-linked units charge	-	11,348	-
Turbine impairment	-	14,958	-
Amortization of fair value of acquired Twin Oaks sales contract	(70,851)	-	-
Amortization of emissions allowances	2,589	-	-
Amortization of fair value of acquired First Choice contracts	(2,197)	(4,184)	-
Stock based compensation expense	7,539	-	-
Excess tax benefit from stock-based payment arrangements	(1,072)	-	-
Other, net	(3,975)	1,861	(2,130)
Changes in certain assets and liabilities:
Customer accounts receivable	25,279	(18,808)	(23,673)
Other accounts receivable	(7,814)	(14,843)	(1,351)
Unbilled revenues	(11,440)	5,464	(18,523)
Regulatory assets	25,136	(29,904)	15,486
Other assets	(6,500)	(28,913)	(5,283)
Accrued postretirement benefit costs	(4,141)	(1,539)	(4,535)
Accounts payable	(18,555)	48,674	29,503
Accrued interest and taxes	10,434	17,945	(10,164)
Deferred credits	(28,467)	(12,253)	(10,020)
Other liabilities	7,828	(16,598)	16,088
Net cash flows provided by operating activities	244,424	210,108	235,142

Cash Flows From Investing Activities:
Utility plant additions	(309,286)	(211,160)	(135,795)
Nuclear fuel additions	(11,832)	(10,654)	(9,915)
Proceeds from sales of securities	96,624	104,623	81,218
Purchases of securities	(102,265)	(109,795)	(87,823)
Return of principal PVNGS lessor notes	23,279	21,432	20,292
Cash acquired from purchase of TNP, net of cash paid	-	45,965	-
Twin Oaks business acquisition	(481,058)	-	-
Luna investment	-	-	(13,379)
Other, net	(15,037)	5,289	1,564
Net cash flows used for investing activities	(799,575)	(154,300)	(143,838)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(As Restated, See Note 23)	(As Restated, See Note 23)	(As Restated, See Note 23)
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	182,650	237,500	(31,218)
Short-term interim financing for Twin Oaks acquisition	480,000	-	-
Repayments of interim financing for Twin Oaks acquisition	(230,505)	-	-
Long-term debt borrowings	15,000	339,832	-
Long-term debt repayments	-	(399,626)	-
Issuance of common stock	226,098	101,231	-
Redemption of TNP preferred stock	-	(224,564)	-
Retirement of PNM preferred stock	-	-	(1,118)
Proceeds from stock option exercise	14,072	-	-
Cash expenditures from stock option exercises	(20,243)	(9,735)	(16,430)
Excess tax benefit from stock-based payment arrangements	1,072	-	-
Dividends paid	(59,708)	(51,128)	(38,848)
Other, net	1,935	1,686	811
Net cash flows provided by (used for) financing activities	610,371	(4,804)	(86,803)

Increase in Cash and Cash Equivalents	55,220	51,004	4,501
Beginning of Period	68,199	17,195	12,694
End of Period	$123,419	$68,199	$17,195

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$140,459	$77,066	$46,469
Income taxes paid (refunded), net	$16,158	$(4,174)	$14,459

Supplemental schedule of noncash investing and financing activities:
During 2005, PNMR purchased all of the outstanding common shares of TNP for $74.6 million in cash and $87.4 million in PNMR common stock. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$1,501,114
Cash paid for transaction costs	(21,520)
Cash paid for TNP common shares	(74,648)
PNMR common stock exchanged for TNP common stock	(87,392)
Liabilities assumed	$1,317,554

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2006	2005
	(As Restated,	(As Restated,
	See Note 23)	See Note 23)
	(In thousands)
Common Stockholders’ Equity:
Common Stock, no par value	$1,040,451	$813,425
Accumulated other comprehensive income, net of tax	28,909	(91,589)
Retained earnings	635,550	577,533
Total common stockholders’ equity	1,704,910	1,299,369

Cumulative Preferred Stock of Subsidiary:
Without mandatory redemption requirements:
1965 Series, 4.58% with a stated value of $100.00 and a current redemption price of $102.00; 115,293 outstanding shares at December 31, 2006 and 2005	11,529	11,529

Long-Term Debt:
Issue and Final Maturity
First Mortgage Bonds, Pollution Control Revenue Bonds:
5.7% due 2016	65,000	65,000

Senior Unsecured Notes, Pollution Control Revenue Bonds:
6.30% due 2016	77,045	77,045
5.75% due 2022	37,300	37,300
5.80% due 2022	100,000	100,000
6.375% due 2022	90,000	90,000
6.30% due 2026	23,000	23,000
6.60% due 2029	11,500	11,500
2.10% due 2033	-	46,000
2.10% due 2033	-	100,000
4.875% due 2033	46,000	-
4.875% due 2033	100,000	-
4.00% due 2038	36,000	36,000
Total Senior Unsecured Notes, Pollution Control Revenue Bonds	520,845	520,845

Senior Unsecured Notes:
4.40% due 2008	300,000	300,000
7.50% due 2018	100,025	100,025
6.125% due 2008	248,935	248,935
6.25% due 2009	167,690	167,690
Other, including unamortized discounts	16,162	(3,350)
Total Senior Unsecured Notes	832,812	813,300

Equity-Linked Units:
6.75% due 2010	247,250	247,250
6.625% due 2010	100,000	100,000
Total Equity-Linked Units	347,250	347,250

Total long-term debt	1,765,907	1,746,395
Total Capitalization	$3,482,346	$3,057,293

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2006	2005	2004
	(As Restated,	(As Restated,	(As Restated,
	See Note 23)	See Note 23)	See Note 23)
		(In thousands)

Net Earnings	$120,818	$65,931	$86,390
Other Comprehensive Income:

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax (expense) benefit of $(8,403), $(2,948), and $(1,212)	12,823	4,498	1,849
Reclassification adjustment for (gains) included in net
income, net of tax expense of $261, $2,925, and $745	(398)	(4,464)	(1,137)

Additional minimum pension liability adjustment, net of tax
(expense) benefit of $14,135, $8,322, and $14,415	21,569	(12,701)	(21,996)

Fair value adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges,
net of tax (expense) benefit of $(7,217), $(7,913), and $(3,567)	10,873	11,844	5,443
Reclassification adjustment for (gains) losses included in
net income, net of tax expense (benefit) of $4,848, $624, and $318	(7,132)	(953)	(485)

Total Other Comprehensive Income (Loss)	37,735	(1,776)	(16,326)

Total Comprehensive Income	$158,553	$64,155	$70,064

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2006	2005	2004
	(As Restated,	(As Restated,	(As Restated,
	See Note 23)	See Note 23)	See Note 23)
	(In thousands)
Operating Revenues:
Electric	$1,115,362	$1,164,656	$1,113,046
Gas	508,410	510,801	490,921
Total operating revenues	1,623,772	1,675,457	1,603,967

Operating Expenses:
Cost of energy sold	968,570	1,043,490	945,186
Administrative and general	173,328	176,641	165,942
Energy production costs	158,486	166,876	147,449
Depreciation and amortization	99,617	115,791	99,633
Transmission and distribution costs	60,906	58,231	59,447
Taxes, other than income taxes	34,992	31,175	31,270
Income taxes	24,372	8,217	37,964
Total operating expenses	1,520,271	1,600,421	1,486,891
Operating income	103,501	75,036	117,076

Other Income and Deductions:
Interest income	35,760	37,919	37,721
Investment income	5,957	8,533	2,969
Other income	3,571	8,698	7,037
Other deductions	(3,737)	(7,161)	(5,497)
Other income taxes	(15,632)	(17,077)	(14,733)
Net other income and deductions	25,919	30,912	27,497
Earnings before interest charges	129,420	105,948	144,573

Interest Charges :
Interest on long-term debt, net	51,069	49,102	49,015
Other interest charges	7,400	5,022	4,416
Net interest charges	58,469	54,124	53,431

Net Earnings Before Cumulative Effect of Changes
in Accounting Principle	70,951	51,824	91,142

Cumulative Effect of Changes in Accounting Principle,
Net of Tax (Expense) Benefit of $0, $331 and $0	-	(506)	-

Net Earnings	70,951	51,318	91,142
Preferred Stock Dividend Requirements	528	528	572

Net Earnings Available for Common Stock	$70,423	$50,790	$90,570

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

	Year Ended December 31,
	2006	2005	2004
	(As Restated,	(As Restated,	(As Restated,
	See Note 23)	See Note 23)	See Note 23)
	(In thousands)

Balance at Beginning of Year as Restated	$345,452	$385,661	$318,091	(a)

Net earnings	70,951	51,318	91,142
Dividends:
Cumulative preferred stock	(528)	(528)	(572)
Common Stock dividends paid to parent company	-	(90,999)	(23,000)

Balance at End of Year	$415,875	$345,452	$385,661

(a) Includes restatement adjustment of $15,502 to originally reported beginning balance of $302,589.

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(As Restated,	(As Restated,
	See Note 23)	See Note 23)
	(In thousands)

ASSETS
Utility Plant:
Electric plant in service	$2,742,795	$2,576,182
Gas plant in service	721,168	711,823
Common plant in service and plant held for future use	72,806	74,857
	3,536,769	3,362,862
Less accumulated depreciation and amortization	1,279,349	1,205,386
	2,257,420	2,157,476
Construction work in progress	191,403	137,663
Nuclear fuel, net of accumulated amortization of $14,008 and $14,679	28,844	27,182

Net utility plant	2,477,667	2,322,321

Other Property and Investments:
Investment in PVNGS lessor notes	257,659	286,678
Other investments	138,777	170,422
Non-utility property	966	966

Total other property and investments	397,402	458,066

Current Assets:
Cash and cash equivalents	11,886	12,690
Special deposits	376	263
Accounts receivable, net of allowance for uncollectible accounts of $1,788 and $1,435	122,648	154,904
Unbilled revenues	81,166	75,118
Other receivables	62,040	53,546
Affiliate accounts receivable	7,879	-
Inventories	51,801	50,411
Regulatory assets	17,507	28,058
Other current assets	78,981	75,885

Total current assets	434,284	450,875

Deferred Charges:
Regulatory assets	410,979	223,325
Prepaid pension cost	-	91,444
Other deferred charges	78,969	41,720

Total deferred charges	489,948	356,489
	$3,799,301	$3,587,751

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(As Restated,	(As Restated,
	See Note 23)	See Note 23)
	(In thousands)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stockholder's equity:
Common stock outstanding (no par value, 40,000,000 shares authorized:
issued 39,117,799 at December 31, 2006 and 2005 respectively)	$765,500	$765,500
Accumulated other comprehensive income (loss), net of tax	8,761	(90,515)
Retained earnings	415,875	345,452

Total common stockholder's equity	1,190,136	1,020,437
Cumulative preferred stock without mandatory redemption
($100 stated value, 10,000,000 shares authorized: issued 115,293 at
December 31, 2006 and 2005 respectively)	11,529	11,529
Long-term debt	987,205	987,068

Total capitalization	2,188,870	2,019,034

Current Liabilities:
Short-term debt	250,274	128,200
Accounts payable	138,577	170,517
Affiliate accounts payable	16,898	50,070
Accrued interest and taxes	28,118	15,951
Regulatory liabilities	1,172	7,085
Other current liabilities	125,358	91,668

Total current liabilities	560,397	463,491

Long-Term Liabilities:
Accumulated deferred income taxes	368,256	310,578
Accumulated deferred investment tax credits	29,404	32,266
Regulatory liabilities	335,196	336,181
Asset retirement obligations	60,493	54,940
Accrued pension liability and postretirement benefit cost	129,595	217,092
Other deferred credits	127,090	154,169

Total long-term liabilities	1,050,034	1,105,226

Commitments and Contingencies (see Note 16)

	$3,799,301	$3,587,751

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(As Restated,	(As Restated,	(As Restated,
	See Note 23)	See Note 23)	See Note 23)
		(In thousands)
Cash Flows From Operating Activities:
Net earnings	$70,951	$51,318	$91,142
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	119,086	137,673	129,847
Allowance for equity funds used during construction	(769)	(1,757)	(1,228)
Accumulated deferred income tax	(6,448)	19,053	37,176
Cumulative effect of changes in accounting principle	-	837	-
Net unrealized (gains)/losses on energy transactions	(327)	(185)	(1,640)
Realized gains on investment securities	(5,856)	(8,562)	(2,584)
Carrying charges on other regulatory assets and liabilities	(3,954)	(3,730)	(2,562)
Turbine impairment	-	14,958	-
Other, Net	(5,948)	(7,651)	3,964
Changes in certain assets and liabilities
Customer accounts receivable	31,903	(30,830)	(33,198)
Unbilled revenues	(6,048)	2,010	(18,523)
Regulatory assets	27,439	(26,783)	15,486
Accrued postretirement benefit costs	(3,491)	(3,052)	(6,373)
Other assets	(51,791)	(22,112)	2,554
Accounts payable	(30,440)	53,986	36,462
Accrued interest and taxes	11,726	(8,564)	20,405
Deferred credits	(7,498)	(14,014)	(7,657)
Other liabilities	(41,007)	18,665	(2,258)
Net cash flows from operating activities	97,528	171,260	261,013

Cash Flows From Investing Activities:
Utility plant additions	(234,327)	(157,092)	(128,236)
Nuclear fuel additions	(11,832)	(10,654)	(9,915)
Proceeds from sales of securities	96,624	104,623	81,218
Purchases of securities	(102,265)	(109,795)	(87,823)
Return of principal PVNGS lessor notes	23,279	21,432	20,292
Purchase of EIP Investment	-	-	(12,247)
Other, net	9,354	555	4,942
Net cash flows used for investing activities	(219,167)	(150,931)	(131,769)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(As Restated,	(As Restated,	(As Restated,
	See Note 23)	See Note 23)	See Note 23)
		(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	122,074	67,800	(64,500)
Long-term debt repayments	(1,133)	(611)	-
Retirement of preferred stock	-	-	(1,118)
Dividends paid	(528)	(91,527)	(23,586)
Change in intercompany borrowings	-	255	(34,871)
Other, net	422	(4)	(328)
Net cash flows provided by (used for) financing activities	120,835	(24,087)	(124,403)

Increase (Decrease) in Cash and Cash Equivalents	(804)	(3,758)	4,841
Beginning of Period	12,690	16,448	11,607
End of Period	$11,886	$12,690	$16,448

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$55,385	$51,593	$49,937

Income taxes paid, net	$503	$5	$18,002

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2006	2005
	(As Restated,	(As Restated,
	See Note 23)	See Note 23)
	(In thousands)
Common Stockholder's Equity:
Common Stock, no par value	$765,500	$765,500
Accumulated other comprehensive income, net of tax	8,761	(90,515)
Retained earnings	415,875	345,452
Total common stockholders’ equity	1,190,136	1,020,437

Cumulative Preferred Stock:
Without mandatory redemption requirements:
1965 Series, 4.58% with a stated value of $100.00 and a current redemption price of $102.00; 115,293 outstanding shares at December 31, 2006 and 2005	11,529	11,529

Long-Term Debt:
Issue and Final Maturity
First Mortgage Bonds, Pollution Control Revenue Bonds:
5.7% due 2016	65,000	65,000

Senior Unsecured Notes, Pollution Control Revenue Bonds:
6.30% due 2016	77,045	77,045
5.75% due 2022	37,300	37,300
5.80% due 2022	100,000	100,000
6.375% due 2022	90,000	90,000
6.30% due 2026	23,000	23,000
6.60% due 2029	11,500	11,500
2.10% due 2033	-	46,000
2.10% due 2033	-	100,000
4.875% due 2033	46,000	-
4.875% due 2033	100,000	-
4.00% due 2038	36,000	36,000
Total Senior Unsecured Notes, Pollution Control Revenue Bonds	520,845	520,845

Senior Unsecured Notes:
4.40% due 2008	300,000	300,000
7.50% due 2018	100,025	100,025
Other, including unamortized discounts	1,335	1,198
Total Senior Unsecured Notes	401,360	401,223

Total long-term debt	987,205	987,068
Total Capitalization	$2,188,870	$2,019,034

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2006	2005	2004
	(As Restated,	(As Restated,	(As Restated,
	See Note 23)	See Note 23)	See Note 23)
		(In thousands)

Net Earnings Available for Common Stock	$70,423	$50,790	$90,570
Other Comprehensive Income (Loss):

Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising during the period,
net of tax (expense) benefit of $(8,403), $(2,948), and $(1,212)	12,823	4,498	1,849
Reclassification adjustment for (gains) included in net
income, net of tax expense of $261, $2,925, and $745	(398)	(4,464)	(1,137)

Additional minimum pension liability adjustment, net of tax
(expense) benefit of $(14,144), $8,304 and $14,415	21,582	(12,672)	(21,996)

Fair value adjustment for certain derivative transactions:
Change in fair market value of designated cash flow hedges,
net of tax (expense) benefit of $5,547, $(8,447) and $(3,567)	(8,464)	12,889	5,443
Reclassification adjustment for (gains) included in net income,
net of tax expense (benefits) of $5,523, $624 and $318	(8,427)	(953)	(485)

Total Other Comprehensive Income (Loss)	17,116	(702)	(16,326)

Total Comprehensive Income	$87,539	$50,088	$74,244

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

		Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	Post-Acquisition	For the Period	For the Period	Year Ended
	Year Ended	June 6-	January 1 -	December 31,
	Dectember 31, 2006	December 31, 2005	June 6, 2005	2004
		(In thousands)
Operating Revenues:
Electric	$256,990	$154,350	$112,820	$269,665
Total operating revenues	256,990	154,350	112,820	269,665

Operating Expenses:
Cost of energy sold	103,021	58,014	43,885	101,361
Administrative and general	34,035	14,165	11,048	27,963
Depreciation and amortization	31,576	17,596	12,954	29,691
Transmission and distribution costs	20,870	12,403	9,111	19,314
Taxes, other than income taxes	24,351	14,261	9,228	22,884
Income taxes	4,250	7,965	5,055	13,680
Total operating expenses	218,103	124,404	91,281	214,893
Operating income	38,887	29,946	21,539	54,772

Other Income and Deductions:
Interest income	922	1,001	650	677
Other income	1,108	528	523	844
Carrying charges on regulatory assets	6,993	4,376	(1,407)	32,006
Other deductions	(200)	(74)	(79)	(254)
Other income taxes	(3,085)	(2,071)	154	(12,711)
Net other income and deductions	5,738	3,760	(159)	20,562
Earnings before interest charges	44,625	33,706	21,380	75,334

Interest Charges :
Interest on long-term debt, net	25,728	14,650	11,077	25,855
Other interest charges	3,198	1,225	1,043	2,836
Net interest charges	28,926	15,875	12,120	28,691

Net Earnings Before Extraordinary Item
and Cumulative Effect of Change in
Accounting Principle	15,699	17,831	9,260	46,643

Extraordinary Item - Disallowance of
Stranded costs, Net of Tax Benefit
of $57,317	-	-	-	(97,836)

Cumulative Effect of Change in Accounting
Principle, Net of Tax Benefit of $234	-	(381)	-	-

Net Earnings (Loss)	$15,699	$17,450	$9,260	$(51,193)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

		Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	Year Ended	For the Period	For the Period	Year Ended
	December 31,	June 6 -	January 1-	December 31,
	2006	December 31, 2005	June 6, 2005	2004
		(In thousands)

Balance at Beginning of Year	$5,450	$-	$(6,795)	$50,398
Net earnings	15,699	17,450	9,260	(51,193)
Dividends:
Common Stock dividends paid to
parent company	-	(12,000)	-	(6,000)

Balance at End of Year	$21,149	$5,450	$2,465	$(6,795)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Utility Plant:
Electric plant in service	$925,538	$877,893
Construction work in progress	13,799	7,138
Common plant in service and plant held for future use	589	589
	939,926	885,620
Less accumulated depreciation and amortization	326,404	296,611
Net utility plant	613,522	589,009

Other Property and Investments:
Other investments	511	548
Non-utility property, net of accumulated depreciation of $3 and $3	2,120	2,120
Total other property and investments	2,631	2,668

Current Assets:
Cash and cash equivalents	2,542	16,228
Accounts receivable, net of allowance for uncollectible accounts of $31 and $100	10,317	13,191
Federal income tax refund	36,392	36,392
Unbilled revenues	6,000	6,679
Other receivables	1,515	6,087
Inventories	1,509	1,478
Other current assets	944	1,211
Total current assets	59,219	81,266

Deferred Charges:
Stranded costs	89,949	87,316
Carrying charges on stranded costs	41,584	33,918
Other regulatory assets	11,052	2,720
Goodwill	363,764	367,245
Prepaid pension cost	8,853	-
Other deferred charges	9,205	4,948
Total deferred charges	524,407	496,147
	$1,199,779	$1,169,090

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholder’s equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued 9,615 at December 31, 2006 and 2005 respectively)	$96	$96
Paid-in-capital	492,812	494,287
Accumulated other comprehensive income (loss), net of tax	562	(29)
Retained earnings	21,149	5,450

Total common stockholder’s equity	514,619	499,804
Long-term debt	420,546	415,864

Total capitalization	935,165	915,668

Current Liabilities:
Accounts payable	11,332	11,913
Affiliate accounts payable	15,673	-
Accrued interest and taxes	19,029	24,250
Other current liabilities	10,102	8,784

Total current liabilities	56,136	44,947

Long-Term Liabilities:
Accumulated deferred income taxes	145,641	139,405
Accumulated deferred investment tax credits	832	1,540
Regulatory liabilities	54,134	56,246
Accrued pension liability and postretirement benefit cost	5,203	10,110
Other deferred credits	2,668	1,174

Total long-term liabilities	208,478	208,475

Commitments and Contingencies (see Note 16)

	$1,199,779	$1,169,090

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Post-Acquisition	Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	Year Ended	For the Period	For the Period	Year Ended
	December 31,	June 6-December 31,	January 1- June 6,	December 31,
	2006	2005	2005	2004
		(In thousands)
Cash Flows From Operating Activities:
Net earnings (Loss)	$15,699	$17,450	$9,260	$(51,193)
Adjustments to reconcile net earnings to
net cash flows from operating activities:
Depreciation and amortization	33,194	18,619	14,042	32,279
Allowance for equity funds used during construction	(270)	(112)	(60)	(384)
Accumulated deferred income tax	4,055	9,870	(1,267)	43,135
Carrying charges on deferred stranded costs	(6,993)	(4,376)	1,407	(32,006)
Rate case expense deferral	(5,045)	-	-	-
Cumulative effect of change in accounting principle	-	615	-	-
Disallowance of stranded costs, net of tax benefit	-	-	-	97,836
Deferred purchase power and fuel costs	-	-	-	(511)
Interest on retail competition transition obligation	1,658	285	-	-
Other, net	(2,965)	220	787	-
Changes in certain assets and liabilities:
Accounts receivable	2,943	(510)	149	820
Unbilled revenues	(2,535)	246	(356)	1,225
Accrued postretirement benefit costs	(751)	(1,021)	(412)	-
Other assets	(4,715)	(977)	(193)	-
Accounts payable	4,431	(6,755)	(5,379)	2,347
Accrued interest and taxes	(4,554)	(1,979)	(4,134)	(16,621)
Acquisition related benefit program	-	(2,604)	-	-
Payments for stranded/fuel costs	-	(4,284)	-	-
Receipt/Payments-retail competition transition obligation
obligation	(18,214)	16,336	-	-
Change in affiliate accounts	17,537	10,846	297	-
Other liabilities	314	(126)	1,339	(9,520)
Net cash flows provided by operating activities	33,789	51,743	15,480	67,407

Cash Flows From Investing Activities:
Utility plant additions	(47,659)	(27,801)	(17,895)	(42,817)
Other, net	93	3,111	(169)	(356)
Net cash flows used for investing activities	(47,566)	(24,690)	(18,064)	(43,173)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Post-Acquisition	Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	Year Ended	For the Period	For the Period	Year Ended
	December 31,	June 6-December 31,	January 1- June 6,	December 31,
	2006	2005	2005	2004

Cash Flow From Financing Activities:
Long-term debt costs and repayments	-	-	-	(9,382)
Redemption of common stock	-	(62,000)	-	-
Dividends paid	-	(12,000)	-	(6,000)
Other, net	91	-	-	-
Net cash flows provided by (used for)
financing activities	91	(74,000)	-	(15,382)

Increase (Decrease) in Cash and Cash Equivalents	(13,686)	(46,947)	(2,584)	8,852
Beginning of Period	16,228	63,175	65,759	56,907
End of Period	$2,542	$16,228	$63,175	$65,759

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$27,231	$(609)	$12,868	$26,145

Income taxes paid, net	$2	$(20,014)	$2,456	$8,434

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
	2006	2005
	(In thousands)
Common Stockholder’s Equity:
Common stock outstanding, par value $10 per share	$96	$96
Paid-in-capital	492,812	494,287
Accumulated other comprehensive income (loss), net of tax	562	(29)
Retained earnings	21,149	5,450
Total common stockholder's equity	514,619	499,804

Long-Term Debt:
Issue and Final Maturity
Senior Notes:
6.125% due 2008	248,935	248,935
6.25% due 2009	167,690	167,690
Total Senior Notes	416,625	416,625

Other, including unamortized discounts	3,921	(761)
Total long-term debt	420,546	415,864
Total Capitalization	$935,165	$915,668

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Post-Acquisition	Post-Acquisition	Pre-Acquisition	Pre-Acquisition
	Year Ended	For the Period	For the Period	Year Ended
	December 31,	June 6 -	January 1 -	December 31,
	2006	December 31, 2005	June 6, 2005	2004
		(In thousands)

Net Earnings	$15,699	$17,450	$9,260	$(51,193)
Other Comprehensive Income (Loss):

Interest rate hedge net of reclassification adjustment,
net of tax (expense) benefit of $0, $0, $(1,084) and $(317)	-	-	1,761	516

Additional minimum pension liability adjustment,
net of tax (expense) benefit of $8, $18, $0 and $0	(13)	(29)	-	-

Total Other Comprehensive Income (Loss)	(13)	(29)	1,761	516

Total Comprehensive Income (Loss)	$15,686	$17,421	$11,021	$(50,677)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(1)      Summary of the Business and Significant Accounting Policies

Nature of Business

PNMR or the “Company” is an investor-owned holding company of energy and energy-related businesses. The Company’s primary subsidiaries are PNM, TNMP, First Choice and Altura. PNM is an integrated public utility with regulated operations primarily engaged in the generation, transmission and distribution of electricity, transmission, distribution and sale of natural gas within New Mexico, and unregulated operations primarily focused on the sale and marketing of electricity in the western United States. PNM began service to TNMP’s New Mexico customers effective January 1, 2007. TNMP is a regulated utility operating in Texas and through December 31, 2006 in New Mexico. In Texas, TNMP provides regulated transmission and distribution services. In New Mexico, TNMP provided integrated electric services that included the transmission, distribution, purchase and sale of electricity to its New Mexico customers. First Choice is a competitive retail electric provider operating in Texas. Altura operates the Twin Oaks plant. In addition, PNMR provides energy and technology related services through its wholly owned subsidiary, Avistar. The Company’s common stock trades on the New York Stock Exchange under the symbol PNM.

Twin Oaks Acquisition

On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased the Twin Oaks business, including the Twin Oaks power plant located in central Texas. The acquisition was accounted for using the purchase method of accounting. Under this method, the purchase price was allocated and fair market value adjustments were made to the assets acquired and the liabilities assumed.

TNP Acquisition

On June 6, 2005, PNMR completed the acquisition of TNP. TNP’s principal subsidiaries are TNMP and First Choice.

The acquisition was accounted for using the purchase method of accounting. Under this method, the purchase price was allocated and fair market value adjustments were made to the assets acquired and the liabilities assumed. The excess of the purchase price over net assets acquired was allocated to goodwill. Other intangible assets were also recorded. Adjustments to goodwill and intangible assets were recorded in 2005 and 2006 (see “Goodwill and Intangible Assets” below in this Note 1 and see also Note 2).

The purchase accounting entries are reflected on PNMR’s financial statements as of the purchase date. PNMR “pushed down” the effects of purchase accounting to the financial statements of TNMP and First Choice. Accordingly, TNMP’s post-acquisition financial statements reflect a new basis of accounting, and separate financial statements and footnote amounts in tabular format are presented for pre-acquisition and post-acquisition periods, separated by a heavy black line.

Presentation

The Notes to Consolidated Financial Statements include disclosures for PNMR, PNM and TNMP. For discussion purposes, this report will use the term the “Company” when discussing matters of common applicability to PNMR, PNM and TNMP. Discussions regarding only PNMR, PNM or TNMP will be clearly indicated as such.

Corporate and Other

PNMR Services Company provides corporate services to PNMR and its subsidiaries including Avistar, Altura, First Choice, PNM, TNMP and TNP based on shared services agreements. These services are billed at cost and are allocated to PNMR and its subsidiaries.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Segment Information

Financial information relating to amounts of sales, revenue, net income and total assets of the Company’s reportable segments is contained in Note 3 in the Notes to Consolidated Financial Statements.

Accounting for the Effects of Certain Types of Regulation

The Company maintains its accounting records in accordance with the uniform system of accounts prescribed by the FERC and the National Association of Regulatory Utility Commissioners, and adopted by the NMPRC.

The Company’s accounting policies conform to the provisions of SFAS No. 71, as amended, “Accounting for the Effects of Certain Types of Regulation,” (“SFAS 71”), as applicable. In accordance with SFAS 71, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the FERC, the NMPRC and the PUCT. These “regulatory assets” and “regulatory liabilities” are enumerated and discussed in Note 4.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and subsidiaries in which it owns a majority voting interest. Corporate administrative and general expenses, which represent costs that are driven primarily by corporate level activities, are allocated to the business segments. Other significant intercompany transactions between PNMR, PNM, TNP and TNMP in 2006 or 2005 include energy purchases and sales, dividends paid on common stock, the redemption of common stock by TNMP from its parent company, TNP, and consolidation of PVNGS capital trust. All significant intercompany transactions and balances (see Note 20) have been eliminated.

Financial Instruments

PNM adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) effective in May 2003. SFAS 150 established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Under SFAS 150, issuers are required to classify as liabilities a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

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

Cash and Cash Equivalents

Investments in highly liquid investments with original maturities of three months or less at the date of purchase are considered cash equivalents.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Utility Plant

Utility plant is stated at cost, which includes capitalized payroll-related costs such as taxes, pension and other fringe benefits, administrative costs and allowance for funds used during construction as deemed appropriate.

It is Company policy to charge repairs and minor replacements of property to maintenance expense and to charge major replacements to utility plant as incurred. Gains or losses resulting from retirements or other dispositions of regulated property in the normal course of business are credited or charged to the accumulated provision for depreciation.

Allowance For Funds Used During Construction

As provided by the FERC uniform systems of accounts, allowance for funds used during construction is charged to utility plant. This allowance is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation. It represents the cost of borrowed funds (allowance for borrowed funds used during construction) and a return on other funds (allowance for equity funds used during construction).

In 2006, 2005, and 2004, PNM recorded $4.1 million, $4.2 million, and $2.9 million, respectively, of allowance for funds used during construction on certain projects. In 2006, 2005 and 2004, TNMP recorded $0.5 million, $0.4 million, and $0.8 million, respectively, of allowance for funds used during construction.

Capitalized Interest

In accordance with SFAS No. 34, “Capitalization of Interest Costs” (“SFAS 34”), PNMR capitalizes interest on its construction projects not included in rate base. Interest was capitalized at the overall weighted average borrowing rate of 5.9%, 5.6%, and 5.2% for 2006, 2005, and 2004, respectively. PNMR’s capitalized interest was $3.0 million, $1.4 million, and $1.0 million in 2006, 2005, and 2004, respectively.

Carrying Charges on Stranded Costs

TNMP’s estimate of allowable carrying charges on stranded costs that it may recover from its transmission and distribution customers is based on a United States Supreme Court ruling, and the PUCT’s application of that ruling. As of December 31, 2006, the accrual for carrying costs was $41.6 million net of one month’s amortization.

Inventories

Inventory consists principally of materials and supplies, natural gas held in storage for eventual resale, and coal held for use in electric generation.

Generally, materials and supplies include the costs of transmission, distribution and generating plant materials. Materials and supplies are charged to inventory when purchased and are expensed or capitalized as appropriate when issued. Materials and supplies are valued using an average costing method. Obsolete materials and supplies are immediately expensed when identified.

Gas in underground storage is valued using a weighted average inventory method. Withdrawals are charged to sales service customers through the PGAC.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Coal is valued using a rolling weighted average costing method that is updated based on the current period cost per ton. Periodic aerial surveys are performed on the coal piles and any material adjustments would be recorded as identified.

Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2006	2005	2006	2005	2006	2005
	(In thousands)

Coal	$12,642	$11,410	$11,777	$11,410	$-	$-
Gas in underground storage	9,824	12,487	9,823	12,487	-	-
Materials and supplies	40,863	28,140	30,201	26,514	1,509	1,478
	$63,329	$52,037	$51,801	$50,411	$1,509	$1,478
Investments

In 1985 and 1986, PNM entered into operating leases for interests in certain PVNGS generation facilities (see Note 7). The remaining lessor notes that were issued by the owners of the assets subject to these leases are now held by the PVNGS Capital Trust, which is consolidated by PNM. The leases continue in existence and are classified as operating leases. PNM understands that the PVNGS Capital Trust intends to hold the lessor notes until such notes mature. The notes are classified as held-to-maturity debt securities and are carried at amortized cost.

The Company’s other investments are comprised of United States, state, and municipal government obligations and corporate securities. All investments are held in the Company’s name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions. At December 31, 2006 and 2005, substantially all of the Company’s investments were classified as available for sale. Unrealized gains and losses on these investments are included in other comprehensive income, net of any related tax effect.

The Company holds investment securities in a nuclear decommissioning trust. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company evaluates these investment securities for impairment on an on-going basis. Since third party investment managers have sole discretion over the purchase and sales of the nuclear decommissioning trust securities, the Company records impairment losses for any securities that have a market value that is less than cost at the end of each quarter. For the year ended December 31, 2006, the Company recorded impairment losses on securities held in the nuclear decommissioning trust of $0.6 million.

Goodwill and Other Intangible Assets

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June 6, 2005 acquisition of TNP was recorded as goodwill. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company does not amortize goodwill. Certain intangible assets are amortized over their estimated useful lives. Goodwill and unamortized intangible assets are evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Amortized other intangible assets are evaluated for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) when events and circumstances indicate that the assets might be impaired. In 2006, the Company completed its purchase accounting for the TNP acquisition.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The changes in the carrying amount of goodwill by reportable segment (see Note 3) for the year ended December 31, 2006 and 2005 were as follows:

	TNMP Electric	First Choice	Total PNMR
	(In thousands)

Balance as of January 1, 2005	$-	$-	$-
Purchase of TNP during 2005	367,245	131,910	499,155
Balance as of December 31, 2005	367,245	131,910	499,155
Tax adjustments during 2006	(3,481)	64	(3,417)
Balance as of December 31, 2006	$363,764	$131,974	$495,738

Of the $79.3 million of acquired intangible assets from the TNP acquisition, $68.8 million relates to the trade name “First Choice.” The trade name has an indefinite useful life; therefore, no amortization is recognized, but the asset is evaluated for impairment each reporting period. The other $10.5 million intangible asset relates to the First Choice customer list. The useful life of the customer list is estimated to be approximately eight years; and is being amortized on a straight-line basis over this period. The purchase in 2006 of the Twin Oaks plant included the development rights for a possible 600-megawatt expansion of the plant valued at $25 million, which PNMR has classified as an intangible asset. The rights have an indefinite life; therefore no amortization is recognized, but the asset is being evaluated for impairment each reporting period.

The components of PNMR’s identifiable intangible assets at December 31, 2006 are as follows:

	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible asset:
First Choice customer list	$10,480	$2,052
Unamortized intangible assets:
First Choice trade name	68,774	-
Twin Oaks expansion rights	$25,000	$-

Expected future amortization expense for the First Choice customer list is $1.3 million annually through 2010.

Asset Impairment

Tangible long-lived assets are evaluated in relation to the future undiscounted cash flows to assess recoverability in accordance with SFAS 144 when events and circumstances indicate that the assets might be impaired. Impairment testing of power generation assets excluded from jurisdictional rates is performed periodically in response to changes in market conditions.

PNM had planned to convert its Afton plant from a combustion turbine to a combined-cycle unit using a turbine in storage. As part of a stipulation that will allow PNM to convert Afton to a combined cycle plant and include it as a jurisdictional resource, with 50% of Afton's capacity designated to serve PNM's customers and 50% designated to serve TNMP's New Mexico customers, an alternative equipment configuration will be used for Afton instead of the turbine in storage. In the fourth quarter of 2005, PNM management determined that it would make the turbine available for sale. Based on its market survey, PNM recorded an impairment charge of approximately $15.0 million, included in energy production costs on the Consolidated Statement of Earnings for the year ended December 31, 2005. The impairment charge is recorded in the Corporate and Other segment (see Note 3).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Revenue Recognition

First Choice, PNM and TNMP record electric and gas operating revenues, as applicable, in the period of delivery, which includes estimated amounts for service rendered but unbilled at the end of each accounting period.

The determination of the energy sales by PNM, TNMP and First Choice to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electric revenue is estimated based on the daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting historical trends and experience.

PNM purchases gas on behalf of sales-service customers while other marketers or producers purchase gas on behalf of transportation-service customers. PNM collects a cost of service revenue for the transportation, delivery, and customer service provided to these customers. Sales-service tariffs are subject to the terms of the PGAC and billed under a cycle-bill basis. Transportation service customers are metered and billed on the last day of the month. Therefore, PNM estimates unbilled decatherms and records cost of service and PGAC revenues for sales-service customers only.

PNM’s wholesale electricity sales are recorded as operating revenues and the wholesale electricity purchases are recorded as costs of energy sold. In accordance with EITF Issue 03-11, “Reporting Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes” (“EITF 03-11”), non-normal derivative contracts that are net settled or “booked-out” are recorded net in earnings. A book-out is the planned or unplanned netting of off-setting purchase and sale transactions. A book-out is a transmission mechanism to reduce congestion on the transmission system or administrative burden (see further discussion below in “Financial Instruments” in this Note 1). For accounting purposes, a book-out, as referred to above, is the recording of net revenues upon the settlement of a non-normal derivative contract.

PNM enters into merchant energy contracts to take advantage of market opportunities associated with the purchase and sale of electricity. Unrealized gains and losses resulting from the impact of price movements on PNM’s derivative energy contracts that are not designated normal purchases and sales or hedges are recognized as adjustments to operating revenues or costs of energy sold. The market prices used to value these transactions reflect Company management’s best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments.

Depreciation and Amortization

PNM’s provision for depreciation and amortization of utility plant is made based upon rates approved by the NMPRC. PNM’s average rates used are as follows:

	2006	2005	2004

Electric plant	2.43%	3.10%	3.07%
Gas plant	2.86%	2.93%	2.87%
Common plant	7.55%	8.65%	8.08%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

TNMP’s provision for depreciation and amortization of utility plant is made based upon rates approved by the PUCT and, through December 31, 2006, by the NMPRC. TNMP’s electric and common plant assets rates are both regulated rates and are depreciated on a straight-line basis. TNMP’s average rates used are as follows:

	2006	2005	2004

Electric plant and common plant	3.53%	3.34%	3.62%

The provision for depreciation of certain equipment is charged to depreciation expense and allocated to construction projects based on the use of the equipment. Depreciation of non-utility property is computed based on the straight-line method. Amortization of nuclear fuel for PNM is computed based on the units of production method.

Due to the Company’s growth strategy in unregulated electricity generation and the purchase of Twin Oaks during 2006, the Company has an increasing amount of unregulated depreciable property. Other than nuclear fuel, which is depreciated based on units of production, depreciation of non-utility property, including property associated with the Twin Oaks purchase, is computed using the straight-line method over the following estimated useful lives:

Structures and improvements	8 to 35 years
Office and plant equipment	8 to 35 years
Office furniture and fixtures	8 to 15 years
Transportation equipment/trailers	12 to 17 years
Computer and communications equipment	3 to 15 years

Amortization of Debt Acquisition Costs

Discount, premium and expense related to the issuance of long-term debt are amortized over the lives of the respective issues. In connection with the early retirement of long-term debt, such amounts associated with resources subject to NMPRC regulation are amortized over the lives of the respective issues. Amounts associated with PNM's firm-requirements wholesale customers and its resources excluded from NMPRC retail rates are recognized immediately as expense or income as they are incurred.

Financial Instruments

The Company follows the provisions set forth under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 establishes accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at their fair value. SFAS 133 also requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statement of earnings, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings.

Under SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), the Company treats all forward electric purchases and sales contracts subject to unplanned netting or book-out by the transmission provider as derivative instruments subject to mark-to-market accounting, unless the contract qualifies for the normal exception by meeting the definition in SFAS 149 of a capacity contract. Under this definition, the contract cannot permit net settlement, the seller must have the resources to serve the contract and the buyer must be a load serving entity.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

In addition, the Company follows the provisions of EITF 02-3, “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities.” Under EITF 02-3 all energy contracts held for trading purposes are presented on a net margin basis in the statement of earnings. Energy contracts that do not meet the definition of a derivative under SFAS 133 are recognized in current earnings and are not marked to market.

EITF 03-11 was effective for PNM on October 1, 2003. EITF 03-11 gives guidance on whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. PNM nets all realized gains and losses on non-normal derivative transactions that do not physically deliver and that are offset by similar transactions during settlement. For the years ended December 31, 2006, 2005, and 2004, wholesale purchases of $48.5 million, $30.9 million, and $33.6 million, respectively, were netted with electric revenues in the Consolidated Statements of Earnings (see Note 3).

Decommissioning Costs

Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Changes in these estimates could significantly impact PNMR’s and PNM’s financial position, results of operations and cash flows. PNM owns and leases nuclear and fossil-fuel facilities that are within and outside of its retail service areas. In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations” (“SFAS 143”), PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists (see Note 15). Adoption of the statement changed the method of accounting for both nuclear generation decommissioning and fossil-fuel generation decommissioning. Nuclear decommissioning costs and related accruals are based on site-specific estimates of the costs for removing all radioactive and other structures at the site. PNM’s accruals for Units 1, 2 and 3 have been made based on such estimates, the guidelines of the NRC and the probability of a license extension (see Note 15). PVNGS Unit 3 is excluded from PNM’s retail rates while PVNGS Units 1 and 2 are included. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 in its rates and recognizes a corresponding expense and liability for these amounts. PNM believes that it will continue to be able to collect in rates for its legal asset retirement obligations for nuclear generation activities included in the ratemaking process.

Pension and Other Postretirement Benefits

See Note 12 for a comprehensive discussion of pension and postretirement benefits expense, including a discussion of the actuarial assumptions.

Stock-Based Compensation

See Note 13 for a comprehensive discussion of stock-based compensation expense.

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which uses the asset and liability method for accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Current NMPRC and PUCT approved rates include the tax effects of the majority of these differences. SFAS 109 requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Because the NMPRC and the PUCT have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities. Items accorded flow-through treatment under rate orders, deferred income taxes and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded in the financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that the Company recognize only the impact of tax positions that, based on their merits, are more likely than not to be sustained upon an IRS audit. It also requires expanded financial statement disclosure of such positions. The Company will adopt FIN 48 in the first quarter of 2007 (see Note 21).

Excise Taxes

The Company pays certain fees or taxes which are either considered to be an excise tax or similar to an excise tax. These excise and excise-type taxes are recorded on both a net basis and a gross basis.

Cumulative Effect of Changes in Accounting Principles

In 2005, PNMR, PNM and TNMP adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings. The amount is net of amounts expensed in prior years for cost of removal included in depreciation. FIN 47 requires the accrual of costs associated with conditional retirement obligations. PNMR, PNM and TNMP 2005 earnings were decreased $0.9 million, $0.5 million and $0.4 million, respectively, net of income tax benefits. PNMR’s 2005 net earnings per diluted common share was decreased $0.01.

Extraordinary Item

During 2004, TNMP recorded a loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. The PUCT decision established $128.4 million as TNMP’s stranded costs and allowed TNMP to recover $87.3 million of the $266.5 million that TNMP requested for its true-up balance. This decision resulted in a loss of $155.2 million before tax ($97.8 million after tax). TNMP recorded the $97.8 million after tax loss as an extraordinary item in accordance with the requirements of SFAS No. 101, “Regulated Enterprises - Accounting for the Discontinuance of the Application of FASB Statement No. 71.”

Change in Presentation

As of December 31, 2006, the Company adopted SFAS 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (“SFAS 158”). SFAS 158 changes the recognition requirements for defined benefit plans. SFAS 158 requires that the current economic status of pension and postretirement plans be recognized in the financial statements. SFAS 158 has no effect on the income or expense recognized for pension or other postretirement plans but does impact the balance sheet presentation of defined benefit plans. SFAS 158 was implemented in 2006, but was not applied retrospectively. See Note 12 for additional information.

During 2006, the Company reclassified PNM Wholesale receivables at month end as accounts receivable rather than unbilled revenue for the receivables associated with wholesale power sales. PNM Wholesale is on a calendar month billing cycle whereas PNM Gas and Electric employ a utility cycle billing period requiring a portion of the accounts receivable to be accounted for as unbilled revenue. This change in presentation reclassified $46.3 million of unbilled revenue as accounts receivable in 2005 in accordance with 2006 presentation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

As of December 31, 2006, PNMR reclassified the presentation on its balance sheet of TNMP’s utility plant acquired as part of the acquisition of TNP in 2005. TNMP presents its utility plant on its balance sheet on a gross basis and also presents the corresponding amount of accumulated depreciation and amortization for its utility plant. Prior to December 31, 2006, PNMR had included TNMP’s utility plant on its balance sheet net of accumulated depreciation. The effect of the reclassification of TNMP’s utility plant on PNMR’s balance sheet at December 31, 2005 was to increase gross utility plant by $143.8 million and to increase accumulated depreciation and amortization by $143.8 million. PNMR made the reclassification to include TNMP’s utility plant on its consolidated financial statements on a consistent basis with TNMP and consistent with the application of SFAS 71 to purchase accounting. PNMR believes that the reclassification does not have a material impact on its financial statements because the reclassification did not change its net utility plant or total assets, including TNMP that was previously reported.

Certain amounts in the 2005 and 2004 Consolidated Financial Statements and Notes thereto for PNMR, PNM and TNMP have been reclassified to conform to the 2006 and 2005 financial statement presentation. Specifically, certain amounts in the 2005 and 2004 Consolidated Financial Statements and Notes thereto of TNMP have been reclassified to conform to PNMR’s presentation for comparability.

(2)	Acquisitions

Twin Oaks

On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased the Twin Oaks business, which included a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas for $480.0 million in cash plus the assumption of contracts and liabilities. The results of Twin Oaks operations have been included in the Consolidated Financial Statements of PNMR from that date. PNMR acquired Twin Oaks to expand the Company’s merchant generation fleet in order to serve a growing wholesale market in ERCOT. PNMR secured interim financing for Altura to close the transaction (see Note 6). In addition, PNMR incurred transaction and other costs of $1.1 million.

The following table presents the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At April 18, 2006
(In thousands)
Net utility plant	$594,653
Other current assets	10,341
Other intangible assets	25,000
Other deferred charges	99,598
Total assets acquired	729,592

Other current liabilities	95,758
Other deferred credits	152,776
Total liabilities assumed	248,534

Net assets acquired	$481,058

The Twin Oaks purchase agreement also includes the development rights for a possible 600-megawatt expansion of the plant, which PNMR has classified as an intangible asset. An additional $2.5 million payment will be made to the seller upon the issuance of an air permit for the expansion and an additional $2.5 million will be paid upon Altura beginning construction of the expansion. PNMR has not made a decision regarding the Twin Oaks expansion, but it is considering a variety of options, including self development or sale to a third party.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

As part of the acquisition of Twin Oaks, PNMR determined the fair value of two contractual obligations to sell power. The first contract obligates PNMR to sell power through September 2007 at which time the second contract begins and extends for three years. In comparing the pricing terms of the contractual obligations against the forward price of electricity in the relevant market, PNMR concluded that the contracts were below market. In accordance with SFAS No. 141, as amended, “Business Combinations” (“SFAS 141”), the contracts were recorded at fair value and will be amortized as an increase in operating revenue over the contract lives. The amortization matches the difference between the forward price curve and the contractual obligations for each month in accordance with the contract as of the acquisition date. For the first contract, $94.9 million was recorded in other current liabilities and $52.4 million was recorded in other deferred credits for a contract total of $147.3 million. As of December 31, 2006, the Company had amortized $70.9 million leaving a balance on the first contract of $76.4 million. For the second contract, $29.6 million was recorded in other deferred credits; the amortization will start in 2007.

The following unaudited pro forma financial information presents a summary of PNMR’s consolidated results of operations for the year ended December 31, 2006 and 2005 assuming the acquisition of Twin Oaks had been completed as of January 1, 2006 and 2005, respectively, including adjustments, which are based upon preliminary estimates, to reflect the allocation of the purchase price to the acquired net assets. The pro forma financial information does not include synergy savings that may result from the business combination and is not necessarily indicative of the results of operations if the acquisition had been effective as of these dates. In addition, the pro forma financial information does not include results of operations from TNP prior to its acquisition on June 6, 2005.

	For the Year Ended
	December 31,
	2006	2005
	(In thousands, except per share amounts)
Operating revenues	$2,531,377	$2,252,630
Operating expenses	$2,276,535	$2,055,448
Earnings before extraordinary item	$135,698	$100,814
Net earnings	$135,698	$99,888
Net earnings per common share:
Basic	$1.94	$1.52
Diluted	$1.92	$1.49

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

As part of the acquisition of TNP, PNMR determined the fair value of a First Choice contractual obligation to purchase power. In comparing the pricing terms of the contractual obligation against the forward price of electricity in the relevant market, First Choice concluded that the contract was above market. In accordance with SFAS No. 141, as amended, “Business Combinations” (“SFAS 141”), the contract was recorded at fair value and a deferred liability of $3.8 million was recorded that will be amortized as a reduction in cost of energy over the contract life, or approximately three years. The amortization matches the difference between the forward price curve and the contractual obligation for each month in accordance with the contract as of the acquisition date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNMR also determined the fair value of a First Choice contractual obligation to sell power to certain commercial and industrial customers. The valuation was based on the difference between the current market rates charged by First Choice for these customers compared to the contractual rate embedded in the customer agreement. As a result of the analysis, First Choice determined that its rates for these contractual customers are below market rates for this class of customer and recorded a deferred liability of $3.5 million that will be amortized into revenues over the contract life, or approximately three years. The amortization matches the difference between the retail market rate and the contractual obligation for each month as of the date of acquisition.

TNP’s largest subsidiary, TNMP, is a regulated utility; therefore, in accordance with SFAS 71, the valuations of the majority of the assets and liabilities did not change significantly.

The $499.2 million of goodwill was allocated to the TNMP and First Choice segments in the amounts of $367.3 million and $131.9 million, respectively, as restated. None of the total goodwill amount is expected to be deductible under Section 197 of the Internal Revenue Code.

The following unaudited pro forma financial information presents a summary of PNMR’s consolidated results of operations for the years ended December 31, 2005 and 2004, assuming the acquisition of TNP had been completed as of January 1, 2004. The pro forma financial information does not include other items or synergy savings that may result from the business combination and is not necessarily indicative of the results of operations if the acquisition had been effective as January 1, 2004. Specifically, it does not include a charge of $11.3 million ($7.3 million net of tax) that was recorded during 2005 in conjunction with the issuance of equity-linked units in connection with the acquisition (see Note 6).

	For the Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)
Operating revenues	$2,301,333	$2,286,680
Operating expenses	$2,142,678	$2,095,515
Earnings before extraordinary item and cumulative
effect of change in accounting principle	$79,781	$146,269
Net earnings	$78,855	$48,433
Net earnings per common share before extraordinary
item and cumulative effect of change in
accounting principle:
Basic	$1.16	$2.13
Diluted	$1.14	$2.10
Net earnings per common share:
Basic	$1.15	$0.71
Diluted	$1.13	$0.70

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

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

TNMP Electric

TNMP Electric is a regulated utility operating in Texas and, through December 31, 2006, in New Mexico. TNMP’s operations are subject to traditional cost of service regulation. TNMP provides regulated transmission and distribution services in Texas under the TECA.

Through December 31, 2006, TNMP provided integrated electric services that included the transmission, distribution, purchase and sale of electricity to its New Mexico customers as well as transmission to third parties and to PNM. Effective January 1, 2007 TNMP’s New Mexico business was transferred to PNM. PNM Wholesale was TNMP’s sole supplier for TNMP’s load in New Mexico prior to the transfer of assets to PNM.

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

Adjustments related to EITF Issue 03-11 are included in Corporate and Other. This requires a net presentation of non-trading gains and losses and realized gains and losses for certain non-trading derivatives. Management evaluates Wholesale operations on a gross presentation basis due to its primarily net asset-backed marketing strategy and the importance it places on the Company’s ability to repurchase and remarket previously sold capacity.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

First Choice

First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small and large commercial, industrial and institutional customers. Although First Choice is regulated in certain respects by the PUCT, the Company includes First Choice in the unregulated portion of its business because First Choice is not subject to traditional rate of return regulation.

First Choice Power Retail LP was formed in 2006 for the purpose of conducting business as a retail electric provider in Texas. In January 2007, the PUCT authorized the new entity to do business as a retail electric provider.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNMR Segment Information

Summarized financial information for PNMR by business segment for the year ended December 31, 2006 is as follows (in thousands):

		Regulated		Unregulated
Segments of Business	PNM	TNMP			First	Corporate
	Electric	Electric *	PNM Gas	Wholesale	Choice *	& Other		Consolidated
2006:
Operating revenues	$582,979	$187,935	$508,410	$654,896	$584,759	$(47,310)	(a)	$2,471,669
Intersegment revenues	9,170	69,055	419	50,619	140	(129,403)		-
Total revenues	592,149	256,990	508,829	705,515	584,899	(176,713)		2,471,669
Less: Cost of energy	195,155	103,021	361,873	507,800	455,126	(177,185)	(a)	1,445,790
Intersegment energy transfer	(6,355)	-	-	6,355	-	-		-
Gross margin	403,349	153,969	146,956	191,360	129,773	472		1,025,879
Operating expenses	274,207	79,235	104,886	63,487	64,769	8,615	(b)	595,199
Depreciation and amortization	59,610	31,576	23,991	26,101	2,026	8,967		152,271
Income taxes	13,699	4,258	2,266	25,687	22,152	(21,864)	(b)	46,198
Operating income	55,833	38,900	15,813	76,085	40,826	4,754		232,211

Interest income	25,829	922	3,669	5,370	2,474	1,418		39,682
Other income/(deductions)	4,098	7,902	467	1,669	(390)	(1,527)		12,219
Other income taxes	(11,848)	(3,085)	(1,637)	(2,787)	(745)	2,330		(17,772)
Net interest charges	(34,931)	(28,926)	(12,356)	(36,887)	(802)	(31,620)		(145,522)

Segment net income (loss) **	$38,981	$15,713	$5,956	$43,450	$41,363	$(24,645)		$120,818

Gross property additions	$174,864	$47,659	$32,824	$39,410	$272	$26,089		$321,118

At December 31, 2006:
Total Assets	$2,091,335	$1,156,842	$704,519	$1,097,375	$349,846	$765,707		$6,165,624
Goodwill	$-	$363,764	$-	$-	$131,974	$-		$495,738

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $48.5 million are reclassified to a net margin basis in accordance with GAAP.
(b)	Includes TNP and Twin Oaks acquisition integration costs of $4.3 million and costs associated with the formation of EnergyCo of $3.4 million and an income tax benefit of $3.0 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Summarized financial information for PNMR by business segment for the year ended December 31, 2005 is as follows (in thousands):

		Regulated		Unregulated
Segments of Business	PNM	TNMP		PNM	First	Corporate
	Electric	Electric*	PNM Gas	Wholesale	Choice*	& Other		Consolidated
2005:
Operating revenues	$567,270	$108,475	$510,801	$602,939	$316,330	$(29,005)	(a)	$2,076,810
Intersegment revenues	6,706	45,875	641	25,089	-	(78,311)		-
Total revenues	573,976	154,350	511,442	628,028	316,330	(107,316)		2,076,810
Less: Cost of energy	210,169	58,014	364,205	506,935	243,053	(107,729)	(a)	1,274,647
Intersegment energy transfer	(35,829)	-	-	35,829	-	-		-
Gross margin	399,636	96,336	147,237	85,264	73,277	413		802,163
Operating expenses	264,742	39,576	98,402	44,827	27,897	32,474	(b)	507,918
Depreciation and amortization	69,798	17,596	22,548	15,669	1,094	12,017	(c)	138,722
Income taxes	12,551	8,442	5,853	3,612	15,450	(26,458)	(b,c,e)	19,450
Operating income	52,545	30,722	20,434	21,156	28,836	(17,620)		136,073

Interest income	27,459	1,001	3,769	5,249	1,545	3,806		42,829
Other income/(deductions)	6,859	4,829	689	2,856	(79)	(20,111)	(d)	(4,957)
Other income taxes	(13,586)	(2,071)	(1,765)	(3,209)	(528)	7,748	(d)	(13,411)
Net interest charges	(33,392)	(15,875)	(11,503)	(15,644)	(905)	(16,358)	(e)	(93,677)

Segment net income (loss)**	$39,885	$18,606	$11,624	$10,408	$28,869	$(42,535)		$66,857

Gross property additions	$135,632	$27,801	$31,019	$14,595	$482	$12,285		$221,814

At December 31, 2005:
Total Assets	$1,937,811	$1,169,090	$721,021	$421,377	$318,820	$556,590		$5,124,709
Goodwill	$-	$367,245	$-	$-	$131,910	$-		$499,155

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $30.9 million are reclassified to a net margin basis in accordance with GAAP.
(b)
Includes the impairment of a turbine of $15.0 million, TNP acquisition related costs of $14.5 million and regulatory costs associated with the NMPRC’s approval of the acquisition of $2.3 million in operating expense and an income tax benefit of $12.5 million in income taxes.

(c)	Includes a write-off of software costs of $4.5 million in depreciation and amortization and an income tax benefit of $1.8 million in income taxes.
(d)
Includes an $11.3 million charge related to the issuance of equity-linked units in October 2005, TNP acquisition related costs of $2.5 million, TNP debt refinancing costs of $1.0 million in other income/(deductions) and an income tax benefit of $4.5 million in other income taxes.

(e)	Includes TNP debt refinancing costs of $5.3 million in interest charges and an income tax benefit of $2.0 million in income taxes.

* Includes results from June 6 through December 31, 2005.
** Net earnings before cumulative effect of change in accounting principle.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Summarized financial information for PNMR by business segment for the year ended December 31, 2004 is as follows (in thousands):

		Regulated		Unregulated
Segments of Business	PNM	TNMP		PNM	First	Corporate
	Electric	Electric	PNM Gas	Wholesale	Choice	& Other		Consolidated
2004:
Operating revenues	$552,563	$-	$489,767	$588,243	$-	$(32,784)	(a)	$1,597,789
Intersegment revenues	5,849	-	1,154	-	-	-		7,003
Total revenues	558,412	-	490,921	588,243	-	(32,784)		1,604,792
Less: Cost of energy	186,517	-	343,219	449,059	-	(33,486)	(a)	945,309
Intersegment energy transfer	(42,769)	-	-	42,769	-	-		-
Gross margin	414,664	-	147,702	96,415	-	702		659,483
Operating expenses	259,478	-	97,412	46,442	-	6,266		409,598
Depreciation and amortization	63,050	-	18,894	14,809	-	5,468		102,221
Income taxes	22,628	-	8,063	8,537	-	(3,166)		36,062
Operating income	69,508	-	23,333	26,627	-	(7,866)		111,602

Interest income	28,445	-	2,253	5,468	-	1,841		38,007
Other income/(deductions)	2,045	-	190	1,640	-	(2,534)		1,341
Other income taxes	(12,072)	-	(967)	(2,814)	-	2,668		(13,185)
Net interest charges	(34,981)	-	(11,029)	(13,601)	-	8,236		(51,375)

Segment net income (loss)	$52,945	$-	$13,780	$17,320	$-	$2,345		$86,390

Gross property additions	$89,124	$-	$35,547	$8,023	$-	$13,016		$145,710

At December 31, 2004:
Total Assets	$1,764,032	$-	$512,538	$430,493	$-	$780,572		$3,487,635

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $33.6 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNM Segment Information

Summarized financial information for PNM by business segment for the year ended December 31, 2006 is as follows (in thousands):

Segments of Business	PNM		PNM	Corporate
	Electric	PNM Gas	Wholesale	& Other		Consolidated
2006:
Operating revenues	$582,979	$508,410	$529,764	$(48,495)	(a)	$1,572,658
Intersegment revenues	8,675	419	-	(9,094)		-
Affiliated Sales	495	-	50,619	-		51,114
Total revenues	592,149	508,829	580,383	(57,589)		1,623,772
Less: Cost of energy	195,155	361,873	468,939	(57,397)	(a)	968,570
Intersegment energy transfer	(6,355)	-	6,355	-		-
Gross margin	403,349	146,956	105,089	(192)		655,202
Operating expenses	274,207	104,886	50,505	(1,886)		427,712
Depreciation and amortization	59,610	23,991	13,041	2,975		99,617
Income taxes	13,699	2,266	10,124	(1,717)		24,372
Operating income	55,833	15,813	31,419	436		103,501

Interest income	25,829	3,669	5,120	1,142		35,760
Other income/(deductions)	4,098	467	1,655	(957)		5,263
Other income taxes	(11,848)	(1,637)	(2,682)	535		(15,632)
Net interest charges	(34,931)	(12,356)	(15,970)	4,788		(58,469)
Segment net income (loss)	$38,981	$5,956	$19,542	$5,944		$70,423

Gross property additions	$174,864	$32,824	$38,471	$-		$246,159

At December 31, 2006:
Total Assets	$2,117,674	$713,028	$401,585	$567,014		$3,799,301

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $48.5 million are reclassified to a net margin basis in accordance with GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Summarized financial information for PNM by business segment for the year ended December 31, 2005 is as follows (in thousands):

Segments of Business	PNM		PNM	Corporate
	Electric	PNM Gas	Wholesale	& Other		Consolidated
2005:
Operating revenues	$567,270	$510,801	$602,939	$(30,930)	(a)	$1,650,080
Intersegment revenues	6,418	641	-	(7,059)		-
Affiliated Sales	288	-	25,089	-		25,377
Total revenues	573,976	511,442	628,028	(37,989)		1,675,457
Less: Cost of energy	210,169	364,205	506,935	(37,819)	(a)	1,043,490
Intersegment energy transfer	(35,829)	-	35,829	-		-
Gross margin	399,636	147,237	85,264	(170)		631,967
Operating expenses	264,742	98,402	44,827	24,952	(b)	432,923
Depreciation and amortization	69,798	22,548	15,669	7,776	(c)	115,791
Income taxes	12,551	5,853	3,612	(13,799)	(b,c)	8,217
Operating income	52,545	20,434	21,156	(19,099)		75,036

Interest income	27,459	3,769	5,249	1,442		37,919
Other income/(deductions)	6,859	689	2,856	(862)		9,542
Other income taxes	(13,586)	(1,765)	(3,209)	1,483		(17,077)
Net interest charges	(33,392)	(11,503)	(15,644)	6,415		(54,124)
Segment net income (loss) *	$39,885	$11,624	$10,408	$(10,621)		$51,296

Gross property additions	$135,632	$31,019	$14,595	$(13,500)		$167,746

At December 31, 2005:
Total Assets	$1,937,811	$721,021	$421,377	$507,542		$3,587,751

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $30.9 million are reclassified to a net margin basis in accordance with GAAP.
(b)
Includes the impairment of a turbine of $15.0 million, TNP acquisition related costs of $8.7 million and regulatory costs associated with the NMPRC's approval of the acquisition of $2.3 million in operating expenses and an income tax benefit of $10.3 million in income taxes.

(c)	Includes a write-off of software costs of $4.5 million in depreciation and amortization and an income tax benefit of $1.8 million in income taxes.

* Net earnings before cumulative effect of change in accounting principle.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Summarized financial information for PNM by business segment for the year ended December 31, 2004 is as follows (in thousands):

Segments of Business	PNM		PNM	Corporate
	Electric	PNM Gas	Wholesale	& Other		Consolidated
2004:
Operating revenues	$552,563	$489,767	$588,243	$(33,609)	(a)	$1,596,964
Intersegment revenues	5,849	1,154	-	-		7,003
Affiliated Sales	-	-	-	-		-
Total revenues	558,412	490,921	588,243	(33,609)		1,603,967
Less: Cost of energy	186,517	343,219	449,059	(33,609)	(a)	945,186
Intersegment energy transfer	(42,769)	-	42,769	-		-
Gross margin	414,664	147,702	96,415	-		658,781
Operating expenses	259,478	97,412	46,442	776		404,108
Depreciation and amortization	63,050	18,894	14,809	2,880		99,633
Income taxes	22,628	8,063	8,537	(1,264)		37,964
Operating income	69,508	23,333	26,627	(2,392)		117,076

Interest income	28,445	2,253	5,468	1,555		37,721
Other income/(deductions)	2,045	190	1,640	62		3,937
Other income taxes	(12,072)	(967)	(2,814)	1,120		(14,733)
Net interest charges	(34,981)	(11,029)	(13,601)	6,180		(53,431)
Segment net income (loss)	$52,945	$13,780	$17,320	$6,525		$90,570

Gross property additions	$89,124	$35,547	$8,023	$5,457		$138,151

At December 31, 2004:
Total Assets	$1,764,032	$512,538	$430,493	$686,667		$3,393,730

(a)	Reflects EITF 03-11 impact, under which wholesale revenues and the associated cost of energy of $33.6 million are reclassified to a net margin basis in accordance with GAAP.

TNMP

TNMP operates in only one reportable segment; therefore tabular presentation of segment data is not required.

(4) Regulatory Assets and Liabilities

The Company's operations are regulated by the NMPRC, PUCT and the FERC and the Company applies the provisions of SFAS 71 to its regulated operations as applicable. Regulatory assets represent probable future recovery of previously incurred costs, which will be collected from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets are presented below.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNMR

	December 31,
	2006	2005
Assets:	(In thousands)
Current:
PGAC	$217	$24,885
Gas Take-or-Pay Costs	149	1,065
Underground Rate	356	790
Gas Mark-to-Market – PGAC	16,748	1,318
Other	37	-
Subtotal	17,507	28,058
Non-Current:
Mine Reclamation Costs	90,960	94,758
Deferred Income Taxes	80,646	78,671
Gas Mark-to-Market	3,297	-
Financing Costs	24,471	25,362
Pension and OPEB	185,225	-
Loss on Reacquired Debt	18,258	17,398
Renewable Energy Certificates	7,950	5,739
Stranded Costs	89,949	87,316
Carrying Charges on Stranded Costs	41,584	33,918
Rate Case Expense	4,905	-
Other	6,319	4,117
Subtotal	553,564	347,279
Total Regulatory Assets	$571,071	$375,337
Liabilities:
Current:
Gas Mark-to-Market – PGAC	$-	$(7,085)
Off-system sales margin	(1,172)	-
Subtotal	(1,172)	(7,085)
Non-Current:
Cost of Removal	(310,618)	(298,307)
Retail competition transition obligation	(65)	(16,621)
Deferred Income Taxes	(18,500)	(20,244)
Asset Retirement Obligation	(36,068)	(33,367)
Unrealized Gain on PVNGS Decommissioning Trust	-	(7,251)
PVNGS Prudence Audit	(2,734)	(3,555)
Pension and OPEB	(9,940)	-
Industrial Fuel Credit	(3,475)	-
Settlement Due Customers	(853)	(1,075)
Gain on Reacquired Debt	(380)	(692)
Gas Mark-to-Market – PGAC	-	(5,564)
TNP Acquisition – Settlement Due Customers	(2,671)	(2,448)
Other	(4,026)	(3,303)
Subtotal	(389,330)	(392,427)
Total Regulatory Liabilities	$(390,502)	$(399,512)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNM

	December 31,
	2006	2005
	(In thousands)
Assets:
Current:
PGAC	$217	$24,885
Gas Take-or-Pay Costs	149	1,065
Underground Rate	356	790
Gas Mark-to-Market – PGAC	16,748	1,318
Other	37	-
Subtotal	$17,507	$28,058
Non-Current:
Mine Reclamation Costs	90,960	94,758
Deferred Income Taxes	75,353	75,951
Financing Costs	24,471	25,362
Loss on Reacquired Debt	17,471	17,398
Pension and OPEB	185,158	-
Renewable Energy Certificates	7,950	5,739
Gas Mark-to-Market – PGAC	3,297	-
Other	6,319	4,117
Subtotal	410,979	223,325
Total Regulatory Assets	$428,486	$251,383

Liabilities:
Current:
Gas Mark-to-Market – PGAC	$-	$(7,085)
Off-system sales margin	(1,172)	-
Subtotal	(1,172)	(7,085)
Non-Current:
Cost of Removal	(269,964)	(258,682)
Deferred Income Taxes	(18,500)	(20,244)
Asset Retirement Obligation	(36,068)	(33,367)
Unrealized Gain on PVNGS Decommissioning Trust	-	(7,251)
PVNGS Prudence Audit	(2,734)	(3,555)
Settlement Due Customers	(853)	(1,075)
Gain on Reacquired Debt	(380)	(692)
Gas Mark-to-Market – PGAC	-	(5,564)
TNP Acquisition – Settlement Due Customers	(2,671)	(2,448)
Other	(4,026)	(3,303)
Subtotal	(335,196)	(336,181)
Total Regulatory Liabilities	$(336,368)	$(343,266)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

TNMP

	December 31,
	2006	2005
	(In thousands)
Assets:
Non-Current:
Stranded Costs	$89,949	$87,316
Carrying Charges on Stranded Costs	41,584	33,918
Deferred Income Taxes	5,293	2,720
Pension and OPEB	67	-
Loss on Reacquired Debt	787	-
Rate Case Expense	4,905	-
Subtotal	142,585	123,954
Total Regulatory Assets	$142,585	$123,954

Liabilities:
Non-Current:
Cost of Removal	(40,654)	(39,625)
Industrial Fuel Credit	(3,475)	-
Pension and OPEB	(9,940)	-
Retail competition transition obligation	(65)	(16,621)
Total Regulatory Liabilities	$(54,134)	$(56,246)
The Company’s regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding. The Company receives or pays a rate of return on these regulatory assets and regulatory liabilities, except for mine reclamation costs and financing costs. Financing costs are amortized over the life of the debt, with the remaining amortization periods ranging from 2 to 29 years.

The Company is permitted, under rate regulations, to accrue and record a regulatory liability for the estimated cost of removal and salvage associated with certain of its assets through depreciation expense.

With the issuance of SFAS 158, actuarial losses and prior service costs are required to be recorded in accumulated other comprehensive income; however, the amortization of these items is recoverable through the Company’s rates (see Note 12.)

For information related to TNMP’s stranded costs, see Note 17.

PNM records a regulatory asset for renewable energy certificates at $0.005 per KWh. A renewable energy certificate represents one KWh of energy produced from a renewable energy source as defined by the New Mexico Renewable Energy Act. The source of the renewable energy certificates is PNM’s PPA to purchase renewable energy from the New Mexico Wind Energy Center.

PNM’s cost-of-gas revenues collected from sales-service customers are recovered in accordance with NMPRC regulations through the PGAC and represent a pass-through of the cost of natural gas to the customer. An order was issued by the NMPRC in 2001 that approved an agreement regarding the hedging strategy of PNM and the implementation of a price management fund program which includes a continuous monthly balancing account with a carrying charge. This carrying charge has the effect of keeping PNM whole on purchases of gas since it is compensated for the time value of money that exists due to any delay in collections from customers.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that future recovery of its regulatory assets are probable.

(5)       Stockholders’ Equity

PNMR

Stock Split

In May 2004, the Board of PNMR approved a 3-for-2 stock split for shareholders of record on June 1, 2004. All references in the accompanying Consolidated Financial Statements and Notes thereto to PNMR’s shares outstanding and per share amounts have been restated to reflect the stock split.

Changes in common stock for PNMR are as follows:

	Common Stock
	Number	Aggregate
	of Shares	Value
	(Dollars in thousands)

Balance at December 31, 2004	60,464,595	$638,826
Exercise of stock options	-	(16,261)
Tax benefit from exercise of stock options	-	6,527
Issuance of equity-linked units	-	(18,769)
Other charge - equity-linked units	-	11,348
Stock based compensation	-	1,259
Sale of common stock	3,910,000	101,231
Common stock issued for TNP acquisition	4,326,337	87,392
ESPP purchase	85,354	1,872
Balance at December 31, 2005	68,786,286	$813,425
Exercise of stock options	-	(9,641)
Tax benefit from exercise of stock options	-	1,072
Stock based compensation	-	7,539
Sale of common stock	7,777,097	226,098
ESPP purchase	85,089	1,958
Balance at December 31, 2006	76,648,472	$1,040,451

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNM

Changes in common stock for PNM are as follows:

	Common Stock
	Number	Aggregate
	of Shares	Value
	(Dollars in thousands)

Balance at December 31, 2004	39,117,799	$752,350
Equity from parent	-	13,150

Balance at December 31, 2005	39,117,799	$765,500

Balance at December 31, 2006	39,117,799	$765,500

TNMP

Changes in common stock and additional paid-in capital for TNMP are as follows:

	Common Stock
			Additional
	Number	Aggregate	Paid-In
	of Shares	Par Value	Capital
	(Dollars in thousands)

Pre-Acquisition:
Balance at December 31, 2004	10,705	$107	$197,751
Post-Acquisition:
Balance at June 6, 2005	10,705	$107	$-
Purchase accounting adjustments	-	-	556,287
Stock redemption	(1,090)	(11)	(62,000)
Balance at December 31, 2005	9,615	$96	$494,287
Tax on goodwill adjustments	-	-	(1,475)
Balance at December 31, 2006	9,615	$96	$492,812

Dividends

The declaration of common dividends by PNMR is dependent upon a number of factors including the ability of PNMR’s subsidiaries to pay dividends. PNMR’s primary sources of dividends are its operating subsidiaries.

PNM did not pay any cash dividends to PNMR in 2006. PNM paid cash dividends of, $91.0 million and $23.0 million to PNMR in 2005, and 2004, respectively. TNMP did not pay any cash dividends to PNMR in 2006. TNMP paid cash dividends of $12.0 million to PNMR in 2005.

As part of the order approving the formation of PNMR, the NMPRC placed certain restrictions on the ability of PNM and TNMP to pay dividends to PNMR. PNM or TNMP cannot pay dividends which cause its debt rating to fall below investment grade; and neither PNM nor TNMP can pay dividends in any year, as determined on a rolling four quarter basis, in excess of net earnings without prior NMPRC approval. PNM can pay dividends from earnings to PNMR as well as equity contributions made by PNMR. Additionally, PNM has various financial covenants that limit the transfer of assets, through dividends or other means.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

In addition, the ability of PNMR to declare dividends is dependent upon the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance, the NMPRC’s and PUCT’s decisions in various regulatory cases currently pending and which may be docketed in the future, the effect of federal regulatory decisions, Congressional and legislative acts and economic conditions in the United States. Conditions imposed by the NMPRC or PUCT, future growth plans and the related capital requirements and business considerations may also affect PNMR’s ability to pay dividends.

Cumulative Preferred Stock

PNMR has no preferred stock outstanding. PNMR’s restated articles of incorporation authorize 10 million shares of preferred stock, which may be issued without restriction.

The number of authorized shares of PNM cumulative preferred stock is 10 million shares. PNM has 115,293 cumulative preferred shares outstanding. PNM preferred stock does not have a mandatory redemption requirement but may be redeemed at 102% of the stated value with accrued dividends. The holders of the preferred stock are entitled to payment before the holders of common stock in the event of any liquidation or dissolution or distribution of assets of PNM. In addition, PNM’s preferred stock is not entitled to a sinking fund and cannot be converted into any other class of stock of PNM.

TNMP has no preferred stock outstanding. The number of authorized shares of TNMP cumulative preferred stock is 1 million shares.

PNMR Equity-Linked Units and Common Stock

See Note 6 for details related to PNMR’s issuance of equity-linked units and common stock.

TNMP Common Stock

In September 2005, as part of the TNP acquisition financing, TNMP redeemed and cancelled 1,090 shares of its privately held stock held by TNP at the book value of $56,888.91 per share, for a total of $62.0 million. TNP subsequently paid a cash dividend of $62.0 million to PNMR.

(6)	Financing

Borrowing Arrangements Between PNMR and Subsidiaries

In February 2006, the Board approved affiliate borrowing arrangements between PNMR and its subsidiaries that would authorize each subsidiary to borrow up to $50.0 million from PNMR. Neither PNM nor TNMP has entered into an intercompany loan agreement under that authority in 2006. Subsequently, in January 2007, TNMP entered into an intercompany loan agreement with PNMR and can borrow up to $50.0 million.

As of December 31, 2006, TNMP had not entered into an intercompany borrowing arrangement under that PNMR authorization. On January 12, 2007, TNMP entered into a $25.0 million intercompany loan with PNMR under the authorization.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Pursuant to a separate borrowing arrangement, PNM has a $20.0 million promissory note to PNMR payable on or before September 30, 2007. Under this arrangement, PNM agrees to pay all applicable interest on the outstanding balance at the interest rates provided in the agreement. As of December 31, 2006 and December 31, 2005, there were no outstanding borrowings on the promissory note. PNM’s $20.0 million intercompany loan agreement with PNMR was put in place prior to the February 2006 authorization.

PNMR

Long-Term Debt

During 2005, PNMR issued senior notes in conjunction with private and public offerings (see “Equity-Linked Units Offerings” below).

Revolving and Other Credit Facilities

In August 2005, PNMR completed arrangements to expand the size, extend the maturity and modify certain terms and conditions of its previous unsecured revolving credit facility and executed an amended and restated credit agreement (the “PNMR Facility”). The PNMR Facility expands the size of its previous revolving credit facility from $400.0 million to $600.0 million. Under the PNMR Facility, the borrowing availability of First Choice was increased from $100.0 million to $300.0 million to support First Choice’s future business activities. The PNMR Facility has an expiration date of August 15, 2010 and includes two one-year extension options that are subject to approval by a majority of the lenders. One such extension option was exercised extending the maturity of $574.0 million of borrowing capacity to August 15, 2011. At December 31, 2006, no borrowings were outstanding under the PNMR Facility (see First Choice below); however, $63.3 million of letters of credit are outstanding, which reduces the available capacity under the PNMR Facility.

At December 31, 2006, PNMR also had $15.0 million in local lines of credit. There were no outstanding borrowings under the local lines of credit at December 31, 2006.

In June 2005, PNMR established a commercial paper program under which it may issue up to $400.0 million in commercial paper for up to 270 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNMR Facility serves as a backstop for the outstanding commercial paper. At December 31, 2006, PNMR had $263.6 million of commercial paper outstanding.

At December 31, 2006, First Choice had up to $300.0 million of borrowing capacity under the PNMR Facility. Any borrowings made by First Choice under this sublimit are guaranteed by PNMR. At December 31, 2006, First Choice had no borrowings outstanding under the PNMR Facility; however, First Choice had $5.0 million of letters of credit outstanding, which reduces the available capacity under the PNMR Facility. TNMP is also a borrower under the PNMR Facility (see “TNMP” below).

Financing Activities

Shelf Registration Statement

PNMR has a universal shelf registration statement filed with the SEC for the issuance of debt securities and equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of December 31, 2006, PNMR had approximately $400.0 million of remaining unissued securities under this registration statement.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

In August 2006, PNMR filed a new universal shelf registration statement with the SEC. Under SEC rules, this new universal shelf registration statement may be amended to add additional securities. As a result, subject to certain conditions and limitations, this new shelf registration statement has unlimited capacity.

Interest Rate Swaps

PNMR has entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million. Under these swaps, PNMR receives a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and pays a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount through September 15, 2008. The initial floating rate was 1.91% and will be reset every six months. The floating rate was reset on September 15, 2006, to 6.01%. The swap is accounted for as a fair-value hedge with a liability position of approximately $4.2 million as of December 31, 2006.

Twin Oaks Financing

On April 18, 2006, PNMR entered into a short-term loan agreement for temporary financing of the Twin Oaks acquisition (see Note 2). Under the term loan agreement, PNMR was permitted to borrow up to $480.0 million in a single draw on or after April 18, 2006, to finance the acquisition of Twin Oaks and related expenses. Term loans made under this agreement bear interest at a base rate (the greater of the prime rate in effect and the Federal Funds Rate plus ½ of 1%) or an adjusted Eurodollar rate (equal to the British Bankers Association LIBOR rate plus an additional percentage based on PNMR’s then current long-term senior unsecured non-credit enhanced debt rating). On April 18, 2006, PNMR borrowed $480.0 million under the term loan agreement. PNMR used the proceeds of the loan to make capital contributions totaling $480.0 million to Altura through the two wholly owned subsidiaries that are partners in Altura to provide the funds for the acquisition of Twin Oaks. PNMR must repay the loan by April 17, 2007, unless accelerated in accordance with the terms of the agreement or prepaid in whole or in part. As of December 31, 2006, $230.5 million of the term loan was repaid.

Forward Starting Swaps

During October 2004, PNMR entered into two forward starting floating-to-fixed rate interest rate swaps with an aggregate notional principal amount of $100.0 million. These swaps became effective August 1, 2005 and were to terminate November 15, 2009. Under these swaps, PNMR receives a floating rate equal to the three month LIBOR rate on the notional principal amount and pays a fixed interest rate of 3.975% on the notional principal amount on a quarterly basis. The initial floating rate was set on August 1, 2005, at 3.693%, to be reset every three months.

From November 2004 through June 30, 2005, the swaps were accounted for as a cash flow hedge against borrowings under a five-year $400.0 million PNMR revolving credit agreement dated November 15, 2004. The PNMR Facility replaced the November 2004 credit agreement in August 2005. Effective June 30, 2005, the swaps were de-designated as cash flow hedges due to a change in the underlying borrowings being hedged from the November 2004 credit agreement at the inception of the hedge to commercial paper. The mark-to-market change in the fair value of theses swaps was subsequently recognized on PNMR’s Consolidated Statement of Earnings. At December 31, 2005, the increase in fair value related to these swaps was $2.8 million. Of this increase, $0.4 million was recorded in accumulated other comprehensive income on PNMR’s Consolidated Balance Sheet and $2.4 million was recognized in other income on PNMR’s Consolidated Statement of Earnings for the year ended December 31, 2005. These two interest rate swaps were sold on May 19, 2006. The current amount recorded in other comprehensive income will be recognized in income over a 3 year period ending in November 2009.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

TNP Acquisition

In conjunction with the acquisition of TNP, on June 6, 2005, PNMR made an equity investment of approximately $110.5 million in TNP, which TNP used to repay in full amounts owing under TNP’s credit agreement. In addition, pursuant to PNMR’s acquisition of TNP, PNMR agreed to provide funds to TNP to enable TNP to redeem (a) TNP's 14.5% Senior Redeemable Preferred Stock, Series C, (b) TNP's 14.5% Senior Redeemable Preferred Stock, Series D (collectively, “Preferred Stock”), and (c) TNP’s 10.25% Senior Subordinated Notes due 2010, Series B (“Senior Notes”). On July 6, 2005, TNP redeemed the Preferred Stock by tendering $224.6 million to the holders of the Preferred Stock and redeemed the Senior Notes by tendering $296.5 million to holders of the Senior Notes (tendered amounts include interest, as applicable). In order to fund a portion of the cost of redemption of TNP’s Preferred Stock and Senior Notes, PNMR issued $370.0 million of commercial paper short-term notes under the PNMR commercial paper program. The balance of the funds necessary for the redemption came from other cash available to PNMR and the total redemption amount was an equity investment by PNMR in TNP.

Equity-Linked Units Offering - Private

In October 2005, PNMR completed a private offering of 4,000,000 equity-linked units at 6.625%. PNMR received $100.0 million in proceeds from this transaction and there were no underwriting discounts or commissions. PNMR used the proceeds to repay short-term borrowings, which included borrowings for the acquisition of TNP.

Each equity-linked unit consists of a purchase contract and a 2.5% undivided beneficial ownership interest in one of PNMR’s senior notes with a stated amount of $1,000, which corresponds to a $25.00 stated amount of PNMR’s senior notes. The ownership interest in the senior notes is initially pledged to secure the purchaser’s obligation to purchase PNMR common stock under the related purchase contract. The senior notes are scheduled to mature in August 2010 (subject to the remarketing described below) and bear interest initially at the annual rate of 5.1%. The purchase contracts entitle the purchaser to quarterly contract adjustment payments of 1.525% per year on the stated amount of $25.00.

Each purchase contract contains a mandatory obligation for the holder to purchase, and PNMR to sell, at a purchase price of $25.00 in cash, shares of PNMR’s common stock (or preferred stock under certain circumstances in a ratio of 1/10 of a preferred share for each share of common stock) on or before November 16, 2008. Generally, the number of shares the purchaser is obligated to purchase depends on the average closing price per share of PNMR’s common stock over a 20-day trading period ending on the third trading day immediately preceding November 16, 2008, subject to anti-dilution adjustments. If the average closing price for the 20-day trading period is equal to or greater than approximately $25.116 per share, the settlement rate will be 0.9954 shares of common stock. If the average closing price for the trading period is less than approximately $25.116 per share but greater than $20.93 per share, the settlement rate is equal to $25.00 divided by the average closing price of PNMR’s common stock for the trading period. If the average closing price for the trading period is less than or equal to $20.93 per share, the settlement rate will be 1.1945 shares of common stock. The purchaser has the option to settle its obligations under the purchase contracts at any time on or prior to the fifth business day immediately preceding November 16, 2008. Prior to November 16, 2008, the senior notes will be remarketed. If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by PNMR, but no later than November 2011. If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the equity-linked units will have the option of putting their senior notes to PNMR to satisfy their obligations under the purchase contracts. PNMR expects that the remarketing of the senior notes will be successful.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The purchase contracts are forward transactions in PNMR’s common stock. Upon issuance in October 2005, a liability for the present value of the purchase contract adjustment payments of $4.6 million was recorded as a reduction to stockholders’ equity, with an offsetting increase to other long-term liabilities. Subsequent contract adjustment payments will reduce this liability. In addition, other charges of $11.3 million was recorded based on the increase in PNMR's stock price from August 2004, when the agreement was signed, to October 2005, when the equity-linked units were issued. Upon settlement of each purchase contract, PNMR will receive the stated amount of $25.00 on the purchase contract and will issue the requisite number of shares of common stock (or preferred stock under certain circumstances in a ratio of 1/10 of a preferred share for each share of common stock). The stated amount received will be recorded as an increase to stockholders’ equity.

Before the issuance of common stock (or preferred stock under certain circumstances in a ratio of 1/10 of a preferred share for each share of common stock) upon settlement of the purchase contracts, the equity-linked units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, “Earnings per Share” (“SFAS 128”). Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by PNMR in the market at the average market price during the period, using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of PNMR’s common stock for the reporting period is above approximately $25.116, and will potentially occur when the average price of PNMR’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of PNMR’s common stock for the full reporting period. The dilution effect for the year ended December 31, 2006 was approximately 239,600 shares.

Equity-Linked Units Offering - Public

In March 2005, PNMR completed a public offering of 4,945,000 6.75% equity-linked units, yielding net proceeds after fees of $239.6 million. PNMR used the net proceeds to retire high cost TNP debt and preferred stock, to complete the construction of Luna and for other general corporate purposes.

Each equity-linked unit consists of a purchase contract and a 5.0% undivided beneficial ownership interest in one of PNMR’s senior notes with a stated amount of $1,000, which corresponds to a $50.00 stated amount of PNMR’s senior notes. The ownership interest in the senior notes is initially pledged to secure the corporate unit holder’s obligation to purchase PNMR common stock under the related purchase contract. The senior notes are scheduled to mature in May 2010 (subject to the remarketing described below) and bear interest at a rate of 4.8% per year. The purchase contracts entitle their holders to contract adjustment payments of 1.95% per year on the stated amount of $50.00.

Each purchase contract contains a mandatory obligation for the holder to purchase, and PNMR to sell, at a purchase price of $50.00 in cash, shares of PNMR’s common stock on or before May 16, 2008. Generally, the number of shares each holder of the equity-linked units is obligated to purchase depends on the average closing price per share of PNMR’s common stock over a 20-day trading period ending on the third trading day immediately preceding May 16, 2008, subject to anti-dilution adjustments. If the average closing price for the 20-day trading period is equal to or greater than approximately $32.65 per share, as of December 31, 2006, the settlement rate will be 1.5402 shares of common stock. If the average closing price for the trading period is less than approximately $32.65 per share but greater than $26.76 per share, as of December 31, 2006, the settlement rate is equal to $50.00 divided by the average closing price of the Company’s common stock for the trading period. If the average closing price for the trading period is less than or equal to $26.76 per share, the settlement rate will be 1.8791 shares of common stock. The holders of equity-linked units have the option to settle their obligations under the purchase contracts at any time on

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

or prior to the seventh business day immediately preceding May 16, 2008. Prior to May 16, 2008, the senior notes will be remarketed. If the remarketing is successful, the interest rate on the senior notes may change to a rate selected by the remarketing agent, and the maturity of the senior notes may be extended to a date selected by PNMR, but no later than May 2038. If the remarketing of the senior notes is not successful, the maturity and interest rate of the senior notes will not change and holders of the equity-linked units will have the option of putting their senior notes to PNMR to satisfy their obligations under the purchase contracts. PNMR expects that the remarketing of the senior notes will be successful.

The purchase contracts are forward transactions in PNMR’s common stock. Upon issuance, a liability for the present value of the purchase contract adjustment payments of $13.9 million was recorded as a reduction to stockholders’ equity, with an offsetting increase to other long-term liabilities. Subsequent contract adjustment payments will reduce this liability. Upon settlement of each purchase contract, PNMR will receive the stated amount of $50.00 on the purchase contract and will issue the requisite number of shares of common stock. The stated amount received will be recorded as an increase to stockholders’ equity. PNMR has reserved 10 million shares of its common stock for issuance pursuant to the purchase contracts.

Before the issuance of common stock upon settlement of the purchase contracts, the equity-linked units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS 128. Dilution will occur for periods when the average market price of PNMR’s common stock for the reporting period is above approximately $32.65, and will potentially occur when the average price of PNMR’s common stock for the 20-day trading period preceding the end of the reporting period is lower than the average price of PNMR’s common stock for the full reporting period. There was no dilution for the year ended December 31, 2006.

Sale of PNMR Common Stock

In March 2005, PNMR issued 3,910,000 shares of its common stock at $26.76 per share. PNMR received net proceeds from this offering, after deducting underwriting discounts and commissions and estimated expenses, of approximately $101.0 million. PNMR used the net proceeds to retire high cost TNP debt and preferred stock and to complete the construction of Luna, a combined-cycle power plant near Deming, New Mexico and for other general corporate purposes.

Pursuant to the terms of the PNM Direct Plan, PNMR began offering new shares of PNMR common stock through the plan beginning in June 2006. PNMR may also waive the maximum investment limit upon request in individual cases pursuant to the terms of the plan. In August 2006, PNMR entered into an equity distribution agreement to offer and sell up to 8 million shares of PNMR common stock from time to time. The agreement provides that PNMR will not sell more shares than needed for the aggregate gross proceeds from such sales to reach $200.0 million. For the year ended December 31, 2006, PNMR had sold a combined total of 2.0 million shares of its common stock through the PNMR Direct Plan and the equity distribution agreement for net proceeds of $55.3 million, at a weighted average price of $27.63.

In December 2006, PNMR issued 5,750,000 shares of its common stock at $30.79 per share. PNMR received net proceeds from this offering, after deducting underwriting discounts and commissions and estimated expenses, of approximately $170.8 million. PNMR used the net proceeds from these stock sales to prepay debt associated with the acquisition of Twin Oaks.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNM

Long-Term Debt

PNM has total long-term debt outstanding in the amount of $987 million, which is comprised of $401 million of taxable senior unsecured debt and $586 million of tax-exempt debt. Out of $586 million tax-exempt bonds, $65 million is in the form of first mortgage bonds, with the mortgage lien on PNM’s ownership interest in PVNGS, and the rest is collateralized by the SUNs. In July of 2006, the City of Farmington adopted an inducement resolution, which is expected to support the future issuance of new tax-exempt bonds used to finance a portion of the environmental project at the San Juan plant.

Revolving and Other Credit Facilities

In August 2005, PNM entered into a new $400.0 million unsecured credit agreement (the “PNM Facility”) to replace an existing $300.0 million facility. The PNM Facility was for a one-year term and was to expire August 17, 2006. On July 6, 2006, the NMPRC approved extending the maturity for this facility to August 17, 2010, which became effective upon receipt of the NMPRC order by the agent bank on August 10, 2006. The PNM Facility also includes two one-year extension options, which were also approved by NMPRC. One such extension option was exercised extending the maturity of $386.0 million of borrowing capacity to August 17, 2011. The remaining extension option is still subject to approval by a majority of the lenders and must be exercised no later than August 17, 2007. There were no amounts outstanding under the PNM Facility as of December 31, 2006.

At December 31, 2006, PNM also had $13.5 million in local lines of credit and a $20.0 million borrowing arrangement with PNMR. There were no outstanding borrowings under the PNM Facility, the local lines of credit or the borrowing arrangement with PNMR at December 31, 2006; however, $3.1 million of letters of credit were outstanding, which reduces the available capacity under the PNM Facility.

PNM has a commercial paper program under which PNM may issue up to $300.0 million in commercial paper for up to 365 days. The commercial paper is unsecured and the proceeds are used for short-term cash management needs. The PNM Facility serves as a backstop for the outstanding commercial paper. As of December 31, 2006, PNM had $251.3 million in commercial paper outstanding.

Financing Activities

PNM has a universal shelf registration statement filed with the SEC for the issuance of debt securities, equity securities, preferred stock, purchase contracts, purchase contract units and warrants. As of December 31, 2006, PNM had approximately $200.0 million of remaining unissued securities registered under its shelf registration statement.

Asset Securitization

PNM had an accounts receivable securitization program with a maximum borrowing capacity of $70.0 million. This program provided for the securitization of PNM’s retail electric service accounts receivable and retail gas service accounts receivable. Under the securitization program, PNM would periodically sell its accounts receivable, principally retail receivables, to a bankruptcy remote subsidiary, PNM Receivables Corporation, which in turn pledged an undivided interest in the receivables to an unaffiliated conduit commercial paper issuer. As of December 31, 2005 and 2004, PNM had no outstanding borrowings under the accounts receivable securitization program, which was secured by $129.5 million and $143.7 million of accounts receivable, respectively. PNM Receivables Corporation is consolidated in PNM’s financial statements. The accounts receivable program expired in April 2006 and was not renewed.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

New Mexico Energy Investments LLC

In 2002, PNM entered into an agreement with FPL to develop a 200 MW wind generation facility in New Mexico. PNM began receiving commercial power from the project in June 2003. FPL owns and operates the New Mexico Wind Energy Center, which consists of 136 wind-powered turbines on a site in eastern New Mexico. PNM has a contract to purchase all the power generated by the New Mexico Wind Energy Center for 25 years.

On December 20, 2006, PNM entered into purchase and sale agreement with ESI Northeast Energy LP, Inc., an affiliate of FPL, and acquired an interest in the New Mexico Wind Energy Center by the purchase of a 1% membership interest in New Mexico Energy Investments, LLC for $21.2 million. At closing, PNM paid $6.2 million in cash and obtained a secured promissory note for $15.0 million at an annual interest rate of 6%. PNM will make an annual payment of $2.7 million for principal and interest until the final maturity date of the promissory note on December 31, 2013. PNM will receive state and federal tax benefits from its ownership interest. PNM’s ownership interest terminates on December 31, 2013.

TNMP

Long-Term Debt

In 1999 and 2003, respectively, TNMP issued $175.0 million, 6.25% senior unsecured notes that mature in 2009 and $250.0 million, 6.125% senior notes that mature in 2008. TNMP is required to redeem the 6.125% senior notes if it receives proceeds from the securitization of stranded costs. As of December 31, 2006, this has not occurred.

Revolving and Other Credit Facilities

TNMP was added as a borrower under the PNMR Facility in September 2005 and can issue notes up to $100.0 million under the PNMR facility. Any borrowings made by TNMP under this sublimit are not guaranteed by PNMR. At December 31, 2006, TNMP had no outstanding borrowings under the PNMR Facility. However, TNMP had $2.0 million letters of credit outstanding, which reduces the available capacity under the PNMR facility.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(7)	Lease Commitments

PNMR

PNMR’s operating lease expense, including TNP lease expense from June 6, 2005 through December 31, 2005, was approximately $36.1 million in 2006, $36.7 million in 2005, and $33.0 million in 2004. Aggregate minimum payments to be received in future periods under non-cancelable subleases are approximately $0.9 million.

PNMR’s future minimum operating and capital lease payments at December 31, 2006 are:

	Operating	Capital
	(In thousands)

2007	$30,788	$3,298
2008	31,724	2,234
2009	27,962	1,788
2010	26,755	1,092
2011	27,074	656
Later years	184,864	271

Total minimum lease payments	$329,167	$9,339

Vehicles Under Capital Lease	Accumulated Amortization
$18,718	$(9,379)

PNM

PNM leases interests in Units 1 and 2 of PVNGS, certain transmission facilities, office buildings and other equipment under operating leases. Covenants in PNM’s PVNGS Units 1 and 2 lease agreements, expiring in 2015 and 2016, limit PNM’s ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions.

PNM’s other significant operating lease obligations include a leased interest in the EIP transmission line with annual lease payments of $2.8 million and a PPA for the entire output of Delta, a gas-fired generating plant in Albuquerque, New Mexico, with imputed annual lease payments of $6.0 million. See Note 9 for additional information about the Delta operating lease. PNM’s operating lease expense was approximately $28.4 million in 2006, $28.5 million in 2005, and $27.6 million in 2004. Aggregate minimum payments to be received in future periods under non-cancelable subleases are approximately $0.9 million.

PNM has several capital leases for certain fleet vehicles. At December 31, 2006 and 2005, $2.3 million and $1.5 million of these capital leases were recorded in long and short term debt.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNM’s future minimum operating lease payments at December 31, 2006 are:

	Operating	Capital
	(In thousands)

2007	$27,075	$710
2008	28,062	672
2009	25,333	508
2010	24,215	270
2011	24,985	91
Later years	177,475	55

Total minimum lease payments	$307,145	$2,306

Vehicles Under Capital Lease	Accumulated Amortization
$3,318	$(1,012)

TNMP

TNMP has several leases for certain fleet vehicles. At December 31, 2006, $6.9 million of these capital leases were recorded as long and short term debt. TNMP’s operating lease expense was approximately $1.4 million in 2006, $1.4 million in 2005, and $1.1 million in 2004.

TNMP’s future minimum operating lease payments at December 31, 2006 are:

	Operating	Capital
	(In thousands)

2007	$374	$2,523
2008	362	1,506
2009	4	1,276
2010	1	822
2011	1	566
Later years	15	216

Total minimum lease payments	$757	$6,909

Vehicles Under Capital Lease	Accumulated Amortization
$15,069	$(8,160)

(8)	Fair Value of Financial Instruments

PNMR and PNM

Overview

GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current transaction. Fair value is based on market quotes provided by the Company’s investment bankers and trust advisors. The market prices used to value the Company’s mark-to-market energy portfolio are based on closing exchange prices and over-the-counter quotations.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Interest Rate Management

The Company may enter into agreements for derivative instruments, including options and swaps, to manage risks related to changes in interest rates. At the inception of any such transaction, the Company documents relationships between the hedging instruments and the items being hedged. This documentation includes the strategy that supports executing the specific transaction. See Note 6 for details regarding interest rate swaps PNMR has entered into.

PNMR

Carrying Amount/Fair Value

The carrying amounts reflected on PNMR’s Consolidated Balance Sheets approximate fair value for cash, temporary investments, receivables, and payables due to the short period of maturity. The carrying amount and fair value of PNMR’s financial instruments (including current maturities) are:

	December 31, 2006		December 31, 2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Long-term debt	$1,765,907	$1,796,903	$1,746,395	$1,828,990
Investment in PVNGS lessor notes	$257,659	$290,940	$286,678	$331,961

PNMR’s available-for-sale securities consist solely of PNM assets held in trust for its share of decommissioning costs of PVNGS and PNM’s executive retirement program. The trusts hold equity and fixed income securities. These amounts are included in other investments on the Consolidated Balance Sheets. (See Note 1 for additional information related to the fair value of investments.) The carrying value, gross unrealized gains and losses and estimated fair value of investments in available-for-sale securities are as follows:

	At and For the Year Ended December 31, 2006
	Unrealized Gains	Unrealized Losses	Fair Value
		(In thousands)
Available-for-sale:
Equity securities	$24,710	$-	$83,648
Municipal bonds	996	(1)	25,802
U.S. Government securities	122	-	7,423
Corporate bonds	12	-	2,518
Other investments	-	-	8,719
	$25,840	$(1)	$128,110

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

	At and For the Year Ended December 31, 2005
	Unrealized Gains	Unrealized Losses	Fair Value
		(In thousands)
Available-for-sale:
Equity securities	$19,155	$(459)	$73,562
Municipal bonds	932	(58)	24,621
U.S. Government securities	163	(76)	6,786
Corporate bonds	10	(72)	2,569
Other investments	30	(5)	3,569
	$20,290	$(670)	$111,107

At December 31, 2006, the available-for-sale securities held by PNMR had the following maturities:

Fair Value
(In thousands)

Within 1 year	$380
After 1 year through 5 years	5,400
After 5 years through 10 years	7,018
Over 10 years	22,945
Equity securities	83,648
Other investments	8,719
$128,110

The proceeds and gross realized gains and losses on the disposition of available-for-sale investments for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Proceeds from sales	$88,599	$106,624	$51,213
Gross realized gains	$10,970	$11,825	$6,737
Gross realized losses	$(5,256)	$(3,176)	$(4,068)

During 2005, PNMR determined that one of its investments, Wood River, had experienced a loss in market value. During the third quarter of 2005, PNMR wrote down the value of its investment in Wood River to zero and incurred a loss of approximately $3.6 million. In the fourth quarter of 2005, the assets held in the Wood River fund were transferred into receivership as part of a civil complaint filed by the SEC against Wood River. Prior to this, the investments in Wood River were classified and accounted for as trading securities. At December 31, 2005, due to the change in circumstances surrounding Wood River, PNMR’s investment was reclassified from trading to available-for-sale in accordance with SFAS 115. The fair value of PNMR’s investment in Wood River was determined to be zero at December 31, 2005 and December 31, 2006. PNMR cannot predict when or if it will receive a return of the cash value of its investment in Wood River.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNM

Carrying Amount/Fair Value

The carrying amounts reflected on PNM’s Consolidated Balance Sheets approximate fair value for cash, temporary investments, receivables, and payables due to the short period of maturity. The carrying amount and fair value of PNM’s financial instruments (including current maturities) are:

	December 31, 2006		December 31, 2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Long-term debt	$987,205	$993,740	$987,068	$1,052,736
Investment in PVNGS lessor notes	$257,659	$290,940	$286,678	$331,961

PNM’s investment in the EIP transmission line and related facilities includes a 60% ownership and a 10.25% note investment maturing in 2012. It is carried at cost on the Consolidated Balance Sheet in other investments. The balance as of December 31, 2006 and 2005 was $10.9 million and $12.0 million, respectively.

TNMP

Carrying Amount/Fair Value

The carrying amounts reflected on TNMP’s Consolidated Balance Sheets approximate fair value for cash, temporary investments, receivables, and payables due to the short period of maturity. The carrying value for these items reflects the fair value recorded at the date of acquisition, June 6, 2005, in accordance with SFAS 71. The carrying amount and fair value of TNMP’s financial instruments (including current maturities) are:

	December 31, 2006		December 31, 2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(In thousands)

Long-term debt	$420,546	$422,587	$415,864	$432,792

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Derivative Instruments

The Company may enter into agreements for the sale or purchase of derivative instruments, including options and swaps, to manage risks related to changes in natural gas prices and electricity prices. At the inception of any such transaction, the Company documents the relationships between the hedging instruments and the items being hedged. This documentation includes the strategy that supports executing the specific transaction.

The Company utilizes the following derivative instruments by commodity type:

Energy Contracts - forward derivative physical and financial purchases and sales of electricity and natural gas with the intent of optimizing the Company’s net generation position and to take advantage of existing market opportunities.

Gas Fixed-for-Float Swaps - forward financial and physical contracts and sales of fixed-for-float price and basis swaps to manage the price risk associated with electricity and natural gas and to hedge the variable component of certain heat-rate based power products.

Options - forward physical and financial purchases and sales of electricity and natural gas option-type derivative instruments with the intent of optimizing the Company’s net generation position and to take advantage of existing market opportunities.

PGAC portion of options, swaps and hedges - forward financial and physical transactions to hedge a portion of PNM’s winter gas purchase portfolio.

PNMR

In addition to the commodity transactions that PNM and TNMP enter into as described below, two other subsidiaries of PNMR enter into commodity transactions.

Normal Sales and Purchases Transactions

PNMR’s subsidiary, First Choice, enters into physical energy contracts to meet the needs of its competitive and price-to-beat customer load. These contracts qualify for “normal” accounting designation pursuant to SFAS 133, as the energy purchased is physically delivered and sold to First Choice customers within ERCOT. Expenses related to these purchases are recorded in cost of energy at the time of delivery.

PNMR’s subsidiary, Altura, at the time of acquisition of Twin Oaks (see Note 2), assumed an existing contract for the energy output of the Twin Oaks facility. This contract qualifies for “normal” accounting designation pursuant to SFAS 133, as the energy sold is physically delivered within ERCOT to meet the needs of the purchaser’s load requirements. Revenue related to this sale is recorded in electric revenues at the time of delivery.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Hedge Accounting Transactions

First Choice also enters into natural gas swaps and options to hedge the variable component of certain heat-rate power contracts used to serve retail customer load. The heat-rate contracts are priced based on a gas-to-power conversion factor using the NYMEX last day natural gas rates. Both the natural gas swaps and options qualify for cash flow hedge accounting treatment under SFAS 133. The natural gas swaps and the underlying power contract both contain like terms as both are indexed to NYMEX last day rates, therefore the transactions are effective and no hedge ineffectiveness is recorded. The settlement day for the natural gas option contracts is one day prior to NYMEX last day. The Company has tested the effectiveness and determined that the transactions are highly effective in offsetting changes associated with the underlying power contract. The ineffectiveness reported through the income statement as of December 31, 2006 was immaterial. The maximum length of time over which First Choice is hedging its exposure to the variability in future cash flows is October 2007.

Altura, at the time of the acquisition of Twin Oaks (see Note 2), assumed an existing forward contract for the energy output of the Twin Oaks facility. This forward physical contract is designated as a hedge of the cash flow risk associated with Twin Oaks’ forecasted excess generation. This hedge is effective in offsetting future cash flow volatility caused by changes in the forward price of electricity and qualifies for hedge accounting under SFAS 133. There is no hedge ineffectiveness on this transaction because the hedged transaction and the hedged item are based on the same forward curve. Any market changes in valuation are recorded in other comprehensive income. The length of time over which Twin Oaks is hedging its exposure to the variability in future cash flows is through December 2010.

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

SO2 Allowances

The Company has entered into a fair value hedge to protect against fair-value changes to the Company’s SO2 emission allowances inventory. The Company assessed the effectiveness of the fair value hedge based on the changes in the intrinsic value of the hedging instrument and the hedged item. At December 31, 2006, the Company recognized an ineffective gain on the hedging transaction of $0.9 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNMR’s commodity derivative instruments are summarized as follows:

	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy Contracts	$17,773	$11,650	$7,208	$6,616
Gas fixed for float swaps	21,875	6,488	4,655	10,465
Options	4,032	3,719	-	261
PGAC portion of options, swaps and hedges	-	-	16,748	8,403
Total Current Assets	43,680	21,857	28,611	25,745

Deferred Charges
Energy Contracts	2,666	3,477	26,991	-
Gas fixed for float swaps	7,288	12,459	1,872	13,615
Options	1,028	5,356	-	-
PGAC portion of options, swaps and hedges	-	-	3,337	5,563
Total Deferred Charges	10,982	21,292	32,200	19,178

Total Assets	$54,662	$43,149	$60,811	$44,923

Current Liabilities
Energy Contracts	$(16,499)	$(7,333)	$-	$(503)
Gas fixed for float swaps	(21,518)	(7,151)	(6,845)	(3,456)
Options	(4,003)	(3,234)	(109)	(1,358)
PGAC portion of options, swaps and hedges	-	-	(16,748)	(8,403)
Total Current Liabilities	(42,020)	(17,718)	(23,702)	(13,720)

Long-Term Liabilities
Energy Contracts	(7,472)	(3,444)	(154)	-
Gas fixed for float swaps	(862)	(12,257)	(1,915)	-
Options	(842)	(5,202)	-	-
PGAC portion of options, swaps and hedges	-	-	(3,337)	(5,563)
Total Long-Term Liabilities	(9,176)	(20,903)	(5,406)	(5,563)

Total Liabilities	$(51,196)	$(38,621)	$(29,108)	$(19,283)

Net Total Assets and Total Liabilities	$3,466	$4,528	$31,703	$25,640

Gains or losses related to hedged instruments are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings. The amount which will be reclassified to earnings in the next twelve months represents the net of current assets and current liabilities, excluding the PGAC, in the above table.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNM

Normal Sales and Purchases Transactions

PNM enters into physical gas contracts to meet the needs of its gas retail sales-service customers. These contracts qualify for “normal” accounting designations pursuant to SFAS 133 and related interpretations.

PNM also enters into forward physical contracts for the sale of PNM’s electric capacity in excess of its retail and wholesale firm requirement needs, including reserves. In addition, PNM enters into forward physical contracts for the purchase of retail needs, including reserves, when resource shortfalls are forecast to exist. PNM generally accounts for these as normal sales and purchases as defined by SFAS 133. From time to time PNM makes forward purchases to serve its retail needs when the cost of purchased power is less than the incremental cost of its generation.

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

PNM also enters into financial swaps to hedge the variable portion of its winter gas portfolio. PNM has hedged 15.8 million MMBtus utilizing the fixed-for-float strategy for the 2006-2007 and the 2007-2008 winter heating season. Any settled fixed-for-float financial transactions are passed through PNM’s PGAC.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Wholesale Gas

PNM also enters into various fixed-for-float price swaps to manage the costs associated with running PNM’s gas-fired generation units. The hedges are effective in offsetting future cash flow volatility caused by changes in natural gas prices. There is no hedge ineffectiveness on these transactions because the hedged transactions and the hedged item are based on the same forward curve. Any market changes in valuation are recorded in other comprehensive income. The maximum length of time over which PNM is hedging its exposure to the variability in future cash flows is through June 2016.

Mark-to-Market Transactions

Wholesale Electricity

PNM enters into various commodity derivative instruments, including but not limited to, forward physical contracts and options for the purchase and sale of electricity with the intent of optimizing market opportunities. These derivative contracts do not qualify for “normal” or “hedge” designation pursuant to SFAS 133, and are marked to market. The change in mark-to-market valuation is recognized in earnings each period and is recorded in operating revenues, if a sales position, and cost of energy, if a purchase position, as applicable.

Wholesale Gas

PNM enters into various fixed-for-float price swaps to manage the price risk of certain forward sales of power. These contracts, along with the underlying power sales, are marked to market in accordance with GAAP. The change in market valuation is recognized in earnings each period.

Liquidity Reserves

The market prices used to value PNM mark-to-market energy transactions and cash flow contracts are based on index prices and broker quotations. PNM enters into long-term physical option contracts and long-term financial gas swap contracts that are classified as derivatives and consequently marked to market through earnings. Generally, market data to value these types of transactions at PNM is available for up to five years for gas swaps and up to 18 months for options.  The remaining periods are referred to as the illiquid period, and is valued using internally developed pricing data. As a result, PNM records liquidity reserves on these contracts for market gains and losses in the illiquid period. PNM regularly assesses the validity and availability of pricing data for the illiquid period of its derivative transactions and adjusts its liquidity reserves, accordingly.

PNM also records liquidity reserves for the illiquid period for electricity contracts. This period is greater than five years which requires internal model assumptions and calculations to establish a forward market curve.

Management evaluates the availability of market data for the Company’s commodity derivative instruments.  As of December 31, 2006, Risk Management has established that valid market pricing exists for gas swap commodities for up to 5 years. As of December 31, 2005, valid market price for gas swap commodities was available for up to 18-months.  The change in liquidity periods is a Change in Accounting Estimate under SFAS No. 154, “Accounting Changes and Error Corrections”.  The effect on income from continuing operations was an increase of $2.5 million before taxes. The impact on earnings per share is $0.02 per share.  Fluctuating commodity prices on open positions prevent the Company from predicting with certainty the future impact of the change in accounting estimate.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNM’s commodity derivative instruments are summarized as follows:

	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy Contracts	$16,374	$6,126	$1,057	$6,616
Gas fixed for float swaps	1,950	2,074	1,615	9,150
Options	2,986	2,109	-	-
PGAC portion of options, swaps and hedges	-	-	16,748	8,403
Total Current Assets	21,310	10,309	19,420	24,169

Deferred Charges
Energy Contracts	2,666	3,477	-	-
Gas fixed for float swaps	7,101	12,459	1,872	13,615
Options	825	5,356	-	-
PGAC portion of options, swaps and hedges	-	-	3,337	5,563
Total Deferred Charges	10,592	21,292	5,209	19,178

Total Assets	$31,902	$31,601	$24,629	$43,347

Current Liabilities
Energy Contracts	$(10,928)	$(5,931)	$-	$(503)
Gas fixed for float swaps	(6,440)	(351)	(2,872)	(1,255)
Options	(3,255)	(2,158)	-	-
PGAC portion of options, swaps and hedges	-	-	(16,748)	(8,403)
Total Current Liabilities	(20,623)	(8,440)	(19,620)	(10,161)

Long-Term Liabilities
Energy Contracts	(7,472)	(3,444)	(154)	-
Gas fixed for float swaps	(421)	(12,257)	(1,915)	-
Options	(801)	(5,202)	-	-
PGAC portion of options, swaps and hedges	-	-	(3,337)	(5,563)
Total Long-Term Liabilities	(8,694)	(20,903)	(5,406)	(5,563)

Total Liabilities	$(29,317)	$(29,343)	$(25,026)	$(15,724)

Net Total Assets and Total Liabilities	$2,585	$2,258	$(397)	$27,623

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

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

(9)	Variable Interest Entities

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (Revised December 2003) (“FIN 46R”), became effective January 1, 2004 for those entities considered to be special purpose entities, and March 31, 2004 for others. Under the model for consolidation promulgated by FIN 46R, a PPA may qualify as a variable interest if its terms expose the purchaser to variability in supply or operating costs and the contract is for a significant portion of the entity’s generating capacity. PNM evaluated its PPAs under the provisions of FIN 46R and determined that one purchase contract entered into prior to December 31, 2003 qualifies as a variable interest. Although PNM has continued to make ongoing efforts to obtain information, PNM was unable to obtain the necessary information needed to determine if PNM was the primary beneficiary and if consolidation was needed despite efforts including a formal written request to the operator of the entity supplying power under the PPA. The operator cited legal and competitive reasons for refusing to provide the information.

This variable interest PPA is a contract under an operating lease to purchase 132 MW of capacity and energy expiring in June 2020. See Note 7 and Note 16 for more information about the Delta operating lease. The contract contains a fixed capacity charge, a fixed O&M charge, and a variable energy charge that subjects PNM to the changes in the cost of fuel and O&M. For the year ended December 31, 2006, the capacity and O&M charge was $8.2 million and the energy charges were $1.4 million. For the year ended December 31, 2005, the capacity and O&M charge was $6.4 million and the energy charges were $1.1 million. The contract is for the full output of a specific gas generating plant and is currently accounted for as an operating lease by PNM. Under this contract PNM is exposed to changes in the costs to produce energy and operate the plant.

PNM also has interests in other variable interest entities created before January 31, 2003, for which PNM is not the primary beneficiary. These arrangements include PNM’s investment in a limited partnership and certain PNM leases. The aggregate maximum loss exposure at December 31, 2006 that PNM could be required to record in its Consolidated Statement of Earnings as a result of these arrangements totals approximately $4.6 million. The creditors of these variable interest entities do not have recourse to the general credit of PNMR in excess of the aggregate maximum loss exposure.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(10)	Earnings Per Share

In accordance with SFAS No. 128, dual presentation of basic and diluted earnings per share has been presented in the Consolidated Statements of Earnings. Prior years’ share amounts have been adjusted to reflect the effects of the 2004 stock split. The following reconciliation illustrates the impact on the share amounts of potential common shares and the earnings per share amounts:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Basic:
Net Earnings Before Cumulative Effect of Changes in	$120,818	$66,857	$86,390
Accounting Principle
Cumulative Effect of Changes in Accounting Principle,
net of tax of $0, $592 and $0	-	(926)	-
Net Earnings	$120,818	$65,931	$86,390
Average Number of Common Shares Outstanding	69,829	65,928	60,414
Net Earnings per Share of Common Stock (Basic)	$1.73	$1.00	$1.43
Earnings Before Cumulative Effect of Changes in
Accounting Principle	1.73	1.01	1.43
Cumulative Effect of Changes in Accounting Principle, net of tax	-	(0.01)	-
Net Earnings per Share of Common Stock (Basic)	$1.73	$1.00	$1.43

Diluted:
Net Earnings Before Cumulative Effect of Changes in
Accounting Principle	$120,818	$66,857	$86,390
Cumulative Effect of Changes in Accounting Principle,
net of tax of $0, $592 and $0	-	(926)	-
Net Earnings	$120,818	$65,931	$86,390
Average Number of Common Shares Outstanding	69,829	65,928	60,414
Diluted Effect of Common Stock Equivalents (a)	807	1,152	926
Average Common and Common Equivalent Shares Outstanding	70,636	67,080	61,340
Net Earnings per Share of Common Stock (Diluted)	$1.71	$0.98	$1.41
Earnings Before Cumulative Effect of Changes in
Accounting Principle	$1.71	$0.99	$1.41
Cumulative Effect of Changes in Accounting Principle, net of tax	-	(0.01)	-
Net Earnings per Share of Common Stock (Diluted)	$1.71	$0.98	$1.41

(a)
Excludes the effect of average anti-dilutive common stock equivalents related to out of-the-money options of 653,398 shares, 433,957 shares and 5,883 shares for the years ended December 31, 2006, 2005 and 2004, respectively.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(11)	Income Taxes

PNMR

PNMR’s income taxes before cumulative effect of changes in accounting principles consist of the following components:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current federal income tax	$15,341	$4,390	$10,634
Current state income tax	1,510	81	2,495
Deferred federal income tax	45,602	28,070	31,725
Deferred state income tax	5,086	3,872	7,495
Amortization of accumulated investment tax credits	(3,569)	(3,552)	(3,102)

Total income taxes	$63,970	$32,861	$49,247

Charged to operating expenses	$46,198	$19,450	$36,062
Charged to other income and deductions	17,772	13,411	13,185
Total income taxes	$63,970	$32,861	$49,247

PNMR’s provision for income taxes, before cumulative effect of changes in accounting principles, differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Federal income tax at statutory rates	$64,860	$35,908	$47,673
Investment tax credits	(3,569)	(3,552)	(3,102)
Flow-through of depreciation items	1,775	1,903	2,091
Gains on the sale and leaseback of PVNGS Units 1 and 2	(73)	(73)	(73)
Reversal of deferred income taxes accrued at prior tax rates	(1,185)	(2,086)	(1,963)
Research and development credit	(1,509)	-	-
Affordable housing credit	(750)	(750)	(789)
Allowance for funds used during construction	(364)	(623)	(453)
Charitable contribution of appreciated property	-	-	(960)
State income tax	4,587	3,356	6,357
Other	198	(1,222)	466

Total income taxes	$63,970	$32,861	$49,247

Effective tax rate	34.52%	32.03%	36.16%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2006	2005
	(In thousands)
Deferred Tax Assets:
Nuclear decommissioning costs	$25,363	$27,610
Power contracts	41,975	-
Regulatory liabilities related to income taxes	23,418	27,680
Pension liability	4,090	72,443
Other	24,914	59,688

Total deferred tax assets	119,760	187,421

Deferred Tax Liabilities:
Depreciation	(388,198)	(346,693)
Investment tax credit	(30,236)	(33,806)
Regulatory assets related to income taxes	(92,164)	(90,705)
Asset retirement obligations	(13,243)	(16,213)
Deferred charges	(9,647)	(10,745)
Other intangibles	(27,178)	(26,861)
Recoverable stranded costs	(47,958)	(46,585)
Other	(127,655)	(110,708)
Total deferred tax liabilities	(736,279)	(682,316)
Net Accumulated deferred income tax liabilities	$(616,519)	$(494,895)

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax expense included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2006
(In thousands)

Net change in deferred income tax liability per above table	$121,624
Change in tax effects of income tax related regulatory assets and liabilities	(5,721)
Tax effect of mark-to-market on investments available for sale	(4,564)
Tax effect of excess pension liability	(68,353)
Other	4,133
Deferred income tax expense	$47,119

The Company defers investment tax credits related to rate regulated assets and amortizes them over the estimated useful lives of those assets.

PNMR’s tax years 2001 through 2004 and TNP’s tax years 2002 and 2003 are currently under examination by the IRS. Although the Company does not expect any significant adjustments to the tax provision as a result of the IRS examination, management is unable to determine the final outcome of the IRS examination at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNM

PNM’s income taxes before cumulative effect of changes in accounting principles consist of the following components:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current federal income tax	$37,040	$10,070	$15,057
Current state income tax	8,427	2,289	3,327
Deferred federal income tax	(2,450)	12,792	30,252
Deferred state income tax	(151)	3,237	7,163
Amortization of accumulated investment tax credits	(2,862)	(3,094)	(3,102)

Total income taxes	$40,004	$25,294	$52,697

Charged to operating expenses	24, 372	8,217	37,964
Charged to other income and deductions	15,632	17,077	14,733
Total income taxes	$40,004	$25,294	$52,697

PNM’s provision for income taxes, before cumulative effect of changes in accounting principles, differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Federal income tax at statutory rates	$38,834	$26,991	$50,343
Investment tax credits	(2,862)	(3,094)	(3,102)
Flow-through of depreciation items	1,775	1,903	2,091
Gains on the sale and leaseback of PVNGS Units 1 and 2	(73)	(73)	(73)
Reversal of deferred income taxes accrued at prior tax rates	(969)	(1,963)	(1,963)
Research and development credit	(1,333)	-	-
Allowance for funds used during construction	(269)	(615)	(430)
Charitable contribution of appreciated property	-	-	(960)
State income tax	5,257	3,694	6,682
Other	(356)	(1,549)	109

Total income taxes	$40,004	$25,294	$52,697

Effective tax rate	36.05%	32.80%	36.64%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2006	2005
	(In thousands)
Deferred Tax Assets:
Nuclear decommissioning costs	$25,363	$27,610
Regulatory liabilities related to income taxes	15,862	17,700
Minimum pension liability	4,456	72,443
Other	19,241	40,930

Total deferred tax assets	64,922	158,683

Deferred Tax Liabilities:
Depreciation	(258,240)	(264,437)
Investment tax credit	(29,404)	(32,266)
Regulatory assets related to income taxes	(77,315)	(78,005)
Asset retirement obligations	(13,243)	(16,222)
Other	(84,380)	(110,597)
Total deferred tax liabilities	(462,582)	(501,527)
Net Accumulated deferred income tax liabilities	$(397,660)	$(342,844)

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax expense included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2006
(In thousands)

Net change in deferred income tax liability per above table	$54,816
Change in tax effects of income tax related regulatory assets and liabilities	(1,148)
Tax effect of mark-to-market on investments available for sale	8,880
Tax effect of excess pension liability	(67,988)
Other	(23)
Deferred income tax expense	$(5,463)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

TNMP

TNMP’s income taxes before extraordinary item and cumulative effect of change in accounting principle consist of the following components:

	Post-	Post-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	Year Ended	June 6-	January 1-	Year Ended
	December 31,	December 31,	June 6,	December 31,
	2006	2005	2005	2004
		(In thousands)

Current federal income tax	$2,752	$958	$5,634	$6,364
Current state income tax	739	(60)	676	3,048
Deferred federal income tax	5,013	8,328	(954)	15,049
Deferred state income tax	(462)	1,268	(127)	2,652
Amortization of accumulated investment
tax credits	(707)	(458)	(328)	(722)

Total income taxes	$7,335	$10,036	$4,901	$26,391

Charged to operating expenses	$4,250	$7,965	$5,055	$13,680
Charged to other income and deductions	3,085	2,071	(154)	12,711
Total income taxes	$7,335	$10,036	$4,901	$26,391

TNMP’s provision for income taxes, before extraordinary item and cumulative effect of change in accounting principle, differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Post-	Post-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	Year Ended	June 6-	January 1-	Year Ended
	December 31,	December 31,	June 6,	December 31,
	2006	2005	2005	2004
	(In thousands)

Federal income tax at statutory rates	$8,062	$9,753	$4,956	$24,342
Investment tax credits	(707)	(458)	(328)	(722)
Reversal of deferred income taxes accrued
at prior tax rates	(216)	(123)	(93)	(216)
Allowance for funds used during construction	(94)
State income tax	140	1,208	549	3,048
Other	150	(344)	(183)	(61)

Total income taxes	$7,335	$10,036	$4,901	$26,391

Effective tax rate	31.84%	36.01%	34.61%	36.14%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The components of TNMP’s net accumulated deferred income tax liability at December 31 were:

	December 31,
	2006	2005
	(In thousands)
Deferred Tax Assets:
Regulatory liabilities related to income taxes	$7,556	$9,980
Other	1,428	2,753

Total deferred tax assets	8,984	12,733

Deferred Tax Liabilities:
Utility plant, principally due to depreciation and basis
differences, including TNP One recoverable stranded cost	(82,171)	(82,108)
Deferred charges	(9,647)	(10,745)
Investment tax credit	(832)	(1,540)
Other recoverable stranded costs (non-current)	(47,958)	(46,585)
Regulatory assets related to income taxes	(14,849)	(12,700)
Total deferred tax liabilities	(155,457)	(153,678)
Net Accumulated deferred income tax liabilities	$(146,473)	$(140,945)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax expense included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2006
(In thousands)

Net change in deferred income tax liability per above table	$5,528
Change in tax effects of income tax related regulatory assets and liabilities	(4,573)
Tax effect of excess pension liability	(365)
Other	3,254
Deferred income tax expense	$3,844

(12)	Pension and Other Postretirement Benefits

PNMR and its subsidiaries maintain a qualified defined benefit pension plan, maintains an other postretirement benefit plan providing medical and dental benefits to eligible retirees, and an executive retirement program (“PNM Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans. TNMP also maintains a qualified defined benefit pension plan covering substantially all of its employees, a plan providing medical and death benefits to eligible retirees and an executive retirement program (“TNMP Plans”).

Participants in the PNM Plans include eligible employees and retirees of PNMR and other subsidiaries of PNMR. Participants in the TNMP Plans include eligible employees and retirees of TNMP, First Choice and other subsidiaries of TNP. The PNM pension plan was frozen at the end of 1997 with regard to new participants, salary levels and benefits. Additional credited service can be accrued under the PNM pension plan up to a limit determined by age and service. The TNMP pension plan was frozen at December 31, 2005 with regard to new participants, salary levels and benefits.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

In September 2006, the FASB issued Statement No. 158. SFAS 158 requires a plan sponsor to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Such changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective to the Company as of the end of the fiscal year ending after December 15, 2006.

SFAS 158 also requires unrecognized prior service costs and unrecognized gains/losses to be recorded in accumulated other comprehensive income and subsequently amortized. The amortization of these incurred costs will ultimately be included in SFAS 87 “Employers’ Accounting for Pensions” (“SFAS 87”) or SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), expenses in subsequent years. Due to the fact the amortization of these items will ultimately be recovered in future rates as SFAS 87 and SFAS 106 expenses, PNM and TNMP will record these items as a regulatory asset or regulatory liability due to the fact these costs will be recovered in future revenue due to their inclusion in the rate orders or due to the regulatory practice to permit recovery of these costs.

The Company has in place, for the PNM and TNMP pension plans and postretirement benefits plans, a policy that defines the investment objectives, establishes performance goals of the asset managers and provides procedures for the manner in which investments are to be reviewed. The plans implement investment strategies to achieve the following objectives:

•
Maximize the return on assets, commensurate with the risk that the Corporate Investment Committee deem appropriate to: meet the obligations of the pension plans and other postretirement benefits plans; minimize the volatility of expense; and account for contingencies; and

•	Generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumption.

Management is responsible for the determination of the asset target mix and the expected rate of return. Under SFAS No. 87’and SFAS No. 106, ’as amended by SFAS 158, the expected long-term rate of return on pension and postretirement plan assets is calculated on the market-related value of assets. SFAS 87 and SFAS 106, as amended, require that actual gains and losses on pension and postretirement plan assets be recognized in the market-related value of assets equally over a period of not more than five years, which reduces year-to-year volatility. For the PNM Plans and TNMP Plans, the market-related value of assets is equal to the prior years’ market related value of assets adjusted for contributions, benefit payments and investment gains and losses that lie within a corridor of plus or minus 4.0% around the expected return on market value. Gains and losses that lie outside the corridor are amortized over five years, i.e., if investment return is outside a range of 5.0% to 13.0% (expected long-term rate of return plus or minus 4.0%), this market-related valuation recognizes the portion of return that is outside the range over a five-year period from the year in which the return occurs. As such, the future value of assets will be impacted as previously deferred returns are recorded.

Pension Plans

For defined benefit pension plans, the benefit obligation is the “projected benefit obligation,” which represents the actuarial present value, as of the measurement date, of all benefits attributed by the pension benefit formula to employee service rendered prior to that date using assumptions to future compensation levels.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following tables present a reconciliation of the beginning and ending balances of the projected benefit obligation and show the change in the benefit obligation:

	PNM Plan
	Year Ended December 31,
	2006	2005
	(In thousands)

Benefit obligation at beginning of year	$549,925	$517,225
Service cost	504	1,907
Interest cost	30,842	30,267
Actuarial (gain)/loss	(18,053)	26,453
Benefits paid	(27,501)	(25,927)
Benefit obligation at end of year	$535,717	$549,925

	TNMP Plan
	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	Year ended	June 6-	January 1-
	December 31,	December 31,	June 6,
	2006	2005	2005
	(In thousands)

Benefit obligation at beginning of period	$79,324	$85,083	$81,290
Service cost	-	1,353	848
Interest cost	4,339	2,499	1,875
Actuarial (gain)/loss	(1,866)	(2,691)	3,708
Benefits paid	(8,834)	(4,501)	(2,638)
Amendments	-	(2,419)	-
Benefit obligation at end of period	$72,963	$79,324	$85,083

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following tables present the change in the value of pension plan assets and the pension plans’ funded status recognized as the pension asset/(liability) in the Consolidated Balance Sheets:

	PNM Plan
	Year Ended December 31,
	2006	2005
	(In thousands)

Fair value of plan assets at beginning of year	$460,085		$445,101
Actual return on plan assets	53,191		40,911
Benefits paid	(27,501)		(25,927)
Fair value of plan assets at end of year	485,775		460,085
Funded status	(49,942)		(89,840)
Unrecognized net actuarial loss	N/A		178,991
Unrecognized prior service cost	N/A		2,293
Prepaid pension cost	N/A		91,444
Liability for pension benefits recorded in balance sheet	$(49,942)	$	N/A

	TNMP Plan
	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	Year ended	June 6-	January 1-
	December 31,	December 31,	June 6,
	2006	2005	2005
	(In thousands)

Fair value of plan assets at beginning of period	$81,837	$80,176	$82,364
Actual return on plan assets	8,812	6,162	450
Benefits paid	(8,833)	(4,501)	(2,638)
Fair value of plan assets at end of period	81,816	81,837	80,176
Funded status	8,853	2,513	(4,907)
Unrecognized net actuarial loss	N/A	(4,697)	4,284
Unrecognized prior service cost	N/A	-	(791)
Accrued pension liability	N/A	(2,184)	(1,414)
Asset for pension benefits recorded in balance sheet	$8,853	$ N/A	$ N/A

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following table presents a reconciliation of prior service cost and net actuarial loss/gain recognized in accumulated other comprehensive income in the Consolidated Statement of Comprehensive Income and amounts not yet recognized in net pension cost as of December 31, 2006. The table also shows the amounts removed from accumulated other comprehensive income and adjusted to the regulatory asset/liability as required under SFAS 71. Amortization amounts of prior service cost and net actuarial gain which are expected to be recognized in net pension cost in 2007 are shown underneath the respective ending balances:

	PNM Plan		TNMP Plan
	December 31, 2006		December 31, 2006
	Prior service cost	Net actuarial loss	Net actuarial gain
	(In thousands)

Balance at beginning of period	$2,293	$178,991	$4,698
Change in actuarial assumptions	-	(30,688)	3,661
Regulatory asset/liability adjustment	(2,162)	(139,805)	(7,563)
Amortization recognized in net pension cost	(18)	(278)	-
Amounts in accumulated other comprehensive income not yet recognized in net pension cost/(income) at end of year	$113	$8,220	$796

Amounts expected to be recognized in pension cost/(income) in 2007	$18	$223	$(1)

The following table presents the incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheets:

	PNM Plan
	Year ended December 31, 2006
	Before application of SFAS 158	Adjustments	After Application of SFAS 158
	(In thousands)

Assets
Regulatory asset	$-	$137,107	$137,107
Deferred tax asset	56,797	(53,498)	3,299
Prepaid pension cost	95,498	(95,498)	-
Intangible assets	1,977	(1,977)	-

Liabilities
Accrued pension liability	$(145,440)	$95,498	$(49,942)

Total stockholder’s equity
Accumulated other comprehensive income	$86,666	$(81,632)	$5,034

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

	TNMP Plan
	Year ended December 31, 2006
	Before application of SFAS 158	Adjustments	After Application of SFAS 158
	(In thousands)

Assets
Pension asset	$494	$8,359	$8,853

Liabilities
Deferred tax liability	$-	$(303)	$(303)
Regulatory liability	-	(7,563)	(7,563)

Total stockholder’s equity
Accumulated other comprehensive income	$-	$(493)	$(493)

The following table presents the components of PNM net pension cost/(income) recognized in the Consolidated Statements of Earnings:

PNM Plan	Pension Benefits
	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Service cost	$504	$1,907	$3,524
Interest cost	30,842	30,267	29,891
Expected long-term rate of return on plan assets	(40,556)	(40,168)	(39,037)
Amortization of net loss and regulatory asset	4,839	3,569	3,956
Amortization of prior service cost and regulatory asset	317	317	317
Net pension income	$(4,054)	$(4,108)	$(1,349)

The following significant weighted-average assumptions were used to determine the PNM projected benefit obligation and net pension cost/(income):

PNM Plan
	2006	2005	2004
Discount rate for determining projected benefit obligation
at December 31	6.10%	5.75%	6.00%
Discount rate for determining net pension cost/(income)	5.75%	6.00%	6.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the projected benefit obligation of 6.10% at December 31, 2006 was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was increased by 0.35% at December 31, 2006 over December 31, 2005, resulting in a decrease in the PNM pension benefit obligation of approximately $20.0 million at December 31, 2006. The discount rate was reduced at December 31, 2005 by 0.25% resulting in an increase in the PNM pension benefit obligation of approximately $16.5 million at December 31, 2005. Should actual experience differ from actuarial assumptions, the projected benefit obligation and net pension cost/(income) would be affected.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The expected long-term rate of return on plan assets of 9.0% at December 31, 2006 reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PNM projected benefit obligations. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors. The expected long-term rate of return assumption for the PNM pension plan compares to the actual return of 10.6% for the year ended December 31, 2006. If all other factors were to remain unchanged, it is expected that a 1% decrease in the expected long-term rate of return would cause PNM’s 2007 net pension income to decrease approximately $4.7 million (analogous change would result from a 1% increase).

The following table presents the components of TNMP net pension (income)/cost recognized in the Consolidated Statements of Earnings:

TNMP Plan	Pension Benefits
	Post-	Post-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	Year Ended	June 6-	January 1-	Year Ended
	December 31,	December 31,	June 6,	December 31,
	2006	2005	2005	2004
	(In thousands)

Service cost	$-	$1,353	$848	$1,876
Interest cost	4,339	2,499	1,875	4,590
Expected long-term rate of return on plan assets	(7,018)	(4,155)	(2,387)	(6,040)
Amortization of prior service cost	-	-	(49)	(116)
Net pension benefit (income)/cost	$(2,679)	$(303)	$287	$310

The following significant weighted-average assumptions were used to determine the TNMP projected benefit obligation and net pension cost/(income):

TNMP Plan	Post-	Post-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	Year Ended	June 6-	January 1-	Year Ended
	December 31,	December 31,	June 6,	December 31,
	2006	2005	2005	2004
	(In thousands)

Discount rate for determining projected benefit
obligation at the end of the period	6.10%	5.75%	5.25%	5.75%
Discount rate for determining net pension
cost/(income)	5.75%	5.25%	5.75%	6.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	7.80%	7.80%
Rate of compensation increase	N/A	3.50%	3.50%	3.50%

The assumed discount rate for determining the projected benefit obligation of 6.10% at December 31, 2006 was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was increased by 0.35% at December 31, 2006 over December 31, 2005, resulting in a decrease in the TNMP pension benefit obligation of approximately $2.0 million at December 31, 2006. The discount rate was increased by 0.50% at December 31, 2005 over June 6, 2005, resulting in a decrease in the TNMP pension benefit obligation of approximately $3.3 million at December 31, 2005. Should actual experience differ from actuarial assumptions, the projected benefit obligation and net pension cost/(income) would be affected.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The expected long-term rate of return on plan assets of 9.0% at December 31, 2006 reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the TNMP projected benefit obligations. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors. The expected long-term rate of return assumption for the TNMP pension plan compares to the actual return of 11.9% for the year ended December 31, 2006. If all other factors were to remain unchanged, it is expected that a 1% decrease in the expected long-term rate of return would cause TNMP’s 2007 net pension income to decrease approximately $0.8 million (analogous change would result from a 1% increase).

At December 31, 2006 and 2005, the projected and accumulated benefit obligation for the PNM pension plan are the same, as the PNM pension plan was frozen in 1997, as discussed above. At December 31, 2006, the projected and accumulated benefit obligation for the TNMP pension plan are the same, as the TNMP pension plan was frozen in 2005. The following sets forth the pension plans’ projected and accumulated benefit obligation and the fair value of plan assets at the pension plans’ measurement date:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)

Projected benefit obligation	$535,717	$549,925	$72,963	$79,324
Accumulated benefit obligation	$535,717	$549,925	$72,963	$79,324
Fair value of plan assets	$485,775	$460,085	$81,816	$81,837

The following table outlines the asset allocations for the pension plans:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2006	2005	2006	2005

Equity securities	59%	60%	56%	66%
Debt securities	22%	23%	22%	24%
Real estate	7%	6%	7%	-
Other	12%	11%	15%	10%
	100%	100%	100%	100%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The pension plans are currently targeting the following asset allocations for the year ended December 31, 2007:

	PNM	TNMP
	Plan	Plan

Domestic equity	47.5%	47.5%
Non-US equity	10%	10%
Fixed income	22.5%	22.5%
Real estate	5%	5%
Private equity	5%	5%
Absolute return	10%	10%
	100%	100%

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	PNM	TNMP
	Plan	Plan
	(In thousands)

2007	$28,464	$7,285
2008	$29,559	$7,498
2009	$30,952	$7,821
2010	$32,509	$7,151
2011	$34,214	$6,892
Years 2012 - 2016	$195,616	$33,676

PNM and TNMP do not plan to make any contributions to the plans in 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Other Postretirement Benefits

For postretirement benefit plans, the benefit obligation is the “accumulated postretirement benefit obligation,” the actuarial present value as of a date of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to that date.

The following table presents a reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation and shows the change in the obligation:

	PNM Plan
	Year Ended December 31,
	2006	2005
	(In thousands)

Benefit obligation at beginning of year	$131,689	$112,592
Service cost	2,713	2,764
Interest cost	7,367	6,765
Participant contributions	1,381	1,240
Amendments	(809)	8,641
Actuarial (gain)/loss	(5,348)	7,605
Benefits paid	(7,664)	(7,918)
Benefit obligation at end of year	$129,329	$131,689

	TNMP Plan
	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	Year Ended	June 6-	January 1-
	December 31,	December 31,	June 6,
	2006	2005	2005
	(In thousands)

Benefit obligation at beginning of period	$12,807	$12,864	$12,209
Service cost	424	290	195
Interest cost	710	376	282
Participant contributions	281	505	438
Amendments	-	517	-
Actuarial (gain)/loss	(2,325)	(817)	514
Benefits paid	(700)	(928)	(774)
Benefit obligation at end of period	$11,197	$12,807	$12,864

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following table sets forth the change in the value of plan assets for the years ended December 31, the plans’ funded status recognized as the accrued postretirement benefit obligation liability in the Consolidated Balance Sheets:

	PNM Plan
	Year Ended December 31,
	2006	2005
	(In thousands)

Fair value of plan assets at beginning of year	$58,484		$56,689
Actual return on plan assets	7,644		2,063
Employer contributions	6,945		6,410
Participant contributions	1,381		1,240
Benefits paid	(7,664)		(7,918)
Fair value of plan assets at end of year	66,790		58,484
Funded status	(62,539)		(73,205)
Unrecognized net actuarial loss	N/A		84,511
Unrecognized prior service cost	N/A		(27,993)
Accrued postretirement benefit obligation	N/A		(16,687)
Liability for postretirement benefit obligation recorded in balance sheet	$(62,539)	$	N/A

	TNMP Plan
	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	Year Ended	June 6-	January 1-
	December 31,	December 31,	June 6,
	2006	2005	2005
	(In thousands)

Fair value of plan assets at beginning of period	$6,462	$5,979	$5,956
Actual return on plan assets	381	120	15
Employer contributions	738	786	344
Participant contributions	281	505	438
Benefits paid	(700)	(928)	(774)
Fair value of plan assets at end of period	7,162	6,462	5,979
Funded status	(4,035)	(6,345)	(6,885)
Unrecognized net transition obligation	N/A	-	2,458
Unrecognized net actuarial loss	N/A	(697)	1,610
Unrecognized prior service cost	N/A	517	-
Accrued postretirement benefit obligation	N/A	(6,525)	(2,817)
Liability for postretirement benefit obligation recorded in balance sheet	$(4,035)	$ N/A	$ N/A

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following tables present a reconciliation of prior service cost and net actuarial loss/gain recognized in accumulated other comprehensive income in the Consolidated Statements of Comprehensive Income and amounts not yet recognized in net pension cost as of December 31, 2006. The table also shows the amounts removed from accumulated other comprehensive income and adjusted to the regulatory asset/liability as required under SFAS 71. Amortization amounts of prior service cost and net actuarial gain which are expected to be recognized in net pension cost in 2007 are shown underneath the respective ending balances:

	PNM Plan
	December 31, 2006
	Prior service cost/(gain)	Net actuarial loss
	(In thousands)

Balance at beginning of period	$(27,993)	$84,511
Change in actuarial assumptions	(809)	(7,574)
Regulatory asset/liability adjustment	27,152	(72,529)
Amortization recognized in net pension cost	325	(382)
Amounts in accumulated other comprehensive income not yet recognized in net pension cost/(income) at end of year	$(1,325)	$4,026

Amounts expected to be recognized in pension cost/(income) in 2007	$(326)	$338

	TNMP Plan
	December 31, 2006
	Prior service cost	Net actuarial gain
	(In thousands)

Balance at beginning of period	$517	$697
Change in actuarial assumptions	-	2,250
Regulatory asset/liability adjustment	(493)	(2,813)
Amortization recognized in net pension cost	(3)	-
Amounts in accumulated other comprehensive income not yet recognized in net pension cost/(income) at end of year	$21	$134

Amounts expected to be recognized in pension cost/(income) in 2007	$3	$7

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following table presents the incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheets:

	PNM Plan
	Year ended December 31, 2006
	Before application of SFAS 158	Adjustments	After Application of SFAS 158
	(In thousands)

Assets
Regulatory asset	$-	$44,441	$44,441
Deferred tax asset	-	1,069	1,069

Liabilities
Accrued pension liability	$(15,397)	$(47,142)	$(62,539)

Total stockholder’s equity
Accumulated other comprehensive income	$-	$1,632	$1,632

	TNMP Plan
	Year ended December 31, 2006
	Before application of SFAS 158	Adjustments	After Application of SFAS 158
	(In thousands)

Liabilities
Accrued pension liability	$(6,525)	$2,490	$(4,035)
Regulatory liability	-	(2,377)	(2,377)
Deferred tax liability	-	(43)	(43)

Total stockholder’s equity
Accumulated other comprehensive income	$-	$(70)	$(70)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following table presents the components of PNM postretirement benefit cost recognized in the Consolidated Statements of Earnings:

PNM Plan	Pension Benefits
	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Service cost	$2,713	$2,764	$2,286
Interest cost	7,367	6,765	6,941
Expected long-term rate of return on plan assets	(5,418)	(5,300)	(4,928)
Amortization of net gain and regulatory liability	6,680	6,105	4,985
Amortization of prior service cost and regulatory asset	(5,687)	(6,290)	(5,462)
Adjustment to unrecognized transition obligation and unrecognized prior service cost	-	-	(968)
Net pension income	$5,655	$4,044	$2,854

The following significant weighted-average assumptions were used to determine the PNM accumulated postretirement benefit obligation and postretirement benefit cost:

PNM Plan
	2006	2005	2004
Discount rate for determining accumulated postretirement
benefit obligation at December 31	6.10%	5.75%	6.00%
Discount rate for determining postretirement benefit cost	5.75%	6.00%	6.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the accumulated postretirement benefit obligation of 6.10% was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was increased at December 31, 2006 by 0.35% and reduced at December 31, 2005 by 0.25% respectively, resulting in an increase and decrease in the PNM accumulated postretirement benefit obligation of approximately $4.9 million and $4.0 million at December 31, 2006 and 2005. Should actual experience differ from actuarial assumptions, the accumulated postretirement benefit obligation and postretirement benefit cost would be affected.

The expected long-term rate of return on plan assets of 9.0% at December 31, 2006 reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PNM accumulated postretirement benefit obligations. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors. The expected long-term rate of return assumption for the PNM postretirement benefit plan compares to the actual return of 13.0% for the year ended December 31, 2006. If all other factors were to remain unchanged, it is expected that a 1% decrease in the expected long-term rate of return would cause PNM’s 2007 postretirement benefit cost to increase approximately $0.7 million (analogous change would result from a 1% increase).

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, named “Medicare Part D” as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In 2005, PNM’s other postretirement benefits plan was amended in response to Medicare Part D, effective January 1, 2006, to reimburse retirees for their Medicare Part D premium up to $35.00 per month. The fair market value of the postretirement benefit obligation was actuarially determined using a measurement date of August 1, 2005 and a discount rate of 5.50%. The weighted average expected rate of return on plan assets was 9.0%. There is no change to the on-going measurement date of the PNM other postretirement benefit plan; it will remain December 31. The effect of this change was to increase expenses by $1.0 million for year ended December 31, 2005. In 2004, the PNM other postretirement benefits plan was also amended to reflect changes to prescription drug benefit coverage based on Medicare Part D. The effect of this change was to reduce expenses by $1.6 million for 2004.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following table presents the components of TNMP postretirement benefit cost recognized in the Consolidated Statements of Earnings:

TNMP Plan	Post-	Post-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	Year Ended,	June 6-	January 1-	Year Ended
	December 31,	December 31,	June 6,	December 31,
	2006	2005	2005	2004
	(In thousands)

Service cost	$424	$290	$195	$411
Interest cost	710	376	282	679
Expected long-term rate of return on plan assets	(456)	(241)	(136)	(315)
Amortization of transition obligation	-	-	136	324
Amortization of prior service cost and regulatory asset	60	-	-	-
Postretirement benefit cost	$738	$425	$477	$1,099

The following significant weighted-average assumptions were used to determine the TNMP accumulated postretirement benefit obligation and postretirement benefit cost:

TNMP Plan
	Post-	Post-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	Year Ended	June 6-	January 1-	Year Ended
	December 31,	December 31,	June 6,	December 31,
	2006	2005	2005	2004
	(In thousands)

Discount rate for determining accumulated
postretirement benefit obligation at the end
the period	6.10%	5.75%	5.25%	5.75%
Discount rate for determining postretirement
benefit cost	5.75%	5.25%	5.75%	6.00%
Expected long-term rate of return on plan assets	6.90%	6.90%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

The assumed discount rate for determining the accumulated postretirement benefit obligation of 6.10% was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was increased by 0.35% at December 31, 2006 over December 31, 2005, resulting in a decrease in the TNMP pension benefit obligation of approximately $0.4 million at December 31, 2006. The discount rate was increased at December 31 2005 by 0.50%, resulting in a decrease in the TNMP pension benefit obligation of approximately $0.6 million at December 31, 2005. Should actual experience differ from actuarial assumptions, the projected benefit obligation and net pension cost/(income) would be affected.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The expected long-term rate of return on plan assets of 6.9% at December 31, 2006 reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the TNMP accumulated postretirement benefit obligations. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The target asset allocation is determined based on consultations with external investment advisors. The expected long-term rate of return assumption for the TNMP postretirement benefit plan compares to the actual return of 6.9% for the year ended December 31, 2006. If all other factors were to remain unchanged, it is expected that a 1% decrease in the expected long-term rate of return would cause TNMP’s 2007 postretirement benefit cost to increase approximately $0.1 million (analogous change would result from a 1% increase).

In conjunction with the acquisition of TNP, the benefit obligations for the TNMP pension and other postretirement benefit plans were recorded at fair market value as of the date of acquisition in accordance with SFAS 141 and as a result, an additional pension and postretirement liability of $5.5 million was recorded as of December 31, 2005. The fair market value of the obligations was actuarially determined using a measurement date of June 6, 2005 and a discount rate of 5.25%, based on the average yield of high quality investments. The weighted average expected rate of return on plan assets was 9.0% for the pension and executive retirement plans and 6.9% for the other postretirement plans.

The following table shows the assumed health care cost trend rates:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2006	2005	2006	2005

Health care cost trend rate assumed for next year	10.0%	10.0%	N/A	N/A
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	5.0%	5.0%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2013	2012	N/A	N/A

The following tables show the impact of a one-percentage-point change in assumed health care cost trend rates:

	PNM Plan
	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost	$1,106	$(852)
Effect on postretirement benefit obligation	$11,173	$(9,645)

TNMP’s exposure to cost increases in the postretirement benefit plan is minimized by a provision that limits TNMP’s share of costs under the plan. Costs of the plan in excess of the limit are wholly borne by the participants. TNMP reached the cost limit at the end of 2001. As a result, a one-percentage-point change in assumed health care cost trend rates would have no effect on either the 2006 net periodic expense or the year-end 2006 postretirement benefit obligation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following table outlines the asset allocation for the other postretirement benefits:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2006	2005	2006	2005

Equity securities	68%	50%	21%	23%
Debt securities	32%	50%	79%	77%
	100%	100%	100%	100%

The Company is currently targeting an asset allocation of 70% equity securities and 30% debt securities in 2007 for both the PNM and the TNMP other postretirement benefits plan.

PNM expects to make contributions totaling $6.5 million to the PNM postretirement benefit plan in 2007. TNMP expects to make contributions totaling $0.6 million to the TNMP postretirement benefit plan in 2007.

The following other postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	PNM	TNMP
	Plan	Plan
	(In thousands)

2007	$5,791	$710
2008	$6,264	$727
2009	$6,799	$744
2010	$7,386	$784
2011	$8,196	$832
Years 2012 - 2016	$51,496	$4,612

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Executive Retirement Programs

For the executive retirement programs, the following tables present a reconciliation of the beginning and ending balances of the projected benefit obligation and show the change in the benefit obligation:

	PNM Plan
	Year Ended December 31,
	2006	2005
	(In thousands)

Benefit obligation at beginning of year	$19,121	$20,458
Service cost	55	63
Interest cost	1,054	1,181
Actuarial gain	(99)	(992)
Benefits paid	(1,534)	(1,589)
Benefit obligation at end of year	$18,597	$19,121

	TNMP Plan
	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	Year Ended	June 6-	January 1-
	December 31,	December 31,	June 6,
	2006	2005	2005
	(In thousands)

Benefit obligation at beginning of period	$1,401	$3,671	$3,573
Service cost	-	-	40
Interest cost	75	44	78
Actuarial loss	20	511	62
Benefits paid	(171)	(82)	(82)
Settlements	-	(2,743)	-
Benefit obligation at end of period	$1,325	$1,401	$3,671

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following tables present the change in the value of pension plan assets and the pension plans’ funded status recognized as the pension asset/(liability) in the Consolidated Balance Sheets:

	PNM Plan

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	(In thousands)

Fair value of plan assets at end of period	$-	$-
Funded status	(18,597)	(19,121)
Unrecognized net actuarial loss	N/A	3,993
Unrecognized prior service cost	N/A	49
Accrued pension liability	N/A	(15,079)
Liability for pension benefits recorded in balance sheet	$(18,597)	$ N/A

PNM has an irrevocable grantor trust established in connection with the executive retirement program. Under the terms of the trust, PNM may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under the program. Marketable securities with a fair market value of $4.3 million were in the trust at December 31, 2006. PNM did not make any contributions to the trust during the years ended December 31, 2006, 2005 or 2004.

	TNMP Plan
	Post-	Post-	Pre-
	Acquisition	Acquisition	Acquisition
	Year Ended	June 6-	January 1-
	December 31,	December 31,	June 6,
	2006	2005	2005
	(In thousands)

Fair value of plan assets at end of period	$-	$-	$-
Funded status	(1,325)	(1,401)	(3,671)
Unrecognized net actuarial loss	N/A	48	464
Unrecognized prior service cost	N/A	-	(557)
Accrued pension liability	N/A	(1,353)	(3,764)
Liability for pension benefits recorded in balance sheet	$(1,325)	$ N/A	$ N/A

At December 31, 2006, of the liability for pension benefits recorded in the balances sheets for the executive pension plans, PNM and TNMP recognized $1.5 million and $0.2 million as a current liability, respectively.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following table presents a reconciliation of prior service cost and net actuarial loss recognized in accumulated other comprehensive income in the Consolidated Statements of Comprehensive Income and amounts not yet recognized in net pension cost as of December 31, 2006. The table also shows the amounts removed from accumulated other comprehensive income and adjusted to the regulatory asset/liability as required under SFAS 71. Amortization amounts of prior service cost and net actuarial gain which are expected to be recognized in net pension cost in 2007 are shown underneath the respective ending balances:

	PNM Plan		TNMP Plan
	December 31, 2006		December 31, 2006
	Prior service cost	Net actuarial loss	Net actuarial loss
	(In thousands)

Balance at beginning of period	$49	$3,993	$48
Change in actuarial assumptions	-	(99)	20
Regulatory asset/liability adjustment	(46)	(3,671)	(68)
Amortization recognized in net pension cost	(1)	(6)	-
Amounts in accumulated other comprehensive income not yet recognized in net pension cost/(income) at end of year	$2	$217	$-

Amounts expected to be recognized in pension cost in 2007	$1	$6	$-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following table presents the incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheets:

	PNM Plan
	Year ended December 31, 2006
	Before application of SFAS 158	Adjustments	After Application of SFAS 158
	(In thousands)

Assets
Regulatory asset	$-	$3,611	$3,611
Deferred tax asset	1,502	(1,415)	87
Intangible asset	36	(36)	-

Liabilities
Accrued pension liability - current	$-	$(1,483)	$(1,483)
Accrued pension liability - deferred	(18,597)	1,483	(17,114)

Total stockholder’s equity
Accumulated other comprehensive income	$2,292	$(2,160)	$132

	TNMP Plan
	Year ended December 31, 2006
	Before application of SFAS 158	Adjustments	After Application of SFAS 158
	(In thousands)

Assets
Regulatory asset	$-	$67	$67
Deferred tax asset	26	(26)	-

Liabilities
Accrued pension liability - current	$-	$(157)	$(157)
Accrued pension liability - deferred	(1,325)	157	(1,168)

Total stockholder’s equity
Accumulated other comprehensive income	$41	$(41)	$-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following table presents the components of PNM net pension cost/(income) associated with the executive retirement plan recognized in the Consolidated Statements of Earnings:

PNM Plan	Pension Benefits
	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Service cost	$55	$62	$103
Interest cost	1,055	1,181	1,239
Amortization of net loss	99	173	132
Amortization of prior service cost	13	134	150
Net pension benefit cost	$1,222	$1,550	$1,624

The following significant weighted-average assumptions were used to determine the PNM projected benefit obligation and net pension cost/(income):

PNM Plan
	2006	2005	2004
Discount rate for determining projected benefit obligation
at December 31	6.10%	5.75%	6.00%
Discount rate for determining net pension cost/(income)	5.75%	6.00%	6.50%
Expected long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the projected benefit obligation of 6.10% at December 31, 2006 was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was increased by 0.35% at December 31, 2006 over December 31, 2005, resulting in a decrease in the PNM pension benefit obligation of approximately $0.5 million at December 31, 2006. The discount rate was reduced at December 31 2005 by 0.25%, resulting in an increase in the PNM pension benefit obligation of approximately $0.4 million at December 31, 2005. Should actual experience differ from actuarial assumptions, the projected benefit obligation and net pension cost/(income) would be affected.

The following table presents the components of TNMP net pension cost associated with the executive retirement plan recognized in the Consolidated Statements of Earnings:

TNMP Plan	Pension Benefits
	Post-	Post-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	Year Ended	June 6-	January 1-	Year Ended
	December 31,	December 31,	June 6,	December 31,
	2006	2005	2005	2004
	(In thousands)

Service cost	$-	$-	$40	$214
Interest cost	76	44	78	199
Amortization of actuarial loss	-	-	45	157
Amortization of prior service cost	-	-	(35)	(83)
Net pension benefit cost	$76	$44	$128	$487

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following significant weighted-average assumptions were used to determine the TNMP projected benefit obligation and net pension cost/(income):

TNMP Plan	Post-	Post-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	Year Ended	June 6-	January 1-	Year Ended
	December 31,	December 31,	June 6,	December 31,
	2006	2005	2005	2004
	(In thousands)

Discount rate for determining projected benefit
obligation at the end of the period	6.10%	5.75%	5.75%	5.75%
Discount rate for determining net pension
cost/(income)	5.75%	5.25%	5.75%	6.00%
Expected long-term rate of return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The assumed discount rate for determining the projected benefit obligation of 6.10% at December 31, 2006 was determined based on a review of long-term high-grade bonds and management’s expectations. The discount rate was increased by 0.35% at December 31, 2006 over December 31, 2005, resulting in an immaterial decrease in the TNMP pension benefit obligation at December 31, 2006. The discount rate was reduced at December 31 2005 by 0.50%, resulting in an immaterial increase in the PNM pension benefit obligation at December 31, 2005. Should actual experience differ from actuarial assumptions, the projected benefit obligation and net pension cost/(income) would be affected.

At December 31, 2006 and 2005, the projected and accumulated benefit obligation for the PNM executive retirement plan are the same, as the PNM executive retirement plan was frozen June 2005. At December 31, 2006, the projected and accumulated benefit obligation for the TNMP pension plan are the same, as the TNMP pension plan was frozen in June 2005. The following sets forth the pension plans’ projected and accumulated benefit obligation and the fair value of plan assets at the pension plans’ measurement date:

	PNM Plan		TNMP Plan
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)

Projected benefit obligation	$18,597	$19,121	$1,325	$1,401
Accumulated benefit obligation	18,597	19,121	1,325	1,401
Fair value of plan assets	$-	$-	$-	$-

The following executive retirement plan payments, which reflect expected future service, as appropriate, are expected to be paid:

	PNM	TNMP
	Plan	Plan
	(In thousands)

2007	$1,529	$161
2008	$1,525	$160
2009	$1,520	$159
2010	$1,516	$158
2011	$1,510	$156
Years 2012 - 2016	$7,450	$754

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Other Retirement Plans

PNMR

PNMR sponsors a 401(k) defined contribution plan for eligible employees. PNMR contributions to the 401(k) plan consist of a discretionary matching contribution equal to 75% of the first 6% of eligible compensation contributed by the employee on a before-tax basis. Beginning January 1, 2004, PNMR makes a non-matching contribution ranging from 3% to 10% of eligible compensation based on the eligible employee’s age. PNMR contributed $20.2 million, $15.5 million and $15.2 million in the years ended December 31, 2006, 2005 and 2004, respectively.

PNMR also provides executive deferred compensation benefits through two unfunded, non-qualified plans - one of which was frozen in December 2004. The purpose of these plans is to permit certain key employees of PNMR who participate in the 401(k) defined contribution plan to defer compensation and receive credits without reference to the certain limitations on contributions. PNMR contributed $1.4 million, $0.9 million and $0.4 million in the years ended December 31, 2006, 2005 and 2004, respectively.

TNMP

TNMP sponsored a 401(k) defined contribution plan for eligible employees. The plan was frozen on December 31, 2005 and all eligible employees became participants in the PNMR Retirement Savings Plan. Assets were merged into the PNMR Retirement savings Plan on August 31, 2006. Eligible participants received a contribution during 2006 in the TNMP Thrift Plan representing an additional match earned under the 2005 Incentive Plan. TNMP contributions to the 401(k) plan consisted of a discretionary matching contribution equal to 50% of the first 6% of eligible compensation contributed by the employee on a before-tax basis. TNMP contributed $0.3 million, $1.0 million and $0.4 million in the years ended December 31, 2006, 2005 and 2004, respectively. Effective August, 2006 the TNMP plan was combined with the PNMR plan.

(13)	Stock-Based Compensation Plans

PNMR has various types of stock-based compensation programs, including stock options, restricted stock and performance shares granted under the Performance Equity Plan (“PEP”). All stock-based compensation is granted through stock-based employee compensation plans maintained by PNMR. Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans.

Performance Stock Plan

PNMR’s Performance Stock Plan (“PSP”) expired in December 2000. The PSP was a non-qualified stock option plan, covering a group of management employees. Options to purchase shares of PNMR’s common stock were granted at the fair market value of the shares at the close of business on the date of the grant. Options granted through December 31, 1995 vested on June 30, 1996 and have an exercise term of up to 10 years. All subsequent awards, granted between December 31, 1995 and February 2000, vest three years from the grant date of the awards. Awards granted in December 2000 vest ratably over three years on the anniversary of the grant date. All options vest upon death, disability, retirement, impaction or involuntary termination other than for cause and will lapse if not exercised within 10 years from the grant date. The maximum number of options authorized that could be granted through December 31, 2000 was 5.0 million shares of PNMR common stock. Although the authority to grant options under the PSP expired on December 31, 2000, the options that were granted continue to be effective according to their terms.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Performance Equity Plan

The PEP became effective in 2001 and has been subsequently amended. The PEP provides for the granting of non-qualified stock options, restricted stock rights, performance shares, performance units and stock appreciation rights to officers, key employees and non-employee board members. These options vest ratably over three years from the grant date of the award. The total number of shares of PNMR common stock subject to all awards under the PEP may not exceed 8.25 million, subject to adjustment under certain circumstances defined in the PEP. The number of shares of PNMR common stock subject to the grant of restricted stock rights, performance shares and units and stock appreciation rights is limited to 0.45 million shares. Re-pricing of stock options is prohibited unless specific shareholder approval is obtained.

Source of Shares

All stock incentives (options, restricted stock and performance shares) issued to employees and non-employee directors are awarded according to the applicable plan terms. The source of shares for exercised stock options, delivery of vested restricted stock and performance shares is shares acquired on the open market, rather than newly issued shares. The source of shares for the ESPP is primarily newly issued shares.

SFAS 123R

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, stock option grants, performance shares and ESPP issuances were accounted for in accordance with the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and accordingly, no compensation expense was recognized for these awards. Restricted stock was also accounted for under APB 25 and compensation expense was recognized for restricted stock awards prior to the adoption of SFAS 123R. “Restricted stock” is the name of these awards provided for in the PEP and refers to awards of stock subject to vesting. It does not refer to restricted shares with contractual post-vesting restrictions as defined in SFAS 123R.

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

Total compensation expense for stock-based payment arrangements recognized by PNMR for the year ended December 31, 2006 was $7.5 million. Of this total expense, $5.7 million was allocated to PNM and $1.3 million was allocated to TNMP for the year ended December 31, 2006. Share-based compensation of $0.8 million and $1.4 million for fiscal 2005 and 2004, respectively, was related to restricted stock awards. There was no share-based compensation expense related to stock options in fiscal 2005 and 2004, because we accounted for share-based awards using the intrinsic value method in accordance with APB 25.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options and a tax deduction for increases in the value of equity instruments issued under stock-based payment arrangements. Prior to the adoption of SFAS 123R, all tax benefits resulting from the exercise of stock options and stock-based payment arrangements were reported as operating cash flows in the Consolidated Statements of Cash Flows. In accordance with SFAS 123R, for the year ended December 31, 2006, PNMR’s Consolidated Statements of Cash Flows presentation reports the tax benefits from the exercise of stock options and stock-based payments as financing cash flows. For the year ended December 31, 2006, $1.1 million of tax benefits were reported as financing cash flows rather than operating cash flows in PNMR’s Consolidated Statements of Cash Flows.

At December 31, 2006, PNMR had approximately $3.8 million of unrecognized compensation expense related to stock-based payments that is expected to be recognized over a weighted-average period of 1.5 years.

The following table illustrates the reduction to PNMR’s earnings and basic and diluted earnings per share due to the adoption of SFAS 123R for the year ended December 31, 2006:

2006
(In thousands, except per share amounts)

Reduction - PNMR income from operations	$4,950
Reduction - PNMR income before income taxes	$4,950
Reduction - PNMR net earnings	$2,990
Reduction - PNMR earnings per share
Basic	$0.04
Diluted	$0.04

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following table illustrates the effect on PNMR’s net earnings and diluted earnings per share had PNMR accounted for stock-based compensation in accordance with SFAS No. 123, “Share-Based Payment” for the years ended December 31:

	2005	2004
	(In thousands, except per share amounts)
Net earnings	$65,931	$86,390
Add: Stock compensation expense included in
reported income, net of related tax effects	761	1,362
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	(3,072)	(4,177)
Pro forma net earnings	$63,620	$83,575

Earnings per share:
Basic – as reported	$1.00	$1.43

Basic – pro forma	$0.96	$1.38

Diluted – as reported	$0.98	$1.41

Diluted – pro forma	$0.95	$1.36

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

The following table summarizes weighted-average fair value of options granted during the year:

	2006	2005	2004
Dividend yield	3.33%	2.55%	3.26%
Expected volatility	21.70%	24.29%	22.90%
Risk-free interest rates	4.37%	3.79%	3.21%
Expected life	4.1 years	4.2 years	5.7 years

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and both the implied and historical volatility of PNMR’s stock price.

The following table summarizes activity in our share-based compensation plans:

		Weighted		Weighted
	Stock	Average	Aggregate	Average
	Option	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contract Life

Outstanding at December 31, 2003	4,936,716	$14.47
Granted	905,700	$20.66
Exercised	(2,248,632)	$14.61
Forfeited	(29,954)	$17.05
Expired	(1,249)	$13.03
Outstanding at December 31, 2004	3,562,581	$15.94
Granted	697,400	$27.52
Exercised	(1,203,830)	$14.81
Forfeited	(39,602)	$23.02
Expired	-	-
Outstanding at December 31, 2005	3,016,549	$18.97
Granted	817,200	$24.07
Exercised	(720,711)	$15.68
Forfeited	(113,432)	$22.51
Expired	-	-
Outstanding at December 31, 2006	2,999,606	$21.02	$30,238,345	7.13 Years
Exercisable at December 31, 2006	1,587,840	$17.86	$21,029,121	5.83 Years
Options Available for future grant	3,364,123

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The fair value of each option grant is determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

The following table summarizes stock option activity for the years ended December 31:

Stock Options	2006	2005	2004
	(In thousands, except per share amounts)
Weighted-average grant date fair value of options granted	$3.87	$5.41	$3.69
Total fair value of options that vested during the period	$3,338	$4,713	$7,051
Total intrinsic value of options exercised during the period	$8,465	$15,565	$15,778

Restricted Stock

The PEP allows for the issuance of restricted stock awards. As noted above, “restricted stock” is the name of these awards provided for in the PEP and refers to awards of stock subject to vesting. It does not refer to restricted shares with contractual post-vesting restrictions as defined in SFAS 123R. The compensation expense for these awards was determined based on the market price of PNMR stock on the date of grant reduced by the present value of future dividends applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period.

The Company estimates the fair value of restricted stock awards based on the market price of PNMR common stock on the date of grant reduced by the present value of estimated future dividends with the following weighted-average assumptions for the indicated periods:

	2006	2005	2004
Expected quarterly dividends per share	$0.20	N/A	N/A
Risk-free interest rate	4.64%	N/A	N/A

The following table summarizes nonvested restricted stock activity for the year ended December 31, 2006:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock	Shares	Fair Value

Nonvested at beginning of period	109,044	$24.92

Granted	105,400	$24.11

Vested	(40,887)	$24.36

Forfeited	(11,788)	$24.06

Nonvested at end of period	161,769	$24.55

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following table summarizes restricted stock activity for the year ended December 31:

Nonvested Restricted Stock	2006	2005	2004
	(In thousands, except per share amounts)

Weighted-average grant date fair value of shares granted	$24.11	$26.46	$20.80
Total fair value of shares that vested during the period	$992	$454	$36

Performance Shares

The PEP allows for the issuance of performance share awards through December 31, 2006. Under the provisions of SFAS 123R, the compensation expense for these awards was determined based on the market price of PNMR common stock on the date of grant applied to the total numbers of shares that were anticipated to be awarded.

Under this plan, 0, 33,568, and 5,688 shares were issued during the years ended December 31, 2006, 2005, and 2004, respectively.

ESPP

Under the ESPP, employees were allowed to purchase shares of PNMR’s common stock at a 15% discount of the lower of the market price of stock at the beginning of the offering period and end of each purchase period for the six months ended June 30, 2006. Under the provisions of SFAS 123R, the compensation expense for the shares issued under the ESPP was determined based on the fair value of PNMR’s common stock using the Black-Scholes model. Beginning July 1, 2006, the discount rate was changed to 5%, and the look-back feature was eliminated; therefore, the plan is no longer considered compensatory.

The ESPP has been authorized to issue up to 375,000 new shares of PNMR common stock. Under the ESPP, 85,089, 85,354, and 76,100 shares were issued during the years ended December 31, 2006, 2005, and 2004, respectively. The source of shares for the ESPP is primarily new issued shares.

(14)	Construction Program and Electric Generating Plants

PNMR

PNMR’s construction expenditures for 2006 were approximately $321.1 million, including expenditures on jointly-owned projects. PNMR’s proportionate share of operating and maintenance expenses for PNM’s jointly-owned plants is included in operating expenses in its Consolidated Statements of Earnings. TNMP does not participate in the ownership or operation of any generating plants, nor does TNMP own or operate any generating plants. As of December 31, 2006, PNMR’s wholly owned subsidiary, Altura, owned 305 MW of generation capacity from the Twin Oaks plant. (See Item 2. “Properties.”)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNM

PNM’s construction expenditures for 2006 were approximately $246.2 million, including expenditures on jointly-owned projects. PNM’s proportionate share of operating and maintenance expenses for its jointly-owned plants is included in operating expenses in its Consolidated Statements of Earnings.

At December 31, 2006, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation	Construction Work in Progress	Composite Interest
	(In thousands)

SJGS (Coal)	$702,880	$416,394	$26,503	46.30%
PVNGS (Nuclear) *	$286,381	$85,261	$27,719	10.20%
Four Corners Units 4 and 5 (Coal)	$127,943	$100,600	$2,687	13.00%
Luna (Gas)	$47,951	$1,472	$1,641	33.33%

•	Includes interest in PVNGS Unit 3, interest in common facilities for all PVNGS units and owned interests in PVNGS Units 1 and 2.

San Juan Generating Station

PNM operates and jointly owns SJGS. At December 31, 2006, SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson Electric Power. SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA, and 8.2% by Tri-State. SJGS Unit 4 is owned 38.457% by PNM, 28.8% by M-S-R Public Power Agency, 10.04% by the City of Anaheim, California, 8.475% by Farmington, 7.2% by the County of Los Alamos, and 7.028% by UAMPS.

Palo Verde Nuclear Generating Station

PNM is a participant in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, EPE, SCE, SCPPA and The Department of Water and Power of the City of Los Angeles. PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases.

Four Corners Power Plant

PNM is a participant in two units of Four Corners with APS (the operating agent), EPE, Salt River Project, SCE, and Tucson. PNM has a 13.0% undivided interest in Units 4 and 5 of Four Corners.

Luna Plant

In April 2006, construction of Luna, a combined-cycle power plant near Deming, New Mexico, was completed and the plant became operational. The Luna Energy Facility is owned 33.3% by PNM, 33.3% by Tucson Electric and 33.3% by Phelps Dodge. Along with 1/3 ownership of the plant, PNM also managed the construction project. Luna is operating as a PNM merchant facility and PNM’s 190-megawatt share of its power is being sold to wholesale electric customers in the Southwest.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(15)	Asset Retirement Obligations

SFAS 143

The effects of adoption of SFAS 143 are based on the Company’s determination of underlying assumptions, such as the Company’s discount rate, estimates of the future costs for decommissioning and the timing of the removal activities to be performed. Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified.

PNMR

A reconciliation of PNMR’s asset retirement obligations is as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

Liability at beginning of period	$55,646	$50,361
Liabilities incurred	825	1,251
Accretion expense	4,867	4,034
Liability at end of period	$61,338	$55,646

PNM

A reconciliation of PNM’s asset retirement obligations is as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

Liability at beginning of period	$54,940	$50,361
Liabilities incurred	751	545
Accretion expense	4,802	4,034
Liability at end of period	$60,493	$54,940

PNM identified the ARO liability on the decommissioning of its nuclear generation facilities and fossil fuel generation plants. PNM’s transmission and distribution facilities are also subject to SFAS 143. The majority of these assets, however, have an indeterminable useful life and settlement date. In 2006, PNM did not identify any material AROs associated with the transmission and distribution assets.

TNMP

A reconciliation of TNMP’s asset retirement obligations is as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

Liability at beginning of period	$639	$-
Liabilities incurred	(7)	639
Accretion expense	54	-
Liability at end of period	$686	$639

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

FIN 47

In 2005, PNMR, PNM and TNMP adopted FIN 47 and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings. The amount is net of amounts expensed in prior years for the cost of removal included in depreciation.

The amounts in the table below reflect the pro forma ARO liability that would have been recorded at January 1 and December 31, 2004, assuming FIN 47 had been applied during all periods presented and the ARO liability recorded at December 31, 2005:

	PNMR	PNM	TNMP
	(In thousands)

January 1, 2004 pro forma ARO liability	$47,728	$47,671	$543
December 31, 2004 pro forma ARO liability	$51,785	$51,723	$589
December 31, 2005 recorded ARO liability	$55,646	$54,940	$639

The effects of adoption of FIN 47 are based on the Company’s interpretation of FIN 47 and determination of underlying assumptions, such as the Company’s discount rate, estimates of the future costs and the timing of the removal activities to be performed. Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified.

PNMR and TNMP identified ARO liabilities on the removal of asbestos from certain buildings owned in New Mexico. PNM identified an ARO liability on the closure requirement of an evaporation pond at one of its generation facilities. In addition, PNM and TNMP identified ARO liabilities on the removal of transformers and equipment containing polychlorinated biphenyls.

Cumulative accretion and accumulated depreciation were recorded for the time period from the date the liability would have been recognized had the provisions of this Interpretation been in effect when the liability was incurred to the date of adoption of this Interpretation. The cumulative effect of initially applying FIN 47 was recognized as a change in accounting principle. FIN 47 is effective for 2005.

(16)	Commitments and Contingencies

Overview

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Commitments and Contingencies Related to the Environment

PNM

Renewable Portfolio Standard

The Renewable Energy Act of 2004 was enacted to encourage the development of renewable energy in New Mexico. It establishes a mandatory renewable energy portfolio standard requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006 and increasing 1% per year until a level of 10% is reached in the year 2011. The Act provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans and requires the NMPRC to establish a reasonable cost threshold for the procurement of renewable resources to prevent excessive costs being added to rates.

In August 2006, PNM filed its annual renewable energy portfolio report and 2007 Renewable Energy Procurement Plan. In its procurement plan, PNM stated that it would continue to procure renewable energy and renewable energy certificates (RECs) from wind and solar photovoltaic facilities and to capitalize the costs for recovery in its next rate case in accordance with a stipulation approved by the NMPRC in 2003. The procurement plan requested the Commission to amend PNM’s solar photovoltaic program to eliminate the annual ceiling on new customer subscriptions, to approve the procurement of renewable energy and RECs from a biomass facility under a 20-year PPA beginning in 2009 and to authorize recovery of the costs of procurement under the PPA, including costs related to imputed debt. The NMPRC issued a final order on December 14, 2006 which approved the amendment to the photovoltaic program, approved the procurement under the biomass PPA, and recognized a “disputable presumption” of the reasonableness of the costs of energy and capacity under the PPA. The Commission denied PNM’s request to recover imputed debt costs, but gave PNM leave to present the issue again in a rate case.

Person Station

PNM, in compliance with a Corrective Action Directive issued by the NMED, determined that groundwater contamination existed in the deep and shallow groundwater at PNM’s Person Station site. PNM is required to delineate the extent of the contamination and remediate the contaminants in the groundwater at the Person Station site. The extent of shallow and deep groundwater contamination was assessed and the results were reported to the NMED. PNM has received the renewal of the RCRA post-closure care permit for the facility. Remedial actions for the shallow and deep groundwater were incorporated into the new permit. PNM has installed and is operating a pump and treatment system for the shallow groundwater. The renewed RCRA post-closure care permit allows remediation of the deep groundwater contamination through natural attenuation. PNM’s current estimate to decommission its retired fossil-fueled plants (discussed below) includes approximately $1.5 million in additional expenses to complete the groundwater remediation program at Person Station. The remediation program continues on schedule.

Retired Fossil-Fueled Plant Decommissioning Costs

PNM’s retired fossil-fueled generating stations, Person and Santa Fe Stations, have incurred dismantling and reclamation costs as they are decommissioned. As of December 31, 2006, and 2005, $2.3 million and $2.5 million, respectively, was recognized on PNM’s Consolidated Balance Sheet for the obligation for decommissioning costs for the Person and Santa Fe Stations.

PVNGS Decommissioning Funding

PNM has a program for funding its share of decommissioning costs for PVNGS. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNM provided an additional $4.3 million, $3.6 million and $5.1 million funding for the years ended December 31, 2006, 2005 and 2004, respectively, into the qualified and non-qualified trust funds. The estimated market value of the trusts at December 31, 2006 and 2005 was $123.1 million and $105.7 million, respectively.

Nuclear Spent Fuel and Waste Disposal

Pursuant to the Nuclear Waste Policy Act, the DOE is obligated to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Under the Nuclear Waste Policy Act, the DOE was to develop facilities necessary for the storage and disposal of spent nuclear fuel and to have the first facility in operation by 1998. Although the DOE has various estimates of when such a repository could be opened, ranging from 2012 to past 2015, the Company is unable to predict when a repository will be available.

APS, the operator of PVNGS, has fuel storage pools at PVNGS, which accommodates fuel from normal operation of PVNGS. To continue to allow full core offload capability, older fuel is being placed in dry storage casks and removed from the Units. Through December 31, 2006, the operator of PVNGS has loaded 47 dry storage casks and placed the casks in the completed dry storage facility. PNM currently estimates that it will incur approximately $51.4 million (in 2005 dollars) over the life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant. PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned. During the years ended December 31, 2006, 2005 and 2004, PNM incurred expense of $1.2 million, $1.0 million and $1.0 million, respectively. At December 31, 2006 and 2005, PNM had $14.0 million and $14.1 million, respectively, recorded as a liability on its Consolidated Balance Sheets for interim storage costs. The dry storage facility has the space to hold all fuel anticipated to be used during the licensed life of PVNGS.

The Clean Air Act

Regional Haze

In 2005, the EPA issued the final rule addressing regional haze and guidelines for Best Available Retrofit Technology (“BART”) determinations. The purpose of the regional haze regulations is to address regional haze visibility impairment in the United States’ national parks and wilderness areas. The rule calls for all states to establish goals and emission reduction strategies for improving visibility in these areas. In October of 2006, the EPA issued the final BART Alternatives Rule which made revisions to the 2005 regional haze rules. In particular, the Alternatives Rule defines how an SO2 emissions trading program developed by the Western Regional Air Partnership, a voluntary organization of western states, tribes and federal agencies, can be used by western states. New Mexico will be participating in the SO2 program, which is a backstop trading program that will be implemented if SO2 reduction milestones, which are still being developed, are not met. The NMED has requested a BART analysis for nitrogen oxides and particulate be done for each of the four units at SJGS. The Company is working to complete this analysis in early June 2007, and upon completion will submit the analysis to the NMED. Potentially, additional nitrogen oxide emission reductions could be required. The nature and cost of compliance with these potential requirements cannot be determined at this time.

New Source Review Rules

In 2003, the EPA issued its rule regarding RMRR, clarifying what constitutes routine maintenance, repair, and replacement of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act. In March 2006, a panel of the Court of Appeals for the District of Columbia Circuit vacated this rule. The action by the court did not eliminate the NSR exclusion for routine maintenance, repair, and replacement work nor did the decision rule on what activities are physical changes. The EPA’s authority to write a rule based on the current NSPS hourly emission increase test remains in place, although the U.S. Supreme Court agreed to hear an appeal of the 4th U.S. Circuit Court of Appeals ruling in favor of an energy company with respect to the hourly emission increase test. The case will decide whether the EPA can in fact use an hourly emission increase test. A decision in this case is expected in the first half of 2007. The Company is unable to determine the impact of this matter on its results of operations and financial position.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Citizen Suit Under the Clean Air Act

PNM reached an impasse with the Grand Canyon Trust and Sierra Club (“Plaintiffs”) and with the NMED with respect to certain matters under the Consent Decree of May 10, 2005.  As a result, PNM filed petitions with the United States District Court for the District of New Mexico on October 6 and 12 2006 seeking a determination that PNM had complied with the Consent Decree with respect to the matters at issue. The controversies related to PNM’s reports on Nox controls and demisters at SJGS.  PNM reached an agreement with the Plaintiffs and the NMED concerning these issues which was set forth in a Stipulated Order. The Court entered the Stipulated Order approving the settlement on December 27, 2006. The settlement does not require any additional material expenditures with respect to the implementation of the Consent Decree.

Navajo Nation Environmental Issues

Four Corners is located on the Navajo Reservation and is held under an easement granted by the federal government as well as a lease from the Navajo Nation. APS is the Four Corners operating agent and PNM owns a 13.0% ownership interest in Units 4 and 5 of Four Corners.

The Navajo Acts, enacted in 1995, purport to give the Navajo Nation EPA authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners. In 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, challenging the applicability of the Navajo Acts as to Four Corners. The District Court stayed these proceedings pursuant to a request by the parties. In May 2005, APS and the Navajo Nation signed a Voluntary Compliance Agreement which would resolve the dispute regarding the air pollution, and control acts portion of the lawsuit for the term of the Voluntary Compliance Agreement. On March 21, 2006, the EPA determined that the Navajo Nation was eligible for “treatment as a state” for the purpose of entering into a supplemental delegation agreement with EPA to administer the Clean Air Act Title V, Part 71 federal permit program over Four Corners. EPA entered into the supplemental delegation agreement with the Navajo Nation on the same day. Because EPA’s approval was consistent with the requirements of the Voluntary Compliance Act, SRP and APS sought and obtained dismissal of the District Court lawsuit to the extent the claims relate to the Clean Air Act.

In 1998, the EPA issued regulations identifying those Clean Air Act provisions for which it is appropriate to treat Native American tribes in the same manner as states. The EPA has announced that it has not yet determined whether the Clean Air Act would supersede pre-existing binding agreements between the Navajo Nation and the Four Corners participants that could limit the Navajo Nation’s environmental regulatory authority over Four Corners. The Company believes that the Clean Air Act does not supersede these pre-existing agreements. The Company cannot currently predict the outcome of this matter.

In 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. The Four Corners participants believe that the regulations fail to recognize that the Navajo Nation did not intend to assert jurisdiction over Four Corners. Each of the Four Corners participants filed a petition with the Navajo Supreme Court for review of the operating permit regulations. In light of the execution of the Voluntary Compliance Act, SRP and APS also sought and obtained dismissal of this lawsuit.

Four Corners Federal Implementation Plan Litigation

In September 1999, the EPA proposed a FIP to set air quality standards at certain power plants, including Four Corners. On July 26, 2006, the Sierra Club sued the EPA to compel the EPA to issue a final FIP to limit emissions at Four Corners. On September 12, 2006, the EPA again proposed a FIP to establish air quality standards at Four Corners.

APS, the Four Corners operator, intervened in the proceeding as a defendant in order to protect the interests of the participants. The Sierra Club and the EPA reached a settlement over the timing of the issuance of the FIP and a Consent Decree was lodged with the Court on December 13, 2006. Under the terms of the proposed Consent Decree, the EPA is to take final action on the proposed FIP on or before April 30, 2007. The Company is unable to determine the impact of these matters on its results of operations and financial position or to predict whether the proposed FIPs will be adopted in the current form.

In addition, on August 21, 2006, the EPA proposed a FIP to implement “minor New Source Review” on Tribal reservations. The FIP, if finalized, would apply to Four Corners and would require preconstruction review and permitting of plant projects that meet specified criteria. PNM does not currently expect this FIP to have a material adverse effect on its financial position, results of operations, cash flows or liquidity.

Santa Fe Generating Station

PNM and the NMED conducted investigations of gasoline and chlorinated solvent groundwater contamination detected beneath PNM’s former Santa Fe Generating Station site to determine the source of the contamination pursuant to a 1992 settlement agreement between PNM and the NMED.

PNM believes that the data compiled indicates observed groundwater contamination originated from off-site sources. However, in 2003, PNM elected to enter into a fifth amendment to the 1992 Settlement Agreement with the NMED to avoid a prolonged legal dispute, whereby PNM agreed to supplement remediation facilities by installing an additional extraction well and two new monitoring wells to address remaining gasoline contamination in the groundwater at and in the vicinity of the site. These wells were completed in 2004. PNM will continue to operate the remediation facilities until the groundwater is cleaned up to applicable federal standards or until such time as the NMED determines that additional remediation is not required, whichever is earlier. The City of Santa Fe, the NMED and PNM entered into an amended Memorandum of Understanding relating to the continued operation of the well and the remediation facilities called for under the latest amended Settlement Agreement. The well continues to operate and meets federal drinking water standards. PNM is not able to assess the duration of this project.

PNM has been verbally informed that the Superfund Oversight Section of the NMED is conducting an investigation into the chlorinated solvent contamination in the vicinity of the former Santa Fe Generating Station site. The investigation will study possible sources for the chlorinated solvents in the groundwater. The NMED investigation is ongoing.

Coal Combustion Waste Disposal

SJCC currently disposes of coal combustion products consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant. PNM and SJCC have been participating in various sessions sponsored by EPA to consider rulemaking for the disposal of coal combustion products. The rulemaking would be pursuant to the Bevill Amendment of the Resource Conservation and Recovery Act. PNM cannot predict the outcome of this matter but does not believe currently that it will have a material adverse impact on its results of operations or financial position.

Excess Emissions Reports

As required by law, whenever there are excess emissions from SJGS, due to such causes as start-up, shutdown, upset, breakdown or certain other conditions, PNM makes filings with the NMED. For several years, PNM had been in discussions with NMED concerning excess emissions reports for the period after January 1997. This matter was resolved during 2005 in conjunction with the GCT settlement described above under “Citizen Suit Under the Clean Air Act.”

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Archaeological Site Disturbance

In 2002, the USFS notified PNM that apparent disturbances to archeological sites had been discovered in and around the rights-of-way for PNM’s transmission lines in the Carson National Forest in New Mexico.  PNM had hired Great Southwestern to perform certain climb and tighten activities on those transmission lines.

In 2004, PNM and Great Southwestern entered into an agreement with the NNHPD for a survey of potential impacts on Navajo Nation land to determine if disturbed cultural resources exist.  The NNHPD and the Navajo Nation Division of Natural Resources are of the opinion that PNM has complied fully with the stipulations set forth in the 2004 agreement, and as such, NNHPD requires no further work from PNM or Great Southwestern.

PNM has been verbally advised that the BLM and the USFS have decided to not pursue criminal actions, but no written confirmation has been received.  The BLM and the USFS have requested that PNM and Great Southwestern to conduct certain additional assessments of potential impacts to cultural and archeological resources within the jurisdiction of these agencies. PNM and Great Southwestern intend to comply with the request of the agencies.

Other Commitments and Contingencies

PNMR

Net Operating Loss Carry Forwards

The IRS has challenged certain net operating loss carry-forwards on PNMR’s 2001 tax return. The IRS has issued a “Notice of Proposed Adjustments,” in which the IRS proposes to disallow the net operating loss carry-forward. PNMR disagrees with the proposed adjustment and is working on a settlement with the IRS appeals office. PNMR does not anticipate that the ultimate resolution of the issue will have a material adverse effect on its results of operations or financial position.

Coal Supply

Twin Oaks

The coal requirements for Twin Oaks are being supplied by a long-term fuel supply agreement. This fuel supply agreement expires when Twin Oaks meets delivery of a specified number of decatherms. Based on current forecasts of usage, the Company estimates the contract will expire in 2029. If Twin Oaks were to take only the minimum delivery amounts specified under this contract, it would expire in approximately 2040. Altura is not responsible under this agreement for the decommissioning or reclamation costs of this mine. PNMR has issued a parental guarantee on behalf of Twin Oaks’ owner, Altura, guaranteeing Altura’s performance under this fuel supply agreement.

PNM

The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP Billiton. SJCC holds certain federal, state and private coal leases under an underground coal sales agreement, for purposes of this discussion referred to as the “coal agreement,” pursuant to which it will supply processed coal for operation of the SJGS through 2017. The coal agreement is a cost plus contract. SJCC is reimbursed for all costs for mining and delivering the coal plus an allocated portion of administrative costs. In addition, SJCC receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. This guarantee is with respect to SJCC’s obligations as defined in the coal agreement and protects against contingencies such as SJCC non-performance, insolvency, bankruptcy, reorganization, dissolution, and other corporate or organizational adversities. The coal agreement contemplates the delivery of approximately 80 million tons of coal during its remaining term. That amount would supply substantially all the requirements of the SJGS through approximately 2017. In 2001, PNM and Tucson signed the coal agreement with SJCC to replace two surface mining operations with a single underground mine located adjacent to the plant.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Four Corners is supplied with coal under a fuel agreement between the owners and BNCC, under which BNCC agreed to supply all the coal requirements for the life of the plant. The current fuel agreement expires in July 2016. BNCC holds a long-term coal mining lease, with options for renewal, from the Navajo Nation and operates a surface mine adjacent to Four Corners with the coal supply expected to be sufficient to supply the units for their estimated useful lives.

In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners are required to reimburse SJCC and BNCC for the cost of coal mine decommissioning or reclamation. Final mine reclamation occurs when mining production activities conclude. PNM considers these costs part of the cost of delivered coal costs over the life of the respective mine. This liability is recorded at estimated fair value based on the expected cash out-flows to be made to reimburse SJCC and BNCC for their reclamation activities. These cash flows are discounted at a credit adjusted risk-free rate. The liability is accreted and an appropriate incremental cost is recognized using the interest method.

In 2003, PNM completed a comprehensive review with the help of an outside consulting firm of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal. Based on this study, PNM revised its estimates of the final reclamation of the surface mine. In addition, the mining contract with BNCC supplying Four Corners was renewed until 2016 and the estimate for decommissioning the Four Corners mine was also revised. The final cost of reclamation is expected to be $136.6 million in future dollars excluding contract buyout costs paid to SJCC. During the year ended December 31, 2006, 2005 and 2004, PNM made payments of $11.6 million, $11.7 million and $12.9 million, respectively, against this liability. As of December 31, 2006, and 2005, $39.3 million and $48.3 million, respectively, was recognized on PNM’s Consolidated Balance Sheet for the obligation for reclamation using the fair value method to determine the liability.

Per the Global Electric Agreement (see Note 17), PNM was allowed to collect up to $100.0 million of surface mine final reclamation costs from 2003 to 2020. PNM expects to recover the increased decommissioning costs in conjunction with the electric rate case filed with the NMPRC in February 2007. In addition, PNM is also requesting to recover the portion of final underground mine reclamation costs related to New Mexico ratepayers in the electric rate case.

The underground mine began commercial operation in January 2003. At December 31, 2006 and 2005, the balance on PNM’s Consolidated Balance Sheets for the reclamation liability related to mining activities was $0.9 million and $0.7 million, respectively.

PVNGS Liability and Insurance Matters

The PVNGS participants have financial protection for public liability resulting from nuclear energy hazards to the full limit of liability under federal law. This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300.0 million and the balance by an industry-wide retrospective assessment program. If losses at any nuclear power plant covered by the programs exceed the primary liability insurance limit, PNM could be assessed retrospective adjustments. The maximum assessment per reactor under the program for each nuclear incident is approximately $101.0 million. The retrospective assessment is subject to an annual limit of $15.0 million per reactor per incident. Based upon PNM’s 10.2% interest in the three PVNGS units, PNM’s maximum potential assessment per incident for all three units is approximately $31.0 million, with an annual payment limitation of approximately $4.5 million. If the funds provided by this retrospective assessment program prove to be insufficient, Congress could impose revenue-raising measures on the nuclear industry to pay claims.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Natural Gas Supply

PNM Gas contracts for the purchase of gas primarily to serve its retail customers. The majority of these contracts are short-term in nature, supplying the gas needs for the current heating season and the following off-season months. The price of gas is a pass-through, whereby PNM recovers 100% of its cost of gas. There is also occasion for PNM Gas to purchase gas to source off-system sales.

PNM Electric, PNM Wholesale and TNMP Electric procure gas supplies independent of the Company and contract with PNM Gas for transportation services.

Water Supply

Because of New Mexico’s arid climate and current drought conditions, there is a growing concern in New Mexico about the use of water for power plants. The availability of sufficient water supplies to meet all the needs of the state, including growth, is a major issue. PNM has secured water rights in connection with the existing plants at Afton, Luna and Lordsburg. PNM is in the process of securing a water supply for the expansion of the Afton plant. Water availability does not appear to be an issue for these plants at this time.

The Four Corners region of New Mexico, in which SJGS and Four Corners are located, experienced drought conditions during 2002 through 2004 that could have affected the water supply for PNM’s generation plants. In future years, if adequate precipitation is not received in the watershed that supplies the Four Corners region, the plants could be impacted. Consequently, PNM, APS and BHP Billiton have undertaken activities to secure additional water supplies for SJGS, Four Corners and related mines. PNM has reached an agreement for a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a one-year term ending December 31, 2007. Similar one-year agreements were entered into in 2003 through 2006. PNM and BHP Billiton have negotiated for a long-term supplemental contract for SJGS with the Jicarilla Apache Nation ending in 2015. APS and BHP have negotiated a similar contract for Four Corners. These contracts are subject to certain federal and state approvals. Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact the Company’s situation in the future, should the shortages occur in the future.

PVNGS Water Supply Litigation

PNM understands that a summons served on APS in 1986 required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court. PVNGS is located within the geographic area subject to the summons and the rights of the PVNGS participants, including PNM, to the use of groundwater and effluent at PVNGS are potentially at issue in this action. APS, as the PVNGS project manager, filed claims that dispute the court’s jurisdiction over the PVNGS participants’ groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of those rights. In November 1999, the Arizona Supreme Court issued a decision confirming that certain groundwater rights may be available to the federal government and Indian tribes. In addition, the Arizona Supreme Court issued a decision in September 2000 affirming the lower court’s criteria for resolving groundwater claims. Litigation on both these issues has continued in the trial court. In December 2005, APS and other parties filed with the Arizona Supreme Court a petition requesting interlocutory review of a September 2005 trial court order regarding procedures for determining whether groundwater pumping is affecting surface water rights. The Court has not yet ruled on the petition. No trial date concerning the PVNGS participants’ water rights claims has been set in this matter. Although this matter remains subject to further evaluation, PNM does not expect that the described litigation will not have a material adverse impact on its results of operation or financial position.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

San Juan River Adjudication

In 1975, the State of New Mexico filed an action entitled “State of New Mexico v. United States, et al.”, in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the San Juan River Stream System. The Company was made a defendant in the litigation in 1976. The action is expected to adjudicate water rights used at Four Corners and at SJGS (see “Water Supply” above). The Navajo Nation and various parties announced a settlement of the Nation’s reserved surface water rights. Congressional legislation as well as other approvals will be required to implement the settlement. The Company cannot at this time anticipate the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. It is PNM’s understanding that final resolution of the case cannot be expected for several years. PNM is unable to predict the ultimate outcome of this matter.

Conflicts at San Juan Mine Involving Oil and Gas Leaseholders

The SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to the San Juan underground mine. Certain gas producers have leases in the area of the underground coal mine and have asserted claims against SJCC that its coal mining activities are interfering with gas production. The Company understands that SJCC has reached a settlement with Western Gas for certain wells in the mine area. The Western Gas settlement however, does not resolve all of Western Gas’ potential claims in the larger San Juan underground mine area. SJCC has also reached a settlement with another gas leaseholder, Burlington Resources for certain wells in the mine area. PNM cannot predict the outcome of any future disputes between SJCC and Western Gas or other gas leaseholders.

Western United States Wholesale Power Market

Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints and alleged market manipulation by certain sellers, resulted in the well-publicized California energy crisis and in the bankruptcy filings of the Cal PX and of PG&E. As a result of the conditions in the western market, the FERC and other federal and state governmental authorities initiated investigations, litigation and other proceedings relevant to the Company and other sellers. The more significant of these in relation to the Company are summarized below.

California Refund Proceeding

SDG&E filed a complaint with the FERC in 2000 against sellers into the California wholesale electric market. In 2002, the FERC ALJ issued the Proposed Findings on California Refund Liability, in which it determined that the Cal ISO and Cal PX had, for the most part, correctly calculated the amounts of the potential refunds owed by most sellers and identified approximations for the amount of refunds due. In 2003, the FERC issued an order substantially adopting the findings from the ALJ’s 2002 decision, but requiring a change to the formula used to calculate refunds, which had the effect of increasing the refund amounts owed by most sellers. In August 2005, the FERC issued an order setting out the process by which sellers into the Cal ISO and Cal PX markets could make cost recovery filings pursuant to the FERC’s prior orders that indicated sellers would get the opportunity to submit evidence demonstrating that the refund methodology creates a revenue shortfall for their transactions during the refund period (of October 2, 2000 through June 20, 2001). Included in PNM’s submittal were objections to the limited amount of time the FERC allowed for sellers to complete their respective submittals, and the FERC’s arbitrary decision to allow only marketers, and not load serving entities such as PNM, to include a return component in their cost filings. PNM participated with certain other sellers to request rehearing of these issues before the FERC. In September 2005, PNM made its cost recovery filing identifying its costs associated with sales into the Cal ISO and Cal PX markets during the refund period. In January 2006, the FERC issued its order on the cost recovery filings, acting on 23 filings that were made by multiple sellers. The FERC accepted that portion of PNM’s filing submitted as prescribed by the FERC’s August 2005 order, but rejected the alternative filings that included a return component for PNM as a load serving entity. The effect of the FERC’s order is that PNM’s allowed cost offset against its refund liability is zero. In February 2006, PNM filed a petition for rehearing requesting FERC to reconsider its order and allow PNM to include a return on equity. While PNM believes it has meritorious legal arguments, the Company cannot predict the outcome of this cost recovery proceeding at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

As previously reported, there have been a number of additional appeals pending before the United States Court of Appeals for the Ninth Circuit with regard to FERC’s orders issued in the various California market refund dockets and PNM has participated in various appeals as one of the members of the Competitive Sellers Group. The Ninth Circuit has held a number of mediation conferences in these, and the multiple other appeals pending before it, to assess the opportunities for settlement, in which PNM has participated. The Ninth Circuit issued an order declaring a 45-day time out period to allow parties the opportunity to assess the recent court decisions and the potential for settlement of cases. In October 2006, the Ninth Circuit extended the time out period in several of the cases. In September 2006, a mediation conference was convened at the California Public Utilities Commission to assess the potential settlement of the refund proceedings. The conference was attended by, among others, PNM, the other buyers and sellers, FERC personnel, a settlement judge and mediator from the Ninth Circuit, and a former FERC ALJ (whose help was enlisted by the Ninth Circuit) to aid in the mediation process. Representatives of PNM continue to attend and participate in the mediation sessions being hosted by the Ninth Circuit. By notice issued in January 2007, the parties to the appeals were advised that the former FERC ALJ will no longer participate in the mediation efforts. The Company cannot predict the ultimate outcome of FERC proceedings that may result from the decisions in these appeals, or whether PNM will be ultimately directed to make any additional future refunds as the result of these court decisions, or whether settlement will be reached in the case.

Pacific Northwest Refund Proceeding

Puget Sound Energy, Inc. filed a complaint at the FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable. In 2003, the FERC issued an order recommending that no refunds should be ordered. Several parties in the proceeding filed requests for rehearing and the FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001. The Port of Seattle then filed an appeal of the FERC’s order denying rehearing in the Ninth Circuit, which is still pending. As a participant in the proceedings before the FERC, PNM is also participating in the appeal proceedings. Oral Argument in the case was held on January 8, 2007. The Company is unable to predict the ultimate outcome of this appeal, or whether PNM will ultimately be directed to make any refunds for these transactions.

FERC Gaming Partnerships Order

In 2003, in the Gaming Partnerships Order, the FERC asserted that certain entities, including PNM, acted in concert with Enron Corporation and other market participants to engage in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during 2000 and 2001. In 2003, PNM filed its responses to the Gaming Partnerships Order indicating that it did not engage in the alleged partnerships, alliances or other arrangements.

In 2004, the FERC issued an order granting the FERC staff’s motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the Cal ISO and Cal PX markets. The FERC approved the settlements entered into by two of the thirteen PNM customers and dismissed another of PNM’s customers from the proceeding. Of the three remaining PNM customers in the docket, the FERC staff entered into settlement agreements with two of them. In 2004, the FERC staff filed a motion to dismiss PNM from the docket and to enter into a settlement of certain parking and lending transactions. The staff’s motion stated that after investigation and review there was no evidence that PNM either engaged in a gaming practice that violated the Cal ISO or Cal PX tariffs. Additionally, PNM entered into a settlement of certain matters outside the scope of the docket related to historic parking and lending transactions, under which PNM agreed not to provide parking and lending services prospectively without first meeting certain requirements agreed to with the FERC staff. Additionally, PNM agreed to pay $1.0 million in settlement to the FERC to obtain satisfaction of all issues related to any potential liability stemming from the provision of parking and lending services historically. In July 2005, the FERC issued its order granting the staff’s

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

motion to dismiss PNM from the Gaming Partnerships docket. In its order, the FERC found that PNM did not engage in prohibited gaming practices as defined in the FERC’s Gaming Partnership Order and also approved the settlement on the parking and lending services. The FERC also denied the California parties’ request to keep the docket open as to PNM and terminated the PNM docket. Subsequently, the California parties filed their petition for rehearing at the FERC objecting to the FERC’s dismissal of PNM from the Gaming Partnership investigation and objecting to the settlement reached with the FERC staff. The petition for rehearing is pending before FERC and PNM cannot predict the ultimate outcome of the rehearing petition. In August 2005, Enron, the final of the original 13 PNM customers, entered into a settlement agreement with the FERC staff, the California parties and others that was contested by several parties. In November 2005, the FERC issued an order approving the joint offer of settlement. Various parties have either objected to the settlement or otherwise sought efforts to stay or overturn FERC’s order. The Enron settlement proceedings continue to be ongoing at FERC. PNM cannot predict the final outcome of this proceeding.

California Power Exchange and Pacific Gas and Electric Bankruptcies

In 2001, SCE and the major purchasers of power from the Cal ISO and Cal PX defaulted on payments due to the Cal ISO for power purchased from the Cal PX in 2000. These defaults caused the Cal PX to seek bankruptcy protection. PG&E subsequently also sought bankruptcy protection. PNM has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceedings. Amounts due to PNM from the Cal ISO or Cal PX for power sold to them in 2000 and 2001 total approximately $7.9 million. Both the PG&E and Cal PX bankruptcy cases have confirmed plans of reorganization in which the claims of various creditors have been specially classified and are waiting a final determination by the FERC before the claims are actually paid. The PG&E bankruptcy case has an escrow account and the Cal PX bankruptcy has established a settlement account, both of which are awaiting final determination by the FERC setting the level of claims and allocating the funds.

California Attorney General Complaint

In 2002, the California Attorney General filed a complaint with the FERC against numerous sellers, including PNM, regarding prices for wholesale electric sales into the Cal ISO and Cal PX markets and to the California Department of Water Resources. In 2002, the FERC entered an order denying the California Attorney General’s request to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions. The California Attorney General filed a petition for review in the Ninth Circuit. The Ninth Circuit issued a decision upholding the FERC’s authority to establish the market-based rate framework under the Federal Power Act, but held that the FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to the FERC as required by its rules. The Ninth Circuit determined that the FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to the FERC for further proceedings, including a determination as to whether additional refunds are appropriate. In December 2006, PNM joined a group of sellers in filing a petition for writ of certiorari in the United States Supreme Court challenging the decision by the Ninth Circuit. See discussion above regarding “California Refund Proceeding.” The Company cannot predict the ultimate outcome of the FERC proceeding on remand, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.

California Antitrust Litigation

In May 2005, the California Attorney General filed a lawsuit in California state court against PNM, PowerEx, and the Colorado River Commission alleging that PNM and PowerEx conspired to engage in unfair trade practices involving overcharges for electricity in violation of California state antitrust laws. In April 2006, the Federal District Court issued its decision denying the California Attorney General’s motion to remand the case back to the state court, and granted PNM’s and PowerEx’s motions to dismiss the case. The California Attorney General has appealed the case to the Ninth Circuit. Briefs have been filed in the case by the parties, but Oral Argument has not yet been scheduled. The Company cannot predict the final outcome of this litigation nor whether PNM will be required to make refunds or pay damages under these claims.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Wholesale Power Marketing Antitrust Suit

In 2004, PNM received notice that it was included in a list of 56 defendants that were sued by the City of Tacoma Department of Public Utilities in federal district court in the State of Washington. PNM was listed in a class of defendants referred to as the Trading Defendants, who allegedly engaged in buying, selling and marketing power in California and other locations in the western United States. The complaint alleged the Trading Defendants acted in concert among themselves and with Non-Defendant Trading Co-Conspirators and engaged in conduct that amounted to market manipulation. The complaint identified specific conduct that allegedly amounted to market manipulation, including the submission of false information and misrepresentation regarding load schedules, bids, power supply, transmission congestion, source and destination of energy, the supply and provision of energy and ancillary services. The complaint alleged the activities of the Trading Defendants, along with Generator Defendants and the Co-Conspirators, resulted in substantially increased prices for energy in the Pacific Northwest spot market in excess of what otherwise would have been the price and asserted damages in excess of $175.0 million from the multiple defendants. There have been three Ninth Circuit decisions that, collectively, appear to make the plaintiff’s case more difficult to prevail. As a result, PNM joined a motion to dismiss the City of Tacoma Department of Public Utilities complaint given Ninth Circuit precedent. In February 2005, the district court judge in the case granted defendants’ motion to dismiss. As a result, the antitrust lawsuit against PNM filed by the City of Tacoma Department of Public Utilities was dismissed. In March 2005, the City of Tacoma Department of Public Utilities filed an appeal in the Ninth Circuit contesting the district court’s decision to dismiss the complaint. PNM participated in the appeal in support of the dismissal and joined in defendants’ brief filed in the Ninth Circuit, as well as a motion for summary affirmance. The defendants’ motion for summary affirmance of the district court was denied and the case was assigned to a merits panel for argument. The appeal is pending before the Ninth Circuit and the Company cannot predict the outcome of this appeal, or whether PNM will be required to make any refunds or pay damages as a result of this litigation.

Regional Transmission Issues

Transmission Services

In July 2005, the FERC issued an order terminating its proceeding on standard market design, stating that since issuance of the standard market design notice of proposed rulemaking, the electric industry has made significant progress in the development of voluntary RTOs and ISOs. In September 2005, the FERC issued a Notice of Inquiry on Preventing Undue Discrimination and Preference in Transmission Services seeking information from the industry regarding the provisions of the OATT for possible revision in a future rulemaking. On May 18, 2006, FERC issued a Notice of Proposed Rulemaking (NOPR) to reform its pro forma OATT. FERC emphasized that its purpose for the NOPR was not to create new market structures, redesign approved RTO or ISO markets, require transmission owners to divest control over transmission, impinge on state jurisdiction, or weaken the protection of native load customers. Core OATT elements were retained, including comparability requirements, protection of native load, state’s jurisdiction over bundled retail load, functional unbundling to address undue discrimination, and reciprocity. PNM and TNMP have filed Comments and Supplemental Comments in this proceeding. The NOPR is still pending before the FERC. The Company cannot predict what impact the final rule may have on its operations.

Transmission Pricing

In November 2005, the FERC issued a NOPR Promoting Transmission Investment through Pricing Reform. In the proposed rulemaking, the FERC notes declining investment in the national transmission grid and proposes certain incentive actions it is considering to increase transmission investment to improve the reliability of national transmission grid. In addition to the incentive proposals, the FERC would implement additional reporting requirements for public utilities that operate transmission systems. In July 2006, FERC issued its Final Rule 679 to promote transmission investment through pricing reform. With its rule, FERC provided various incentives intended to promote transmission investment within the context of existing procedural requirements, with some flexibility. The FERC did not grant outright incentives to any public utility, but rather, identified incentives that it would allow

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

when justified in the context of individual utility petitions for declaratory orders or rate filings made pursuant to existing rate change requirements. Under the FERC’s rule, each applicant must demonstrate a nexus between the incentive sought and the transmission investment being made. In August 2006, various entities, including EEI, filed requests for rehearing requesting the FERC modify its rule. The Company supported EEI’s position in the filing. On December 22, 2006, FERC issued its order on rehearing and retained its proposed rate treatments for transmission incentives, but modified the way in which theses incentives are applied in three principal respects to address the comments received on the rule. Initially, the order on rehearing will require each applicant to explain whether any siting process being relied upon for a rebuttable presumption that the project is necessary to ensure reliability or reduce congestion does contain such review. The rehearing order also clarified that this rebuttable presumption applies only to whether the project reduces congestion or encourages reliability, not the additional requirements of the Final Rule. Additionally, the rehearing order requires applicants to demonstrate that the total package of incentives being proposed is tailored to address the demonstrable risks or challenges faced by the transmission provider in undertaking the project. As such, if some of the incentives in the package reduce the risks of the project, that fact will be taken into account in any request for an enhanced ROE. The rehearing order also clarified that the Commission does not intend to grant incentive returns “routinely” or that, when granted, they will always be at the “top” of the zone of reasonableness. Rather, each transmission provider will, first, be required to justify a higher ROE under the required nexus test and, second, to justify where in the zone of reasonableness that return should lie. The rehearing order indicated the FERC will entertain requests for a specific ROE determination in a petition for declaratory order. The Company intends to continue to monitor and participate in additional developments in these FERC notices and rulemakings.

FERC Office of Market Oversight and Investigations

In November 2005, PNM received notice that the FERC Division of Operational Audits of the Office of Enforcement formerly known as the Office of Market Oversight and Investigations would perform a compliance audit of the Company. The audit covers the period from January 2004 to the present and will examine the Company’s compliance with the FERC standards of conduct and OASIS requirements, compliance of the Company’s transmission practices with the FERC regulations and applicable OATT, and compliance of PNM’s wholesale electricity marketing operation with its market-based rate tariff. This audit is part of a series of routine, mandatory audits of all of the utilities under FERC oversight, focused on compliance with the FERC’s rules and regulations. Similar audits have been conducted of other regional utilities. The FERC will issue its findings upon conclusion of the audit.

The audit is ongoing and PNM has been cooperating, and will continue to cooperate, fully with the FERC to complete the audit. The Company cannot predict the outcome of the audit or whether the FERC will make any adverse findings related to PNM’s compliance with the FERC’s rules and regulations.

Natural Gas Royalties Qui Tam Litigation

In 1999, a private relator served a complaint alleging violations of the False Claims Act by PNM and its wholly owned subsidiaries, Sunterra Gas Gathering Company and Sunterra Gas Processing Company (collectively, the “Company” for purposes of this discussion), by purportedly failing to properly measure natural gas from federal and tribal properties in New Mexico, and consequently, underpaying royalties owed to the federal government. The complaint seeks actual damages, treble damages, costs and attorneys fees, among other relief.

The Company joined with other defendants in a motion to dismiss on the ground that the relator does not meet certain jurisdictional requirements for bringing suit under the False Claims Act. On October 20, 2006, the United States District Court for the District of Wyoming issued an order granting the motion and dismissing some of the defendants, including the Company. The relator has appealed to the U.S. Court of Appeals for the Tenth Circuit.

The Company has reached an agreement in principle with the private relator pursuant to which the relator will move to dismiss his appeal, the Company will forego any efforts to seek attorney fees, costs and expenses, and the parties will provide mutual releases. When fully implemented, the Company will have no further potential liability from this litigation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

Biomass Project

PNM has entered into a 20-year contract for the purchase of 35 MW of capacity from a renewable biomass power generation facility in central New Mexico to commence in 2009.  The purchase power agreement is contingent upon the satisfaction of certain conditions precedent as outlined in the purchase power agreement. The deadline for satisfaction of the conditions has not passed including obtaining permits, completion of financial closing by April 2, 2007 and the start of construction by July 2, 2007.

Valencia Energy Facility

PNM has announced plans to enter into a power purchase agreement to purchase all of the electric capacity and energy from the Valencia Energy Facility, a proposed natural gas-fired power plant to be constructed near Albuquerque, New Mexico. PNM is negotiating with a third-party who would build, own and operate the facility while PNM would be the sole purchaser of the electricity generated. The total projected construction cost for the facility is between $100 million to $105 million. The term of the proposed power purchase agreement would be for 20 years beginning June 1, 2008, with the full output of the plant estimated up to an average of 150 MW. PNM will have the option to purchase and own up to 50% of the plant after it reaches commercial operation. PNM estimates that the plant will typically operate during peak periods of energy demand in summer (less than 18% of the time on an annual basis).

(17)     Regulatory and Rate Matters

PNMR

Energy Policy Act

In August 2005, the Energy Policy Act of 2005 was enacted, effective February 2006. Implementation of various portions of the law requires the issuance of rules by the FERC. The FERC adopted final rules implementing various provisions of the Energy Policy Act including rules pertaining to repeal of PUHCA of 1935 and implementation of PUHCA of 2005, the FERC’s expanded mergers and acquisitions approval authority and prohibition of energy market manipulation. The FERC has also issued a number of other proposed rules that are pending, including rules pertaining to preventing undue discrimination in transmission services and electric reliability standards. The Company will continue to monitor, and participate in, as appropriate, proceedings involving implementation of the Energy Policy Act.

Global Electric Agreement

In 2003, PNM signed the Global Electric Agreement, which provided for the repeal of a majority of the New Mexico Restructuring Act, a fixed rate path, procedures for PNM’s participation in unregulated generating plant activities and other regulatory issues. In accordance with this rate path, PNM reduced its retail rates by 2.5% in September 2005. The rate path is effective through December 31, 2007, at which time rates are subject to review by the NMPRC.

Price-to-Beat Base Rate Reset

Based on the terms of the Texas stipulation related to the acquisition of TNP, First Choice made a filing to reset its price-to-beat base rates in December 2005. First Choice’s price-to-beat base rate case was consolidated with TNMP’s 60-day rate review (see “60-Day Rate Review” below). First Choice requested that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the TNP acquisition stipulation. In May 2006, TNMP, First Choice, the PUCT Staff and other parties filed a non-unanimous settlement agreement (“NUS”). On July 20, 2006, the ALJ reopened the record to accept argument concerning the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

provisions for accumulated deferred federal income taxes and the carrying charges on stranded costs. Subsequently, on August 24, 2006, the ALJ issued a Proposal For Decision urging the PUCT to reject the NUS. After the parties filed exceptions to the Proposal For Decision, the PUCT unanimously rejected the ALJ’s proposal and approved the NUS on November 2, 2006. The PUCT made First Choice’s new price-to-beat base rates effective on December 1, 2006, as First Choice had requested. As Price-to-Beat rates expired on December 31, 2006, the approved rates are no longer applicable. In January 2007, TNMP’s 60 Day Rate Review proceeding, and the underlying NUS, was appealed by Cities to the district court, in Austin, Texas. TNMP and FCP are preparing a response and will defend the PUCT’s Final Order approving the NUS.

Price-to-Beat Fuel Factor

Under the PUCT’s final order approving the acquisition of TNP by PNMR, First Choice filed its post-true-up price-to-beat adjustment filing to adjust its price-to-beat fuel factor on September 21, 2006. First Choice’s filing calculated a 24.95% decrease in its price-to-beat fuel factors. The PUCT made the fuel factor reset effective December 1, 2006, as First Choice had requested. As Price-to-Beat rates expired on December 31, 2006, the adjustments approved by the PUCT are no longer applicable.

Energy Agreement

In 2003, First Choice and Constellation executed a power supply agreement that resulted in Constellation being the primary supplier of power for First Choice’s customers through the end of 2006. Additionally, Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires.

In 2004, FCPSP, a bankruptcy remote entity, was created pursuant to the agreement with Constellation to hold all customer contracts previously held by First Choice. Constellation received a lien against the assets of FCPSP to cover the settlement exposure and the mark-to-market exposure rather than requiring FCPSP to post alternate collateral for the purchase of power supply. In addition, FCPSP is restricted by covenants that limit the size of FCPSP’s unhedged market positions and require that sales by FCPSP retain a positive retail margin. The agreement does not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement. If, however, a change in electricity or gas forward prices increases Constellation’s credit exposure to FCPSP beyond a limit based on Constellation’s liens in cash and accounts receivable, Constellation will have no obligation to supply additional power to customers of FCPSP unless FCPSP provides letters of credit or other collateral acceptable to Constellation, and FCPSP will be constrained in its ability to sign up additional customers until that credit shortfall is corrected. The existing pricing mechanism under the Constellation power supply agreement expired on December 31, 2006. In addition, Constellation has agreed to supply power in certain transactions under the PSA beyond the date when that commitment expired.  The obligations of Constellation to act as a qualified scheduling entity continue until the expiration of the agreement on December 31, 2007.

FCPSP may terminate the agreement upon 30 days’ prior written notice to Constellation for any reason, but the agreement and all liens securing the agreement remain in effect with respect to transactions entered into prior to the termination until both parties have fulfilled all of their obligations with respect to such transactions or such transactions have been terminated for default or reasons related to regulatory changes.

PNM

Gas Rate Case

On May 30, 2006, PNM filed a general gas rate case that asked the NMPRC to approve an increase in the service fees charged to its 481,000 natural gas customers. The proposal would increase the set monthly fee, the charge tied to monthly usage, and miscellaneous on-demand service fees. Those fees are separate from the cost of gas charged to customers. The monthly cost of gas charge would not be affected by the fee increase. The petition requests an increase in base gas service rates of $20.5 million and an increase in miscellaneous on-demand service

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

rates of approximately $0.2 million. The request is designed to provide PNM’s gas utility an opportunity to earn an 11% return on equity, which is consistent with the average return allowed ten comparable natural gas utilities. The petition also requests approval of a line item that provides a true-up mechanism for operational costs when system-wide gas consumption is lower or higher than what is designed in the rates. A hearing on the case was conducted before a hearing examiner in December 2006. On January 25, 2007, the Commission voted to extend the suspension period for the new rates from March 25 for up to ninety days. A final order is expected from the NMPRC by the end of April 2007.

Transmission Rate Case

In March 2005, PNM filed a notice with the FERC to increase its wholesale electric transmission revenues. If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which includes other utilities, electric co-operatives and entities, including Wholesale, that purchase wholesale transmission service from PNM. In May 2005, the FERC issued an order in the case suspending the new rates for the standard five-month period and made the new rates effective November 1, 2005, subject to refund. In April 2006, PNM and parties in the case filed an uncontested settlement agreement with the FERC settlement judge that, if approved, would result in an increase in electric transmission revenues of approximately $4.6 million annually. The FERC staff took issue with one element of settlement regarding the standard by which the FERC or a non-party to the settlement could challenge the settlement. PNM responded to the FERC staff’s expression of its issue and identified that the FERC had previously approved settlements containing the standard of review language reflected in PNM’s settlement. On February 27, 2007, the FERC approved the settlement.

Complaint Against Southwestern Public Service Company

In September 2005, PNM filed a complaint under the Federal Power Act against SPS. PNM believes that through its fuel cost adjustment clause, SPS has been overcharging PNM for deliveries of energy under three contracts, and continues to do so under the remaining contracts. PNM requested that the FERC investigate these charges for the period 2001 through 2004, and going forward. The hearing was held in that case and in May 2006, the ALJ issued an initial decision in that proceeding recommending that SPS make refunds to customers, including PNM, for misapplication of charges in its fuel cost adjustment clause. The parties in that proceeding have filed their exceptions to the initial decision, which has gone to the FERC for review. Fuel cost charges for 2005 and 2006 are being addressed as part of the finding in the original fuel charge adjustment clause case currently pending before the FERC, in which PNM is an intervenor. PNM’s complaint also alleges that SPS’ demand charge rates for interruptible power sales are excessive and requested that the FERC set a refund effective date of September 13, 2005 for these rates. Settlement conferences were held before a FERC settlement judge throughout the first quarter of 2006. Upon the failure of the parties to reach a settlement, the judge recommended the case proceed to hearing. Additionally, in November 2005, SPS filed an electric rate case proposing to unbundled and raise rates charged to customers effective July 2006. PNM intervened in the case and objected to the proposed rate increase. In September 2006, PNM and SPS filed a settlement agreement at FERC in which PNM settled its issues in the complaint proceeding, as well as its concerns with SPS’ proposed rate increases in the SPS rate case. On October 10, 2006, interested parties and FERC Trial Staff filed comments on the proposed settlement. Only one party opposed the settlement, which was supported or not opposed by the remaining active parties and the FERC Trial Staff. On October 19, 2006, PNM, SPS and FERC Trial Staff each filed reply comments contending that Occidental’s opposition was without merit. The Settlement Judge and the Administrative Law Judge have certified the contested partial settlement and sent it to the Commission for final approval. The settlement must be approved by the Commission before it may be effective. The settlement has no impact on the initial decision of the ALJ in the fuel cost adjustment clause case or the pending petitions for rehearing in that docket. PNM cannot predict if the settlement will be approved by FERC or what the outcome of the fuel cost adjustment clause proceeding at the FERC will be.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

TNMP

TNMP Competitive Transition Charge True-Up Proceeding

The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. A 2004 PUCT decision established $87.3 million as TNMP’s stranded costs.

In July 2005, the PUCT issued a final order confirming the calculation of carrying costs and the amount of stranded costs allowed for recovery. TNMP and other parties appealed the July PUCT order. On July 24, 2006, the district court in Austin, Texas affirmed the PUCT order. TNMP has appealed that decision to the Texas Third Court of Appeals in Austin, Texas and has filed its initial brief.

Interest Rate for Calculating Carrying Charges on TNMP’s Stranded Cost

The PUCT approved an amendment to the true-up rule at its June 29, 2006 open meeting. The amendment will result in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a stranded cost. The PUCT concluded that the correct rate at which a utility should accrue carrying costs through a stranded cost is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility’s most recently authorized capital structure. The new rate is yet to be determined, but this change will effect TNMP by lowering the current approved interest rate of 10.93%. This change in carrying charges will affect the rates set in TNMP’s stranded cost filing. The rule went into effect on July 20, 2006, and TNMP has made its compliance filing. Because the PUCT Staff disagrees with TNMP’s calculation of the interest rate, the matter was referred to SOAH for a hearing on the merits. The parties have filed testimony and the ALJ is scheduling a hearing date. Scheduled hearings were delayed and negotiations are on-going. At this time, the Company cannot predict the outcome of this matter.

60-Day Rate Review

In November 2005, TNMP made its required 60-day rate review filing. TNMP’s case establishes a competition transition charge for recovery of the true-up balance. As noted above, TNMP’s 60-day rate review, along with First Choice’s price-to-beat rate reset filing, were consolidated. See “Price-To-Beat Base Rate Reset” above for further updates. On November 2, 2006, the PUCT issued a signed order which would allow TNMP to begin collecting its true-up balance, which includes carrying charges over a 14 year period. The order also allows TNMP to collect expenses associated with several cases over a three year period. The PUCT allowed TNMP to begin collecting its competition transition charge and its rate case expenses on December 1, 2006. In January 2007, this proceeding was appealed by Cities to the district court, in Austin, Texas. TNMP and FCP are preparing a response and will defend the PUCT’s Final Order in this proceeding.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(18)	Environmental Issues

The normal course of operations of the Company necessarily involves activities and substances that expose the Company to potential liabilities under laws and regulations protecting the environment. Liabilities under these laws and regulations can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though the past acts may have been lawful at the time they occurred. Sources of potential environmental liabilities include the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 and other similar statutes.

The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure. Unless there is a probable amount, the Company records the lower end of such reasonably likely range of costs (classified as other long-term liabilities at undiscounted amounts).

The Company’s recorded liability estimated to remediate its identified sites was as follows:

PNMR		PNM		TNMP
December 31,		December 31,		December 31,
2006	2005	2006	2005	2006	2005
(In thousands)

$3,692	$5,285	$3,692	$4,700	$ -	$585

The Company expended the following for remediation:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

PNMR	$747	$465	$267
PNM	$501	$443	$267

	Post-	Post-	Pre-	Pre-
	Acquisition	Acquisition	Acquisition	Acquisition
	June 6-	June 6-	January 1-	Year Ended
	Post-	December 31,	June 6,	December 31,
	2006	2005	2005	2004
	(In thousands)

TNMP	$246	$22	$20	$-

The ultimate cost to clean up the Company’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as the extent and nature of contamination, the scarcity of reliable data for identified sites, and the time periods over which site remediation is expected to occur. The Company expects that the majority of the December 31, 2006 environmental liability will be paid over the next five years, funded by cash generated from operations. Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(19)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) reports a measure for accumulated changes in equity of the Company that results from transactions and other economic events other than transactions with shareholders. The following tables set forth the changes in each component of accumulated other comprehensive income (loss) net of tax:

PNMR

		Additional	Mark-to-
	Unrealized	minimum	market for	Accumulated
	gain (loss)	pension	certain	other
	on	liability	derivative	comprehensive
	securities	adjustment	transactions	income (loss)
	(In thousands)
Balance at December 31, 2003	$2,690	$(75,875)	$(302)	$(73,487)
Period change in:
Additional minimum pension liability adjustment	-	(21,996)	-	(21,996)
Unrealized holding gains arising from the period	1,849	-	-	1,849
Reclassification adjustment for gains included in
net income	(1,137)	-	(485)	(1,622)
Change in fair market value of designated cash flow hedges	-	-	5,443	5,443
Balance at December 31, 2004	3,402	(97,871)	4,656	(89,813)

Period change in:
Additional minimum pension liability adjustment	-	(12,701)	-	(12,701)
Unrealized holding gains arising from the period	4,498	-	-	4,498
Reclassification adjustment for gains included in
net income	(4,464)	-	(953)	(5,417)
Change in fair market value of designated cash flow hedges	-	-	11,844	11,844
Balance at December 31, 2005	3,436	(110,572)	15,547	(91,589)

Period change in:
Additional minimum pension liability adjustment	-	21,569	-	21,569
Unrealized holding gains arising from the period	12,823	-	-	12,823
Reclassification adjustment for gains included in
net income	(398)	-	(7,132)	(7,530)
Change in fair market value of designated cash flow hedges	-	-	10,873	10,873
Balance at December 31, 2006	15,861	(89,003)	19,288	(53,854)
SFAS 158 transition	-	82,763	-	82,763
Balance at December 31, 2006	$15,861	$(6,240)	$19,288	$28,909

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNM

		Additional	Mark-to-
	Unrealized	minimum	market for	Accumulated
	gain (loss)	pension	certain	other
	on	liability	derivative	comprehensive
	securities	adjustment	transactions	income (loss)
	(In thousands)
Balance at December 31, 2003	$2,690	$(75,875)	$(302)	$(73,487)
Period change in:
Additional minimum pension liability adjustment	-	(21,996)	-	(21,996)
Unrealized holding gains arising from the period	1,849	-	-	1,849
Reclassification adjustment for gains included in
net income	(1,137)	-	(485)	(1,622)
Change in fair market value of designated cash flow hedges	-	-	5,443	5,443
Balance at December 31, 2004	3,402	(97,871)	4,656	(89,813)

Period change in:
Additional minimum pension liability adjustment	-	(12,672)	-	(12,672)
Unrealized holding gains arising from the period	4,498	-	-	4,498
Reclassification adjustment for gains included in
net income	(4,464)	-	(953)	(5,417)
Change in fair market value of designated cash flow hedges	-	-	12,889	12,889
Balance at December 31, 2005	3,436	(110,543)	16,592	(90,515)

Period change in:
Additional minimum pension liability adjustment	-	21,582	-	21,582
Unrealized holding gains arising from the period	12,823	-	-	12,823
Reclassification adjustment for gains included in
net income	(398)	-	(8,427)	(8,825)
Change in fair market value of designated cash flow hedges	-	-	(8,464)	(8,464)
Balance at December 31, 2006	15,861	(88,961)	(299)	(73,399)
SFAS 158 transition	-	82,160	-	82,160
Balance at December 31, 2006	$15,861	$(6,801)	$(299)	$8,761

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

TNMP

	Additional	Mark-to-
	minimum	market for	Accumulated
	pension	certain	other
	liability	derivative	comprehensive
	adjustment	transactions	income (loss)
	(In thousands)
Pre-Acquisition:
Balance at December 31, 2003	$-	$(2,277)	$(2,277)

Period change in:
Change in fair market value of designated cash flow hedges	-	516	516
Balance at December 31, 2004	-	(1,761)	(1,761)

Period change in:
Change in fair market value of designated cash flow hedges	-	1,761	1,761
Balance at June 6, 2005	-	-	-

Post Acquisition:
Period change in:
Additional minimum pension liability adjustment	(29)	-	(29)
Balance at December 31, 2005	(29)	-	(29)
Period change in:
Additional minimum pension liability adjustment	(13)	-	(13)
Balance at December 31, 2006	(42)	-	(42)
SFAS 158 transition	604	-	604
Balance at December 31, 2006	$562	$-	$562

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(20)	Related Party Transactions

PNMR, PNM and TNMP are considered related parties as defined in SFAS No. 57, “Related Party Disclosures.” Since TNMP became a related party effective on the date of PNMR’s acquisition of TNP, the reported amounts for TNMP reflect the period from June 6, 2005 through December 31, 2005.

PNMR Services Company provides corporate services to PNMR and its subsidiaries including PNM, Avistar, TNP, TNMP, First Choice and Altura in accordance with shared services agreements. These services are billed at cost on a monthly basis and allocated to the subsidiaries. In addition, PNMR pays certain expenses for PNM and TNMP that are then reimbursed to PNMR.

PNMR files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PNMR and each of its affiliated companies. These agreements provide that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PNMR. If there are net operating losses and/or tax credits, the subsidiary shall receive payment for the tax savings from PNMR to the extent that PNMR is able to utilize those benefits. For the years ended December 31, 2006, 2005 and 2004 PNM made tax-sharing payments of $32.7 million, $2.9 million and $20.7 million, respectively, to PNMR. For the years ended December 31, 2006 and 2005 TNMP made tax-sharing payments of $7.0 million and $20.9, respectively, to PNMR. The TNMP 2005 payment was for the period from June 6 through December 31, 2005.

In February 2006, the Board approved intercompany borrowing arrangements between PNMR and its subsidiaries that would authorize each subsidiary to borrow up to $50.0 million from PNMR. Neither PNM nor TNMP entered into an intercompany loan agreement under the authority in 2006. (See Note 6 for additional information.)

PNM and TNMP engaged in various affiliate transactions during the business year to best utilize the resources held by both companies. These transactions primarily consisted of power and transmission purchases by TNMP from PNM. Transactions between affiliates are reported separately on their financial statements, but are eliminated in the consolidation of PNMR’s financial statements.

PNMR Services Company incurs capital expenditures related to buildings and software. These expenditures are normally reimbursed through management fee billings as the assets depreciate. In order to pay down line of credit borrowings, PNMR Services Company requires capital expenditures to be reimbursed more timely. In October 2006, all expenditures related to capital were billed to PNMR subsidiaries. The amount paid by the subsidiaries is in a deferred asset account that will be relieved as the assets on PNMR Services Company depreciate.

PNMR and PNM

Pursuant to an affiliate borrowing agreement, PNM has issued a promissory note for $20.0 million to PNMR payable on or before September 30, 2007. Under the agreement, PNM agrees to pay all applicable interest on the outstanding balance at the interest rates provided in the agreement. As of December 31, 2006 and December 31, 2005, there were no outstanding balances on the promissory note.

Through December 31, 2006, PNM sold electricity and energy-scheduling services to TNMP under a long-term wholesale power contract. Effective January 1, 2007, TNMP’s New Mexico customers were transferred to PNM.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The tables below describe the nature and amount of material transactions PNM has with PNMR and TNMP. TNMP became a related party effective on the date of PNMR’s acquisition of TNP, or June 6, 2005; therefore, the related party transaction amounts between PNMR, PNM and TNMP are reported after that date.

	Year Ended
	December 31,
	2006	2005	2004
		(In thousands)
PNMR Transactions with PNM
Shared services billings from PNMR to PNM	$116,924	$118,158	$113,895

PNMR Services Capital expenditures fees to PNM	$29,458	$-	$-

PNM Transactions with TNMP
Electricity & energy-scheduling billings to TNMP	$49,529	$24,239	$-

	December 31,
	2006	2005	2004
	(In thousands)

PNM payable to PNMR	$16,898	$50,070	$38,700

PNM receivable from TNMP
(net of transmission purchases)	$7,779	$4,130	$-

TNMP

Effective with the close of the acquisition of TNP on June 6, 2005, all TNMP employees who were providing corporate support to TNP and First Choice became employees of PNMR Services Company. PNMR Services Company provides corporate services to TNMP per a shared services agreement.

Through December 31, 2006, TNMP purchased all the electricity for its New Mexico customers’ needs (except for one major customer) and energy-scheduling services under the long-term wholesale power contract with PNM described above.

TNMP sells transmission services to First Choice.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The tables below describe the nature and amount of transactions TNMP has with PNMR and PNM. TNMP became a related party effective on the date of PNMR’s acquisition of TNP, or June 6, 2005; therefore, the related party transaction amounts between TNMP, PNMR and PNM are reported after that date.

	Year Ended
	December 31,
	2006	2005
	(In thousands)
TNMP Transactions with PNMR
Shared services billings from PNMR	$30,397	$9,048

PNMR Services Capital expenditures fees to TNMP	$6,519	$-

TNMP Transactions with PNM
Electricity & energy-scheduling billings from PNM	$49,529	$24,239

TNMP Transactions with First Choice
Transmission service billings to First Choice	$68,555	$45,947

	December 31,
	2006	2005
	(In thousands)

TNMP payable to PNMR	$5,445	$3,043

TNMP payable to PNM (net of transmission sales)	$7,779	$4,130

TNMP payable to First Choice	$2,449	$-

TNMP receivable from First Choice	$-	$9,565

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(21)	New Accounting Pronouncements

SFAS 123 - Accounting for Stock-based Compensation

In December 2004, FASB issued SFAS 123 “Accounting for Stock-Based Compensation,” as revised in SFAS No. 123I, as amended, “Share-Based Payment,” (“SFAS 123I”) SFAS 123I is effective for fiscal years after January 1, 2006. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. See Note 13 for the impact to the financial statements.

SFAS 155 - Accounting for Hybrid Instruments

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” (an Amendment of FASB Statements No. 133 and 140)” (“SFAS 155”). The standard is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The standard allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The Company has evaluated SFAS 155 and believes it will not have a material impact on its financial statements.

SFAS 157 - Fair Value Measurement

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. This statement does not call for any additional fair value measurements, but rather establishes a definition of fair value, a method for measuring fair value and a fair value hierarchy. In addition, SFAS 157 requires additional disclosures surrounding items recorded at fair value. The Company is currently evaluating the impact of SFAS 157 on its financial statements.

SFAS 158 - Pension Accounting

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”(“SFAS 158”). This statement is effective for fiscal years ending after December 15, 2006. SFAS 158 changes the recognition requirements for defined benefit plans. Specifically, the statement requires that the current economic status of pension and postretirement plans be recognized in the financial statements. SFAS 158 has no effect on the income or expense recognized for pension or other postretirement plans. Upon adoption of SFAS 158, it has been determined that the standard has a material impact to the balance sheets. See Note 12 for a complete analysis on its impact to the balance sheets.

SFAS 159 - Fair Value Option

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. This statement permits entities to irrevocably choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Any unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date. The Company is currently evaluating the impact of SFAS 159 on its financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

FIN 48 - Uncertain tax positions

In July 2006, the FASB issued Interpretation No. 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 requires that the Company recognize only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. It also requires expanded financial statement disclosure of such positions. The Company will adopt FIN 48 in the first quarter of 2007.

Subsequent to the issuance of FIN 48, the Company began evaluating its current tax positions in order to identify any material uncertain tax positions. A policy was developed surrounding a “unit of account” concept in identifying uncertain tax positions. The policy considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. The Company is currently evaluating impact of FIN 48 and can not estimate the impact on the financial statements.

SAB 108 - Prior Year Misstatements

In September 2006, the SEC staff issued SAB 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 is effective for fiscal years ending after November 15, 2006.  SAB 108 addresses the diversity in practice when quantifying the effect of an error on financial statements.  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying misstatements in current year financial statements.  The Company has evaluated SAB 108 and determined it will not have a material impact on its financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(22)	Quarterly Operating Results (Unaudited)

PNMR

The unaudited operating results for PNMR by quarters for 2006 and 2005 are as follows:

	Quarter Ended
	March 31		June 30		September 30		December 31
	(As Previously Reported)	(As Restated, See Note 23)	(As Previously Reported)	(As Restated, See Note 23)	(As Previously Reported)	(As Restated, See Note 23)	(As Previously Reported)		(As Restated, See Note 23)
	(In thousands, except per share amounts)
2006:
Operating Revenues	$655,801	$655,801	$546,669	$546,669	$650,165	$650,165	$619,034		$619,034
Operating Income	46,346	46,022	46,426	46,102	76,538	76,214	64,197		63,873
Net Earnings	26,325	26,001	16,307	15,983	43,844	43,520	35,638		35,314
Net Earnings Per Share (Basic):	0.38	0.38	0.24	0.23	0.63	0.62	0.50		0.49
Net Earnings Per Share (Diluted):	0.38	0.37	0.23	0.23	0.62	0.62	0.49		0.48

2005:
Operating Revenues	$427,913	$427,913	$405,254	$405,254	$597,117	$597,117	$646,526		$646,526
Operating Income	37,942	37,618	16,580	16,256	50,158	49,834	32,689		32,365
Net Earnings Before Cumulative Effect
of Change in Accounting Principle	30,509	30,185	1,541	1,217	28,483	28,159	7,620		7,296
Net Earnings	30,509	30,185	1,541	1,217	28,483	28,159	6,694	(a)	6,370
Net Earnings Per Share (Basic):
Net Earnings Before Cumulative Effect
of Change in Accounting Principle	0.50	0.50	0.02	0.02	0.41	0.41	0.11		0.11
Net Earnings Per Share	0.50	0.50	0.02	0.02	0.41	0.41	0.10		0.09
Net Earnings Per Share (Diluted):
Net Earnings Before Cumulative Effect
of Change in Accounting Principle	0.50	0.49	0.02	0.02	0.41	0.41	0.11		0.11
Net Earnings	0.50	0.49	0.02	0.02	0.41	0.41	0.10		0.09

(a)    In 2005, PNMR adopted FIN 47 and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings $0.9 million, net of the income tax benefit, or $0.01 per diluted common share.

In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNM

The unaudited operating results for PNM by quarters for 2006 and 2005 are as follows:

	Quarter Ended
	March 31		June 30		September 30		December 31
	(As Previously Reported)	(As Restated, See Note 23)	(As Previously Reported)	(As Restated, See Note 23)	(As Previously Reported)	(As Restated, See Note 23)	(As Previously Reported)		(As Restated, See Note 23)
	(In thousands, except per share amounts)
2006:
Operating Revenues	$518,943	$518,943	$328,167	$328,167	$371,901	$371,901	$404,761		$404,761
Operating Income	37,529	37,205	12,792	12,468	27,455	27,131	27,021		26,697
Net Earnings	30,296	29,972	3,188	2,864	17,840	17,516	20,395		20,071

2005:
Operating Revenues	$427,676	$427,676	$352,266	$352,266	$403,532	$403,532	$491,983		$491,983
Operating Income	38,809	38,485	11,069	10,745	18,039	17,715	8,415		8,091
Net Earnings Before Cumulative Effect
of Change in Accounting Principle	32,354	32,030	3,998	3,674	11,134	10,810	5,106		4,782
Net Earnings	32,354	32,030	3,998	3,674	11,134	10,810	4,600	(a)	4,276

(a)	In 2005, PNM adopted FIN 47 and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings $0.5 million, net of the income tax benefit.

In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

TNMP

The unaudited operating results for TNMP by quarters for 2006 and 2005 are as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands)
2006:
Operating Revenues	$62,685	$61,456	$70,241	$62,608
Operating Income	6,911	8,776	11,504	11,696
Net Earnings	1,156	2,836	5,990	5,717

	Quarter/Period Ended
	Pre-Acquisition *		Post-Acquisition*
	March 31	April 1- June 6	June 6-30	September 30	December 31
			(In thousands)
2005:
Operating Revenues	$65,882	$46,938	$19,235	$71,441	$63,674
Operating Income	11,328	10,211	4,105	15,214	10,627
Net Earnings Before
Cumulative Effect
of Change in
Accounting Principle	2,876	6,384	2,547	9,643	5,641
Net Earnings	2,876	6,384	2,547	9,643	5,260	(a)

(a)	In 2005, TNMP adopted FIN 47 and recognized a cumulative effect of a change in accounting principle that decreased 2005 earnings $0.4 million, net of the income tax benefit.

On June 6, 2005, PNMR completed the acquisition of TNP, parent company of TNMP, effective at 8:00 AM Central Daylight Time.

In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

(23)         Restatement

Subsequent to the issuance of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“Original Filing”), the management of PNMR and PNM determined that the deferred gains related to certain sale-leaseback transactions had not been amortized over the correct period.

In 1985 and 1986, PNM entered into 11 separate transactions through which it sold all of its interest in Units 1 and 2 of the PVNGS and related common facilities to institutional investors.  At the same time, PNM entered into agreements to lease back the facilities that were sold.  These transactions resulted in gains, which in accordance with GAAP were deferred and amortized over the lives of the leases, approximately 30 years.

In 1990, the New Mexico Public Service Commission (“NMPSC”), the predecessor to the NMPRC, ordered that the portion of the gain on the sale-leasebacks attributable to PNM’s New Mexico customers was to reduce electric rates over 15 years.  Accordingly, under GAAP, the amortization period for the portion of the gain on the sale-leasebacks remaining at that time and attributable to New Mexico customers should have been changed to match the rate-making treatment, which would have resulted in that portion of the gain being completely amortized by 2001.  However, PNM continued to amortize the gain over the lives of the leases for financial reporting purposes, which was longer than the 15 years determined by the NMPSC.  The portion of the gain not attributable to PNM’s New Mexico customers was not affected by the NMPSC order and has continued to be amortized over the lives of the leases in accordance with GAAP.

Management of PNMR and PNM determined that in accordance with SAB 108 the Original Filing for PNMR and PNM should be restated to correct this error.

Effects of Restatement

To correct this error, PNMR and PNM have increased the January 1, 2004 retained earnings balance by $15.5 million and restated the Consolidated Balance Sheets and Consolidated Statements of Capitalization as of December 31, 2006 and 2005.  In addition, the Consolidated Statements of Earnings, Consolidated Statements of Retained Earnings, Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss) have been restated for the years ended December 31, 2006, 2005 and 2004 and the Notes to the Consolidated Financial Statements for such periods, as appropriate.  This restatement does not impact the Consolidated Financial Statements of TNMP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

The following is a summary of the corrections described above:

PNMR

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)		(In thousands, except per share amounts)		(In thousands, except per share amounts)

Consolidated Statements of Earnings
Energy production costs	$164,169	$165,465	$165,580	$166,876	$146,153	$147,449
Net earnings*	122,114	120,818	67,227	65,931	87,686	86,390
Net earnings per share
Basic	1.75	1.73	1.02	1.00	1.45	1.43
Diluted	1.73	1.71	1.00	0.98	1.43	1.41

Consolidated Statements of Retained Earnings
Balance at beginning of year	564,623	577,533	550,566	564,772	503,069	518,571

Consolidated Statements of Cash Flows
Accumulated deferred income tax (benefit)	47,331	46,345	28,318	27,332	39,966	38,980
Deferred credits	(30,749)	(28,467)	(14,535)	(12,253)	(12,302)	(10,020)

Consolidated Statements of Comprehensive Income (Loss)
Total comprehensive income	159,849	158,553	65,451	64,155	71,360	70,064

* Net earnings also appears in the Consolidated Statements of Retained Earnings, Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss)

	December 31, 2006		December 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)		(In thousands)
Consolidated Balance Sheets
Retained earnings*	$623,936	$635,550	$564,623	$577,533
Accumulated deferred income taxes	577,443	586,283	451,263	461,089
Regulatory liabilities	398,170	389,330	402,253	392,427
Other deferred credits	182,055	170,441	186,660	173,750

* Retained earnings also appears in the Consolidated Statements of Capitalization

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005 and 2004

PNM

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)		(In thousands)		(In thousands)

Consolidated Statements of Earnings
Energy production costs	$157,190	$158,486	$165,580	$166,876	$146,153	$147,449
Net earnings*	72,247	70,951	52,614	51,318	92,438	91,142
Net earnings available for common stock**	71,719	70,423	52,086	50,790	91,866	90,570

Consolidated Statements of Retained Earnings
Balance at beginning of year	332,542	345,452	371,455	385,661	302,589	318,091

Consolidated Statements of Cash Flows
Accumulated deferred income tax (benefit)	(5,462)	(6,448)	20,039	19,053	38,162	37,176
Deferred credits	(8,794)	(7,498)	(15,310)	(14,014)	(8,953)	(7,657)
Other liabilities	(41,993)	(41,007)	17,679	18,665	(3,244)	(2,258)

Consolidated Statements of Comprehensive Income (Loss)
Total comprehensive income	88,835	87,539	51,384	50,088	75,540	74,244

* Net earnings also appears in the Consolidated Statements of Retained Earnings and Consolidated Statements of Cash Flows
** Net earnings available for common stock also appears in the Consolidated Statements of Comprehensive Income (Loss)

	December 31, 2006		December 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)		(In thousands)
Consolidated Balance Sheets
Retained earnings*	$404,261	$415,875	$332,542	$345,452
Accumulated deferred income taxes	359,416	368,256	300,752	310,578
Regulatory liabilities	344,036	335,196	346,007	336,181
Other deferred credits	138,704	127,090	167,079	154,169

* Retained earnings also appears in the Consolidated Statements of Capitalization

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc. and Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the consolidated financial statements of PNM Resources, Inc. and subsidiaries and Public Service Company of New Mexico and subsidiary (collectively, the “Companies”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management's assessment of the effectiveness of the Companies’ internal control over financial reporting as of December 31, 2006, and the effectiveness of the Companies’ internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 28, 2007, August 14, 2007 as to the effects of the restatement discussed in Note 23 (which reports express unqualified opinions and include explanatory paragraphs regarding the adoption of Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005, and Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006 and PNM Resources, Inc.’s acquisition of TNP Enterprises, Inc. in 2005, and the restatement discussed in Note 23); such consolidated financial statements and reports are included elsewhere in this Form 10-K/A. Our audits also included the financial statement schedules of the Companies listed in Item 15. These financial statement schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Condensed Financial Information of Parent Company on Schedule I, the Condensed Financial Information of Parent Company has been restated.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 2007 (August 14, 2007 as to the effects of the restatement discussed in Note 1)

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Texas-New Mexico Power Company
 Fort Worth, Texas

We have audited the consolidated financial statements of Texas-New Mexico Power Company and subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, retained earnings, comprehensive income (loss), and cash flows for the year ended December 31, 2006, for the periods June 6, 2005 to December 31, 2005, and January 1, 2005 to June 6, 2005, and for the year ended December 31, 2004, and have issued our report thereon dated February 28, 2007 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to PNM Resources, Inc.’s acquisition of TNP Enterprises, Inc in 2005 and the adoption of Financial Accounting Standards Board Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations in 2005 and Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of the Company listed in Item 15. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 2007

SCHEDULE I

PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	As of December 31,
	2006 As Restated, See Note 1	2005 As Restated, See Note 1
	(In thousands)
Assets
Cash and cash equivalents	$9,045	$12,219
Intercompany receivables	109,565	144,510
Other current assets	3,896	14,390
Total current assets	122,506	171,119

Property, plant and equipment, net of accumulated
depreciation of $8,013 and $7,063	25,379	20,289
Long-term investments	29,013	8,220
Investment in subsidiaries	2,450,371	1,732,362
Other long-term assets	11,982	15,999
Total long-term assets	2,516,745	1,776,870

Total Assets	$2,639,251	$1,947,989

Liabilities and Stockholders' Equity
Short-term debt	$513,045	$194,000
Current liabilities	50,819	94,348
Long-term debt	358,097	343,463
Other long-term liabilities	12,380	16,809
Total liabilities	934,341	648,620

Common stock outstanding (no par value, 120,000,000 shares authorized:
issued 76,648,472 and 68,786,286 at December 31, 2006 and 2005, respectively)	1,040,451	813,425
Accumulated comprehensive income, net of tax	28,909	(91,589)
Retained earnings	635,550	577,533
Total common stockholders' equity	1,704,910	1,299,369

Total Liabilities and Stockholders' Equity	$2,639,251	$1,947,989

See note to parent company financial information, and notes to the consolidated financial statements.

PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2006 As Restated, See Note 1	2005 As Restated, See Note 1	2004 As Restated, See Note 1
		(In thousands)

Operating Revenues	$-	$-	$-
Operating Expenses	14,592	14,303	5,157
Operating income (loss)	(14,592)	(14,303)	(5,157)
Other Income and Deductions:
Equity in earnings of subsidiaries	161,445	92,048	88,880
Other income	3,583	3,775	1,258
Other deductions	(58,283)	(32,426)	(932)
Net other income and deductions	106,745	63,397	89,206

Income Before Income Taxes	92,153	49,094	84,049
Income Tax Benefit	(28,665)	(16,877)	(2,341)

Net Earnings Before Cumulative Effect of Changes in
Accounting Principle	120,818	65,971	86,390

Cumulative effect of changes in accounting principle, net of
tax expense of $0, $26 and $0	-	(40)	-
Net Earnings	$120,818	$65,931	$86,390

See note to parent company financial information, and notes to the consolidated financial statements.

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006 As Restated, See Note 1	2005 As Restated, See Note 1	2004 As Restated, See Note 1
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$120,818	$65,931	$86,390
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Depreciation and amortization	509	677	2,604
Allowance for equity funds used during construction	-	-	(66)
Accumulated deferred income tax	4,996	(6,281)	2,131
Equity in earnings of subsidiaries	(161,445)	(92,048)	(88,880)
Other	8,214	9,225	-
Changes in certain assets and liabilities:
Other assets	9,521	(9,039)	(9,030)
Accounts payable	(4,605)	(2,992)	1,053
Accrued income tax	(40,193)	77,554	(28,013)
Other liabilities	28,691	(28,360)	14,999
Net cash flows provided (used) from operating activities	(33,494)	14,667	(18,812)
Cash Flows From Investing Activities:
Property plant and equipment	(5,980)	(615)	(7,256)
Luna investment	-	-	(13,379)
Investment in subsidiaries	(476,058)	(557,229)	-
Sale of bond investment	-	-	12,247
Cash dividends from subsidiaries	40,000	140,500	23,000
Other	(21,467)	478	174
Net cash flows provided (used) in investing activities	(463,505)	(416,866)	14,786
Cash Flows From Financing Activities:
Short-term borrowings	319,045	160,000	33,282
Long-term debt borrowings	15,000	347,250	-
Issuance of common stock	226,098	101,231	-
Exercise of employee stock options	(9,641)	(9,735)	(16,430)
Excess tax benefit from stock-based payment arrangements	1,072	-	-
Dividends paid	(59,707)	(51,128)	(38,263)
Change in intercompany accounts	-	(135,620)	24,980
Other	1,958	2,032	-
Net cash flows generated (used) by financing activities	493,825	414,030	3,569
Increase (Decrease) in Cash and Cash Equivalents	(3,174)	11,831	(457)
Beginning of Year	12,219	388	845
End of Year	$9,045	$12,219	$388
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$(58,401)	$16,780	$(3,145)
Income taxes refunded, net	$(11,586)	$(4,179)	$(3,098)
Non-cash dividends from subsidiaries	$-	$13,150	$-

See note to parent company financial information, and notes to the consolidated financial statements.

(1)	Restatement
Subsequent to the issuance of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“Original Filing”), the management of PNMR and PNM determined that the deferred gains related to certain sale-leaseback transactions had not been amortized over the correct period.

In 1985 and 1986, PNM entered into 11 separate transactions through which it sold all of its interest in Units 1 and 2 of the PVNGS and related common facilities to institutional investors.  At the same time, PNM entered into agreements to lease back the facilities that were sold.  These transactions resulted in gains, which in accordance with GAAP were deferred and amortized over the lives of the leases, approximately 30 years.

In 1990, the New Mexico Public Service Commission (“NMPSC”), the predecessor to the NMPRC, ordered that the portion of the gain on the sale-leasebacks attributable to PNM’s New Mexico customers was to reduce electric rates over 15 years.  Accordingly, under GAAP, the remaining amortization period for the portion of the gain on the sale-leasebacks remaining at that time and attributable to New Mexico customers should have been changed to match the rate-making treatment, which would have resulted in that portion of the gain being completely amortized by 2001.  However, PNM continued to amortize the gain over the lives of the leases for financial reporting purposes, which was longer than the 15 years determined by the NMPSC.  The portion of the gain not attributable to PNM’s New Mexico customers was not affected by the NMPSC order and has continued to be amortized over the lives of the leases in accordance with GAAP.

Management of PNMR and PNM determined that in accordance with SAB 108 the Original Filing for PNMR and PNM should be restated to correct this error.

Effects of Restatement

To correct this error, PNMR and PNM have increased the January 1, 2004 retained earnings balance by $15.5 million and restated the Consolidated Balance Sheets and Consolidated Statements of Capitalization as of December 31, 2006 and 2005.  In addition, the Consolidated Statements of Earnings, Consolidated Statements of Retained Earnings, Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss) have been restated for the years ended December 31, 2006, 2005 and 2004 and the Notes to the Consolidated Financial Statements for such periods, as appropriate.  This restatement does not impact the Consolidated Financial Statements of TNMP.

The restatement affects the following financial statements of the Parent Company:

Statement of Earnings

Year Ended December 31, 2006

	As
	Previously
	Reported	Adjustment	As Restated

Equity in Earnings of Subsidiaries	$162,741	$(1,296)	$161,445
Income Before Income Taxes	$93,449	$(1,296)	$92,153
Net Earnings	$122,114	$(1,296)	$120,818

Year Ended December 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Equity in Earnings of Subsidiaries	$93,344	$(1,296)	$92,048
Income Before Income Taxes	$50,390	$(1,296)	$49,094
Net Earnings Before Cumulative Effect of Change in Accounting Principles	$67,267	$(1,296)	$65,971
Net Earnings	$67,227	$(1,296)	$65,931

Year Ended December 31, 2004

	As
	Previously
	Reported	Adjustment	As Restated

Equity in Earnings of Subsidiaries	$90,176	$(1,296)	$88,880
Income Before Income Taxes	$85,345	$(1,296)	$84,049
Net Earnings	$87,686	$(1,296)	$86,390

Balance Sheet

As of December 31, 2006

	As
	Previously
	Reported	Adjustment	As Restated

Investment in Subsidiaries	$2,438,757	$11,614	$2,450,371
Total Assets	$2,627,637	$11,614	$2,639,251
Retained Earnings	$623,936	$11,614	$635,550
Total Common Stockholders' Equity	$1,693,296	$11,614	$1,704,910
Total Liabilities and Stockholders' Equity	$2,627,637	$11,614	$2,639,251

As of December 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Investment in Subsidiaries	$1,719,452	$12,910	$1,732,362
Total Assets	$1,935,079	$12,910	$1,947,989
Retained Earnings	$564,623	$12,910	$577,533
Total Common Stockholders' Equity	$1,286,459	$12,910	$1,299,369
Total Liabilities and Stockholders' Equity	$1,935,079	$12,910	$1,947,989

Statement of Cash Flows

Year Ended December 31, 2006

	As
	Previously
	Reported	Adjustment	As Restated

Net Earnings	$122,114	$(1,296)	$120,818
Equity in Earnings of Subsidiaries	$(162,741)	$1,296	$(161,445)

Year Ended December 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Net Earnings	$67,227	$(1,296)	$65,931
Equity in Earnings of Subsidiaries	$(93,344)	$1,296	$(92,048)

Year Ended December 31, 2004

	As
	Previously
	Reported	Adjustment	As Restated

Net Earnings	$87,686	$(1,296)	$86,390
Equity in Earnings of Subsidiaries	$(90,176)	$1,296	$(88,880)

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions			Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other		Write-off	Balance at
Description	year	expenses	accounts		adjustments	end of year
		(In thousands)
Allowance for doubtful accounts,
year ended December 31:
2004	$9,284	$1,731	$-		$9,686	$1,329

2005	$1,329	$2,780	$1,611	(a)	$2,067	$3,653

2006	$3,653	$19,368	$-		$16,122	$6,899

(b) Allowance for market and credit
volatility year ended December 31:
2004	$-	$110	$164		$210	$64

2005	$64	$115	$-		$6	$173

2006	$173	$(1)	$-		$30	$142

(a) Represents the TNP allowance for doubtful accounts at June 6, 2005.

(b) Recorded in other deferred credits on the Consolidated Balance Sheets.

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other	Write-off	Balance at
Description	year	expenses	accounts	adjustments	end of year
		(In thousands)
Allowance for doubtful accounts,
year ended December 31:
2004	$9,284	$1,731	$-	$9,686	$1,329

2005	$1,329	$140	$-	$34	$1,435

2006	$1,435	$4,941	$-	$4,588	$1,788

(a) Allowance for market and credit
volatility year ended December 31:
2004	$-	$110	$164	$210	$64

2005	$64	$115	$-	$6	$173

2006	$173	$(1)	$-	$30	$142

(a)	Recorded in other deferred credits on the Consolidated Balance Sheets.

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other	Write-off	Balance at
Description	year	expenses	accounts	adjustments	end of year
		(In thousands)
Allowance for doubtful accounts,
year ended December 31:
Pre-Acquisition *
2004	$356	$(39)	$-	$126	$191

January 1 - June 6, 2005	$191	$(68)	$-	$52	$71

Post-Acquisition *
June 6 - December 31, 2005	$71	$100	$-	$71	$100

2006	$100	$25	$-	$94	$31

* On June 6, 2005, PNMR completed the acquisition of TNP, parent company of TNMP, effective at 8:00 AM Central Daylight Time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

PNMR

(a) Evaluation of disclosure controls and procedures.

PNMR maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Concurrently with this restatement on Form 10-K/A for the year ended December 31, 2006, PNMR’s management with the participation of the Chief Executive and Chief Financial Officers, re-evaluated PNMR’s disclosure controls and procedures and believe that these controls and procedures are still effective to ensure that PNMR meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

(b) Management’s report on internal control over financial reporting.

“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-5. This report is incorporated by reference herein. Management has excluded the acquired company, Twin Oaks, from their report on internal control over financial reporting. Twin Oaks’ results of operations are significant to PNMR’s consolidated financial statements. The financial statements of Twin Oaks reflect total assets and revenues constituting 12 and 5 percent, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2006. A material change in PNMR’s internal control over financial reporting due to the acquisition has been disclosed below.

(c) Changes in internal controls.

Twin Oaks Acquisition

PNMR is currently undergoing a diligent effort to integrate Twin Oaks' and PNMR’s internal control activities to ensure that PNMR maintains its compliance with Section 404 of the Sarbanes-Oxley Act of 2002. It is expected that this effort will continue through the end of 2007.

Except as described above, there have been no other changes in PNMR’s internal controls over financial reporting for the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

PNM

(a) Evaluation of disclosure controls and procedures.

PNM maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Concurrently with this restatement on Form 10-K/A  for the year ended December 31, 2006, PNM’s management with the participation of the Chief Executive and Chief Financial Officers, re-evaluated PNM’s disclosure controls and procedures and believe that these controls and procedures are still effective to ensure that PNM is able to meet the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

(b) Management’s report on internal control over financial reporting.

C-1

“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-6. This report is incorporated by reference herein.

(c) Changes in internal controls.

There have been no changes in PNM’s internal controls over financial reporting for the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

TNMP

(a) Evaluation of disclosure controls and procedures.

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

(b) Changes in internal controls.

There have been no changes in TNMP’s internal controls over financial reporting for the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

C-2

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE COMPANY AND CORPORATE GOVERNANCE

Reference is hereby made to “Proposal 1: Election of Directors” in the Company’s Proxy Statement relating to the annual meeting of stockholders to be held on May 22, 2007 (the “2007 Proxy Statement”), to PART I, SUPPLEMENTAL ITEM -“EXECUTIVE OFFICERS OF THE COMPANY” in this Form 10-K, “Other Matters” - “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the 2007 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its Internet website. Information about the Company’s website is included under Part I, Item 1 - “Company Website.”

The Company’s common stock and the publicly issued equity-linked units are listed on the New York Stock Exchange. As a result, the Company’s Chief Executive Officer is required to make an annual certification to the New York Stock Exchange stating that he was not aware of any violations by the Company of the New York Stock Exchange corporate governance listing standards. The Company’s Chief Executive Officer made the most recent certification to the New York Stock Exchange on May 26, 2006.

ITEM 11. EXECUTIVE COMPENSATION

Reference is hereby made to “Executive Compensation”, “Retirement Plan and Related Matters”, “Employment Contracts, Termination of Employment and Change in Control Agreements” and “Director Compensation” in the 2007 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to “PNM Resources Common Stock Owned by Executive Officers and Directors,” “Ownership of More Than Five Percent of PNM Resources Common Stock” and “Equity Compensation Plan Information” in the 2007 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is hereby made to the 2007 Proxy Statement for such disclosure as may be required by this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2007 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2007 Proxy Statement for PNMR. All such fees are fees of PNMR.

D-1

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - 1. See Index to Financial Statements under Item 8.
(a) - 2. Financial Statement Schedules for the years 2006, 2005, and 2004 are omitted for the reason that they are not required or the information is otherwise supplied under Item 8.

(a) - 3-A. Exhibits Filed:

Exhibit No.		Description

10.2	PNMR
First Amendment to Credit Agreement dated as of November 3, 2006 among PNM Resources, First Choice Power, L.P. and TNMP, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNMR	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21	PNMR	Certain subsidiaries of PNM Resources, Inc.

23.1	PNMR	Consent of Deloitte & Touche LLP for PNM Resources, Inc.

23.2	PNM	Consent of Deloitte & Touche LLP for PNM Resources, Inc.

23.3	TNMP	Consent of Deloitte & Touche LLP for Texas-New Mexico Power Company

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.22	PNM
1997 Supplemental Indenture, dated as of December 23, 1997, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents, dated as of August 12, 1986, between State Street Bank and Trust, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee

(a) - 3-B. Exhibits Incorporated By Reference:

The documents listed below are being filed (as shown above) or have been previously filed on behalf of PNM Resources, PNM or TNMP and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s)File No:

Plan of Acquisition
2.0	Stock Purchase Agreement, dated as of July 24, 2004 by and between PNM Resources and SW Acquisition, L.P	2.0 to PNM Resources’ Current Report on Form 8-K filed July 28, 2004	333-32170 PNMR
2.1
Purchase and Sale Agreement, dated as of January 14, 2006 among Twin Oaks Power LP, Twin Oaks Power III, LP, Sempra Energy, Altura Power L.P. and PNM Resources (Confidential treatment was requested for portions of the exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

Articles of Incorporation and By-laws
3.1	Restated Articles of Incorporation of PNM Resources, dated August 3, 2006	3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNM Resources, Inc. with all amendments to and including February 14, 2006	3.1 to the Company’s Current Report on Form 8-K filed February 17, 2006.	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP as adopted on August 4, 2005	3.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

Exhibit No.	Description of Exhibit	Filed as Exhibit	Registrant(s) File No:
Indentures‡
PNMR
4.1
Purchase Contract and Pledge Agreement, dated as of March 30, 2005, among PNMR, JPMorgan Chase Bank, N.A., as Purchase Contract Agent, and U.S. Bank Trust National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, with Form of Corporate Unit included as Exhibit A and Form of Treasury Unit included as Exhibit B thereto
		10.1 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.2	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.3	Supplemental Indenture No. 1, dated as of March 30, 2005, between the Company and JPMorgan Chase Bank, N.A. as Trustee, with Form of Senior Note included as Exhibit A thereto	10.3 to PNMR’s Current Report on Form 8-K filed March 31, 2005	333-32170 PNMR

4.4	Remarketing Agreement, dated as of March 30, 2005, among PNMR, Banc of America Securities LLC, as Remarketing Agent, and JPMorgan Chase Bank, N.A., as Purchase Contract Agent	10.4 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.5

Purchase Contract Agreement, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as purchase contract agent, with Form of Corporate Unit included as Exhibit A and Form of Treasury Unit included as Exhibit B thereto

		4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.6	Pledge Agreement, dated as of October 7, 2005, between PNMR and U.S. Bank National Association	4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

4.7	Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee	4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.8	Supplemental Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee, with Form of Senior Note included as Exhibit A thereto	4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.9	Remarketing Agreement, dated as of October 7, 2005, among PNMR, Banc of America Securities LLC, as remarketing agent and U.S. Bank National Association as purchase contract agent.	4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

4.10	Registration Rights Agreement, dated as of October 7, 2005, between PNMR, as issuer and Cascade Investment, LLC, as initial holder.	4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
PNM
4.11
Indenture of Mortgage and Deed of Trust dated as of June 1, 1947, between PNM and The Bank of New York (formerly Irving Trust Company), as Trustee, together with the Ninth Supplemental Indenture dated as of January 1, 1967, the Twelfth Supplemental Indenture dated as of September 15, 1971, the Fourteenth Supplemental Indenture dated as of December 1, 1974 and the Twenty-Second Supplemental Indenture dated as of October 1, 1979 thereto relating to First Mortgage Bonds of PNM
		4-(d) to PNM’s Registration Statement No. 2-99990	2-99990 PNM

4.12
Fifty-third Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture of Mortgage and Deed of Trust, dated as of June 1, 1947, between PNM and The Bank of New York(formerly Irving Trust Company), as trustee
		4.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.13	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.14	First Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.5 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.15	Second Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.6 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.16	Third Supplemental Indenture, dated as of October 1, 1999 to Indenture dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.6.1 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999	1-6986 PNM

4.17	Fourth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee	4.6.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.18	Fifth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
4.19	Sixth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.20	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM’s Registration Statement No. 33-53367	333-53367 PNM

4.21	First Supplemental Indenture, dated August 1, 1998, supplemental to Indenture, dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.3 to PNM’s Current Report on Form 8-K Dated August 7, 1998	1-6986 PNM

4.22	Second Supplemental Indenture, dated September 1, 2003, supplemental to Indenture, dated as of August 1, 1998, between PNM and JPMorgan Chase Bank (formerly, The ChaseManhattan Bank), as Trustee	4.7.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	1-6986 PNM

TNMP
4.23	Indenture, dated January 1, 1999 between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(w) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.24	First Supplemental Indenture, dated January 1, 1999, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(x) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.25	Second Supplemental Indenture, dated June 1, 2003, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	2-97230 TNMP

Material Contracts

10.1
Amended and Restated Credit Agreement, dated as of August 15, 2005, among PNM Resources, Inc. and First Choice Power, L.P., as borrowers, the lenders party thereto, Bank of America, N.A., as administrative agent and Wachovia Bank, National Association, as syndication agent.
		10.1 to the Company’s Current Report on Form 8-K filed August 19, 2005	1-32462 PNMR

10.2
First Amendment to Credit Agreement dated as of November 3, 2006 among PNM Resources, First Choice Power, L.P. and TNMP, as borrowers, the lenders party thereto and Bank of America, N.A.,as administrative agent
		10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006	1-32462 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.3	Amended and Restated Guaranty Agreement, dated as of August 15, 2005, executed by PNM Resources, Inc., as Guarantor.	10.1 to the Company's Current Report on Form 8-K filed August 19, 2005	1-32462 PNMR

10.4	Joinder Agreement, dated as of September 30, 2005, between TNMP, as borrower and Bank of America, as administrative agent	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	2-97230 TNMP

10.5	Term Loan Agreement, dated April 17, 2006, among PNM Resources, as borrower, the lenders identified therein and Lehman Commercial Paper, Inc., as administrative agent	10.4 to PNM Resource's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	1-32462 PNMR

10.6	Unit Purchase Agreement dated as of August 13, 2004 between PNM Resources and Cascade Investment, L.L.C.	99 to PNM Resources’ Current Report on Form 8-K filed August 19, 2004	333-32170 PNMR

10.7	First Supplement to Unit Purchase Agreement, dated as of June 4, 2005, between PNMR and Cascade	99.2 to the Company’s Current Report on Form 8-K filed June 10, 2005	1-32462 PNMR

10.8	Second Supplement to Unit Purchase Agreement, dated as of July 1, 2005, between PNMR and Cascade	99.1 to the Company’s Current Report on Form 8-K filed July 8, 2005	1-32462 PNMR

10.9
Third Supplement to Unit Purchase Agreement, dated as of August 12, 2005, between PNMR and Cascade and Fourth Supplement to Unit Purchase Agreement, dated as of September 30, 2005, between PNMR and Cascade
		10.4 and 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR
10.10	Investment Agreement dated as of June 6, 2005, between PNMR and TNP	10.1 to PNMR’s Current Report on Form 8-K filed June 10, 2005	1-32462 PNMR
10.11	PNM Resources, Inc. 3,400,000 Shares of Common Stock Underwriting Agreement dated March 23, 2005	10.1 to PNMR's Current Report on Form 8-K filed March 29, 2005	1-32462 PNMR
10.12	PNM Resources, Inc. 4,300,000, 6.75% Equity Units Underwriting Agreement dated March 23, 2005	10.2 to PNMR’s Current Report on Form 8-K filed March 29, 2005	1-32462 PNMR
10.13
Credit Agreement dated as of August 17, 2005, among PNM, the lenders party thereto, Wachovia Bank, National Association, as administrative agent and Union Bank of California, N.A., as syndication agent
		10.3 to the Company’s Current Report on Form 8-K filed August 19, 2005	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.14**	PNM Resources, Inc. Amended and Restated Omnibus Performance Equity Plan dated May 17, 2005 (“PEP”)	4.1 to PNM Resources’ Form S-8 Registration Statement filed May 17, 2005	333-125010 PNMR
10.15**	First Amendment to the PNM Resources, Inc. Amended and Restated Omnibus Performance Equity Plan executed February 14, 2006	10.1 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	333-125010 PNMR

10.16**	Form of the award agreement for non-qualified stock options granted prior to 2007 under the PEP	10.1 to the Company's Current Report on Form 8-K filed February 17, 2006	1-32462 PNMR
10.17**	Form of the award agreement for non-qualified stock options granted in 2007 under the PEP	10.2 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR
10.18**	Form of the award agreement for restricted stock rights granted in 2004 and 2005 under the PEP	10.2 to the Company’s Current Report on Form 8-K filed February 17, 2006	1-32462 PNMR

10.19**	Form of award agreement for restricted stock rights granted in 2006 under the PEP	10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR
10.20**	Form of award agreement for restricted stock rights granted in 2007 under the PEP	10.3 to the PNM Resources' Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR
10.21**	Form of award agreement for performance shares granted for the 2004-2006 performance period under the PEP and a description of the Long-Term Performance Share Program Amended Effective January 1, 2004	10.4 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.22**	Long-Term Performance Cash Program description effective January 1, 2004	10.5 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	333-125010 PNMR
10.23**	Changes in Director Compensation	10.138 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR
10.24**	PNM Resources, Inc. Executive Savings Plan dated December 29, 2003	10.75 to PNM Resources and PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.25**	PNM Resources, Inc. Executive Savings Plan II dated December 15, 2004	4 to PNM Resources’ Registration Statement on Form S-8, File No. 333-12391, filed December 17, 2004	333-12391 PNMR

10.26**	First Amendment to the PNM Resources, Inc. Executive Savings Plan II effective June 3, 2005	10.56.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-32462 PNMR

10.27**	Second Amendment to the PNM Resources, Inc. Executive Savings Plan II executed September 29, 2006	10.2 to the Company's Current Report on Form 8-K filed October 2, 2006	1-32462 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.28**	2007 Officer Incentive Plan	10.6 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.29**	2006 Officer Incentive Plan as amended on September 29, 2006	10.1 to the Company’s Current Report on Form 8-K filed October 2, 2006	1-32462 PNMR

10.30**	Summary of Executive Time Off Policy Effective January 1, 2006	10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.31**	Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 16, 1988) (refiled)	10.23 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.32**	First Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 30, 1988) (refiled)	10.23.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.33**	Second Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (December 29, 1989) (refiled)	10.23.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.34**	Second [Third] Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) dated December 8, 1992	10.22.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2004.	1-6986 PNM

10.35**	Fourth Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan, as amended effective December 7, 1998	10.23.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.36**	Fifth Amendment dated November 27, 2002 to the Restated and Amended PNM Resources, Inc. Accelerated Performance Management Plan	10.23.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.37**	Sixth Amendment dated December 9, 2003 to the PNM Resources, Inc. Restated and Amended Accelerated Performance Management Plan	10.23.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.38**	Non-Union Severance Pay Plan of PNM Resources, Inc. dated November 19, 2004	10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004	333-32170 PNMR

10.39**	First Amendment to the PNM Resources, Inc. Non-Union Severance Pay Plan effective April 1, 2005 and Second Amendment to the PNM Resources, Inc. Non-Union Severance Pay Plan effective June 6, 2005.	10.31.1 and 10.31.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-32462 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit	Registrant(s) File No:
10.40**	Third Amendment to the PNM Resources, Inc. Non-Union Severance Pay Plan effective October 1, 2005	10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005	1-32462 PNM

10.41**	Fourth Amendment to the PNM Resources Non-Union Severance Pay Plan executed April 19, 2006	10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	1-32462 PNMR

10.42**	PNM Service Bonus Plan dated October 23, 1984	19.4 to PNM’s Quarterly Report on Form 10-Q or the quarter ended September 30, 1988	1-6986 PNM

10.43**	First Amendment dated November 20, 1985 to PNM Service Bonus Plan	10.11.1 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1985	1-6986 PNM

10.44**	Second Amendment dated December 29, 1989 to PNM Service Bonus Plan	10.27.2 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1989	1-6986 PNM

10.45**	Second [Third] Amendment dated December 7, 1998 to PNM Service Bonus Plan	10.45 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.46**	Fourth Amendment dated November 27, 2002 to PNM Resources, Inc. Service Bonus Plan	10.45.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.47**	Fifth Amendment dated December 9, 2003 to PNM Resources, Inc. Service Bonus Plan	10.45.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.48**	Public Service Company of New Mexico OBRA ‘93 Retirement Plan effective November 15, 1993	10.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.49**	First Amendment to the Public Service Company of New Mexico OBRA ’93 Retirement Plan, as amended effective December 7, 1998	10.48.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.50**	Second Amendment dated November 27, 2002 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.51**	Third Amendment dated December 9, 2003 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003	333-32170 PNMR

10.52**	Public Service Company of New Mexico Section 415 Plan dated January 1, 1994	10.50 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.53**	First Amendment dated December 7, 1998 and Second Amendment dated August 7, 1999 to PNM Section 415 Plan and Third Amendment dated November 27, 2002 to the PNM Resources, Inc. Section 415 Plan	10.50.1 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.54**	Fourth Amendment dated December 9, 2003 to the PNM Resources, Inc. Section 415 Plan	10.50.2 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.55**	PNM Resources, Inc. Officer Retention Plan dated October 21, 2003	10.51 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.56**	First Amendment to PNM Resources, Inc. Officer Retention Plan dated December 16, 2004	10.46 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2004	333-32170 PNMR

10.57*	PNM Resources Executive Spending Account Plan dated December 9, 2003	10.52 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003	333-32170 PNMR

10.58**	First Amendment to PNM Resources Executive Spending Account Plan effective January 1, 2004	10.52.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.59**	Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan effective March 10, 1998	10.74 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.60**	First Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan Dated February 7, 2000	10.74.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.61**	Second Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 7, 1998	10.74.2 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.62**	Third Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 10, 2000	10.74.3 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.63**	Fourth Amendment to Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan dated December 31, 2001	4.3.5 to PNM Resources’ Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03303 PNMR

10.64**	Fifth Amendment to the Third Restated and Amended PNM Resources, Inc. Performance Stock Plan dated September 6, 2002	10.74.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	333-32170 PNMR

10.65**	PNM Resources, Inc. Director Retainer Plan, dated December 31, 2001	4.3 to PNM Resources, Inc. Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03289 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.66**	First Amendment dated February 17, 2003 to PNM Resources, Inc. Director Retainer Plan	10.40.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	333-32170 PNMR

10.67**	Supplemental Employee Retirement Agreement, dated March 14, 2000 for Patrick T. Ortiz	10.80 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.68**	Supplemental Employee Retirement Agreement, dated March 22, 2000 for Jeffry E. Sterba	10.81 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.69**	Retention Bonus Agreement executed October 31, 2003 for Jeffry Sterba	10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003	333-32170 PNMR

10.70**	PNM Resources Officer Life Insurance Plan dated April 28, 2004	10.24.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.71**	First Amendment to PNM Resources Officer Life Insurance Plan dated December 16, 2004	10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.	333-32170 PNMR

10.72**	Long Term Care Insurance Plan effective January 1, 2003	10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.73**	Executive Long Term Disability effective January 1, 2003	10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.74	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.75
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.76	Water Supply Agreement between the Jicarilla Apache Tribe and Public Service Company of New Mexico, dated July 20, 2000	10.5 to PNM’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2001	1-6986 PNM

10.77
Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973
		5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.78	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.79	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.80	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.81	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.82	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.83	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.84	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990	1-6986 PNM

10.85	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.86	Underground Coal Sales Agreement, dated August 31, 2001 among San Juan Coal Company, PNM and Tucson Electric Power Company
10.85 to PNM’s Quarterly Report on Form 10-Q for the quarter ending September 31, 2001 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.87	Amendment One to Underground Coal Sales Agreement dated December 15, 2003 among San Juan Coal Company, PNM and Tucson Electric Coal Company
10.9.1 to PNM’s Amended Report on Form 10-K for fiscal year ended December 31, 2003 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.88	Amendment Two to Underground Coal Sales Agreement effective September 15, 2004 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.9.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1-6986 PNM

10.89
Amendment Three to Underground Coal Sales Agreement executed April 29, 2005 among San Juan Coal Company, PNM and Tucson Electric Coal Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.86.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-6986 PNM

10.90
San Juan Unit 4 Early Purchase and Participation Agreement dated as of September 26, 1983 between PNM and M-S-R Public Power Agency, and Modification No. 2 to the San Juan Project Agreements dated December 31, 1983 (refilled)
		10.11 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994	1-6986 PNM

10.91
Amendment No. 1 to the Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, executed as of December 16, 1987, for San Juan Unit 4 (refiled)
		10.11.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.92	Amendment No. 3 to the San Juan Unit 4 Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999	10.11.3 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.93	Amended and Restated San Juan Unit 4 Purchase and Participation Agreement dated as of December 28, 1984 between PNM and the Incorporated County of Los Alamos (refiled)	10.12 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.94
Amendment No. 1 to the Amended and Restated San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999
		10.12.1 to PNM’s Annual Report Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.95
Amendment No. 2 to the San Juan Unit 4 Purchase Agreement and Participation Agreement between Public Service Company of New Mexico and The Incorporated County of Los Alamos, New Mexico, dated October 27, 1999
		10.13 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.96	Participation Agreement among PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust dated as of December 31, 1981 (refiled)	10.14 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.97	San Juan Unit 4 Purchase and Participation Agreement Public Service Company of New Mexico and the City of Anaheim, California dated April 26, 1991	19.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991	1-6986 PNM

10.98	Amendment No. 1 to the San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and The City of Anaheim, California, dated October 27, 1999	10.36.1 to Annual Report PNM’s on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.99	Restated and Amended San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and Utah Associated Municipal Power Systems	10.2.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.100
Amendment No. 1 to the Restated and Amended San Juan Unit 4 Purchase And Participation Agreement between Public Service Company of New Mexico And Utah Associated Municipal Power Systems, dated October 27, 1999
		10.38.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.101
Participation Agreement dated as of June 30, 1983 among Security Trust Company, as Trustee, PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust (refiled)
		10.61 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.102
Amended and Restated San Juan Project Participation Agreement dated as of March 3, 2006, among Public Service Company of New Mexico, Tucson Electric Power Company, The City of Farmington, New Mexico, M-S-R Public Power Agency, The Incorporated County of Los Alamos, New Mexico, Southern California Public Power Authority, City of Anaheim, Utah Associated Municipal Power System and Tri-State Generation and Transmission Association, Inc.
		10.119 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 30, 2006	1-6986 PNM

10.103	Interconnection Agreement dated November 23, 1982, between PNM and Southwestern Public Service Company (refiled)	10.16 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.104*
Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.18 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.105*	Amendment No. 4 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of December 16, 1985	10.18.5 to the PNM's Quarter Report on Form10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.106
Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.19 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.107	Facility Lease dated as of August 12, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1 and 2 thereto (refiled)	10.20 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.108
Amendment No. 2 dated as of April 10, 1987 to Facility Lease dated as of August 12, 1986, as amended, between The First National Bank of Boston, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of August 12, 1986, with MFS Leasing Corp., Lessor and Public Service Company of New Mexico, Lessee (refiled)
		10.20.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.109	Amendment No. 3 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of August 12, 1986	10.20.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.110
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)
		10.21 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.111
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)
		10.22 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.112
Amendment No. 2 dated as of April 10, 1987 to the Facility Lease dated as of August 12, 1986 between The First National bank of Boston, as Owner Trustee, and PNM. (Unit 2 transaction.) (This is an amendment to a Facility Lease which is substantially similar to the Facility Lease filed as Exhibit 28.1 to the Company’s Current Report on Form 8-K dated August 18, 1986)
		10.53 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1987	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.113	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.114	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.115	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2003	1-6986 PNM

10.116
Refunding Agreement No. 8A, dated as of December 23, 1997, among PNM, the Owner Participant Named Therein, State Street Bank and Trust Company, as Owner Trustee, The Chase Manhattan Bank, as Indenture Trustee, and First PV Funding Corporation
		10.73 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.117	PVNGS Capital Trust—Variable Rate Trust Notes—PVNGS Note Agreement dated as of July 31, 1998	10.76 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998	1-6986 PNM

10.118	January 12, 1994 Stipulation	10.53 to PNM’s Annual Report on form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.119	New Mexico Public Service Commission Order dated July 30, 1987, and Exhibit I thereto, in NMPUC Case No. 2004, regarding the PVNGS decommissioning trust fund (refiled)	10.67 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.120	Stipulation in the matter of the Commission’s investigation of the rates for electric service of Public Service Company of New Mexico, Rate Case No. 2761, dated May 21, 1999	10.78 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.121	Stipulation in the matter of the Commission’s investigation of the rates for electric service of Public Service Company of New Mexico, Rate Case No. 2761, dated May 27, 1999	10.78.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999	1-6986 PNM

10.122	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.123	Settlement Agreement between Public Service Company of New Mexico and Creditors of Meadows Resources, Inc. dated November 2, 1989 (refiled)	10.34 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.124	First Amendment dated April 24, 1992 to the Settlement Agreement dated November 2, 1989 among Public Service Company of New Mexico, the lender parties thereto and collateral agent (refiled)	10.34.1 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.125	Amendment dated April 11, 1991 among Public Service Company of New Mexico, certain banks and Chemical Bank and Citibank, N.A., as agents for the banks	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991	1-6986 PNM

10.126	Agreement of PNM pursuant to Item 601(b)(4)(iii) of Regulation S-K (refiled)	10.62 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.127	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNM Resources and TNMP for approval of the TNP acquisition	10.134 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

10.128
Settlement Agreement dated February 3, 2005, between PNM Resources, Inc. and Texas-New Mexico Power Company, the cities of Dickenson, Lewisville, La Marque, Ft. Stockton and Friendswood, Texas, the Legal and Enforcement Division of the Public Utility Commission of Texas, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers and the Alliance for Retail Markets
		10.1-10.1.7 to the Company’s Current Report on Form 8-K filed February 7, 2005	1-32462 PNMR/ TNMP

10.129	Consent Decree entered into by PNM on March 9, 2005 relating to the citizen suit under the Clean Air Act and the excess emissions report matter for SJGS	10.135 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.130	Stipulation in the matter of PNM’s application for approval of a certificate of public convenience and necessity for the Afton Generating Station, Case No. 05-00275-UT, dated November 30, 2005	10.132 to the Company’s Annual report on Form 10-K for the year ended December 31, 2005	1-6986 PNM

10.131	Contract dated April 29, 1987 between TNMP and El Paso Electric Company	10(f), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.132	Interconnection Agreement between TNMP and Plains Electric Generation and Transmission Cooperative, Inc. dated July 19, 1984	10(j), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.133	Interchange Agreement between TNMP and El Paso Electric Company dated April 29, 1987	10(l), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.134	Amendment No.1, dated November 21, 1994, to Interchange Agreement between TNMP and El Paso Electric Company	10(nn)1 to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1994	2-97230 TNMP

10.135	DC Terminal Participation Agreement between TNMP and El Paso Electric Company dated December 8, 1981 as amended	10(m), Form 8 applicable to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1986	2-97230 TNMP

10.136	Wholesale Requirements Power Sale and Services Agreement between PNM and TNMP dated June 29, 2001	10(i) to TNMP’s Form S-4/A filed November 4, 2003	333-108522 TNMP

10.137
Power Supply Service Agreement dated December 22, 2003 between First Choice Power Special Purpose, L.P. (as assignee of First Choice Power, L.P., f/k/a First Choice Power, Inc.) and Constellation Power Source, Inc. (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.1 to TNP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	2-89800

10.138
Amendment No. 1 to Power and Services Agreement dated June 1, 2004 between First Choice Power Special Purpose, L.P. and Constellation Power Services, Inc. (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.2 to TNP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	2-89800

10.139
Amendment No.2 to Power and Services Agreement dated August 25th, 2004, between First Choice Power Special Purpose and Constellation Energy Commodities Group (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.1 to TNP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	2-89800

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
10.140
Amendment No.3 to Power and Services Agreement dated March 7th, 2005, between First Choice Power Special Purpose and Constellation Energy Commodities Group (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.2 to TNP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	2-89800

21	Certain subsidiaries of PNM Resources	21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006	1-32462 PNMR

99.2*
Participation Agreement dated as of December 16, 1985, among the Owner Participant named therein, First PV Funding Corporation. The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 16, 1985 with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions together with Amendment No. 1 dated July 15, 1986 and Amendment No. 2 dated November 18, 1986 (refiled)
		99.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

99.3
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indentures Nos. 1 and 2 (refiled)
		99.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
99.3.3
Supplemental Indenture No. 3 dated as of March 8, 1995, to Trust Indenture Mortgage, Security Agreement and Assignment of Rents between The First National Bank of Boston and Chemical Bank dated as of December 16, 1985
		99.3.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

99.4*	Assignment, Assumption and Further Agreement dated as of December 16, 1985, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.4 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

99.5
Participation Agreement dated as of July 31, 1986, among the Owner Participant named herein, First PV Funding Corporation, The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of July 31, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of July 31, 1986, with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions together with Amendment No. 1 thereto (refiled)
		99.5 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.6
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of July 31, 1986, between The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indenture No. 1 thereto (refiled)
		99.6 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.7	Assignment, Assumption, and Further Agreement dated as of July 31, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.7 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.8
Participation Agreement dated as of August 12, 1986, among the Owner Participant named therein, First PV Funding Corporation. The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of August 12, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of August 12, 1986, with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions (refiled)
		99.8 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
99.8.1*	Amendment No. 1 dated as of November 18, 1986, to Participation Agreement dated as of August 12, 1986 (refiled)	99.8.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.9*
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of August 12, 1986, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indenture No. 1 thereto (refiled)
		99.9 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.9.2
Supplemental Indenture No. 2 dated as of March 8, 1995, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents between The First National Bank of Boston and Chemical Bank dated as of August 12, 1986
		99.9.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

99.10*	Assignment, Assumption, and Further Agreement dated as of August 12, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.10 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.11*
Participation Agreement dated as of December 15, 1986, among the Owner Participant named therein, First PV Funding Corporation, The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 15, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 15, 1986, with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions (Unit 1 Transaction) (refiled)
		99.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.12
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee (Unit 1 Transaction) (refiled)
		99.12 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.13
Assignment, Assumption and Further Agreement dated as of December 15, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (Unit 1 Transaction) (refiled)
		99.13 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
99.14
Participation Agreement dated as of December 15, 1986, among the Owner Participant named therein, First PV Funding Corporation, The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 15, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 15, 1986, with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions (Unit 2 Transaction) (refiled)
		99.14 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.15
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee (Unit 2 Transaction) (refiled)
		99.15 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.16
Assignment, Assumption, and Further Agreement dated as of December 15, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (Unit 2 Transaction) (refiled)
		99.16 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.17*	Waiver letter with respect to “Deemed Loss Event” dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled)	99.17 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.18*	Waiver letter with respect to Deemed Loss Event” dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled)	99.18 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.19
Agreement No. 13904 (Option and Purchase of Effluent), dated April 23, 1973, among Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, the Cities of Phoenix, Glendale, Mesa, Scottsdale, and Tempe, and the Town of Youngtown (refiled)
		99.19 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
99.20
Agreement for the Sale and Purchase of Wastewater Effluent, dated June 12, 1981, Among Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District and the City of Tolleson, as amended (refiled)
		99.20 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.21*
1996 Supplemental Indenture dated as of September 27, 1996 to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 between State Street Bank and Trust Company, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee
		99.21 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996	1-6986 PNM

99.22
1997 Supplemental Indenture, dated as of December 23, 1997, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents, dated as of August 12, 1986, between State Street Bank and Trust, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee
		99.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006	1-6986 PNM

___________
*
One or more additional documents, substantially identical in all material respects to this exhibit, have been entered into, relating to one or more additional sale and leaseback transactions. Although such additional documents may differ in other respects (such as dollar amounts and percentages), there are no material details in which such additional documents differ from this exhibit.

** Designates each management contract or compensatory plan or arrangement required to be identified pursuant to paragraph 3 of Item 15(a) of Form 10 -K.

‡ Certain instruments defining the rights of holders of long-term debt of the registrants included in the financial statements of registrants filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrants. The registrants hereby agree to furnish a copy of any such omitted instrument to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: August 14, 2007	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)