Form 10-Q
period 2008-09-30
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2008-11-05
CIK 22767, 81023, 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(A Texas Corporation)
4100 International Plaza
P.O. Box 2943
Fort Worth, Texas 76113
(817) 731-0099

Indicate by check mark whether PNM Resources, Inc. (“PNMR”) and Public Service Company of New Mexico (“PNM”) (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.  YES   ✓    NO

Indicate by check mark whether Texas-New Mexico Power Company (“TNMP”) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES         NO   ✓     (NOTE:  As a voluntary filer, not subject to the filing requirements, TNMP filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

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

As of October 30, 2008, 86,474,236 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of October 30, 2008 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of October 30, 2008 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H) (1) (a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H) (2).

This combined Form 10-Q is separately filed by PNMR, PNM and TNMP.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.   When this Form 10-Q is incorporated by reference into any filing with the SEC made by PNMR, PNM or TNMP, as a registrant, the portions of this Form 10-Q that relate to each other registrant are not incorporated by reference therein.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

INDEX

                                                                                                                                                                                                                                                                                                               Page No.

GLOSSARY                                                                                                                                                                                                                                                                                                     4
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)                                                                                                                                                                      6
CONDENSED CONSOLIDATED BALANCE SHEETS                                                                                                                                                                                                        7
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                                                                                                                              9
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY                                                                                                       11
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)                                                                                                                                      12
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)                                                                                                                                                                     13
CONDENSED CONSOLIDATED BALANCE SHEETS                                                                                                                                                                                                       14
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                                                                                                                             16
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY                                                                                                       18
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)                                                                                                                                      19
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)                                                                                                                                                                     20
CONDENSED CONSOLIDATED BALANCE SHEETS                                                                                                                                                                                                       21
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                                                                                                                             23
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY                                                                                                       25
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)                                                                                                                                      26
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                                                                                                                                          27
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                               66
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                                                                                                                                  86
ITEM 4.  CONTROLS AND PROCEDURES                                                                                                                                                                                                                                    95
PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS                                                                                                                                                                                                                                                     96
ITEM 1A.  RISK FACTORS                                                                                                                                                                                                                                                              96
ITEM 6.  EXHIBITS                                                                                                                                                                                                                                                                            97
SIGNATURE                                                                                                                                                                                                                                                                                                  98

GLOSSARY

Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Altura Power L.P.
APS	Arizona Public Service Company
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAIR	EPA’s Clean Air Interstate Rule
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
Continental	Continental Energy Systems, LLC
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Limited Partnership
EaR	Earnings at Risk
ECJV	ECJV Holdings, LLC
EEI	Edison Electric Institute
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	EnergyCo, LLC, a limited liability corporation, owned 50% by each of PNMR and ECJV
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
FSP	FASB Staff Position
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
ISO	Independent System Operator
LBB	Lehman Brothers Bank, FSB, a subsidiary of LBH
LBCS	Lehman Brothers Commodity Services, a subsidiary of LBH
LBH	Lehman Brothers Holdings Inc.
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMGC	New Mexico Gas Company, Inc., a subsidiary of Continental
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOPR	Notice of Proposed Rulemaking
NOX	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OATT	Open Access Transmission Tariff

O&M	Operations and Maintenance
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PRP	Potential Responsible Party
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
Pyramid	Tri-State Pyramid Unit 4
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
Reimbursement Agreement	PNM’s $100 Million Letter of Credit Facility
RMC	Risk Management Committee
SCE	Southern Cal Edison Company
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission
SFAS	FASB Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SOAH	State Office of Administrative Hearings
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poors Ratings Services
TECA	Texas Electric Choice Act
Term Loan Agreement	PNM’s $300 Million Unsecured Delayed Draw Term Loan Facility
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP Bridge Facility	TNMP’s $100 Million Bridge Term Loan Credit Agreement
TNMP Facility	TNMP’s $200 Million Unsecured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
Valencia	Valencia Energy Facility
VaR	Value at Risk
Accounting Pronouncements (as amended and interpreted):
EITF 02-3	EITF Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
FIN 46R	FIN 46R “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51”
FSP FAS 157-3	FASB Staff Position No. FAS 157-3 “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active”
FSP FIN 39-1	FASB Staff Position No. FIN 39-1 – “Amendment of FASB Interpretation No. 39”
SFAS 5	SFAS No. 5 “Accounting for Contingencies”
SFAS 57	SFAS No. 57 “Related Party Disclosures”
SFAS 112	SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43”
SFAS 115	SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”
SFAS 128	SFAS No. 128 “Earnings per Share”
SFAS 133	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141 “Business Combinations”
SFAS 142	SFAS No. 142 “Goodwill and Other Intangible Assets”
SFAS 144	SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 157	SFAS No. 157 “Fair Value Measurements”
SFAS 159	SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”
SFAS 161	SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”
SFAS 162	SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Operating Revenues:
Electric	$607,023	$569,575	$1,551,668	$1,511,814
Other	53	334	221	708
Total operating revenues	607,076	569,909	1,551,889	1,512,522

Operating Expenses:
Cost of energy	393,623	375,006	1,026,702	903,283
Administrative and general	60,999	56,507	167,753	165,434
Energy production costs	46,471	57,223	143,231	156,279
Impairment of goodwill and other intangible assets	7,906	-	144,085	-
Regulatory disallowances	-	-	30,248	-
Depreciation and amortization	36,752	31,441	105,438	100,504
Transmission and distribution costs	14,981	14,347	43,467	43,955
Taxes other than income taxes	12,680	12,153	39,032	45,484
Total operating expenses	573,412	546,677	1,699,956	1,414,939
Operating income (loss)	33,664	23,232	(148,067)	97,583

Other Income and Deductions:
Interest income	7,248	10,144	17,190	27,519
Gains (losses) on investments held by NDT	(5,697)	3,897	(10,079)	6,898
Other income	2,834	1,574	4,950	5,294
Equity in net earnings (loss) of EnergyCo	(1,485)	10,556	(29,091)	12,166
Minority interest in earnings of Valencia	(3,451)	-	(4,452)	-
Other deductions	(1,785)	(2,037)	(8,866)	(8,517)
Net other income and deductions	(2,336)	24,134	(30,348)	43,360

Interest Charges:
Interest on long-term debt	29,518	21,298	72,622	58,197
Other interest charges	9,634	10,088	26,384	35,084
Total interest charges	39,152	31,386	99,006	93,281

Earnings (Loss) before Income Taxes	(7,824)	15,980	(277,421)	47,662

Income Taxes (Benefit)	(3,109)	4,212	(55,587)	(1,340)

Preferred Stock Dividend Requirements of Subsidiary	132	132	396	396

Earnings (Loss) from Continuing Operations	(4,847)	11,636	(222,230)	48,606

Earnings (Loss) from Discontinued Operations, net of Income
Taxes (Benefit) of $820, $(2,139), $16,299 and $6,337	(638)	(3,264)	24,622	9,671

Net Earnings (Loss)	$(5,485)	$8,372	$(197,608)	$58,277

Earnings (Loss) from Continuing Operations per Common Share:
Basic	$(0.06)	$0.15	$(2.72)	$0.63
Diluted	$(0.06)	$0.15	$(2.72)	$0.62
Net Earnings (Loss) per Common Share:
Basic	$(0.06)	$0.11	$(2.42)	$0.76
Diluted	$(0.06)	$0.11	$(2.42)	$0.75

Dividends Declared per Common Share	$0.125	$0.230	$0.480	$0.690

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$267,116	$17,763
Special deposits	3,275	1,717
Accounts receivable, net of allowance for uncollectible accounts of $11,671 and $6,021	172,700	134,325
Unbilled revenues	79,527	74,896
Other receivables	61,488	90,002
Materials, supplies, and fuel stock	45,822	41,312
Regulatory assets	1,932	157
Derivative instruments	84,406	49,257
Income taxes receivable	46,803	39,189
Current assets of discontinued operations	73,454	120,061
Other current assets	82,566	37,198

Total current assets	919,089	605,877

Other Property and Investments:
Investment in PVNGS lessor notes	169,071	192,226
Equity investment in EnergyCo	227,740	248,094
Investments held by NDT	120,424	139,642
Other investments	35,972	47,749
Non-utility property, net of accumulated depreciation of $2,228 and $1,570	9,490	6,968

Total other property and investments	562,697	634,679

Utility Plant:
Electric plant in service	4,246,815	3,920,071
Common plant in service and plant held for future use	146,182	128,119
	4,392,997	4,048,190
Less accumulated depreciation and amortization	1,523,871	1,464,625
	2,869,126	2,583,565
Construction work in progress	202,200	299,574
Nuclear fuel, net of accumulated amortization of $18,669 and $15,395	61,068	52,246

Net utility plant	3,132,394	2,935,385

Deferred Charges and Other Assets:
Regulatory assets	435,722	481,872
Pension asset	24,059	17,778
Goodwill	360,607	495,664
Other intangible assets, net of accumulated amortization of $4,344 and $3,362	65,882	75,892
Derivative instruments	23,331	45,694
Non-current assets of discontinued operations	552,510	526,539
Other deferred charges	89,363	52,756

Total deferred charges and other assets	1,551,474	1,696,195
	$6,165,654	$5,872,136

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$778,667	$665,900
Current installments of long-term debt	205,561	449,219
Accounts payable	210,540	148,955
Accrued interest and taxes	67,489	57,766
Derivative instruments	88,174	53,832
Current liabilities of discontinued operations	45,982	96,003
Other current liabilities	127,053	112,394

Total current liabilities	1,523,466	1,584,069

Long-term Debt	1,481,011	1,231,859

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	592,893	600,187
Accumulated deferred investment tax credits	24,582	26,825
Regulatory liabilities	339,468	332,372
Asset retirement obligations	62,218	66,466
Accrued pension liability and postretirement benefit cost	56,561	60,022
Derivative instruments	6,609	55,206
Minority interest in Valencia	95,949	-
Non-current liabilities of discontinued operations	90,077	89,848
Other deferred credits	156,479	121,342

Total deferred credits and other liabilities	1,424,836	1,352,268

Total liabilities	4,429,313	4,168,196

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Common Stockholders’ Equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
and outstanding 86,454,111 and 76,814,491 shares)	1,287,555	1,042,974
Accumulated other comprehensive income, net of income taxes	25,514	11,208
Retained earnings	411,743	638,229

Total common stockholders’ equity	1,724,812	1,692,411

	$6,165,654	$5,872,136

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(197,608)	$58,277
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	116,797	141,220
Amortization of prepayments on PVNGS firm-sales contracts	(10,313)	-
Deferred income tax expense (benefit)	(26,056)	4,769
Equity in net (earnings) loss of EnergyCo	29,091	(12,166)
Minority interest in earnings of Valencia	4,452	-
Net unrealized losses on derivatives	14,222	15,618
Realized (gains) losses on investments held by NDT	10,079	(6,898)
Realized loss on Altura contribution	-	3,637
Impairment of goodwill and other intangible assets	144,085	3,380
Impairment loss on utility plant	-	19,500
Amortization of fair value of acquired Twin Oaks sales contract	-	(35,073)
Stock based compensation expense	2,810	6,115
Regulatory disallowances	30,248	-
Other, net	1,168	(4,991)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	1,695	1,528
Materials, supplies, fuel stock, and natural gas stored	(9,486)	(3,972)
Other current assets	(31,300)	19,129
Other assets	(29,440)	(821)
Accounts payable	1,624	(40,340)
Accrued interest and taxes	2,016	(8,520)
Other current liabilities	10,750	(8,331)
Other liabilities	(783)	(25,085)
Net cash flows from operating activities	64,051	126,976

Cash Flows From Investing Activities:
Utility plant additions	(235,672)	(336,597)
Proceeds from sales of investments held by NDT	105,055	99,525
Purchases of investments held by NDT	(106,437)	(104,455)
Proceeds from sales of utility plant	1,390	25,041
Return of principal on PVNGS lessor notes	22,164	24,296
Change in restricted special deposits	6,581	(10,203)
Investments in EnergyCo	-	(45,040)
Distributions from EnergyCo	-	362,275
Other, net	(2,985)	4,443
Net cash flows from investing activities	(209,904)	19,285

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	112,767	(115,661)
Long-term borrowings	452,750	20,000
Redemption of long-term debt	(448,935)	(100,500)
Issuance of common stock	250,231	3,309
Proceeds from stock option exercise	86	10,935
Purchase of common stock to satisfy stock awards	(1,355)	(18,078)
Excess tax benefits (tax shortfall) from stock-based payment arrangements	(618)	9
Dividends paid	(46,558)	(52,545)
Payments received on PVNGS firm-sales contracts	80,858	-
Other, net	(4,022)	(410)
Net cash flows from financing activities	395,204	(252,941)

Change in Cash and Cash Equivalents	249,351	(106,680)
Cash and Cash Equivalents at Beginning of Period	17,791	123,419
Cash and Cash Equivalents at End of Period	$267,142	$16,739

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$91,715	$90,799
Income taxes paid (refunded), net	$(1,702)	$2,904

Supplemental schedule of noncash investing and financing activities:
As of June 1, 2007, PNMR contributed its ownership of Altura to EnergyCo at a fair value of $549.6 million after an adjustment for working capital changes. In conjunction with the contribution, PNMR removed Altura’s assets and liabilities from its balance sheet as follows:

Current assets	$22,529
Utility plant, net	575,906
Deferred charges	46,018
Total assets contributed	644,453

Current liabilities	63,268
Deferred credits and other liabilities	38,095
Total liabilities contributed	101,363
Other comprehensive income	(12,651)
Total liabilities and OCI contributed	88,712

Net contribution to EnergyCo	$555,741

Utility plant purchased in 2007 through assumption of long-term debt that offsets a portion of investment in PVNGS lessor notes and is eliminated in consolidation.
	$41,152

Activities related to the consolidation of Valencia (see Note 16):

Initial consolidation at May 30, 2008:
Utility plant additions	$ 87,310
Increase in short-term borrowings	$ 82,468

Minority interest transactions as of July 10, 2008:
Reduction in short-term borrowings	$ 88,059
Increase in minority interest in Valencia	$ 90,148

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated
	Common Stock		Other		Total Common
	Number of	Aggregate	Comprehensive	Retained	Stockholders’
	Shares	Value	Income	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2007	76,814,491	$1,042,974	$11,208	$638,229	$1,692,411
Adoption of SFAS 157	-	-	-	10,422	10,422
Exercise of stock options	-	(1,241)	-	-	(1,241)
Tax shortfall from stock-based compensation arrangements	-	(618)	-	-	(618)
Stock based compensation expense	-	2,810	-	-	2,810
Sale of common stock	9,568,786	242,856	-	-	242,856
Common stock issued to ESPP	70,834	774	-	-	774
Net earnings (loss)	-	-	-	(197,608)	(197,608)
Total other comprehensive income	-	-	14,306	-	14,306
Dividends declared on common stock	-	-	-	(39,300)	(39,300)
Balance at September 30, 2008	86,454,111	$1,287,555	$25,514	$411,743	$1,724,812

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net Earnings (Loss)	$(5,485)	$8,372	$(197,608)	$58,277

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $1,196, $(1,549), $1,608, and $(4,070)	(1,825)	2,364	(2,454)	6,210
Reclassification adjustment for (gains) included in
net earnings (loss), net of income tax expense
of $1,051, $2,401, $2,777, and $2,493	(1,603)	(3,664)	(4,237)	(3,804)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $(34,281), $(4,887), $(13,423), and $6,079	51,583	7,414	21,153	(9,333)
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $(1,986) $482, $(583), and $(653)	1,946	(638)	(156)	1,093

Total Other Comprehensive Income (Loss)	50,101	5,476	14,306	(5,834)

Comprehensive Income (Loss)	$44,616	$13,848	$(183,302)	$52,443

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Electric Operating Revenues	$356,397	$360,455	$995,119	$901,137

Operating Expenses:
Cost of energy	194,478	229,248	577,762	517,767
Administrative and general	27,900	34,138	86,134	94,767
Energy production costs	48,808	59,558	150,365	142,693
Impairment of goodwill	-	-	51,143	-
Regulatory disallowances	-	-	30,248	-
Depreciation and amortization	21,666	20,731	63,532	62,215
Transmission and distribution costs	9,743	9,877	28,247	29,609
Taxes other than income taxes	6,417	6,602	20,522	21,016
Total operating expenses	309,012	360,154	1,007,953	868,067
Operating income (loss)	47,385	301	(12,834)	33,070

Other Income and Deductions:
Interest income	7,227	10,477	18,197	25,375
Gains (losses) on investments held by NDT	(5,697)	3,897	(10,079)	6,898
Other income	912	1,081	2,068	3,101
Minority interest in earnings of Valencia	(3,451)	-	(4,452)	-
Other deductions	(587)	(852)	(4,018)	(3,331)
Net other income and deductions	(1,596)	14,603	1,716	32,043

Interest Charges:
Interest on long-term debt	17,628	9,536	42,924	28,084
Other interest charges	2,687	3,485	9,117	10,824
Total interest charges	20,315	13,021	52,041	38,908

Earnings (Loss) before Income Taxes	25,474	1,883	(63,159)	26,205

Income Taxes (Benefit)	9,540	377	(5,108)	9,565

Earnings (Loss) from Continuing Operations	15,934	1,506	(58,051)	16,640

Earnings (Loss) from Discontinued Operations, net of Income
Taxes (Benefit) of $820, $(2,139), $16,299 and $6,337	(638)	(3,264)	24,622	9,671

Net Earnings (Loss)	15,296	(1,758)	(33,429)	26,311

Preferred Stock Dividends Requirements	132	132	396	396

Net Earnings (Loss) Available for Common Stock	$15,164	$(1,890)	$(33,825)	$25,915

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$96,208	$4,303
Special deposits	3,225	1,397
Accounts receivable, net of allowance for uncollectible accounts of $1,368 and $729	87,211	78,094
Unbilled revenues	35,316	32,039
Other receivables	54,585	79,842
Affiliate accounts receivable	70	271
Materials, supplies, and fuel stock	44,280	39,771
Regulatory assets	1,932	157
Derivative instruments	26,329	14,859
Current assets of discontinued operations	73,454	120,061
Other current assets	49,799	28,926

Total current assets	472,409	399,720

Other Property and Investments:
Investment in PVNGS lessor notes	201,053	231,582
Investments held by NDT	120,424	139,642
Other investments	12,054	20,733
Non-utility property	976	976

Total other property and investments	334,507	392,933

Utility Plant:
Electric plant in service	3,362,285	3,055,953
Common plant in service and plant held for future use	17,400	18,237
	3,379,685	3,074,190
Less accumulated depreciation and amortization	1,189,800	1,157,775
	2,189,885	1,916,415
Construction work in progress	164,139	259,386
Nuclear fuel, net of accumulated amortization of $18,669 and $15,395	61,068	52,246

Net utility plant	2,415,092	2,228,047

Deferred Charges and Other Assets:
Regulatory assets	310,989	348,719
Pension asset	7,236	2,859
Derivative instruments	15,943	37,359
Goodwill	51,632	102,775
Non-current assets of discontinued operations	552,510	526,539
Other deferred charges	71,250	64,449

Total deferred charges and other assets	1,009,560	1,082,700
	$4,231,568	$4,103,400

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$340,000	$321,000
Current installments of long-term debt	36,000	299,969
Accounts payable	112,932	72,864
Affiliate accounts payable	13,606	19,948
Accrued interest and taxes	56,760	26,385
Derivative instruments	13,794	17,896
Current liability of discontinued operations	45,982	96,003
Other current liabilities	71,392	59,468

Total current liabilities	690,466	913,533

Long-term Debt	1,019,713	705,701

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	421,311	409,430
Accumulated deferred investment tax credits	24,534	26,634
Regulatory liabilities	291,067	285,782
Asset retirement obligations	61,437	65,725
Accrued pension liability and postretirement benefit cost	52,796	56,101
Derivative instruments	15	47,597
Minority interest in Valencia	95,949	-
Non-current liabilities of discontinued operations	90,077	89,848
Other deferred credits	131,129	98,295

Total deferred credits and liabilities	1,168,315	1,079,412

Total liabilities	2,878,494	2,698,646

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Common Stockholder’s Equity:
Common stock outstanding (no par value, 40,000,000 shares authorized: issued
and outstanding 39,117,799 shares)	932,523	932,523
Accumulated other comprehensive income, net of income tax	19,303	7,580
Retained earnings	389,719	453,122

Total common stockholder’s equity	1,341,545	1,393,225

	$4,231,568	$4,103,400
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(33,429)	$26,311
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	75,803	100,224
Amortization of prepayments on PVNGS firm-sales contracts	(10,313)	-
Deferred income tax expense	(4,732)	(14,695)
Minority interest in earnings of Valencia	4,452	-
Net unrealized (gains) losses on derivatives	5,955	14,943
Realized (gains) losses on investments held by NDT	10,079	(6,898)
Impairment of utility plant	-	19,500
Regulatory disallowances	30,248	-
Impairment of goodwill	51,143	-
Other, net	(1,445)	(3,515)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	37,318	58,893
Materials, supplies, fuel stock, and natural gas stored	(9,486)	(3,761)
Other current assets	(1,531)	26,241
Other assets	(1,783)	(1,263)
Accounts payable	(18,401)	(44,666)
Accrued interest and taxes	30,738	29,575
Other current liabilities	(15,536)	(18,228)
Other liabilities	(2,238)	(22,312)
Net cash flows from operating activities	146,842	160,349

Cash Flows From Investing Activities:
Utility plant additions	(200,983)	(260,250)
Proceeds from sales of NDT investments	105,055	99,525
Purchases of NDT investments	(106,437)	(104,455)
Proceeds from sales of utility plant	837	25,041
Return of principal on PVNGS lessor notes	25,735	24,296
Change in restricted special deposits	6,581	(10,203)
Other, net	(284)	1,653
Net cash flows from investing activities	(169,496)	(224,393)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	19,000	35,310
Long-term borrowings	350,000	20,000
Redemption of long-term debt	(300,000)	-
Payments received on PVNGS firm-sales contracts	80,858	-
Dividends paid	(40,396)	(396)
Other, net	5,095	(41)
Net cash flows from financing activities	114,557	54,873

Change in Cash and Cash Equivalents	91,903	(9,171)
Cash and Cash Equivalents at Beginning of Period	4,331	11,886
Cash and Cash Equivalents at End of Period	$96,234	$2,715

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$49,354	$49,839
Income taxes paid (refunded), net	$(1,855)	$-

Supplemental schedule of noncash investing and financing activities:
As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM.

Current assets	$15,444
Other property and investments	10
Utility plant, net	96,468
Goodwill	102,775
Deferred charges	1,377
Total assets transferred from TNMP	216,074

Current liabilities	17,313
Long-term debt	1,065
Deferred credits and other liabilities	30,673
Total liabilities transferred from TNMP	49,051

Net assets transferred – increase in common stockholder’s equity	$167,023

Activities related to the consolidation of Valencia (see Note 16):
Initial consolidation at May 30, 2008:
Utility plant additions	$87,310
Increase in short-term borrowings	$82,468

Minority interest transactions as of July 10, 2008:
Reduction in short-term borrowings	$88,059
Increase in minority interest in Valencia	$90,148
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

			Accumulated
	Common Stock		Other		Total Common
	Number of	Aggregate	Comprehensive	Retained	Stockholder’s
	Shares	Value	Income	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2007	39,117,799	$932,523	$7,580	$453,122	$1,393,225
Adoption of SFAS 157	-	-	-	10,422	10,422
Net earnings (loss)	-	-	-	(33,429)	(33,429)
Total other comprehensive income	-	-	11,723	-	11,723
Dividends on preferred stock	-	-	-	(396)	(396)
Dividends on common stock	-	-	-	(40,000)	(40,000)
Balance at September 30, 2008	39,117,799	$932,523	$19,303	$389,719	$1,341,545

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net Earnings (Loss) Available for Common Stock	$15,164	$(1,890)	$(33,825)	$25,915

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $1,196, $(1,549), $1,608 and $(4,070)	(1,825)	2,364	(2,454)	6,210
Reclassification adjustment for (gains) included in
net earnings (loss), net of income tax expense
of $1,051, $2,401, $2,777 and $2,493	(1,603)	(3,664)	(4,237)	(3,804)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $(18,619), $(903), $(9,485) and $(1,886)	28,411	1,378	14,474	2,877
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $(2,956), $826, $(2,582) and $(300)	4,511	(1,261)	3,940	458

Total Other Comprehensive Income (Loss)	29,494	(1,183)	11,723	5,741

Comprehensive Income (Loss)	$44,658	$(3,073)	$(22,102)	$31,656

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Electric Operating Revenues	$51,097	$52,680	$140,442	$137,144

Operating Expenses:
Cost of energy	8,423	7,544	24,170	21,936
Administrative and general	7,000	6,024	20,643	22,288
Impairment of goodwill	-	-	34,456	-
Depreciation and amortization	9,901	7,082	27,037	21,123
Transmission and distribution costs	5,235	4,465	15,208	14,332
Taxes, other than income taxes	5,032	6,503	14,402	16,741
Total operating expenses	35,591	31,618	135,916	96,420
Operating income	15,506	21,062	4,526	40,724

Other Income and Deductions:
Interest income	20	25	25	888
Other income	1,726	397	2,746	1,444
Other deductions	(18)	(25)	(46)	(99)
Net other income and deductions	1,728	397	2,725	2,233

Interest Charges:
Interest on long-term debt	2,623	4,890	9,832	17,475
Other interest charges	1,608	878	3,752	2,242
Net interest charges	4,231	5,768	13,584	19,717

Earnings (Loss) Before Income Taxes	13,003	15,691	(6,333)	23,240

Income Taxes	4,910	5,463	10,597	7,840

Net Earnings (Loss)	$8,093	$10,228	$(16,930)	$15,400

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$9,017	$187
Special deposits	50	50
Accounts receivable, net of allowance for uncollectible accounts of $96 and $0	12,803	8,789
Unbilled revenues	4,166	4,392
Other receivables	2,529	1,063
Affiliate accounts receivable	7,004	8,005
Materials and supplies	1,541	1,425
Income taxes receivable	-	881
Other current assets	1,275	501

Total current assets	38,385	25,293

Other Property and Investments:
Other investments	554	554
Non-utility property	2,111	2,111

Total other property and investments	2,665	2,665

Utility Plant:
Electric plant in service	801,767	781,355
Common plant in service and plant held for future use	488	488
	802,255	781,843
Less accumulated depreciation and amortization	288,163	274,128
	514,092	507,715
Construction work in progress	30,740	22,493

Net utility plant	544,832	530,208

Deferred Charges and Other Assets:
Regulatory assets	124,733	133,154
Goodwill	226,665	261,121
Pension asset	16,822	14,919
Other deferred charges	30,447	5,432

Total deferred charges and other assets	398,667	414,626

	$984,549	$972,792

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$150,000	$-
Short-term debt – affiliate	-	3,404
Current installments of long-term debt	167,670	148,882
Accounts payable	27,675	5,666
Affiliate accounts payable	3,755	3,456
Accrued interest and taxes	42,081	35,204
Other current liabilities	5,390	1,785

Total current liabilities	396,571	198,397

Long-term Debt	-	167,609

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	116,032	120,274
Accumulated deferred investment tax credits	48	191
Regulatory liabilities	48,401	46,590
Asset retirement obligations	697	662
Accrued pension liability and postretirement benefit cost	3,766	3,922
Other deferred credits	2,516	1,699

Total deferred credits and other liabilities	171,460	173,338

Total liabilities	568,031	539,344

Commitments and Contingencies (See Note 9)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	427,320	427,320
Accumulated other comprehensive income, net of income tax	823	823
Retained earnings (deficit)	(11,689)	5,241

Total common stockholder’s equity	416,518	433,448

	$984,549	$972,792

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(16,930)	$15,400
Adjustments to reconcile net earnings (loss) to
net cash flows from operating activities:
Depreciation and amortization	29,866	23,768
Impairment of goodwill	34,456	-
Deferred income tax expense (benefit)	(4,386)	(3,253)
Other, net	(1,941)	(2,238)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(3,884)	(11,932)
Materials and supplies	(117)	(283)
Other current assets	(1,412)	(191)
Other assets	(25,689)	588
Accounts payable	22,010	(5,679)
Accrued interest and taxes	7,838	7,554
Other current liabilities	4,905	(18,512)
Other liabilities	465	(123)
Net cash flows from operating activities	45,181	5,099

Cash Flows From Investing Activities -
Utility plant additions	(33,073)	(26,837)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings	150,000	-
Short-term borrowings (repayments), net – affiliate	(3,404)	18,500
Redemption of long-term debt	(148,935)	(100,500)
Equity contribution by parent	-	101,249
Other, net	(939)	1
Net cash flows from financing activities	(3,278)	19,250

Change in Cash and Cash Equivalents	8,830	(2,488)
Cash and Cash Equivalents at Beginning of Period	187	2,542
Cash and Cash Equivalents at End of Period	$9,017	$54

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$16,724	$19,693
Income taxes paid (refunded), net	$(858)	$-

Supplemental schedule of noncash investing and financing activities:
As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM.

Current assets	$15,444
Other property and investments	10
Utility plant, net	96,468
Goodwill	102,775
Deferred charges	1,377
Total assets transferred to PNM	216,074

Current liabilities	17,313
Long-term debt	1,065
Deferred credits and other liabilities	30,673
Total liabilities transferred to PNM	49,051

Net assets transferred – common stock redeemed	$167,023

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated		Total
	Common Stock			Other		Common
	Number of	Aggregate	Paid-in	Comprehensive	Retained	Stockholder’s
	Shares	Value	Capital	Income	Earnings (Deficit)	Equity
			(Dollars in thousands)

Balance at December 31, 2007	6,358	$64	$427,320	$823	$5,241	$433,448
Net earnings (loss)	-	-	-	-	(16,930)	(16,930)
Balance at September 30, 2008	6,358	$64	$427,320	$823	$(11,689)	$416,518

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net Earnings (Loss) and Comprehensive Income (Loss)	$8,093	$10,228	$(16,930)	$15,400

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2008 and December 31, 2007, the consolidated results of operations and comprehensive income for the three months and nine months ended September 30, 2008 and 2007 and the consolidated cash flows for the nine months ended September 30, 2008 and 2007.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could ultimately differ from those estimated.  The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations.  Readers of these financial statements should refer to PNMR’s, PNM’s and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2007 Annual Reports on Form 10-K.

Principles of Consolidation

The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest.  PNMR’s primary subsidiaries are PNM, TNMP, First Choice and, through May 31, 2007, Altura.  PNM consolidates the PVNGS Capital Trust and Valencia.  See Note 16.  PNMR shared services’ administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are allocated to the business units.  Other significant intercompany transactions between PNMR, PNM, and TNMP include transmission and distribution services, lease payments, dividends paid on common stock, and interest paid by PVNGS Capital Trust to PNM.  All intercompany transactions and balances have been eliminated.  See Note 12.

Presentation

The Notes to the Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP.  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  Discussions regarding only PNMR, PNM or TNMP will be indicated as such.  Certain amounts in the 2007 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2008 financial statement presentation.

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by its Board.  The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board.  This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year.  The Board declared dividends on common stock considered to be for the second quarter of $0.23 per share in July 2007 and $0.125 per share in August 2008, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings (Loss).  The Board declared dividends on common stock considered to be for the third quarter of $0.23 per share in September 2007 and $0.125 per share in September 2008, which are reflected as being in the third quarter within “Dividends Declared per Common Share.”  In September 2008, PNM paid a dividend to PNMR amounting to $40.0 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	Acquisitions and Dispositions

PNM Gas Sale; Termination of Cap Rock Acquisition

On January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprise the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620 million in cash. In a separate transaction conditioned upon the sale of the natural gas operations, PNMR proposed to acquire CRHC, Continental’s regulated Texas electric transmission and distribution business, for $202.5 million in cash.  On July 22, 2008, PNMR and Continental agreed to terminate the agreement for the acquisition of CRHC.  The termination agreement provides that Continental will pay PNMR $15.0 million, but only upon the closing of the PNM Gas transaction.  PNMR expects to use the proceeds from the sale of PNM Gas to retire debt, fund future electric capital expenditures and for other corporate purposes.

The agreement for the sale of PNM Gas contains a number of customary representations and warranties and indemnification provisions as well as closing conditions, including regulatory and third party approvals.  The parties may terminate the agreement under certain circumstances and may be obligated to pay a termination fee in connection therewith.  The sale of the natural gas operations is subject to, among other conditions, receiving approval from the NMPRC.  On June 13, 2008, PNMR received notice of early termination of the waiting period required under the Hart-Scott-Rodino antitrust rules.  Notification of early termination is considered antitrust clearance of the transaction.  The Company filed testimony with the NMPRC in March 2008 for approvals required for the sale of its gas utility operations and for transition services to be provided to NMGC.  On August 20, 2008, the NMPRC staff, the AG, the IBEW, PNM and NMGC filed a stipulation indicating the filing parties have agreed to a resolution of the issues in the proceeding.  A hearing took place before the NMPRC in September 2008.  A schedule has been established, but the NMPRC has not announced any decisions.  Pending all approvals, a closing date for the sale of PNM Gas is expected late in 2008 or early in 2009.

 There are no material relationships between the PNMR and Continental parties other than in respect of the transactions described herein. See Note 14 for financial information concerning PNM Gas, which is classified as discontinued operations in the accompanying financial statements.

Twin Oaks Acquisition and Disposition

On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased the Twin Oaks business, which included the 305 MW coal-fired Twin Oaks power plant located 150 miles south of Dallas, Texas.  Effective June 1, 2007, PNMR contributed Altura, including the Twin Oaks business, to EnergyCo.  See Note 11.  The results of Twin Oaks operations have been included in the Consolidated Financial Statements of PNMR from April 18, 2006 through May 31, 2007.  Beginning June 1, 2007, the Twin Oaks operations are included in EnergyCo, which is accounted for by PNMR using the equity method.

As part of the acquisition of Twin Oaks, PNMR determined the fair value of two contractual obligations to sell power.  The first contract obligated Altura to sell power through September 2007 at which time the second contract began and extends for three years.  PNMR concluded that the contracts were below market and recorded the contracts at fair value to be amortized as an increase in operating revenue over the contract periods.    During the nine months ended September 30, 2007, PNMR amortized $35.0 million for the first contract and nothing for the second contract.

(3)	Segment Information

The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities.  A reconciliation of the segment presentation to the GAAP financial statements is provided.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective as of December 31, 2007, management changed the methodology it uses to operate and assess the business activities of the Company as described in the 2007 Annual Reports on Form 10-K.  The prior period segment information presented below has been recast to be consistent with the new methodology.

PNM Electric

PNM Electric includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC.  PNM Electric provides integrated electricity services that include the generation, transmission and distribution of electricity for retail electric customers in New Mexico as well as the sale of transmission to third parties.  PNM Electric includes the generation and sale of electricity into the wholesale market.  This includes optimization of PNM’s jurisdictional assets as well as the capacity of its generating plants excluded from retail rates.   Although the FERC has jurisdiction over the wholesale rates, they are not subject to traditional rate of return regulation.  PNM Electric also includes the purchase power contract with Valencia, which is a variable interest entity and is consolidated by PNM.  See Note 16.

TNMP Electric

TNMP Electric is a regulated utility operating in Texas.  TNMP’s operations are subject to traditional rate of return regulation.  TNMP provides regulated transmission and distribution services in Texas under the TECA.

PNM Gas

PNM Gas distributes natural gas to most of the major communities in New Mexico and is subject to traditional rate regulation by the NMPRC.  The customer base of PNM Gas includes both sales-service customers and transportation-service customers.  PNM Gas purchases natural gas in the open market and resells it at cost to its sales-service customers.  As a result, increases or decreases in gas revenues resulting from gas price fluctuations do not impact gross margin or earnings.  As described in Note 2, PNM entered into an agreement to sell its gas operations on January 12, 2008.  PNM Gas is reported as discontinued operations in the accompanying financial statements and is not included in the segment information presented below.  Financial information regarding PNM Gas is presented in Note 14.

Altura

The Altura segment includes the results of Twin Oaks from the date of its acquisition by PNMR on April 18, 2006 until its contribution to EnergyCo as of June 1, 2007. See Note 2 and Note 11.

First Choice

First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small and large commercial, industrial and institutional customers.  Although First Choice is regulated in certain respects by the PUCT, it is not subject to traditional rate of return regulation.  First Choice has also entered into speculative trading transactions in order to attempt to take advantage of market opportunities.  As explained in Note 4, First Choice has closed out its speculative positions and has ended any further speculative trading due to market volatility and the deterioration of the forward basis market.

On August 11, 2008, PNMR announced that it had decided to pursue strategic alternatives for First Choice. Since then, global economic conditions have deteriorated dramatically encompassing the U.S. residential housing market, and global and domestic equity and credit markets.  The tightening of the credit markets coupled with extreme volatility in commodity markets has increased the risk of executing strategic transactions in the retail sector. At this point, management has determined that retaining First Choice provides better long term value for PNMR shareholders.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EnergyCo

Upon the contribution of Altura to EnergyCo, EnergyCo became a separate segment for PNMR effective June 1, 2007.  PNMR’s investment in EnergyCo is held in the Corporate and Other segment and is accounted for using the equity method of accounting. EnergyCo’s revenues and expenses are not included in PNMR’s consolidated revenues and expenses or the following tables.  See Notes 2 and 11.

Corporate and Other

PNMR Services Company is included in the Corporate and Other segment.  Corporate and Other also reflects activities of the PNMR holding company, including earnings (loss) of EnergyCo and interest expense on PNMR short-term and long-term debt.

The following tables present summarized financial information for PNMR by reportable segment. Excluding PNM Gas, which is presented as discontinued operations, PNM has only one reporting segment.  TNMP also operates in only one reportable segment.  Therefore, tabular segment information is not presented for PNM and TNMP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	First	Corporate
2008	Electric	Electric	Choice	and Other	Consolidated
			(In thousands)
Three Months Ended September 30, 2008
Operating revenues	$356,367	$35,865	$215,009	$(165)	$607,076
Intersegment revenues	30	15,232	-	(15,262)	-
Total revenues	356,397	51,097	215,009	(15,427)	607,076
Cost of energy	194,478	8,423	205,954	(15,232)	393,623
Gross margin	161,919	42,674	9,055	(195)	213,453
Other operating expenses	92,868	17,267	30,542	2,360	143,037
Depreciation and amortization	21,666	9,901	630	4,555	36,752
Operating income (loss)	47,385	15,506	(22,117)	(7,110)	33,664

Interest income	7,227	20	448	(447)	7,248
Equity in net earnings (loss) of EnergyCo	-	-	-	(1,485)	(1,485)
Other income (deductions)	(8,823)	1,708	183	(1,167)	(8,099)
Net interest charges	(20,315)	(4,231)	(1,846)	(12,760)	(39,152)

Segment earnings (loss) before income taxes	25,474	13,003	(23,332)	(22,969)	(7,824)

Income tax expense (benefit)	9,540	4,910	(6,796)	(10,763)	(3,109)
Preferred stock dividend requirements	132	-	-	-	132

Segment net earnings (loss) from continuing operations	$15,802	$8,093	$(16,536)	$(12,206)	$(4,847)

Nine Months Ended September 30, 2008
Operating revenues	$995,040	$95,892	$461,402	$(445)	$1,551,889
Intersegment revenues	79	44,550	-	(44,629)	-
Total revenues	995,119	140,442	461,402	(45,074)	1,551,889
Cost of energy	577,762	24,170	469,305	(44,535)	1,026,702
Gross margin	417,357	116,272	(7,903)	(539)	525,187
Other operating expenses	366,659	84,709	118,800	(2,352)	567,816
Depreciation and amortization	63,532	27,037	1,679	13,190	105,438
Operating income (loss)	(12,834)	4,526	(128,382)	(11,377)	(148,067)

Interest income	18,197	25	1,318	(2,350)	17,190
Equity in net earnings (loss) of EnergyCo	-	-	-	(29,091)	(29,091)
Other income (deductions)	(16,481)	2,700	110	(4,776)	(18,447)
Net interest charges	(52,041)	(13,584)	(2,459)	(30,922)	(99,006)

Segment earnings (loss) before income taxes	(63,159)	(6,333)	(129,413)	(78,516)	(277,421)

Income tax expense (benefit)	(5,108)	10,597	(28,393)	(32,683)	(55,587)
Preferred stock dividend requirements	396	-	-	-	396

Segment net earnings (loss) from continuing operations	$(58,447)	$(16,930)	$(101,020)	$(45,833)	$(222,230)

At September 30, 2008:
Total assets*	$3,605,604	$984,549	$412,941	$536,596	$5,539,690
Goodwill	$51,632	$226,665	$82,310	$-	$360,607

*  Excludes total assets of PNM Gas discontinued operations of $625,964.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP		First	Corporate
2007	Electric	Electric	Altura	Choice	and Other	Consolidated
Three Months Ended September 30, 2007			(In thousands)
Operating revenues	$360,455	$31,405	$-	$177,694	$355	$569,909
Intersegment revenues	-	21,275	-	-	(21,275)	-
Total revenues	360,455	52,680	-	177,694	(20,920)	569,909
Cost of energy	229,248	7,544	-	159,180	(20,966)	375,006
Gross margin	131,207	45,136	-	18,514	46	194,903
Other operating expenses	110,175	16,992	-	13,583	(520)	140,230
Depreciation and amortization	20,731	7,082	-	470	3,158	31,441
Operating income (loss)	301	21,062	-	4,461	(2,592)	23,232

Interest income	10,477	25	-	489	(847)	10,144
Equity in net earnings of EnergyCo	-	-	-	-	10,556	10,556
Other income (deductions)	4,126	372	-	101	(1,165)	3,434
Net interest charges	(13,021)	(5,768)	-	(638)	(11,959)	(31,386)

Segment earnings (loss) before income taxes	1,883	15,691	-	4,413	(6,007)	15,980

Income tax expense (benefit)	377	5,463	-	1,668	(3,296)	4,212
Preferred stock dividend requirements	132	-	-	-	-	132

Segment earnings (loss) from continuing operations	$1,374	$10,228	$-	$2,745	$(2,711)	$11,636

Nine Months Ended September 30, 2007
Operating revenues	$901,137	$82,046	$65,395	$463,214	$730	$1,512,522
Intersegment revenues	-	55,098	-	78	(55,176)	-
Total revenues	901,137	137,144	65,395	463,292	(54,446)	1,512,522
Cost of energy	517,767	21,936	22,063	395,858	(54,341)	903,283
Gross margin	383,370	115,208	43,332	67,434	(105)	609,239
Other operating expenses	288,085	53,361	17,326	41,701	10,679	411,152
Depreciation and amortization	62,215	21,123	7,684	1,411	8,071	100,504
Operating income (loss)	33,070	40,724	18,322	24,322	(18,855)	97,583

Interest income	25,375	888	146	1,506	(396)	27,519
Equity in net earnings of EnergyCo	-	-	-	-	12,166	12,166
Other income (deductions)	6,668	1,345	-	66	(4,404)	3,675
Net interest charges	(38,908)	(19,717)	(8,564)	(1,814)	(24,278)	(93,281)

Segment earnings (loss) before income taxes	26,205	23,240	9,904	24,080	(35,767)	47,662

Income tax expense (benefit)	9,565	7,840	3,921	9,086	(31,752)	(1,340)
Preferred stock dividend requirements	396	-	-	-	-	396

Segment earnings (loss) from continuing operations	$16,244	$15,400	$5,983	$14,994	$(4,015)	$48,606

At September 30, 2007:
Total Assets*	$3,452,680	$1,004,509	$-	$370,440	$415,197	$5,242,826
Goodwill	$102,775	$261,121	$-	$131,768	$-	$495,664
*  Excludes total assets of PNM Gas discontinued operations of $605,643.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Energy Related Derivative Contracts and Fair Value Disclosures

Energy Related Derivative Contracts

Overview

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent.   Energy contracts that do not qualify for the normal sales and purchases exception are recorded at fair value.   Note 8 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K contains information regarding energy related derivative contracts.  See Note 7 for additional information regarding interest rate swaps, which are fair value hedges.

For derivative transactions meeting the definition of a cash flow or fair value hedge, the Company documents the relationships between the hedging instruments and the items being hedged.  This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges.  Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in accumulated other comprehensive income to the extent effective.  Ineffectiveness gains and losses were immaterial for the three months and nine months ended September 30, 2008 and 2007.  The amounts shown as current assets and current liabilities relate to contracts that will be settled in the next twelve months.  Gains or losses related to cash flow hedge instruments are reclassified from accumulated other comprehensive income when the hedged transaction settles and impacts earnings.  Based on market prices at September 30, 2008, after-tax gains of $8.6 million for PNMR and $11.5 million for PNM would be reclassified from other comprehensive income into earnings during the next twelve months. However, the actual amount reclassified into earnings will vary due to future changes in market prices.  As of September 30, 2008, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is through December 31, 2010.

The contracts recorded at fair value that do not qualify or are not designated for hedge accounting are classified as either trading transactions or economic hedges.  Trading transactions are defined as derivative instruments that are either speculative and expose the Company to market risk or transactions that lock in margin with no forward market risk and are not economic hedges.  Changes in the fair value of trading transactions are reflected on a net basis in operating revenues.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to hedge generation assets, purchased power costs, and customer load requirements.  Changes in the fair value of economic hedges are reflected in results of operations, with changes related to sales contracts included in operating revenues and changes related to purchase contracts included in cost of energy.

Fair value is based on current market quotes as available and is supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available.  External pricing input availability varies based on commodity location, market liquidity, and term of the agreement.  The Company regularly assesses the validity and availability of pricing data for its derivative transactions.  Although management uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimation technique.

Effective January 1, 2008, the Company adopted SFAS 157, SFAS 159, and FSP FIN 39-1. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FSP 157-2 delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis, primarily goodwill and other intangible assets, and the Company has not elected to early adopt SFAS 157 for these items.  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

certain financial assets and liabilities on a contract-by-contract basis. FSP FIN 39-1 permits a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement and to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments in accordance with FSP FIN 39-1.  On October 10, 2008, the FASB issued FSP FAS 157-3 to clarify the application of SFAS 157 when a market for a financial instrument is not active.  FSP FAS 157-3 has no impact on the Company’s current methodologies for assessing fair value.

As stated in SFAS 157, valuations of derivative assets and liabilities must take into account nonperformance risk including the effect of the Company’s own credit standing.  Nonperformance risk refers to the risk that the obligation will not be fulfilled and affects the value at which the liability is transferred.  Effective January 1, 2008, the Company updated its methodology to include the impact of the nonperformance risk and its own credit standing. The Company did not elect to irrevocably fair value any additional financial assets and liabilities under SFAS 159 and did not elect to offset fair values of its derivative instruments under FSP FIN 39-1.

Prior to January 1, 2008, the Company deferred gains and losses at inception of certain derivative contracts whose fair value was not evidenced by observable market data in accordance with EITF 02-3. For those gains and losses not evidenced by observable market data, the transaction price was used as the fair value of the derivative contract. Any difference between the transaction price and the model fair value was considered an unrecognized gain or loss at inception of the contract. These unrecognized gains and losses were recorded in income as the contracts settled. The adoption of SFAS 157 on January 1, 2008, eliminated the deferral of these gains and losses resulting in the recognition of previously deferred gains and losses as a net after-tax increase of $10.4 million in the beginning balance of retained earnings for both PNMR and PNM and had no impact on TNMP.

At September 30, 2008, amounts recognized for the right to reclaim cash collateral are $21.0 million for PNMR and $4.5 million for PNM.  The Company had no obligations to return cash collateral.

The following tables do not include activity related to PNM Gas.  See Note 14.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR

PNMR’s commodity derivative instruments are summarized as follows:

	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy contracts	$42,843	$14,486	$18,525	$864
Swaps and futures	15,282	25,653	772	524
Options	6,621	7,372	363	358
Total current assets	64,746	47,511	19,660	1,746

Deferred Charges
Energy contracts	8,908	14,133	11,860	-
Swaps and futures	2,563	26,898	-	-
Options	-	4,663	-	-
Total deferred charges	11,471	45,694	11,860	-

Total Assets	76,217	93,205	31,520	1,746

Current Liabilities
Energy contracts	(50,987)	(19,842)	-	-
Swaps and futures	(27,854)	(25,308)	(2,314)	(1,058)
Options	(6,238)	(7,594)	(781)	(30)
Total current liabilities	(85,079)	(52,744)	(3,095)	(1,088)

Long-term Liabilities
Energy contracts	(2,675)	(42,009)	-	-
Swaps and futures	(3,798)	(4,465)	(136)	(32)
Options	-	(8,700)	-	-
Total long-term liabilities	(6,473)	(55,174)	(136)	(32)

Total Liabilities	(91,552)	(107,918)	(3,231)	(1,120)

Net Total Assets and Liabilities	$(15,335)	$(14,713)	$28,289	$626

First Choice Trading Activities

In 2007, First Choice entered into a series of forward trades that arbitraged basis differentials among certain ERCOT delivery zones.  During the three months ended March 31, 2008, these trades were negatively affected by extreme transmission congestion within the ERCOT market. This congestion resulted in historically high basis differences between the various delivery zones. As a result, in the first quarter of 2008, First Choice recorded a total pre-tax loss of $47.1 million in the trading margins from these speculative trades that is reflected in electric revenues. Because of continued market volatility and the concern that the forward basis market would continue to deteriorate, First Choice decided to end any further speculative trading.  Since March 31, 2008, First Choice incurred an additional $1.9 million loss to close out remaining speculative positions, including transaction costs.  Of the speculative trading losses, $7.8 million has not cash settled at September 30, 2008.  The majority of these positions will cash settle before December 31, 2008.  No significant additional costs are expected related to speculative trading.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM

PNM’s commodity derivative instruments are summarized as follows:

	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
Type of Derivative	Mark-to-Market Instruments		Hedge Instruments
		(In thousands)
Current Assets
Energy contracts	$656	$2,587	$18,525	$864
Swaps and futures	6,396	6,650	744	422
Options	8	4,336	-	-
Total current assets	7,060	13,573	19,269	1,286

Deferred Charges
Energy contracts	2,804	9,443	11,860	-
Swaps and futures	1,279	23,253	-	-
Options	-	4,663	-	-
Total deferred charges	4,083	37,359	11,860	-

Total Assets	11,143	50,932	31,129	1,286

Current Liabilities
Energy contracts	(5,092)	(6,872)	-	-
Swaps and futures	(8,409)	(6,037)	(293)	(868)
Options	-	(4,119)	-	-
Total current liabilities	(13,501)	(17,028)	(293)	(868)

Long-term Liabilities
Energy contracts	-	(38,172)	-	-
Swaps and futures	-	(693)	(15)	(32)
Options	-	(8,700)	-	-
Total long-term liabilities	-	(47,565)	(15)	(32)

Total Liabilities	(13,501)	(64,593)	(308)	(900)

Net Total Assets and Total Liabilities	$(2,358)	$(13,661)	$30,821	$386

Sale of Wholesale Contracts

On January 18, 2008, PNM entered into an agreement to sell certain wholesale power, natural gas and transmission contracts. These contracts represent a significant portion of the wholesale activity portfolio of PNM Electric, and include several long-term sales and purchase power agreements.  Included in the sales agreement were the Tri-State Pyramid Unit 4 operating lease and certain transmission agreements, which were not considered derivative instruments under SFAS 133.  The derivative contracts included in the sale were fair valued and reflected in the above table at December 31, 2007 as current assets of $6.3 million, deferred charges of $35.8 million, current liabilities of $10.7 million, and long-term liabilities of $47.6 million.  In connection with the adoption of SFAS 157, pre-tax gains on these contracts amounting to $17.2 million were recorded as an adjustment to January 1, 2008 retained earnings. On June 19, 2008 PNM completed the sale for $6.1 million.  PNM recognized gains on the sale of these contracts of $5.1 million in the nine months ended September 30, 2008.  PNM provided the buyer with a $10.0 million letter of credit for 18 months in connection with PNM’s representations regarding the contracts.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sale of Power from PVNGS Unit 3

In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW.  Under two of the contracts, PNM will sell 90 MW of firm capacity and energy.  Under the remaining contract, PNM will sell 45 MW of unit contingent capacity and energy. The term of the contracts is May 1, 2008 through December 31, 2010.  Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million.  These amounts are recorded to a deferred revenue account and amortized over the life of the contracts.  The amount to be amortized in the next 12 months is included in other current liabilities in the Condensed Consolidated Balance Sheet and the remainder is included in other deferred credits.  The prepayments received under the firm contracts, as well as required subsequent monthly payments on them, are shown as a financing activity in the Condensed Consolidated Statement of Cash Flows as required by GAAP.  The firm contracts are considered energy derivatives and a loss of $4.8 million was recognized at inception.  The firm contracts are accounted for as cash flow hedges and changes in fair value are included in accumulated other comprehensive income.  The contingent contract is accounted for as a normal sale.

Fair Value Disclosures

Effective January 1, 2008, the Company determines the fair market values of its instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  The fair values determinations at September 30, 2008 are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair Value Measurements

	Total(1)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
PNMR
Assets
Commodity derivatives	$107,737	$13,893	$91,061	$1,442
NDT	120,424	79,255	41,169	-
Rabbi Trust	1,378	1,368	10	-
Total Assets	229,539	94,516	132,240	1,442

Liabilities
Commodity derivatives	(94,783)	(26,536)	(64,906)	(2,000)
Net Total Assets and Total Liabilities	$134,756	$67,980	$67,334	$(558)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM
Assets
Commodity derivatives	$42,272	$745	$40,238	$1,022
NDT	120,424	79,255	41,169	-
Rabbi Trust	1,378	1,368	10	-
Total Assets	164,074	81,368	81,417	1,022

Liabilities
Commodity derivatives	(13,809)	(1,034)	(10,508)	(2,000)
Net Total Assets and Total Liabilities	$150,265	$80,334	$70,909	$(978)

(1)
The Level 1, 2 and 3 columns in the above table are presented based on the nature of each instrument.  The total column is presented based on the balance sheet classification of the instruments and reflect unit of account reclassifications between commodity derivative assets and commodity derivative liabilities of $1.3 million for PNMR and $0.3 million for PNM.

A reconciliation of the changes in Level 3 fair value measurements is as follows:

Recurring Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	PNMR	PNM	PNMR	PNM
		(In thousands)
Level 3 Fair Value Assets and Liabilities
Balance at December 31, 2007			$2,061	$2,679
Adoption of SFAS 157			16,407	16,407
Balance at beginning of period	$19,863	$19,666	18,468	19,086
Total gains (losses) included in earnings	(19,503)	(19,117)	(1,859)	(2,200)
Total gains (losses) included in other comprehensive income	(60)	-	28	-
Purchases, issuances, and settlements(1)	669	-	(15,668)	(16,337)
Transfers into Level 3(2)	(1,527)	(1,527)	(1,527)	(1,527)
Balance at September 30, 2008	$(558)	$(978)	$(558)	$(978)
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$(9,925)	$(10,256)	$(3,097)	$(2,821)

(1)	Represents unearned and prepaid option premiums received and paid during the period for contracts still held at end of period and sale of PNM Electric wholesale contracts.
(2)	Transfers in to Level 3 from Level 2 are at the fair value as of August 29, 2008.

Gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings for the three and nine months ended September 30, 2008 are reported in operating revenues and cost of energy as follows:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
PNMR	Operating Revenues	Cost of Energy	Total	Operating Revenues	Cost of Energy	Total
	(In thousands)
Total gains (losses) included in earnings	$2	$(19,505)	$(19,503)	$21,800	$(23,659)	$(1,859)
Change in unrealized gains or losses relating to assets still held at reporting date	$2	$(9,927)	$(9,925)	$2	$(3,099)	$(3,097)

PNM
Total gains (losses) included in earnings	$2	$(19,119)	$(19,117)	$21,183	$(23,383)	$(2,200)
Change in unrealized gains or losses relating to assets still held at reporting date	$2	$(10,258)	$(10,256)	$2	$(2,823)	$(2,821)

(5)	Earnings Per Share

In accordance with SFAS 128, dual presentation of basic and diluted earnings per share has been presented in the Condensed Consolidated Statements of Earnings of PNMR.  Information regarding the computation of earnings per share is as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Earnings (Loss):
Earnings (loss) from continuing operations	$(4,847)	$11,636	$(222,230)	$48,606
Earnings (loss) from discontinued operations	(638)	(3,264)	24,622	9,671
Net Earnings (Loss)	$(5,485)	$8,372	$(197,608)	$58,277

Average Number of Common Shares Outstanding	86,408	76,736	81,669	76,697
Dilutive Effect of Common Stock Equivalents (a):
Stock options and restricted stock	-	422	-	594
Equity-linked units	-	403	-	860
Average Common and Common Equivalent
Shares Outstanding	86,408	77,561	81,669	78,151

Per Share of Common Stock – Basic:
Earnings (loss) from continuing operations	$(0.06)	$0.15	$(2.72)	$0.63
Earnings (loss) from discontinued operations	-	(0.04)	0.30	0.13
Net Earnings (Loss)	$(0.06)	$0.11	$(2.42)	$0.76

Per Share of Common Stock – Diluted:
Earnings (loss) from continuing operations	$(0.06)	$0.15	$(2.72)	$0.62
Earnings (loss) from discontinued operations	-	(0.04)	0.30	0.13
Net Earnings (Loss)	$(0.06)	$0.11	$(2.42)	$0.75

(a)
Due to losses in the three and nine months ended September 30, 2008, no potentially dilutive securities are reflected in the average number of common shares used to compute earnings (loss) per share for those periods since any impact would be anti-dilutive.  At September 30, 2008, PNMR’s potentially dilutive securities consists of all options and restricted stock (see Note 6) and the privately held equity-linked units (see Note 7).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Stock-Based Compensation

Information concerning stock-based compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2008:

				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value	Contract Life
Options for PNMR Common Stock	Shares	Price	(In thousands)	(Years)

Outstanding at beginning of period	3,264,898	$23.26
Granted	558,261	11.90
Exercised	(5,001)	16.13
Forfeited	(65,073)	24.90

Outstanding at end of period	3,753,085	$21.53	$(42,321)	6.62

Options exercisable at end of period	2,625,886	$21.94	$(30,719)	5.69

Options available for future grant	1,866,703

The following table provides additional information concerning stock option activity:

        Nine Months Ended September 30,
Options for PNMR Common Stock	2008	2007
	(In thousands, except per share amounts)

Weighted-average grant date fair value per share of options granted	$1.39	$4.70
Total intrinsic value of options exercised during the period	$15	$4,854

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock

The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2008:

		Weighted-
		Average
Nonvested Restricted		Grant-Date
PNMR Common Stock	Shares	Fair Value

Nonvested at beginning of period	169,750	$26.09
Granted	129,250	$11.50
Vested	(89,365)	$24.65
Forfeited	(5,005)	$26.44

Nonvested at end of period	204,630	$17.46

The total fair value of shares of restricted stock that vested during the nine months ended September 30, 2008 was $2.2 million.

(7)	Financing

Information concerning financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.

Impacts of Difficulties of Financial Institutions

Recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions, which has resulted in certain institutions being restructured or formulating plans to be acquired by other financial institutions.  This includes some financial institutions that are lenders under the PNMR Facility and the PNM Facility, which are described below and in the 2007 Annual Reports on Form 10-K, as well as the Term Loan Agreement described below.  Other than as described below, this has not impacted these credit agreements to date and the Company does not anticipate it will have a significant impact on the PNMR Facility and the PNM Facility, which expire in 2012, or the Term Loan Agreement over their respective terms.

LBB was a lender under the PNMR Facility and the PNM Facility.  LBH, the parent of LBB, has filed for bankruptcy protection.  Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility amounting to $5.3 million. The PNMR Facility and the PNM Facility agreements contain procedures for substituting another financial institution to take the place of any lender who defaults under the agreements.  A replacement bank has taken the place of LBB under the PNM Facility, but as of October 30, 2008, no arrangement has been made to replace LBB under the PNMR Facility.  LBB’s commitment amounts to 5.33% of the PNMR Facility.  PNMR does not believe the LBH bankruptcy will have a significant impact on the liquidity provided by the PNMR Facility.

LBCS, another subsidiary of LBH, has also declared bankruptcy and was a counterparty to various energy transactions with First Choice and EnergyCo.  First Choice had no receivables from LBCS, but as a result of the bankruptcy, First Choice terminated these contracts effective September 24, 2008 and recognized a $3.9 million loss as settled purchase power contracts.  The $3.9 million loss consisted of $2.2 million previously recorded in earnings as unrealized losses on economic hedges and $1.7 million of power purchases under normal contracts not previously recorded in earnings. These power supply contracts have since been replaced with other counterparties and are expected to substantially offset the $3.9 million loss in future months.  EnergyCo did have a receivable from LBCS, which was written off at September 30, 2008.  PNMR’s equity share of the write off was $0.6 million.  The

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

bankruptcy of LBCS is not expected to have a significant impact on future operations of the Company.

Financing Activities

On March 7, 2008, TNMP entered into a $150 million short-term bank loan agreement with two lenders.  TNMP borrowed $150 million under this agreement on April 9, 2008 and used the proceeds to redeem the remaining $148.9 million of its 6.125% senior unsecured notes prior to the maturity date of June 1, 2008.  The $150 million borrowing under this agreement was repaid in October 2008, through borrowing $150 million under the TNMP Facility described under Short-term Debt below.

On May 5, 2008, PNM entered into a $300 million unsecured delayed draw term loan facility (as amended, the “Term Loan Agreement”) with Merrill Lynch Bank USA, Morgan Stanley Senior Funding, Inc. and Wachovia Bank, National Association, as initial lenders. The Term Loan Agreement allowed PNM, at its option, to borrow, on no more than two occasions, up to $300 million at any time prior to 45 days before April 30, 2009.  In the event of a downgrade in senior unsecured debt credit ratings of PNM, PNM may be required to borrow money under the Term Loan Agreement.  Borrowings must be repaid on April 30, 2009, or 45 days before that date if PNM makes no optional borrowings under the Term Loan Agreement.  PNM must pay interest and fees from time to time based upon its then-current senior unsecured debt credit ratings.  The Term Loan Agreement is to be used for general corporate purposes.  Borrowings under the Term Loan Agreement are conditioned on the ability of PNM to make certain representations.  The Term Loan Agreement includes customary covenants, including requirements to maintain a maximum consolidated debt-to-consolidated capitalization ratio and a minimum consolidated earnings before interest, income taxes, depreciation and amortization to consolidated interest expense ratio.  The Term Loan Agreement provides that if PNM receives net cash proceeds from the sale of certain debt securities or the sale of assets, the amount of the commitments under the Term Loan Agreement may be reduced.  As described below, on May 13, 2008, PNM completed the offering of $350 million aggregate principal amount of senior unsecured notes.  On May 28, 2008, PNM was notified that the lenders under the Term Loan Agreement had reduced their commitments to $150 million.  The Term Loan Agreement provides that upon the closing of the sale of PNM Gas described in Note 2, any amounts outstanding under the Term Loan Agreement must be repaid and remaining commitments for borrowings would be terminated.  No borrowings have been made under the Term Loan Agreement.

On May 8, 2008, PNM entered into a $100 million unsecured letter of credit facility pursuant to a reimbursement agreement (as amended, the “Reimbursement Agreement”) with Deutsche Bank AG and Royal Bank of Canada, as lenders.  The Reimbursement Agreement allows PNM to obtain, from time to time, standby letters of credit up to the aggregate amount of $100 million at any time prior to April 30, 2009.  The letter of credit and commitment fees will vary depending upon the then-current senior unsecured debt credit rating for PNM.  The Reimbursement Agreement will be used for general corporate purposes, including supporting margin requirements under hedging agreements.  Letter of credit issuances under the Reimbursement Agreement are conditioned on the ability of PNM to make certain customary representations.  The Reimbursement Agreement includes customary covenants, including requirements to maintain a maximum consolidated debt-to-consolidated capitalization ratio and a minimum consolidated earnings before interest, income taxes, depreciation and amortization to consolidated interest expense ratio.  No letters of credit have been issued under this arrangement.

On May 13, 2008, PNM issued $350 million aggregate principal amount of senior unsecured notes. The notes pay interest semi-annually at a rate of 7.95% per year, payable on May 15 and November 15 of each year, beginning November 15, 2008, and mature on May 15, 2018.

On October 31, 2008, TNMP entered into a $100 million term loan credit agreement with two lenders (the “TNMP Bridge Facility”) to provide an additional source of funds that would be available in order to repay TNMP’s $167.7 million of senior unsecured notes that mature January 15, 2009.  The TNMP Bridge Facility allows for other lenders to be added to bring the total amount up to a maximum of $150 million and TNMP is in discussions with several other potential lenders to obtain commitments to fill out the facility.  The TNMP Bridge Facility provides for

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a single draw of funds after January 1, 2009 and through January 15, 2009 solely for the purpose of repaying TNMP’s senior unsecured notes maturing January 15, 2009.  Any amount drawn will be due March 30, 2009 and the facility will expire if funds are not drawn by January 15, 2009.  In the event the facility is not expanded to $150 million, there is no obligation for the lenders to fund unless PNMR agrees to provide funds to bring the total to $150 million.  The TNMP Bridge Facility includes customary covenants, including requirements to maintain a maximum consolidated debt-to-consolidated capitalization ratio.

PNM had $300.0 million aggregate principal amount of senior unsecured notes that matured in September 2008.  PNM repaid these notes by utilizing cash on hand and borrowing $240.0 million under the PNM Facility.

PNMR previously issued 4,945,000 6.75% publicly held equity-linked units.  Each of these equity-linked units consisted of a purchase contract and a 5.0% undivided beneficial ownership interest in one of PNMR’s senior notes with a stated amount of $1,000, which corresponded to a $50.00 stated amount of PNMR’s senior notes. The senior notes were scheduled to mature in May 2010 (subject to the remarketing described below) and bore interest at a rate of 4.8% per year.  The purchase contracts entitled their holders to contract adjustment payments of 1.95% per year on the stated amount of $50.00.  Each purchase contract contained a mandatory obligation for the holder to purchase, and PNMR to sell, at a purchase price of $50.00 in cash, shares of PNMR’s common stock on or before May 16, 2008.  Generally, the number of shares each holder of the equity-linked units was obligated to purchase depended on the average closing price per share of PNMR’s common stock over a 20-day trading period ending on the third trading day immediately preceding May 16, 2008, with an adjusted maximum price of $32.08 per share and minimum price of $26.29 per share.  In accordance with the terms of the equity-linked units, the senior note components were remarketed on May 16, 2008.  The proceeds from the remarketed senior notes amounted to $247.3 million and were utilized by the holders of the equity-linked units to satisfy their obligations to purchase 9,403,412 shares of PNMR’s common stock for the same aggregate amount on May 16, 2008.  In connection with the remarketing, PNMR sold an additional $102.7 million of senior notes with the same terms for a total offering of $350.0 million.  The senior notes pay interest semi-annually at a rate of 9.25% per year, payable on May 15 and November 15 of each year, beginning November 15, 2008, and mature on May 15, 2015.

PNMR also has outstanding 4,000,000 privately held 6.625% equity-linked units.  Each of these equity-linked units consists of a purchase contract and a 2.5% undivided beneficial ownership interest in one of PNMR’s senior notes with a stated amount of $1,000, which corresponds to a $25.00 stated amount of PNMR’s senior notes.  The ownership interest in the senior notes is pledged to secure the holder’s obligation to purchase PNMR common or preferred stock under the related purchase contract.  The $100.0 million aggregate principal amount of senior notes are scheduled to mature in August 2010 (subject to the remarketing described below) and bear interest at the annual rate of 5.1%.  The purchase contracts entitle the holder to quarterly contract adjustment payments of 1.525% per year on the stated amount of $25.00.  Each purchase contract contains a mandatory obligation for the holder to purchase, and PNMR to sell, at a purchase price of $25.00 in cash, shares of PNMR’s common stock (or PNMR preferred stock in a ratio of one preferred share for each 10 shares of common stock) aggregating $100.0 million on November 17, 2008.  Generally, the number of shares the holder is obligated to purchase depends on the average closing price per share of PNMR’s common stock over a 20-day trading period ending on the third trading day immediately preceding November 16, 2008, with a maximum price of $25.12 per share and minimum price of $20.93 per share.  Based on recent prices of PNMR common stock, 4,778,000 shares of PNMR common stock would be issuable upon satisfaction of the purchase contracts.  The agreement under which the privately held equity-linked units were originally issued also provides that the holder could choose to receive 477,800 shares of a new series of PNMR preferred stock with the terms described below, or a combination of common stock and preferred stock.  The holder has notified PNMR that it intends to receive PNMR preferred stock.  The PNMR preferred stock will be convertible into PNMR common stock in a ratio of 10 shares of common stock for each share of preferred stock.  The PNMR preferred stock will be entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.  The PNMR preferred stock will be entitled to vote on all matters voted upon by common stockholders, except for the election of the Board.  PNMR’s Board has adopted a resolution establishing a new series of PNMR convertible preferred stock that satisfies these conditions and submitted such resolution to the NMPRC on October 27, 2008.  Beginning on November 7, 2008, PNMR and the remarketing agents will attempt to remarket the senior notes.  If the remarketing is successful, the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

interest rate on the senior notes will change to a rate selected by the remarketing agents, and the maturity of the senior notes may be extended to a date selected by PNMR subject to certain conditions.  In addition, PNMR may purchase up to $90.0 million principal amount of the notes in the remarketing, which notes would be cancelled thereby reducing the amount of notes outstanding.  If the remarketing of the senior notes is not successful on the final remarketing date of November 12, 2008, the maturity and interest rate of the senior notes will not change and the holder of the equity-linked units will have the option of putting its senior notes to PNMR to satisfy its obligations under the purchase contracts.  Because of the current turmoil in the credit markets, PNMR can provide no assurance that the remarketing of the senior notes will be successful.

Short-term Debt

PNMR and PNM have revolving credit facilities for borrowings up to $600 million under the PNMR Facility and $400 million under the PNM Facility that primarily expire in 2012.  PNMR and PNM also have local lines of credit amounting to $10.0 million and $8.5 million.  PNMR and PNM have commercial paper programs under which they may issue up to $400 million and $300 million of commercial paper although these commercial paper programs are currently suspended and no commercial paper has been issued since March 11, 2008.  The revolving credit facilities serve as support for the commercial paper programs.  Operationally, this means the aggregate borrowings under the commercial paper program and the revolving credit facility for each of PNMR and PNM cannot exceed the maximum amount of the revolving credit facility for that entity.

On May 15, 2008, TNMP entered into a credit agreement with eight lenders for the TNMP Facility, which matures on May 13, 2009.  The TNMP Facility provides TNMP with a revolving credit facility for up to $200 million.  In connection with entering into the TNMP Facility, TNMP withdrew as a borrower under the PNMR Facility and is no longer a party under the PNMR Facility.  There were no borrowings under the TNMP Facility through September 30, 2008.

At September 30, 2008, the weighted average interest rate was 4.41% for the PNMR Facility, 3.53% for the PNM Facility, and 3.24% for the TNMP short-term bank loan. Short-term debt outstanding consists of:

	September 30,	December 31,
Short-term Debt	2008	2007
	(In thousands)

PNM
Commercial paper	$-	$-
Revolving credit facility	340,000	321,000
Delayed draw term loan facility	-	-
Local lines of credit	-	-
Total PNM	340,000	321,000
TNMP
Short-term bank loan	150,000	-
Revolving credit facility	-	-
Total TNMP	150,000	-
PNMR
Commercial paper	-	-
Revolving credit facility	288,667	343,500
Local lines of credit	-	1,400
Total PNMR	288,667	344,900

Total PNM, TNMP and PNMR	$778,667	$665,900

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At October 30, 2008, PNMR, PNM, and TNMP had $209.0 million, $42.0 million, and $48.5 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit.  In addition, PNM had availability of $150 million under the Term Loan Agreement and $100 million under the Reimbursement Agreement.  TNMP also had availability of $50 million under its intercompany borrowing agreement with PNMR.  The TNMP Bridge Facility entered into on October 31, 2008 is not reflected in the above, since borrowings on it can only be made after January 1, 2009 and through January 15, 2009.  Total availability at October 30, 2008 was $292.0 million for PNM and, on a consolidated basis, $549.5 million for PNMR.  Such availability includes $14.5 million that represents the unfunded portion of the PNMR Facility attributable to LBB.  At October 30, 2008, PNMR, PNM, and TNMP had cash and cash equivalents of $147.4 million, $79.5 million, and $8.4 million.

PNMR entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million, which matured on September 15, 2008.  Under these swaps, PNMR received a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and paid a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%).  The floating rate was 6.09% at December 31, 2007 and was reset to 3.28% on March 17, 2008.  The swaps were accounted for as fair-value hedges.

Stockholders’ Equity

See Financing Activities above for information on PNMR common stock issued in connection with its publicly held equity-linked units.  PNMR offers new shares of PNMR common stock through the PNMR Direct Plan and an equity distribution agreement.  The equity distribution agreement is currently suspended.  For the nine months ended September 30, 2008, PNMR sold 165,374 shares of its common stock through the PNMR Direct Plan and its dividend reinvestment plan for net proceeds of $2.2 million.  PNMR also issued 70,834 shares of its common stock for $0.8 million through its ESPP during the nine months ended September 30, 2008.

(8)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”).  PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Readers should refer to Note 12 of Notes to the Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K for additional information on these plans.

The Company periodically makes payments to trust funds designed to accumulate funds for the payment of pension and other postretirement benefits under the PNM Plans and TNMP Plans based on actuarial studies performed as of the beginning of each year.  As set forth in Note 12 of Notes to the Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K, the Company targets 57.5% of the pension trust funds and 70% of the other postretirement benefits trust funds to be invested in marketable equity securities.  There has been a significant decline in the general price levels of marketable equity securities in 2008, particularly in September and October.  The impacts of these declines will not be quantified until the next actuarial valuation as of January 1, 2009.  However, it is likely that increased levels of funding will be required and additional amounts will be recorded as expense.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost (income):

	Three Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2008	2007	2008	2007	2008	2007
			(In thousands)

Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$36	$178	$632	$14	$14
Interest cost	8,317	7,953	2,086	1,928	284	272
Expected long-term return on assets	(10,336)	(10,195)	(1,532)	(1,464)	-	-
Amortization of net loss	481	972	1,204	1,461	13	24
Amortization of prior service cost	79	79	(1,422)	(1,422)	3	3
Net periodic benefit cost (income)	$(1,459)	$(1,155)	$514	$1,135	$314	$313

	Nine Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2008	2007	2008	2007	2008	2007
			(In thousands)

Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$108	$535	$1,897	$42	$42
Interest cost	24,951	23,858	6,258	5,784	852	816
Expected long-term return on assets	(31,009)	(30,585)	(4,597)	(4,393)	-	-
Amortization of net loss	1,443	2,917	3,612	4,382	39	70
Amortization of prior service cost	238	238	(4,265)	(4,265)	10	10
Net periodic benefit cost (income)	$(4,377)	$(3,464)	$1,543	$3,405	$943	$938

PNM does not anticipate making any contributions to the pension plan trust during 2008.  For the three months ended September 30, 2008 and 2007, PNM contributed $1.0 million and $1.5 million to trusts for other postretirement benefits and $3.9 million and $4.6 million for the nine months ended September 30, 2008 and 2007.  PNM expects to make contributions totaling $4.9 million during the year ended December 31, 2008 to the trust for other postretirement benefits.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were $0.4 million in the three months ended September 30, 2008 and 2007, $1.1 million and $1.2 million in the nine months ended September 30, 2008 and 2007, and are expected to total $1.5 million during 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2008	2007	2008	2007	2008	2007
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$71	$98	$-	$-
Interest cost	1,061	1,057	179	165	19	19
Expected long-term return on assets	(1,659)	(1,710)	(122)	(114)	-	-
Amortization of net gain	(36)	(2)	(68)	(39)	-	-
Amortization of prior service cost	-	-	15	15	-	-
Net Periodic Benefit Cost (Income)	$(634)	$(655)	$75	$125	$19	$19

	Nine Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2008	2007	2008	2007	2008	2007
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$213	$295	$-	$-
Interest cost	3,182	3,171	536	496	57	57
Expected long-term return on assets	(4,976)	(5,130)	(365)	(342)	-	-
Amortization of net gain	(109)	(5)	(203)	(117)	-	-
Amortization of prior service cost	-	-	45	45	-	-
Net Periodic Benefit Cost (Income)	$(1,903)	$(1,964)	$226	$377	$57	$57

TNMP does not anticipate making any contributions to the pension trust during 2008.  For the three months ended September 30, 2008 and 2007, TNMP made less than $0.1 million and $0.1 million contributions to the trust for other postretirement benefit and made $0.3 million and $0.4 million for the nine months ended September 30, 2008 and 2007.  TNMP expects to make contributions totaling $0.4 million during the year ended December 31, 2008 to the trust for other postretirement benefits.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were less than $0.1 million in the three months and nine months ended September 30, 2008 and 2007, $0.1 million in the nine months ended September 30, 2008 and 2007, and are expected to total $0.2 million during 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)	Commitments and Contingencies

Overview

There are various claims and lawsuits pending against the Company.  The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites.  In addition, the Company periodically enters into financial commitments in connection with its business operations.  It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its results of operations or financial position.  It is the Company’s policy to accrue for expected costs in accordance with SFAS 5, when it is probable that a liability has been incurred and the amount of expected costs of these items to be incurred is reasonably estimable.  These estimates include costs for external counsel and other professional fees.  The Company is also involved in various legal proceedings in the normal course of its business.  The associated legal costs for these routine matters are accrued when the legal expenses are incurred.  The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition, results of operations or cash flows, although the outcome of litigation, investigations and other legal proceedings is inherently uncertain.

Commitments and Contingencies Related to the Environment

Renewable Portfolio Standard

The Renewable Energy Act of 2004 was enacted to encourage the development of renewable energy in New Mexico.  The act establishes a mandatory renewable energy portfolio standard requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006 and, as amended effective July 1, 2007, increasing to 10% by 2011, 15% by 2015 and 20% by 2020.  The NMPRC requires renewable energy portfolios to be “fully diversified” beginning in 2011 when no less than 20% of the renewable portfolio requirement must be met by wind energy, no less than 20% by solar energy, no less than 10% by other renewable technologies, and no less than 1.5% by distributed generation. The act provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans and requires the NMPRC to establish a reasonable cost threshold for the procurement of renewable resources to prevent excessive costs being added to rates. The NMPRC has established a reasonable cost threshold that began at 1 percent of all customers’ aggregated overall annual electric charges, increasing by 0.2 percent annually until 2011, at which time it will be 2 percent, and then increasing by 0.25 percent annually until reaching 3 percent in 2015.

On July 1, 2008, PNM filed its annual renewable energy procurement plan for 2009.  Costs incurred under a NMPRC-approved plan are authorized to be included for recovery in a future rate proceeding.  PNM requested: (1) approval to continue its program for purchasing RECs from customers with photovoltaic (“PV”) distributed generation systems sized no larger than 10 kW at a price of $0.13 per REC per kWh generated, which was initially approved in December 2005, beyond the currently authorized budget and cost recovery in order to avoid a suspension of the program that would otherwise be necessary by early 2010; (2) approval to implement a program to acquire RECs from customers with PV systems sized greater than 10 kW and up to 1 MW at a price of $0.13 per REC per kWh generated and for cost recovery; and (3) approval to supplement the plan to seek approval of any new projects that result from two requests for proposals (“RFPs”) that PNM has recently issued for renewable resources.  One of the RFPs was jointly issued with three other electric providers for a concentrated solar power project using solar parabolic trough technology that would be located in New Mexico.  The second RFP was for renewable energy in general.  PNM’s filing also reported on PNM's termination of the biomass project described below and indicated that PNM may need additional resources to meet the renewable energy portfolio standard requirement for 2010 and the diversity requirements for 2011.  Protests to PNM’s procurement plan filed with the NMPRC assert that the plan should offer larger incentives for PV systems and that the incentives should be “front-loaded.” A hearing on PNM’s procurement plan was held on October 29, 2008 and an order on PNM’s filing is anticipated by year-end 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Clean Air Act

Regional Haze

On April 22, 1999, the EPA announced final regional haze rules.  These regulations required states to submit state implementation plans (“SIPs”) by December 2007 to demonstrate “reasonable progress” towards achieving natural visibility conditions in certain “Class I Areas,” including several on the Colorado Plateau.  SIPs are required to consider and potentially apply BART for certain older major stationary sources.

In 2005, the EPA issued the final rule addressing regional haze and guidelines for BART determinations. The rule calls for all states to establish goals and emission reduction strategies for improving visibility in these areas.  In October 2006, the EPA issued the final BART alternatives rule which made revisions to the 2005 regional haze rules.  In particular, the alternatives rule defines how an SO2 emissions trading program developed by the Western Regional Air Partnership, a voluntary organization of western states, tribes and federal agencies, can be used by western states.  New Mexico will be participating in the SO2 program, which is a trading program that will be implemented if SO2 reduction milestones, which are still being developed, are not met.

The NMED had requested a BART analysis for nitrogen oxides and particulates be done for each of the four units at SJGS.  PNM submitted the analysis to the NMED in early June 2007.  Based on the results of the BART analysis, PNM did not recommend that any additional pollution control equipment be installed on any of the SJGS units beyond that which is being installed. PNM believes the controls being installed constitute BART.  The NMED is presently reviewing the analysis.  Potentially, additional nitrogen oxide emission reductions could be required.  The nature and cost of compliance with these potential requirements cannot be determined at this time.

In addition, EPA Region 9 requested APS to perform a BART analysis for Four Corners.  APS completed the analysis and submitted it to the EPA on January 30, 2008.  The EPA will now review the submission and determine what constitutes BART for Four Corners.  APS’ recommendations include the installation of certain pollution control equipment that it believes constitutes BART.  Once APS receives the EPA’s final determination, Four Corners will have five years to complete the installation of the equipment and to achieve the emission limits established by EPA Region 9.  Until the EPA makes a final determination on this matter, the Company cannot accurately estimate the expenditures that may be required.  As a result, PNM’s current environmental expenditure estimates do not include amounts for Four Corners BART expenditures.

While the Company continues to monitor these matters, at the present time the Company cannot predict whether the agencies will agree with either PNM’s or APS’ BART recommendations or, if the agencies disagree with those recommendations for SJGS or Four Corners, the nature of the BART controls the agencies may ultimately mandate and the resulting financial or operational impact.

New Source Review Rules

In 2003, the EPA issued a rule clarifying what constitutes routine maintenance, repair, and replacement of damaged or worn equipment, subject to safeguards to assure consistency with the Clean Air Act.  In March 2006, a panel of the U.S. Court of Appeals for the District of Columbia Circuit vacated this rule.  The action by the court did not eliminate the NSR exclusion for routine maintenance, repair, and replacement work nor did the decision rule on what activities are physical changes.  The EPA’s authority to write a rule based on the current NSPS hourly emission increase test remains in place, although the U.S. Supreme Court agreed to hear an appeal of the U.S. Circuit Court of Appeals for the Fourth Circuit ruling in favor of Duke Energy Corporation with respect to the hourly emission increase test being the appropriate method for calculating an emissions increase for PSD purposes.  On April 2, 2007, the U.S. Supreme Court issued its decision.  In a unanimous decision, the U.S. Supreme Court vacated the decision of the Fourth Circuit and remanded for further proceedings consistent with the U.S. Supreme Court’s opinion. The decision precludes the use of an increase in the maximum hourly emission rate for determining an emissions increase for PSD purposes.  The decision did not preclude the EPA from promulgating a regulation

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

allowing an emission increase test for PSD purposes to be based on an increase in the maximum hourly emission rate.  The EPA has announced that it will proceed with revision of the NSR rules to specify that only activities that increase an emitting unit’s hourly rate of emissions trigger a major modification.  The Company is unable to determine the impact of this matter on its results of operations and financial position.

Citizen Suit Under the Clean Air Act

PNM reached an impasse with the Grand Canyon Trust and Sierra Club (“Plaintiffs”) and with the NMED with respect to certain matters under a consent decree of May 10, 2005.  As a result, PNM filed petitions with the U.S. District Court for the District of New Mexico on October 6 and 12, 2006, seeking a determination that PNM had complied with the consent decree with respect to the matters at issue.  The controversies related to PNM’s reports on NOX controls and demisters at SJGS.  PNM reached an agreement with the Plaintiffs and the NMED concerning these issues which was set forth in a stipulated order entered by the court approving the settlement on December 27, 2006.

The consent decree includes a provision whereby stipulated penalties are assessed for non-compliance with specified emissions limits.  Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS’s emissions performance for each quarter.  As of September 30, 2008, PNM’s share of the total amount of stipulated penalties was $3.4 million of which $3.2 million had been deposited into the escrow account and the remaining amount was deposited subsequently.  By letter dated March 20, 2007, the NMED and Plaintiffs requested information concerning PNM’s calculation of potential stipulated penalty amounts and the amounts held in escrow.  PNM submitted its response to NMED on May 23, 2007.  To date, the NMED has taken no further action with respect to the requested information.

Navajo Nation Environmental Issues

Four Corners is located on the Navajo Reservation and is held under an easement granted by the federal government as well as a lease from the Navajo Nation.  APS is the Four Corners operating agent and PNM owns a 13.0% ownership interest in Units 4 and 5 of Four Corners.

The Navajo Acts, enacted in 1995, purport to give the Navajo Nation EPA authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners.  In October 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, challenging the applicability of the Navajo Acts as to Four Corners.  The District Court stayed these proceedings pursuant to a request by the parties and the parties are seeking to negotiate a settlement.

In 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act.  The Four Corners participants believe that the regulations fail to recognize that the Navajo Nation did not intend to assert jurisdiction over Four Corners.  Each of the Four Corners participants filed a petition with the Navajo Nation Supreme Court for review of the operating permit regulations.  Those proceedings have been stayed, pending the outcome of the settlement negotiations mentioned above.

In May 2005, APS and the Navajo Nation signed a Voluntary Compliance Agreement which would resolve the dispute regarding the Air Pollution Prevention and Control Act portion of the lawsuit for the term of the Voluntary Compliance Agreement.  On March 21, 2006, the EPA determined that the Navajo Nation was eligible for “treatment as a state” for the purpose of entering into a supplemental delegation agreement with the EPA to administer the Clean Air Act Title V, Part 71 federal permit program over Four Corners.  The EPA entered into the supplemental delegation agreement with the Navajo Nation on the same day.   Because the EPA’s approval was consistent with the requirements of the Voluntary Compliance Agreement, SRP and APS sought and obtained dismissal of the pending litigation in the Navajo Nation Supreme Court, as well as the pending litigation in the Navajo Nation District Court to the extent the claims relate to the Clean Air Act.  The agreement does not address or resolve any dispute relating to other Navajo Acts.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company cannot currently predict the outcome of these matters.

Four Corners Federal Implementation Plan Litigation

On April 30, 2007, the EPA adopted a source specific FIP to set air quality standards at Four Corners.  The FIP essentially federalizes the requirements contained in the New Mexico State Implementation Plan, which Four Corners has historically followed.  The FIP also includes a requirement to maintain and enhance dust suppression methods.  On July 2, 2007, APS, the plant operator, filed a petition for review in the U.S. District Court of Appeals for the Tenth Circuit seeking revisions to the FIP to clarify certain requirements and allow operational flexibility.  The Sierra Club has intervened in this action.  On July 6, 2007, the Sierra Club and other parties filed a petition for review with the same court challenging the FIP’s compliance with the Clean Air Act and APS has intervened in their action.  In APS’ lawsuit, APS challenges two key provisions of the FIP:  a 20% opacity limit on certain fugitive dust emissions, which the EPA filed a motion to remand and vacate in early December 2007, and a 20% stack opacity limit on Units 4 and 5.  Briefing in this case is now complete and oral argument occurred in May 2008.  APS anticipates that the court will issue its opinion before the end of 2008.  Although the Company cannot predict the outcome or the timing of these matters, the Company does not believe that they will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Santa Fe Generating Station

PNM and the NMED conducted investigations of gasoline and chlorinated solvent groundwater contamination detected beneath the site of the former Santa Fe Generating Station to determine the source of the contamination pursuant to a 1992 settlement agreement between PNM and the NMED.

PNM believes that the data compiled indicates observed groundwater contamination originated from off-site sources.  However, in 2003, PNM elected to enter into a fifth amendment to the 1992 Settlement Agreement with the NMED to avoid a prolonged legal dispute, whereby PNM agreed to supplement remediation facilities by installing an additional extraction well and two new monitoring wells to address remaining gasoline contamination in the groundwater at and in the vicinity of the site.  These wells were completed in 2004.  PNM will continue to operate the remediation facilities until the groundwater meets applicable federal standards or until such time as the NMED determines that additional remediation is not required, whichever is earlier.  The City of Santa Fe, the NMED and PNM entered into an amended Memorandum of Understanding relating to the continued operation of the well and the remediation facilities called for under the latest amended Settlement Agreement.  The well continues to operate and meets federal drinking water standards.  PNM is not able to assess the duration of this project.

PNM has been verbally informed that the Superfund Oversight Section of the NMED is conducting an investigation into the chlorinated solvent contamination in the vicinity of the site of the former Santa Fe Generating Station.  The investigation will study possible sources for the chlorinated solvents in the groundwater.  In December 2007, PNM provided certain groundwater data at the request of the NMED.  The NMED investigation is ongoing.

Coal Combustion Waste Disposal

SJCC currently disposes of coal combustion products consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant.  The Office of Surface Mining is in the process of developing revisions to the Surface Mining Control and Reclamation Act (“SMCRA”) Title IV and V that would specifically address the placement of coal combustion products (“CCPs”) in surface mines.  PNM understands that these revisions do not represent a major overhaul of the SMCRA regulations and will continue to support the mine placement of CCPs.  PNM does not expect the proposed regulations to be published before the end of  2008.

EPA is currently working on a Notice of Data Availability (“NODA”) on the placement of CCPs in surface

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

impoundments and landfill.  The NODA allows additional data and information to be collected and could cause EPA to revisit its current regulations on the disposal of CCPs in surface impoundments or landfill.  PNM cannot predict the outcome of this matter but does not believe currently that it will have a material adverse impact on its results of operations or financial position, because the majority of the CCPs from SJGS are placed in the mine and not surface impoundments or landfills.

In June, the U.S. House of Representatives Subcommittee on Energy and Mineral Resources conducted an oversight hearing on how the federal government should address the health and environmental risks of CCPs.  This is the first of a number of hearings the subcommittee will hold.  PNM cannot predict the outcome of these hearings but does not believe additional regulations will result.

Gila River Indian Reservation Superfund Site

By letter dated April 25, 2008, the EPA informed PNM that it may be a PRP in the Gila River Indian Reservation Superfund Site in Maricopa County, Arizona.  PNM, along with SRP, APS and EPE, owns a parcel of property on which a transmission pole and a portion of a transmission line are located.  The property abuts the Gila River Indian Community boundary and, at one time, may have been part of an airfield where crop dusting took place.  Currently, the EPA is only seeking payment from PNM and other PRPs for past cleanup-related costs involving contamination from the crop dusting.  Based upon the total amount of cleanup costs reported by the EPA in its letter to PNM, the resolution of this matter is not expected to have a material adverse impact on PNM’s financial position, results of operations, or cash flows.

Other Commitments and Contingencies

PVNGS Liability and Insurance Matters

The PVNGS participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law.  This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $300 million and the balance by an industry-wide retrospective assessment program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments.  The maximum assessment per reactor under the program for each nuclear incident is $117.5 million, subject to an annual limit of $17.5 million per incident, to be periodically adjusted for inflation.  Based on PNM’s 10.2% interest in the three PVNGS units, PNM’s maximum potential assessment per incident for all three units is $36.0 million, with an annual payment limitation of $5.4 million.

The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination.  The participants have also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”).  PNM is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount of retrospective assessments PNM could incur under the current NEIL policies totals $7.3 million.  The insurance coverage discussed in this and the previous paragraph is subject to policy conditions and exclusions.

NRC Matters

In October 2006, the NRC conducted an inspection of the PVNGS emergency diesel generators after a PVNGS Unit 3 generator started but did not provide electrical output during routine inspections on July 25 and September 22, 2006.  On February 22, 2007, the NRC issued a “white” finding (low to moderate safety significance) for this matter.  Under the NRC’s Action Matrix, this finding, coupled with a previous NRC “yellow” finding

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

relating to a 2004 matter involving PVNGS’ safety injection systems, resulted in PVNGS Unit 3 being placed in the “multiple/repetitive degraded cornerstone” column of the NRC’s Action Matrix (“Column 4”), which has resulted in an enhanced NRC inspection regime.  Although only PVNGS Unit 3 is in NRC’s Column 4, in order to adequately assess the need for improvements, APS management has been conducting site-wide assessments of equipment and operations.

Preliminary work in support of the NRC’s enhanced inspection regime took place throughout the summer of 2007.  On June 21, 2007, the NRC issued an initial confirmatory action letter confirming APS’ commitments regarding specific actions APS will take to improve PVNGS’ performance.  From October 1, 2007, through November 2, 2007, a team of NRC inspectors performed on-site in-depth inspections of PVNGS equipment and operations.  The NRC’s inspection results were presented at a public meeting on December 19, 2007, and documented in an NRC letter to APS dated February 1, 2008.  The inspection report indicated that the facility is being operated safely but also identified certain performance deficiencies.  On December 31, 2007, APS submitted its improvement plan to the NRC, which addresses issues identified by APS management during its site-wide assessments of equipment and operations that occurred during 2007.  The NRC reviewed the adequacy of this improvement plan and issued a revised confirmatory action letter on February 15, 2008 that outlines the actions APS must take in order for the NRC to return the PVNGS site to the NRC’s routine inspection and assessment process.   This revised confirmatory action letter was anticipated as part of the NRC’s inspection procedure.  On March 31, 2008, APS submitted to the NRC a revision to its improvement plan to address issues raised by the NRC in its inspection report.  The NRC will continue to provide increased oversight at PVNGS until the facility demonstrates sustained performance improvement.  APS continues to cooperate fully with the NRC throughout this process.

San Juan River Adjudication

In 1975, the State of New Mexico filed an action entitled “State of New Mexico v. United States, et al.”, in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the San Juan River Stream System.  The Company was made a defendant in the litigation in 1976.  The action is expected to adjudicate water rights used at Four Corners and at SJGS.  In 2005, the Navajo Nation and various parties announced a settlement of the Nation’s reserved surface water rights.  Congressional legislation as well as other approvals will be required to implement the settlement.  The Company cannot determine the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners.  It is PNM’s understanding that final resolution of the case cannot be expected for several years. PNM is unable to predict the ultimate outcome of this matter.

Conflicts at San Juan Mine Involving Oil and Gas Leaseholders

SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to the San Juan underground mine.  Certain gas producers have leases in the area of the underground coal mine and have asserted claims against SJCC that its coal mining activities are interfering with gas production.  SJCC has reached settlement with several gas leaseholders and has other potential claimants.  PNM cannot predict the outcome of any future disputes between SJCC and other gas leaseholders.

Republic Savings Bank Litigation

In 1992, Meadows Resources, Inc., an inactive subsidiary of PNMR, and its subsidiaries (“Plaintiffs”) filed suit against the Federal government in the United States Court of Claims, alleging breach of contract arising from the seizure of Republic Savings Bank (“RSB”).  RSB was seized and liquidated after the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) prohibited certain accounting practices authorized by contracts with the Federal government.  The Federal government filed a counterclaim alleging breach of obligation to maintain RSB’s net worth and moved to dismiss Meadows’ claims for lack of standing.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Discovery was completed in 1999 and Plaintiffs filed a motion for summary judgment in December 1999 on the issue of liability and on the issue of damages.  The Federal government filed a cross motion for summary judgment and opposed Plaintiffs’ motion.

On January 25, 2008, the judge in this matter entered his opinion granting the Federal government’s motion to dismiss Meadows for lack of standing, denying the Federal government’s motion for summary judgment and granting the remaining Plaintiffs’ motion for summary judgment on the issues of liability and damages, awarding the remaining Plaintiffs damages in the amount of $14.9 million.  The Court determined that Plaintiffs should receive restitution damages in the amount of $17 million for the initial cash contribution into RSB, reduced by the Federal government’s contribution of $3 million and enhanced by the $0.9 million profit received by the FDIC upon selling the business of RSB.  Meadows received payment from the FDIC in October 2004 in the amount of $0.3 million, representing the final distribution of the receivership.  This payment reduces the amount of damages owed to $14.6 million.

The matter is currently pending before the U. S. Court of Appeals for the Federal Circuit on appeal by the Federal government and cross-appeal by the Plaintiffs.  The Company is unable to predict the ultimate outcome of this litigation as both parties have rights to seek rehearing and appeal.

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

California Refund Proceeding

SDG&E filed a complaint with the FERC in 2000 against sellers into the California wholesale electric market. In 2002, the FERC ALJ issued the Proposed Findings on California Refund Liability, in which it determined that the Cal ISO and Cal PX had, for the most part, correctly calculated the amounts of the potential refunds owed by most sellers and identified approximations for the amount of refunds due. In 2003, the FERC issued an order substantially adopting the findings from the ALJ’s 2002 decision, but requiring a change to the formula used to calculate refunds, which had the effect of increasing the refund amounts owed by most sellers. In August 2005, the FERC issued an order setting out the process by which sellers into the Cal ISO and Cal PX markets could make cost recovery filings pursuant to the FERC’s prior orders that indicated sellers would get the opportunity to submit evidence demonstrating that the refund methodology creates a revenue shortfall for their transactions during the refund period (October 2, 2000 through June 20, 2001).  Included in PNM’s submittal were objections to the limited amount of time the FERC allowed for sellers to complete their respective submittals, and the FERC’s arbitrary decision to allow only marketers, and not load serving entities such as PNM, to include a return component in their cost filings. PNM participated with certain other sellers to request rehearing of these issues before the FERC. In September 2005, PNM made its cost recovery filing identifying its costs associated with sales into the Cal ISO and Cal PX markets during the refund period. In January 2006, the FERC issued its order on the cost recovery filings, acting on 23 filings that were made by multiple sellers. The FERC accepted that portion of PNM’s filing submitted as prescribed by the FERC’s August 2005 order, but rejected the alternative filings that included a return component for PNM as a load serving entity. The effect of the FERC’s order is that PNM’s allowed cost offset against its refund liability is zero. In February 2006, PNM filed a petition for rehearing requesting FERC to reconsider its order and allow PNM to include a return on equity, which is still pending before FERC. In November 2007, FERC issued an order denying other rehearing petitions regarding the cost recovery calculation methodology, including the appropriateness of earning a return by load serving entities.  This was not an order on PNM’s specific rehearing request.  However, to preserve its rights to appeal the issues, PNM filed an appeal in the Ninth Circuit Court of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Appeals on these cost recovery rehearing orders.  While PNM believes it has meritorious legal arguments, the Company cannot predict the outcome of this cost recovery proceeding at this time.

As previously reported, there have been a number of additional appeals pending before the U.S. Court of Appeals for the Ninth Circuit with regard to FERC’s orders issued in the various California market refund dockets and PNM has participated in various appeals as one of the members of the Competitive Sellers Group.  The Ninth Circuit has held a number of mediation conferences in which PNM has participated, regarding these and the multiple other appeals pending before it, to assess the opportunities for settlement.  In September 2006, a mediation conference was convened at the California Public Utilities Commission to assess the potential settlement of the refund proceedings.  The conference was attended by, among others, PNM, the other buyers and sellers, FERC personnel, a settlement judge and mediator from the Ninth Circuit.  Representatives of PNM continue to attend and participate in the mediation and case management sessions being hosted by the Ninth Circuit.  The most recent one was held in September 2008.  In December 2007, the Ninth Circuit issued its mandate in the Lockyer v. FERC case and allowed the appellate process to continue in other pending appeals.  As a result, various petitions for rehearing of the court’s prior decisions have been filed in the Ninth Circuit.  PNM participated with a group of sellers in a petition for rehearing in the CPUC v. FERC appeal.  The petitions for rehearing are currently pending before the Ninth Circuit.

As a result of the Ninth Circuit issuance of the mandate in the Lockyer v. FERC case, the case was formally remanded back to FERC.  See California Attorney General Complaint below.

The Company cannot predict the ultimate outcome of FERC proceedings that may result from the decisions in these appeals, or whether PNM will be ultimately directed to make any additional future refunds as the result of these court decisions, or whether settlement will be reached in the case.

Pacific Northwest Refund Proceeding

Puget Sound Energy, Inc. filed a complaint at FERC alleging that spot market prices in the Pacific Northwest wholesale electric market were unjust and unreasonable.  In 2003, FERC issued an order recommending that no refunds should be ordered.  Several parties in the proceeding filed requests for rehearing and FERC denied rehearing and reaffirmed its prior ruling that refunds were not appropriate for spot market sales in the Pacific Northwest during the first half of 2001.  The Port of Seattle then filed an appeal of the FERC’s order denying rehearing in the Ninth Circuit.  As a participant in the proceedings before FERC, PNM also participated in the appeal proceedings.  Oral argument in the case was held in January 2007.  In August 2007, the Ninth Circuit issued its decision on appeal and determined that FERC erred in excluding certain purchases in the Pacific Northwest spot markets from consideration in the Pacific Northwest refund proceeding, and that FERC should have taken into account evidence of manipulation in the California spot markets that was presented after the original evidentiary proceeding.  The court remanded the case to FERC to reconsider its decision to deny refunds, in light of the evidence of market manipulation and the various recent Ninth Circuit decisions, but did not require FERC to order refunds.  In September 2007, the Ninth Circuit extended the time period for filing petitions for rehearing on their decision until November 16, 2007.  At the conclusion of the time-out period, several parties filed petitions for rehearing of the Ninth Circuit’s decision.  PNM did not participate in any of the petitions for rehearing but continues to monitor the appeal.  The Company is unable to predict the ultimate outcome of this appeal.

FERC Gaming Partnerships Order

In 2003, in the Gaming Partnerships Order, FERC asserted that certain entities, including PNM, acted in concert with Enron Corporation and other market participants to engage in activities that constitute gaming and/or anomalous market behavior in violation of the Cal ISO and Cal PX tariffs during 2000 and 2001.  In 2003, PNM filed its responses to the Gaming Partnerships Order indicating that it did not engage in the alleged partnerships, alliances or other arrangements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2004, FERC issued an order granting the FERC staff’s motion to dismiss seven of the thirteen PNM customers on grounds that there was no evidence to conclude that these companies used their commercial relationship with PNM to game the Cal ISO and Cal PX markets.  FERC approved the settlements entered into by two of the thirteen PNM customers and dismissed another of PNM’s customers from the proceeding.  Of the three remaining PNM customers in the docket, the FERC staff entered into settlement agreements with two of them.  In 2004, the FERC staff filed a motion to dismiss PNM from the docket and to enter into a settlement of certain parking and lending transactions.  The staff’s motion stated that after investigation and review there was no evidence that PNM engaged in a gaming practice that violated either the Cal ISO or Cal PX tariffs.  However, PNM entered into a settlement of certain matters outside the scope of the docket related to historic parking and lending transactions, under which PNM agreed not to provide parking and lending services prospectively without first meeting certain requirements agreed to with the FERC staff.  Additionally, PNM agreed to pay $1.0 million in settlement to FERC to obtain satisfaction of all issues related to any potential liability stemming from the provision of parking and lending services historically.  In July 2005, FERC issued its order granting the staff’s motion to dismiss PNM from the Gaming Partnerships docket.  In its order, FERC found that PNM did not engage in prohibited gaming practices as defined in the FERC’s Gaming Partnership Order and also approved the settlement on the parking and lending services.  FERC also denied the California parties’ request to keep the docket open as to PNM and terminated the PNM docket.  Subsequently, the California parties filed their petition for rehearing at FERC objecting to FERC’s dismissal of PNM from the Gaming Partnership investigation and objecting to the settlement reached with the FERC staff.  The petition for rehearing is pending before FERC and PNM cannot predict the ultimate outcome of the rehearing petition.  In August 2005, Enron, the final of the original 13 PNM customers, entered into a settlement agreement with the FERC staff, the California parties and others that was contested by several parties.  In November 2005, FERC issued an order approving the joint offer of settlement.  Various parties either objected to the settlement or otherwise sought efforts to stay or overturn FERC’s order.  In January 2007, the Enron matter went to hearing on certain contested matters.  In June 2007, the FERC administrative law judge issued its initial decision, which has no impact on PNM.  In October 2007, Enron entered a settlement with the final parties litigating against them and filed the settlement at FERC, which is still pending before FERC.

In November 2007, FERC staff initiated a settlement proceeding designed to determine how the proceeds from the penalty amounts that have been and will be paid should be allocated among participants in the Cal PX and Cal ISO markets (Phase II Distribution proceedings).  PNM has participated in several settlement conferences regarding proposed allocations of these funds.  In August 2008, an allocation settlement was reached and filed at FERC.  PNM is a signatory to the settlement and would receive an allocated share of the penalty amounts.  In September 2008, the Northern California Power Authority (“NCPA”) filed an objection to the settlement at FERC.  PNM joined a group of sellers and filed an answer to NCPA’s objection, as did other parties to the settlement.  The allocation settlement is now pending before FERC.  PNM cannot predict the ultimate outcome of this proceeding.

California Power Exchange and Pacific Gas and Electric Bankruptcies

In 2001, SCE and the major purchasers of power from the Cal ISO and Cal PX defaulted on payments due to the Cal ISO for power purchased from the Cal PX in 2000.  These defaults caused the Cal PX to seek bankruptcy protection.  PG&E subsequently also sought bankruptcy protection.  PNM has filed its proofs of claims in the Cal PX and PG&E bankruptcy proceedings.  Amounts due to PNM from the Cal ISO or Cal PX for power sold to them in 2000 and 2001 total $7.9 million.  Both the PG&E and Cal PX bankruptcy cases have confirmed plans of reorganization in which the claims of various creditors have been specially classified and are waiting a final determination by FERC before the claims are actually paid.  The PG&E bankruptcy case has an escrow account and the Cal PX bankruptcy has established a settlement account, both of which are awaiting final determination by FERC setting the level of claims and allocating the funds.

California Attorney General Complaint

In 2002, the California Attorney General filed a complaint with FERC against numerous sellers, including PNM, regarding prices for wholesale electric sales into the Cal ISO and Cal PX markets and to the California Department of Water Resources. In 2002, FERC entered an order denying the California Attorney General’s request

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to initiate a refund proceeding, but directed sellers, including PNM, to comply with additional reporting requirements with regard to certain wholesale power transactions. The California Attorney General filed a petition for review in the Ninth Circuit. The Ninth Circuit issued a decision in September 2004 upholding the FERC’s authority to establish the market-based rate framework under the Federal Power Act, but held that FERC violated its administrative discretion by declining to investigate whether it should order refunds from sellers who failed to provide transaction-specific reports to FERC as required by its rules. The Ninth Circuit determined that FERC has the authority to order refunds for these transactions if it elects to do so and remanded the case back to FERC for further proceedings, including a determination as to whether additional refunds are appropriate. In October 2004, PNM joined the group of competitive Sellers and filed a petition for rehearing at the Ninth Circuit.  In July 2006, the Ninth Circuit denied rehearing.  In December 2006, PNM joined a group of sellers in filing a petition for writ of certiorari in the U.S. Supreme Court challenging the decision by the Ninth Circuit.  On June 18, 2007, the U.S. Supreme Court denied the Petition for Certiorari filed by various competitive sellers, including PNM.  In November 2007, the Ninth Circuit’s time-out period expired and in December 2007, the Ninth Circuit issued its mandate remanding the case back to FERC.

Upon remand to FERC, numerous parties filed motions at FERC regarding the appropriate procedures to occur on remand for the disposition of the case.  In March 2008, FERC issued its order on remand indicating that it will establish trial type hearings to determine if specific sellers’ violation of FERC’s quarterly reporting requirements led to an unjust and unreasonable rate for these sellers in Cal ISO and Cal Px markets during the 2000-2001 time period.  The order required sellers to submit revised quarterly reports to FERC for review.  PNM filed its quarterly sales transaction reports per FERC’s order.  The order also established settlement procedures for the matters.  In April 2008, FERC issued a clarification order in which it clarified certain matters in the remand order. An initial settlement conference in the remand proceedings was held in April 2008.  PNM  participated in these settlement proceedings. Subsequently, several parties filed petitions for rehearing of FERC’s orders. PNM participated with the other members of the Competitive Sellers Group to respond to the petitions for rehearing.  In September 2008, FERC staff issued its preliminary analysis indicated they had reviewed the quarterly transaction reports filed by the sellers and made preliminary conclusions.  Specifically as to PNM, the FERC staff determined that PNM had no violations in its quarterly report filings.  The California parties then made a filing at FERC in which they claimed FERC staff made use of the wrong standard in completing their review, and as such, came to the wrong conclusions.  FERC then issued its order on rehearing in October 2008 in which it affirmed its view of reviewing the nexus between reporting violations and the ability to mask the existence of market power in their sales transactions.  Subsequently, in October 2008, the California parties filed an appeal of these FERC orders to the Ninth Circuit Court of Appeals.  The Company cannot predict the ultimate outcome of the proceeding, or whether PNM will be ultimately directed to make any additional refunds as the result of the decision.

California Antitrust Litigation

In May 2005, the California Attorney General filed a lawsuit in California state court against PNM, PowerEx, and the Colorado River Commission alleging that PNM and PowerEx conspired to engage in unfair trade practices involving overcharges for electricity in violation of California state antitrust laws.  In June 2005, the lawsuit was removed to Federal Court.  In April 2006, the Federal District Court issued its decision denying the California Attorney General’s motion to remand the case back to the state court, and granted PNM’s and PowerEx’s motions to dismiss the case.  The California Attorney General has appealed the case to the Ninth Circuit.  Briefs were filed in the case by the parties, and oral argument was held in March 2008.  In April 2008, by memorandum opinion, the Ninth Circuit affirmed the District Court’s dismissal of the complaint.  No petition for rehearing of the decision was filed by the California Attorney General.  As such, the Ninth Circuit’s decision became final and the case is now over as to PNM.

Regional Transmission Issues

In February 2007, FERC issued Order 890 setting out the new OATT rule, which became effective in May 2007.  Order 890 addressed several elements of transmission service, including:  (1) requiring greater consistency

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and transparency in calculating available transfer capacity for transmission; (2) requiring transparent transmission planning and customer access to transmission plans; (3) reform of rollover rights; and (4) clarification of various ambiguities in transmission rights under the new OATT.   Order 890 also required numerous compliance filings to be made by transmission providers.  Order 890 also attempted to clarify certain elements of transmission service utilized for network generation resources, but still left uncertain the transmission used for such resources that pre-dated transmission open access.  PNM filed a petition for rehearing seeking clarification of this issue in regards to one such generation resource that PNM has under contract.  Numerous other entities also filed petitions for rehearing and/or clarification.  Additionally, a number of entities, including EEI, requested extensions of time for making several of the compliance filings due under the order issued in the NOPR.  In December 2007, FERC issued its order on rehearing and clarified and revised some aspects of its initial order and rule designated as Order 890-A.  FERC did not specifically rule on the request PNM filed for clarification on transmission used for network generation resources.  The order reiterated its general rule on this topic, which had no impact on PNM operations.  In January 2008, multiple parties filed requests for rehearing of Order 890-A.  PNM did not join any of these rehearing requests.  The Company cannot predict the outcome of the final rule.  As of October 15, 2008, the Company has completed the FERC compliance filings required by Order 890.

Biomass Project

PNM entered into a 20-year contract for the purchase of 32 MW of capacity from a renewable biomass power generation facility in central New Mexico that was scheduled to commence in 2009.  The purchase power agreement was contingent upon the satisfaction of certain conditions precedent as outlined in the purchase power agreement.  The contract contained several conditions including obtaining permits, completion of financial closing by April 2, 2007 and the start of construction by July 2, 2007.  The biomass project owner was unable to complete the financial closing on April 2, 2007 or to start construction by July 2, 2007.  As a result, PNM delivered a remediable event of default letter to the biomass project owner.  The operator declared a force majeure over failure to obtain an air permit.  The air permit was subsequently approved on October 2, 2007.

The biomass project owner filed an application in August 2007 for a renewable energy production tax credit in connection with the project.  The project owner’s application was initially denied, on grounds that the owner had not demonstrated the project was a qualifying facility for the credit because it had not shown there was a sufficient amount of wood fuel under contract.  The project owner filed an appeal and ultimately obtained the production tax credit.  PNM expected the biomass facility to begin commercial operations in late 2009 or early 2010, provided adequate financing was obtained by June 1, 2008.  However, financing was not obtained by that date, and PNM notified the owner on June 12, 2008, of the immediate termination of the agreement.  On June 23, 2008, the owner advised PNM that it disputed the basis for the termination, but the owner took no subsequent action to submit the matter to arbitration within the time period specified in the agreement.  PNM is unable to predict the outcome of this matter.

(10)	Regulatory and Rate Matters

PNMR

Price-to-Beat Base Rate Reset

Based on the terms of the Texas stipulation related to the acquisition of TNP, First Choice made a filing to reset its price-to-beat base rates in December 2005. First Choice’s price-to-beat base rate case was consolidated with TNMP’s 60-day rate review (see “60-Day Rate Review” below). First Choice requested that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the TNP acquisition stipulation. In May 2006, TNMP, First Choice, the PUCT staff and other parties filed a non-unanimous settlement agreement (“NUS”).  On July 20, 2006, the ALJ reopened the record to accept argument concerning the provisions for accumulated deferred federal income taxes and the carrying charges on stranded costs. Subsequently, on August 24, 2006, the ALJ issued a Proposal For Decision urging the PUCT to reject the NUS.  After the parties

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

filed exceptions to the Proposal For Decision, the PUCT unanimously rejected the ALJ’s proposal and approved the NUS on November 2, 2006.  The PUCT made First Choice’s new price-to-beat base rates effective on December 1, 2006, as First Choice had requested.  As price-to-beat rates expired on December 31, 2006, the approved rates are no longer applicable.  In January 2007, TNMP’s 60-Day Rate Review proceeding and the underlying NUS were appealed by various Texas cities to a Texas district court.  TNMP and First Choice have intervened and will defend the PUCT’s Final Order approving the NUS.

First Choice Request for ERCOT Alternative Dispute Resolution

On June 30, 2008, First Choice filed a request for alternative dispute resolution with ERCOT alleging that ERCOT incorrectly applied its protocols with respect to congestion management during the first quarter of 2008.  First Choice requests that ERCOT resolve the dispute by restating certain elements of its first quarter 2008 congestion management data and by refunding to First Choice allegedly overstated congestion management charges.  The amount at issue in First Choice’s claim can only be determined by running ERCOT market models with corrected inputs but First Choice believes that the amount is significant.  ERCOT protocols provide that ERCOT will notify potentially impacted market participants and subsequently consider the merits of First Choice’s allegations.  The Company is unable to predict the outcome of this matter.

PNM

Gas Rate Case

On May 30, 2006, PNM filed a general gas rate case that asked the NMPRC to approve an increase in the service fees charged to its 481,000 natural gas customers, including the set monthly fee, the charge tied to monthly usage, and miscellaneous on-demand service fees.  Those fees are separate from the cost of gas charged to customers, which would not be affected by the fee increase.  The petition requested an increase in base gas service rates of $22.6 million and an increase in miscellaneous on-demand service rates of $0.2 million.  The request was designed to provide PNM’s gas utility an opportunity to earn an 11 percent return on equity, which is consistent with the average return allowed ten comparable natural gas utilities.  The petition also requested approval of a line item that provides a true-up mechanism for operational costs when system-wide gas consumption is lower or higher than what is designed in the rates.  On June 29, 2007 the NMPRC unanimously approved an increase in annual revenues of approximately $9 million for PNM.  The NMPRC based the new rates on a revenue requirement needed to earn a 9.53 percent return on equity.  The NMPRC did not approve PNM’s request for the true-up mechanism for operational costs based on system-wide gas consumption.  PNM and the AG filed appeals with the New Mexico Supreme Court.  The AG’s appeal seeks reversal of the NMPRC decision on one issue – weather normalization.  PNM’s appeal seeks reversal of the NMPRC determination of the required return on equity and on four cost-of-service accounting issues.  If PNM’s appeal is successful in all respects and the AG’s appeal is unsuccessful, PNM’s authorized annual revenue would increase by about $10 million.  If PNM’s appeal is unsuccessful in all respects and the AG’s appeal is upheld, PNM’s annual revenues would decrease by $6.8 million.  On August 20, 2008, a stipulation intended to resolve all issues in the NMPRC case relating to PNM’s gas assets sale and service abandonment was filed by PNM, the AG, the NMPRC staff, the IBEW, and NMGC.  As part of that stipulation, upon approval by the NMPRC, PNM and the AG will move to dismiss their respective gas rate case appeals. PNM is unable to predict whether the stipulation will be approved and, if it is not approved, the outcome of these appeals.

2007 Electric Rate Case

On February 21, 2007, PNM filed a general electric rate case requesting the NMPRC approve an increase in service fees to all of PNM’s retail customers except those formerly served by TNMP.  The request was designed to provide PNM’s electric utility an opportunity to earn a 10.75 percent return on equity.  The application also requested authorization to implement a FPPAC through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, will be passed through to customers on a monthly basis.  Hearings were held in December 2007.  At the hearing PNM adjusted its revenue increase request to $76.9 million.  On April

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

24, 2008, the NMPRC issued a final order in the case that resulted in a revenue increase of $34.4 million.  The rate increase provides for a 10.1percent return on equity. New rates reflecting the $34.4 million increase were effective for bills rendered on and after May 1, 2008.  In its final order, the NMPRC disallowed recovery of costs associated with the RECs used to meet the New Mexico Renewable Energy Portfolio Standards that were being deferred as regulatory assets, but did allow PNM the opportunity to seek recovery in the next rate case if it can demonstrate that it incurred an actual incremental cost for its compliance with the RPS.  The NMPRC also ruled that recovery of coal mine decommissioning costs should be capped at $100 million.  The order results in PNM being unable to assert it is probable, as defined under GAAP, that the costs previously deferred on PNM’s balance sheet will be recoverable through future rates charged to its customers.  Accordingly, as of March 31, 2008, PNM recorded regulatory disallowances for pre-tax write offs of $19.6 million for coal mining decommissioning costs and $10.6 million for deferred REC costs.  PNM is evaluating whether it will be successful in meeting the criteria set forth by the NMPRC.  PNM has appealed the NMPRC’s treatment of coal mine decommissioning and the RECs to the New Mexico Supreme Court.  If the appeal is successful or if PNM is successful in demonstrating that these costs are recoverable through future rate proceedings, the costs will be restored to PNM’s balance sheet. The Company is unable to predict the outcome of this matter.

Emergency FPPAC

On March 20, 2008, PNM and the IBEW, filed a joint motion in the general electric rate case requesting NMPRC authorization to implement an Emergency FPPAC on an interim basis.  The motion requested immediate authority to implement an Emergency FPPAC for a period of 24 months or until the effective date of new rates in PNM’s next rate case, whichever is earlier.

On May 22, 2008, the NMPRC issued a final order that approved the Emergency FPPAC with certain modifications relating to power plant performance and the treatment of revenue from SO2 allowances.  The Emergency FPPAC permits PNM to recover its actual fuel and purchased power costs up to $0.024972 per kWh, which is an increase of $0.008979 per kWh above the fuel costs included in base rates.  PNM is unable to predict if actual fuel and purchased power costs will exceed the cap during the period the Emergency FPPAC is in effect. PNM implemented the Emergency FPPAC as modified on June 2, 2008 and expects to recover $58 million to $62 million annually.  Motions for rehearing were filed by NMPRC staff and intervenors on June 12, 2008 and June 23, 2008.  PNM filed timely responses to these motions.  The NMPRC denied the motions for rehearing on July 8, 2008.  The Albuquerque Bernalillo County Water Utility Authority and the New Mexico Industrial Energy Consumers Inc. filed notices of appeal to the New Mexico Supreme Court, which seek to have vacated the NMPRC order approving the Emergency FPPAC. The appeals have been consolidated and PNM has been granted party status.  PNM is unable to predict the final outcome of these appeals.

Sky Blue Investigation

On July 17, 2008, the NMPRC issued an order that initiated an investigation into whether the addition of the fuel adjustment surcharge, approved by the NMPRC in PNM’s Emergency FPPAC proceeding, to PNM’s voluntary renewable energy program known as “Sky Blue” is just and reasonable. The order directed PNM to respond to several questions including whether an adjustment should be made to remove some or all or the fuel adjustment surcharge and whether any such adjustment should be applied retroactively. In its response, PNM recommended a decrease in the rate but retention of the fuel adjustment surcharge. PNM stated that the adjustment should be applied prospectively only. If the NMPRC determined that PNM’s proposed adjustment should be applied retroactively to the date of the initiation of the charge, PNM could be required to provide a credit or refund to customers of approximately $0.1million per month from June 2, 2008. A hearing is scheduled for November 19, 2008. PNM is unable to predict the outcome of this proceeding.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2008 Electric Rate Case

On September 22, 2008, PNM filed a general rate case requesting the NMPRC to approve an increase in electric service rates to all PNM retail customers except those formerly served by TNMP. The proposed rates are designed to increase annual operating revenue by $123.3 million, based on a March 31, 2008 test period and calculating base fuel costs using a projection of costs for the 12 months ending March 31, 2009. PNM has also proposed a FPPAC in the general form authorized by the NMPRC, but with PNM retaining 25% of off-system sales margins and crediting 75% against fuel and purchased power costs. On September 30, 2008, the NMPRC ordered that PNM‘s proposed rates be suspended for a period of nine months from October 22, 2008 and appointed a hearing examiner to conduct a hearing and otherwise preside over the case. PNM is unable to predict the outcome of this proceeding.

In anticipation of the 2008 electric rate case, on September 10, 2008, a stipulation (the “Resource Stipulation”) executed by PNM, the NMPRC staff, the AG and the Coalition for Clean Affordable Energy, and later joined by the New Mexico Industrial Energy Consumers Inc., was filed with the NMPRC. If approved by the NMPRC, the Resource Stipulation would resolve all issues in the proceedings regarding Valencia, PNM’s proposed acquisition of an ownership interest in Unit 2 of PVNGS currently being leased, the application to own and operate Lordsburg and its interest in Luna as NMPRC jurisdictional assets and to recover their costs in retail rates. As to Valencia, the Resource Stipulation provides that upon its approval by the NMPRC costs incurred under the Valencia PPA would be recovered through PNM’s Emergency FPPAC until new base rates go into effect as a result of PNM’s 2008 electric rate case.  The Resource Stipulation further provides that PNM will seek prior NMPRC approval of future long-term PPAs. The NMPRC has approved consolidating these three proceedings for the purpose of considering approval of the Resource Stipulation and to expedite such consideration.  Hearings are scheduled to begin on March 30, 2009. The Company is unable to predict whether the NMPRC will approve the Resource Stipulation or the ultimate outcome of these proceedings if it does not.

Additional information concerning these proceedings is discussed below.

Valencia

On April 18, 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Albuquerque, New Mexico.  An unaffiliated entity built, owns and operates the facility while PNM will be the sole purchaser of the electricity generated. The Valencia facility began commercial operation on May 30, 2008.  For financial accounting purposes PNM consolidates the plant under FIN 46R since PNM absorbs the majority of the variability in the cash flows of the plant.  See Note 16.

On May 31, 2007, the office of the AG and the staff of the NMPRC filed a petition for formal review requesting the NMPRC investigate the Valencia PPA and related transactions to determine, among other things, whether the transactions were prudent, appropriate and consistent with NMPRC rules, and to establish the ratemaking treatment of the PPA.  In its response to the petition, filed July 11, 2007, PNM described the terms of the agreement and process used to select this resource, stated that an investigation was not warranted and joined in the staff and AG’s request for determination of the ratemaking treatment for the agreement.  On November 6, 2007, the NMPRC issued an order, which appointed a hearing examiner and directed her to consider the issues raised in the petition and the response, including whether PNM’s actions in entering into the PPA and in reporting that transaction to the NMPRC were consistent with statute and NMPRC rules.

PVNGS Unit 2 Lease Interest Transfer

On June 29, 2007, a wholly-owned subsidiary of PNMR purchased 100% of a trust, which owns a 2.26% undivided interest, representing 29.8 MW, in PVNGS Unit 2 and a 0.76% undivided interest in certain PVNGS common facilities, as well as a lease under which such facilities are leased to PNM.  In January 2008, PNM filed an application at the NMPRC seeking approval to acquire the beneficial ownership interest in the trust from the PNMR

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 subsidiary.  PNM requested recovery of the costs of acquiring the Unit 2 interest through inclusion in its electric rates.  The filing also requested certain variances from NMPRC filing and reporting requirements normally required for general diversification filings.  The Resource Stipulation states that PNM’s allocated share of the acquisition cost, less depreciation and accumulated deferred income taxes through August 31, 2008, shall be added to rate base and recovered in rates to be established in PNM’s 2008 electric rate case.  The lease shall be collapsed for ratemaking purposes and the rent portion of the lease payment that would otherwise have flowed to PNM shall be removed from rates.  The Resource Stipulation also allows approximately $4.3 million of carrying charges incurred from July 1, 2008 to be included in rates set in the 2008 electric rate case.

In April 2008, PNM also filed an application at FERC seeking FERC approval of the proposed acquisition of the PVNGS Unit 2 interest.  FERC established a comment date in early May 2008, and no comments or interventions were filed in the docket.  On June 30, 2008, FERC issued its order approving the transfer of the PVNGS Unit 2 interest to PNM.

Luna and Lordsburg

On September 12, 2008, PNM filed an application to include in jurisdictional rates its one-third ownership share of Luna and its ownership of Lordsburg.  Luna consists of a gas-fired combined cycle station with a total capacity of 570 MW located in Luna County, New Mexico.  The plant was constructed in 2005-2006 and achieved commercial operation in 2006.  Lordsburg is a peaking generator located in Hidalgo County, New Mexico and has a total generation capacity of 80 MW.  Lordsburg was constructed and achieved commercial operation in 2002.  Currently, PNM holds its ownership share of Luna and Lordsburg as merchant plant assets, which are not included in jurisdictional rates.  The Resource Stipulation approves the inclusion of Luna and Lordsburg costs in base rates to be set in PNM’s 2008 electric rate case at the net book value less accumulated deferred income taxes as of August 31, 2008.

Complaint Against Southwestern Public Service Company

In September 2005, PNM filed a complaint under the Federal Power Act against SPS. PNM believes that through its fuel cost adjustment clause, SPS has been overcharging PNM for deliveries of energy. PNM requested that the FERC investigate these charges for the period 2001 through 2004, and going forward. PNM had previously intervened in the Golden Spread Electric Coop complaint case against SPS for the same matter. Fuel cost charges for 2005 and 2006 are being addressed as part of the finding in the Golden Spread fuel charge adjustment clause case pending before the FERC, in which PNM is an intervenor.  The hearing was held in that case and in May 2006, the ALJ issued an initial decision in that proceeding recommending that SPS make refunds to customers, including PNM, for misapplication of charges in its fuel cost adjustment clause. The parties in that proceeding filed their exceptions to the initial decision.  PNM’s complaint also alleges that SPS’ demand charge rates for interruptible power sales are excessive and requested that FERC set a refund effective date of September 13, 2005 for these rates. Settlement conferences were held before a FERC settlement judge throughout the first quarter of 2006. Upon the failure of the parties to reach a settlement, the judge recommended the case proceed to hearing.

Additionally, in November 2005, SPS filed an electric rate case proposing to unbundle and raise rates charged to customers effective July 2006. PNM intervened in the case and objected to the proposed rate increase. In September 2006, PNM and SPS filed a settlement agreement at FERC in which PNM settled certain limited issues in the complaint proceeding, as well as in the SPS rate case.  On October 10, 2006, interested parties and FERC staff filed comments on the proposed settlement.  Only one party opposed the settlement, which was supported or not opposed by the remaining active parties and the FERC staff.  On October 19, 2006, PNM, SPS and FERC staff each filed reply comments contending that opposition to the limited settlement was without merit.  The Settlement Judge and the ALJ have certified the contested partial settlement and sent it to FERC for final approval.  The limited settlement must be approved by FERC before it may be effective.  The settlement has no impact on the initial decision of the ALJ in the fuel cost adjustment clause case or the pending petitions for rehearing in that docket. In September 2008, FERC issued its order approving the settlement between PNM and SPS.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2007, the FERC open meeting agenda indicated the Golden Spread complaint case initial decision was on the docket for consideration by the FERC.  SPS and Golden Spread filed a motion to delay the FERC action on the initial decision to provide additional opportunity for the parties to reach settlement.  PNM filed its opposition to the motion requesting the FERC to proceed to issue an order on the initial decision.  However, FERC removed the Golden Spread item from its agenda.  In September 2007, FERC open meeting agenda again indicated the Golden Spread complaint case initial decision was on the docket for consideration by the FERC.  SPS and Golden Spread filed a motion to defer FERC action on the initial decision to provide yet additional time for them to reach settlement.  PNM and another intervenor in the case filed their opposition to the motion requesting the FERC to proceed to issue an order on the initial decision of the ALJ.  However, FERC removed the Golden Spread item from its open meeting agenda and did not issue an order on the initial decision.  In November 2007, SPS again filed a motion at FERC to defer action on the Golden Spread case alleging it was close to settlement with Golden Spread.  The motion was unopposed and granted.  In December 2007, SPS, Golden Spread and Occidental Petroleum filed a settlement at FERC.  The settling parties recognized the need for FERC to rule on the ALJ’s recommended decision in the Golden Spread complaint case.  PNM did not oppose the settlement.

In April 2008, FERC issued its order in the Golden Spread complaint case and affirmed in part and reversed in part the ALJ’s initial decision.  FERC affirmed the decision of the ALJ that SPS violated its tariffs, and did not overturn the ALJ’s decision requiring SPS to make refunds.  However, FERC did truncate the refund period to the period beginning January 1, 2005.  Additionally, there was no identification of the amount of refunds owed to PNM in the order.  In a separate order issued on the same day, FERC approved the SPS-Golden Spread settlement entered in the case. PNM filed a petition for rehearing of FERC’s order, as did other entities, including SPS, which are still pending before FERC.  PNM cannot predict the final outcome of the case at FERC.

Gas Utility Assets Sale and Service Abandonment

On March 11, 2008, PNM filed its application at the NMPRC seeking regulatory approval for the sale of the gas utility assets and approval for the abandonment of its natural gas utility service in New Mexico.  In a separate application filed simultaneously at the NMPRC, NMGC requested approval to purchase PNM Gas’s utility assets, requested the issuance of a Certificate of Convenience and Necessity to operate the gas utility and provide natural gas utility service in New Mexico, and for various other regulatory approvals.    On August 20, 2008, the NMPRC staff, the AG, the IBEW, PNM and NMGC filed a stipulation indicating the filing parties have agreed to a resolution of the issues in the proceeding.  A hearing took place before the NMPRC in September 2008.  A schedule has been established, but the NMPRC has not announced any decisions.  Pending all approvals, a closing date for the sale of PNM Gas is expected late in 2008 or early in 2009.  PNM is unable to predict the outcome of the case.

NMPRC Inquiry on Fuel and Purchased Power Adjustment Clauses

On October 16, 2007, the NMPRC opened a NOI that may lead to establishing simple and consistent rules for the implementation of FPPACs for all investor-owned utilities and electric cooperatives in New Mexico.  The investor-owned utilities and electric cooperatives were asked to respond to a series of questions; the responses will be discussed at a future workshop.  The NMPRC staff was directed to make a filing dealing with the need for consistency of the fuel clauses, streamlining, and whether a single methodology would be beneficial and should be applied to all of the utilities.  PNM filed its comments on December 3, 2007.  No further proceedings have been scheduled at this time.

NMPRC Rulemaking on Disincentives to Energy Efficiency Programs

On January 29, 2008, the NMPRC issued a NOI to identify disincentives in utility expenditures on energy efficiency and measures to mitigate those disincentives, including specific ratemaking alternatives.  In a procedural order issued April 1, 2008, the NMPRC determined that the proceeding should be conducted as a rulemaking and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

appointed a Hearing Examiner to conduct workshops as part of the process.  Workshops have begun and could continue at least through November 2008.  A revised rule is expected to be approved by mid-year 2009.

Investigation Into Executive Compensation

On December 11, 2007, the NMPRC issued an order docketing an investigation into whether the level of compensation paid to executives by investor-owned New Mexico utilities is reasonable and prudent.  The order required all such utilities to submit certain information and documents by January 11, 2008.  PNM made the required filing.  No further proceedings are scheduled at this time.

TNMP

TNMP True-Up Proceeding

The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers.  A 2004 PUCT decision established $87.3 million as TNMP’s stranded costs.  As discussed below, the Texas Supreme Court is considering reviewing this decision.

In July 2005, the PUCT issued a final order confirming the calculation of carrying costs and the amount of stranded costs allowed for recovery. TNMP and other parties appealed the July PUCT order. On July 24, 2006, the district court in Austin, Texas affirmed the PUCT order. TNMP appealed that decision to the Texas Third Court of Appeals in Austin, Texas.  On January 31, 2008, the Court of Appeals affirmed the District Court and PUCT decisions.  TNMP and other parties have filed a request with the Texas Supreme Court to review the Court of Appeals decision. The Texas Supreme Court is still considering the petitions for review filed by various parties. Briefs were filed on October 22, 2008 and reply briefs are due in November 2008. TNMP is unable to predict if the Texas Supreme Court will review the decision or the ultimate outcome of this matter.

Interest Rate for Calculating Carrying Charges on TNMP’s Stranded Cost

The PUCT approved an amendment to the true-up rule at its June 29, 2006 open meeting. The amendment will result in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a CTC. The PUCT concluded that the correct rate at which a utility should accrue carrying costs through a CTC is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility’s most recently authorized capital structure.  The new rate will affect TNMP by lowering the previously approved carrying cost rate of 10.93%. This change in carrying charges will affect the rates set in TNMP’s stranded cost filing. The rule went into effect on July 20, 2006, and TNMP made its compliance filing.  Because the PUCT staff disagreed with TNMP’s calculation of the carrying cost rate, the matter was referred to SOAH for a hearing on the merits. The parties filed and submitted testimony.  Initial briefs were filed on April 6, 2007 with reply briefs filed on April 16, 2007.  On June 18, 2007, the ALJ issued a proposed order approving a carrying cost rate of 8.06%. As this calculation differs from TNMP’s methodology and result, TNMP filed exceptions on July 2, 2007.  At the July 20, 2007 open meeting, the PUCT unanimously rejected the proposed order regarding the calculation of TNMP’s on-going carrying cost rate for the CTC. The PUCT approved the 8.31% rate proposed by TNMP and the PUCT staff.  The PUCT issued a final order. Various municipal intervenors (“Cities”) appealed the PUCT’s order to the District Court in Austin, Texas. TNMP intervened to defend the PUCT’s decision. The parties filed briefs and the District Court heard the matter on July 11, 2008. The District Court affirmed the PUCT’s decision. The District Court’s decision was appealed to the Texas 3rd Court of Appeals by Cities. Cities’ appellant’s brief was filed on September 22, 2008. TNMP and the PUCT filed responsive briefs on October 22, 2008. TNMP has requested an oral hearing, which has not been scheduled.  TNMP is unable to predict the ultimate outcome of this matter.

Following the revision of the interest rate on TNMP’s carrying charge, TNMP filed a compliance tariff to implement the new 8.31% rate. TNMP’s filing proposed to put the new rates into effect on February 1, 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intervenors asserted objections to the compliance filing.  PUCT staff urged that the PUCT make the new rate effective as of December 27, 2007 when the PUCT’s order establishing the correct rate became final.  In response to intervenors, the ALJ suspended TNMP’s February 1, 2008 rate implementation pending a hearing.  Following a hearing, the ALJ issued a proposal for decision on September 12, 2008 finding that the rate should be implemented as of December 27, 2007. The proposal for decision was submitted to the PUCT. At the October 8, 2008 meeting, the PUCT commissioners orally indicated that the effective date should be retroactive to July 20, 2006. The PUCT issued a written order on October 22, 2008.  TNMP will file its request for rehearing within the specified 20 days and if unsuccessful in the rehearing process will appeal the ruling through the court system.  While there is inherent uncertainty in this type of proceeding, TNMP believes it will ultimately be successful in overturning any ruling that the effective date should be prior to December 27, 2007.

60-Day Rate Review

In November 2005, TNMP made its required 60-day rate review filing.  TNMP’s case establishes a CTC for recovery of the true-up balance.  As noted above, TNMP’s 60-day rate review, along with First Choice’s price-to-beat rate reset filing, were consolidated.  See “Price-To-Beat Base Rate Reset” above.  On November 2, 2006, the PUCT issued an order which would allow TNMP to begin collecting its true-up balance, which includes carrying charges, over a 14 year period.  The order also allows TNMP to collect expenses associated with several cases over a three-year period.  The PUCT allowed TNMP to begin collecting its CTC and its rate case expenses on December 1, 2006.  In January 2007, this proceeding was appealed by various Texas cities to the district court in Austin, Texas.  TNMP and First Choice have intervened and will defend the PUCT’s Final Order in this proceeding.

2008 Rate Case

On August 29, 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues.  If approved, new rates would go into effect in September 2009.  In its request, TNMP also asked for permission to implement a catastrophe reserve fund similar to those approved for other transmission and distribution companies in Texas. Catastrophe funds help pay for a utility system’s recovery from natural disasters and acts of terrorism.  Once the rate case is finalized by the PUCT, TNMP may update its transmission rates annually to reflect changes in its invested capital.  Updated rates would reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. On October 10, 2008, the PUCT issued a preliminary order permitting TNMP to file supplemental testimony on costs caused by Hurricane Ike. These costs may be included in rates or captured as a regulatory asset for review and approval in a subsequent proceeding. TNMP is unable to predict the outcome of this matter.

(11)	EnergyCo

In January 2007, PNMR and ECJV, a wholly owned subsidiary of Cascade, created EnergyCo to serve expanding U.S. markets throughout the Southwest, Texas and the West.  PNMR and ECJV each have a 50 percent ownership interest in EnergyCo, a limited liability company.  See Note 22 of the Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.  PNMR has no commitments or guarantees with respect to EnergyCo.  Summarized financial information for EnergyCo is as follows:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Operating revenues	$414,106	$100,463	$892,646	$114,828
Cost of sales	357,825	56,419	814,922	60,979
Gross margin	56,281	44,044	77,724	53,849
Non-fuel operations and maintenance expenses	7,614	4,065	17,217	4,865
Administrative and general expenses	6,075	6,353	19,876	10,000
Impairment of intangible assets	-	-	21,795	-
Write off of emission allowances	31,739	-	31,739	-
Depreciation and amortization expense	7,659	5,790	22,886	7,318
Interest expense	3,662	6,978	15,019	7,796
Taxes other than income tax	1,772	1,861	9,040	2,865
Other (income) and deductions	4	(217)	(702)	(260)
Earnings (loss) before income taxes	(2,244)	19,214	(59,146)	21,265
Income taxes (benefit)(1)	64	399	(229)	399
Net earnings (loss)	$(2,308)	$18,815	$(58,917)	$20,866

50 percent of net earnings (loss)	$(1,154)	$9,408	$(29,459)	$10,433
Amortization of basis difference in EnergyCo	(331)	1,148	368	1,733
PNMR equity in net earnings (loss) of EnergyCo	$(1,485)	$10,556	$(29,091)	$12,166
(1) Represents the Texas Margin Tax, which is considered an income tax.

Financial Position

	September 30, 2008	December 31, 2007
	(In thousands)

Current assets	$174,645	$119,255
Net property, plant and equipment	933,426	853,492
Deferred assets	221,697	297,197
Total assets	1,329,768	1,269,944

Current liabilities	158,747	88,812
Long-term debt	700,778	650,778
Other long-term liabilities	15,129	34,344
Total liabilities	874,654	773,934

Owners’ equity	$455,114	$496,010

50 percent of owners’ equity	$227,557	$248,005
Unamortized PNMR basis difference in EnergyCo	183	89
PNMR equity investment in EnergyCo	$227,740	$248,094
SFAS 141 requires that EnergyCo individually value each asset and liability received in the Altura and Altura Cogen Power Plant transactions and initially record them on its balance sheet at the determined fair value.  For both transactions, this accounting results in a significant amount of amortization since the acquired contracts’ pricing terms differ significantly from fair value at the date of acquisition and emission allowances, while acquired from government programs without future cost to EnergyCo, have historically had significant market value.  During the three months and nine months ended September 30, 2008, EnergyCo recorded amortization of contracts acquired of $6.2 million and $7.1 million, which is recorded in operating revenues, and amortization of emission allowances of $4.2 million and $9.5 million, which is recorded in cost of sales.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2008, a federal appeals court ruling by the U.S. Court of Appeals for the District of Columbia Circuit Court invalidated CAIR.  This ruling appears to remove the need for emissions allowance credits under the CAIR program.  EnergyCo has inventory of emissions allowances from the purchase of the Altura Cogen plant and contribution of the Twin Oaks plant.  As of September 30, 2008, EnergyCo recorded a pre-tax write off of $31.7 million for all inventory under the CAIR program.  EnergyCo has $117.6 million in inventory for other emission allowances not related to the CAIR program.

The contribution of Altura created a basis difference between PNMR’s recorded investment in EnergyCo and 50 percent of EnergyCo’s equity.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  For the three months and nine months ended September 30, 2008, the basis difference adjustment detailed above relates mainly to contract amortization with insignificant offsets related to the other minor basis difference components.

EnergyCo has a hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales under SFAS 133 are derivative instruments that are required to be marked to market.  Changes in the fair value of economic hedges resulted in an increase in net earnings of $28.3 million in the three months ended September 30, 2008 and a reduction of net earnings of $10.7 million in the nine months ended September 30, 2008 as a result of higher power prices.  Due to the extreme market volatility experienced in the first quarter in the ERCOT market, EnergyCo made the decision to exit the speculative trading business and close out the speculative trading positions.  In May 2008, EnergyCo closed out all remaining speculative positions.  EnergyCo recognized speculative trading losses of $2.4 million in the first quarter of 2008 and less than $0.1 million in the second and third quarters combined.  No additional costs are expected related to speculative trading.

The assets of Altura transferred to EnergyCo included the development rights for a possible 600-megawatt expansion of the Twin Oaks plant, which was classified as an intangible asset.  EnergyCo made a strategic decision not to pursue the Twin Oaks expansion at this time and, in the three months ended June 30, 2008, wrote off the development rights as an impairment of intangible assets amounting to $21.8 million.

(12)	Related Party Transactions

PNMR, PNM, TNMP, and EnergyCo are considered related parties as defined in SFAS 57.  PNMR Services Company provides corporate services to PNMR, its subsidiaries, and EnergyCo.  Additional information concerning the Company’s related party transactions is contained in Note 20 of the Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.

See Note 11 for information concerning EnergyCo.  The table below summarizes the nature and amount of other related party transactions of PNMR, PNM and TNMP:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Transmission, distribution and related services billings:
PNM to TNMP	$-	$-	$-	$126
TNMP to PNMR	15,232	21,057	44,550	55,444

Shared services billings from PNMR to:
PNM*	$32,108	$21,350	$102,845	$70,945
TNMP	7,420	3,888	21,881	14,006

Services billings from PNMR to EnergyCo	$2,130	$4,580	$9,354	$7,994

Income tax sharing payments from:
PNMR to PNM	$-	$-	$1,855	$-
PNMR to TNMP	-	-	858	-

Capital expenditure billings from PNMR to:
PNM	$-	$-	$-	$99
TNMP	-	-	-	18
EnergyCo	140	-	2,783	-

Interest payments:
TNMP to PNMR	$13	$396	$130	$987

* PNM shared services include billings to PNM Gas of $5.7 million and $7.0 million for the three months ended and $17.4 million and $23.7 million for the nine months ended September 30, 2008 and 2007.

(13)	New Accounting Pronouncements

Note 21 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K contains information regarding recently issued accounting pronouncements that could have a material impact on the Company.  See Note 4 regarding the implementation of SFAS 157, SFAS 159, FSP FIN 39-1, and FSP FAS 157-3.

SFAS 161 – Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133

In March 2008, the FASB released SFAS 161, which is effective for years beginning after November 15, 2008 and changes the disclosure requirements for derivative instruments and hedging instruments.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operation, and cash flows.  The Company is currently reviewing the requirements of SFAS 161 and will implement the required disclosures no later than January 1, 2009.

SFAS 162 – The Hierarchy of Generally Accepted Accounting Principles

The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board concluded that the GAAP

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162 to achieve that result.  This statement is effective November 15, 2008.  The Company has reviewed the impact of SFAS 162 and does not believe it will result in a change in current practice.

(14)	Discontinued Operations

As discussed in Note 2, PNM entered into an agreement to sell its gas operations, which comprise the PNM Gas segment.  Under GAAP, the assets and liabilities of PNM Gas are considered to be held-for-sale beginning December 31, 2007 and presented as discontinued operations on the accompanying balance sheets.  The PNM Gas results of operations are excluded from continuing operations and presented as discontinued operations on the statements of earnings.  Prior periods have been recast to be consistent with this presentation.  In accordance with SFAS 144, no depreciation is recorded on assets held for sale in 2008.  Summarized financial information for PNM Gas is as follows:

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Operating revenues	$63,301	$59,527	$379,325	$351,097
Cost of energy	37,498	33,975	263,244	240,751
Gross margin	25,803	25,552	116,081	110,346
Operating expenses	22,852	21,815	67,286	68,905
Depreciation and amortization	-	5,273	-	16,347
Operating income (loss)	2,951	(1,536)	48,795	25,094
Other income (deductions)	614	2	2,057	627
Net interest charges	(3,383)	(3,869)	(9,931)	(9,713)
Segment earnings (loss) before income taxes	182	(5,403)	40,921	16,008
Income taxes (benefit)	820	(2,139)	16,299	6,337
Segment earnings (loss)	$(638)	$(3,264)	$24,622	$9,671

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Position

	September 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$26	$28
Accounts receivable and unbilled revenues, net	29,076	89,699
Regulatory and other current assets	44,352	30,334
Total current assets	73,454	120,061
Gas plant in service	766,117	743,664
Accumulated depreciation and amortization	(240,426)	(245,741)
Construction work in progress	21,689	22,411
Net utility utility plant	547,380	520,334
Regulatory and other assets	5,130	6,205
	$625,964	$646,600

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$10,512	$68,458
Regulatory and other current liabilities	35,470	27,545
Total current liabilities	45,982	96,003
Regulatory liabilities	74,551	72,727
Deferred credits and other liabilities	15,526	17,121
Total deferred credits and other liabilities	90,077	89,848
Equity	489,905	460,749
	$625,964	$646,600

PNM’s cost-of-gas revenues collected from sales-service customers are recovered in accordance with NMPRC regulations through the PGAC and represent a pass-through of the cost of natural gas to the customer.  The NMPRC has approved an agreement regarding the hedging strategy of PNM and the implementation of a price management fund program which includes a continuous monthly balancing account with a carrying charge.

PNM Gas uses call options and financial swaps to facilitate the hedge strategy. PNM Gas also enters into physical gas contracts to meet the needs of its retail sales-service customers.  Costs and gains and losses for these instruments are deferred and recovered through the PGAC with no income statement effect.  At September 30, 2008, PNM Gas had $14.5 million of current assets, including $14.1 million related to the PGAC that is recorded as a regulatory asset, and $14.1 million of current liabilities related to these instruments.  At December 31, 2007, PNM Gas had $7.1 million of current assets and current liabilities related to these instruments.  At September 30, 2008, substantially all PNM Gas derivative assets, exclusive of the PGAC regulatory asset, were valued using Level 2 inputs and $2.4 million of the derivative liabilities were valued using Level 2 inputs and $11.7 million were valued using Level 3 inputs as defined in SFAS 157.

(15)	Business Improvement Plan

As discussed in Note 24 of the Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K, the Company has undertaken a business improvement process that includes a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  The Company is now in the process of implementing a series of initiatives designed to manage future operational costs, maintain financial

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

strength and strengthen its regulated utilities.   The multi-phase process includes a business improvement plan to streamline internal processes and reduce the Company’s work force.  The utility-related process enhancements are designed to improve and centralize business functions.

The Company has existing plans providing severance benefits to employees who are involuntarily terminated due to elimination of their positions.  Under SFAS 112, the severance benefits payable under the Company’s existing plans should be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  The Company regularly assesses the status of the business improvement plan process and the positions that are probable of being eliminated as determined at that time.  During the three months and nine months ended September 30, 2008, PNMR recorded pre-tax severance benefits payable of $1.3 million and $1.8 million and other costs, primarily consulting fees, related to the business improvement plan of $2.5 million and $5.7 million.  Substantially all of these costs were recorded at PNMR.  PNMR recorded pre-tax severance benefits payable of $12.3 million, of which $6.9 million was recorded by PNM and $0.3 million was recorded by TNMP, and other costs related to the business improvement plan of $0.3 million during the three and nine months ended September 30, 2007.  As additional phases of the business improvement plan are developed, the associated costs will be analyzed and recorded.

(16)	Variable Interest Entities

Information regarding the Company’s assessment of potential variable interest entities is contained in Note 9 of Notes to the Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.

On April 18, 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Albuquerque, New Mexico.  Valencia became operational on May 30, 2008.  A third-party built, owns and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. The term of the PPA is for 20 years beginning June 1, 2008, with the full output of the plant estimated to be 145 MW.  During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. PNM estimates that the plant will typically operate during peak periods of energy demand in summer (less than 18% of the time on an annual basis).

PNM has evaluated the accounting treatment of this arrangement and concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under FIN 46R since PNM will absorb the majority of the variability in the cash flows of the plant.  As the primary beneficiary, PNM has consolidated the entity in its financial statements beginning on the commercial operations date.  Accordingly, the assets, liabilities, operating expenses, and cash flows of Valencia are included in the consolidated financial statements of PNM although PNM has no legal ownership interest or voting control of the variable interest entity.  The owner’s equity and net income of Valencia are considered attributable to minority interest.  PNM did not consolidate the variable interest entity prior to May 30, 2008 since PNM had no financial risk.

Summarized financial information for Valencia since May 30, 2008 is as follows:

Results of Operations

	Three months ended	May 30, 2008 to
	September 30, 2008	September 30, 2008
	(In thousands)

Operating revenues	$4,641	$6,058
Operating expenses	(1,190)	(1,381)
Interest expense	-	(225)
Income attributable to minority interest	$3,451	$4,452

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Financial Position

September 30, 2008
(In thousands)

Current assets	$7,300
Net property, plant and equipment	89,716
Total assets	97,016

Current liabilities	1,067

Owners’ equity – minority interest	$95,949

(17)	Impairment of Goodwill and Other Intangible Assets

Under the provisions of SFAS 142, the Company evaluates its goodwill and non-amortizing intangible assets for impairment annually at the reporting unit level or more frequently if circumstances indicate that the goodwill or intangible assets may be impaired.  The goodwill and other intangible assets were recorded upon PNMR’s acquisition of TNP and were pushed down to the businesses acquired.  In connection with the transfer of TNMP’s New Mexico operations to PNM, $102.8 million of goodwill was transferred to PNM.

The Company performed its annual testing of these assets as of April 1, 2008.  Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit.    The fair value of each reporting unit is estimated using a discounted cash flow methodology.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business and determination of appropriate weighted average cost of capital for each reporting unit.  Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment for each reporting unit.

The market capitalization of PNMR’s common stock has been significantly below book value during 2008, which is an indicator that intangible assets may be impaired.  In addition, changes in the ERCOT market in which First Choice operates have significantly impacted its results of operations.  The first step of the impairment test for goodwill requires that the Company compare the fair value of each reporting unit with its carrying value, including goodwill.  For non-amortizing intangibles, the Company compares the fair value of the intangible asset to its recorded value.  As a result of this analysis, the Company concluded there was an indication of impairment in the reporting units having goodwill and that the First Choice trade name was impaired.  This conclusion requires the Company to perform the second step of the SFAS 142 impairment analysis, determining the amount of goodwill impairment to be recorded.  The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount.  This exercise requires the Company to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit.  Any remaining fair value would be the implied fair value of goodwill on the testing date.  To the extent the recorded amount of goodwill of a reporting unit exceeds the implied fair value determined in step two, an impairment loss is reflected in results of operations.  Although the impairments of goodwill have no income tax effects, the impairment of the First Choice trade name does have an income tax effect.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Because of the timing and complexity of the calculations required in the second step of the impairment analysis related to First Choice, preliminary estimates of impairment were recorded as of June 30, 2008 amounting to $43.2 million for goodwill and $7.4 million for the First Choice trade name.  During the third quarter of 2008, the Company finalized this analysis and additional amounts were recorded.  The impairments do not impact the Company’s cash flows.  A summary of goodwill and non-amortizing intangible assets and pre-tax impairments recorded in the nine months ended September 30, 2008 is as follows:

	Balance	Balance
	before	after
	Impairment	Impairment	Impairment
		(In thousands)
Goodwill:
First Choice	$131,768	$82,310	$49,458
PNM	102,775	51,632	51,143
TNMP	261,121	226,665	34,456
Total PNMR	$495,664	$360,607	135,057

Other intangible assets - First Choice trade name	$68,774	$59,746	9,028

Total impairment			$144,085

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP.  The MD&A for PNM and TNMP is presented as permitted by Form 10-Q General Instruction H (2).  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, unless otherwise specified.  Certain of the tables below may not visually add due to rounding.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.  Trends and contingencies of a material nature are discussed to the extent known.  Refer also to Disclosure Regarding Forward Looking Statements in Item 2 and to Part II, Item 1A. Risk Factors.

MD&A FOR PNMR

BUSINESS AND STRATEGY

Overview

The overall strategy of PNMR is to concentrate business efforts on its core regulated and unregulated electric businesses.  PNMR intends to focus on its regulated electric business by selling its gas operations, which is expected to close late in 2008 or early in 2009.  PNMR expects to use the net after-tax proceeds to retire debt, fund future electric capital expenditures and for other corporate purposes.  The growth of the unregulated electric business is expected from the further development of EnergyCo.  The strategic growth of EnergyCo was initiated with PNMR’s contribution of Altura on June 1, 2007 and continued with EnergyCo’s acquisition of the Altura Cogen Power Plant in August 2007 and with EnergyCo’s ongoing joint development project for the Cedar Bayou IV Generating Station with NRG Energy, Inc.

On August 11, 2008, PNMR announced that it had decided to pursue strategic alternatives for First Choice.  PNMR also stated that it remained committed to the Texas market structure and believed in the First Choice business model.  Since then, global economic conditions have deteriorated dramatically encompassing the U.S. residential housing market, and global and domestic equity and credit markets.  The tightening of the credit markets coupled with extreme volatility in commodity markets has had a direct, negative impact on several of First Choice’s competitors in the ERCOT retail market resulting in, on the one hand, profitable growth opportunities for First Choice, but on the other hand, an increased risk in executing strategic transactions in the retail sector.  A number of qualified parties indicated their interest in pursuing a transaction with First Choice, validating its business model and strategic value, but at this point, management has determined that retaining First Choice provides better long term value for PNMR shareholders.

The focus on the electric businesses also includes environmental sustainability efforts.  These efforts are comprised of various components including environmental upgrades, energy efficiency leadership, solar generating site and technology feasibility, purchasing power from renewable resources, and climate change leadership.  The investment in environmental sustainability is expected to result in future emission reductions as well as other long-term benefits for the Company.

The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. As discussed in Note 7, several of the financial institutions that the Company deals with have been impacted. However, at this point in time, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. We will continue to closely monitor our liquidity and the credit markets.  In addition, there has been a significant decline in the level of prices of marketable equity securities, including those held in trusts maintained for future payments of benefits under pension and retiree medical plans.  The stock market decline will likely result in increased levels of funding and expense applicable to these trusts.

Hurricane Ike, which struck the Texas Gulf Coast on September 13, 2008, caused extensive damage to the city of Galveston and the surrounding communities.  Storm-related outages lowered TNMP sales volumes, decreasing revenues, margins, and earnings. In addition, TNMP estimates power restoration costs to be in the range of $25 million to $30 million. As a provider of regulated transmission and distribution services under the provisions of TECA, TNMP expects to recover prudently incurred storm-related restoration costs in accordance with applicable regulatory and legal principles. First Choice was negatively impacted due to reduced sales volumes and the sale of excess power at prices that were lower than purchased prices. The storm only caused minor damage to EnergyCo’s facilities, but EnergyCo was impacted because of lost power sales opportunities and depressed market prices.

Another initiative of PNMR is the separation of its merchant operations from PNM, which is being accomplished in several steps.  In June, 2008, PNMR completed the sale of certain wholesale power, natural gas and transmission contracts as an initial step in separating its merchant plant activities from PNM.  In addition, Luna and Lordsburg are required to be separated by January 1, 2010 under an existing NMPRC regulatory order.  As discussed in Note 10, in its 2008 electric rate case, PNM has proposed that Luna and Lordsburg be recovered through jurisdictional rates subject to regulation by the NMPRC.   If the NMPRC does not approve this request, these units may be sold or placed in another PNMR subsidiary.  PVNGS Unit 3, which is not subject to the separation order, can remain in PNM.  In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW.  Under two of the contracts, PNM sells 90 MW of firm capacity and energy.  Under the remaining contract, PNM sells 45 MW of unit contingent capacity and energy.  The term of the contracts is May 1, 2008 through December 31, 2010.  Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million.  The prepayments have been recorded as deferred revenue and are being amortized over the life of the contracts.

Critical to PNMR’s success for the foreseeable future is the financial health of PNM, PNMR’s largest subsidiary.  In 2007, PNM filed for new electric rates designed to increase operating revenues $76.9 million on an annual basis.  In addition, PNM asked for reinstatement of its FPPAC, which it voluntarily relinquished in 1994 under dramatically different circumstances.  As discussed in Note 10, on April 24, 2008, the NMPRC issued a final order in the case resulting in a revenue increase of $34.4 million and new rates reflecting the increase were effective for bills rendered on and after May 1, 2008.  In its final order, the NMPRC disallowed recovery of costs associated with the PNM’s RECs that are being deferred as regulatory assets and to cap the recovery of coal mine decommissioning costs at $100 million. PNM recorded pre-tax write-offs in the first quarter of 2008 of $19.6 million related to the coal mine decommissioning and $10.6 million for REC costs deferred through March 31, 2008.  PNM has appealed the NMPRC treatment of coal mine decommissioning and the RECs to the New Mexico Supreme Court.  The Company is unable to predict the outcome of this matter.  As a result of PNM’s filing of the Emergency FPPAC described below, the NMPRC determined that it was unnecessary to address the merits of the FPPAC proposed in PNM’s original case.

On March 20, 2008, PNM, together with the IBEW, filed a joint motion to implement an Emergency FPPAC. The motion requested immediate authority to implement an Emergency FPPAC for a period of 24 months or until the effective date of new rates in PNM’s next rate case, whichever is earlier.  On May 22, 2008, the NMPRC issued a final order that approved the Emergency FPPAC with certain modifications relating to power plant performance and the treatment of revenue from SO2 allowances.  The Emergency FPPAC permits PNM to recover its actual fuel and purchased power costs up to $0.024972 per kWh, which is an increase of $0.008979 per kWh above the fuel costs included in base rates. PNM is unable to predict if actual fuel and purchased power costs will exceed the cap during the period the Emergency FPPAC is in effect.  PNM implemented the Emergency FPPAC as modified on June 2, 2008 and expects to recover $58 million to $62 million annually.  The Albuquerque Bernalillo County Water Utility Authority and the New Mexico Industrial Energy Consumers Inc. filed notices of appeal to the New Mexico Supreme Court, which seek to have vacated the NMPRC order approving the Emergency FPPAC. The appeals have been consolidated and PNM has been granted party status.  PNM is unable to predict the final outcome of these appeals.

On September 22, 2008, PNM filed a general rate case requesting the NMPRC to approve an increase in electric service rates to all PNM retail customers except those formerly served by TNMP. The proposed rates are designed to increase annual operating revenue by $123.3 million, based on a March 31, 2008 ending test period and calculating base fuel costs using a projection of costs for the 12 months ending March 31, 2009. PNM has also proposed a FPPAC adjustment clause in the general form authorized by the NMPRC, but with PNM retaining 25% of off-system sales revenue and crediting 75% against fuel and purchased power costs.  As discussed in Note 10, the rate case requests that rates allow PNM to recover costs related to the Valencia PPA and its ownership in Luna and Lordsburg.  In addition, PNM requests approval for the acquisition and recovery of cost for a portion of PVNGS Unit 2 that is currently leased from another subsidiary of PNMR.  The NMPRC ordered that PNM‘s proposed rates be suspended for a period of nine months from October 22, 2008. PNM is unable to predict the final outcome of this matter.

On August 29, 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues.  If approved, new rates would go into effect in September 2009.  In its request, TNMP also asked for permission to implement a catastrophe reserve fund similar to those approved for other transmission and distribution companies in Texas. Catastrophe funds help pay for a utility system’s recovery from natural disasters and acts of terrorism.  Once the rate case is finalized by the PUCT, TNMP may update its transmission rates annually to reflect changes in its invested capital.  On October 10, 2008, the PUCT issued a preliminary order permitting TNMP to file supplemental testimony on costs caused by Hurricane Ike. These costs may be included in rates or captured as a regulatory asset for review and approval in a subsequent proceeding.  TNMP is unable to predict the outcome of this matter.

EnergyCo

EnergyCo was formed with ECJV as an unregulated energy company that will serve expanding U.S. markets throughout the Southwest, Texas and the West.  ECJV is a wholly owned subsidiary of Cascade, which is a large PNMR shareholder.  PNMR and ECJV each have a 50 percent ownership interest in EnergyCo, a limited liability company.

PNMR’s strategy for unregulated operations is focused on some of the nation’s growing power markets.  PNMR intends to capitalize on the growth opportunities in these markets through its participation and ownership in EnergyCo.  EnergyCo’s anticipated business activities will consist of:

•	Competitive retail energy sales
•	Development, ownership, and active management of diverse generation fleet
•	Wholesale marketing to capture the extrinsic value of the generating fleet
•	Multi-year hedging program to minimize price volatility and maximize cash flow predictability

On June 1, 2007, PNMR contributed its ownership of Altura to EnergyCo at fair market value of $549.6 million, as adjusted to reflect changes in working capital.  ECJV made a cash contribution to EnergyCo equal to 50% of the contribution amount and EnergyCo distributed that cash to PNMR.  EnergyCo has entered into a bank credit facility for working capital and other corporate purposes.  In August 2007, EnergyCo completed the acquisition of Altura Cogen and announced plans to co-develop the Cedar Bayou IV Generating Station, substantial portions of which are financed through EnergyCo’s credit facility.  In addition to purchasing energy-related assets, EnergyCo could continue to grow by PNMR contributing existing unregulated assets and ECJV, in turn, matching those contributions with cash contributions, but any such contributions would be at the option of PNMR and ECJV.

Dividends on Common Stock

On August 11, 2008, the Board declared a regular quarterly dividend on common stock of $0.125 per share, which represents a reduction of 46 percent from the previous quarter. PNMR’s indicated annual dividend rate is $0.50 per share. The Board took this action to improve the Company’s liquidity and set a new foundation for long-term value creation.  The reduction also better aligns PNMR’s dividend yield with industry averages. On September 16, 2008, the Board declared another regular quarterly dividend on common stock of $0.125 per share.

Business Improvement Plan

The Company has undertaken a business improvement process that includes a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  The Company is now in the process of implementing a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities.  The multi-phase process includes a business improvement plan to streamline internal processes and reduce operating costs.  The utility-related process enhancements are designed to improve business functions.  For the three months and nine months ended September 30, 2008, PNMR recorded pre-tax expenses of $3.8 million and $7.5 million for costs of the business improvement plan, primarily consulting and severance-related costs.  PNMR recorded pre-tax severance benefits payable of $12.3 million and other costs related to the business improvement plan of $0.3 million during the three and nine months ended September 30, 2007. As additional phases of the business improvement plan are developed, the associated costs will be analyzed and recorded as specified by GAAP.

RESULTS OF OPERATIONS

Executive Summary

A summary of PNMR’s net earnings (loss) is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(In millions, except earnings per share)
Earnings (loss) from continuing operations	$(4.8)	$11.6	$(16.5)	$(222.2)	$48.6	$(270.8)
Earnings from discontinued operations, net of income taxes	(0.6)	(3.3)	2.7	24.6	9.7	15.0
Net earnings (loss)	$(5.5)	$8.4	$(13.9)	$(197.6)	$58.3	$(255.9)
Average common and common equivalent shares outstanding	86.4	77.6	8.8	81.7	78.2	3.5
Earnings (loss) from continuing operations per diluted share	$(0.06)	$0.15	$(0.21)	$(2.72)	$0.62	$(3.34)
Net earnings (loss) per diluted share	$(0.06)	$0.11	$(0.17)	$(2.42)	$0.75	$(3.17)

The components of the changes in earnings (loss) from continuing operations by segment are:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(In millions)
PNM Electric	$14.4	$(74.6)
TNMP Electric	(2.1)	(32.3)
Altura	-	(6.0)
First Choice	(19.2)	(116.0)
Corporate and Other	(2.2)	(16.9)
EnergyCo	(7.3)	(24.9)
Net change	$(16.5)	$(270.8)

Detailed information regarding the changes in earnings (loss) from continuing and discontinued operations is included in the segment information below. The changes in the number of common and common equivalent shares are primarily due to shares of common stock issued in May 2008 under the publicly held equity-linked units (See Note 7) offset by a reduced number of dilutive shares due to changes in the quoted market price of PNMR common stock.

As discussed in Note 17, the Company performs its annual assessment of its goodwill and non-amortizing intangible assets as of April 1 of each year.  The 2008 assessment indicates that goodwill and the First Choice trade name have been impaired.  In addition, EnergyCo has made a strategic decision not to pursue the Twin Oaks expansion at this time and has written off its development rights as an impairment.  After-tax impairment losses totaling $140.3 million, including PNMR’s equity in the EnergyCo impairment, were recorded in the three months ended June 30, 2008.  During the third quarter of 2008, the Company finalized the First Choice impairment analysis and recorded additional after-tax impairment losses totaling $7.3 million.  The impairment analysis is based on operating results expected to occur in the future.  If the anticipated future results are not achieved, the Company may be required to perform additional assessments that could result in further impairment write-offs.

The impairments of goodwill amounting to $135.1 million have no income tax impacts.  However, the impairment of the First Choice trade name amounting to $9.0 million and PNMR’s equity in the EnergyCo impairment amounting to $10.9 million do have income tax impacts.  The absence of income tax benefits on the goodwill impairments has a significant impact on the effective tax rates of the Company in 2008.  In 2007, PNMR had favorable tax decisions regarding previously unrecognized tax benefits, including a settlement with the IRS, that had a $16.0 million positive impact on income taxes, which reduced the effective tax rate.

Segment Information

The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities.  See Note 3 for more information on PNMR’s operating segments.

PNM Electric

The table below summarizes operating results for PNM Electric:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Total operating revenues	$356.4	$360.5	$(4.1)	(1.1)	$995.1	$901.1	$94.0	10.4
Cost of energy	194.5	229.2	(34.7)	(15.1)	577.8	517.8	60.0	11.6
Gross margin	161.9	131.2	30.7	23.4	417.4	383.4	34.0	8.9
Other operating expenses	92.9	110.2	(17.3)	(15.7)	366.7	288.1	78.6	27.3
Depreciation and amortization	21.7	20.7	1.0	4.8	63.5	62.2	1.3	2.1
Operating income (loss)	47.4	0.3	47.1	15,700.0	(12.8)	33.1	(45.9)	(138.7)

Interest income	7.2	10.5	(3.3)	(31.4)	18.2	25.4	(7.2)	(28.3)
Other income (deductions)	(8.8)	4.1	(12.9)	(314.6)	(16.5)	6.7	(23.2)	(346.3)
Net interest charges	(20.3)	(13.0)	(7.3)	56.2	(52.0)	(38.9)	(13.1)	33.7

Earnings (loss) before income taxes	25.5	1.9	23.6	1,242.1	(63.2)	26.2	(89.4)	(341.2)
Income taxes (benefit)	9.5	0.4	9.1	2,275.0	(5.1)	9.6	(14.7)	(153.1)
Preferred stock dividend requirements	0.1	0.1	-	-	0.4	0.4	-	-
Segment earnings (loss)	$15.8	$1.4	$14.4	1,028.6	$(58.4)	$16.2	$(74.6)	(460.5)

The table below summarizes the significant changes to operating revenues, gross margin, earnings before income taxes and segment earnings:

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
			Earnings (Loss)				Earnings (Loss)
			Before	Segment			Before	Segment
	Total	Gross	Income	Earnings	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)	Revenues	Margin	Taxes	(Loss)
	(In millions)
Increased rate recovery including Emergency FPPAC	$44.1	$44.1	$44.1	$26.6	$56.0	$56.0	$56.0	$33.8
Customer growth/usage	(8.3)	(1.3)	(1.3)	(0.8)	(1.1)	0.6	0.6	0.4
Generation and purchased power cost increases	-	(17.6)	(17.6)	(10.6)	-	(26.9)	(26.9)	(16.3)
Regulated plant availability	11.5	2.8	(1.3)	(0.8)	20.8	(10.5)	(29.5)	(17.8)
Sales of SO2 allowances	-	-	-	-	(13.2)	(13.2)	(13.2)	(8.0)
Unregulated margins	(61.8)	5.5	5.5	3.3	(32.3)	8.3	8.3	5.0
Gain on sale of merchant portfolio	-	-	-	-	5.1	5.1	5.1	3.1
Net unrealized economic hedges	16.8	(6.9)	(6.9)	(4.2)	58.0	10.5	10.5	6.3
Operational costs	-	-	(6.3)	(3.8)	-	-	(8.5)	(5.1)
NDT	-	-	(9.5)	(5.7)	-	-	(16.4)	(9.9)
Regulatory disallowances	-	-	-	-	-	-	(30.2)	(18.2)
Afton impairment	-	-	19.5	11.8	-	-	17.5	10.6
Impairment of goodwill	-	-	-	-	-	-	(51.1)	(51.1)
Other	(6.4)	4.1	(2.6)	(1.4)	0.7	4.1	(11.6)	(7.4)
Total increase (decrease)	$(4.1)	$30.7	$23.6	$14.4	$94.0	$34.0	$(89.4)	$(74.6)

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Residential	$89.3	$78.0	$11.3	14.5	$227.1	$204.2	$22.9	11.2
Commercial	98.9	85.7	13.2	15.4	248.0	223.6	24.4	10.9
Industrial	27.3	25.7	1.6	6.2	78.4	74.9	3.5	4.7
Transmission	7.7	7.2	0.5	6.9	19.2	20.4	(1.2)	(5.9)
Other retail	11.5	9.5	2.0	21.1	27.2	23.8	3.4	14.3
Wholesale long-term sales	43.7	50.5	(6.8)	(13.5)	126.3	112.4	13.9	12.4
Wholesale short-term sales	78.0	103.9	(25.9)	(24.9)	268.9	241.8	27.1	11.2
	$356.4	$360.5	$(4.1)	(1.1)	$995.1	$901.1	$94.0	10.4
Average retail customers (thousands)	495.6	490.0	5.6	1.1	494.7	488.3	6.4	1.3

The following table shows PNM Electric GWh sales by customer class:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Gigawatt hours)
Residential	898.8	945.9	(47.1)	(5.0)	2,474.7	2,471.5	3.2	0.1
Commercial	1,142.6	1,181.3	(38.7)	(3.3)	3,069.2	3,050.9	18.3	0.6
Industrial	408.1	488.6	(80.5)	(16.5)	1,260.4	1,453.1	(192.7)	(13.3)
Other retail	80.6	79.9	0.7	0.9	211.4	199.7	11.7	5.9
Wholesale long-term sales	740.5	867.8	(127.3)	(14.7)	2,167.7	2,042.5	125.2	6.1
Wholesale short-term sales	764.7	1,601.8	(837.1)	(52.3)	2,883.9	4,055.7	(1,171.8)	(28.9)
	4,035.3	5,165.3	(1,130.0)	(21.9)	12,067.3	13,273.4	(1,206.1)	(9.1)

On May 1, 2008, PNM Electric implemented a $34.4 million base rate increase approved by the NMPRC.  The rate increase provides for a 10.1 percent return on equity.  Additionally, the NMPRC approved the implementation of an Emergency FPPAC effective June 2, 2008, which is projected to allow PNM Electric to recover an additional $58 to $62 million of actual fuel and purchased power costs annually above amounts collected through base rates.  See Note 10.  The base rate increase resulted in a $22.7 million and $32.2 million increase to revenues and gross margin in the three and nine months ended September 30, 2008.  The Emergency FPPAC resulted in a $21.4 million and $23.8 million increase to revenues and gross margin in the second quarter of 2008 when compared to the second quarter of 2007, reflecting the net amount of fuel and purchased power costs used to serve retail loads that were recovered in addition to amounts recovered through base rates.

For the three and nine months ended September 30, an increase in the average retail customer count was more than offset by lower per-customer usage due to weather and conservation efforts and the reduced operations of a major industrial customer, reducing sales volumes and decreasing revenues.  This was mostly offset by the reduction of fuel and purchased power costs to serve these volumes.  For the nine months ended September 30, the net increase in margin is a result of increased sales volumes from higher-rate customers and decreased sales volumes from lower-rate customers, primarily due to the reduced operations of a major industrial customer.

For the three and nine months ended September 30, generation prices and purchased power costs were significantly higher due to increased coal costs and market prices.  In the third quarter, the increase in rate recovery discussed above reflects recovery of these additional costs.

For the three months ended September 30, increased net generation from regulated power plants increased system sales revenues, gross margin and segment earnings, as increased generation from the addition of Afton and increased availability at PVNGS was partially offset by reduced generation at SJGS resulting from planned outages at Units 1 and 3.  For the nine months ended September 30, impacts include first quarter planned outages at SJGS Unit 3 and Four Corners Unit 5, along with the extension of a planned outage for environmental upgrades at SJGS Unit 4 and a planned refueling outage at PVNGS Unit 3, reducing off-system sales revenues, gross margins and segment earnings.  During the three and nine months ended September 30, O&M costs related to regulated plant performance increased as a result of an increase in the maintenance work performed during the outages, the addition of Afton and an increase in costs for labor, materials and supplies.

A decrease in the sales of SO2 allowances reduced revenues, gross margin and segment earnings.

For the three months and nine months ended September 30, unregulated margins increased over prior year levels due to increased availability and more favorable pricing terms under the forward sales agreement at PVNGS, combined with higher price spreads on market transactions.  Unregulated sales volumes and revenues decreased substantially due to the sale of merchant portfolio sales contracts and the reduction of other market sales, but this decrease was offset by a corresponding reduction in costs for these transactions.

A gain on the sale of the merchant portfolio in June 2008 increased revenues, gross margin and segment earnings.  PNM’s merchant portfolio included certain wholesale power, natural gas and transmission contracts that represent a significant portion of the wholesale activity portfolio of PNM Electric and include several long-term sales and purchase power agreements.  See Note 4.

Changes in net unrealized mark-to-market gains and losses on economic hedges were driven by increased gas and electric price movements during the three and nine months ended September 30, 2008 when compared to the changes in the three and nine months ended September 30, 2007.

Operational costs include costs for materials and supplies, self-insurance, depreciation, interest, shared services, employee labor, pension and benefits.  Increased costs in the third quarter included interest on higher debt balances at higher rates, along with transaction fees associated with the refinancing of debt.  This increase, combined with an increase in incentive-based compensation, was partially offset by cost savings resulting from the business improvement plan.

Income related to NDT assets includes realized gains and losses, interest and dividend income and any associated fees and taxes, along with other than temporary impairment losses recognized in accordance with SFAS 115.  This income totaled a loss of $4.9 million in the three months ended September 30, 2008 and a loss of $9.2 million for the nine months ending September 30, 2008, compared to a gain of $4.6 million in the three months ended September 30, 2007 and $7.2 million for the nine months ending September 30, 2007.

Regulatory disallowances resulting from the NMPRC’s rate order dated April 24, 2008 include write-offs of $10.6 million for deferred costs of RECs and $19.6 million for coal mine decommissioning costs.

In 2007, the impairment of Afton increased operating expenses, as the cost of construction exceeded the amount allowed by a NMPRC rate order.  An impairment of goodwill amounting to $51.1 million was recorded in the three months ended June 30, 2008 as a result of the annual impairment assessment (See Note 17).

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Total operating revenues	$51.1	$52.7	$(1.6)	(3.0)	$140.4	$137.1	$3.3	2.4
Cost of energy	8.4	7.5	0.9	12.0	24.2	21.9	2.3	10.5
Gross margin	42.7	45.1	(2.4)	(5.3)	116.3	115.2	1.1	1.0
Other operating expenses	17.3	17.0	0.3	1.8	84.7	53.4	31.3	58.6
Depreciation and amortization	9.9	7.1	2.8	39.4	27.0	21.1	5.9	28.0
Operating income (loss)	15.5	21.1	(5.6)	(26.5)	4.5	40.7	(36.2)	(88.9)
Interest income	-	-	-	-	-	0.9	(0.9)	(100.0)
Other income (deductions)	1.7	0.4	1.3	325.0	2.7	1.3	1.4	107.7
Net interest charges	(4.2)	(5.8)	1.6	(27.6)	(13.6)	(19.7)	6.1	(31.0)
Earnings (loss) before income taxes	13.0	15.7	(2.7)	(17.2)	(6.3)	23.2	(29.6)	(127.2)
Income taxes	4.9	5.5	(0.6)	(10.9)	10.6	7.8	2.8	35.9
Segment earnings (loss)	$8.1	$10.2	$(2.1)	(20.6)	$(16.9)	$15.4	$(32.3)	(209.7)

The table below summarizes the significant changes to operating revenues, gross margin, earnings before income taxes and segment earnings:

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
			Earnings (Loss)				Earnings (Loss)
			Before	Segment			Before	Segment
	Total	Gross	Income	Earnings	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)	Revenues	Margin	Taxes	(Loss)
	(In millions)
Customer growth/usage	$(0.5)	$(0.5)	$(0.5)	$(0.3)	$2.4	$2.4	$2.4	$1.6
Hurricane Ike margin impact	(1.6)	(1.6)	(1.6)	(1.0)	(1.6)	(1.6)	(1.6)	(1.0)
PUCT order	-	-	(2.7)	(1.8)	1.0	1.0	(4.4)	(2.9)
Synergy savings credits	-	-	-	-	-	-	1.6	1.0
Financing costs	-	-	1.3	0.8	-	-	5.1	3.3
Operational costs	-	-	(0.3)	(0.2)	-	-	1.0	0.7
Impairment of goodwill	-	-	-	-	-	-	(34.5)	(34.5)
Other	0.5	(0.3)	1.1	0.4	1.5	(0.7)	0.8	(0.5)
Total increase	$(1.6)	$(2.4)	$(2.7)	$(2.1)	$3.3	$1.1	$(29.6)	$(32.3)

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Residential	$22.3	$23.4	$(1.1)	(4.7)	$55.4	$53.8	$1.6	3.0
Commercial	18.0	19.2	(1.2)	(6.3)	53.5	52.9	0.6	1.1
Industrial	3.5	2.1	1.4	66.7	10.0	5.6	4.4	78.6
Other	7.3	8.0	(0.7)	(8.8)	21.5	24.8	(3.3)	(13.3)
	$51.1	$52.7	$(1.6)	(3.0)	$140.4	$137.1	$3.3	2.4
Average customers (thousands(1))	230.3	226.8	3.5	1.5	229.0	225.8	3.2	1.4

(1)
Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy.  The average customers reported above include (in thousands) 111.0 and 135.3 and customers of TNMP Electric for the three months ended September 30, 2008 and 2007 and 118.3 and 139.4 customers for the nine months ended September 30, 2008 and 2007 who have chosen First Choice as their REP.  These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Gigawatt hours (1))
Residential	811.3	860.4	(49.1)	(5.7)	1,987.2	1,978.7	8.5	0.4
Commercial	618.6	664.8	(46.2)	(6.9)	1,679.5	1,687.6	(8.1)	(0.5)
Industrial	482.9	543.7	(60.8)	(11.2)	1,542.5	1,424.9	117.6	8.3
Other	28.8	26.4	2.4	9.1	81.5	74.5	7.0	9.4
	1,941.6	2,095.3	(153.7)	(7.3)	5,290.7	5,165.7	125.0	2.4

(1)
The GWh sales reported above include 467.2 and 651.4 GWhs for the three months ended September 30, 2008 and 2007 and 1,295.2 and 1,611.7 GWhs for the nine months ended September 30, 2008 and 2007 used by customers of TNMP Electric, who have chosen First Choice as their REP.  These GWhs are also included below in the First Choice segment.

In the third quarter, milder temperatures and customer conservation more than offset an increases in the average customer count.  In the first and second quarters, the increase in the average customer count more than offset milder temperatures, resulting in increases in sales volumes.  On a year-to-date basis, the increase in sales volumes and higher service fees approved by the PUCT increased operating revenues and gross margin.  Hurricane Ike, which struck the Gulf Coast in September 2008, reduced sales volumes, revenues and gross margin.  A decrease in the carrying cost rate on stranded costs resulted in a decrease to net earnings.  See Note 10.

Credits from synergy savings related to the acquisition of TNMP operations by PNMR were returned to customers from July 2005 through June 2007, as ordered by the PUCT.  The completion of the return of these savings in 2007 resulted in increased 2008 earnings.

Third quarter 2008 segment earnings also benefited from lower interest charges resulting from a $100 million long-term debt reduction in the second quarter of 2007 and the refinancing of $148.9 million of debt in the second quarter of 2008.

An impairment of goodwill amounting to $34.5 million was recorded in the three months ended June 30, 2008 as a result of the annual impairment assessment (See Note 17).

Operational costs include costs for materials and supplies, self-insurance, depreciation, shared services, employee labor, pension and benefits.  Increased shared service and incentive-based compensation costs in the third quarter were more than offset by savings during the first six months of 2008, primarily resulting from the business improvement plan.

PNM Gas

The table below summarizes the operating results for PNM Gas, which is classified as discontinued operations in the Condensed Consolidated Statements of Earnings (Loss):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Total operating revenues	$63.3	$59.5	$3.8	6.4	$379.3	$351.1	$28.2	8.0
Cost of energy	37.5	34.0	3.5	10.3	263.2	240.8	22.4	9.3
Gross margin	25.8	25.6	0.2	0.8	116.1	110.3	5.8	5.3
Other operating expenses	22.9	21.8	1.1	5.0	67.3	68.9	(1.6)	(2.3)
Depreciation and amortization	-	5.3	(5.3)	(100.0)	-	16.3	(16.3)	(100.0)
Operating income	3.0	(1.5)	4.5	(300.0)	48.8	25.1	23.7	94.4
Interest income	0.6	(0.1)	0.7	(700.0)	1.9	0.4	1.5	375.0
Other income (deductions)	0.1	0.1	-	-	0.2	0.3	(0.1)	(33.3)
Net interest charges	(3.4)	(3.9)	0.5	(12.8)	(9.9)	(9.7)	(0.2)	2.1
Earnings (loss) before income taxes	0.2	(5.4)	5.6	(103.7)	40.9	16.0	24.9	155.6
Income taxes	0.8	(2.1)	2.9	(138.1)	16.3	6.3	10.0	158.7
Segment earnings (loss)	$(0.6)	$(3.3)	$2.7	(81.8)	$24.6	$9.7	$14.9	153.6

The table below summarizes the significant changes to operating revenues, gross margin, earnings (loss) before income taxes and segment earnings:

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
			Earnings (Loss)				Earnings (Loss)
			Before	Segment			Before	Segment
	Total	Gross	Income	Earnings	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)	Revenues	Margin	Taxes	(Loss)
	(In millions)
Retail gas prices	$14.7	$-	$-	$-	$15.4	$-	$-	$-
Rate increase	-	-	-	-	5.1	5.1	5.1	3.1
Customer growth/usage	(1.9)	(0.2)	(0.2)	(0.1)	13.1	1.8	1.8	1.1
Off-system activities	(9.7)	(0.4)	(0.4)	(0.2)	(4.4)	(0.2)	(0.2)	(0.1)
Operational costs	-	-	-	-	-	-	2.4	1.4
Discontinuation of depreciation on assets	-	-	5.4	3.3	-	-	16.0	9.7
Other	0.7	0.8	0.8	(0.3)	(1.0)	(0.9)	(0.2)	(0.3)
Total increase (decrease)	$3.8	$0.2	$5.6	$2.7	$28.2	$5.8	$24.9	$14.9

The following table shows PNM Gas operating revenues by customer class included in earnings from discontinued operations within the presentation of Condensed Consolidated Statements of Earnings (Loss) and average number of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Residential	$39.5	$31.4	$8.1	25.8	$255.4	$232.1	$23.3	10.0
Commercial	14.1	10.4	3.7	35.6	77.8	71.0	6.8	9.6
Industrial	0.6	0.5	0.1	20.0	2.8	1.5	1.3	86.7
Transportation(1)	2.5	2.5	-	-	12.3	10.9	1.4	12.8
Other	6.6	14.7	(8.1)	(55.1)	31.0	35.6	(4.6)	(12.9)
	$63.3	$59.5	$3.8	6.4	$379.3	$351.1	$28.2	8.0
Average customers (thousands)	494.4	489.9	4.5	0.9	496.3	490.8	5.5	1.1

(1)	Customer-owned gas.

The following table shows PNM Gas throughput by customer class:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Thousands of Decatherms)
Residential	2,170.6	2,244.2	(73.6)	(3.3)	20,205.7	20,015.1	190.6	1.0
Commercial	1,059.9	1,138.3	(78.4)	(6.9)	7,131.2	7,287.7	(156.5)	(2.1)
Industrial	52.2	65.0	(12.8)	(19.7)	280.1	178.3	101.8	57.1
Transportation(1)	8,175.2	9,784.0	(1,608.8)	(16.4)	28,744.5	30,733.0	(1,988.5)	(6.5)
Other	348.1	1,773.7	(1,425.6)	(80.4)	2,338.1	3,598.7	(1,260.6)	(35.0)
	11,806.0	15,005.2	(3,199.2)	(21.3)	58,699.6	61,812.8	(3,113.2)	(5.0)

(1)	Customer-owned gas.

Due to the pending sale of the PNM Gas business, the Company is reporting this segment as discontinued operations as required under GAAP.  See Note 14.  Certain corporate items that historically were allocated to the PNM Gas segment cannot be included as discontinued operations and were reassigned to PNM Electric for previously reported periods.  These items include officer compensation, depreciation on common utility and shared-service assets, and postage costs.  The after-tax amount of costs reassigned in the three and nine months ended September 30, 2007 totaled $2.5 million and $8.0 million.  Beginning in 2008, these costs were reallocated among all PNMR business segments.

PNM Gas purchases natural gas in the open market and resells it at no profit to its sales-service customers.  As a result, increases or decreases in gas revenues driven by gas costs do not impact the gross margin or operating income of PNM Gas.  Increases or decreases to gross margin caused by changes in sales-service volumes represent margin earned on the delivery of gas to customers based on regulated rates.

On June 29, 2007, the NMPRC unanimously approved an increase in annual revenues of approximately $9 million for PNM Gas, which included a 9.53 percent return on equity.  See Note 10.  Implementation of this rate increase resulted in an increase to revenues and gross margin in 2008.

In the first and second quarters, customer growth resulted in increased operating revenues and gross margin.  This was partially offset by weather impacts, as temperatures across the service area were colder than normal levels early in the year, particularly in January, but were milder than temperatures experienced during the first quarter of 2007.  In the third quarter, reduced customer usage due to weather and conservation efforts more than offset the increase in customer growth, resulting in decreased operating revenues and gross margin.

Revenues from off-system activity increased during the first and second quarters due to increased gas prices, which were largely offset by increases in costs for the transactions.  In the second quarter of 2008, increased activity resulted in a slight increase to margin, which more than offset the slight decrease experienced in the first quarter due to reduced activity.  In the third quarter, decreased gas prices resulted in reduced revenues from off-system activity, and decreased activity also resulted in a decrease to margin.

Operational costs include costs for materials and supplies, self-insurance, shared services, employee labor, pension and benefits.  In the third quarter, cost savings resulting from the business improvement plan offset increases in incentive-based compensation costs.  On a year-to-date basis, these cost savings more than offset increases in costs.

Due to the pending sale of the gas business, the assets held for sale have not been depreciated in accordance with SFAS 144. If PNM Gas was not treated as discontinued operations, depreciation of $5.4 million and $16.1 million would have been recorded in the three and nine months ended September 30, 2008.

Altura

Effective June 1, 2007, PNMR contributed Altura, including the Twin Oaks business, to EnergyCo.  See Note 2.  Accordingly, Altura’s results of operations are included in PNMR for the nine months ended September 30, 2007, but not in 2008.

First Choice

The table below summarizes the operating results for First Choice:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Total operating revenues	$215.0	$177.7	$37.3	21.0	$461.4	$463.3	$(1.9)	(0.4)
Cost of energy	206.0	159.2	46.8	29.4	469.3	395.9	73.4	18.5
Gross margin	9.1	18.5	(9.4)	(50.8)	(7.9)	67.4	(75.3)	(111.7)
Other operating expenses	30.5	13.6	16.9	124.3	118.8	41.7	77.1	184.9
Depreciation and amortization	0.6	0.5	0.1	20.0	1.7	1.4	0.3	21.4
Operating income (loss)	(22.1)	4.5	(26.6)	(591.1)	(128.4)	24.3	(152.7)	(628.4)
Interest income	0.4	0.5	(0.1)	(20.0)	1.3	1.5	(0.2)	(13.3)
Other income (deductions)	0.2	0.1	0.1	-	0.1	0.1	-	-
Net interest charges	(1.8)	(0.6)	(1.2)	200.0	(2.5)	(1.8)	(0.7)	38.9
Earnings (loss) before income taxes	(23.3)	4.4	(27.7)	(629.5)	(129.4)	24.1	(153.5)	(636.9)
Income taxes (benefit)	(6.8)	1.7	(8.5)	(500.0)	(28.4)	9.1	(37.5)	(412.1)
Segment earnings (loss)	$(16.5)	$2.7	$(19.2)	(711.1)	$(101.0)	$15.0	$(116.0)	(773.3)

The following table summarizes the significant changes to operating revenues, gross margin, earnings (loss) before income taxes, and segment earnings (loss):

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
			Earnings (Loss)				Earnings (Loss)
			Before	Segment			Before	Segment
	Total	Gross	Income	Earnings	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)	Revenues	Margin	Taxes	(Loss)
	(In millions)
Customer growth/usage	$(19.0)	$(2.1)	$(2.1)	$(1.3)	$(25.0)	$(8.2)	$(8.2)	$(5.3)
Hurricane Ike	(4.2)	(3.3)	(3.3)	(2.1)	(4.2)	(3.3)	(3.3)	(2.1)
Retail margins	54.2	3.3	3.3	2.1	69.7	(16.9)	(16.9)	(11.0)
LBCS bankruptcy	-	(3.9)	(3.9)	(2.5)	-	(3.9)	(3.9)	(2.5)
Trading margin	5.7	5.7	5.7	3.7	(41.6)	(41.6)	(41.6)	(26.8)
Unrealized economic hedges	0.6	(9.1)	(9.1)	(5.9)	(0.8)	(1.4)	(1.4)	(0.9)
Bad debt expense	-	-	(6.4)	(4.2)	-	-	(11.0)	(7.2)
Other operational costs	-	-	(2.6)	(1.7)	-	-	(7.6)	(4.9)
Impairment of goodwill and other intangible assets	-	-	(7.9)	(7.3)	-	-	(58.5)	(55.3)
Other	-	-	(1.4)	-	-	-	(1.1)	-
Total increase (decrease)	$37.3	$(9.4)	$(27.7)	$(19.2)	$(1.9)	$(75.3)	$(153.5)	$(116.0)

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Dollars in millions)
Residential	$144.9	$124.1	$20.8	16.8	$331.3	$298.1	$33.2	11.1
Mass-market	16.7	16.2	0.5	3.1	46.3	50.5	(4.2)	(8.3)
Mid-market	42.7	40.5	2.2	5.4	116.1	109.5	6.6	6.0
Trading gains (losses)	0.1	(5.7)	5.8	(101.8)	(48.9)	(7.3)	(41.6)	569.9
Other	10.6	2.6	8.0	307.7	16.6	12.5	4.1	32.8
	$215.0	$177.7	$37.3	21.0	$461.4	$463.3	$(1.9)	(0.4)
Actual customers (thousands)(1,2)	233.8	258.6	(24.8)	(9.6)	233.8	258.6	(24.8)	(9.6)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)	Due to the competitive nature of First Choice’s business, actual customer count at September 30 is presented in the table above as a more representative business indicator than average customers.

The following table shows First Choice GWh electric sales by customer class:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	%	2008	2007	Change	%
	(Gigawatt hours) (1)
Residential	772.9	886.5	(113.6)	(12.8)	2,045.8	2,139.5	(93.7)	(4.4)
Mass-market	73.1	101.3	(28.2)	(27.8)	236.1	312.7	(76.6)	(24.5)
Mid-market	340.8	348.9	(8.1)	(2.3)	924.1	944.5	(20.4)	(2.2)
Other	2.7	11.3	(8.6)	(76.1)	12.5	21.6	(9.1)	(42.1)
	1,189.5	1,348.0	(158.5)	(11.8)	3,218.5	3,418.3	(199.8)	(5.8)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

For the third quarter and year-to-date 2008, a decrease in customers and lower MWh sales decreased segment earnings compared to 2007.  An increase in the average retail sales price over 2007 levels, largely related to higher purchased power costs, resulted in increased sales revenues.  Other revenues increased retail margins as a result of higher discretionary fees in 2008.  However, the impact of Hurricane Ike resulted in additional lower sales and selling excess power at prices lower than purchased prices, which resulted in lower segment earnings for the quarter.  In addition, First Choice had forward purchase power contracts with LBCS through March 2009.  As a result of LBCS’s recent bankruptcy, First Choice terminated their contracts with LBCS effective September 24, 2008 and recognized a $3.9 million loss as settled purchase power contracts.  The $3.9 million loss consisted of $2.2 million previously recorded in earnings as unrealized losses on economic hedges and $1.7 million of power purchases under normal contracts not previously recorded in earnings. These power supply contracts have since been replaced with other counterparties and are expected to substantially offset the $3.9 million loss in future months.  Recognizing this forward loss in the third quarter, in addition to cumulative higher purchase power costs resulted in lower average retail margins versus last year.  A delay in implementing price increases on fixed price term customer renewals, coupled with contractual limitations on monthly price increases for floating rate customers, prevented First Choice from recouping the dramatic increase in purchase power costs in the second quarter.  The customer renewal process has since been automated and contractual limitations on monthly price increases have been significantly changed to reduce First Choice’s exposure to future price volatility.  Year-to-date losses on unrealized economic hedges represent unrealized fair value estimates related to forward energy contracts and are not necessarily indicative of the amounts that will be realized upon settlement.

For the nine months ended September 30, a decrease in trading margins from a $7.3 million loss in 2007 to a $48.9 million loss in 2008 resulted in an after-tax $26.8 million decrease in segment earnings.  The losses were primarily the result of a series of speculative forward trades that arbitraged basis differentials among certain ERCOT delivery zones.  Because of continued market volatility and the concern that the forward basis market would continue to deteriorate, First Choice decided to end any further speculative trading.  First Choice had flattened some of its speculative positions with

LBCS contracts.  Due to their bankruptcy, some of the First Choice’s speculative exposure was re-opened.  The speculative portion of the LBCS contracts was a loss position of $3.3 million.  However, these contracts were subsequently replaced with other counterparties resulting in no material net change in First Choice’s future position.  Of the speculative trading losses, $7.8 million has not cash settled at September 30, 2008.  The majority of these positions will cash settle before December 31, 2008.  No significant additional costs are expected related to speculative trading.

Year-to-date 2008, impairments of goodwill of $49.5 million and the First Choice trade name of $9.0 million pre-tax (aggregating $55.3 million after-tax) were recorded as a result of the annual impairment assessment (See Note 17).

Other operational costs include costs for customer acquisition and service, as well as shared services, employee labor, pension, and benefits.  Increased operational costs including higher bad debt expense resulted in a decrease to segment earnings for both the third quarter and year-to-date 2008.  Unfavorable operating costs were driven largely by an increase in bad debt expense as a result of residual billing system conversion issues, increased customer churn, and higher average bills.

Corporate and Other

The following table summarizes the significant changes to operating revenues, gross margin, earnings (loss) before income taxes, and segment earnings (loss):

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
			Earnings (Loss)				Earnings (Loss)
			Before	Segment			Before	Segment
	Total	Gross	Income	Earnings	Total	Gross	Income	Earnings
	Revenues	Margin	Taxes	(Loss)	Revenues	Margin	Taxes	(Loss)
	(In millions)
Intercompany eliminations	$5.8	$-	$-	$-	$9.9	$-	$-	$-
EnergyCo formation costs	-	-	-	-	-	-	4.2	2.5
Loss on contribution of Altura	-	-	-	-	-	-	7.0	4.2
Equity in earnings of EnergyCo	-	-	(12.1)	(7.3)	-	-	(41.3)	(24.9)
Business improvement plan	-	-	2.1	1.3	-	-	(2.0)	(1.2)
Divestiture related costs	-	-	(4.1)	(2.5)	-	-	(4.5)	(2.7)
Financing	-	-	(1.1)	(0.7)	-	-	(3.7)	(2.2)
Effects of settlement with IRS	-	-	-	-	-	-	(4.7)	(18.8)
Altura property tax true up	-	-	(2.1)	(1.3)	-	-	(2.1)	(1.3)
Other	(0.3)	(0.2)	0.3	1.0	(0.6)	(0.4)	4.4	2.6
Total increase (decrease)	$5.5	$(0.2)	$(17.0)	$(9.5)	$9.3	$(0.4)	$(42.7)	$(41.8)

The Corporate and Other segment includes consolidation eliminations of revenue and expense between TNMP and First Choice.  In 2007, PNMR incurred costs associated with formation of EnergyCo as well as a loss on the contribution of Altura to EnergyCo.  Corporate and Other results also include earnings associated with EnergyCo.  Further explanation of equity in earnings of EnergyCo is shown below.  Corporate and Other also includes costs to achieve savings such as severances and consulting costs associated with the business improvement plan to reduce costs and improve processes in future years.  In addition, costs incurred in 2008 associated with the planned divestiture of the gas business are included in the Corporate and Other segment.  Increased financing charges in 2008 resulted from remarketing of the debt component of equity-linked units at a higher interest rate, offset partially by lower short-term borrowings and lower short-term interest rates.  In 2007 the Corporate and Other segment includes favorable tax decisions regarding previously unrecognized tax benefits, including a settlement with the IRS that had a $16.0 million non-recurring impact on income taxes.  In addition, there was a true up in property taxes in 2007 related to Twin Oaks for periods prior to its contribution to EnergyCo.

EnergyCo

The table below summarizes the operating results for EnergyCo:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(In millions)
Total operating revenues	$414.1	$100.5	$313.6	$892.6	$114.8	$777.8
Cost of energy	357.8	56.4	301.4	814.9	61.0	753.9
Gross margin	56.3	44.0	12.3	77.7	53.8	23.9
Other operating expenses	47.2	12.2	35.0	99.7	17.7	82.0
Depreciation and amortization	7.7	5.8	1.9	22.9	7.3	15.6
Operating income (loss)	1.4	26.0	(24.6)	(44.8)	28.8	(73.6)
Other income (deductions)	-	0.2	(0.2)	0.7	0.3	0.4
Net interest charges	(3.7)	(7.0)	3.3	(15.0)	(7.8)	(7.2)
Earnings (loss) before income taxes	(2.2)	19.2	(21.4)	(59.1)	21.3	(80.4)
Income tax (benefit) on margin	0.1	0.4	(0.3)	(0.2)	0.4	(0.6)
Net earnings (loss)	$(2.3)	$18.8	$(21.1)	$(58.9)	$20.9	$(79.8)

50 percent of net earnings (loss)	$(1.2)	$9.4	$(10.6)	$(29.5)	$10.4	$(39.9)
Plus amortization of basis difference in EnergyCo	(0.3)	1.1	(1.4)	0.4	1.7	(1.3)
PNMR Equity in net earnings (loss) of EnergyCo	$(1.5)	$10.6	$(12.1)	$(29.1)	$12.2	$(41.3)

PNMR evaluates the results of operation of EnergyCo on an earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) basis.  In this evaluation of EnergyCo, PNMR also excludes purchase accounting amortization recorded in accordance with SFAS 141, speculative trading and mark to market on forward economic hedges.

SFAS 141 requires that EnergyCo individually value each asset and liability received in the Altura and Altura Cogen Power Plant transactions and initially record them on its balance sheet at the determined fair value.  For both transactions, this accounting results in a significant amount of amortization since the acquired contracts’ pricing terms differ significantly from fair value at the date of acquisition and emission allowances, while acquired from government programs without future cost to EnergyCo, have historically had significant market value.  During the three months and nine months ended September 30, 2008, EnergyCo recorded amortization of contracts acquired of $6.2 million and $7.1 million, which is recorded in operating revenues, and amortization of emission allowances of $4.2 million and $9.5 million, which is recorded in cost of sales.

In July 2008, a federal appeals court ruling by the U.S. Court of Appeals for the District of Columbia Circuit Court invalidated CAIR.  This ruling appears to remove the need for emissions allowance credits under the CAIR program.  EnergyCo has inventory of emissions allowances from the purchase of the Altura Cogen plant and contribution of the Twin Oaks plant.  As of September 30, 2008, EnergyCo recorded a pre-tax write off of $31.7 million for all inventory under the CAIR program.  EnergyCo has $117.6 million in inventory for other emission allowances not related to the CAIR program.

The contribution of Altura created a basis difference between PNMR’s recorded investment in EnergyCo and 50 percent of EnergyCo’s equity.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  For the three months and nine months ended September 30, 2008, the basis difference adjustment detailed above relates mainly to contract amortization with insignificant offsets related to the other minor basis difference components.

EnergyCo has a hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales under SFAS 133 are derivative instruments that are required to be marked to market.  Changes in the fair value of economic hedges resulted in an increase in net earnings of $28.3 million in the three months ended September 30, 2008 and a reduction of net earnings of $10.7 million in the nine months ended September 30, 2008 as a result of higher power prices.  Due to the extreme market volatility experienced in the first quarter of 2008 in the ERCOT market, EnergyCo made the decision to exit the speculative trading business and close out the speculative trading positions.  In May 2008, EnergyCo closed out all remaining speculative positions.  EnergyCo recognized speculative trading losses of $2.4 million in the first quarter of 2008 and less than $0.1 million in the second and third quarters of 2008 combined.  No additional costs are expected related to speculative trading.

Results of operations for EnergyCo for the three months ended September 2008 primarily include the operations of Altura and Altura Cogen operating stations.  Altura was contributed to EnergyCo on June 1, 2007 and EnergyCo acquired Altura Cogen on August 1, 2007.  Both generation stations continue to have strong performance in 2008, with Altura Cogen’s availability exceeding that of the same period in 2007.  In addition, Altura’s availability earned additional capacity payments in 2008 not earned in the same period last year.  Since primary operations of EnergyCo did not commence until the contribution of Altura, the earnings for the nine months ended September 30, 2007 only reflect start-up costs, four months of Altura operations and two months of Altura Cogen operations.

The assets of Altura transferred to EnergyCo included the development rights for a possible 600-megawatt expansion of the Twin Oaks plant, which was classified as an intangible asset.  EnergyCo made a strategic decision not to pursue the Twin Oaks expansion at this time and wrote off the development rights as an impairment of intangible assets amounting to $21.8 million in the second quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2008 compared to 2007 are summarized as follows:

	Nine Months Ended September 30,
	2008	2007	Change
		(In millions)

Net cash flows from operating activities	$64.1	$127.0	$(62.9)
Net cash flows from investing activities	(209.9)	19.3	(229.2)
Net cash flows from financing activities	395.2	(252.9)	648.1
Net change in cash and cash equivalents	$249.4	$(106.7)	$356.0

The change in PNMR’s cash flows from operating activities reflects lower earnings after adjustments to reconcile to cash flows from operations due primarily to results of operations at First Choice as well as increased margin calls due to an increase in commodity prices at First Choice. The decrease in operating cash flows is partially offset by settlements in 2007 of 2006 TNMP liabilities to REPs related to retail competition in Texas as ordered under TECA and payments in 2007 of 2006 incentive based compensation accruals.

The change in cash flows from investing activities reflects net distributions from EnergyCo in 2007 related to the contribution of Altura, partially offset by less cash used at PNM for utility plant additions in 2008 compared to 2007 when the expansion of the Afton plant, the purchase of assets underlying a portion of PNVGS leased by PNM, and corporate software upgrades impacted cash flows.

The change in cash flows from financing activities reflects the issuance of common stock by PNMR in connection with the settlement of equity purchase obligations of the holders of publicly held equity-linked units and the issuance of long-term debt by PNMR and PNM, partially offset by the redemption of long-term debt by PNM.  In addition, PNMR had increased short-term borrowings in 2008.  At TNMP, the redemption of long-term debt was offset by new short-term borrowings.  Cash flows from financing activities continued to fund construction expenditures as well as strengthen the Company’s liquidity position.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock.  The main focus of PNMR’s current construction program is upgrading generation resources, including pollution control equipment, upgrading and expanding the electric and gas transmission and distribution systems, and purchasing nuclear fuel.  On August 11, 2008, the Board declared the regular quarterly dividend on common stock of $0.125 per share, which represents a reduction of 46 percent from the previous quarter. PNMR’s indicated annual dividend rate is $0.50 per share. The Board took this action to improve the Company’s liquidity and set a new foundation for long-term value creation.  The reduction also better aligns PNMR’s dividend yield with industry averages.  The Board also declared a regular quarterly dividend on common stock of $0.125 per share on September 16, 2008.  Projections, including amounts expended through September 30, 2008, for total capital requirements for 2008 are $414.4 million, including construction expenditures of $356.6 million.  Total capital requirements for the years 2008-2012 are projected to be $1,983.6 million, including construction expenditures of $1,741.4 million.  This projection includes $81.0 million for the SJGS environmental project to install low NOX combustion control and mercury reduction technologies, as well as equipment to increase SO2 controls.  These estimates are under continuing review and subject to on-going adjustment, as well as to Board review and approval.

During the first nine months of 2008, the Company utilized cash from the debt arrangements described above, cash generated from operations and cash on hand, as well as its liquidity arrangements, to meet its capital requirements and construction expenditures.  During the nine months ended September 30, 2008, PNM also received $6.6 million from draws under its $20 million of pollution control revenue bonds issued by the City of Farmington, New Mexico.

TNMP has $167.7 million in senior unsecured notes that mature in January 2009, PNM has $36.0 million of PCRBs that will be remarketed in July 2009, and PNMR has $100.0 million in the debt component of its privately held equity-linked units that currently are scheduled to mature in 2010, but as discussed below, the debt component of the equity-linked units will be remarketed in 2008 and the maturity may be extended if the remarketing is successful.  PNMR and its subsidiaries have no other long-term debt that comes due prior to 2016, except for $13.2 million that is due in installments through 2013.

As discussed in Note 22 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K, EnergyCo purchased an electric generating plant in August 2007 for $477.9 million, after working capital adjustments, for which PNMR and ECJV each made a cash contribution to EnergyCo of $42.5 million.  In addition, EnergyCo has announced an agreement for the co-development of an additional generating unit for which its share of the construction costs is anticipated to be approximately $215 million, including financing costs.  To the extent EnergyCo’s credit facility should be insufficient to finance the current project or additional projects, PNMR and ECJV may, at their option, provide additional funds to EnergyCo.  Likewise, if EnergyCo undertakes additional projects, which require funds that would exceed the capacity of its current credit facility and EnergyCo is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV.  PNMR is unable to predict if additional funding will be required or, if required, the amount or timing of additional funds that would be provided to EnergyCo.

Financing Activities

On March 7, 2008, TNMP entered into a $150 million short-term loan agreement with two lenders.  On April 9, 2008, TNMP borrowed $150.0 million under this agreement and used the proceeds to redeem the remaining $148.9 million of its 6.125% senior unsecured notes prior to the maturity date of June 1, 2008.  The $150.0 million borrowing under this agreement was repaid in October 2008, through borrowing under the TNMP Facility.

On May 5, 2008, PNM entered into the Term Loan Agreement that matures April 30, 2009 in an aggregate principal amount of up to $300.0 million, which capacity was reduced to $150.0 million on May 28, 2008.  On May 8, 2008, PNM entered into the $100.0 million Reimbursement Agreement, which allows PNM to obtain standby letters of credit up to the aggregate amount of $100.0 million at any time prior to April 30, 2009.  No borrowings have been made and no letters of credit have been issued under these arrangements.

As described in Note 7, in May 2008, PNM issued $350.0 million of senior unsecured notes and PNMR remarketed the senior unsecured notes component of its publicly held equity-linked units.  The proceeds from the remarketed senior notes amounted to $247.3 million and were utilized by the holders of the equity-linked units to satisfy their obligations to purchase 9,403,412 shares of PNMR’s common stock for the same aggregate amount on May 16, 2008.  In connection with the remarketing, PNMR issued an additional $102.7 million of new senior unsecured notes for an aggregate offering of $350.0 million.

On October 31, 2008, TNMP entered into the $100 million TNMP Bridge Facility to provide an additional source of funds that would be available in order to repay TNMP’s $167.7 million of senior unsecured notes that mature January 15, 2009.  The TNMP Bridge Facility allows for other lenders to be added to bring the total amount up to a maximum of $150 million and TNMP is in discussions with several other potential lenders to obtain commitments to fill out the facility.  The TNMP Bridge Facility provides for a single draw of funds after January 1, 2009 and through January 15, 2009 solely for the purpose of repaying TNMP’s senior unsecured notes maturing January 15, 2009.  Any amount drawn will be due March 30, 2009 and the facility will expire if funds are not drawn by January 15, 2009.  In the event the facility is not expanded to $150 million, there is no obligation for the lenders to fund unless PNMR agrees to provide funds to bring the total to $150 million.  The TNMP Bridge Facility includes customary covenants, including requirements to maintain a maximum consolidated debt-to-consolidated capitalization ratio.

As discussed in Note 7, PNMR’s privately held equity-linked units contain mandatory obligations under which the holders are required to purchase for cash, $100.0 million of PNMR common or preferred stock in November 2008.  The equity-linked units also provide that, prior to settlement of those purchase obligations, the $100.0 million aggregate principal amount of senior notes that are components of the equity-linked units, which are scheduled to mature in 2010, will be remarketed beginning November 7, 2008.  The maturity date of the senior notes may be extended in the remarketing and the interest rate will be reset to a level designed to achieve a successful remarketing of the notes.  If the remarketing is successful, PNMR will receive $100.0 million in cash for its equity securities and the debt will continue to mature in 2010, or such later date established in the remarketing.  In addition, PNMR may purchase up to $90.0 million principal amount of the notes in the remarketing, which notes would be cancelled thereby reducing the amount of notes outstanding.  If the remarketing is not successful on the final remarketing date of November 12, 2008, the holder of the equity-linked units may satisfy its obligations to purchase PNMR equity securities by tendering the debt to PNMR instead of paying cash for the equity securities, the equity securities will be issued, and the debt will be cancelled without requiring payment in cash by PNMR.  As discussed below, the credit ratings of PNMR’s debt were downgraded in April and May of 2008.  There has also been an overall deterioration of the credit markets in general.  Because of the current turmoil in the credit markets, PNMR can provide no assurance that the remarketing will be successful.

As discussed in Note 2, on January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprise the PNM Gas segment, for $620 million in cash, subject to regulatory approval by the NMPRC and other conditions.  The parties may terminate the agreement under certain circumstances.  PNMR expects to use the net after-tax proceeds of this transaction to retire debt, fund future electric capital expenditures and for other corporate purposes.

In addition to cash that may be received from the issuance of equity securities during the settlement of PNMR’s privately held equity-linked units, the sale of PNM Gas, and its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements and the repayment of senior unsecured notes during the 2008-2012 period.

PNMR has an effective universal shelf registration statement for the issuance of debt securities, common stock, preferred stock, purchase contracts, purchase contract units and warrants.  As of October 30, 2008, PNMR had approximately $150.0 million of remaining unissued securities under this universal shelf registration statement.  In addition, in August 2006, PNMR filed a new automatically effective shelf registration statement with the SEC for common stock and in April 2008, PNMR filed a new automatically effective shelf registration statement for debt securities.  These new registration statements can be amended at any time to include additional securities of PNMR.  As a result, these new shelf registration statements have unlimited availability, subject to certain restrictions and limitations.

PNMR offers new shares of PNMR common stock through the PNMR Direct Plan and an equity distribution agreement.  The equity distribution agreement is currently suspended.  From January 1, 2008 through October 30, 2008, PNMR had sold a total of 185,499 shares of its common stock through the PNMR Direct Plan for net proceeds of $2.4 million.

In April 2008, PNM filed a new shelf registration statement for the issuance of $750 million of senior unsecured notes that was declared effective on April 29, 2008.  As of October 30, 2008, PNM had $600.0 million of remaining unissued securities registered under this and a prior shelf registration statement.

At October 30, 2008, the Company had short-term debt outstanding of $778.7 million.  In addition, the Company has scheduled maturities of long-term debt aggregating $205.6 million prior to September 30, 2009.  The Company is exploring financial alternatives to meet these obligations.  Although accessing the capital markets at the current time could be difficult as well as costly, the Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets in the longer term will provide sufficient resources to meet the Company’s capital requirements and retire or refinance its senior unsecured notes at maturity.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.  However, if the current market difficulties continue for an extended period of time or worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire.  In such event, the Company would seek to improve cash flows by reducing capital expenditures and would consider seeking authorization for the issuance of first mortgage bonds in order to improve access to the capital markets, as well as any other alternatives that may remedy the situation at that time.

The Company’s ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial markets.

On April 18, 2008, S&P lowered the credit ratings for PNMR, PNM, and TNMP and placed them on credit watch for possible additional downgrades.  On May 6, 2008, S&P again lowered the credit ratings for PNMR, PNM, and TNMP and the outlook was changed to stable for all entities.  On April 25, 2008, Moody’s lowered the credit ratings for PNMR and PNM and continued a review for possible downgrade, while reaffirming TNMP’s ratings with a negative outlook.  On May 23, 2008, Moody’s changed the outlook for PNMR and PNM from rating under review for possible downgrade to negative.  The ratings actions have increased borrowing costs for PNMR and PNM and could increase future borrowing costs for PNMR, PNM, and TNMP. In addition, certain contractual arrangements require that the Company obtain commercial insurance for risks that were previously self-insured.  On October 2, 2008, Fitch Ratings announced credit ratings for PNMR, PNM, and TNMP.  As of October 30, 2008, ratings on the Company’s securities were as follows:

	PNMR	PNM	TNMP

S&P
Senior unsecured notes	BB-	BB+	BB+
Commercial paper	B-2	B-2	*
Preferred stock	*	B	*
Moody’s
Senior unsecured notes	Ba2	Baa3	Baa3
Commercial paper	NP	P-3	*
Preferred stock	*	Ba2	*
Fitch Ratings
Senior unsecured notes	BB	BB+	BBB-
Secured PCRBs	*	BBB-	*
Short-term borrowings	BB	BB+	BBB-
Preferred stock	*	BB	*

*  Not applicable

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

Liquidity

The Company’s principal liquidity arrangements include the PNMR Facility and the PNM Facility, both of which primarily expire in 2012, and the TNMP Facility, which expires in May 2009.  These facilities provide short-term borrowing capacity and also allow letters of credit to be issued, which reduce the available capacity under the facilities.  Both PNMR and PNM also have lines of credit with local financial institutions.

PNMR has a commercial paper program under which it may issue commercial paper for up to 270 days and PNM has a commercial paper program under which it may issue commercial paper for up to 365 days although these commercial paper programs are currently suspended and no commercial paper has been issued since March 11, 2008.  The commercial paper is unsecured and the proceeds are used for short-term cash management needs.  The PNMR Facility and the PNM Facility serve as support for the outstanding commercial paper.  Operationally, this means the aggregate borrowings under the commercial paper program and the revolving credit facility for each of PNMR and PNM cannot exceed the maximum amount of that entity’s revolving credit facility.

A summary of these arrangements as of October 30, 2008 is as follows:

	PNMR	PNM	TNMP	PNMR
	Separate	Separate	Separate	Consolidated
		(In millions)
Financing Capacity:
Revolving credit facility	$600.0	$400.0	$200.0	$1,200.0
Local lines of credit	10.0	8.5	-	18.5
Delayed draw term loan facility	-	150.0	-	150.0
Letter of credit facility	-	100.0	-	100.0
Total financing capacity	$610.0	$658.5	$200.0	$1,468.5

Commercial paper program maximum	$400.0	$300.0	$-	$700.0

Amounts outstanding as of October 30, 2008:
Commercial paper program	$-	$-	$-	$-
Revolving credit facility	288.7	340.0	150.0	778.7
Local lines of credit	-	-	-	-
Delayed draw term loan facility	-	-	-	-
Total short-term debt outstanding	288.7	340.0	150.0	778.7

Letters of credit	112.3	26.5	1.5	140.3

Total short term-debt and letters of credit	$401.0	$366.5	$151.5	$919.0

Remaining availability as of October 30, 2008	$209.0	$292.0	$48.5	$549.5
Cash and cash equivalents as of October 30, 2008	$147.4	$79.5	$8.4	$235.3

The above tables exclude short-term debt of Valencia, which at September 30, 2008 was zero.  See Note 16.  The TNMP Bridge Facility entered into on October 31, 2008 is not reflected in the above, since borrowings on it can only be made after January 1, 2009 and through January 15, 2009.  The remaining availability under the revolving credit facilities varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.   The above financing capacity and availability includes $14.5 million that represents the unfunded portion of the PNMR facility attributable to LBB.

As discussed in BUSINESS AND STRATEGY – Overview above and in Note 7, the recent disruption in the current credit markets has had a significant adverse impact on a number of financial institutions and several of the financial institutions that the Company deals with have been impacted. However, at this point in time, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future.

Off-Balance Sheet Arrangements

PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and the entire output of Delta, a gas-fired generating plant.  These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers.  In addition, PNMR issued both public and private equity-linked units in 2005, each of which consisted of a debt component and a purchase contract for PNMR’s equity securities.  The purchase contracts are forward transactions in the equity securities of PNMR that are not considered derivatives.  The debt component of the publicly held equity-linked units was remarketed in May 2008 and common stock was issued in exchange for cash received from the purchase contract component thereby ending that off-balance sheet arrangement.  See Note 7.  See MD&A – Off-Balance Sheet Arrangements and Notes 6 and 7 of Notes to Consolidated Financial Statements in the 2007 Annual Reports on Form 10-K.

Commitments and Contractual Obligations

PNMR, PNM and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations and certain other long-term liabilities that were summarized in a table of contractual obligations in the Current Report on Form 8-K filed March 14, 2008.

PNMR entered into a five-year contract on July 1, 2008 for the outsourcing of certain data processing services.  This contract has a five-year base period of performance and three one-year options.  The base contract requires payments aggregating $20.9 million over the five-year term.

Contingent Provisions of Certain Obligations

As discussed in the 2007 Annual Reports on Form 10-K, PNMR, PNM and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions.  Some of these, if triggered, could affect the liquidity of the Company.  The contingent provisions include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings and the requirement to provide security under certain contractual agreements. Based on additional credit facilities entered into by PNM and TNMP in May 2008, the Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions.

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include operating lease obligations as debt.

	September 30,	December 31,
	2008	2007
PNMR
Common equity	50.4%	50.0%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	49.3%	49.7%
Total capitalization	100.0%	100.0%

PNM
Common equity	55.7%	57.8%
Preferred stock	0.5%	0.5%
Long-term debt	43.8%	41.7%
Total capitalization	100.0%	100.0%

TNMP
Common equity	71.3%	57.8%
Long-term debt	28.7%	42.2%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

In May 2007, the U.S. Supreme Court held that the EPA had the authority to regulate greenhouse gas emissions (“GHG”) under the Clean Air Act.  This decision, coupled with an increased focus in Congress on legislation to address climate change, has heightened the importance of this issue for the energy industry.   Although there continues to be debate over the details and best design for state and federal programs, increased state and federal legislative and regulatory activities calling for regulation of GHG indicate that climate change protection legislation and/or regulation is likely in the future.  On July 30, 2008, EPA published the Greenhouse Gas Advanced Notice of Proposed Rulemaking (ANPR).  The ANPR represents EPA’s next step in responding to the Supreme Court case.  Although the ANPR identified, but did not choose among, options for GHG regulation, it enabled EPA to achieve meaningful progress on a foundation for future regulation of GHG.  In addition, several legislative initiatives are under consideration in Congress that would regulate GHG. While it appears unlikely that legislation will be adopted or regulation completed in 2008, the Company expects GHG to be regulated in the near- to medium-term.

In 2006 the Company became a founding member of the United States Climate Action Partnership (“USCAP”), a coalition currently consisting of 35 businesses and national environmental organizations calling on the federal government to enact national legislation to reduce GHG at the earliest practicable date.  In January 2007, after almost a year’s effort, USCAP released A Call To Action, a landmark set of principles and recommendations outlining a policy framework for federal climate protection legislation.   As a member of USCAP, the Company believes that a mandatory, economy-wide, market-driven approach that includes a cap and trade program, combined with other complementary state and federal policies, is the most cost effective and environmentally efficient means of slowing, stopping and reversing GHG.  The Company intends to continue working with USCAP, government agencies, and Congress to advocate for federal action to address this challenging environmental issue that is closely linked with the U.S. economy, energy supply, and energy security.

Pursuant to New Mexico law, each utility must submit an integrated resource plan every three years to evaluate renewable energy, energy efficiency, load management, distributed generation and conventional supply-side resources on a consistent and comparable basis.  The integrated resource plan is required to take into consideration risk and uncertainty of fuel supply, price volatility and costs of anticipated environmental regulations when evaluating resources options to meet supply needs of the Company’s customers.  The NMPRC issued an order in June  2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their integrated resource plans using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs with respect to years 2010 and thereafter.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.   The Company is required, however, to use these prices for purposes of its integrated resource plan, and the prices may not reflect the costs that it ultimately will incur.  The Company’s integrated resource plan was filed with the NMPRC on September 16, 2008. The analysis showed that incorporation of the NMPRC required carbon emissions costs did not significantly change the dispatch of existing facilities nor the resource decisions of future facilities over the next 20 years.  Much higher carbon emissions costs than assumed in the analysis are necessary to impact the dispatch of existing resources or future resource decisions. The primary consequence of carbon emissions costs was an increase to generation portfolio costs.

In  2007 five western states (Arizona, California, New Mexico, Oregon and Washington) entered into an accord, called the Western Regional Climate Action Initiative (the “WCI”), to reduce GHG from automobiles and certain industries, including utilities.  Since then, Montana, Utah, British Columbia, Manitoba, Ontario, and Quebec have joined as partners in the WCI.    The WCI released design recommendations for elements of a regional cap and trade program on September 23, 2008.  Under these recommendations, GHG from the electricity sector and fossil fuel consumption of the industrial and commercial sectors will be capped at then current levels and subject to regulation starting in 2012.  Over time, producers will be required to reduce their emissions of GHG.  At this point the WCI blueprint represents a recommended set of principles and guidelines.  Implementation of the design elements will fall to each state and province.  In New Mexico, this will require new legislation and/or rulemaking.  The Company expects to participate in the legislative and rulemaking process in New Mexico and will not be able to fully assess the implications of New Mexico regulation of GHG until the legislative and rulemaking processes have progressed significantly.

 The regulation of GHG is expected to have a material impact on the utility industry both in terms of increased costs associated with fossil fuels and increased opportunities associated with fuels other than fossil fuels, but it is premature to attempt to quantify the possible costs and other implications of these impacts on the Company.

Other Matters

See Notes 9 and 10 herein and Notes 16, 17 and 18 in the 2007 Annual Reports on Form 10-K for a discussion of commitments and contingencies, rate and regulatory matters and environmental issues facing the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires Company management to select and apply accounting policies that best provide the framework to report the results of operations and financial position for PNMR, PNM, and TNMP.  The selection and application of those policies requires management to make difficult, subjective and/or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements.  As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of September 30, 2008, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Forms 10-K for the year ended December 31, 2007.  The policies disclosed included the accounting for unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

MD&A FOR PNM

RESULTS OF OPERATIONS

PNM’s continuing operations are presented in the PNM Electric segment and is identical to the segment presented above in Results of Operations for PNMR.  PNM’s discontinued operations are presented in the PNM Gas segment, which is identical to the total earnings from discontinued operations, net of income taxes, shown on the Condensed Consolidated Statements of Earnings for both PNM and PNMR.  See Note 14.

MD&A FOR TNMP

RESULTS OF OPERATIONS

TNMP operates in only one reportable segment, TNMP Electric, as presented above in Results of Operations for PNMR.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Statements made in this filing that relate to future events or PNMR’s, PNM’s, or TNMP’s expectations, projections, estimates, intentions, goals, targets and strategies, are made pursuant to the Private Securities Litigation Reform Act of 1995.  Readers are cautioned that all forward-looking statements are based upon current expectations and estimates and PNMR, PNM, and TNMP assume no obligation to update this information.

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements.  PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements.  These factors include:

●
Conditions affecting the Company’s ability to access the financial markets or EnergyCo’s access to additional debt financing following the utilization of its existing credit facility, including actions by ratings agencies affecting the Company’s credit ratings, the economic downturn, and current turmoil in the credit markets,

●	State and federal regulatory and legislative decisions and actions, including the PNM and TNMP electric rate cases filed in 2008,
●	The risk that the closing of the pending sale of the PNM natural gas utility may not occur due to regulatory or other reasons,
●	The performance of generating units and transmission systems, including PVNGS, SJGS, Four Corners, and EnergyCo generating units, and transmission systems,
●
The risk that EnergyCo is unable to identify and implement profitable acquisitions, including development of the Cedar Bayou IV Generating Station, or that PNMR and ECJV will not agree to make additional capital contributions to EnergyCo,

●	The potential unavailability of cash from PNMR’s subsidiaries or EnergyCo due to regulatory, statutory or contractual restrictions,
●	The impacts of the decline in the values of marketable equity securities on the trust funds maintained to provide

●	pension and other postretirement benefits, including the levels of funding and expense,
●	The outcome of any appeals of the PUCT order in the stranded cost true-up proceeding,
●	The ability of First Choice to attract and retain customers,
●	Changes in ERCOT protocols,
●	Changes in the cost of power acquired by First Choice,
●	Collections experience,
●	Insurance coverage available for claims made in litigation,
●	Fluctuations in interest rates,
●	Weather,
●	Water supply,
●	Changes in fuel costs,
●	The risk that PNM Electric may incur fuel and purchased power costs that exceed the cap allowed under its Emergency FPPAC,
●	Availability of fuel supplies,
●	The effectiveness of risk management and commodity risk transactions,
●	Seasonality and other changes in supply and demand in the market for electric power,
●	Variability of wholesale power prices and natural gas prices,
●	Volatility and liquidity in the wholesale power markets and the natural gas markets,
●	Uncertainty regarding the ongoing validity of government programs for emission allowances,
●	Changes in the competitive environment in the electric and natural gas industries,
●	The ability to secure long-term power sales,
●
The risk that the Company and its subsidiaries and EnergyCo may have to commit to substantial capital investments and additional operating costs to comply with new environmental control requirements including possible future requirements to address concerns about global climate change,

●
The risks associated with completion of generation, including pollution control equipment at SJGS, and the EnergyCo Cedar Bayou IV Generating Station, transmission, distribution, and other projects, including construction delays and unanticipated cost overruns,

●	The outcome of legal proceedings, including pending appeals of PNM’s electric and gas rate cases and the Emergency FPPAC,
●	Changes in applicable accounting principles, and
●	The performance of state, regional, and national economies.

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, or TNMP’s 2007 Annual Report on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

For information about the risks associated with the use of derivative financial instruments see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

SECURITIES ACT DISCLAIMER

Certain securities described in this report have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws.  This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PNMR controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the Board.  The Board’s Finance Committee sets the risk limit parameters.  The RMC, comprised of corporate and business segment officers and other managers, oversees all of the risk management activities, which include commodity price, credit, equity, interest rate and business risks.  The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies.  PNMR has a risk control organization, headed by the Vice President - Treasurer, which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.

The RMC’s responsibilities specifically include: establishment of a general policy regarding risk exposure levels and activities in each of the business segments; authority to approve the types of instruments traded; authority to establish a general policy regarding counterparty exposure and limits; authorization and delegation of transaction limits; review and approval of controls and procedures; review and approval of models and assumptions used to calculate mark-to-market and risk exposure; authority to approve and open brokerage and counterparty accounts; review of hedging and risk activities; and quarterly reporting to the Board and its Finance Committee on these activities.

The RMC also proposes risk limits, such as VaR and EaR, to the Finance Committee.  The Finance Committee ultimately sets the risk limits.

It is the responsibility of each business segment to create its own control procedures and policies within the parameters established by the Finance Committee.  The RMC reviews and approves these policies, which are created with the assistance of the Corporate Controller, Director of Internal Audit and the Vice President - Treasurer.  Each business segment’s policies address the following controls:  authorized risk exposure limits; authorized instruments and markets; authorized personnel; policies on segregation of duties; policies on mark-to-market accounting; responsibilities for deal capture; confirmation procedures; responsibilities for reporting results; statement on the role of derivative transactions; and limits on individual transaction size (nominal value).

To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably.  As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results or financial position.

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent.  Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for the normal sales and purchases exception are recorded on the balance sheet at fair value at each period end.  The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met.  Should an energy transaction qualify as a cash flow hedge under SFAS 133, fair value changes are recognized on the balance sheet with a corresponding entry in other comprehensive income to the extent the transaction is an effective hedge.  The amounts in accumulated other comprehensive income are recognized in results of operations when the hedged transaction settles and impacts earnings.  Derivatives that meet the normal sales and purchases exception within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transaction settles.  The contracts recorded at fair value that do not qualify for hedge accounting are classified as trading transactions or economic hedges.  Trading transactions are defined as derivative instruments that are either speculative and expose the Company to market risk or transactions that lock in margin with no forward market risk and are not economic hedges.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to hedge generation assets, purchase power costs, and customer load requirements.

Commodity Risk

Marketing and procurement of energy often involve market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis.  These risks fall into three different categories:  price and volume volatility, credit risk of counterparties, and adequacy of the control environment.  The Company’s operations subject to market risk routinely enter into various derivative instruments such as forward contracts, option agreements and price basis swap agreements to hedge price and volume risk on their purchase and sale commitments, fuel requirements and to enhance returns and minimize the risk of market fluctuations.

PNM’s unregulated operations, including long-term contracts and short-term sales, are managed primarily through a net asset-backed marketing strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases.  PNM would be exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated.  If all or a portion of the net open contract position were required to be covered as a result of the aforementioned unexpected situations, commitments would have to be met through market purchases.  Additionally, PNM’s regulated generation capacity is inadequate to meet retail load requirements during certain peak times and PNM must rely on market purchases to meet these requirements.  As such, except to the extent costs are recoverable through the Emergency FPPAC, PNM is exposed to risks related to fluctuations in the market price of energy that could impact the sales price or purchase price of energy.  In 2008, PNM ended speculative trading.

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas.  TECA contains no provisions for the specific recovery of fuel and purchased power costs.  The rates charged to First Choice customers are negotiated with each customer.  As a result, changes in purchased power costs will affect First Choice’s operating results.  First Choice is exposed to market risk to the extent that its retail rates or cost of supply fluctuates with market prices.  Additionally, fluctuations in First Choice retail load requirements greater than anticipated may subject First Choice to market risk.  First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with supply instruments designed to preserve targeted margins.  As discussed in the results of operations for First Choice, in 2008 First Choice ended speculative trading.

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is based on current market quotes as available and are supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available.  External pricing input availability varies based on commodity location, market liquidity, and term of the agreement.  The Company regularly assesses the validity and availability of pricing data of its derivative transactions.  Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique.

Effective January 1, 2008, the Company determines the fair market values of its instruments based on the fair value hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  Multiple sources of broker data are referenced to triangulate reasonable ranges of values and to facilitate validation of Level 2 and Level 3 commodity transactions.

The following table shows the net fair value of mark-to-market energy contracts included in PNMR’s Condensed Consolidated Balance Sheet.  See Note 4 for additional information.

	September 30, 2008
	Trading	Economic Hedges	Total
	(In thousands)
Mark-to-market energy contracts:
Current asset	$50,635	$14,111	$64,746
Long-term asset	7,388	4,083	11,471
Total mark-to-market assets	58,023	18,194	76,217
Current liability	(65,082)	(19,997)	(85,079)
Long-term liability	(6,404)	(69)	(6,473)
Total mark-to-market liabilities	(71,486)	(20,066)	(91,552)

Net fair value of mark-to-market energy contracts	$(13,463)	$(1,872)	$(15,335)

	December 31, 2007
	Trading	Economic Hedges	Total
	(In thousands)
Mark-to-market energy contracts:
Current asset	$32,451	$15,060	$47,511
Long-term asset	8,335	37,359	45,694
Total mark-to-market assets	40,786	52,419	93,205
Current liability	(34,753)	(17,991)	(52,744)
Long-term liability	(7,610)	(47,564)	(55,174)
Total mark-to-market liabilities	(42,363)	(65,555)	(107,918)

Net fair value of mark-to-market energy contracts	$(1,577)	$(13,136)	$(14,713)

PNMR has elected not to offset the fair value amounts of derivative instruments under master netting arrangements or with the cash collateral associated with its derivative positions as elected under FSP FIN 39-1.

The following table details the changes in the net asset or liability balance sheet position from one period to the next for mark to market energy transactions:

	September 30, 2008
	Trading	Economic Hedges	Total
	(In thousands)
Sources of fair value gain (loss):
Fair value at beginning of year	$(1,577)	$(13,136)	$(14,713)
Adoption of SFAS 157	-	17,253	17,253
Adjusted beginning fair value	(1,577)	4,117	2,540
Amount realized on contracts delivered during period	37,539	12,985	50,524
Changes in fair value	(45,048)	(18,338)	(63,386)
Net change recorded as mark-to-market	(7,509)	(5,353)	(12,862)

Unearned/prepaid option premiums	(4,377)	(636)	(5,013)

Net fair value at end of period	$(13,463)	$(1,872)	$(15,335)

	September 30, 2007

	Trading	Economic Hedges	Total
	(In thousands)
Sources of fair value gain (loss):
Fair value at beginning of year	$926	$2,540	$3,466
Amount realized on contracts delivered during period	6,683	6,270	12,953
Changes in valuation techniques	301	(4,410)	(4,109)
Changes in fair value	(8,206)	(16,256)	(24,462)
Net change recorded as mark-to-market	(1,222)	(14,396)	(15,618)

Net fair value at end of period	$(296)	$(11,856)	$(12,152)

The following table provides the maturity of the net assets (liabilities) of PNMR, giving an indication of when these mark-to-market amounts will settle and generate (use) cash.  The following values were determined using broker quotes and option models:

Fair Value of mark-to-market instruments at September 30, 2008

	Less than
	1 year	1-3 Years	4+ Years	Total
		(In thousands)
Trading	$(14,447)	$984	$-	$(13,463)
Economic hedges	(5,886)	2,858	1,156	(1,872)
Total	$(20,333)	$3,842	$1,156	$(15,335)

The net change in fair value on PNMR’s commodity derivative instruments designated as hedging instruments is summarized as follows:

	Nine Months Ended
	September 30,
	2008	2007
Type of Derivative	Hedge Instruments
	(In thousands)
Change in fair value of energy contracts	$29,520	$(31,970)
Change in fair value of swaps and futures	(1,110)	4,924
Change in the fair value of options	(747)	(193)
Net change in fair value	$27,663	$(27,239)

As of September 30, 2008, PNMR had $0.6 million of net derivative assets and liabilities measured using Level 3 inputs (as defined in SFAS 157).  The fair value of these net Level 3 transactions is less than 1% of PNMR’s total fair value net asset and liability positions.  For the nine months ended September 30, 2008, changes in PNMR’s Level 3 transactions were primarily related to the June 2008 $15.7 million sale of PNM’s wholesale contracts.

Risk Management Activities

PNM measures the market risk of its long-term contracts and wholesale activities using a VaR calculation to maintain total exposure within management-prescribed limits.  The VaR calculation reports the possible market loss for the respective transactions.  This calculation is based on the transaction’s fair market value on the reporting date.  Accordingly, the VaR calculation is not a measure of the potential accounting mark-to-market loss.  PNM utilizes the Monte Carlo simulation model of VaR.  The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The VaR methodology employs the following critical parameters:  volatility estimates, market values of open positions, appropriate market-oriented holding periods and seasonally adjusted correlation estimates.  The VaR calculation considers PNM’s forward position for the next eighteen months.  PNM uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  The two-tailed confidence level established is 99%.  For example, if VaR is calculated at $10.0 million, it is estimated that in 990 out of 1000 market simulations the pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

PNM measures VaR for all transactions that are not directly asset related and have economic risk.  For the nine months ended September 30, 2008, the average VaR amount for these transactions was $0.3 million with high and low VaR amounts for the period of $0.9 million and zero.  The VaR amount for these transactions at September 30, 2008 was less than $0.1 million.  For the nine months ended September 30, 2007, the average VaR amount for these transactions was $1.3 million with high and low VaR amounts for the period of $2.8 million and $0.2 million.  The total VaR amount for these transactions at September 30, 2007 was $0.2 million.

First Choice measures the market risk of its activities using an EaR calculation to maintain PNMR’s total exposure within management-prescribed limits.  Because of its obligation to serve customers, First Choice must take certain contracts to settlement.  Accordingly, a measure that evaluates the settlement of First Choice’s positions against earnings provides management with a useful tool to manage its portfolio.  First Choice uses a held-to-maturity VaR calculation to approximate EaR. The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level and includes the retail load and supply portfolios. Management believes the VaR results are a reasonable approximation of the potential variability of earnings against forecasted earnings.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The EaR calculation considers First Choice’s forward position for the next twelve months and holds each position to settlement.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  For example, if EaR is calculated at $10.0 million, it is estimated that in 950 out of 1000 market scenarios calculated by the model the losses against the Company’s forecasted earnings over the next twelve months would not exceed $10.0 million.

For the nine months ended September 30, 2008, the average EaR amount was $18.1 million, with high and low EaR amounts for the period of $44.3 million and $6.1 million.  The total EaR amount at September 30, 2008 was $6.5 million.  For the nine months ended September 30, 2007, the average EaR amount for these transactions was $14.9 million, with high and low EaR amounts for the period of $27.1 million and $5.7 million.  The total EaR amount for these transactions at September 30, 2007 was $18.8 million.

In addition, First Choice utilizes two VaR measures to manage its market risk.  The first VaR limit is based on the same total portfolio approach as the EaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10-day holding period.  This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market.  The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was $1.2 million at September 30, 2008.  For the nine months ended September 30, 2008, the high, low and average mark-to-market VaR amounts were $12.1 million, $1.1 million and $4.6 million.  The VaR amount for these transactions was $1.3 million at September 30, 2007.  For the nine months ended September 30, 2007, the high, low and average mark-to-market VaR amounts were $6.2 million, $1.3 million and $3.9 million.

The second VaR limit was established for First Choice transactions that are subject to mark-to-market accounting as defined by SFAS 133.  This calculation captures the effect of changes in market prices over a 3-day holding period and utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was less than $0.1 million at September 30, 2008.  For the nine months ended September 30, 2008, the high, low and average mark-to-market VaR amounts were $3.5 million, less than $0.1 million and $0.7 million.  The VaR amount for these transactions was $0.8 million at September 30, 2007.  For the nine months ended September 30, 2007, the high, low and average mark-to-market VaR amounts were $4.4 million, $0.1 million and $1.6 million.

The Company's risk measures are regularly monitored by the Company's RMC.  The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.  As discussed in Results of Operations, First Choice experienced speculative pre-tax trading losses of $47.1 million in the first quarter of 2008. These transactions triggered exceedences of the EaR limit and the 10-day VaR limit. These occurrences resulted in numerous meetings between the RMC and First Choice management and ultimately the decision to exit the basis transactions and speculative trading.

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

Credit Risk

The Company manages credit for energy commodities on a consolidated basis and uses a credit management process to assess and monitor the financial conditions of counterparties.  Credit exposure is regularly monitored by the RMC. The RMC has put procedures in place to ensure that increases in credit risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.

The following table provides information related to PNMR’s credit exposure as of September 30, 2008.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties PNMR may have.

PNMR
Schedule of Credit Risk Exposure
September 30, 2008

			Net
	(b)	Number	Exposure
	Net	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)

External ratings:
Investment grade	$138,480	3	$102,795
Non-investment grade	2,885	-	-
Internal ratings:
Investment grade	2,705	-	-
Non-investment grade	266	-	-
Total	$144,336		$102,795

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

(b)
The Net Credit Risk Exposure is the net credit exposure from operations.  This includes long-term contracts, forward sales and short-term sales. The exposure captures the net amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms).  Exposures are offset according to legally enforceable netting arrangements and reduced by credit collateral.  Credit collateral includes cash deposits, letters of credit and performance bonds received from counterparties.  Amounts are presented before those reserves that are determined on a portfolio basis.

The following table provides an indication of the maturity of credit risk by credit ratings of the counterparties.

PNMR
Maturity of Credit Risk Exposure
September 30, 2008

			Greater	Total
	Less than		than	Net
Rating	2 Years	2-5 Years	5 Years	Exposure
		(In thousands)

External ratings:
Investment grade	$133,463	$4,279	$738	$138,480
Non-investment grade	2,885	-	-	2,885
Internal ratings:
Investment grade	2,705	-	-	2,705
Non-investment grade	266	-	-	266
Total	$139,319	$4,279	$738	$144,336

The Company provides for losses due to market and credit risk.  Credit risk for PNMR's largest counterparty as of September 30, 2008 and December 31, 2007 was $62.3 million and $77.2 million.

Interest Rate Risk

The remarketing of PNMR’s senior notes issued as part of the equity-linked units sold in October 2005 will begin on November 7, 2008.  The maturity date may be extended in the remarketing and the interest rate will be reset to a level designed to achieve a successful remarketing of the notes. If the remarketing of the debt is not successful, the maturity and interest rate of the debt will not change and holders of the equity-linked units will have the option of putting the senior notes to PNMR to satisfy their obligations under the purchase contracts. The credit ratings of PNMR’s debt were recently downgraded and there has been an overall deterioration of the credit markets in general. Although there can be no assurance, PNMR believes the remarketing will be successful.

PNMR has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of PNMR’s long-term debt is fixed-rate debt, and therefore, does not expose PNMR’s earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by approximately 2.7%, if interest rates were to decline by 50 basis points from their levels at September 30, 2008.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to reacquire all or a portion of its debt instruments in the open market prior to their maturity.

The securities held by PNM in the NDT and in trusts for pension and other post-employment benefits had an estimated fair value of $578.0 million at September 30, 2008, of which 27.9% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at September 30, 2008, the decrease in the fair value of the fixed-rate securities would be 3.3%, or $5.3 million.  PNM does not currently recover or return through rates any losses or gains on these securities.  The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $70.5 million at September 30, 2008, of which 22.2% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates.  If rates were to increase by 50 basis points from their levels at September 30, 2008, the decrease in the fair value of the fixed-rate securities would be 3.9%, or $0.6 million.  PNM, therefore, is at risk for shortfalls in its funding of its obligations due to investment losses, included those from the equity market and alternatives investment risks discussed below.

Equity Market Risk

The NDT and trusts established for PNM’s pension and post-employment benefits hold certain equity securities at September 30, 2008.  These equity securities also expose PNM to losses in fair value.  Equity securities comprised 53.3% of the securities held by the various trusts as of September 30, 2008.  PNM does not recover or earn a return through rates on any losses or gains on these equity securities.  The trusts established for TNMP’s pension and post-employment benefits hold certain equity securities.  These equity securities also expose TNMP to losses in fair value.  Equity securities comprised 47.8% of the securities held by the trusts as of September 30, 2008.  TNMP does not recover or earn a return through rates on any losses or gains on these equity securities.  There has been a significant decline in the general price levels of marketable equity securities in 2008, particularly in September and October.  The impacts of these declines will not be quantified until the next valuations are performed.  However, it is likely that increased levels of funding will be required and additional amounts will be recorded as expense.

Alternatives Investment Risk

The Company has a target of investing 20% of its pension assets in the alternatives asset class. This includes real estate, private equity, and hedge funds. The private equity and hedge fund investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value.  The valuation of the alternative asset class has also been impacted by the significant decline in the general price levels of marketable equity securities.

ITEM 4.  CONTROLS AND PROCEDURES

PNMR

Disclosure of controls and procedures

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

Changes in internal controls

There have been no changes in PNMR’s internal controls over financial reporting for the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting, except:

●	PNMR outsourced information technology backup and recovery and support services to a third party.
●	PNMR outsourced customer remittance process functions to a third party.

PNM

Disclosure of controls and procedures

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

Changes in internal controls

There have been no changes in PNM’s internal controls over financial reporting for the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting, except:

●	PNM outsourced information technology backup and recovery and support services to a third party.
●	PNM outsourced customer remittance process functions to a third party.

TNMP

Disclosure of controls and procedures

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

Changes in internal controls

There have been no changes in TNMP’s internal controls over financial reporting for the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting, except:

•	TNMP outsourced information technology backup and recovery and support services to a third party.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In addition, see Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM and TNMP, incorporated in this item by reference.

•	Citizen Suit Under the Clean Air Act
•	Navajo Nation Environmental Issues
•	Four Corners Federal Implementation Plan Litigation
•	Santa Fe Generating Station
•	Legal Proceedings discussed under the caption, “Western United States Wholesale Power Market”
•	TNMP True-Up Proceeding
•	San Juan River Adjudication
•	Gila River Indian Reservation Superfund Site

ITEM 1A.  RISK FACTORS

Any failure to meet our debt obligations could harm our business, financial condition and results of operations.

As of October 30, 2008, the Company had consolidated short-term debt outstanding of $778.7 million.  In addition, as of October 30, 2008, the Company had scheduled maturities of long-term debt aggregating $205.6 million due prior to October 30, 2009, including PNM’s $36.0 million aggregate principal amount of 4.0% senior unsecured notes PCRBs, due July 1, 2009 and TNMP’s $167.7 million aggregate principal amount of 6.25% senior unsecured notes due January 15, 2009.

PNMR has $100.0 million aggregate principal amount of 5.1% senior unsecured notes due August 16, 2010.  PNMR is obligated to remarket these notes beginning November 7, 2008, and if PNMR cannot remarket the notes, the holder of the notes has the right to put the notes to us on November 17, 2008 to satisfy its obligations under the related purchase contracts to purchase PNMR equity securities from us and we will not receive the $100 million of cash we would have otherwise received for the issuance PNMR equity securities.  If PNMR does successfully remarket the notes, it intends to purchase and cancel up to $90 million of the notes, and will have approximately $10 million in cash remaining after the purchase of such notes and the sale of the equity securities, which it expects to use to pay down outstanding borrowings under its revolving credit facility.

The Company is exploring financial alternatives to meet these obligations and currently believes that internal cash generation, credit arrangements, and access to the public and private capital markets will provide sufficient resources to meet capital requirements and retire or refinance the debt described above at maturity.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under current liquidity arrangements.

The credit ratings for the debt of PNMR, PNM, and TNMP were recently downgraded and in some instances are below investment grade.  There has also been an overall deterioration of the credit markets in general.  If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt.  In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a further reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and would result in an increase in the interest rates applicable under our credit facilities.  Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future, including payments on the notes.  If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

Impacts of Current Economic Conditions

There is currently a downturn in economic conditions worldwide that has varying degrees of impact on the areas in which the Company operates. In the event of a prolonged recession there may an overall reduction in the level of economic activity that might result in uncertainty regarding energy prices and declines in consumption, which could adversely affect future revenues, earnings and growth.  Current economic conditions also impact capital and commodity markets.  There currently exists what has been characterized as a “credit crisis” in the United States.  The uncertainty and instability of the financial markets may affect the Company’s ability to raise capital as well as increase the cost of additional capital.

Downturns in economic activity in certain areas could impact our customers, including lower levels of income and increased unemployment.  These factors may cause customers to be unable to pay their bills on time, which could impact our cash flows, and increase bad debt expense, which will impact results of operations.

Economic conditions also impact the supply of commodities and materials needed to construct or acquire utility assets, including concrete, copper, steel, and aluminum, as well as the availability of construction labor.  The cost of those items is also affected by economic conditions and could increase significantly over forecasted amounts.

The Company targets 57.5% of its pension trust funds and 70% of its trust funds for other postretirement benefits to be invested in marketable equity securities.  There has been a significant decline in the general price levels of marketable equity securities in 2008, particularly in September and October.  The impacts of these declines will not be quantified until the next actuarial valuation as of January 1, 2009, but it is likely that increased levels of funding will be required and additional amounts will be recorded as expense.

Except as stated above, as of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2007.

ITEM 6.  EXHIBITS

4.1	PNMR	Amended and Restated Purchase Contract Agreement, dated as of August 4, 2008, between PNMR and U.S. Bank National Association, as purchase contract agent

4.2	PNMR	Amended and Restated Pledge Agreement, dated as of August 4, 2008, between PNMR and U.S. Bank National Association

4.3	PNMR	Supplemental Indenture No.2, dated as of August 4, 2008 between PNMR and U.S. Bank National Association, as trustee

4.4	PNMR
Letter Agreement, dated as of August 4, 2008, among PNMR, Citigroup Global Markets Inc, and U.S. Bank National Association, amending and supplementing the Remarketing Agreement dated as of October 7, 2005

10.1**	PNMR	PNM Resources, Inc. Officer Retention Plan executed September 2, 2008

10.2**	PNMR	Second Amendment to the PNM Resources, Inc. Executive Spending Account executed August 28, 2008

10.3**	PNMR	Supplemental Employee Retirement Agreement for Patrick T. Ortiz executed October 21, 2008

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	PNM	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Designates each management contract or compensatory plan or arrangement required to be identified.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: November 5, 2008	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)