Form 10-Q
period 2009-06-30
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2009-08-05
CIK 22767, 81023, 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
577 N. Garden Ridge Blvd.
Lewisville, Texas 75067
(972) 420-4189

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

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES___    NO___  (NOTE:  No Interactive Data Files required to be submitted.)

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

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   ✓

As of July 28, 2009, 86,673,174 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of July 28, 2009 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of July 28, 2009 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY
Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Optim Energy Twin Oaks, LP; formerly known as Altura Power L.P.
Altura Cogen	Optim Energy Altura Cogen, LLC; formerly known as Altura Cogen, LLC (the CoGen Lyondell Power Generation Facility)
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
APB	Accounting Principles Board
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
Cal PX	California Power Exchange
Cascade	Cascade Investment, L.L.C.
Continental	Continental Energy Systems, L.L.C.
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Limited Partnership
DOE	Department of Energy
ECJV	ECJV Holdings, LLC
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	EnergyCo, LLC, a limited liability company, owned 50% by each of PNMR and ECJV; now known as Optim Energy
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG G	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
KWh	Kilowatt Hour
LBB	Lehman Brothers Bank, FSB, a subsidiary of LBH
LBH	Lehman Brothers Holdings Inc.
LCC	Lyondell Chemical Company
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMED	New Mexico Environment Department

NMGC	New Mexico Gas Company, a subsidiary of Continental
NMPRC	New Mexico Public Regulation Commission
NOX	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
OCI	Other Comprehensive Income
Optim Energy	Optim Energy, LLC, a limited liability company, owned 50% by each of PNMR and ECJV; formerly known as EnergyCo
PCRBs	Pollution Control Revenue Bonds
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Purchased Power Agreement
PRP	Potential Responsible Party
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
RCT	Reasonable Cost Threshold
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RFP	Request for Proposal
RMC	Risk Management Committee
SEC	United States Securities and Exchange Commission
SFAS	FASB Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act
Term Loan Agreement	PNM’s $300 Million Unsecured Delayed Draw Term Loan Facility
TNMP Bridge Facility	TNMP’s $100 Million Bridge Term Loan Credit Agreement
TNMP Facility	TNMP’s $200 Million Unsecured Revolving Credit Facility
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
Valencia	Valencia Energy Facility
VaR	Value at Risk

Accounting Pronouncements (as amended and interpreted):

FIN 46R	FIN 46R “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51”
FIN 48	FIN No. 48 “Accounting for Uncertainty in Income Taxes”
FSP FAS 157-2	FSP FAS 157-2 “Effective Date of FASB Statement No. 157”
SFAS 5	SFAS No. 5 “Accounting for Contingencies”
SFAS 57	SFAS No. 57 “Related Party Disclosures”
SFAS 106	SFAS No. 106 “Employers' Accounting for Postretirement Benefits Other Than Pensions”
SFAS 112	SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43”
SFAS 128	SFAS No. 128 “Earnings per Share”
SFAS 133	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”
SFAS 142	SFAS No. 142 “Goodwill and Other Intangible Assets”
SFAS 144	SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 157	SFAS No. 157 “Fair Value Measurements”
SFAS 160	SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”
SFAS 161	SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Operating Revenues:
Electric	$401,035	$580,243	$786,838	$944,645
Other	75	67	136	167
Total operating revenues	401,110	580,310	786,974	944,812

Operating Expenses:
Cost of energy	175,253	398,698	356,501	633,079
Administrative and general	61,550	59,392	123,687	106,754
Energy production costs	47,134	45,557	95,691	96,761
Impairment of goodwill and other intangible assets	-	136,179	-	136,179
Regulatory disallowances	27,286	-	27,286	30,248
Depreciation and amortization	36,946	34,650	73,017	68,686
Transmission and distribution costs	16,398	15,110	30,416	28,486
Taxes other than income taxes	11,665	13,484	25,595	26,350
Total operating expenses	376,232	703,070	732,193	1,126,543
Operating income (loss)	24,878	(122,760)	54,781	(181,731)

Other Income and Deductions:
Interest income	11,223	4,412	16,446	9,942
Gains (losses) on investments held by NDT	2,469	(677)	(1,913)	(4,382)
Other income	5,157	1,227	28,321	2,117
Equity in net earnings (loss) of Optim Energy	(7,353)	(2,523)	(5,958)	(27,606)
Other deductions	(2,272)	(3,199)	(4,632)	(7,081)
Net other income (deductions)	9,224	(760)	32,264	(27,010)

Interest Charges:
Interest on long-term debt	30,089	24,197	54,289	43,105
Other interest charges	1,728	7,823	6,477	16,750
Total interest charges	31,817	32,020	60,766	59,855

Earnings (Loss) before Income Taxes	2,285	(155,540)	26,279	(268,596)

Income Taxes (Benefit)	(1,134)	(10,425)	6,452	(52,477)

Earnings (Loss) from Continuing Operations	3,419	(145,115)	19,827	(216,119)

Earnings (Loss) from Discontinued Operations, net of Income
Taxes (Benefit) of $(1,861), $1,824, $41,981 and $15,479	(2,611)	2,762	79,063	25,261

Net Earnings (Loss)	808	(142,353)	98,890	(190,858)

Earnings Attributable to Valencia Non-controlling Interest	(2,775)	(1,001)	(5,354)	(1,001)

Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)

Net Earnings (Loss) Attributable to PNMR	$(2,099)	$(143,486)	$93,272	$(192,123)

Earnings (Loss) from Continuing Operations Attributable to PNMR per Common Share:
Basic	$0.01	$(1.79)	$0.16	$(2.74)
Diluted	$0.01	$(1.79)	$0.16	$(2.74)
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	$(0.02)	$(1.76)	$1.02	$(2.42)
Diluted	$(0.02)	$(1.76)	$1.02	$(2.42)

Dividends Declared per Common Share	$0.125	$0.125	$0.250	$0.355

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$26,022	$140,619
Special deposits	50	3,480
Accounts receivable, net of allowance for uncollectible accounts of $15,307 and $21,466	110,729	119,174
Unbilled revenues	89,314	81,126
Other receivables	96,192	73,083
Materials, supplies, and fuel stock	48,626	49,397
Regulatory assets	1,238	1,541
Derivative instruments	71,862	51,250
Income taxes receivable	-	49,584
Current assets of discontinued operations	-	107,986
Other current assets	76,997	75,393

Total current assets	521,030	752,633

Other Property and Investments:
Investment in PVNGS lessor notes	153,830	168,729
Equity investment in Optim Energy	237,358	239,950
Investments held by NDT	118,143	111,671
Other investments	30,056	32,966
Non-utility property, net of accumulated depreciation of $3,257 and $2,582	8,444	9,135

Total other property and investments	547,831	562,451

Utility Plant:
Electric plant in service	4,462,670	4,329,169
Common plant in service and plant held for future use	158,167	147,576
	4,620,837	4,476,745
Less accumulated depreciation and amortization	1,588,693	1,545,950
	3,032,144	2,930,795
Construction work in progress	149,885	202,556
Nuclear fuel, net of accumulated amortization of $17,500 and $16,018	66,464	58,674

Net utility plant	3,248,493	3,192,025

Deferred Charges and Other Assets:
Regulatory assets	488,492	629,141
Goodwill	321,310	321,310
Other intangible assets, net of accumulated amortization of $4,972 and $4,672	26,867	27,167
Derivative instruments	19,663	25,620
Non-current assets of discontinued operations	-	561,915
Other deferred charges	87,475	75,720

Total deferred charges and other assets	943,807	1,640,873
	$5,261,161	$6,147,982

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$185,000	$744,667
Current installments of long-term debt	38,004	205,694
Accounts payable	88,899	174,068
Accrued interest and taxes	53,477	51,618
Regulatory liabilities	5,632	1,746
Derivative instruments	52,379	33,951
Current liabilities of discontinued operations	-	77,082
Other current liabilities	126,555	139,562

Total current liabilities	549,946	1,428,388

Long-term Debt	1,531,010	1,379,011

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	469,343	572,719
Accumulated deferred investment tax credits	21,800	23,834
Regulatory liabilities	356,004	327,175
Asset retirement obligations	68,091	63,492
Accrued pension liability and postretirement benefit cost	242,622	246,136
Derivative instruments	8,034	6,934
Non-current liabilities of discontinued operations	-	94,615
Other deferred credits	145,608	149,237

Total deferred credits and other liabilities	1,311,502	1,484,142

Total liabilities	3,392,458	4,291,541

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNMR Convertible Preferred Stock, Series A without mandatory redemption requirements
(no stated value, 10,000,000 shares authorized: issued and outstanding 477,800 shares)	100,000	100,000
PNMR common stockholders’ equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
and outstanding 86,670,187 and 86,531,644 shares)	1,289,349	1,288,168
Accumulated other comprehensive income (loss), net of income taxes	(31,059)	30,948
Retained earnings	409,134	327,290
Total PNMR common stockholders’ equity	1,667,424	1,646,406
Non-controlling interest in Valencia	89,750	98,506
Total equity	1,857,174	1,844,912

	$5,261,161	$6,147,982

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$98,890	$(190,858)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	84,843	79,991
Amortization of pre-payments on PVNGS firm-sales contracts	(12,805)	(4,084)
Bad debt expense	25,672	15,285
Deferred income tax expense (benefit)	(52,100)	(23,498)
Equity in net (earnings) loss of Optim Energy	5,958	27,606
Net unrealized (gains) losses on derivatives	(2,307)	5,174
Realized losses on investments held by NDT	1,913	4,382
Impairment of goodwill and other intangible assets	-	136,179
Gain on sale of PNM Gas	(110,727)	-
Gain on reacquired debt	(7,316)	-
Stock-based compensation expense	1,520	2,431
Regulatory disallowances	27,286	30,248
Increase in legal reserve	12,600	-
Other, net	(281)	(1,140)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(52,414)	(16,174)
Materials, supplies, and fuel stock	921	(5,936)
Other current assets	(2,441)	(17,920)
Other assets	666	(4,482)
Accounts payable	(93,078)	(41,485)
Accrued interest and taxes	51,641	(15,559)
Other current liabilities	(7,210)	32,953
Other liabilities	(5,601)	(573)
Net cash flows from operating activities	(34,370)	12,540

Cash Flows From Investing Activities:
Utility plant additions	(126,637)	(162,005)
Proceeds from sales of investments held by NDT	75,850	77,047
Purchases of investments held by NDT	(77,236)	(77,650)
Proceeds from sale of PNM Gas	640,620	-
Return of principal on PVNGS lessor notes	11,913	10,986
Reduction in restricted special deposits	359	3,696
Other, net	(15,078)	(2,148)
Net cash flows from investing activities	509,791	(150,074)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(559,667)	(321,717)
Long-term borrowings	309,242	452,750
Repayment of long-term debt	(314,079)	(148,935)
Issuance of common stock	1,213	249,547
Proceeds from stock option exercise	-	86
Purchase of common stock to satisfy stock awards	(907)	(1,245)
Excess tax (shortfall) from stock-based payment arrangements	(645)	(513)
Dividends paid	(23,103)	(35,889)
Payments received on PVNGS firm-sales contracts	15,347	73,173
Other, net	(17,444)	(9,612)
Net cash flows from financing activities	(590,043)	257,645

Change in Cash and Cash Equivalents	(114,622)	120,111
Cash and Cash Equivalents at Beginning of Period	140,644	17,791
Cash and Cash Equivalents at End of Period	$26,022	$137,902

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$58,937	$62,639
Income taxes paid (refunded), net	$49,039	$(4,702)

Supplemental schedule of noncash investing and financing activities:
Activities related to the consolidation of Valencia as of May 30, 2008 (see Note 16):
Utility plant additions	$87,310
Increase in short-term borrowings	$82,468

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PNMR COMMON STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated		Total PNMR
	Common Stock		Other		Common
	Number of	Aggregate	Comprehensive	Retained	Stockholders’
	Shares	Value	Income (Loss)	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2008	86,531,644	$1,288,168	$30,948	$327,290	$1,646,406
Purchase of common stock to satisfy stock awards	-	(907)	-	-	(907)
Tax shortfall from stock-based compensation arrangements	-	(645)	-	-	(645)
Stock-based compensation expense	-	1,520	-	-	1,520
Sale of common stock	90,341	786	-	-	786
Common stock issued to ESPP	48,202	427	-	-	427
Net earnings attributable to PNMR	-	-	-	93,272	93,272
Total other comprehensive income (loss)	-	-	(62,007)	-	(62,007)
Dividends declared on common stock	-	-	-	(11,428)	(11,428)
Balance at June 30, 2009	86,670,187	$1,289,349	$(31,059)	$409,134	$1,667,424

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)

Net Earnings (Loss)	$808	$(142,353)	$98,890	$(190,858)

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $(2,778), $(1,089), $(3,034) and $412	4,239	1,662	4,629	(629)
Reclassification adjustment for (gains) included in
net earnings (loss), net of income tax expense
of $118, $824, $313 and $1,726	(180)	(1,257)	(478)	(2,634)

Pension liability adjustment, net of income tax benefit
of $0, $0, $42,487, and $0	-	-	(64,830)	-

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit
of $688, $14,069, $(10,106) and $20,858	(1,038)	(20,224)	14,098	(30,430)
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $4,555, $(848), $10,656 and $1,403	(6,337)	1,250	(15,426)	(2,102)

Total Other Comprehensive Income (Loss)	(3,316)	(18,569)	(62,007)	(35,795)

Comprehensive Income (Loss)	(2,508)	(160,922)	36,883	(226,653)

Comprehensive Income Attributable to Valencia Non-controlling Interest	(2,775)	(1,001)	(5,354)	(1,001)

Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)

Comprehensive Income (Loss) Attributable to PNMR	$(5,415)	$(162,055)	$31,265	$(227,918)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)

Electric Operating Revenues	$226,541	$386,058	$458,496	$638,723

Operating Expenses:
Cost of energy	91,125	247,589	192,657	383,284
Administrative and general	30,373	31,409	60,063	58,236
Energy production costs	49,522	47,974	100,466	101,556
Impairment of goodwill	-	51,143	-	51,143
Regulatory disallowances	26,615	-	26,615	30,248
Depreciation and amortization	22,925	20,896	45,354	41,866
Transmission and distribution costs	10,727	9,598	19,801	18,505
Taxes other than income taxes	5,695	7,086	13,495	14,105
Total operating expenses	236,982	415,695	458,451	698,943
Operating income (loss)	(10,441)	(29,637)	45	(60,220)

Other Income and Deductions:
Interest income	12,557	4,878	18,518	10,969
Gains (losses) on investments held by NDT	2,469	(677)	(1,913)	(4,382)
Other income	3,517	609	3,833	1,157
Other deductions	(996)	(1,116)	(1,861)	(3,430)
Net other income and deductions	17,547	3,694	18,577	4,314

Interest Charges:
Interest on long-term debt	17,845	14,766	35,030	25,296
Other interest charges	(453)	2,857	(431)	6,430
Total interest charges	17,392	17,623	34,599	31,726

Earnings (Loss) before Income Taxes	(10,286)	(43,566)	(15,977)	(87,632)

Income Taxes (Benefit)	(5,140)	2,441	(8,488)	(14,648)

Earnings (Loss) from Continuing Operations	(5,146)	(46,007)	(7,489)	(72,984)

Earnings (Loss) from Discontinued Operations, net of Income
Taxes of $(1,861), $1,824, $41,981 and $15,479	(2,611)	2,762	79,063	25,261

Net Earnings (Loss)	(7,757)	(43,245)	71,574	(47,723)

Earnings Attributable to Valencia Non-controlling Interest	(2,775)	(1,001)	(5,354)	(1,001)

Net Earnings (Loss) Attributable to PNM	(10,532)	(44,246)	66,220	(48,724)

Preferred Stock Dividend Requirements	(132)	(132)	(264)	(264)

Net Earnings (Loss) Available for PNM Common Stock	$(10,664)	$(44,378)	$65,956	$(48,988)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,098	$46,596
Special deposits	-	3,430
Accounts receivable, net of allowance for uncollectible accounts of $1,493 and $1,345	63,830	74,257
Unbilled revenues	38,263	37,350
Other receivables	95,971	72,096
Materials, supplies, and fuel stock	46,755	47,254
Regulatory assets	1,238	1,541
Derivative instruments	43,160	28,852
Current assets of discontinued operations	-	107,986
Other current assets	44,915	49,690

Total current assets	342,230	469,052

Other Property and Investments:
Investment in PVNGS lessor notes	183,931	200,711
Investments held by NDT	118,143	111,671
Other investments	8,515	9,951
Non-utility property	977	976

Total other property and investments	311,566	323,309

Utility Plant:
Electric plant in service	3,550,127	3,430,818
Common plant in service and plant held for future use	17,619	17,400
	3,567,746	3,448,218
Less accumulated depreciation and amortization	1,233,746	1,204,424
	2,334,000	2,243,794
Construction work in progress	116,062	156,997
Nuclear fuel, net of accumulated amortization of $17,500 and $16,018	66,464	58,674

Net utility plant	2,516,526	2,459,465

Deferred Charges and Other Assets:
Regulatory assets	358,510	494,481
Derivative instruments	10,900	17,744
Goodwill	51,632	51,632
Non-current assets of discontinued operations	-	561,915
Other deferred charges	52,962	51,137

Total deferred charges and other assets	474,004	1,176,909
	$3,644,326	$4,428,735

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$45,000	$340,000
Current installments of long-term debt	36,000	36,000
Accounts payable	40,925	90,502
Affiliate accounts payable	8,695	17,607
Accrued interest and taxes	93,931	50,125
Regulatory liabilities	5,632	1,746
Derivative instruments	17,793	7,884
Current liability of discontinued operations	-	77,082
Other current liabilities	90,984	93,131

Total current liabilities	338,960	714,077

Long-term Debt	1,019,724	1,019,717

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	311,484	414,995
Accumulated deferred investment tax credits	21,800	23,834
Regulatory liabilities	322,955	292,146
Asset retirement obligations	67,261	62,696
Accrued pension liability and postretirement benefit cost	227,266	229,683
Derivative instruments	684	569
Non-current liabilities of discontinued operations	-	94,615
Other deferred credits	121,554	124,929

Total deferred credits and liabilities	1,073,004	1,243,467

Total liabilities	2,431,688	2,977,261

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNM common stockholder’s equity
Common stock outstanding (no par value, 40,000,000 shares authorized: issued
and outstanding 39,117,799 shares)	932,523	932,523
Accumulated other comprehensive income (loss), net of income taxes	(43,296)	17,746
Retained earnings	222,132	391,170
Total PNM common stockholder’s equity	1,111,359	1,341,439
Non-controlling interest in Valencia	89,750	98,506
Total equity	1,201,109	1,439,945

	$3,644,326	$4,428,735
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$71,574	$(47,723)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	52,399	49,662
Amortization of prepayments on PVNGS firm-sales contracts	(12,805)	(4,084)
Deferred income tax expense	(52,714)	(3,365)
Net unrealized (gains) losses on derivatives	1,956	(8,832)
Realized losses on investments held by NDT	1,913	4,382
Gain on sale of PNM Gas	(110,727)	-
Regulatory disallowances	26,615	30,248
Increase in legal reserve	12,600	-
Impairment of goodwill	-	51,143
Other, net	1,003	2,248
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(18,664)	17,623
Materials, supplies, and fuel stock	650	(6,073)
Other current assets	2,807	19,823
Other assets	6,664	(1,208)
Accounts payable	(57,485)	(50,553)
Accrued interest and taxes	44,004	9,124
Other current liabilities	(18,282)	(6,240)
Other liabilities	(3,484)	(2,253)
Net cash flows from operating activities	(51,976)	53,922

Cash Flows From Investing Activities:
Utility plant additions	(102,857)	(134,187)
Proceeds from sales of NDT investments	75,850	77,047
Purchases of NDT investments	(77,236)	(77,650)
Proceeds from sale of PNM Gas	640,620	-
Return of principal on PVNGS lessor notes	13,680	12,645
Reduction in restricted special deposits	359	3,696
Other, net	(15,340)	2,540
Net cash flows from investing activities	535,076	(115,909)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(295,000)	(316,817)
Long-term borrowings	-	350,000
Payments received on PVNGS firm-sales contracts	15,347	73,173
Dividends paid	(235,258)	(264)
Other, net	(6,712)	(3,912)
Net cash flows from financing activities	(521,623)	102,180

Change in Cash and Cash Equivalents	(38,523)	40,193
Cash and Cash Equivalents at Beginning of Period	46,621	4,331
Cash and Cash Equivalents at End of Period	$8,098	$44,524

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$34,456	$33,175
Income taxes paid (refunded), net	$45,740	$(1,855)

Supplemental schedule of noncash investing and financing activities:
Activities related to the consolidation of Valencia as of May 30, 2008 (see Note 16):
Utility plant additions		$87,310
Increase in short-term borrowings		$82,468

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PNM COMMON STOCKHOLDER’S EQUITY
(Unaudited)

			Accumulated		Total PNM
	Common Stock		Other		Common
	Number of	Aggregate	Comprehensive	Retained	Stockholder’s
	Shares	Value	Income (Loss)	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2008	39,117,799	$932,523	$17,746	$391,170	$1,341,439
Net earnings attributable to PNM	-	-	-	66,220	66,220
Total other comprehensive income (loss)	-	-	(61,042)	-	(61,042)
Dividends on preferred stock	-	-	-	(264)	(264)
Dividends on common stock	-	-	-	(234,994)	(234,994)
Balance at June 30, 2009	39,117,799	$932,523	$(43,296)	$222,132	$1,111,359

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Net Earnings (Loss)	$(7,757)	$(43,245)	$71,574	$(47,723)

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $(2,778), $(1,089), $(3,034) and $412	4,239	1,662	4,629	(629)
Reclassification adjustment for (gains) included in
net earnings (loss), net of income tax expense
of $118, $824, $313 and $1,726	(180)	(1,257)	(478)	(2,634)

Pension liability adjustment, net of income tax benefit
of $0, $0, $42,487 and $0	-	-	(64,830)	-

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $519, $8,434, $(6,940) and $9,134	(791)	(12,870)	10,590	(13,937)
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $3,330, $(225), $7,179 and $374	(5,081)	343	(10,953)	(571)

Total Other Comprehensive Income (Loss)	(1,813)	(12,122)	(61,042)	(17,771)

Comprehensive Income (Loss)	(9,570)	(55,367)	10,532	(65,494)

Comprehensive Income Attributable to Valencia Non-controlling Interest	(2,775)	(1,001)	(5,354)	(1,001)

Comprehensive Income (Loss) Attributable to PNM	$(12,345)	$(56,368)	$5,178	$(66,495)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Electric Operating Revenues	$46,819	$47,118	$88,044	$89,346

Operating Expenses:
Cost of energy	8,694	7,935	17,289	15,747
Administrative and general	7,720	7,074	16,049	13,645
Impairment of goodwill	-	34,456	-	34,456
Regulatory disallowances	670	-	670	-
Depreciation and amortization	8,915	8,777	17,513	17,136
Transmission and distribution costs	5,669	5,508	10,610	9,972
Taxes, other than income taxes	4,719	4,931	9,396	9,370
Total operating expenses	36,387	68,681	71,527	100,326
Operating income (loss)	10,432	(21,563)	16,517	(10,980)

Other Income and Deductions:
Interest income	9	4	9	5
Other income	494	606	911	1,020
Other deductions	(23)	(10)	(48)	(28)
Net other income and deductions	480	600	872	997

Interest Charges:
Interest on long-term debt	7,066	2,801	8,078	7,209
Other interest charges	872	1,564	3,955	2,145
Net interest charges	7,938	4,365	12,033	9,354

Earnings (Loss) Before Income Taxes	2,974	(25,328)	5,356	(19,337)

Income Taxes	1,208	3,425	2,169	5,686

Net Earnings (Loss)	$1,766	$(28,753)	$3,187	$(25,023)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$79	$124
Special deposits	50	50
Accounts receivable	13,567	11,457
Unbilled revenues	6,433	6,421
Other receivables	2,637	480
Affiliate accounts receivable	5,863	7,110
Materials and supplies	1,847	1,625
Income taxes receivable	-	9
Other current assets	1,828	958

Total current assets	32,304	28,234

Other Property and Investments:
Other investments	556	550
Non-utility property	2,111	2,111

Total other property and investments	2,667	2,661

Utility Plant:
Electric plant in service	829,780	815,588
Common plant in service and plant held for future use	488	488
	830,268	816,076
Less accumulated depreciation and amortization	295,446	291,228
	534,822	524,848
Construction work in progress	24,764	30,948

Net utility plant	559,586	555,796

Deferred Charges and Other Assets:
Regulatory assets	129,983	134,660
Goodwill	226,665	226,665
Derivative instruments	723	-
Other deferred charges	32,263	23,982

Total deferred charges and other assets	389,634	385,307

	$984,191	$971,998

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$-	$150,000
Short-term debt – affiliate	44,500	14,100
Current installments of long-term debt	-	167,690
Accounts payable	5,404	11,846
Affiliate accounts payable	1,902	1,238
Accrued interest and taxes	32,060	35,118
Other current liabilities	3,519	3,111

Total current liabilities	87,385	383,103

Long-term Debt	309,399	-

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	109,711	111,193
Regulatory liabilities	33,049	35,028
Asset retirement obligations	741	711
Accrued pension liability and postretirement benefit cost	15,356	16,453
Other deferred credits	2,629	1,820

Total deferred credits and other liabilities	161,486	165,205

Total liabilities	558,270	548,308

Commitments and Contingencies (See Note 9)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	425,899	427,320
Accumulated other comprehensive income (loss), net of income taxes	323	(142)
Retained earnings (deficit)	(365)	(3,552)

Total common stockholder’s equity	425,921	423,690

	$984,191	$971,998

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$3,187	$(25,023)
Adjustments to reconcile net earnings (loss) to
net cash flows from operating activities:
Depreciation and amortization	20,469	19,072
Regulatory disallowances	670	-
Impairment of goodwill	-	34,456
Deferred income tax expense (benefit)	(1,740)	(2,712)
Other, net	165	(1,242)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(2,122)	(4,310)
Materials and supplies	(222)	5
Other current assets	(2,884)	47
Other assets	(727)	(668)
Accounts payable	(6,442)	514
Accrued interest and taxes	(3,049)	1,614
Other current liabilities	2,322	1,456
Other liabilities	(1,366)	305
Net cash flows from operating activities	8,261	23,514

Cash Flows From Investing Activities-
Utility plant additions	(19,006)	(22,464)
Net cash flows from investing activities	(19,006)	(22,464)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	(150,000)	150,000
Short-term borrowings (repayments) – affiliate	30,400	(1,304)
Long-term borrowings	309,242	-
Repayment of long-term debt	(167,690)	(148,935)
Dividends paid	(1,421)	-
Other, net	(9,831)	(925)
Net cash flows from financing activities	10,700	(1,164)

Change in Cash and Cash Equivalents	(45)	(114)
Cash and Cash Equivalents at Beginning of Period	124	187
Cash and Cash Equivalents at End of Period	$79	$73

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$9,716	$10,112
Income taxes paid (refunded), net	$4,593	$(858)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated		Total
	Common Stock			Other	Retained	Common
	Number of	Aggregate	Paid-in	Comprehensive	Earnings	Stockholder’s
	Shares	Value	Capital	Income (Loss)	(Deficit)	Equity
			(Dollars in thousands)

Balance at December 31, 2008	6,358	$64	$427,320	$(142)	$(3,552)	$423,690
Net earnings	-	-	-	-	3,187	3,187
Total other comprehensive income	-	-	-	465	-	465
Dividends declared on common stock	-	-	(1,421)	-	-	(1,421)
Balance at June 30, 2009	6,358	$64	$425,899	$323	$(365)	$425,921

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)

Net Earnings (Loss)	$1,766	$(28,753)	$3,187	$(25,023)

Other Comprehensive Income:

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $(497), $0, $(198) and $0	898	-	357	-

Reclassification adjustment for (gains) losses included in
net earnings, net of income tax expense (benefit) of
$(60), $0, $(60), and $0	108	-	108	-

Total Other Comprehensive Income	1,006	-	465	-

Comprehensive Income (Loss)	$2,772	$(28,753)	$3,652	$(25,023)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation and Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2009 and December 31, 2008, and the consolidated results of operations and comprehensive income for the three months and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008 in conformity with generally accepted accounting principles in the United States.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could ultimately differ from those estimated.  The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations.  Readers of these financial statements should refer to PNMR’s, PNM’s and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2008 Annual Reports on Form 10-K, as amended (with respect to PNMR and PNM) by the Current Report on Form 8-K filed on May 18, 2009 (collectively, the “2008 Annual Reports”).

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP.  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  Discussions regarding only PNMR, PNM or TNMP will be indicated as such.  Certain amounts in the 2008 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2009 financial statement presentation.

GAAP defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Based on their nature, magnitude, and timing, certain subsequent events may be required to be reflected at the balance sheet date and/or required to be disclosed in the financial statements.  The Company has evaluated subsequent events through the date the financial statements are issued, which is August 5, 2009, as required by GAAP.

Principles of Consolidation

The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest.  PNMR’s primary subsidiaries are PNM, TNMP, and First Choice.  PNM consolidates the PVNGS Capital Trust and Valencia.  PNMR shared services’ administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are allocated to the business segments.  Other significant intercompany transactions between PNMR, PNM, and TNMP include energy purchases and sales, transmission and distribution services, lease payments, dividends paid on common stock, and interest paid by PVNGS Capital Trust to PNM.  All intercompany transactions and balances have been eliminated.  See Note 12.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by its Board.  The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board.  This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year.  The Board declared dividends on common stock considered to be for the second quarter of $0.125 per share in July 2009 and August 2008.  The amounts declared in July 2009 and August 2008 are reflected as being in the second quarter and included in “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings (Loss).

In addition to the dividend of $220.0 million paid by PNM to PNMR following the sale of PNM Gas discussed in Note 2, PNM paid a dividend of $15.0 million in the six months ended June 30, 2009.  Also, TNMP paid a dividend of $1.4 million to its parent, which then paid that amount to PNMR.  Since TNMP had deficit retained earnings at the time of the dividend, the dividend was recorded as a reduction of TNMP’s paid-in-capital.

(2)	Disposition

PNM Gas Sale

On January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprised the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620.0 million in cash, subject to adjustment based on the actual level of working capital at closing.  PNM received an additional $20.6 million at closing and $12.7 million in July 2009 related to working capital true-ups.  In a separate transaction conditioned upon the sale of the natural gas operations, PNMR proposed to acquire CRHC, Continental's regulated Texas electric transmission and distribution business, for $202.5 million in cash. On July 22, 2008, PNMR and Continental agreed to terminate the agreement for the acquisition of CRHC.  Under the termination agreement, Continental agreed to pay PNMR $15.0 million upon the closing of the PNM Gas transaction.  PNM completed the sale of PNM Gas on January 30, 2009 and recognized a gain of $72.8 million, after income taxes of $37.9 million, in 2009, which is included in discontinued operations on the Condensed Consolidated Statements of Earnings (Loss).  PNMR recognized an additional pre-tax gain of $15.0 million due to the CRHC termination payment, which is included in other income on the Condensed Consolidated Statements of Earnings (Loss).  In connection with the sale, PNM retained obligations under the frozen PNM pension and executive retirement plans for employees transferred to NMGC.  PNM had a regulatory asset related to these plans, which was removed from regulatory assets and transferred to AOCI. The after-tax charge to AOCI was $64.8 million.

PNM used proceeds from the sale to retire short-term debt and paid a dividend of $220.0 million to PNMR. The remaining funds were invested in a money market fund to be used to pay income taxes on the gain from the sale.  PNMR used the dividend from PNM and the $15.0 million from Continental to retire debt. There were no material prior relationships between the PNMR and Continental parties other than in respect of the transactions described herein. PNM and PNMR Services Company provide certain corporate administrative and customer service support at cost to NMGC under a transition services agreement. The agreement term began January 30, 2009 and terminated in July 2009 with the exception of shared meter reading services, which will continue through 2010. See Note 14 for financial information concerning PNM Gas, which is classified as discontinued operations in the accompanying financial statements.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Electric

PNM Electric includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC.  PNM Electric provides integrated electricity services that include the generation, transmission and distribution of electricity for retail electric customers in New Mexico as well as the sale of transmission to third parties.  PNM Electric also includes the generation and sale of electricity into the wholesale market.  This includes optimization of PNM’s jurisdictional assets, as well as its capacity excluded from retail rates.  See Note 10.  Although the FERC has jurisdiction over the wholesale rates, they are not subject to traditional regulation.

TNMP Electric

TNMP Electric is a regulated utility operating in Texas.  TNMP’s operations are subject to traditional rate regulation by the PUCT.  TNMP provides regulated transmission and distribution services in Texas under the TECA.

PNM Gas

PNM Gas distributed natural gas to most of the major communities in New Mexico, subject to traditional rate regulation by the NMPRC.  The customer base of PNM Gas included both sales-service customers and transportation-service customers.  PNM Gas purchased natural gas in the open market and sold it at cost to its sales-service customers.  As a result, increases or decreases in gas revenues resulting from gas price fluctuations did not impact gross margin or earnings.  As described in Note 2, PNM completed the sale of its gas operations on January 30, 2009.  PNM Gas is reported as discontinued operations in the accompanying financial statements and is not included in the segment information presented below.  Financial information regarding PNM Gas is presented in Note 14.

First Choice

First Choice is a certified REP operating in Texas, which allows it to provide electricity to residential, small commercial, and governmental customers.  Although First Choice is regulated in certain respects by the PUCT, it is not subject to traditional rate of return regulation.

Optim Energy

Optim Energy is treated as a separate segment for PNMR.  PNMR’s investment in Optim Energy is held in the Corporate and Other segment and is accounted for using the equity method of accounting. Optim Energy’s revenues and expenses are not included in PNMR’s consolidated revenues and expenses or the following tables.  See Note 11.

Corporate and Other

PNMR Services Company is included in the Corporate and Other segment.

The following tables present summarized financial information for PNMR by reportable segment. Excluding PNM Gas, which is presented as discontinued operations, PNM has only one operating segment.  TNMP operates in only one reportable segment.  Therefore, tabular segment information is not presented for PNM and TNMP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	First	Corporate
	Electric	Electric	Choice	and Other	Consolidated
Three Months Ended June 30, 2009			(In thousands)
Operating revenues	$226,541	$36,640	$137,950	$(21)	$401,110
Intersegment revenues	-	10,179	-	(10,179)	-
Total revenues	226,541	46,819	137,950	(10,200)	401,110
Cost of energy	91,125	8,694	85,613	(10,179)	175,253
Gross margin	135,416	38,125	52,337	(21)	225,857
Other operating expenses	122,932	18,778	26,081	(3,758)	164,033
Depreciation and amortization	22,925	8,915	469	4,637	36,946
Operating income (loss)	(10,441)	10,432	25,787	(900)	24,878

Interest income	12,557	9	14	(1,357)	11,223
Equity in net earnings (loss) of Optim Energy	-	-	-	(7,353)	(7,353)
Other income (deductions)	4,990	471	(81)	(26)	5,354
Net interest charges	(17,392)	(7,938)	(777)	(5,710)	(31,817)

Earnings (loss) before income taxes	(10,286)	2,974	24,943	(15,346)	2,285

Income taxes (benefit)	(5,140)	1,208	8,989	(6,191)	(1,134)

Earnings (loss) from continuing operations	(5,146)	1,766	15,954	(9,155)	3,419

Valencia non-controlling interest	(2,775)	-	-	-	(2,775)
Subsidiary preferred stock dividends	(132)	-	-	-	(132)

Segment earnings (loss) from continuing operations attributable to PNMR	$(8,053)	$1,766	$15,954	$(9,155)	$512

Six Months Ended June 30, 2009
Operating revenues	$458,485	$68,562	$260,124	$(197)	$786,974
Intersegment revenues	11	19,482	-	(19,493)	-
Total revenues	458,496	88,044	260,124	(19,690)	786,974
Cost of energy	192,657	17,289	166,036	(19,481)	356,501
Gross margin	265,839	70,755	94,088	(209)	430,473
Other operating expenses	220,440	36,725	55,413	(9,903)	302,675
Depreciation and amortization	45,354	17,513	987	9,163	73,017
Operating income	45	16,517	37,688	531	54,781

Interest income	18,518	9	49	(2,130)	16,446
Equity in net earnings (loss) of Optim Energy	-	-	-	(5,958)	(5,958)
Other income (deductions)	59	863	(81)	20,935	21,776
Net interest charges	(34,599)	(12,033)	(1,776)	(12,358)	(60,766)

Earnings (loss) before income taxes	(15,977)	5,356	35,880	1,020	26,279

Income taxes (benefit)	(8,488)	2,169	12,888	(117)	6,452

Earnings (loss) from continuing operations	(7,489)	3,187	22,992	1,137	19,827

Valencia non-controlling interest	(5,354)	-	-	-	(5,354)
Subsidiary preferred stock dividends	(264)	-	-	-	(264)

Segment earnings (loss) from continuing operations attributable to PNMR	$(13,107)	$3,187	$22,992	$1,137	$14,209

At June 30, 2009:
Total Assets	$3,644,326	$984,191	$258,827	$373,817	$5,261,161
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	First	Corporate
	Electric	Electric	Choice	and Other	Consolidated
			(In thousands)
Three Months Ended June 30, 2008
Operating revenues	$386,034	$32,209	$162,224	$(157)	$580,310
Intersegment revenues	24	14,909	-	(14,933)	-
Total revenues	386,058	47,118	162,224	(15,090)	580,310
Cost of energy	247,589	7,935	158,082	(14,908)	398,698
Gross margin	138,469	39,183	4,142	(182)	181,612
Operating expenses	147,210	51,969	72,803	(2,260)	269,722
Depreciation and amortization	20,896	8,777	579	4,398	34,650
Operating income (loss)	(29,637)	(21,563)	(69,240)	(2,320)	(122,760)

Interest income	4,878	4	393	(863)	4,412
Equity in net earnings (loss) of Optim Energy	-	-	-	(2,523)	(2,523)
Other income (deductions)	(1,184)	596	(7)	(2,054)	(2,649)
Net interest charges	(17,623)	(4,365)	(320)	(9,712)	(32,020)

Earnings (loss) before income taxes	(43,566)	(25,328)	(69,174)	(17,472)	(155,540)

Income taxes (benefit)	2,441	3,425	(8,755)	(7,536)	(10,425)

Earnings (loss) from continuing operations	(46,007)	(28,753)	(60,419)	(9,936)	(145,115)

Valencia non-controlling interest	(1,001)	-	-	-	(1,001)
Subsidiary preferred stock dividends	(132)	-	-	-	(132)

Segment earnings (loss) from continuing operations attributable to PNMR	$(47,140)	$(28,753)	$(60,419)	$(9,936)	$(146,248)

Six Months Ended June 30, 2008
Operating revenues	$638,673	$60,027	$246,393	$(281)	$944,812
Intersegment revenues	50	29,319	-	(29,369)	-
Total revenues	638,723	89,346	246,393	(29,650)	944,812
Cost of energy	383,284	15,747	263,351	(29,303)	633,079
Gross margin	255,439	73,599	(16,958)	(347)	311,733
Operating expenses	273,793	67,443	88,258	(4,716)	424,778
Depreciation and amortization	41,866	17,136	1,049	8,635	68,686
Operating income (loss)	(60,220)	(10,980)	(106,265)	(4,266)	(181,731)

Interest income	10,969	5	870	(1,902)	9,942
Equity in net earnings (loss) of Optim Energy	-	-	-	(27,606)	(27,606)
Other income (deductions)	(6,655)	992	(72)	(3,611)	(9,346)
Net interest charges	(31,726)	(9,354)	(614)	(18,161)	(59,855)

Earnings (loss) before income taxes	(87,632)	(19,337)	(106,081)	(55,546)	(268,596)

Income taxes (benefit)	(14,648)	5,686	(21,597)	(21,918)	(52,477)

Earnings (loss) from continuing operations	(72,984)	(25,023)	(84,484)	(33,628)	(216,119)

Valencia non-controlling interest	(1,001)	-	-	-	(1,001)
Subsidiary preferred stock dividends	(264)	-	-	-	(264)

Segment earnings (loss) from continuing operations attributable to PNMR	$(74,249)	$(25,023)	$(84,484)	$(33,628)	$(217,384)

At June 30, 2008:
Total assets*	$3,549,985	$949,879	$544,531	$463,284	$5,507,679
Goodwill	$51,632	$226,665	$88,559	$-	$366,856

 *  Excludes total assets of PNM Gas discontinued operations of $619,114.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Energy Related Derivative Contracts and Fair Value Disclosures

Note 8 of Notes to Consolidated Financial Statements in the 2008 Annual Reports contains information regarding energy related derivative contracts and fair value disclosures.  See Note 7 for additional information regarding an interest rate swap.

Energy Related Derivative Contracts

Overview

The Company is exposed to certain risks relating to its ongoing business operations.  The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy or fuel used to generate electricity, or to manage anticipated generation capacity in excess of forecasted demand from existing customers.  Substantially all of the Company’s energy related derivative contracts are entered into to manage commodity risk and the Company does not currently engage in speculative trading, which it ceased in the second quarter of 2008.  Effective January 1, 2009, the Company adopted SFAS 161, which enhanced disclosures for derivative instruments and hedging activities.

Commodity Risk

Marketing and procurement of energy often involve market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis.  The Company routinely enters into various derivative instruments such as forward contracts, option agreements and price basis swap agreements to economically hedge price and volume risk on power commitments and fuel requirements and to minimize the risk of market fluctuations in wholesale portfolios. The Company monitors the market risk of its commodity contracts using VaR and GEaR calculations to maintain total exposure within management-prescribed limits.

PNM’s unregulated operations are managed primarily through a net asset-backed marketing strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases.  PNM would be exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated.  If all or a portion of the net open contract position were required to be covered as a result of the aforementioned unexpected situations, commitments would have to be met through market purchases.  As discussed in Note 10, effective July 1, 2009, additional resources that had been part of unregulated operations were included in rates subject to the jurisdiction of the NMPRC pursuant to the Resource Stipulation thereby mitigating PNM’s exposure to market risk.

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas.  TECA contains no provisions for the specific recovery of fuel and purchased power costs.  The rates charged to First Choice customers are negotiated with each customer.  As a result, changes in purchased power costs can affect First Choice’s operating results with respect to margins and changes in retail customer load requirements.  First Choice is exposed to market risk to the extent that it has not hedged fixed price load commitments or to the degree that market price movements affect customer retention, customer additions or customer attrition.  Additionally, volumetric fluctuations in First Choice retail load requirements due to weather or other conditions may subject First Choice to market risk.  First Choice’s strategy is to minimize its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margins.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent.  Energy contracts that meet the definition of a derivative under SFAS 133 and do not qualify for the normal sales and purchases exception are recorded on the balance sheet at fair value at each period end.  The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met.  Derivatives that meet the normal sales and purchases exception within SFAS 133 are not marked to market but rather recorded in results of operations when the underlying transactions settle.

For derivative transactions meeting the definition of a cash flow or fair value hedge, the Company documents the relationships between the hedging instruments and the items being hedged.  This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges.  Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in AOCI to the extent effective.  Ineffectiveness gains and losses were immaterial for the three months and six months ended June 30, 2009 and 2008.  The amounts shown as current assets and current liabilities relate to contracts that will be settled in the next twelve months.  Gains or losses related to cash flow hedge instruments are reclassified from AOCI when the hedged transaction settles and impacts earnings.  Based on market prices at June 30, 2009, after-tax gains of $12.1 million for PNMR and $18.2 million for PNM would be reclassified from AOCI into earnings during the next twelve months. However, the actual amount reclassified into earnings will vary due to future changes in market prices.  As of June 30, 2009, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is through December 2011.

The contracts recorded at fair value that do not qualify or are not designated for hedge accounting are classified as either economic hedges or trading transactions.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements.  Changes in the fair value of economic hedges are reflected in results of operations, with changes related to sales contracts included in operating revenues and changes related to purchase contracts included in cost of energy.  Trading transactions include speculative transactions, which the Company ceased in 2008.  Also included in this category are transactions that lock in margin with no forward market risk and are not economic hedges; changes in the fair value of these transactions are reflected on a net basis in operating revenues.

Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Fair value is based on current market quotes as available and is supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available.  External pricing input availability varies based on commodity location, market liquidity, and term of the agreement.  As stated in SFAS 157, valuations of derivative assets and liabilities must take into account nonperformance risk including the effect of the Company’s own credit standing.  The Company regularly assesses the validity and availability of pricing data for its derivative transactions.  Although management uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimation technique.

At June 30, 2009, amounts recognized for the right to reclaim cash collateral are $21.8 million for PNMR and $5.2 million for PNM.  PNMR and PNM had obligations to return cash collateral of $0.3 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables do not include activity related to PNM Gas.  See Note 14.

Commodity Derivatives

Commodity derivative instruments are summarized as follows:

	Economic Hedges		Trading Transactions		Qualified Cash Flow Hedges
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
			(in thousands)
PNMR
Current assets	$22,473	$5,699	$19,218	$19,469	$30,171	$26,082
Deferred charges	1,602	2,060	6,129	7,594	11,209	15,966
	24,075	7,759	25,347	27,063	41,380	42,048

Current liabilities	(24,689)	(12,630)	(18,701)	(18,142)	(8,989)	(3,179)
Long-term liabilities	(1,530)	(551)	(5,483)	(6,365)	(1,021)	(18)
	(26,219)	(13,181)	(24,184)	(24,507)	(10,010)	(3,197)

Net	$(2,144)	$(5,422)	$1,163	$2,556	$31,370	$38,851
PNM
Current assets	$12,421	$2,976	$667	$347	$30,072	$25,529
Deferred charges	351	2,060	-	-	10,549	15,684
	12,772	5,036	667	347	40,621	41,213

Current liabilities	(17,334)	(7,785)	(448)	(86)	(11)	(13)
Long-term liabilities	(652)	(551)	-	-	(32)	(18)
	(17,986)	(8,336)	(448)	(86)	(43)	(31)
Net	$(5,214)	$(3,300)	$219	$261	$40,578	$41,182

In 2007, First Choice entered into a series of forward trades that arbitraged basis differentials among certain ERCOT delivery zones.  During the three months ended March 31, 2008, these trades were negatively affected by extreme transmission congestion within the ERCOT market. This congestion resulted in historically high basis differences between the various delivery zones. As a result, in the first quarter of 2008, First Choice recorded a total pre-tax loss of $47.1 million in the trading margins from these speculative trades that is reflected in electric revenues. Because of continued market volatility and the concern that the forward basis market would continue to deteriorate, First Choice decided to end any further speculative trading and flattened remaining speculative positions.  At June 30, 2009 and December 31, 2008, the trading transactions column of the above table includes $18.6 million and $19.1 million of current assets, $6.1 million and $7.6 million of deferred charges, $18.3 million and $18.1 million of current liabilities, and $5.5 million and $6.4 million of long-term liabilities related to the flattened speculative positions of First Choice.  No significant additional costs are expected related to speculative trading.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the effect of PNMR’s and PNM’s commodity derivative instruments, excluding qualified cash flow hedging instruments, on earnings:

		Gain (Loss) Recognized in Earnings
		Three Months Ended		Six Months Ended
		June 30, 2009		June 30, 2009
	Location	Economic Hedges	Trading Transactions	Economic Hedges	Trading Transactions
			(In thousands)
PNMR	Electric operating revenues	$1,210	$100	$3,788	$95
	Cost of energy	4,096	-	(9,969)	-
	Total gain (loss)	$5,306	$100	$(6,181)	$95

PNM	Electric operating revenues	$1,210	$19	$3,788	$80
	Cost of energy	910	-	(10,873)	-
	Total gain (loss)	$2,120	$19	$(7,085)	$80

The following table presents the impact, excluding tax effects, of PNMR’s and PNM’s qualified commodity cash flow hedge instruments on OCI, as well as the location and amount of income reclassified from AOCI as the hedged transactions settled and impacted earnings:

	Gain (Loss)
	Recognized	Reclassified from AOCI into Earnings
	In OCI	Location	Amount
	(In thousands)		(In thousands)

Three Months Ended June 30, 2009
PNMR	$(5,014)	Electric operating revenues	$8,462
		Cost of energy	(6,047)
		Total	$2,415

PNM	$(9,721)	Electric operating revenues	$8,462
		Cost of energy	(52)
		Total	$8,410
Six Months Ended June 30, 2009
PNMR	$(6,246)	Electric operating revenues	$18,137
		Cost of energy	(8,207)
		Total	$9,930

PNM	$(602)	Electric operating revenues	$18,137
		Cost of energy	(5)
		Total	$18,132

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity contract volume positions are presented in Decatherms for gas related contracts and in MWh for power related contracts.  The table below presents the PNMR’s and PNM’s net volume positions at June 30, 2009:

	Decatherms			MWh
	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges

PNMR	11,483,940	(993,221)	10,573,560	962,050	5	(1,075,505)

PNM	7,365,000	-	-	422,800	5	(1,185,930)

In connection with managing its commodity risks, the Company enters into master agreements with certain counterparties.  If the Company is in a net liability position under an agreement, some agreements provide that the counterparties can request collateral from the Company if the Company’s credit rating is downgraded; other agreements provide that the counterparty may request collateral to provide it with “adequate assurance” that the Company will perform; and others have no provision for collateral.

The table below presents information about the Company’s contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions as of June 30, 2009 and are not fully collateralized with cash.  Contractual liability represents commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty.  The table only reflects cash collateral that has been posted under the existing contracts and does not reflect letters of credit under the Company’s revolving credit facilities that have been issued as collateral.  Net exposure is the net contractual liability for all contracts, including those designated as normal purchases and sales, offset by existing cash collateral and by any offsets available under master netting agreements, including both asset and liability positions.

Contingent Feature	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
PNMR
Credit rating downgrade	$(33,182)	$3,290	$(24,944)

PNM
Credit rating downgrade	$(5,831)	$1,000	$(267)

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, temporary investments, receivables, and payables due to the short period of maturity.  Available-for-sale securities are carried at fair value.  The carrying amount and fair value of other non-derivative financial instruments (including current maturities) are:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
PNMR
Long-term debt	$1,569,014	$1,489,906	$1,584,705	$1,310,771
Investment in PVNGS lessor notes	$174,407	$181,270	$185,637	$190,077
Other investments	$30,056	$37,159	$32,966	$42,459

PNM
Long-term debt	$1,055,724	$927,463	$1,055,717	$834,157
Investment in PVNGS lessor notes	$208,425	$216,587	$221,422	$225,987
Other investments	$8,515	$9,607	$9,951	$10,949

TNMP
Long-term debt	$309,399	$361,281	$167,690	$167,690
Other investments	$556	$556	$550	$550

The fair value of long-term debt shown above was primarily determined using quoted market values, as were certain items included in other investments.  To the extent market values were not available, fair value was determined by discounting the cash flows for the instrument using quoted interest rates for comparable instruments.

Available-for-sale securities for PNMR and PNM consist of PNM assets held in trust for its share of decommissioning costs of PVNGS and PNM’s executive retirement program.  The trusts hold equity and fixed income securities.  The carrying value, gross unrealized gains and losses and estimated fair value of investments in available-for-sale securities are as follows:

	Unrealized Gains	Unrealized (Losses)	Fair Value
		(In thousands)
June 30, 2009
Equity securities	$2,830	$-	$56,377
Municipal bonds	948	-	34,085
U.S. Government securities	35	-	13,491
Corporate bonds	162	-	6,495
Foreign government bonds	7	-	326
Cash investments	-	-	8,095
	$3,982	$-	$118,869
December 31, 2008
Equity securities	$1,181	$-	$50,941
Municipal bonds	708	-	31,509
U.S. Government securities	90	-	14,262
Corporate bonds	115	-	6,034
Foreign government bonds	29	-	391
Cash investments	-	-	9,345
	$2,123	$-	$112,482

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table.  Realized gains and losses are determined by specific identification of costs of securities sold.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(In thousands)

Proceeds from sales	$33,394	$74,931
Gross realized gains	$1,886	$3,412
Gross realized (losses)	$(1,342)	$(5,659)

Held-to-maturity securities are those investments in debt securities that the Company has the ability and intent to hold until maturity.  Held-to-maturity securities consist of the investment in PVNGS lessor notes and certain items within other investments, including the EIP lessor note.

The Company has no available-for-sale or held-to-maturity securities for which carrying value exceeds fair value.  Accordingly, there are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings.

At June 30, 2009, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value(1)
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$247	$117	$117
After 1 year through 5 years	14,077	60,296	60,296
After 5 years through 10 years	6,653	155,103	165,055
Over 10 years	33,420	-	-
	$54,397	$215,516	$225,468

Other Fair Value Disclosures

The Company determines the fair values of its derivative and other instruments based on the hierarchy established in SFAS 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  Level 3 inputs used in determining fair values for the Company consist of internal valuation models.  The fair value determinations of items recorded at fair value on the Condensed Consolidated Balance sheet at June 30, 2009 and December 31, 2008 are as follows:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and Liabilities Fair Value Measurements

	Total(1)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009		(In thousands)
PNMR
Assets
Commodity derivatives	$90,802	$5,985	$83,975	$-
NDT	118,143	72,829	45,314	-
Interest rate swap	723	-	723	-
	209,668	78,814	130,012	-
Liabilities
Commodity derivatives	(60,413)	(13,162)	(44,773)	(1,636)
Net	$149,255	$65,652	$85,239	$(1,636)

PNM
Assets
Commodity derivatives	$54,060	$802	$53,258	$-
NDT	118,143	72,829	45,314	-
	172,203	73,631	98,572	-
Liabilities
Commodity derivatives	(18,477)	(2,190)	(15,158)	(1,129)
Net	$153,726	$71,441	$83,414	$(1,129)

December 31, 2008
PNMR
Assets
Commodity derivatives	$76,870	$9,390	$66,953	$13
NDT	111,671	69,150	42,521	-
Other	811	811	-	-
	189,352	79,351	109,474	13
Liabilities
Commodity derivatives	(40,885)	(12,052)	(27,897)	(422)
Net	$148,467	$67,299	$81,577	$(409)

PNM
Assets
Commodity derivatives	$46,596	$-	$45,519	$13
NDT	111,671	69,150	42,521	-
Other	811	811	-	-
	159,078	69,961	88,040	13
Liabilities
Commodity derivatives	(8,453)	(510)	(6,457)	(422)
Net	$150,625	$69,451	$81,583	$(409)

     (1) The Level 1, 2 and 3 columns in the above table are presented based on the nature of each instrument.  The total column is presented based on the balance sheet classification of the instruments and reflect unit of account reclassifications between commodity derivative assets and commodity derivative liabilities of $0.8 million for PNMR and zero for PNM at June 30, 2009 and $0.5 million for PNMR and $1.1 million for PNM at December 31, 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the changes in Level 3 fair value measurements is as follows:

Level 3 Fair Value Assets and Liabilities

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	PNMR	PNM	PNMR	PNM
		(In thousands)
Balance at beginning of period	$(2,211)	$(1,865)	$(409)	$(409)
Total gains (losses) included in earnings	(14)	(14)	(2,102)	(2,102)
Total gains (losses) included in other comprehensive income	(359)	-	(772)	-
Purchases, issuances, and settlements(1)	948	750	1,647	1,382
Balance at end of period	$(1,636)	$(1,129)	$(1,636)	$(1,129)
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$685	$685	$(786)	$(786)

(1) Includes fair value reversal of contracts settled, unearned and prepaid option premiums received and paid during the period for contracts still held at end of period and the 2008 sale of PNM Electric wholesale contracts.

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	PNMR	PNM	PNMR	PNM
		(In thousands)

Balance at December 31, 2007			$2,061	$2,679
Adoption of SFAS 157			16,407	16,407
Balance at beginning of period	$32,946	$33,348	18,468	19,086
Total gains included in earnings	(3,302)	(3,574)	12,088	11,396
Total gains included in other comprehensive income	87	-	87	-
Purchases, issuances, and settlements(1)	(9,868)	(10,108)	(10,780)	(10,816)
Balance at June 30, 2008(2)	$19,863	$19,666	$19,863	$19,666
Total gains included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$9,980	$10,481	$15,814	$16,510

(1)	Represents unearned and prepaid option premiums received and paid during the period for contracts still held at end of period and sale of PNM Electric wholesale contracts.
(2)	There were no transfers in or out of Level 3 during the period.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings are reported in operating revenues and cost of energy as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	Operating Revenues	Cost of Energy	Operating Revenues	Cost of Energy
PNMR	(In thousands)
Total gains (losses) included in earnings	$78	$(92)	$237	$(2,339)
Change in unrealized gains or (losses) relating to assets still held at reporting date	$-	$685	$-	$(786)
PNM
Total gains (losses) included in earnings	$78	$(92)	$237	$(2,339)
Change in unrealized gains or (losses) relating to assets still held at reporting date	$-	$685	$-	$(786)

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Operating Revenues	Cost of Energy	Operating Revenues	Cost of Energy
PNMR	(In thousands)
Total gains (losses) included in earnings	$18,306	$(21,608)	$14,514	$(2,426)
Change in unrealized gains or losses relating to assets still held at reporting date	$(611)	$10,591	$(806)	$16,620

PNM
Total gains (losses) included in earnings	$17,626	$(21,200)	$13,897	$(2,501)
Change in unrealized gains or losses relating to assets still held at reporting date	$-	$10,481	$-	$16,510

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Earnings Per Share

In accordance with SFAS 128, dual presentation of basic and diluted earnings (loss) per share has been presented in the Condensed Consolidated Statements of Earnings (Loss) of PNMR.  Information regarding the computation of earnings (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Earnings (Loss) Attributable to PNMR:
Earnings (loss) from continuing operations	$3,419	$(145,115)	$19,827	$(216,119)
Earnings from continuing operations attributable to Valencia non-controlling Interest	(2,775)	(1,001)	(5,354)	(1,001)
Preferred stock dividend requirements of subsidiary	(132)	(132)	(264)	(264)
Earnings (loss) from continuing operations attributable to PNMR	512	(146,248)	14,209	(217,384)
Earnings (loss) from discontinued operations	(2,611)	2,762	79,063	25,261
Net Earnings (Loss) Attributable to PNMR	$(2,099)	$(143,486)	$93,272	$(192,123)

Average Number of Common Shares:
Outstanding during period	86,632	81,698	86,593	79,274
Equivalents from convertible preferred stock	4,778	-	4,778	-
Average Shares - Basic	91,410	81,698	91,371	79,274
Dilutive Effect of Common Stock Equivalents (a) -
Stock options and restricted stock	126	-	117	-
Average Shares - Diluted	91,536	81,698	91,488	79,274

Per Share of Common Stock – Basic:
Earnings (loss) from continuing operations	$0.01	$(1.79)	$0.16	$(2.74)
Earnings (loss) from discontinued operations	(0.03)	0.03	0.86	0.32
Net Earnings (Loss)	$(0.02)	$(1.76)	$1.02	$(2.42)

Per Share of Common Stock – Diluted:
Earnings (loss) from continuing operations	$0.01	$(1.79)	$0.16	$(2.74)
Earnings (loss) from discontinued operations	(0.03)	0.03	0.86	0.32
Net Earnings (Loss)	$(0.02)	$(1.76)	$1.02	$(2.42)

(a)
Excludes the effect of anti-dilutive common stock equivalents related to out-of-the-money stock options of 3,347,884 at June 30, 2009.  Due to losses in the three months and six months ended June 30, 2008, no potentially dilutive securities are reflected in the average number of common shares used to compute earnings (loss) per share since any impact would be anti-dilutive.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Stock-Based Compensation

Information concerning stock-based compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements in the 2008 Annual Reports.

Stock Options

The following table represents stock option activity for the six months ended June 30, 2009:

				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value	Contract Life
Options for PNMR Common Stock	Shares	Price	(In thousands)	(Years)

Outstanding at beginning of period	3,725,907	$21.54
Granted	786,064	$8.21
Exercised	-	$-
Forfeited	(138,573)	$20.22

Outstanding at end of period	4,373,398	$19.19	$2,089	6.56

Options exercisable at end of period	3,105,747	$22.09	$56	5.50

Options available for future grant	5,212,519

The following table provides additional information concerning stock option activity:

	Six Months Ended June 30,
Options for PNMR Common Stock	2009	2008
	(In thousands, except per share amounts)

Weighted-average grant date fair value per share of options granted	$1.62	$1.39
Total intrinsic value of options exercised during the period	$-	$15

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for options granted in the six months ended June 30, 2009:

Dividend yield	6.27%
Expected volatility	42.03%
Risk-free interest rates	1.56%
Expected life (years)	4.48

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock

The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2009:

		Weighted-
		Average
Nonvested Restricted		Grant-Date
PNMR Common Stock	Shares	Fair Value

Nonvested at beginning of period	195,626	$17.43
Granted	98,000	$7.66
Vested	(96,685)	$8.62
Forfeited	-	$-

Nonvested at end of period	196,941	$11.69

The total fair value of shares of restricted stock that vested during the six months ended June 30, 2009 was $0.8 million.  During the three months ended June 30, 2009, the Company issued restricted stock agreements to certain executives that are based upon the Company achieving specified performance targets, partly for 2009 and partly for the 2009 through 2011 period.  The determination of the number of restricted shares ultimately issued depends on the levels at which the performance criteria are achieved and can not be determined until after the performance periods end. The Company would issue a maximum of 172,200 shares if all of the performance criteria are achieved at the optimal level and all the executives remain eligible.  The Company records compensation cost for these awards based upon periodic estimates of the levels that the performance targets will be achieved.

(7)	Capitalization

Information concerning financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2008 Annual Reports.

Short-term Debt

PNMR and PNM have revolving credit facilities for borrowings up to $600.0 million under the PNMR Facility and $400.0 million under the PNM Facility that primarily expire in 2012 and local lines of credit amounting to $10.0 million and $8.5 million.  TNMP had a revolving credit facility for borrowings up to $200.0 million under the TNMP Facility that was scheduled to expire May 13, 2009.  The maximum borrowing amount under the TNMP Facility was reduced to $75.0 million on March 23, 2009.  On April 30, 2009, TNMP entered into the $75.0 million TNMP Revolving Credit Facility described under Financing Activities below and the TNMP Facility terminated.  PNMR and PNM had commercial paper programs under which they could have issued up to $400.0 million and $300.0 million of commercial paper.  The Company suspended the commercial paper programs due to market conditions and no commercial paper has been issued since March 11, 2008.  The revolving credit facilities served as support for the commercial paper programs.  Operationally, this meant the aggregate borrowings under the commercial paper program and the revolving credit facility for each of PNMR and PNM could not exceed the maximum amount of the revolving credit facility for that entity.  The commercial paper programs were terminated on July 2, 2009.  At June 30, 2009, the weighted average interest rates were 1.56% and 0.96% for the PNMR Facility and the PNM Facility.  Short-term debt outstanding consists of:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
Short-term Debt	2009	2008
	(In thousands)

PNM
Commercial paper	$-	$-
Revolving credit facility	45,000	340,000
Local lines of credit	-	-
	45,000	340,000

TNMP – Revolving credit facility	-	150,000

PNMR
Commercial paper	-	-
Revolving credit facility	140,000	254,667
Local lines of credit	-	-

	$185,000	$744,667

At July 28, 2009, PNMR, PNM, and TNMP had $383.7 million, $316.3 million, and $73.5 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit.  Total availability at July 28, 2009, on a consolidated basis, was $773.5 million for PNMR. LBB is a lender under the PNMR Facility.  LBH, the parent of LBB, has filed for bankruptcy protection.  Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility amounting to $5.3 million. The availability includes $27.4 million that represents the unfunded portion of the PNMR Facility attributable to LBB.  At July 28, 2009, PNMR and PNM had cash investments of $3.3 million and $5.6 million and TNMP had no such investments.

As of June 30, 2009, TNMP had outstanding borrowings of $44.5 million from PNMR under its intercompany loan agreement.

Financing Activities

On January 5, 2009, PNMR commenced a tender offer whereby it offered to repurchase up to $150.0 million of its 9.25% senior unsecured notes due 2015.  The tender offer requested the holders of the notes to submit the amount of notes they would be willing to sell to PNMR and at the price they would be willing to sell, within the range of 83% to 93% of face value, including additional compensation of 3% of face value for those holders that tendered their notes and did not withdraw them prior to the stated early participation date. Prior to expiration of the offer, $157.5 million of notes were tendered to PNMR for purchase.  Under the applicable rules for this type of arrangement, PNMR was able to purchase $157.0 million of notes at the 93% cap price.  On February 5, 2009, PNMR repurchased and retired these notes for $146.0 million plus accrued interest. On February 26, 2009, PNMR purchased an additional $0.4 million of the 9.25% senior unsecured notes at 93% of face value in a private transaction.  PNMR recognized a pre-tax gain on these transactions of $7.3 million, net of related transaction costs and write-off of the proportionate amount of the deferred costs of the original issuance of the notes.

On October 31, 2008, TNMP entered into a $100.0 million term loan credit agreement with two lenders (the “TNMP Bridge Facility”) to provide an additional source of funds to repay TNMP’s $167.7 million of senior unsecured notes that matured January 15, 2009.  On January 14, 2009, TNMP borrowed $100.0 million under the TNMP Bridge Facility.  On January 15, 2009, TNMP repaid the entire principal and interest due on the $167.7 million principal amount outstanding of 6.25% senior unsecured notes utilizing the proceeds from the TNMP Bridge Facility and inter-company borrowings from PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 23, 2009, TNMP issued $265.5 million aggregate principal amount of 9.50% First Mortgage Bonds, due 2019, Series 2009A at a price equal to 97.643% of their face value.  The bonds bear interest at the rate of 9.50% per annum of their face value. TNMP may redeem some or all of the bonds at any time at a redemption price that reflects a make-whole provision, plus accrued interest.  The bonds are secured by a first mortgage on substantially all of TNMP’s property.

On March 25, 2009, TNMP entered into a $50.0 million loan agreement with Union Bank, N. A. (the “2009 Term Loan Agreement”).   TNMP borrowed $50.0 million under this agreement on March 30, 2009.  Borrowings under the 2009 Term Loan Agreement must be repaid by March 25, 2014 and are secured by $50.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009B Bonds”).  Through hedging arrangements, TNMP has established fixed interest rates for the 2009 Term Loan Agreement of 6.05% for the first three years and 6.30% thereafter.  The hedging obligations are also secured by the Series 2009B Bonds.  The hedge is accounted for as a cash-flow hedge and its June 30, 2009 pre-tax fair value of $0.7 million is included in other deferred charges on the Condensed Consolidated Balance Sheets and in AOCI.  Amounts reclassified from AOCI are included in other interest expense.  The fair value determination was made using Level 2 inputs under SFAS 157.

TNMP used the proceeds received from the 9.50% First Mortgage Bonds and the 2009 Term Loan Agreement to repay the $100.0 million borrowed under the TNMP Bridge Facility and the $150.0 million outstanding under the TNMP Facility.  The remaining proceeds, after offering expenses, were used to reduce intercompany borrowings from PNMR.

On April 30, 2009, TNMP entered into a new $75.0 million revolving credit facility (the “TNMP Revolving Credit Facility”) and the existing TNMP Facility was terminated.  Borrowings under the TNMP Revolving Credit Facility are secured by $75.0 million aggregate principal amount of first mortgage bonds of TNMP (the “Series 2009C Bonds”).  The TNMP Revolving Credit Facility will expire in April 2011.

On February 26, 2009, the Finance Committee of the PNMR Board authorized PNMR to provide support for the debt of TNMP by approving additional loans to TNMP as a contingency in the event TNMP was unable to obtain external financing sufficient to pay amounts borrowed under the TNMP Facility and the TNMP Bridge Facility when they came due.  With the completion of the financing described above, the PNMR support terminated on April 30, 2009.

On May 23, 2003, PNM issued $36.0 million of 4.00% PCRB senior unsecured notes, which have a scheduled maturity in 2038, but were subject to mandatory repurchase and remarketing on July 1, 2009.  PNM repurchased these notes for $36.0 million on July 1, 2009 utilizing available cash balances and borrowings under the PNM Facility.  PNM intends to hold these bonds (without legally canceling them) and anticipates remarketing the bonds at some point in the future depending upon market conditions. For financial reporting purposes, the debt will be considered extinguished and removed from the balance sheets.

Common Stock

PNMR offers new shares of PNMR common stock through the PNMR Direct Plan and an equity distribution agreement.  The equity distribution agreement was terminated in July 2009.  For the six months ended June 30, 2009, PNMR sold 90,341 shares of its common stock through the PNMR Direct Plan for net proceeds of $0.8 million.  On July 15, 2009, PNMR began purchasing shares of its common stock on the open market rather than issuing additional shares to satisfy subscriptions under the PNMR Direct Plan.  PNMR also issued 48,202 shares of its common stock for $0.4 million through its ESPP during the six months ended June 30, 2009.  The ESPP was terminated effective June 30, 2009.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Convertible Preferred Stock

In November 2008, PNMR issued 477,800 shares of Series A convertible preferred stock.  The Series A convertible preferred stock is convertible into PNMR common stock in a ratio of 10 shares of common stock for each share of preferred stock.  The Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.  The Series A convertible preferred stock is entitled to vote on all matters voted upon by common stockholders, except for the election of the Board.  In the event of liquidation of PNMR, preferred holders would receive a preference of $0.10 per common share equivalent.  After that preference, common holders would receive an equivalent liquidation preference per share and all remaining distributions would be shared ratably between common and preferred holders.  The terms of the Series A convertible preferred stock result in it being substantially equivalent to common stock.  Therefore, for earnings per share purposes the number of common shares into which the Series A convertible preferred stock is convertible is included in the weighted average number of common shares outstanding for periods after the Series A convertible preferred stock was issued.  Similarly, dividends on the Series A convertible preferred stock are considered to be common dividends in the accompanying Condensed Consolidated Financial Statements.

(8)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”).  PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Readers should refer to Note 12 of Notes to the Consolidated Financial Statements in the 2008 Annual Reports for additional information on these plans.

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost (income):

	Three Months Ended June 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2009	2008	2009	2008	2009	2008
			(In thousands)

Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$104	$178	$15	$14
Interest cost	8,610	8,317	1,847	2,086	284	284
Expected long-term return on assets	(9,691)	(10,336)	(1,458)	(1,532)	-	-
Amortization of net loss	955	481	822	1,204	7	13
Amortization of prior service cost	79	79	(1,065)	(1,422)	3	3
Net periodic benefit cost (income)	$(47)	$(1,459)	$250	$514	$309	$314

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2009	2008	2009	2008	2009	2008
			(In thousands)

Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$209	$356	$29	$28
Interest cost	17,220	16,634	3,694	4,172	568	568
Expected long-term return on assets	(19,382)	(20,672)	(2,916)	(3,064)	-	-
Amortization of net loss	1,909	962	1,645	2,408	13	26
Amortization of prior service cost	158	158	(2,131)	(2,844)	5	6
Curtailment (gain) (1)	-	-	(2,943)	-	-	-
Net periodic benefit cost (income)	$(95)	$(2,918)	$(2,442)	$1,028	$615	$628

(1) The January 2009 sale of PNM Gas resulted in the retiree medical obligation associated with the gas designated employees to cease.  This action meets the definition of a curtailment under SFAS 106 and resulted in a curtailment gain in the first quarter 2009, which is reflected in the gain on sale of PNM Gas.

PNM does not anticipate making any contributions to its pension plan trust during 2009.  Based on current law and estimates of portfolio performance, PNM anticipates making contributions to its pension plan trust of approximately $21.7 million in 2010 and a total of $134.6 million for 2011-2013.  PNM contributed $1.4 million and $1.8 million to trusts for other postretirement benefits for the three months ended June 30, 2009 and 2008 and $2.1 million and $2.8 million for the six months ended June 30, 2009 and 2008.  PNM expects to make contributions totaling $2.7 million during the year ended December 31, 2009 to the trust for other postretirement benefits.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were $0.4 million in the three months ended June 30, 2009 and 2008, $0.8 million for the six months ended June 30, 2009 and 2008, and are expected to total $1.5 million during 2009.

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended June 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2009	2008	2009	2008	2009	2008
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$65	$71	$-	$-
Interest cost	1,099	1,061	183	179	19	19
Expected long-term return on assets	(1,523)	(1,659)	(124)	(122)	-	-
Amortization of net gain	-	(36)	(66)	(68)	-	-
Amortization of prior service cost	-	-	15	15	-	-
Net Periodic Benefit Cost (Income)	$(424)	$(634)	$73	$75	$19	$19

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2009	2008	2009	2008	2009	2008
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$130	$142	$-	$-
Interest cost	2,198	2,122	366	358	38	38
Expected long-term return on assets	(3,047)	(3,318)	(247)	(244)	-	-
Amortization of net gain	-	(72)	(132)	(136)	-	-
Amortization of prior service cost	-	-	30	30	-	-
Net Periodic Benefit Cost (Income)	$(849)	$(1,268)	$147	$150	$38	$38

TNMP made no contributions to its pension plan trust in either the first half of 2009 or 2008 and no contributions are anticipated for 2009.  Based on current law and estimates of portfolio performance, TNMP anticipates making contributions to its pension plan trust of approximately $1.8 million in 2010 and a total of $7.5 million for 2011-2013. TNMP contributed $0.3 million and zero to the trust for other post-retirement benefits for the three months ended June 30, 2009 and 2008 and $0.3 million and $0.2 million for the six months ended June 30, 2009 and 2008.   TNMP expects to make contributions totaling $0.3 million during the year ended December 31, 2009 to the trust for other postretirement benefits.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were less than $0.1 million in the three and six months ended June 30, 2009 and 2008, and are expected to total $0.2 million during 2009.

(9)	Commitments and Contingencies

Overview

There are various claims and lawsuits pending against the Company.  The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites.  In addition, the Company periodically enters into financial commitments in connection with its business operations.  The Company is also involved in various legal proceedings in the normal course of its business.  It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its results of operations or financial position.  It is the Company’s policy to accrue for expected costs in accordance with SFAS 5, when it is probable that a liability has been incurred and the amount to be incurred is reasonably estimable.  The Company cannot make any assurances that the amount of reserves or potential insurance coverage will be sufficient to cover the cash obligations that might be incurred as a result of litigation or regulatory proceedings.   Outside legal costs for these and regulatory matters are accrued when the expenses are incurred.  The Company does not expect that any known lawsuits, environmental costs, and commitments will have a material adverse effect on its financial condition, results of operations, or cash flows, although the outcome of litigation, investigations, and other legal proceedings is inherently uncertain.

With respect to some of the items listed below, the Company has determined that a loss is not probable or that, to the extent probable, is not reasonably estimable.  In some cases, the Company is not able to predict with any degree of certainty the range of possible loss that could be incurred.  Notwithstanding these facts, the Company has assessed these matters based on current information and made judgments concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought, and the probability of success.  Such judgments are made subject to the known uncertainty of litigation.  The Company has established appropriate reserves for matters where it is probable a loss has been incurred and the amount of loss is reasonably estimable.  During the three months ended June 30, 2009, such reserves were increased by $12.6 million, which was

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recorded as a reduction of operating revenues.  The actual outcomes of the items listed below could ultimately differ from the judgments made and the differences could be material.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors.  Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before at least 2017.  In November 1997, the United States Court of Appeals for the District of Columbia Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel.  Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners including PNM), filed damages actions against the DOE in the Court of Federal Claims and is currently pursuing that damages claim. In August 2008, the United States Court of Appeals for the Federal Circuit issued decisions in three damages actions brought by other nuclear utilities that could result in a decrease in the amount of PNM’s recoverable damages; however, additional appeals in those actions are possible and APS continues to monitor the status of those actions.  The trial in the APS matter began on January 28, 2009 and closing arguments were heard in late May.  The court has not indicated when it will reach its decision in the matter.  PNM currently estimates that it will incur approximately $46.1 million (in 2007 dollars) over the life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant.  PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned.  At June 30, 2009 and December 31, 2008, PNM had $14.8 million and $14.5 million recorded as a liability on its Consolidated Balance Sheets for interim storage costs.

The Clean Air Act

Regional Haze

In 1999, the EPA announced final regional haze rules and in 2005, the EPA issued the final rule addressing regional haze and guidelines for BART determinations. The rule calls for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas.  In October 2006, the EPA issued the final BART alternatives rule which made revisions to the 2005 regional haze rules.  In particular, the alternatives rule defines how an SO2 emissions trading program developed by the Western Regional Air Partnership, a voluntary organization of western states, tribes and federal agencies, can be used by western states.  New Mexico will be participating in the SO2 program, which is a trading program that will be implemented if SO2 reduction milestones, which are still being developed, are not met.

In November 2006, the NMED requested a BART analysis for NOX and particulates for each of the four units at SJGS.  PNM submitted the analysis to the NMED in early June 2007, recommending against installing additional pollution control equipment on any of the SJGS units beyond those planned at that time, the installation of which was recently completed.  PNM has provided additional data in response to requests from the NMED.  The NMED is presently reviewing the analysis and supplemental data.  Potentially, additional NOX emission reductions could be required.  The nature and cost of compliance with these potential requirements cannot be determined at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, EPA requested APS to perform a BART analysis for Four Corners.  APS completed the analysis and submitted it to the EPA on January 30, 2008.  In December 2008, APS provided additional data in response to a request from the EPA.  APS’ recommendations include the installation of certain pollution control equipment that APS believes constitutes BART.  Once APS receives the EPA’s final determination as to what constitutes BART for Four Corners, APS will have five years to complete the installation of the equipment and to achieve the emission limits established by the EPA.  However, in order to coordinate with the plant’s other scheduled activities, APS will begin implementing initial portions of APS’ recommended plan later this year for Four Corners on a voluntary basis.   Until the EPA makes a final determination on this matter, PNM cannot accurately estimate the expenditures that may be required.  As a result, PNM’s current environmental expenditure estimates do not include amounts for Four Corners BART expenditures.

While the Company continues to monitor these matters, at the present time, the Company cannot predict whether the agencies will agree with either PNM’s or APS’ BART recommendations.  If the agencies disagree with those recommendations for SJGS or Four Corners, the Company cannot predict the nature of the BART controls the agencies may ultimately mandate or the resulting financial or operational impact.

Ozone Non-Attainment

In March 2009, the NMED published its draft recommendation of area designations for the 2008 revised ozone national ambient air quality standard.  The draft recommended that San Juan County, New Mexico be designated as non-attainment for ozone.  SJGS is situated in San Juan County.  However, the NMED subsequently determined that the monitor indicating high ozone levels was not reliable and did not recommend to the EPA that San Juan County be designated as non-attainment.  EPA will make a final designation for the status of San Juan County in March 2010.  The Company cannot predict the outcome of this matter or if additional NOX controls would be required as a result of ozone non-attainment designation.

Navajo Nation Environmental Issues

Four Corners is located on the Navajo Reservation and is held under an easement granted by the federal government as well as a lease from the Navajo Nation.  The Navajo Acts, enacted in 1995 by the Navajo Nation, purport to give the Navajo Nation Environmental Protection Agency authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners.  In October 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, challenging the applicability of the Navajo Acts as to Four Corners.  The District Court stayed these proceedings pursuant to a request by the parties and the parties are seeking to negotiate a settlement.

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

In May 2005, APS and the Navajo Nation signed a Voluntary Compliance Agreement (“VCA”) resolving the dispute regarding the Navajo Nation Air Pollution Prevention and Control Act portion of the lawsuit.  On March 21, 2006, the EPA determined that the Navajo Nation was eligible for “treatment as a state” for the purpose of entering into a supplemental delegation agreement with the EPA to administer the Clean Air Act Title V, Part 71 federal permit program over Four Corners.  The EPA entered into the supplemental delegation agreement with the Navajo Nation on the same day.  Because the EPA’s approval was consistent with the requirements of the VCA, APS sought dismissal of the pending litigation in the Navajo Nation Supreme Court, as well as the pending litigation in the Navajo Nation District Court to the extent the claims relate to the Clean Air Act, and the Courts have dismissed the claims accordingly. The agreement does not address or resolve any dispute relating to other aspects of the Navajo Acts.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company cannot currently predict the outcome of these matters.

Four Corners Federal Implementation Plan Litigation

On April 30, 2007, the EPA adopted a source specific FIP to set air quality standards at Four Corners.  The FIP essentially federalizes the requirements contained in the New Mexico State Implementation Plan, which Four Corners has historically followed.  The FIP also includes a requirement to maintain and enhance dust suppression methods.  APS filed a petition for review in the U.S. District Court of Appeals for the Tenth Circuit seeking revisions to the FIP to clarify certain requirements and allow operational flexibility.  The Sierra Club intervened in this action and with other parties filed a petition for review with the same court challenging the FIP’s compliance with the Clean Air Act.  APS intervened in that action.  In APS’ lawsuit, APS challenges two key provisions of the FIP:  a 20% opacity limit on certain fugitive dust emissions and a 20% stack opacity limit on Units 4 and 5.  During 2008, the EPA voluntarily moved to vacate the fugitive dust provisions of the FIP, and on April 14, 2009, the court granted EPA’s motion.  The court also rejected the Sierra Club’s challenges to the FIP and ruled in favor of the 20% stack opacity limit.  APS filed a petition for rehearing related to the stack opacity limit finding because APS does not believe that EPA properly established that limit.  The Company does not believe that compliance with this limit will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Section 114 Request

On April 6, 2009, APS received a request from the EPA under Section 114 of the Clean Air Act seeking detailed information regarding projects at and operations of Four Corners.  APS is in the process of responding to this request, and the Company is currently unable to predict the timing or content of EPA’s response or any resulting actions.

Santa Fe Generating Station

PNM and the NMED conducted investigations of gasoline and chlorinated solvent groundwater contamination detected beneath the site of the former Santa Fe Generating Station to determine the source of the contamination pursuant to a 1992 settlement agreement between PNM and the NMED.

PNM believes that the data compiled indicates observed groundwater contamination originated from off-site sources.  However, to avoid a prolonged legal dispute, PNM agreed to a settlement agreement with the NMED under which PNM agreed to supplement remediation facilities by installing an additional extraction well and two new monitoring wells to address remaining gasoline contamination in the groundwater at and in the vicinity of the site.  PNM will continue to operate the remediation facilities until the groundwater meets applicable federal and state standards or until such time as the NMED determines that additional remediation is not required, whichever is earlier.  The well continues to operate and meets federal drinking water standards.  PNM is not able to assess the duration of this project.

The Superfund Oversight Section of the NMED has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station.  In February 2008, a NMED site inspection report was submitted to the EPA, which states that neither the source nor extent of contamination has been determined and also states that the source may not be the former Santa Fe Generating Station.  The NMED investigation is ongoing.  The Company is unable to predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Coal Combustion Waste Disposal

EPA is in the process of conducting an assessment of coal combustion product (“CCP”) impoundments, including the issuance of Information Collection Requests (“ICRs”) to and onsite inspections of facilities that have surface impoundments that handle CCPs.  This is primarily in response to the incident that occurred at Tennessee Valley Authority’s Kingston Power Plant in December 2008.  The agency is also developing national standards for CCP disposal and evaluating regulatory options that include regulations under non-hazardous waste standards, hazardous waste standards, or a combination of both.  A proposed rule is expected by year end.

SJGS did not receive an ICR since it does not operate any CCP impoundments.  SJCC currently disposes of CCPs consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant.  The Office of Surface Mining (“OSM”) developed draft proposed regulations for the mine placement of CCPs.  OSM’s rulemaking effort is currently tabled by the Obama Administration, but the agency is expected to propose regulations later this year.  PNM cannot predict the outcome of the EPA’s actions regarding CCP regulation and whether such actions will have a material adverse impact on its operations or financial position.  The Company continues to advocate for the non-hazardous regulation of CCPs.  It also believes the proper place for oversight of mine placement of CCPs is through the OSM and state mining and mining reclamation agencies.

Gila River Indian Reservation Superfund Site

In April 2008, the EPA informed PNM that it may be a PRP in the Gila River Indian Reservation Superfund Site in Maricopa County, Arizona.  PNM, along with SRP, APS and EPE, owns a parcel of property on which a transmission pole and a portion of a transmission line are located.  The property abuts the Gila River Indian Community boundary and, at one time, may have been part of an airfield where crop dusting took place.  Currently, the EPA is only seeking payment from PNM and other PRPs for past cleanup-related costs involving contamination from the crop dusting.  Based upon the total amount of cleanup costs reported by the EPA in its letter to PNM, the resolution of this matter is not expected to have a material adverse impact on PNM’s financial position, results of operations, or cash flows.

Other Commitments and Contingencies

Coal Supply

The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP Billiton.  APS purchases all of Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation.  In 2003, PNM completed a comprehensive review of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal.  Based on this study, PNM revised its estimates of the final reclamation of the surface mine.  In addition, the estimate for decommissioning the Four Corners mine was revised.  Based on the most recent estimates, the final cost of surface mine reclamation is expected to be $130.5 million in future dollars excluding contract buyout costs paid to SJCC.  As of June 30, 2009 and December 31, 2008, $30.2 million and $33.8 million was recognized on PNM’s Consolidated Balance Sheet for the obligation for surface mine reclamation using the fair value method to determine the liability.  At June 30, 2009 and December 31, 2008, the balance on PNM’s Consolidated Balance Sheets for the reclamation liability related to underground mining activities was $1.8 million and $1.6 million.

In 2003, the NMPRC granted PNM permission to collect as a part of its rates up to $100.0 million of surface mine final reclamation costs.  In the 2007 Electric Rate Case, PNM requested recovery of increased surface mine decommissioning costs, as well as underground mine reclamation costs. Recovery of the final underground mine reclamation costs was allowed; however, the NMPRC denied recovery of amounts for surface mine decommissioning in excess of $100.0 million. PNM has filed an appeal of this issue in the New Mexico Supreme Court.  See Note 10.  The Company cannot predict the outcome of this appeal.

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

Water Supply

Because of New Mexico’s arid climate and periodic drought conditions, there is a growing concern in New Mexico about the use of water for power plants.  PNM has secured water rights in connection with the existing plants at Afton, Luna and Lordsburg.  Water availability does not appear to be an issue for these plants at this time.

The “four corners” region of New Mexico, in which SJGS and Four Corners are located, experienced drought conditions during 2002 through 2004 that could have affected the water supply for PNM’s generation plants.  In future years, if adequate precipitation is not received in the watershed that supplies the four corners region, the plants could be impacted.  Consequently, PNM, APS and BHP Billiton have undertaken activities to secure additional water supplies for SJGS, Four Corners and related mines.  PNM has reached an agreement for a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a term ending December 31, 2012.  Further, PNM and BHP Billiton have reached agreement on a long-term supplemental contract relating to water for SJGS with the Jicarilla Apache Nation that ends in 2016.  APS and BHP Billiton have entered into a similar contract for Four Corners.    Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact the Company’s situation in the future, should the shortages occur in the future.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PVNGS Water Supply Litigation

A summons was served on APS in 1986 that required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court.  PVNGS is located within the geographic area subject to the summons.  APS’ rights and the rights of the other PVNGS participants to the use of groundwater and effluent at PVNGS are potentially at issue in this action.  APS filed claims that dispute the court’s jurisdiction over PVNGS’ groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of those rights.  In 1999, the Arizona Supreme Court issued a decision finding that certain groundwater rights may be available to the federal government and Indian tribes.  In addition, the Arizona Supreme Court issued a decision in 2000 affirming the lower court’s criteria for resolving groundwater claims.  Litigation on both these issues has continued in the trial court.  No trial dates have been set in these matters.  PNM does not expect that this litigation will have a material adverse impact on its results of operation or financial position.

NRC Matters

Because of several NRC findings relating to situations at PVNGS Unit 3 in 2004 and 2006, PVNGS was subject to a heightened level of oversight by the NRC.  On March 24, 2009, the NRC informed APS that it was removing PVNGS Unit 3 from the "multiple/repetitive degraded cornerstone" column of the NRC's Action Matrix (“Column 4”), removing PVNGS Units 1 and 2 from the “one degraded cornerstone” column (“Column 3”), and returning all three units of the plant to routine inspection and oversight by the NRC.  This notification follows the NRC's completion of its inspections of the corrective actions taken by PVNGS to address performance deficiencies that caused the NRC to place Unit 3 into Column 4 and Units 1 and 2 into Column 3.  The NRC has closed the confirmatory action letter that outlined the performance deficiencies and associated corrective actions.

San Juan River Adjudication

In 1975, the State of New Mexico filed an action entitled “State of New Mexico v. United States, et al.”, in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the San Juan River Stream System.  The Company was made a defendant in the litigation in 1976.  The action is expected to adjudicate water rights used at Four Corners and at SJGS.  In 2005, the Navajo Nation and various parties announced a settlement of the Nation’s reserved surface water rights.  On March 30, 2009, President Obama signed legislation confirming the settlement with the Navajo Nation.  The Company cannot determine the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners.  Final resolution of the case cannot be expected for several years. The Company is unable to predict the ultimate outcome of this matter.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Right of Way Matters

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties.  Several of the agreements granting the rights-of-way have expired or will expire within the next few years.  PNM is actively reviewing these matters and negotiating with certain parties, as appropriate, for the renewal of these rights-of-way.  However, there can be no assurance that all of these rights-of-way will be renewed.  If PNM is not successful in renewing the rights-of-way on Native American lands, it could be forced to remove its facilities from or abandon its facilities on the property covered by the rights-of-way and seek alternative routes for its transmission or distribution facilities.  With respect to non-tribal government land and private land, PNM may have condemnation rights. If rights-of-way are renewed, it is likely they will be renewed at prices that are higher than historical levels, based on current renewal experience.  Rights-of-way costs have historically been recovered in rates charged to customers.  PNM will seek to recover such costs in future rates.

Republic Savings Bank Litigation

In 1992, Meadows Resources, Inc. (“MRI”), an inactive subsidiary of PNMR, and its subsidiaries (“Plaintiffs”) filed suit against the Federal government in the United States Court of Claims, alleging breach of contract arising from the seizure of Republic Savings Bank (“RSB”).  RSB was seized and liquidated after Federal legislation prohibited certain accounting practices previously authorized by contracts with the Federal government.  The Federal government filed a counterclaim alleging breach of obligation to maintain RSB’s net worth and moved to dismiss Plaintiffs’ claims for lack of standing.

 Plaintiffs filed a motion for summary judgment in December 1999 on the issue of liability and on the issue of damages.  The Federal government filed a cross motion for summary judgment and opposed Plaintiffs’ motion.

On January 25, 2008, the court entered its opinion granting the Federal government’s motion to dismiss MRI, denying the Federal government’s motion for summary judgment and granting the remaining Plaintiffs’ motion for summary judgment on the issues of liability and damages, awarding the Plaintiffs damages in the amount of $14.9 million. MRI had previously received payment from the FDIC in the amount of $0.3 million.  This payment reduces the amount of damages owed to $14.6 million.

The matter is currently pending before the U. S. Court of Appeals for the Federal Circuit on appeal by the Federal government and cross-appeal by Plaintiffs.  Oral argument is scheduled for August 7, 2009.  PNMR is unable to predict the outcome of this litigation.

Western United States Wholesale Power Market

Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints and alleged market manipulation by certain sellers, resulted in the well-publicized California and Western markets energy crisis of 2000-2001 and the bankruptcy filings of the Cal PX and PG&E.  As a result of the conditions in the Western markets during this time period, between late-2000 and mid-2003, FERC, the California Attorney General and private parties initiated investigations, litigation, and other proceedings relevant to PNM and other sellers in the Western markets at FERC and in both California State and Federal District Courts, seeking a determination whether sellers of wholesale electric energy during the crisis period, including PNM, should be ordered to pay monetary refunds to buyers of such energy.  These proceedings continue at FERC as well as before the U.S. Court of Appeals for the Ninth Circuit.  PNM has participated in these proceedings at FERC, the Federal District Courts and the Ninth Circuit, including filing appeals to that court.  Both FERC and the Ninth Circuit continue to hold settlement and mediation conferences, in which PNM continues to participate.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2005, PNM filed a "cost offset" claim at FERC, seeking to reduce its liability for refunds based on its costs of securing and/or providing the power sold to California.  In doing so, PNM sought treatment as a power marketer, rather than a vertically integrated utility, based on its configuration at the time as a "merchant utility."  FERC's orders on cost-offsets prior to that time allowed marketers, but not utilities, to earn a margin above costs and claim all energy purchases as costs (whereas utilities were severely limited in their ability to claim purchases as costs).  FERC rejected PNM's treatment as a marketer in an order issued in late 2005 and PNM sought rehearing.  In June 2009, FERC denied PNM’s request for rehearing.  PNM anticipates it will appeal this matter to the Ninth Circuit.

            The Company cannot predict the ultimate outcome of the appeals or any FERC decision resulting therefrom.  At this time, it is unclear whether PNM will ultimately be directed to make refunds as a result of these court and FERC decisions, or whether settlement may be reached.

Complaint Against Southwestern Public Service Company

In September 2005, PNM filed a complaint under the Federal Power Act against SPS. PNM argued that SPS’ rates for sale of interruptible energy were excessive and that SPS had been overcharging PNM for deliveries of energy through its fuel cost adjustment clause practices.  PNM also intervened in a complaint proceeding brought by other customers raising similar arguments relating to SPS’ fuel cost adjustment clause practices (the “Golden Spread complaint proceeding”).  Additionally, in November 2005, SPS filed an electric rate case at FERC proposing to unbundle and raise rates charged to customers effective July 2006. PNM intervened in the case and objected to the proposed rate increase. In September 2006, PNM and SPS filed a settlement agreement providing for resolution of issues relating to rates for sales of interruptible energy, but not resolving the fuel clause issues. In September 2008, FERC issued its order approving the settlement between PNM and SPS.

In April 2008, FERC issued its order in the Golden Spread complaint proceeding.  FERC affirmed in part and reversed in part an ALJ’s initial decision, which had, among other things, ordered SPS to pay refunds to PNM with respect to the fuel clause issues.  FERC affirmed the decision of the ALJ that SPS violated its fuel cost adjustment clause tariffs.   However, FERC shortened the refund period applicable to the violation of the fuel cost adjustment clause issues. PNM and SPS have filed petitions for rehearing and clarification of the scope of the remedies that were ordered and reversal of various rulings in the order. FERC has not yet acted upon the requests for rehearing or clarification and they remain pending further decision.  PNM cannot predict the final outcome of the case at FERC.

Begay v. PNM et al

A putative class action was filed against PNM and other utilities on February 11, 2009 in the United States District Court in Albuquerque.  Plaintiffs claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation. Plaintiffs, including an allottee association, make broad, general assertions that defendants, including PNM, are right-of-way grantees with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The plaintiffs, who have sued the defendants for breach of fiduciary duty, seek a constructive trust.  They have also included a breach of trust claim against the United States and its Secretary of the Interior.  PNM and the other defendants have filed motions to dismiss this action.  PNM is unable to determine the outcome of this case but intends to defend it vigorously.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)	Regulatory and Rate Matters

PNMR

First Choice Price-to-Beat Base Rate Reset

Based on the terms of the Texas stipulation related to the acquisition of TNP, First Choice made a filing to reset its price-to-beat base rates in 2005. First Choice’s price-to-beat base rate case was consolidated with TNMP’s 60-day rate review (see “60-Day Rate Review” below). First Choice requested that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the TNP acquisition stipulation. In 2006, TNMP, First Choice, the PUCT staff and other parties filed a non-unanimous settlement agreement (“NUS”).  The PUCT unanimously approved the NUS on November 2, 2006 and made First Choice’s new price-to-beat base rates effective on December 1, 2006, as First Choice had requested.  As price-to-beat rates expired on December 31, 2006, the approved rates are no longer applicable.  In January 2007, TNMP’s 60-Day Rate Review proceeding and the underlying NUS were appealed by various Texas cities to a Texas District Court.  TNMP and First Choice have intervened in this appeal.   The Company is unable to predict the outcome of this matter.

First Choice Request for ERCOT Alternative Dispute Resolution

In June 2008, First Choice filed a request for alternative dispute resolution with ERCOT alleging that ERCOT incorrectly applied its protocols with respect to congestion management during the first quarter of 2008.  First Choice requested that ERCOT resolve the dispute by restating certain elements of its first quarter 2008 congestion management data and by refunding to First Choice allegedly overstated congestion management charges.  The amount at issue in First Choice’s claim can only be determined by running ERCOT market models with corrected inputs but First Choice believes that the amount is significant.  ERCOT protocols provide that ERCOT will notify potentially impacted market participants and subsequently consider the merits of First Choice’s allegations.  The Company is unable to predict the outcome of this matter.

PNM

2007 Electric Rate Case

On February 21, 2007, PNM filed a general electric rate case (“2007 Electric Rate Case”) requesting the NMPRC approve an increase in service fees to all of PNM’s retail customers except those formerly served by TNMP.  The request was designed to provide PNM’s electric utility an opportunity to earn a 10.75 percent return on equity.  The application also requested authorization to implement a FPPAC through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, will be passed through to customers on a monthly basis.  On April 24, 2008, the NMPRC issued a final order that resulted in a revenue increase of $34.4 million.  The rate increase provides for a 10.1 percent return on equity. New rates reflecting the $34.4 million increase were effective for bills rendered on and after May 1, 2008.  In its final order, the NMPRC disallowed recovery of costs associated with the RECs used to meet the New Mexico Renewable Energy Portfolio Standards that were being deferred as regulatory assets.  The NMPRC also ruled that recovery of surface coal mine decommissioning costs be capped at $100 million.  The order resulted in PNM being unable to assert it is probable, as defined under GAAP, that the costs previously deferred on PNM’s balance sheet will be recoverable through future rates charged to its customers.  Accordingly, as of March 31, 2008, PNM recorded regulatory disallowances for pre-tax write offs of $19.6 million for coal mining decommissioning costs and $10.6 million for deferred REC costs.  PNM appealed the NMPRC’s treatment of coal mine decommissioning and the RECs to the New Mexico Supreme Court.  Under the terms of the stipulation in the 2008 Electric Rate Case described below, PNM dismissed its appeal of the treatment of the REC costs shortly after that stipulation was approved.  If the appeal of the coal mine decommissioning costs is successful, those costs will be restored to PNM’s balance sheet. Oral argument

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

before the New Mexico Supreme Court was held on July 20, 2009 and a decision is pending.  PNM is unable to predict the outcome of this matter.

Emergency FPPAC

On March 20, 2008, PNM and the IBEW filed a joint motion in the general electric rate case requesting NMPRC authorization to implement an Emergency FPPAC on an interim basis. On May 22, 2008, the NMPRC issued a final order that approved the Emergency FPPAC with certain modifications.  The Emergency FPPAC permits PNM to recover its actual fuel and purchased power costs up to $0.024972 per kWh, which is an increase of $0.008979 per kWh above the fuel costs included in base rates.  PNM implemented the Emergency FPPAC from June 2, 2008 through the effective date of the 2008 Electric Rate Case described below.  The actual fuel and purchased power costs did not exceed the annual cap during the period the Emergency FPPAC was in effect.  The Emergency FPPAC provided that if PNM’s base load generating units subject to NMPRC jurisdiction did not operate at or above a specified capacity factor and PNM was required to obtain replacement power to serve jurisdictional customers, PNM would be required to make a filing with the NMPRC seeking approval of the replacement power costs.  In the required filing, PNM has stated that the costs of the replacement power amounting to $8.0 million were prudently incurred and should be approved.

The Albuquerque Bernalillo County Water Utility Authority and the New Mexico Industrial Energy Consumers Inc. filed notices of appeal to the New Mexico Supreme Court, which seek to have vacated the NMPRC order approving the Emergency FPPAC. The appeals have been consolidated and PNM has been granted party status.  Oral argument before the New Mexico Supreme Court is scheduled for August 10, 2009.  PNM is unable to predict the final outcome of these appeals.

The NMPRC order approving the Emergency FPPAC required PNM to pay for an audit of PNM’s monthly FPPAC reports and a prudence review of PNM’s fuel and purchased power costs, to be conducted by auditors selected by the NMPRC.  Costs of the audit incurred by PNM will be recoverable through future rate proceedings.  The NMPRC has selected an auditor and the audit has begun.  Results of the audit are not yet known.

2008 Electric Rate Case

On September 22, 2008, PNM filed a general rate case (“2008 Electric Rate Case”) requesting the NMPRC to approve an increase in electric service rates to all PNM retail customers except those formerly served by TNMP. The proposed rates were designed to increase annual operating revenue by $123.3 million, based on a March 31, 2008 test period and calculating base fuel costs using a projection of costs for the 12 months ending March 31, 2009. PNM also proposed a FPPAC in the general form authorized by the NMPRC, but with PNM retaining 25% of off-system sales margins and crediting 75% against fuel and purchased power costs.

On March 6, 2009, PNM, the NMPRC staff and most of the intervening parties filed a stipulation to resolve all issues in the case, including the approval of the Resource Stipulation described below. No party opposed the stipulation.   The stipulation provided for an increase in annual non-fuel revenues of $77.3 million, of which 65% ($50.2 million) would be implemented for bills beginning on July 1, 2009 and the remaining 35% ($27.1 million) to be implemented in rates as of April 1, 2010.  The stipulation was amended to reduce the rate increase to $77.1 million and was approved by the NMPRC on June 18, 2009. The new rates went into effect for bills rendered beginning July 1, 2009.  As an offset to the non-fuel revenue increase, PNM implemented a credit to customers totaling $26.3 million, representing the amount of revenues from past sales of SO2 allowances.  This amount will be credited to ratepayers over 21 months beginning July 1, 2009. The crediting mechanism will also be used to credit customers with revenues received by PNM from future sales of SO2 allowances.  PNM recorded a regulatory disallowance expense and a regulatory liability for the $26.3 million to be credited to ratepayers. The stipulation also provides that a revised FPPAC go into effect with the new rates.  The stipulation provides that 100% of off-systems sales margins be credited against fuel and purchased power costs in the FPPAC.  The FPPAC factor will be set annually beginning July 1, 2010.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Resource Stipulation

In anticipation of the 2008 Electric Rate Case, on September 10, 2008, a stipulation (the “Resource Stipulation”) executed by PNM, the NMPRC staff, the AG and the Coalition for Clean Affordable Energy, and later joined by the New Mexico Industrial Energy Consumers Inc., was filed with the NMPRC. The NMPRC approved the Stipulation on May 26, 2009.  The Resource Stipulation allows recovery in rates of costs related to and resolves all issues in the proceedings regarding 1) the Valencia PPA, 2) PNM’s proposed acquisition of an ownership interest in Unit 2 of PVNGS currently being leased, including carrying costs of $2.1 million, and 3) the application to own and operate Lordsburg and PNM’s interest in Luna as jurisdictional assets.

In June 2007, a wholly-owned subsidiary of PNMR purchased 100% of a trust, which owns a 2.26% undivided interest, representing 29.8 MW, in PVNGS Unit 2 and a 0.76% undivided interest in certain PVNGS common facilities, as well as a lease under which such facilities are leased to PNM.  The Resource Stipulation allows the Unit 2 interest to be transferred to PNM and the acquisition costs to be recovered beginning with the 2008 Electric Rate Case.  On July 24, 2009, PNM purchased the trust from the other PNMR subsidiary for $39.1 million in cash.  The purchase price was equal to the net book value of the underlying assets less deferred taxes and miscellaneous accruals. The other PNMR subsidiary paid a dividend of that same amount to PNMR.  PNMR then made an equity contribution of that amount to PNM.  The trust has $32.0 million of debt owing to the PVNGS Capital Trust, which is consolidated by PNM.  The transfer has no impact on the financial statements of PNMR. The impacts on the financial statements of PNM are to increase net plant in service by $73.7 million, increase common stock by $39.1 million, reduce investment in lessor notes by $32.0 million, reflecting the elimination of the debt owed by the trust to the PVNGS Capital Trust, and increase deferred income taxes and other accruals by $2.6 million.

Renewable Portfolio Standard

The Renewable Energy Act of 2004 was enacted to encourage the development of renewable energy in New Mexico.  The act, as amended, establishes a mandatory renewable energy portfolio standard requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006, increasing to 10% by 2011, 15% by 2015 and 20% by 2020.  The NMPRC requires renewable energy portfolios to be “fully diversified” beginning in 2011 when no less than 20% of the renewable portfolio requirement must be met by wind energy, no less than 20% by solar energy, no less than 10% by other renewable technologies, and no less than 1.5% by distributed generation. The act provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. The NMPRC has established a RCT that began at 1% of all customers’ aggregated overall annual electric charges, increasing by 0.2% annually until 2011, at which time it will be 2%, and then increasing by 0.25% annually until reaching 3% in 2015.

On July 1, 2009, PNM filed its annual Renewable Energy Portfolio Procurement Plan for 2010 with the NMPRC.  Under the plan, which requires NMPRC approval, PNM would rely on a mixture of solar, wind, biogas and the purchase of RECs to meet its renewable energy requirements for 2010, which is set at 6% of retail energy sales by NMPRC rule, provided that renewable resource costs are below the RCT, which is 1.8% of overall average retail rates for 2010 and 2% for 2011.  The plan describes that PNM will meet its renewable energy requirements in 2010, but will require additional resources in 2011.  However, to be compliant with the RCT, PNM will not be able to fully meet the resource diversity requirements of the NMPRC's rules, particularly the solar resource diversity requirements.   The plan commits PNM to provide additional details on new projects later this year.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NMPRC Rulemaking on Disincentives to Energy Efficiency Programs

In January 2008, the NMPRC issued a NOI to identify disincentives in utility expenditures on energy efficiency and measures to address those disincentives, including specific ratemaking alternatives and appointed a Hearing Examiner to conduct workshops to develop proposals for possible rule changes.  Based on the workshops  amendments were proposed to the NMPRC energy efficiency rule that would allow utilities to collect $0.01 per KWh for energy savings and $10 per kilowatt for demand savings related to energy efficiency programs and an alternative proposal that would add a decoupling mechanism to the rule.  PNM filed comments and testimony addressing the proposed rule and response comments and rebuttal testimony have been filed.  A public hearing was held on June 26, 2009 and a decision is pending.  PNM is unable to predict the final outcome of this proceeding.

PNM Electric Energy Efficiency and Load Management Programs

The NMPRC requires public utilities to file annually a plan to implement energy efficiency and load management programs. Costs to implement approved programs are recovered through a rate rider. On September 15, 2008, PNM filed its annual plan which included new programs, modifications to existing programs and a request to recover program costs.  After proceedings before the NMPRC, a final order approving the programs was issued on May 19, 2009.  The costs of the programs will be recovered through a rate rider amounting to 1.881% of customers’ bills, before taxes and franchise fees based on program costs of $14.1 million beginning in August 2009. The new programs are being implemented.

On July 7, 2009, the NMPRC ordered an investigation into whether it is prudent for PNM to continue certain load management programs initiated in 2008, considering its recent addition of supply-side resources.  PNM offers these programs through contracts with third-party vendors that contain substantial fees for early termination.  PNM is required to file testimony addressing the prudence of continuing these programs, but no procedural schedule has been established.  The projected budget for these programs in 2010 is $5.7 million.  PNM is unable to predict the outcome of this proceeding.

Investigation on Establishing a Policy Linking Utility Earnings to Quality of Customer Service

On May 28, 2009, the NMPRC ordered an investigation to consider the development of a service quality incentive mechanism for utilities in New Mexico, including PNM. The parties are to look at quality of service mechanisms established in other NMPRC orders, as well as the mechanisms that have been implemented in other states. The parties are free to propose alternative types of mechanisms that are more appropriately suited to the utilities. PNM is active participant in the case. The Hearing Examiner has ordered workshops to occur through October 2009. PNM is unable to predict the outcome of this proceeding.

Rates for Former TNMP Customers in New Mexico

PNM serves the former New Mexico customers of TNMP (“TNMP-NM”) under rates approved by the NMPRC in its order approving PNMR’s acquisition of TNMP.  Under that order, rates charged to customers were set through December 31, 2010.  In January 2009, the NMPRC directed PNM to estimate the revenue requirement increase that would be reflected in a TNMP-NM rate application for rates effective January 2011.  PNM estimated that the rate increase could be between 40% and 56% depending on fuel costs. In April 2009, the NMPRC directed PNM, the NMPRC staff, and other parties to attempt to reach consensus on ways to mitigate the impact of this potential rate increase and appointed a mediator.  Discussions are ongoing.  No date has been set for completion of this process.  PNM cannot predict the ultimate outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Third-Party Arrangements for Renewable Distributed Generation

On June 16, 2009, the NMPRC initiated a proceeding and requested legal briefs on the topic of whether third-party arrangements for renewable generation are permissible under New Mexico law.  Initial briefs by utilities, the NMPRC staff and intervenors were filed on July 31, 2009.  Response briefs are due by August 31, 2009.  In its initial brief, PNM stated that third-party arrangements that involve the sale of electricity to retail customers in the service territory of existing utilities were not legally permissible.  Other utilities’ and the NMPRC staff’s briefs reached similar conclusions.  Certain intervenors argued in their briefs that such arrangements were generally permissible.  PNM cannot at this time predict the outcome of this proceeding.

TNMP

TNMP Competitive Transition Charge True-Up Proceeding

The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers.  A 2004 PUCT decision established $87.3 million as TNMP’s stranded costs.  TNMP and other parties have made a series of appeals on the ruling and it is currently before the Texas Supreme Court. TNMP is unable to predict if the Texas Supreme Court will review the decision or the ultimate outcome of this matter.

Interest Rate for Calculating Carrying Charges on TNMP’s Stranded Cost

The PUCT approved an amendment to the true-up rule in 2006, which results in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a CTC. The PUCT concluded that the correct rate at which a utility should accrue carrying costs through a CTC is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility’s most recently authorized capital structure.  The revised rate affects TNMP by lowering the previously approved carrying cost rate of 10.93%.  After regulatory proceedings, the PUCT issued an order approving the 8.31% rate proposed by TNMP and the PUCT staff. Various municipal intervenors (“Cities”) appealed the PUCT’s order to the District Court in Austin, Texas, with TNMP as an intervenor.  The District Court affirmed the PUCT’s decision and the Cities filed an appeal in the Texas 3rd Court of Appeals.  Oral argument was held on February 26, 2009.  On May 1, 2009, the Court of Appeals affirmed the decisions of the lower court as requested by TNMP.

Interest Rate Compliance Tariff

Following the revision of the interest rate on TNMP’s carrying charge, TNMP filed a compliance tariff to implement the new 8.31% rate. TNMP’s filing proposed to put the new rates into effect on February 1, 2008.  Intervenors asserted objections to the compliance filing.  PUCT staff urged that the PUCT make the new rate effective as of December 27, 2007 when the PUCT’s order establishing the correct rate became final.  After regulatory proceedings, the PUCT issued an order making the new rate retroactive to July 20, 2006.  TNMP filed an appeal of this order in the District Court in Austin, Texas.  While there is inherent uncertainty in this type of proceeding, TNMP believes it will ultimately be successful in overturning any ruling that the effective date should be prior to December 27, 2007.

60-Day Rate Review

In 2005, TNMP made a required 60-day rate review filing.  TNMP’s case establishes a CTC for recovery of the true-up balance.  As noted above, TNMP’s 60-day rate review, along with First Choice’s price-to-beat rate reset filing, were consolidated.  See “First Choice Price-To-Beat Base Rate Reset” above for further updates.  In 2006, the PUCT issued a signed order which would allow TNMP to begin collecting its true-up balance, which includes carrying charges, over a 14-year period.  The order also allows TNMP to collect expenses associated with several cases over a three-year period.  TNMP began collecting its CTC and its rate case expenses on December 1, 2006.  In

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 2007, this proceeding was appealed by various Texas cities to the District Court, in Austin, Texas.  TNMP and First Choice have intervened. TNMP is unable to predict the ultimate outcome of this matter.

2008 Rate Case

On August 29, 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues, requesting that new rates go into effect in September 2009.  In its request, TNMP also asked for permission to implement a catastrophe reserve fund similar to those approved for other transmission and distribution companies in Texas. Catastrophe funds help pay for a utility system’s recovery from natural disasters and acts of terrorism.  On October 10, 2008, the PUCT issued a preliminary order permitting TNMP to file supplemental testimony on costs caused by Hurricane Ike.

In December 2008, the parties in the TNMP rate case requested that the case be abated and the ALJ granted the request.  The abatement suspended procedural deadlines until after the submittal of supplemental testimony by TNMP relating to costs incurred during Hurricane Ike and anticipated increased financing costs.  On March 31, 2009, TNMP filed its supplemental testimony, requesting an additional revenue increase of $15.7 million annually. On June 22, 2009, TNMP and the other parties in the rate case announced that a unanimous settlement had been reached. The stipulation of the settlement terms was filed on July 13, 2009 and along with all supporting testimony was admitted into evidence on July 17, 2009.  The case was remanded to the PUCT for approval and is on the PUCT agenda for its August 13, 2009 meeting. Subject to final approval by the PUCT, the settlement resolves all issues in the rate case and permits TNMP to increase revenues by $12.7 million annually.  This increase reflects interest and other costs associated with its March 2009 debt refinancing and the settlement adjusts the interest rate TNMP is allowed to collect on its CTC to reflect those costs.  The rate increase includes recovery of $17.6 million of Hurricane Ike restoration costs plus carrying costs over five years although $0.7 million of the costs incurred by TNMP were not included and were written off in the three months ended June 30, 2009.  The settlement authorizes a catastrophe reserve of $1.0 million funded over an eight year period. TNMP is unable to predict if the PUCT will approve the stipulation or the ultimate outcome of this matter.

Once the rate case is finalized by the PUCT, TNMP may update its transmission rates annually to reflect changes in its invested capital.  Updated rates would reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities.

Senate Bill 769

            On April 16, 2009, the Governor of Texas signed into law Senate Bill 769 (“SB 769”) concerning the recovery of hurricane costs by utilities.  SB 769 authorizes the PUCT, after a full review, to permit an electric utility to obtain timely recovery of system restoration costs, and permits utilities to use securitization financing for the recovery of such costs. Appropriately incurred costs can be approved in any future proceeding.

(11)	Optim Energy

Optim Energy was created by PNMR and ECJV, a wholly owned subsidiary of Cascade, to serve expanding U.S. markets, principally the areas of Texas covered by ERCOT.  PNMR and ECJV each have a 50 percent ownership interest in Optim Energy, a limited liability company.  See Note 22 of the Notes to Consolidated Financial Statements in the 2008 Annual Reports.  PNMR has no commitments or guarantees with respect to Optim Energy.

Optim Energy jointly developed a 550 MW combined-cycle natural gas unit with NRG Energy, Inc. at the existing NRG Cedar Bayou Generating Station near Houston, which was completed in June 2009.   Optim Energy’s share of this unit is 275 MW.  Optim Energy financed its portion of the Cedar Bayou construction with borrowings under its existing credit facility and operating cash flows.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Optim Energy has a bank financing arrangement expiring in May 2012, which includes a revolving line of credit.  This facility also provides for bank letters of credit to be issued as credit support for certain contractual arrangements entered into by Optim Energy.  Cascade and ECJV have guaranteed Optim Energy’s obligations on this facility and, to secure Optim Energy’s obligation to reimburse Cascade and ECJV for any payments made under the guaranty, have a first lien on all assets of Optim Energy and its subsidiaries.

In June 2009, Optim Energy notified the lender under the above bank financing agreement, Cascade and ECJV of a default or potential default under the credit agreement and certain other agreements entered into between Optim Energy and various of the above parties. The default or potential default arises out of the construction of the substation at the Cedar Bayou facility. The substation was built or partially built on lands belonging to an affiliate of NRG Energy, Inc. in which the Cedar Bayou plant does not have a leasehold estate and by operation of certain credit agreements of NRG affiliates, various lenders (“NRG Lenders”) have a lien or liens on such real property and may have a lien or liens on the substation.  Optim Energy has obtained waivers from the lender under its bank financing agreement, Cascade and ECJV. These waivers terminate on October 20, 2009 unless, by that date, a release is obtained from the NRG Lenders and the lease covering the Cedar Bayou facility is amended to add the lands upon which the substation is located. At this time, Optim Energy believes that these documents will be obtained prior to October 20, 2009.

Summarized financial information for Optim Energy is as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)

Operating revenues	$57,855	$130,305	$136,253	$218,073
Cost of sales	44,097	85,770	89,815	196,630
Gross margin	13,758	44,535	46,438	21,443
Non-fuel operations and maintenance expenses	3,828	4,947	9,809	9,603
Administrative and general expenses	10,295	7,697	20,304	13,799
Impairment of intangible assets	-	21,795	-	21,795
Depreciation and amortization expense	7,425	7,658	15,084	15,227
Taxes other than income tax	3,244	3,609	6,573	7,269
Operating income (loss)	(11,034)	(1,171)	(5,332)	(46,250)
Other income and (deductions)	(129)	449	(73)	706
Net interest charges	(3,020)	(4,789)	(5,500)	(11,357)
Earnings (loss) before income taxes	(14,183)	(5,511)	(10,905)	(56,901)
Income taxes (benefit)(1)	(51)	91	111	(293)
Net earnings (loss)	$(14,132)	$(5,602)	$(11,016)	$(56,608)

50 percent of net earnings (loss)	$(7,066)	$(2,801)	$(5,508)	$(28,304)
Plus amortization of basis difference in Optim Energy	(287)	278	(450)	698
PNMR equity in net earnings (loss) of Optim Energy	$(7,353)	$(2,523)	$(5,958)	$(27,606)

(1) Represents the Texas Margin Tax, which is considered an income tax.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Position

	June 30,	December 31,
	2009	2008
	(In thousands)

Current assets	$165,569	$151,677
Net property plant and equipment	957,805	946,420
Deferred assets	212,163	224,776
Total assets	1,335,537	1,322,873

Current liabilities	98,343	104,826
Long-term debt	755,000	730,778
Other long-term liabilities	7,916	7,763
Total liabilities	861,259	843,367

Owners’ equity	$474,278	$479,506

50 percent of owners’ equity	$237,139	$239,753
Unamortized PNMR basis difference in Optim Energy	219	197
PNMR equity investment in Optim Energy	$237,358	$239,950

Optim Energy has a hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales under SFAS 133 are derivative instruments that are required to be marked-to-market.  Due to the extreme ERCOT market volatility experienced in the first quarter of 2008, Optim Energy made the decision to exit its speculative trading business and close out its speculative trading positions.  Optim Energy incurred settled and forward speculative losses of $2.4 million in the first quarter of 2008.  The market volatility contributed to Optim Energy recording forward mark-to-market losses of $47.1 million on its economic hedges in the first quarter of 2008 and $8.1 million of gains in the second quarter of 2008.  Optim Energy recorded mark-to-market losses of $15.8 million and $6.4 million on economic hedges during the three months and six months ended June 30, 2009.

The contribution of Altura created a basis difference between PNMR’s recorded investment in Optim Energy and 50 percent of Optim Energy’s equity.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  For the three months and six months ended June 30, 2009 and 2008, the basis difference adjustment detailed above relates mainly to contract amortization with insignificant offsets related to the other minor basis difference components.

On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  LCC is Optim Energy’s counterparty in several agreements for power and steam sales.  In addition, LCC leases Optim Energy the land for the Altura Cogen facility and provides other services, including water, to that facility.  The pre-petition amount due from LCC as of June 30, 2009 is immaterial to Optim Energy’s results and has been fully reserved.  LCC has continued to perform under the existing contracts since its bankruptcy filing.

The assets of Altura transferred to Optim Energy included the development rights for a possible expansion of the Twin Oaks plant, which was classified as an intangible asset.  In the three months ended June 30, 2008, Optim Energy made a strategic decision not to pursue the Twin Oaks expansion and wrote off the development rights as an impairment of intangible assets amounting to $21.8 million.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)	Related Party Transactions

PNMR, PNM, TNMP, and Optim Energy are considered related parties as defined in SFAS 57.  PNMR Services Company provides corporate services to PNMR, its subsidiaries, and Optim Energy.  Additional information concerning the Company’s related party transactions is contained in Note 20 of the Notes to Consolidated Financial Statements in the 2008 Annual Reports.

See Note 11 for information concerning Optim Energy.  The table below summarizes the nature and amount of other related party transactions of PNMR, PNM and TNMP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)

Electricity, transmission and related services billings:
TNMP to PNMR	$10,179	$14,909	$19,482	$29,319

Services billings:
PNMR to PNM*	16,845	23,438	33,873	44,866
PNMR to TNMP	5,018	5,038	10,302	9,597
PNM to TNMP	133	23	266	59
PNMR to Optim Energy	1,365	2,541	2,779	4,965
Optim Energy to PNMR	89	106	216	106

Income tax sharing payments from:
PNM to PNMR	45,740	-	45,740	(1,855)
TNMP to PNMR	3,027	-	3,027	(858)

Interest payments:
TNMP to PNMR	171	28	601	117

* PNM shared services include billings to PNM Gas of zero and $6.1 million for the three months ended June 30, 2009 and 2008, and $0.9 and $11.6 for the six months ended June 30, 2009 and 2008.

(13)	New Accounting Pronouncements

Note 21 of Notes to Consolidated Financial Statements in the 2008 Annual Reports contains information regarding recently issued accounting pronouncements that could have a material impact on the Company.  See Note 4 regarding the implementation of SFAS 161.

FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, until January 1, 2009, at which time it was adopted by the Company.  The Company applied this FSP as of April 1, 2009 to the fair value determinations made by the Company in evaluating intangible assets for potential impairment.  This FSP did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued the following three FSPs, which were effective for interim and annual reporting periods ending after June 15, 2009.  The Company has adopted these FSPs and the required disclosures are reflected in Note 4.  The FSPs did not have a significant impact.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FSP FAS 157-4 – Determining the Fair Value When the Volume and Level Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

FSP FAS 157-4 amends SFAS 157 by providing additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased when compared to normal market activity for the asset or liability, as well as providing additional guidance for determining fair values in inactive markets.

FSP FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments

FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments, previously required in annual financial statements, to be included for interim reporting periods of publicly traded companies.

FSP FAS 115-2 and FAS 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in interim and annual financial statements, as well as requiring disclosures about investment securities, previously required in annual financial statements, to be included for interim reporting periods of publicly traded companies.

SFAS 165 – Subsequent Events

In May 2009, the FASB issued SFAS 165 to establish a general standard for accounting and disclosing events that occur after the balance sheet date but before financial statements are issued.  SFAS 165 sets forth the period after the balance sheet date in which management should evaluate subsequent events, the circumstances under which events should be recognized, and the disclosures that should be made.  SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009 and did not have any significant impact on the Company’s financial statements.

SFAS 167 – Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued SFAS 167 amending FIN 46(R), which requires entities to perform analysis on the Company’s variable interest entities to determine whether a controlling interest exists and therefore require consolidation.  SFAS 167 provides additional guidance and ongoing reassessments of the status of variable interest entities.  SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009.  The Company is assessing the impact of this statement, but does not believe it will have a material impact on the Company’s financial statements.

SFAS 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued SFAS 168, making the FASB Accounting Standards Codification the single authoritative source of GAAP in the United States.  The Codification is effective for interim and annual reporting periods ending after September 15, 2009.  SFAS 168 will not affect the Company’s financial statements other than affect the manner in which accounting pronouncements are referred to in them.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14)	Discontinued Operations

As discussed in Note 2, PNM sold its gas operations, which comprised the PNM Gas segment.  Under GAAP, the assets and liabilities of PNM Gas were considered to be held-for-sale at December 31, 2008 and presented as discontinued operations on the accompanying balance sheets.  The PNM Gas results of operations are excluded from continuing operations and presented as discontinued operations on the statements of earnings.  In accordance with SFAS 144, no depreciation is recorded on assets held for sale in 2008.  Summarized financial information for PNM Gas is as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Operating revenues	$-	$95,568	$65,695	$316,024
Cost of energy	-	64,917	44,698	225,747
Gross margin	-	30,651	20,997	90,277
Operating expenses	4,194	22,991	10,010	44,433
Depreciation and amortization	-	-	-	-
Operating income	(4,194)	7,660	10,987	45,844
Other income (deductions)	-	502	292	1,443
Net interest charges	-	(3,576)	(962)	(6,547)
Gain on disposal	(278)	-	110,727	-
Segment earnings (loss) before income taxes	(4,472)	4,586	121,044	40,740
Income taxes	(1,861)	1,824	41,981	15,479
Segment earnings (loss)	$(2,611)	$2,762	$79,063	$25,261

In connection with the sale of the gas operations, PNM retained obligations for certain liabilities related to the period preceding the sale. At the date of the sale, PNM recorded liabilities for these items that were probable of being incurred and for which amounts were reasonably estimable.  In the second quarter of 2009, PNM expensed $4.2 million associated with the settlement of certain of these retained liabilities.

(15)	Business Improvement Plan

As discussed in Note 24 of the Notes to Consolidated Financial Statements in the 2008 Annual Reports, the Company began a business improvement process that included a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  During 2007 and 2008, the Company implemented a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities.   The multi-phase process includes a business improvement plan to streamline internal processes and reduce the Company’s work force.  The utility-related process enhancements are designed to improve and centralize business functions.

The Company has existing plans providing severance benefits to employees who are involuntarily terminated due to elimination of their positions.  Under SFAS 112, the severance benefits payable under the Company’s existing plans should be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  No significant costs were incurred during the three months and six months ended June 30, 2009.  During the three months and six months ended June 30, 2008, the Company recorded pre-tax severance benefits payable of $0.3 million and $0.5 million and other costs, primarily consulting fees, related to the business improvement plan of $1.2 million and $3.2 million.  Substantially all of these costs were recorded by PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16)	Variable Interest Entities

Information regarding the Company’s assessment of potential variable interest entities is contained in Note 9 of Notes to the Consolidated Financial Statements in the 2008 Annual Reports.

On April 18, 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Belen, New Mexico.  Valencia became operational on May 30, 2008.  A third-party built, owns and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. The term of the PPA is for 20 years beginning June 1, 2008, with the full output of the plant estimated to be 148 MW.  During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. PNM estimates that the plant will typically operate during peak periods of energy demand in summer (less than 18% of the time on an annual basis).  PNM is obligated to pay fixed charges and variable charges under this PPA.  For the three months and six months ended June 30, 2009, PNM paid $4.0 million and $8.0 million for fixed charges and $0.1 million and $0.1 million for variable charges.  PNM does not have any other financial obligations related to Valencia and creditors of Valencia do not have any recourse against PNM’s assets.

PNM has evaluated the accounting treatment of this arrangement and concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under FIN 46R since PNM will absorb the majority of the variability in the cash flows of the plant.  As the primary beneficiary, PNM has consolidated the entity in its financial statements beginning on the commercial operations date.  Accordingly, the assets, liabilities, operating expenses, and cash flows of Valencia are included in the consolidated financial statements of PNM although PNM has no legal ownership interest or voting control of the variable interest entity.  The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.  PNM did not consolidate the variable interest entity prior to May 30, 2008 since PNM had no financial risk.

The Company adopted SFAS 160 beginning January 1, 2009.  SFAS 160 changes the way companies measure and present an acquisition of a non-controlling (minority) interest and changes in a controlling interest.  On the balance sheet, SFAS 160 results in minority interests being reflected in stockholders’ equity rather than as a liability.  On the income statement, earnings attributable to minority interests are removed from net earnings to arrive at earnings attributable to the controlling interest.  PNM and PNMR have reclassified prior periods to be consistent with this presentation.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended	Six Months Ended	May 30, 2008 to
	June 30, 2009	June 30, 2009	June 30,2008
	(In thousands)

Operating revenues	$4,494	$8,552	$1,416
Operating expenses	(1,719)	(3,198)	(190)
Interest expense	-	-	(225)
Earnings attributable to non-controlling interest	$2,775	$5,354	$1,001

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Position

	June 30,	December 31,
	2009	2008
	(In thousands)

Current assets	$2,931	$9,925
Net property, plant and equipment	87,763	89,011
Total assets	90,694	98,936
Current liabilities	944	430
Owners’ equity – non-controlling interest	$89,750	$98,506

Changes in Owners Equity – Non-controlling Interest

Six Months Ended
June 30, 2009
(In thousands)

Balance at beginning of period	$98,506
Earnings attributable to non-controlling interest	5,354
Net equity transactions with Valencia’s owner	(14,110)
Balance at end of period	$89,750

(17)	Goodwill and Other Intangible Assets

Under the provisions of SFAS 142, the Company evaluates its goodwill and non-amortizing intangible assets for impairment annually at the reporting unit level or more frequently if circumstances indicate that the goodwill or intangible assets may be impaired.  The goodwill and other intangible assets were recorded upon PNMR’s acquisition of TNP and were pushed down to the businesses acquired.  In connection with the transfer of TNMP’s New Mexico operations to PNM in 2007, $102.8 million of goodwill was transferred to PNM.

The Company performs its required annual testing of these assets as of April 1.  Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit.    The fair value of each reporting unit is estimated using a discounted cash flow methodology.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business and determination of appropriate weighted average cost of capital for each reporting unit.  Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment for each reporting unit.

As a result of its annual testing in 2008, goodwill impairments of $43.2 million at First Choice, $51.1 million at PNM, and $34.5 million at TNMP were recorded during the three months ended June 30, 2008.  In addition, First Choice recorded a $7.4 million impairment of its trade name.  During the remainder of 2008, First Choice recorded additional impairments of goodwill of $45.5 million, trade name of $35.2 million, and customer list of $4.8 million.  The impairments resulted from many economic factors, including the decline of the market capitalization of PNMR’s common stock significantly below book value and the significant challenges First Choice faced in the ERCOT market during 2008, including the impacts of Hurricane Ike and depressed economic conditions.  In addition, the general economic downturn significantly impacted the weighted average cost of capital applied in determining the fair values of PNMR’s reporting units.  See Note 25 of Notes to Consolidated Financial Statements in the 2008 Annual Reports.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 2009 annual evaluation did not indicate impairments at any of PNMR’s reporting units.  While the market capitalization of PNMR’s common stock was still significantly below book value at April 1, 2009, PNMR’s stock price has increased since that date.  In addition, improved regulatory treatment has been experienced by PNM in New Mexico and by TNMP in Texas.  Furthermore, the First Choice business has stabilized in 2009, primarily due to more predictable power and fuel price patterns in the ERCOT market.  These factors have resulted in more predictable earnings and increased fair values of the reporting units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP.  The MD&A for PNM and TNMP is presented as permitted by Form 10-Q General Instruction H (2).  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, unless otherwise specified.  Certain of the tables below may not appear visually accurate due to rounding.

MD&A FOR PNMR

BUSINESS AND STRATEGY

Overview

The overall strategy of PNMR is to “Build America’s Best Merchant Utility” through concentrated effort on its core regulated and unregulated electric businesses.  PNM sold its gas operations on January 30, 2009 and is now positioned to focus on its regulated electric business.  The growth of the unregulated electric business is expected through the further development of Optim Energy and restoring profitability at First Choice.

The focus on the electric businesses also includes environmental sustainability efforts.  These efforts include environmental upgrades, energy efficiency, expansion of the renewable energy portfolio of generation resources, and climate change.

Another initiative of PNMR is the separation of its merchant operations from PNM Electric, which has been accomplished in several steps.  In June 2008, PNMR completed the sale of certain wholesale power, natural gas and transmission contracts as an initial step in separating its merchant plant activities from PNM.  In addition, Luna and Lordsburg were required to be separated by January 1, 2010 under a NMPRC regulatory order.  In June 2009, the NMPRC approved PNM’s request in its 2008 Electric Rate Case that these units be included in retail rates.  See Note 10. PVNGS Unit 3, which is not subject to the separation order, may remain in PNM.  PNM has entered into contracts for the sale of capacity and energy from its entire ownership interest in PVNGS Unit 3 through December 31, 2010.

Critical to PNMR’s success for the foreseeable future is the financial health of PNM, PNMR’s largest subsidiary, primarily driven by achieving overall favorable regulatory treatment.  As discussed in Note 10, on September 22, 2008, PNM filed its 2008 Electric Rate Case requesting the NMPRC to approve an increase in electric service rates to all PNM retail customers except those formerly served by TNMP. The proposed rates were designed to increase annual operating revenue by $123.3 million. PNM also proposed a more customary FPPAC.  In June 2009, the NMPRC approved a stipulation resolving all issues in the rate case, including the inclusion of additional sources of power in determining rates.  The approved stipulation allows for an increase in annual non-fuel revenues of $77.1 million, 65% of which was implemented for bills rendered beginning July 1, 2009 and the remainder of which will be implemented March 31, 2010.  As an offset to the non-fuel revenue increase, PNM implemented a credit to customers totaling $26.3 million, representing the amount of revenues from past sales of SO2 allowances.  This amount will be credited to customers over 21 months beginning July 1, 2009.  PNM recorded an expense for the regulatory disallowance and a regulatory liability for the amount to be credited to customers. The stipulation also provides that a more traditional FPPAC go into effect with the new rates.  The stipulation provides that 100% of off-systems sales margins be credited against fuel and purchased power costs in the FPPAC.

On April 6, 2009, the Governor of New Mexico signed Senate Bill 477 into law, which became effective June 19, 2009.  SB 477 is designed to promote more timely recovery of reasonable costs of providing utility service in two ways.  First, SB 477 requires the NMPRC, when setting rates, to use the test period that best reflects the conditions the utility will experience when new rates are anticipated to go into effect.  The NMPRC is required to give due consideration that a future test period may be the one that best meets this test.  A future test period is defined as one that begins no later than the time new rates are to go into effect.  Traditionally, the NMPRC has used a historical test period, adjusted for known and measurable changes occurring within five to six months after the end of the test period, which reflects costs that could be up to two years old at the time new rates become effective.  Second, SB 477 requires the NMPRC to include construction work in progress in rate base, without an offset for allowance for funds used during construction, for environmental improvement projects and generation and transmission projects for which a certificate of public convenience and necessity has been issued.   This provision will allow utilities to collect costs as projects are being built rather than waiting until they are finished to include them in rate base, so long as the projects will be used and useful no later than two years after the rate case seeking inclusion is filed.

On August 29, 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues.  The PUCT issued a preliminary order permitting TNMP to file supplemental testimony on costs caused by Hurricane Ike and costs related to financing completed in March 2009. The supplemental testimony was filed on March 31, 2009, which requested an additional revenue increase of $15.7 million.  On June 22, 2009, TNMP and the other parties in the rate case announced that a unanimous settlement had been reached. The case was remanded to the PUCT for approval and is on the PUCT agenda for its August 13, 2009 meeting.  Subject to final approval by the PUCT, the settlement resolves all issues in the rate case and permits TNMP to increase its rates by $12.7 million annually.  This increase reflects interest and other costs associated with debt refinancing in March 2009 and the settlement adjusts the interest rate TNMP is allowed to collect on its CTC to reflect those costs.  The rate increase includes recovery of Hurricane Ike restoration costs plus carrying costs over five years.  TNMP is unable to predict if the PUCT will approve the stipulation or the ultimate outcome of this matter.  Once the rate case is finalized by the PUCT, TNMP may update its transmission rates annually to reflect changes in its invested capital.  Updated rates would reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities.

As a REP, First Choice operates in the highly competitive Texas retail market.  During 2008, the Texas market experienced extreme price volatility and transmission congestion.  This caused First Choice to incur losses in its speculative trading portfolio and led to termination of speculative activities in 2008.  These anomalies also negatively impacted the margins realized from end use customers.  These conditions were exacerbated by the impacts of Hurricane Ike and depressed economic conditions resulting in very high levels of customer turnover and levels of uncollectible accounts significantly higher than historical experience.  During 2009, the Texas retail market has become more stable and both power and natural gas prices decreased significantly, resulting in a substantial increase in margins realized by First Choice.  These factors and increased focus on growing commercial accounts, customer credit standards, and improved customer service have contributed to an improvement in the results of operations at First Choice.

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on numerous financial institutions, including several of the financial institutions that have dealings with the Company. However, at this point in time, the Company’s existing liquidity instruments have not been materially impacted by the credit environment and management does not expect that it will be materially impacted in the near future. The Company is closely monitoring its liquidity and the credit markets.  In addition, there has been a significant decline in the level of prices of marketable equity securities, including those held in trusts maintained for future payments of benefits under pension and retiree medical plans.  The stock market decline will likely result in increased levels of funding and expense applicable to these trusts.

In the last half of 2008 and early 2009, global economic conditions deteriorated dramatically, encompassing the U.S. residential housing market, and global and domestic equity and credit markets, which resulted in reduced usage of electricity by the Company’s customers.  The tightening of the credit markets coupled with extreme volatility in commodity markets has had a direct, negative impact on several of First Choice’s competitors in the ERCOT retail market.

Optim Energy

PNMR’s strategy for unregulated operations is focused on some of the nation’s growing power markets.  PNMR intends to capitalize on the growth opportunities in these markets through its participation and ownership in Optim Energy.  Optim Energy’s anticipated business lines will consist of:

•	Development, operation and ownership of diverse generation assets
•	Wholesale marketing to optimize its assets

RESULTS OF OPERATIONS

Executive Summary

A summary of net earnings (loss) attributable to PNMR is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(In millions, except earnings per share)
Earnings (loss) from continuing operations	$0.5	$(146.2)	$146.7	$14.2	$(217.4)	$231.6
Earnings (loss) from discontinued operations, net of income taxes	(2.6)	2.8	(5.4)	79.1	25.3	53.8
Net earnings (loss)	$(2.1)	$(143.5)	$141.4	$93.3	$(192.1)	$285.4
Average diluted common and common equivalent shares	91.5	81.7	9.8	91.5	79.3	12.2
Earnings (loss) from continuing operations per diluted share	$0.01	$(1.79)	$1.80	$0.16	$(2.74)	$2.90
Net earnings (loss) per diluted share	$(0.02)	$(1.76)	$1.74	$1.02	$(2.42)	$3.44
The components of the change in earnings (loss) from continuing operations attributable to PNMR are:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(In millions)
PNM Electric	$39.0	$61.1
TNMP Electric	30.6	28.2
First Choice	76.4	107.5
Corporate and Other	3.7	21.8
Optim Energy	(3.0)	13.0
Net change	$146.7	$231.6

Detailed information regarding the changes in earnings (loss) from continuing and discontinued operations are included in the segment information below. The increase in the number of common and common equivalent shares is primarily due to additional shares of PNMR common stock issued in May 2008 and PNMR’s convertible preferred stock.  See Note 5 and Note 6 of Notes to Consolidated Financial Statements in the 2008 Annual Reports.

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

PNM Electric

The table below summarizes operating results for PNM Electric:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
			(In millions)
Total revenues	$226.5	$386.1	$(159.6)	$458.5	$638.7	$(180.2)
Cost of energy	91.1	247.6	(156.5)	192.7	383.3	(190.6)
Gross margin	135.4	138.5	(3.1)	265.8	255.4	10.4
Other operating expenses	122.9	147.2	(24.3)	220.4	273.8	(53.4)
Depreciation and amortization	22.9	20.9	2.0	45.4	41.9	3.5
Operating income (loss)	(10.4)	(29.6)	19.2	-	(60.2)	60.2
Other income (deductions)	17.5	3.7	13.9	18.6	4.3	14.3
Net interest charges	(17.4)	(17.6)	0.2	(34.6)	(31.7)	(2.9)
Earnings (loss) before income taxes	(10.3)	(43.6)	33.3	(16.0)	(87.6)	71.6
Income (taxes) benefit	5.1	(2.4)	7.5	8.5	14.6	(6.1)
Valencia non-controlling interest	(2.8)	(1.0)	(1.8)	(5.4)	(1.0)	(4.4)
Preferred stock dividend requirements	(0.1)	(0.1)	-	(0.3)	(0.3)	-
Segment earnings (loss)	$(8.1)	$(47.1)	$39.0	$(13.1)	$(74.2)	$61.1

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2009/2008 Change
	Three Months Ended June 30,			Six Months Ended June 30,
	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
			(In millions)
Regulated margins	$(26.4)	$(34.8)	$8.4	$(23.7)	$(59.9)	$36.2
Unregulated margins	(59.0)	(45.2)	(13.8)	(115.2)	(99.8)	(15.4)
Sale of merchant portfolio	(79.6)	(76.7)	(2.9)	(56.4)	(51.3)	(5.1)
Net unrealized economic hedges	5.4	3.3	2.1	15.1	27.5	(12.4)
Consolidation of Valencia PPA	-	(3.1)	3.1	-	(7.1)	7.1
Total increase (decrease)	$(159.6)	$(156.5)	$(3.1)	$(180.2)	$(190.6)	$10.4

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
		(In millions, except customers)
Residential	$69.8	$66.6	$3.2	$143.6	$137.8	$5.8
Commercial	82.7	81.7	1.0	152.6	149.2	3.4
Industrial	19.0	25.4	(6.4)	38.0	51.1	(13.1)
Public authority	4.8	4.6	0.2	9.2	8.1	1.1
Other retail	3.7	3.4	0.3	6.7	6.3	0.4
Transmission	7.4	8.5	(1.1)	15.1	15.0	0.1
Firm requirements wholesale	6.1	11.1	(5.0)	13.6	23.4	(9.8)
Other sales for resale	34.9	112.3	(77.4)	78.4	205.8	(127.4)
Mark-to-market activity	(1.9)	72.5	(74.4)	1.3	42.0	(40.7)
	$226.5	$386.1	$(159.6)	$458.5	$638.7	$(180.2)
Average retail customers (thousands)	498.7	494.7	4.0	498.3	494.3	4.0

The following table shows PNM Electric GWh sales by customer class:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
			(Gigawatt hours)
Residential	727.2	718.2	9.0	1,522.9	1,575.9	(53.0)
Commercial	976.1	1,016.2	(40.1)	1,831.7	1,926.6	(94.9)
Industrial	362.3	410.4	(48.1)	717.6	852.2	(134.6)
Public authority	64.7	64.3	0.4	116.4	116.2	0.2
Other retail	-	0.2	(0.2)	-	0.5	(0.5)
Transmission	-	-	-	-	-	-
Firm requirements wholesale	156.3	264.2	(107.9)	340.0	559.2	(219.2)
Other sales for resale	1,172.0	1,548.8	(376.8)	2,232.1	2,987.2	(755.1)
Mark-to-market activity	-	-	-	-	-	-
	3,458.6	4,022.3	(563.7)	6,760.7	8,017.8	(1,257.1)

Decreases in PNM Electric’s regulated revenues in 2009 were driven by lower retail loads associated with cooler temperatures and reduced operations of a major industrial customer.  Regulated revenues are further reduced due to the expiration of a firm requirements wholesale contract in December 2008.  These decreases were partially offset with a base rate increase and implementation of a FPPAC beginning in the second quarter 2008. In 2009, regulated margins improved as decreases to cost of energy due to lower natural gas and economy purchase power costs more than offset the decreases to regulated revenues.

Prior to May 2009, the revenues and costs associated with Luna, Lordsburg, and the Valencia PPA were included in unregulated margins.  Upon approval of the Resource Stipulation (see Note 10), the Valencia PPA and fuel costs of Luna and Lordsburg, net of off-system revenues, are recovered through regulatory rates.  Unregulated revenues and margins increased due to more favorable pricing terms under the forward sales agreement at PVNGS, but were more than offset by decreased revenues and margins due to lower market prices achieved from sales from unregulated assets and costs incurred under the Valencia PPA, prior to inclusion in regulated rates.

Unregulated revenues, cost of energy, and margins are lower related to the sale of the merchant portfolio in June 2008.  PNM’s merchant portfolio included certain wholesale power, natural gas and transmission contracts that reflected a significant portion of unregulated activity at PNM.  In the second quarter of 2009, PNM increased its legal reserve by a pre-tax charge to unregulated revenues of $12.6 million.  See Note 9.

Prior to the approval of the Resource Stipulation, PNM Electric analyzed results associated with the Valencia PPA as costs of energy and reflected it in unregulated margins. As discussed above, subsequent to May 2009, the cost of energy associated with the Valencia PPA will be recovered through regulatory rates.  Under FIN 46R the Valencia PPA is consolidated, which results in costs being reflected as operating expenses and non-controlling interest that otherwise would have been included in cost of energy if Valencia was not consolidated.

On June 18, 2009, the NMPRC approved new electric rates associated with the 2008 Electric Rate Case to be implemented for bills rendered beginning July 1, 2009.  Pursuant to the final order, PNM recorded a pre-tax expense in the second quarter of $26.3 million establishing a regulatory liability to provide for a credit to customers over a 21-month period for prior sales of SO2 emission allowances and expensed $0.3 million in deferred rate case expenses associated with the 2007 Electric Rate Case.  In the first quarter of 2008 PNM wrote-off $10.6 million deferred costs for RECs and $19.6 million for coal mine decommissioning costs associated with the settlement of the 2007 Electric Rate Case.

Other decreases in operating expenses include a $51.1 million impairment of goodwill recognized in the second quarter of 2008.  There was no impairment to goodwill in the second quarter of 2009 based on the annual impairment analysis.

Timing of planned maintenance and outages in second quarter of 2009 at Luna and SJGS increased operating expenses that were partially offset with outage costs incurred in 2008 at Four Corners.  Increases in administrative and general expenses associated with medical and pension expenses are offset with lower corporate overhead costs and labor savings.  Operating expenses also include a reduction to property taxes associated with a settlement on property values.

Increases in depreciation expense are primarily driven by the completion of the environmental upgrades on all four units at SJGS and increases in distribution and transmission plant.

Increases in other income in the second quarter were driven by recognition of a regulatory asset for carrying costs of $2.1 million relating to the transfer of an interest in PVNGS Unit 2 to PNM pursuant to the Resource Stipulation and an increase of $3.6 million associated with improved performance of the NDT assets.  In addition, PNM recognized FIN 48 interest income of $5.9 million in the three months ended June 30, 2009, including $4.7 million related to certain income tax positions associated with a change in book to tax differences on capitalization, compared to FIN 48 interest expense recognized in 2008.

In the second quarter 2009, the increase in interest charges associated with higher rates on long-term debt is offset by a reduction in outstanding short-term borrowings from the second quarter 2008.  For the six months ended June 30, 2009 interest charges increased due to higher long-term interest rates.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
			(In millions)
Total revenues	$46.8	$47.1	$(0.3)	$88.0	$89.3	$(1.3)
Cost of energy	8.7	7.9	0.8	17.3	15.7	1.6
Gross margin	38.1	39.2	(1.1)	70.8	73.6	(2.9)
Other operating expenses	18.8	52.0	(33.2)	36.7	67.4	(30.7)
Depreciation and amortization	8.9	8.8	0.1	17.5	17.1	0.4
Operating income (loss)	10.4	(21.6)	32.0	16.5	(11.0)	27.5
Other income (deductions)	0.5	0.6	(0.1)	0.9	1.0	(0.1)
Net interest charges	(7.9)	(4.4)	(3.5)	(12.0)	(9.4)	(2.6)
Earnings (loss) before income taxes	3.0	(25.3)	28.3	5.4	(19.3)	24.7
Income (taxes)	(1.2)	(3.4)	2.2	(2.2)	(5.7)	3.5
Segment earnings (loss)	$1.8	$(28.8)	$30.6	$3.2	$(25.0)	$28.2

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2009/2008 Change
	Three Months Ended June 30,			Six Months Ended June 30,
	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
			(In millions)
Customer usage/load	$(0.2)	$-	$(0.2)	$(1.8)	$-	$(1.8)
Service fees	(0.2)	-	(0.2)	(0.4)	-	(0.4)
Other	0.1	0.8	(0.6)	0.9	1.6	(0.7)
Total increase (decrease)	$(0.3)	$0.8	$(1.1)	$(1.3)	$1.6	$(2.9)

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
		(In millions, except customers)
Residential	$17.3	$17.7	$(0.4)	$31.7	$33.0	$(1.3)
Commercial	19.2	18.9	0.3	35.2	35.5	(0.3)
Industrial	3.2	3.3	(0.1)	6.1	6.5	(0.4)
Other	7.1	7.2	(0.1)	15.0	14.3	0.7
	$46.8	$47.1	$(0.3)	$88.0	$89.3	$(1.3)
Average customers (thousands) (1)	230.7	229.3	1.4	230.4	228.3	2.1

(1)
Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy.  The average customers reported above include 88,057 and 119,497 customers of TNMP Electric for the three months ended June 30, 2009 and 2008, and 89,228 and 121,923 customers for the six months ended June 30, 2009 and 2008, who have chosen First Choice as their REP.  These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
			(Gigawatt hours(1))
Residential	617.9	637.4	(19.5)	1,127.8	1,175.9	(48.1)
Commercial	584.4	587.2	(2.8)	1,044.8	1,060.9	(16.1)
Industrial	529.6	516.6	13.0	953.7	1,059.7	(106.0)
Other	26.2	26.3	(0.1)	52.0	52.8	(0.8)
	1,758.1	1,767.5	(9.4)	3,178.3	3,349.3	(171.0)

(1)
The GWh sales reported above include 281.0 and 433.0 GWhs for the three months ended June 30, 2009 and 2008 and 529.4 and 828.0 GWhs for the six months ended June 30, 2009 and 2008, used by customers of TNMP Electric, who have chosen First Choice as their REP.  These GWhs are also included below in the First Choice segment.

Increases in the average customer count in the second quarter 2009 were more than offset by milder weather, resulting in lower retail sales and margin.   Decrease in miscellaneous service fee revenues also contributed to lower retail sales and margin.  In the second quarter 2009, TNMP recognized a charge to other revenues of $0.5 million for a billing dispute related to prior periods.  Other changes to revenues, cost of energy, and gross margin relate to transmission prices charges to and from other transmission and distribution providers.

The decrease in operating expenses is related to a $34.5 impairment of goodwill recognized in the second quarter of 2008.  There was no impairment to goodwill in the second quarter of 2009 based on the annual impairment analysis.  Other than the impairment, operating expenses increased in 2009 related to higher pension and medical expenses and escalation of labor and administrative costs.  These increases were partially offset by lower property and street rental taxes.

Based on a stipulation filed with the PUCT to settle TNMP’s 2008 rate case, in the second quarter 2009, TNMP expensed $0.7 million of Hurricane Ike restoration costs that had previously been deferred.  See Note 10 for further discussion of the TNMP rate case.

 Repayment of long-term debt outstanding in the second quarter 2008 ulitizing short-term borrowings at lower interest costs resulted in savings in interest charges.  As described in Note 7, TNMP issued $315.5 million aggregate principal amount of long-term debt in March 2009, that bears interest at rates above the short-term debt rates, which has  resulted in increased interest expense since issuance and will increase interest expense in future periods.

PNM Gas

The table below summarizes the operating results for PNM Gas, which is classified as discontinued operations in the Condensed Consolidated Statements of Earnings (Loss):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
			(In millions)
Total revenues	$-	$95.6	$(95.6)	$65.7	$316.0	$(250.3)
Cost of energy	-	64.9	(64.9)	44.7	225.7	(181.0)
Gross margin	-	30.7	(30.7)	21.0	90.3	(69.3)
Other operating expenses	4.2	23.0	(18.8)	10.0	44.4	(34.4)
Depreciation and amortization	-	-	-	-	-	-
Operating income	(4.2)	7.7	(11.9)	11.0	45.8	(34.8)
Other income (deductions)	-	0.5	(0.5)	0.3	1.4	(1.1)
Net interest charges	-	(3.6)	3.6	(1.0)	(6.5)	5.5
Gain on disposal	(0.3)	-	(0.3)	110.7	-	110.7
Earnings (loss) before income taxes	(4.5)	4.6	(9.1)	121.0	40.7	80.3
Income (taxes) benefit	1.9	(1.8)	3.7	(42.0)	(15.5)	(26.5)
Segment earnings (loss)	$(2.6)	$2.8	$(5.4)	$79.1	$25.3	$53.8

PNM completed the sale of the PNM Gas business on January 30, 2009.  The Company is reporting this segment as discontinued operations as required under GAAP.  PNM Gas purchased natural gas in the open market and sold it at no profit to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs did not impact the gross margin or operating income of PNM Gas. Increases or decreases to gross margin caused by changes in sales-service volumes represented margin earned on the delivery of gas to customers based on regulated rates.

As a result of the sale, the above table reflects operations from the PNM Gas business from January 1, 2009 through January 30, 2009, compared to full periods of operations in 2008.  In the second quarter of 2009, PNM expensed $4.2 million associated with retained liabilities from discontinued operations. In 2009, a pre-tax gain of $110.7 million was recognized on the sale of the PNM Gas business.

First Choice

The table below summarizes the operating results for First Choice:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
			(In millions)
Total revenues	$138.0	$162.2	$(24.2)	$260.1	$246.4	$13.7
Cost of energy	85.6	158.1	(72.5)	166.0	263.4	(97.4)
Gross margin	52.3	4.1	48.2	94.1	(17.0)	111.1
Other operating expenses	26.1	72.8	(46.7)	55.4	88.3	(32.9)
Depreciation and amortization	0.5	0.6	(0.1)	1.0	1.0	-
Operating income (loss)	25.8	(69.2)	95.0	37.7	(106.3)	144.0
Other income (deductions)	(0.1)	0.4	(0.5)	-	0.8	(0.9)
Net interest charges	(0.8)	(0.3)	(0.5)	(1.8)	(0.6)	(1.2)
Earnings (loss) before income taxes	24.9	(69.2)	94.1	35.9	(106.1)	142.0
Income (taxes) benefit	(9.0)	8.8	(17.8)	(12.9)	21.6	(34.5)
Segment earnings (loss)	$16.0	$(60.4)	$76.4	$23.0	$(84.5)	$107.5

The following table summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2009/2008 Change
	Three Months Ended June 30,			Six Months Ended June 30,
	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
			(In millions)
Weather	$(3.0)	$(2.8)	$(0.2)	$(3.5)	$(3.0)	$(0.5)
Customer growth/usage	(16.9)	(16.9)	-	(36.9)	(29.4)	(7.5)
Retail margins	(6.3)	(50.4)	44.0	5.1	(68.5)	73.6
Trading margins	2.0	-	2.0	49.0	-	49.0
Unrealized economic hedges	-	(2.4)	2.4	-	3.5	(3.5)
Total increase (decrease)	$(24.2)	$(72.5)	$48.2	$13.7	$(97.4)	$111.1

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
		(In millions, except customers)
Residential	$92.8	$109.7	$(16.9)	$168.7	$186.4	$(17.7)
Mass-market	6.4	13.7	(7.3)	14.7	29.6	(14.9)
Mid-market	33.7	37.8	(4.1)	65.8	73.4	(7.6)
Trading gains (losses)	0.1	(1.9)	2.0	-	(49.0)	49.0
Other	5.0	2.9	2.1	10.9	6.0	4.9
	$138.0	$162.2	$(24.2)	$260.1	$246.4	$13.7
Actual customers (thousands) (1,2)	243.3	253.8	(10.5)	243.3	253.8	(10.5)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)
Due to the competitive nature of First Choice’s business, actual customer count at June 30 is presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

The following table shows First Choice GWh electric sales by customer class:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
		(Gigawatt hours) (1)
Residential	644.1	709.1	(65.0)	1,145.9	1,272.8	(126.9)
Mass-market	37.3	68.2	(30.9)	79.3	163.0	(83.7)
Mid-market	273.8	304.5	(30.7)	522.5	583.3	(60.8)
Other	2.9	5.4	(2.5)	5.3	9.8	(4.5)
	958.1	1,087.2	(129.1)	1,753.0	2,028.9	(275.9)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

A decrease in the number of customers and usage over 2008 levels resulted in decreased sales revenues for both the second quarter and year-to-date 2009.  However, significantly lower purchased power costs in 2009 resulted in an increase in retail margins.  Other revenues have also increased as a result of higher miscellaneous fees in 2009.

Year-to-date 2008 trading losses were primarily the result of a series of speculative forward trades that arbitraged basis differentials among certain ERCOT delivery zones that decreased trading margins by $49.0 million.  Because of continued market volatility and concern that the forward basis market would continue to deteriorate, First Choice ended any further speculative trading in 2008.  No significant additional costs have been incurred in 2009 and none are expected in the future related to speculative trading.  Gains or losses on unrealized economic hedges represent unrealized fair value estimates related to forward energy contracts and are not necessarily indicative of the amounts that will be realized upon settlement.

The allowance for uncollectible accounts and related bad debt expense is based on collections and write-off experience.  Due to economic conditions, higher average final bills, and an increase in customer churn, the default rates experienced late in 2008 and early 2009 rose significantly.  As a result, bad debt expense increased, which reduced segment earnings by $11.8 million year-to-date and $1.1 million in the second quarter of 2009 compared to 2008.  Management of First Choice is currently addressing the bad debt situation by undertaking several initiatives in 2009 to reduce bad debt expense.  These initiatives include efforts to reduce the default rate experienced for customers switching to another REP and increased focus on identifying new customer prospects that are more likely to demonstrate desired payment behavior, including requiring higher credit scores and increased deposits.  In addition, possible regulatory changes are under discussion with the PUCT that would impede a customer's ability to switch REPs until past due balances are paid.

Increased operational costs, largely attributable to customer acquisition expenses and related services, in 2009 resulted in a decrease in segment earnings compared to 2008. However, total operating expenses decreased significantly for the three and six months ended June 30, 2009 due to impairments of goodwill of $43.2 million and the First Choice trade name of $7.4 million pre-tax ($4.8 million after-tax) recorded in the second quarter of 2008 as a result of the annual impairment assessment.  No impairments were recorded in 2009.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
		(In millions)
Total revenues	$(10.2)	$(15.1)	$4.9	$(19.7)	$(29.7)	$10.0
Cost of energy	(10.2)	(14.9)	4.7	(19.5)	(29.3)	9.8
Gross margin	-	(0.2)	0.2	(0.2)	(0.3)	0.1
Other operating expenses	(3.8)	(2.3)	(1.5)	(9.9)	(4.7)	(5.2)
Depreciation and amortization	4.6	4.4	0.2	9.2	8.6	0.6
Operating income (loss)	(0.9)	(2.3)	1.4	0.5	(4.3)	4.8
Equity in net earnings (loss) of Optim Energy	(7.4)	(2.5)	(4.9)	(6.0)	(27.6)	21.6
Other income (deductions)	(1.4)	(2.9)	1.5	18.8	(5.5)	24.3
Net interest charges	(5.7)	(9.7)	4.0	(12.4)	(18.2)	5.8
Earnings (loss) before income taxes	(15.3)	(17.5)	2.2	1.0	(55.5)	56.5
Income (taxes) benefit	6.2	7.5	(1.3)	0.1	21.9	(21.8)
Segment earnings (loss)	$(9.2)	$(9.9)	$0.7	$1.1	$(33.6)	$34.7

The Corporate and Other Segment includes consolidation eliminations of revenues and cost of energy between business segments, primarily related to TNMP’s sale of transmission to First Choice.

Other operating expenses decreased due to $1.5 million and $4.7 million of costs, primarily severances and consulting charges, related to the business improvement plan, that were incurred in three and six months ended June 30, 2008 but not in 2009.  Other operating expenses also decreased due to reduced consulting expenses and an overall reduction in labor due to the business improvement plan and synergies from the divestiture of PNM Gas, offset by an increase in incentive compensation expense.  The decrease includes an offset to depreciation expense described below.

Depreciation expense increased in the three and six months ended June 30, 2009 compared to 2008 related to an increase in asset base, which is offset in other operating expenses as a result of allocation of these costs to other business segments.

Corporate and Other results include earnings associated with Optim Energy.  Further explanation of equity in Optim Energy’s results of operations is shown below.

Other income and deductions increased in the three and six months ended June 30, 2009 compared to 2008 primarily due to a $15.0 million fee received upon termination of the CRHC acquisition agreement received in the first quarter of 2009 and a gain of $7.3 million on the re-acquisition of $157.4 million of PNMR’s 9.25% senior unsecured notes.

Interest charges decreased in the three and six months ended June 30, 2009 compared to 2008 primarily due to lower long-term borrowings creating favorable variances of $3.4 million and $4.6 million.  Additionally, favorable variances in the three and six months ended June 30, 2009 occurred due to lower short-term borrowings at lower short-term borrowing rates of $2.6 million and $6.3 million. These favorable variances are offset by higher long term interest rates on senior unsecured notes that were re-marketed in 2008 resulting in increased expense of $1.2 million and $4.0 million in the three and six month periods ended June 30, 2009, after reflecting the re-acquisition of $157.4 million of that debt in February 2009.

Optim Energy

The table below summarizes the operating results for Optim Energy:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(In millions)
Total revenues	$57.9	$130.3	$(72.4)	$136.3	$218.1	$(81.8)
Cost of energy	44.1	85.8	(41.7)	89.8	196.6	(106.8)
Gross margin	13.8	44.5	(30.7)	46.4	21.4	25.0
Other operating expenses	17.4	38.0	(20.6)	36.7	52.5	(15.8)
Depreciation and amortization	7.4	7.7	(0.3)	15.1	15.2	(0.1)
Operating income (loss)	(11.0)	(1.3)	(9.7)	(5.3)	(46.2)	40.9
Other income	(0.1)	0.4	(0.5)	(0.1)	0.7	(0.8)
Net interest charges	(3.0)	(4.8)	1.8	(5.5)	(11.4)	5.9
Earnings (loss) before income taxes	(14.2)	(5.5)	(8.7)	(10.9)	(56.9)	46.0
Income (tax) benefit on margin	0.1	(0.1)	0.2	(0.1)	0.3	(0.4)
Net earnings (loss)	$(14.1)	$(5.6)	$(8.5)	$(11.0)	$(56.6)	$45.6

50 percent of net earnings (loss)	$(7.1)	$(2.8)	$(4.3)	$(5.5)	$(28.3)	$22.8
Plus amortization of basis difference in Optim Energy	(0.3)	0.3	(0.6)	(0.5)	0.7	(1.2)
PNMR equity in net earnings (loss) of Optim Energy	$(7.4)	$(2.5)	$(4.9)	$(6.0)	$(27.6)	$21.6

Altura (Twin Oaks), Altura Cogen, and Cedar Bayou 4 generating stations are Optim Energy’s core business.  In June 2009, Cedar Bayou 4 was completed ahead of schedule and slightly under budget, contributing favorably to gross margin. However, depressed gas and power prices and outages at the Altura generating station reduced gross margin for the three and six months ended June 30, 2009.

Optim Energy has a hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales under SFAS 133 are derivative instruments that are required to be marked-to-market.  Extreme ERCOT market volatility in 2008 resulted in significant mark-to-market losses in the six months ended June 30, 2008, which did not recur in 2009, resulting in favorable variance of $32.6 million on the forward mark-to-market valuations of Optim Energy's economic hedges recorded in gross margin.  Extreme heat and market congestion resulted in high market heat rates on June 30, 2009, which contributed to a $23.9 million unfavorable variance in the forward mark-to-market valuations on economic hedges for the three months ended June 30, 2009, compared to the same period in 2008.  Due to the extreme market volatility discussed above, Optim Energy made the decision to exit its speculative trading business and close out its speculative trading positions in early 2008.  Optim incurred speculative losses of $2.4 million in the first quarter of 2008 and has since settled all speculative positions.

Other operating expenses for the three and six months ended June 30, 2009 are significantly lower than the same period in 2008 due to a $21.8 million impairment charge in 2008 that did not occur in 2009.  Excluding the impact of the impairment, operating expenses were higher in 2009 due to outage costs for Twin Oaks and additional expenses related to increased employees at Optim Energy.    Also, reduced interest rates resulted in lower interest expense for the three and six months ended June 30, 2009.

The contribution of Altura created a basis difference between PNMR’s recorded investment in Optim Energy and 50 percent of Optim Energy’s equity.  The PNMR net earnings impact does not equal 50 percent of the Optim Energy amortization because of this basis difference.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  The basis difference adjustment detailed above relates primarily to contract amortization with insignificant offsets related to the other minor basis difference components.

On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  LCC is Optim Energy’s counterparty in several agreements for power and steam sales.  In addition, LCC leases Optim Energy the land for the Altura Cogen facility and provides other services, including water, to that facility.  The pre-petition amount due from LCC as of June 30, 2009 is immaterial to Optim Energy’s results and has been fully reserved.  LCC has continued to perform under the existing contracts since the filing.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the six months ended June 30, 2009 compared to 2008 are summarized as follows:

	Six Months Ended June 30,
	2009	2008	Change
		(In millions)
Net cash flows from:
Operating activities	$(34.4)	$12.6	$(47.0)
Investing activities	509.8	(150.1)	659.9
Financing activities	(590.0)	257.6	(847.6)
Net change in cash and cash equivalents	$(114.6)	$120.1	$(234.7)

The change in PNMR’s cash flows from operating activities relate primarily to the payment of taxes related to the sale of PNM Gas and earnings in 2009 compared to a tax refund in 2008. The sale of PNM Gas also contributed to the decrease as the Company benefited from only one month of operations in 2009 versus six months in 2008. The decrease was partially offset by $15.0 million PNMR received in 2009 due to the termination of the CRHC acquisition agreement.

The changes in cash flows from investing activities relate primarily to the proceeds from the sale of PNM Gas. Reduced utility plant additions in 2009, mostly at PNM, also contributed to the change.

The changes in cash flows from financing activities relate primarily to the use of the proceeds from the sale of PNM Gas to retire short-term borrowings at PNM and PNMR, as well as the retirement of long term borrowings at PNMR. The receipt of prepayments on PVNGS firm-sales contracts in 2008 and reduced common stock dividend payments in 2009 also contributed to the change. At TNMP, the retirement of both short-term and long-term borrowings was financed by new long-term borrowings.

Financing Activities

See Note 7 for information concerning the Company’s financing activities during the six months ended June 30, 2009.  Additional information on the Company’s financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2008 Annual Report.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock.  PNMR’s Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.  The main focus of PNMR’s current construction program is upgrading generation resources, upgrading and expanding the electric and gas transmission and distribution systems, and purchasing nuclear fuel.  Projections, including amounts expended through June 30, 2009, for total capital requirements for 2009 are $329.9 million, including construction expenditures of $283.8 million.  Total capital requirements for the years 2009-2013 are projected to be $1,596.0 million, including construction expenditures of $1,365.5 million.  This projection includes $18.0 million for the recently completed SJGS environmental project to install low NOX combustion control and mercury reduction technologies, as well as equipment to increase SO2 controls. These amounts do not include forecasted construction expenditures of Optim Energy or possible construction expenditures for renewable energy resources that may be owned by PNM.  These estimates are under continuing review and subject to on-going adjustment, as well as to board review and approval.

During the first six months of 2009, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements and proceeds from the sale of PNM Gas, to meet its capital requirements, including construction expenditures, and the financing activities described in Note 7.

As discussed in Note 11, Optim Energy co-developed a generating unit, which was completed in June 2009. Optim Energy’s share of the construction costs was $206.7 million, including financing costs, and was financed through Optim Energy’s credit facility and operating cash flows.  If Optim Energy undertakes additional projects, which require funds that would exceed the capacity of its current credit facility and Optim Energy is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV.  PNMR is unable to predict if additional funding will be required or, if required, the amount or timing of additional funds that would be provided to Optim Energy.

Liquidity

PNMR’s liquidity arrangements include the PNMR Facility and the PNM Facility both of which primarily expire in 2012 and the TNMP Revolving Credit Facility, which expires in April 2011.  These facilities provide short-term borrowing capacity and also allow letters of credit to be issued, which reduce the available capacity under the facilities.  Both PNMR and PNM also have lines of credit with local financial institutions. In addition, PNM had long-term debt aggregating $36.0 million that was scheduled for mandatory repurchase and remarketing on July 1, 2009.  PNM repurchased these bonds on July 1, 2009 utilizing available cash balances and borrowings under the PNM Facility.  PNM intends to hold these bonds (without legally canceling them) and anticipates remarketing the bonds at some point in the future depending upon market conditions.

Although accessing the capital markets at the current time could be difficult as well as costly, the Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements and retire or refinance its debt at maturity.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.  However, if the current market difficulties continue for an extended period of time or worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire.  In such event, the Company would seek to improve cash flows by reducing capital expenditures and PNM would consider seeking authorization for the issuance of first mortgage bonds in order to improve access to the capital markets, as well as any other alternatives that may remedy the situation at that time.

In addition to cash received from the sale of PNM Gas, the financings described in Note 7, and its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2010-2013 period.

The Company’s ability, if required, to access the capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial markets.

A summary of these arrangements as of July 28, 2009 is as follows:

	PNMR	PNM	TNMP	PNMR
	Separate	Separate	Separate	Consolidated
		(In millions)
Financing Capacity:
Revolving credit facility	$600.0	$400.0	$75.0	$1,075.0
Local lines of credit	10.0	8.5	-	18.5
Total financing capacity	$610.0	$408.5	$75.0	$1,093.5

Amounts outstanding as of July 28, 2009:
Revolving credit facility	$135.0	$69.0	$-	$204.0
Local lines of credit	5.2	-	-	5.2
Total short-term debt outstanding	140.2	69.0	-	209.2

Letters of credit	86.1	23.2	1.5	110.8

Total short term-debt and letters of credit	$226.3	$92.2	$1.5	$320.0

Remaining availability as of July 28, 2009	$383.7	$316.3	$73.5	$773.5
Cash investments as of July 28, 2009	$3.3	$5.6	$-	$8.9

The above table excludes intercompany debt.  The remaining availability under the revolving credit facilities varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.  LBB was a lender under the PNMR Facility and the PNM Facility.  LBH, the parent of LBB, has filed for bankruptcy protection.  Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility amounting to $5.3 million. The above availability includes $27.4 million that represents the unfunded portion of the PNMR Facility attributable to LBB.

For offerings of debt and equity securities registered with the SEC, PNMR has two effective shelf registration statements, one expiring on August 17, 2009 for equity and one expiring in April 2011 for debt.  These shelf registration statements have unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations.  Due to market conditions, PNMR suspended the offering of new shares of common stock through an equity distribution agreement and the program was terminated in July 2009.  PNMR can also offer new shares of PNMR common stock through the PNM Resources Direct Plan and anticipates filing a separate shelf registration statement in August 2009 to continue the registration of shares under this plan.  In April 2008, PNM filed a new shelf registration statement for the issuance of up to $750.0 million of senior unsecured notes that was declared effective on April 29, 2008.  As of July 28, 2009, PNM had $600.0 million of remaining unissued securities registered under this and a prior shelf registration statement.

As discussed above and in Note 7, the recent disruption in the current credit markets has had a significant adverse impact on a number of financial institutions and several of the financial institutions that the Company deals with have been impacted. However, at this point in time, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future.

Off-Balance Sheet Arrangements

PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and the entire output of Delta, a gas-fired generating plant.  These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers.  See MD&A – Off-Balance Sheet Arrangements and Note 7 of Notes to Consolidated Financial Statements in the 2008 Annual Report.

Commitments and Contractual Obligations

PNMR, PNM and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations and certain other long-term liabilities. See MD&A – Commitments and Contractual Obligations in the 2008 Annual Report.

Contingent Provisions of Certain Obligations

As discussed in the 2008 Annual Reports, PNMR, PNM and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions.  Some of these, if triggered, could affect the liquidity of the Company.  The contingent provisions include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings and the requirement to provide security under certain contractual agreements. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions.

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include operating lease obligations as debt.

	June 30,	December 31,
	2009	2008
PNMR
PNMR common stockholders’ equity	49.8%	49.3%
Convertible preferred stock	3.0%	3.0%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	46.9%	47.4%
Total capitalization	100.0%	100.0%

PNM
PNM common stockholder’s equity	51.0%	55.7%
Preferred stock	0.5%	0.5%
Long-term debt	48.5%	43.8%
Total capitalization	100.0%	100.0%

TNMP
Common equity	57.9%	71.6%
Long-term debt	42.1%	28.4%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

In May 2007, the U.S. Supreme Court held that the EPA has the authority to regulate GHG under the Clean Air Act.  This decision, coupled with an increased focus in Congress on legislation to address climate change, has heightened the importance of this issue for the energy industry.   Although there continues to be debate over the details and best design for state and federal programs, increased state and federal legislative and regulatory activities calling for regulation of GHG indicate that climate change protection legislation and regulation are likely in the future.

In July 2008, EPA published the Greenhouse Gas Advanced Notice of Proposed Rulemaking.   The notice identified, but did not choose among, options for GHG regulation and requested comments on the options presented.   Absent Congressional action, in due course we would expect the EPA to adopt regulations relating to GHG.

In April 2009, the EPA released its proposed endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations.  The EPA believes that science shows that the high levels of these six greenhouse gases are clearly the result of human emissions and are very likely the cause of the increase in average temperatures and other climatic changes.   The EPA also found that the combined emissions of carbon dioxide, methane, nitrous oxides, and hydrofluorcarbons from new motor vehicles contribute to the atmospheric concentration of these greenhouse gases and to climate change.   The proposed findings do not by themselves impose any requirements on industry or other entities, but the findings do set the groundwork for the EPA to regulate GHG from new and existing stationary sources such as power plants and for new motor vehicles.

In addition, several legislative initiatives are under consideration in Congress that would regulate GHG. These initiatives range from general limitations on GHG to the imposition of a so-called “cap and trade” system to the imposition of a tariff on GHG.  It is unclear whether or when legislation will be passed, although the new administration and several leading members of Congress have expressed their intent to pass legislation as soon as practicable.

On June 26, 2009, the United States House of Representatives passed H.R. 2454, the American Clean Energy and Security Act of 2009.  This bill, commonly referred to as the Waxman-Markey Bill, if ultimately passed into legislation, would establish an economy-wide program, with cap and trade as its cornerstone, regulating GHG.  The bill defines specific emissions reductions requirements and timelines, provides for the allocation of free allowances to electric utilities in the early years of the program to help mitigate cost impacts to ratepayers and allows for compliance flexibility through cost control mechanisms including the establishment of an offset program that will further help mitigate costs to consumers.  The basic framework of the part of the bill that addresses global warming is consistent with the framework proposed by United States Climate Action Partnership (“USCAP”) in its Blueprint for Legislative Action, discussed below.

Pursuant to New Mexico law, each utility must submit an integrated resource plan to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation and conventional supply-side resources on a consistent and comparable basis.  The integrated resource plan is required to take into consideration risk and uncertainty of fuel supply, price volatility and costs of anticipated environmental regulations when evaluating resources options to meet supply needs of PNM’s customers.  The NMPRC issued an order in June 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their integrated resource plans using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs in 2010 and thereafter.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.   PNM is required, however, to use these prices for purposes of its integrated resource plan, and the prices may not reflect the costs that it ultimately will incur.  PNM’s integrated resource plan filed with the NMPRC in September 2008 showed that incorporation of the NMPRC required carbon emissions costs did not significantly change the dispatch of existing facilities or the resource decisions regarding future facilities over the next 20 years.  Much higher GHG costs than assumed in the NMPRC analysis are necessary to impact the dispatch of existing resources or future resource decisions. The primary consequence of GHG costs was an increase to generation portfolio costs.

In 2007, five western states (Arizona, California, New Mexico, Oregon and Washington) entered into an accord, called the Western Regional Climate Action Initiative (the “WCI”), to reduce GHG from automobiles and certain industries, including utilities.  Since then, Montana, Utah, British Columbia, Manitoba, Ontario, and Quebec have joined as partners in the WCI.    The WCI released design recommendations for elements of a regional cap and trade program in September 2008, and has created several subcommittees to develop detailed implementation recommendations.  The subcommittees are slated to complete their work in 2010.  Under the WCI recommendations, GHG from the electricity sector and fossil fuel consumption of the industrial and commercial sectors will be capped at then current levels and subject to regulation starting in 2012.  Over time, producers will be required to reduce their GHG.   Implementation of the design elements for GHG reductions will fall to each state and province.  In New Mexico, PNM believes this will require new legislation and rulemaking.  The Company expects to participate in the legislative and rulemaking processes in New Mexico and will not be able to fully assess the implications of New Mexico regulation of GHG until the legislative and rulemaking processes have progressed significantly.  In the event federal cap and trade legislation is adopted, it may replace state and regional initiatives.

In December 2008, New Energy Economy (“NEE”), a non-profit environmental advocacy organization, petitioned the New Mexico Environmental Improvement Board (“EIB”) to amend existing regulations and adopt new regulations requiring a cap on GHG, including a statewide GHG limit of 25% below 1990 levels by 2020.  The proposal provides for an absolute cap without the ability to purchase allowances from other entities to cover GHG.  The EIB ordered legal briefs to be filed on the issue of the EIB’s authority to regulate GHG.  After review of the briefs and a hearing in April 2009, the EIB decided it does have authority to regulate GHG.  During the hearing, NEE agreed to amend its proposal to be a cap and trade program.  At the EIB meeting held on July 7, 2009, the NMED outlined its proposed schedule for the adoption and implementation of regulations necessary to implement the proposals under the WCI. PNM and other interested parties filed a motion to temporarily stay further action on the NEE petition pending introduction of the NMED’s WCI regulatory proposals so that the NMED proposal could be considered together with the NEE proposal.  On August 3, 2009, the EIB denied the motion for the temporary stay.  The EIB will commence a hearing on the NEE proposal beginning in May 2010.  NEE and the NMED sought to bifurcate the proceeding to consider the “science of climate change” at an initial hearing and proposals to implement regulation to reduce GHG at a subsequent hearing.  The EIB took the issue of bifurcation under advisement and the scope of the hearing to commence in May 2010 remains undefined.

  Also in February 2009, legislation was introduced in the New Mexico legislature proposing to require the implementation by EIB of a cap and trade system designed to reduce GHG. This legislation died in committee during the session.  The New Mexico House of Representatives did pass a memorial, which requests the New Mexico Legislative Council to direct the appropriate committee to study the WCI final design recommendations as well as federal proposals relating to reducing GHG.  The memorial is a study of impacts and not a regulation. The memorial further states that the committee is requested to report its findings and recommendations to the New Mexico legislature by December 2010.

Approximately 82.6% of PNM’s owned and leased generating capacity consists of coal or gas-fired generation that produces GHG.  All of Optim Energy’s owned generation produces GHG.  Based on our current forecasts, we do not expect our output of GHG to increase significantly in the near-term.  Many factors affect the amount of GHG, including plant performance.  For example, if PVNGS experienced prolonged outages, it may require PNM to utilize other power supply resources such as gas-fired generation, which could increase GHG.  Because of our dependence on fossil-fueled generation, any legislation that imposes a limit or cost on GHG will impact the cost at which we produce electricity.  While PNM expects to be entitled to recover that cost through rates, the timing and outcome of proceedings for cost recovery is uncertain.  In addition, to the extent that we recover any additional costs through rates, our customers may reduce their demand, relocate facilities to other areas with lower energy costs or take other actions that ultimately will adversely impact us.

Given the geographic location of our facilities and customers, we generally have not been exposed to the extreme weather events and other physical impacts commonly attributed to climate change, with the possible exception of drought conditions periodically, and we generally do not expect physical changes to be of material consequence to us in the near-term. Drought conditions in northwestern New Mexico could impact the availability of water for cooling coal plants.  Water shortage sharing agreements have been in place since 2003, although no shortage has been declared due to sufficient snow pack in the San Juan Basin.  PNM also has a supplemental water contract in place with the Jicarilla Tribe to help address any water shortages from primary sources. The contract expires December 31, 2016.

In 2006, the Company became a founding member of the USCAP, a coalition currently consisting of 35 businesses and national environmental organizations calling on the federal government to enact national legislation to reduce GHG at the earliest practicable date.   USCAP released A Call To Action, a set of principles and recommendations outlining a policy framework for federal climate protection legislation in January 2007, and released its Blueprint for Legislative Action to the U.S. Congress and the Obama Administration in December 2008.   As a member of USCAP, it is the Company’s position that a mandatory, economy-wide, market-driven approach that includes a cap and trade program, combined with other complementary state and federal policies, is the most cost effective and environmentally efficient means of addressing GHG reductions.  The Company intends to continue working with USCAP, government agencies, and Congress to advocate for federal action to address this challenging environmental issue that is closely linked with the U.S. economy, energy supply, and energy security.

In 2008, PNMR’s interests in generating plants, through PNM and Optim Energy, emitted approximately 7.9 million metric tons of carbon dioxide, the vast majority of its GHG.  By comparison, the total GHG in the United States in 2006, the latest year for which the EPA has compiled this data, were approximately 7 billion metric tons, of which approximately 6 billion metric tons were carbon dioxide.  Electricity generation accounted for approximately 2.3 billion metric tons of the carbon dioxide emissions.

PNM has several programs underway to mitigate its GHG, and thereby to reduce its climate change risk.  These include the release of two RFPs in mid-2008 for additional renewable generation capacity and the launch of customer-owned solar generation programs.  See Note 10.  PNM expects to produce approximately 35,000 GWh of electricity from renewable resources over the next 19 years, avoiding nearly 20 million metric tons of GHG. Also in 2008, PNM filed requests for approval to implement additional electric energy efficiency and load management programs with the NMPRC and expects approval this year. Over the next 19 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 15,000 GWh of electricity, which will avoid about 8.5 million metric tons of GHG. These estimates are subject to change given that it is difficult to estimate avoidance accurately because of the many variables that impact it, including changes in demand for electricity.

The Board is updated by management and regularly considers the issues around climate change, our GHG and potential financial consequences that might result from climate change and the possible regulation of GHG.  In particular, our management periodically reports to the Board on all of the matters discussed in this section.  In December 2008, the Board established a new stand-alone committee, the Public Policy and Sustainability Committee. This committee will monitor Company practices and procedures to assess the sustainability impacts of our operations and products on the environment.  This committee also will have responsibility to review the Company’s environmental management systems, monitor the implementation of the Company’s corporate environmental policy, monitor the promotion of energy efficiency, and our use of renewable energy resources.  The committee will report to the Board on a periodic basis regarding the Company’s activities and initiatives in these areas.

The regulation of GHG is expected to have a material impact on the utility industry both in terms of increased costs associated with fossil fuels and increased opportunities associated with fuels other than fossil fuels, but it is premature to attempt to quantify the possible costs and other implications of these impacts on the Company.

Economic Stimulus Projects

Through the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Federal government is making a number of programs available for utilities to develop renewable resources, improve reliability, create jobs, and generally to benefit their customers from the availability of economic stimulus funding.  PNM and TNMP are eligible for several of the ARRA programs and are evaluating opportunities under the ARRA programs to take advantage of them to the extent deemed to be viable and prudent.

TNMP submitted a Letter of Intent on July 14, 2009 to notify DOE that it intends to submit an application for a grant under DOE’s Smart Grid Investment Grant Program (“SGIG”) to support TNMP’s smart grid program.  This program would deploy smart meters, utilize supervisory control and data acquisition systems, and automate substations and distribution circuits by among other things increasing system reliability and efficiency and providing operators, retailers and customer with valuable information.  The application, expected to be for a project of approximately $100 million, is planned to be submitted in August 2009.  If the application is approved, the SGIG will provide federal financial assistance in the form of grants up to 50 percent of eligible project costs.  Also, TNMP plans to apply for DOE loan guarantees under ARRA for a transmission line storm hardening project in Texas and PNM plans to submit similar applications for wind and solar renewable generation projects in New Mexico. Furthermore, PNM plans to file a request for federal financial assistance in the form of grants up to 50 percent of the costs of a solar project, which would include storage of energy, in New Mexico.  Costs are still under review for all of the TNMP and PNM projects.  The Company is unable to predict if its applications will be approved or when approval would be received.

Other Matters

As discussed under Employees in Item 1. Business in the 2008 Annual Reports, PNM had a collective bargaining agreement with the IBEW that expired April 30, 2009. The IBEW and PNM reached a tentative agreement on May 1, 2009 for the period of May 1, 2009 to April 30, 2012. The tentative agreement includes wage increase provisions of 2% for 2009, 2010 and 2011 effective on May 1 of each year.  The tentative agreement was ratified by the  IBEW on May 13, 2009.

See Notes 9 and 10 herein and Notes 16, 17 and 18 in the 2008 Annual Reports for a discussion of commitments and contingencies, rate and regulatory matters and environmental issues facing the Company.

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

As of June 30, 2009, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports for the year ended December 31, 2008.  The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

MD&A FOR PNM

RESULTS OF OPERATIONS

PNM’s continuing operations are presented in the PNM Electric segment, which is identical to the segment presented above in Results of Operations for PNMR.  PNM’s discontinued operations are presented in the PNM Gas segment, which is identical to the total earnings from discontinued operations, net of income taxes, shown on the Condensed Consolidated Statements of Earnings for both PNM and PNMR.  See Note 14.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements.  PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements.  These factors include:

•
Conditions affecting the Company’s ability to access the financial markets or Optim Energy’s access to additional debt financing following the utilization of its existing credit facility, including actions by ratings agencies affecting the Company’s credit ratings,

•	The recession, its consequent extreme disruption in the credit markets, and its impacts on the electricity usage of the Company’s customers,
•	State and federal regulatory and legislative decisions and actions, including the TNMP electric rate case filed in 2008 and appeals of prior regulatory proceedings,
•
The ability of PNM to meet the renewable energy requirements established by the NMPRC, including the resource diversity requirement, within the specified cost parameters, and the Company’s ability to obtain federal and/or state funding and incentives for the development of alternative or renewable energy,

•	The performance of generating units, including PVNGS, SJGS, Four Corners, and Optim Energy generating units, and transmission systems,
•	The risk that Optim Energy is unable to identify and implement profitable acquisitions or that PNMR and ECJV will not agree to make additional capital contributions to Optim Energy,
•	The potential unavailability of cash from PNMR’s subsidiaries or Optim Energy due to regulatory, statutory or contractual restrictions,
•
The impacts of the decline in the values of marketable equity securities on the trust funds maintained to provide nuclear decommissioning funding and pension and other postretirement benefits, including the levels of funding and expense,

•	The ability of First Choice to attract and retain customers and collect amounts billed,
•	Changes in ERCOT protocols,
•	Changes in the cost of power acquired by First Choice,
•	Collections experience,

•	Insurance coverage available for claims made in litigation,
•	Fluctuations in interest rates,
•	Weather,
•	Water supply,
•	Changes in fuel costs,
•	Availability of fuel supplies,
•	The risk that replacement power costs incurred by PNM related to not meeting the specified capacity factor for its generating units under its Emergency FPPAC will not be approved by the NMPRC,
•	The risk that PNM may not be able to renew rights-of-way on Native American lands or that the costs of rights-of-way are not allowed to be recovered through rates charged to customers,
•	The effectiveness of risk management and commodity risk transactions,
•	Seasonality and other changes in supply and demand in the market for electric power,
•	Variability of wholesale power prices and natural gas prices,
•	Volatility and liquidity in the wholesale power markets and the natural gas markets,
•	Uncertainty regarding the ongoing validity of government programs for emission allowances,
•	The risk that the resolution of the bankruptcy of LCC results in significant adverse impacts on the operations of the Altura Cogen facility and Optim Energy,
•	Changes in the competitive environment in the electric industry,
•
The risk that the Company and Optim Energy may have to commit to substantial capital investments and additional operating costs to comply with new environmental control requirements including possible future requirements to address concerns about global climate change,

•	The risks associated with completion of generation, transmission, distribution, and other projects, including construction delays and unanticipated cost overruns,
•	The outcome of legal proceedings,
•	Changes in applicable accounting principles, and
•	The performance of state, regional, and national economies.

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, or TNMP’s 2008 Annual Reports are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PNMR controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the Board.  The Board’s Finance Committee sets the risk limit parameters.  The RMC, comprised of corporate and business segment officers, oversees all of the risk management activities, which include commodity risk, credit risk, interest rate risk, and business risk.  The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies.  PNMR has risk control organizations, which are assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.

The RMC’s responsibilities specifically include: establishment of policies regarding risk exposure levels and activities in each of the business segments; authority to approve the types of derivatives entered into; authority to establish a general policy regarding counterparty exposure and limits; authorization and delegation of transaction limits; review and approval of controls and procedures for derivative activities; review and approval of models and assumptions used to calculate mark-to-market and market risk exposure; authority to approve and open brokerage and counterparty accounts for derivatives; review of hedging and risk activities; the extent and type of reporting to be performed for monitoring of limits and positions; and quarterly reporting to the Audit and Finance Committees on these activities.  The RMC also proposes risk limits, such as VaR and GEaR, to the Finance Committee for their approval.

It is the responsibility of each business segment to create its own control procedures and policies within the parameters established by the Corporate Financial Risk Management Policy, approved by the Finance Committee.  The RMC reviews and approves these policies, which are created with the assistance of the Risk Management Department and the Vice President and Treasurer.  Each business segment’s policies address the following controls:  authorized instruments and markets; authorized personnel; policies on segregation of duties; policies on mark-to-market accounting; responsibilities for deal capture; confirmation procedures; responsibilities for reporting results; statement on the role of derivative transactions; and limits on individual transaction size (nominal value).

To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably.  As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results or financial position.

Information concerning accounting for derivatives and the risks associated with PNMR’s commodity contracts is set forth in Note 4.  Note 4 also contains a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets.

The following table details the changes in the net asset or liability balance sheet position of PNMR from one period to the next for mark-to-market energy transactions other than cash flow hedges:

	Trading	Economic Hedges	Total
June 30, 2009	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$2,556	$(5,422)	$(2,866)
Amount realized on contracts delivered during period	(1,488)	9,881	8,393
Changes in fair value	95	(6,181)	(6,086)
Net change recorded as mark-to-market	(1,393)	3,700	2,307
Unearned/prepaid option premiums	-	(422)	(422)
Net fair value at end of period	$1,163	$(2,144)	$(981)

June 30, 2008
Sources of fair value gain (loss):
Net fair value at beginning of period	$(1,577)	$(13,136)	$(14,713)
Adoption of SFAS 157	-	17,253	17,253
Adjusted beginning fair value	(1,577)	4,117	2,540
Amount realized on contracts delivered during period	(21,756)	7,519	(14,237)
Changes in fair value	(2,046)	10,726	8,680
Net change recorded as mark-to-market	(23,802)	18,245	(5,557)
Unearned/prepaid option premiums	(10,036)	(49)	(10,085)
Net fair value at end of period	$(35,415)	$22,313	$(13,102)

The following table provides the maturity of the net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.  The following values were determined using broker quotes and option models:

Fair Value of Mark-to-Market Instruments at June 30, 2009

	Less than
	1 year	1-3 Years	4+ Years	Total
PNMR		(In thousands)
Trading transactions	$517	$646	$-	$1,163
Economic hedges	(2,216)	(258)	330	(2,144)
Total	$(1,699)	$388	$330	$(981)

The net change in fair value of PNMR’s commodity derivative instruments designated as cash flow hedging instruments was $(7,481) for the six months ended June 30, 2009 and $(6,555) for the six months ended June 30, 2008.

Risk Management Activities

PNM measures the market risk of its long-term contracts and wholesale activities using a VaR calculation to measure price movements.  The VaR calculation reports the possible market loss for the respective transactions.  This calculation is based on the transaction’s fair market value on the reporting date.  Accordingly, the VaR calculation is not a measure of the potential accounting mark-to-market loss.  PNM utilizes the Monte Carlo VaR simulation model.  The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The VaR methodology employs the following critical parameters:  historical volatility estimates, market values of all contractual commitments, appropriate market-oriented holding periods, and seasonally adjusted and cross-commodity correlation estimates.  The VaR calculation considers PNM’s forward position for calendar years 2009 and 2010.  PNM uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  The two-tailed confidence level established is 95% (99% was utilized in 2008).  For example, if VaR is calculated at $10.0 million, it is estimated that in 950 out of 1,000 market simulations the pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

PNM measures VaR for all transactions that are not directly asset-related and have economic risk.  For the six months ended June 30, 2009, the average, high, and low VaR amounts for these transactions were less than $0.1 million.  The VaR amount for these transactions at June 30, 2009 was less than $0.1 million.  For the six months ended June 30, 2008, the average VaR amount for these transactions was $0.7 million with high and low VaR amounts for the period of $1.4 million and $0.4 million.  The total VaR amount for these transactions at June 30, 2008 was $1.3 million.

First Choice measures the market risk of its retail sales commitments and supply sourcing activities using a GEaR calculation to monitor potential risk exposures related to taking contracts to settlement and a VaR calculation to measure short-term market price impacts.

Because of its obligation to serve customers, First Choice must take certain contracts to settlement.  Accordingly, a measure that evaluates the settlement of First Choice’s positions against earnings provides management with a useful tool to manage its portfolio.  First Choice uses a hold-to-maturity at risk for 12 months calculation for its GEaR measurement.  The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level and includes the retail load and supply portfolios. Management believes the GEaR results are a reasonable approximation of the potential variability of earnings against forecasted earnings.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The GEaR calculation considers First Choice’s forward position for the next twelve months and holds each position to settlement.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  For example, if GEaR is calculated at $10.0 million, it is estimated that in 950 out of 1,000 market scenarios calculated by the model the losses against the Company’s forecasted earnings over the next twelve months would not exceed $10.0 million.

For the six months ended June 30, 2009, the average GEaR amount was $6.1 million, with high and low GEaR amounts for the period of $11.4 million and $2.2 million.  The total GEaR amount at June 30, 2009 was $4.3 million.  For the six months ended June 30, 2008, the average GEaR amount for these transactions was $22.2 million, with high and low GEaR amounts for the period of $44.3 million and $12.6 million.  The total GEaR amount for these transactions at June 30, 2008 was $15.3 million.

First Choice utilizes a short-term VaR measure to manage its market risk.  The VaR limit is based on the same total portfolio approach as the GEaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10-day holding period.  This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market.  The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was $0.8 million at June 30, 2009.  For the six months ended June 30, 2009, the high, low and average mark-to-market VaR amounts were $2.0 million, $0.2 million and $0.9 million.  The VaR amount for these transactions was $4.6 million at June 30, 2008.  For the six months ended June 30, 2008, the high, low and average mark-to-market VaR amounts were $12.1 million, $1.6 million and $5.9 million.

The Company's risk measures are regularly monitored by the Company's RMC.  The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.  In the first quarter of 2008, First Choice experienced speculative pre-tax trading losses of $47.1 million. These transactions triggered exceedences of the GEaR limit and the 10-day VaR limit, which contributed to the decision to exit the basis transactions and speculative trading.  There were no such exceedences in the first six months of 2009.

The VaR and GEaR limits represent an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated.  Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.

Credit Risk

The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties.  Credit exposure is regularly monitored by the RMC. The RMC has put procedures in place to ensure that increases in credit risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.

The following table provides information related to credit exposure as of June 30, 2009.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties.

Schedule of Credit Risk Exposure
June 30, 2009

		Number	Exposure
	(b)	of	of
	Credit	Counter-	Counter-
	Risk	parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)
PNMR
External ratings:
Investment grade	$90,138	3	$42,170
Split ratings	189	-	-
Non-investment grade	22	-	-
Internal ratings:
Investment grade	74	-	-
Non-investment grade	174	-	-
Total	$90,597		$42,170

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

(b)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms).  Exposures are offset according to legally enforceable netting arrangements but are not reduced by available credit collateral.  Credit collateral includes advance payments, cash deposits, letters of credit, and parental guarantees received from counterparties.  Amounts are presented before the application of such credit collateral instruments.  At June 30, 2009, the Company held advance payments of $36.4 million and credit collateral of less than $0.1 million to offset its credit exposure.

The following table provides an indication of the maturity of credit risk by credit ratings of the counterparties.

Maturity of Credit Risk Exposure
June 30, 2009

			Greater
	Less than		than	Total
Rating	2 Years	2-5 Years	5 Years	Exposure
		(In thousands)
PNMR
External ratings:
Investment grade	$89,583	$268	$287	$90,138
Split ratings	189	-	-	189
Non-investment grade	22	-	-	22
Internal ratings:
Investment grade	74	-	-	74
Non-investment grade	174	-	-	174
Total	$90,042	$268	$287	$90,597

The Company provides for losses due to market and credit risk.  Credit risk for PNMR's and PNM’s largest counterparty as of June 30, 2009 and December 31, 2008 was $18.9 million and $52.3 million.

Interest Rate Risk

PNMR has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of PNMR’s long-term debt is fixed-rate debt and does not expose PNMR’s earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by approximately 3.48%, if interest rates were to decline by 50 basis points from their levels at June 30, 2009.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to reacquire all or a portion of its debt instruments in the open market prior to their maturity.  As described in Note 7, TNMP has long-term debt of $50.0 million that bears interest at a variable rate.  However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk.  At July 28, 2009, PNMR has $209.2 million of consolidated short-term debt outstanding under its revolving credit facilities and local lines of credit, which allow for a maximum aggregate borrowing capacity of $1,093.5 million.  These facilities bear interest at variable rates, which averaged 1.37% of July 28, 2009 borrowings, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The securities held by PNM in the NDT and in trusts for pension and other post-employment benefits had an estimated fair value of $497.5 million at June 30, 2009, of which 29.8% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates.  If interest rates were to increase by 50 basis points from their levels at June 30, 2009, the decrease in the fair value of the fixed-rate securities would be 2.8%, or $4.2 million.  The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $58.5 million at June 30, 2009, of which 24.2% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates.  If interest rates were to increase by 50 basis points from their levels at June 30, 2009, the decrease in the fair value of the fixed-rate securities would be 2.9%, or $0.4 million.

PNM and TNMP do not directly recover or return through rates any losses or gains on the securities in the trusts for nuclear decommissioning or pension and other post-employment benefits.  However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations.  PNM and TNMP are at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market and alternatives investment risks discussed below to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The NDT and trusts established for PNM’s pension and post-employment benefits hold certain equity securities at June 30, 2009.  These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline.  Equity securities comprised 53.5% of the securities held by the various PNM trusts as of June 30, 2009.  PNM does not recover or earn a return through rates on any losses or gains on these equity securities.  The trusts established for TNMP’s pension and post-employment benefits hold certain equity securities.  These equity securities expose TNMP to losses in fair value should the market values of the underlying securities decline.  Equity securities comprised 51.4% of the securities held by the TNMP trusts as of June 30, 2009.  There has been a significant decline in the general price levels of marketable equity securities in late 2008 and in early 2009. The impacts of these declines were considered in the funding and expense valuations performed for 2009, which resulted in reduced amounts of income related to the pension plans being recorded in 2009 and will likely require increased levels of funding beginning in 2010.  See Note 8.

Alternatives Investment Risk

The Company has a target of investing 20% of its pension assets in the alternatives asset class, which amounted to 25.6% as of June 30, 2009.  This includes real estate, private equity, and hedge funds. The private equity and hedge fund investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value.  The valuation of the alternative asset class has also been impacted by the significant decline in the general price levels of marketable equity securities.

ITEM 4.  CONTROLS AND PROCEDURES

PNMR

Evaluation of disclosure controls and procedures

PNMR maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer conclude that these controls and procedures are effective to ensure that PNMR meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

Changes in internal controls

There have been no changes in PNMR’s internal controls over financial reporting for the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

PNM

Evaluation of disclosure controls and procedures

PNM maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer conclude that these controls and procedures are effective to ensure that PNM meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

Changes in internal controls

There have been no changes in PNM’s internal controls over financial reporting for the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

TNMP

Evaluation of  disclosure controls and procedures

TNMP maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of its disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer conclude that these controls and procedures are effective to ensure that TNMP meets the requirements of SEC Regulation 13A, Rule 13a-15(e) and Rule 15d-15(e).

Changes in internal controls

There have been no changes in TNMP’s internal controls over financial reporting for the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM and TNMP, incorporated in this item by reference.

•	Navajo Nation Environmental Issues
•	Four Corners Federal Implementation Plan Litigation
•	Santa Fe Generating Station
•	Gila River Indian Reservation Superfund Site
•	PVNGS Water Supply Litigation
•	San Juan River Adjudication
•	Western United States Wholesale Power Market
•	Begay v. PNM et al
•	PNM – 2007 Electric Rate Case
•	PNM – Emergency FPPAC
•	TNMP – Competitive Transition Charge True-Up Proceeding
•	TNMP – Interest Rate Compliance Tariff

ITEM 1A.  RISK FACTORS

As of the date of this report, there have been no material changes with regard to the  Risk Factors disclosed in PNMR’s, PNM’s and TNMP’s Annual Reports for the year ended December 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of PNMR was held on May 19, 2009.  The matters voted on at the meeting and the results were as follows:

The election of the following nominees to serve as directors until the Annual Meeting of Shareholders in 2010 (reflects voting of common stock only; holders of Series A convertible preferred stock are not entitled to vote on directors):

Director	Votes For	Votes Withheld
Adelmo E. Archuleta	78,237,113	1,387,382
Julie A. Dobson	77,799,862	1,824,633
Robert R. Nordhaus	78,209,857	1,414,638
Manuel T. Pacheco, Ph.D	77,780,759	1,843,736
Robert M. Price	78,069,810	1,554,685
Bonnie S. Reitz	77,946,949	1,677,546
Donald K. Schwanz	78,185,432	1,439,063
Jeffry E. Sterba	76,914,128	2,710,367
Joan B. Woodard, Ph.D	77,952,993	1,671,502

The approval of an amendment to the PNM Resources, Inc. Second Amended and Restated Omnibus Performance Equity Plan:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Common and preferred stock voting together as a single class	59,610,733	13,059,489	788,565	10,943,708

The approval of the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2009:

	Votes For	Votes Against	Abstentions
Common and preferred stock voting together as a single class	83,933,182	349,729	119,584

ITEM 6.  EXHIBITS

3.1	PNMR	Articles of Incorporation of PNM Resources, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM
Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNM Resources, Inc. with all amendments to and including February 17, 2009 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed February 20, 2009)

3.5	PNM	Bylaws of PNM with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP as adopted on August 4, 2005 (incorporated by reference to Exhibit 3.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: August 5, 2009	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)