Form 10-Q
period 2009-09-30
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2009-11-02
CIK 22767, 81023, 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   ✓

As of October 26, 2009, 86,673,174 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of October 26, 2009 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of October 26, 2009 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY
Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Optim Energy Twin Oaks, LP; formerly known as Altura Power L.P.
Altura Cogen	Optim Energy Altura Cogen, LLC; formerly known as Altura Cogen, LLC (the CoGen Lyondell Power Generation Facility)
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAIR	Clean Air Interstate Rule
Cal PX	California Power Exchange
Cascade	Cascade Investment, L.L.C.
Continental	Continental Energy Systems, L.L.C.
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Limited Partnership
DOE	Department of Energy
ECJV	ECJV Holdings, LLC
EIP	Eastern Interconnection Project
EnergyCo	EnergyCo, LLC, a limited liability company, owned 50% by each of PNMR and ECJV; now known as Optim Energy
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
First Choice	First Choice Enterprises, Inc. and Subsidiaries
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
KWh	Kilowatt Hour
LBB	Lehman Brothers Bank, FSB, a subsidiary of LBH
LBCS	Lehman Brothers Commodity Services, a subsidiary of LBH
LBH	Lehman Brothers Holdings Inc.
LCC	Lyondell Chemical Company
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMED	New Mexico Environment Department
NMGC	New Mexico Gas Company, a subsidiary of Continental

NMPRC	New Mexico Public Regulation Commission
NOX	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
OCI	Other Comprehensive Income
Optim Energy	Optim Energy, LLC, a limited liability company, owned 50% by each of PNMR and ECJV; formerly known as EnergyCo
PCRBs	Pollution Control Revenue Bonds
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Purchased Power Agreement
PRP	Potential Responsible Party
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
RCT	Reasonable Cost Threshold
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RFP	Request for Proposal
RMC	Risk Management Committee
SEC	United States Securities and Exchange Commission
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act
Term Loan Agreement	PNM’s $300 Million Unsecured Delayed Draw Term Loan Facility
TNMP Bridge Facility	TNMP’s $100 Million Bridge Term Loan Credit Agreement
TNMP Facility	TNMP’s $200 Million Unsecured Revolving Credit Facility
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
Valencia	Valencia Energy Facility
VaR	Value at Risk

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Operating Revenues:
Electric	$477,665	$607,023	$1,264,503	$1,551,668
Other	62	53	198	221
Total operating revenues	477,727	607,076	1,264,701	1,551,889

Operating Expenses:
Cost of energy	199,648	393,623	556,149	1,026,702
Administrative and general	67,774	60,999	191,461	167,753
Energy production costs	40,130	46,471	135,821	143,231
Impairment of goodwill and other intangible assets	-	7,906	-	144,085
Regulatory disallowances	-	-	27,286	30,248
Depreciation and amortization	38,050	36,752	111,067	105,438
Transmission and distribution costs	16,029	14,981	46,444	43,467
Taxes other than income taxes	14,560	12,680	40,156	39,032
Total operating expenses	376,191	573,412	1,108,384	1,699,956
Operating income (loss)	101,536	33,664	156,317	(148,067)

Other Income and Deductions:
Interest income	6,902	7,248	23,348	17,190
Gains (losses) on investments held by NDT	3,936	(5,697)	2,023	(10,079)
Other income	3,168	2,834	31,489	4,950
Equity in net earnings (loss) of Optim Energy	6,902	(1,485)	944	(29,091)
Other deductions	(2,325)	(1,785)	(6,957)	(8,866)
Net other income (deductions)	18,583	1,115	50,847	(25,896)

Interest Charges:
Interest on long-term debt	29,198	29,518	83,488	72,622
Other interest charges	1,337	9,634	7,813	26,384
Total interest charges	30,535	39,152	91,301	99,006

Earnings (Loss) before Income Taxes	89,584	(4,373)	115,863	(272,969)

Income Taxes (Benefit)	31,361	(3,109)	37,814	(55,587)

Earnings (Loss) from Continuing Operations	58,223	(1,264)	78,049	(217,382)

Earnings (Loss) from Discontinued Operations, net of Income
Taxes (Benefit) of $(785), $820, $41,196 and $16,299	(1,362)	(638)	77,702	24,622

Net Earnings (Loss)	56,861	(1,902)	155,751	(192,760)

Earnings Attributable to Valencia Non-controlling Interest	(2,536)	(3,451)	(7,890)	(4,452)

Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)

Net Earnings (Loss) Attributable to PNMR	$54,193	$(5,485)	$147,465	$(197,608)

Earnings (Loss) from Continuing Operations Attributable to PNMR per Common Share:
Basic	$0.61	$(0.06)	$0.76	$(2.72)
Diluted	$0.60	$(0.06)	$0.76	$(2.72)
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	$0.59	$(0.06)	$1.61	$(2.42)
Diluted	$0.59	$(0.06)	$1.61	$(2.42)

Dividends Declared per Common Share	$0.125	$0.125	$0.375	$0.480

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$70,255	$140,619
Special deposits	52	3,480
Accounts receivable, net of allowance for uncollectible accounts of $16,350 and $21,466	136,196	119,174
Unbilled revenues	70,064	81,126
Other receivables	75,902	73,083
Materials, supplies, and fuel stock	49,061	49,397
Regulatory assets	1,208	1,541
Derivative instruments	44,959	51,250
Income taxes receivable	-	49,584
Current assets of discontinued operations	-	107,986
Other current assets	61,642	75,393

Total current assets	509,339	752,633

Other Property and Investments:
Investment in PVNGS lessor notes	137,853	168,729
Equity investment in Optim Energy	232,537	239,950
Investments held by NDT	130,354	111,671
Other investments	29,332	32,966
Non-utility property, net of accumulated depreciation of $3,532 and $2,582	8,169	9,135

Total other property and investments	538,245	562,451

Utility Plant:
Electric plant in service	4,471,390	4,329,169
Common plant in service and plant held for future use	159,659	147,576
	4,631,049	4,476,745
Less accumulated depreciation and amortization	1,591,806	1,545,950
	3,039,243	2,930,795
Construction work in progress	166,764	202,556
Nuclear fuel, net of accumulated amortization of $21,482 and $16,018	74,248	58,674

Net utility plant	3,280,255	3,192,025

Deferred Charges and Other Assets:
Regulatory assets	505,394	629,141
Goodwill	321,310	321,310
Other intangible assets, net of accumulated amortization of $5,122 and $4,672	26,717	27,167
Derivative instruments	13,139	25,620
Non-current assets of discontinued operations	-	561,915
Other deferred charges	67,802	75,720

Total deferred charges and other assets	934,362	1,640,873
	$5,262,201	$6,147,982

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$193,000	$744,667
Current installments of long-term debt	2,004	205,694
Accounts payable	87,896	174,068
Accrued interest and taxes	89,904	51,618
Regulatory liabilities	2,326	1,746
Derivative instruments	23,271	33,951
Current liabilities of discontinued operations	-	77,082
Other current liabilities	129,541	139,562

Total current liabilities	527,942	1,428,388

Long-term Debt	1,531,170	1,379,011

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	471,782	572,719
Accumulated deferred investment tax credits	21,163	23,834
Regulatory liabilities	353,197	327,175
Asset retirement obligations	69,537	63,492
Accrued pension liability and postretirement benefit cost	241,791	246,136
Derivative instruments	4,944	6,934
Non-current liabilities of discontinued operations	-	94,615
Other deferred credits	145,648	149,237

Total deferred credits and other liabilities	1,308,062	1,484,142

Total liabilities	3,367,174	4,291,541

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNMR Convertible Preferred Stock, Series A without mandatory redemption requirements
(no stated value, 10,000,000 shares authorized: issued and outstanding 477,800 shares)	100,000	100,000
PNMR common stockholders’ equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
and outstanding 86,673,174 and 86,531,644 shares)	1,289,625	1,288,168
Accumulated other comprehensive income (loss), net of income taxes	(36,815)	30,948
Retained earnings	440,464	327,290
Total PNMR common stockholders’ equity	1,693,274	1,646,406
Non-controlling interest in Valencia	90,224	98,506
Total equity	1,883,498	1,844,912

	$5,262,201	$6,147,982

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$155,751	$(192,760)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	131,247	116,797
Amortization of pre-payments on PVNGS firm-sales contracts	(19,426)	(10,313)
Bad debt expense	35,383	28,258
Deferred income tax expense (benefit)	(46,008)	(26,056)
Equity in net (earnings) loss of Optim Energy	(944)	29,091
Net unrealized (gains) losses on derivatives	(7,223)	14,222
(Gains) losses on investments held by NDT	(2,023)	10,079
Impairment of goodwill and other intangible assets	-	144,085
Gain on sale of PNM Gas	(108,936)	-
Gain on reacquired debt	(7,316)	-
Stock-based compensation expense	1,844	2,810
Regulatory disallowances	27,286	30,248
Increase in legal reserve	26,200	-
Other, net	(824)	(4,597)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(84,574)	(20,752)
Materials, supplies, and fuel stock	486	(9,486)
Other current assets	29,899	(31,346)
Other assets	(2,114)	(29,440)
Accounts payable	(94,075)	1,624
Accrued interest and taxes	87,779	2,016
Other current liabilities	(19,703)	10,750
Other liabilities	(17,831)	(783)
Net cash flows from operating activities	84,878	64,447

Cash Flows From Investing Activities:
Utility plant additions	(194,598)	(235,672)
Proceeds from sales of investments held by NDT	88,858	105,055
Purchases of investments held by NDT	(90,921)	(106,437)
Proceeds from sale of PNM Gas	653,095	-
Return of principal on PVNGS lessor notes	26,726	22,164
Reduction in restricted special deposits	359	6,581
Other, net	(15,303)	(1,595)
Net cash flows from investing activities	468,216	(209,904)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(551,667)	112,767
Long-term borrowings	309,242	452,750
Repayment of long-term debt	(350,079)	(448,935)
Issuance of common stock	1,245	250,231
Proceeds from stock option exercise	-	86
Purchase of common stock to satisfy stock awards	(940)	(1,355)
Excess tax (shortfall) from stock-based payment arrangements	(692)	(618)
Dividends paid	(34,666)	(46,954)
Payments received on PVNGS firm-sales contracts	23,059	80,858
Other, net	(18,985)	(4,022)
Net cash flows from financing activities	(623,483)	394,808

Change in Cash and Cash Equivalents	(70,389)	249,351
Cash and Cash Equivalents at Beginning of Period	140,644	17,791
Cash and Cash Equivalents at End of Period	$70,255	$267,142

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$64,143	$91,715
Income taxes paid (refunded), net	$68,809	$(1,702)

Supplemental schedule of noncash investing and financing activities:
Activities related to the consolidation of Valencia as of May 30, 2008 (see Note 16):
Utility plant additions	$87,310
Increase in short-term borrowings	$82,468

Non-controlling interest transactions as of July 10, 2008:
Reduction in short-term borrowings	$88,059
Increase in non-controlling interest in Valencia	$90,148

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PNMR COMMON STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated		Total PNMR
	Common Stock		Other		Common
	Number of	Aggregate	Comprehensive	Retained	Stockholders’
	Shares	Value	Income (Loss)	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2008	86,531,644	$1,288,168	$30,948	$327,290	$1,646,406
Purchase of common stock to satisfy stock awards	-	(940)	-	-	(940)
Tax shortfall from stock-based compensation arrangements	-	(692)	-	-	(692)
Stock-based compensation expense	-	1,844	-	-	1,844
Sale of common stock	93,328	818	-	-	818
Common stock issued to ESPP	48,202	427	-	-	427
Net earnings attributable to PNMR	-	-	-	147,465	147,465
Total other comprehensive income (loss)	-	-	(67,763)	-	(67,763)
Dividends declared on common stock	-	-	-	(34,291)	(34,291)
Balance at September 30, 2009	86,673,174	$1,289,625	$(36,815)	$440,464	$1,693,274

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(In thousands)

Net Earnings (Loss)	$56,861	$(1,902)	$155,751	$(192,760)

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $(3,201), $1,196, $(6,235), and $1,608	4,885	(1,825)	9,514	(2,454)
Reclassification adjustment for (gains) included in
net earnings (loss), net of income tax expense
of $193, $1,051, $506, and $2,777	(295)	(1,603)	(773)	(4,237)

Pension liability adjustment, net of income tax benefit
of $0, $0, $42,487, and $0	-	-	(64,830)	-

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair value, net of income tax (expense) benefit
of $2,025, $(34,281), $(8,081), and $(13,423)	(3,151)	51,583	10,947	21,153
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $5,274, $(1,986), $15,929, and $(583)	(7,195)	1,946	(22,621)	(156)

Total Other Comprehensive Income (Loss)	(5,756)	50,101	(67,763)	14,306

Comprehensive Income (Loss)	51,105	48,199	87,988	(178,454)

Comprehensive Income Attributable to Valencia Non-controlling Interest	(2,536)	(3,451)	(7,890)	(4,452)

Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)

Comprehensive Income (Loss) Attributable to PNMR	$48,437	$44,616	$79,702	$(183,302)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(In thousands)

Electric Operating Revenues	$275,025	$356,397	$733,521	$995,119

Operating Expenses:
Cost of energy	97,231	194,478	289,888	577,762
Administrative and general	36,751	27,900	96,814	86,134
Energy production costs	40,764	48,808	141,230	150,365
Impairment of goodwill	-	-	-	51,143
Regulatory disallowances	-	-	26,615	30,248
Depreciation and amortization	23,455	21,666	68,808	63,532
Transmission and distribution costs	10,219	9,743	30,021	28,247
Taxes other than income taxes	7,653	6,417	21,149	20,522
Total operating expenses	216,073	309,012	674,525	1,007,953
Operating income (loss)	58,952	47,385	58,996	(12,834)

Other Income and Deductions:
Interest income	7,000	7,227	25,518	18,197
Gains (losses) on investments held by NDT	3,936	(5,697)	2,023	(10,079)
Other income	1,100	912	4,934	2,068
Other deductions	(937)	(587)	(2,799)	(4,018)
Net other income and deductions	11,099	1,855	29,676	6,168

Interest Charges:
Interest on long-term debt	17,609	17,628	52,638	42,924
Other interest charges	(788)	2,687	(1,219)	9,117
Total interest charges	16,821	20,315	51,419	52,041

Earnings (Loss) before Income Taxes	53,230	28,925	37,253	(58,707)

Income Taxes (Benefit)	19,783	9,540	11,295	(5,108)

Earnings (Loss) from Continuing Operations	33,447	19,385	25,958	(53,599)

Earnings (Loss) from Discontinued Operations, net of Income
Taxes of $(785), $820, $41,196 and $16,299	(1,362)	(638)	77,702	24,622

Net Earnings (Loss)	32,085	18,747	103,660	(28,977)

Earnings Attributable to Valencia Non-controlling Interest	(2,536)	(3,451)	(7,890)	(4,452)

Net Earnings (Loss) Attributable to PNM	29,549	15,296	95,770	(33,429)

Preferred Stock Dividend Requirements	(132)	(132)	(396)	(396)

Net Earnings (Loss) Available for PNM Common Stock	$29,417	$15,164	$95,374	$(33,825)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,642	$46,596
Special deposits	2	3,430
Accounts receivable, net of allowance for uncollectible accounts of $1,383 and $1,345	81,248	74,257
Unbilled revenues	32,203	37,350
Other receivables	72,269	72,096
Materials, supplies, and fuel stock	46,792	47,254
Regulatory assets	1,208	1,541
Derivative instruments	25,790	28,852
Current assets of discontinued operations	-	107,986
Other current assets	41,244	49,690

Total current assets	303,398	469,052

Other Property and Investments:
Investment in PVNGS lessor notes	137,853	200,711
Investments held by NDT	130,354	111,671
Other investments	8,591	9,951
Non-utility property	976	976

Total other property and investments	277,774	323,309

Utility Plant:
Electric plant in service	3,645,820	3,430,818
Common plant in service and plant held for future use	17,619	17,400
	3,663,439	3,448,218
Less accumulated depreciation and amortization	1,251,555	1,204,424
	2,411,884	2,243,794
Construction work in progress	125,310	156,997
Nuclear fuel, net of accumulated amortization of $21,482 and $16,018	74,248	58,674

Net utility plant	2,611,442	2,459,465

Deferred Charges and Other Assets:
Regulatory assets	355,650	494,481
Derivative instruments	6,013	17,744
Goodwill	51,632	51,632
Non-current assets of discontinued operations	-	561,915
Other deferred charges	52,398	51,137

Total deferred charges and other assets	465,693	1,176,909
	$3,658,307	$4,428,735

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$108,000	$340,000
Current installments of long-term debt	-	36,000
Accounts payable	49,674	90,502
Affiliate accounts payable	13,589	17,607
Accrued interest and taxes	77,873	50,125
Regulatory liabilities	2,326	1,746
Derivative instruments	3,084	7,884
Current liability of discontinued operations	-	77,082
Other current liabilities	74,476	93,131

Total current liabilities	329,022	714,077

Long-term Debt	1,019,728	1,019,717

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	319,759	414,995
Accumulated deferred investment tax credits	21,163	23,834
Regulatory liabilities	319,847	292,146
Asset retirement obligations	68,690	62,696
Accrued pension liability and postretirement benefit cost	226,836	229,683
Derivative instruments	298	569
Non-current liabilities of discontinued operations	-	94,615
Other deferred credits	121,069	124,929

Total deferred credits and liabilities	1,077,662	1,243,467

Total liabilities	2,426,412	2,977,261

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNM common stockholder’s equity
Common stock outstanding (no par value, 40,000,000 shares authorized: issued
and outstanding 39,117,799 shares)	971,648	932,523
Accumulated other comprehensive income (loss), net of income taxes	(47,056)	17,746
Retained earnings	205,550	391,170
Total PNM common stockholder’s equity	1,130,142	1,341,439
Non-controlling interest in Valencia	90,224	98,506
Total equity	1,220,366	1,439,945

	$3,658,307	$4,428,735
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$103,660	$(28,977)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	81,822	75,803
Amortization of prepayments on PVNGS firm-sales contracts	(19,426)	(10,313)
Deferred income tax expense (benefit)	(45,353)	(4,732)
Net unrealized (gains) losses on derivatives	(4,701)	5,955
(Gains) losses on investments held by NDT	(2,023)	10,079
Gain on sale of PNM Gas	(108,936)	-
Regulatory disallowances	26,615	30,248
Increase in legal reserve	26,200	-
Impairment of goodwill	-	51,143
Other, net	1,116	3,084
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(46,869)	32,789
Materials, supplies, and fuel stock	612	(9,486)
Other current assets	21,988	(1,531)
Other assets	9,297	(1,783)
Accounts payable	(48,732)	(18,401)
Accrued interest and taxes	27,658	30,738
Other current liabilities	(32,936)	(15,536)
Other liabilities	(15,556)	(2,238)
Net cash flows from operating activities	(25,564)	146,842

Cash Flows From Investing Activities:
Utility plant additions	(189,191)	(200,983)
Proceeds from sales of NDT investments	88,858	105,055
Purchases of NDT investments	(90,921)	(106,437)
Proceeds from sale of PNM Gas	653,095	-
Return of principal on PVNGS lessor notes	30,529	25,735
Reduction in restricted special deposits	359	6,581
Other, net	(15,656)	553
Net cash flows from investing activities	477,073	(169,496)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(232,000)	19,000
Long-term borrowings	-	350,000
Redemption of long-term debt	(36,000)	(300,000)
Payments received on PVNGS firm-sales contracts	23,059	80,858
Equity contribution from parent	39,125	-
Dividends paid	(281,390)	(40,396)
Other, net	(8,282)	5,095
Net cash flows from financing activities	(495,488)	114,557

Change in Cash and Cash Equivalents	(43,979)	91,903
Cash and Cash Equivalents at Beginning of Period	46,621	4,331
Cash and Cash Equivalents at End of Period	$2,642	$96,234

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$38,078	$49,354
Income taxes paid (refunded), net	$90,734	$(1,855)

Supplemental schedule of noncash investing and financing activities:
Utility plant purchased through assumption of long-term debt (see Note 10)	$31,982

Activities related to the consolidation of Valencia (see Note 16):
Initial consolidation at May 30, 2008
Utility plant additions		$87,310
Increase in short-term borrowings		$82,468
Non-controlling interest transactions as of July 10, 2008:
Reduction in short-term borrowings		$88,059
Increase in non-controlling interest in Valencia		$90,148

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PNM COMMON STOCKHOLDER’S EQUITY
(Unaudited)

			Accumulated		Total PNM
	Common Stock		Other		Common
	Number of	Aggregate	Comprehensive	Retained	Stockholder’s
	Shares	Value	Income (Loss)	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2008	39,117,799	$932,523	$17,746	$391,170	$1,341,439
Net earnings attributable to PNM	-	-	-	95,770	95,770
Total other comprehensive income (loss)	-	-	(64,802)	-	(64,802)
Equity contribution from parent	-	39,125	-	-	39,125
Dividends on preferred stock	-	-	-	(396)	(396)
Dividends on common stock	-	-	-	(280,994)	(280,994)
Balance at September 30, 2009	39,117,799	$971,648	$(47,056)	$205,550	$1,130,142

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(In thousands)
Net Earnings (Loss)	$32,085	$18,747	$103,660	$(28,977)

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $(3,201), $1,196, $(6,235), and $1,608	4,885	(1,825)	9,514	(2,454)
Reclassification adjustment for (gains) included in
net earnings (loss), net of income tax expense
of $193, $1,051, $506, and $2,777	(295)	(1,603)	(773)	(4,237)

Pension liability adjustment, net of income tax benefit
of $0, $0, $42,487 and $0	-	-	(64,830)	-

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair value, net of income tax (expense)
benefit of $984, $(18,619), $(5,957), and $(9,485)	(1,501)	28,411	9,089	14,474
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $4,487, $(2,956), $11,667, and $(2,582)	(6,849)	4,511	(17,802)	3,940

Total Other Comprehensive Income (Loss)	(3,760)	29,494	(64,802)	11,723

Comprehensive Income (Loss)	28,325	48,241	38,858	(17,254)

Comprehensive Income Attributable to Valencia Non-controlling Interest	(2,536)	(3,451)	(7,890)	(4,452)

Comprehensive Income (Loss) Attributable to PNM	$25,789	$44,790	$30,968	$(21,706)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(In thousands)
Electric Operating Revenues	$55,665	$51,097	$143,709	$140,442

Operating Expenses:
Cost of energy	8,749	8,423	26,038	24,170
Administrative and general	8,227	7,000	24,277	20,643
Impairment of goodwill	-	-	-	34,456
Regulatory disallowances	-	-	670	-
Depreciation and amortization	10,303	9,901	27,816	27,037
Transmission and distribution costs	5,809	5,235	16,419	15,208
Taxes, other than income taxes	5,845	5,032	15,240	14,402
Total operating expenses	38,933	35,591	110,460	135,916
Operating income	16,732	15,506	33,249	4,526

Other Income and Deductions:
Interest income	-	20	9	25
Other income	1,513	1,726	2,424	2,746
Other deductions	(19)	(18)	(67)	(46)
Net other income and deductions	1,494	1,728	2,366	2,725

Interest Charges:
Interest on long-term debt	7,081	2,623	15,159	9,832
Other interest charges	897	1,608	4,852	3,752
Net interest charges	7,978	4,231	20,011	13,584

Earnings (Loss) Before Income Taxes	10,248	13,003	15,604	(6,333)

Income Taxes	4,097	4,910	6,265	10,597

Net Earnings (Loss)	$6,151	$8,093	$9,339	$(16,930)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$48	$124
Special deposits	50	50
Accounts receivable	14,675	11,457
Unbilled revenues	5,690	6,421
Other receivables	1,006	480
Affiliate accounts receivable	5,979	7,110
Materials and supplies	2,172	1,625
Income taxes receivable	-	9
Other current assets	1,295	958

Total current assets	30,915	28,234

Other Property and Investments:
Other investments	556	550
Non-utility property	2,111	2,111

Total other property and investments	2,667	2,661

Utility Plant:
Electric plant in service	825,570	815,588
Common plant in service and plant held for future use	488	488
	826,058	816,076
Less accumulated depreciation and amortization	285,973	291,228
	540,085	524,848
Construction work in progress	29,168	30,948

Net utility plant	569,253	555,796

Deferred Charges and Other Assets:
Regulatory assets	149,744	134,660
Goodwill	226,665	226,665
Other deferred charges	11,089	23,982

Total deferred charges and other assets	387,498	385,307

	$990,333	$971,998

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$-	$150,000
Short-term debt – affiliate	36,200	14,100
Current installments of long-term debt	-	167,690
Accounts payable	4,968	11,846
Affiliate accounts payable	30	1,238
Accrued interest and taxes	46,305	35,118
Other current liabilities	3,307	3,111

Total current liabilities	90,810	383,103

Long-term Debt	309,555	-

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	108,083	111,193
Regulatory liabilities	33,350	35,028
Asset retirement obligations	756	711
Accrued pension liability and postretirement benefit cost	14,955	16,453
Other deferred credits	3,096	1,820

Total deferred credits and other liabilities	160,240	165,205

Total liabilities	560,605	548,308

Commitments and Contingencies (See Note 9)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	424,133	427,320
Accumulated other comprehensive income (loss), net of income taxes	(256)	(142)
Retained earnings (deficit)	5,787	(3,552)

Total common stockholder’s equity	429,728	423,690

	$990,333	$971,998

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$9,339	$(16,930)
Adjustments to reconcile net earnings (loss) to
net cash flows from operating activities:
Depreciation and amortization	32,123	29,866
Regulatory disallowances	670	-
Impairment of goodwill	-	34,456
Deferred income tax expense (benefit)	(3,048)	(4,386)
Other, net	190	(1,895)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(2,487)	(3,884)
Materials and supplies	(547)	(117)
Other current assets	(1,005)	(1,458)
Other assets	(3,966)	(25,689)
Accounts payable	(6,879)	22,010
Accrued interest and taxes	11,196	7,838
Other current liabilities	122	4,905
Other liabilities	(1,453)	465
Net cash flows from operating activities	34,255	45,181

Cash Flows From Investing Activities-
Utility plant additions	(34,995)	(33,073)
Net cash flows from investing activities	(34,995)	(33,073)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	(150,000)	150,000
Short-term borrowings (repayments) – affiliate	22,100	(3,404)
Long-term borrowings	309,242	-
Repayment of long-term debt	(167,690)	(148,935)
Dividends paid	(3,187)	-
Other, net	(9,801)	(939)
Net cash flows from financing activities	664	(3,278)

Change in Cash and Cash Equivalents	(76)	8,830
Cash and Cash Equivalents at Beginning of Period	124	187
Cash and Cash Equivalents at End of Period	$48	$9,017

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$10,473	$16,724
Income taxes paid (refunded), net	$5,344	$(858)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated		Total
	Common Stock			Other	Retained	Common
	Number of	Aggregate	Paid-in	Comprehensive	Earnings	Stockholder’s
	Shares	Value	Capital	Income (Loss)	(Deficit)	Equity
		(Dollars in thousands)

Balance at December 31, 2008	6,358	$64	$427,320	$(142)	$(3,552)	$423,690
Net earnings	-	-	-	-	9,339	9,339
Total other comprehensive income (loss)	-	-	-	(114)	-	(114)
Dividends declared on common stock	-	-	(3,187)	-	-	(3,187)
Balance at September 30, 2009	6,358	$64	$424,133	$(256)	$5,787	$429,728

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(In thousands)

Net Earnings (Loss)	$6,151	$8,093	$9,339	$(16,930)

Other Comprehensive Income (Loss):

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair value, net of income tax (expense)
benefit of $407, $0, $209 and $0	(739)	-	(382)	-
Reclassification adjustment for (gains) losses included in
net earnings, net of income tax expense (benefit) of
$(87), $0, $(147), and $0	160	-	268	-

Total Other Comprehensive Income (Loss)	(579)	-	(114)	-

Comprehensive Income (Loss)	$5,572	$8,093	$9,225	$(16,930)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation and Presentation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2009 and December 31, 2008, and the consolidated results of operations and comprehensive income for the three months and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008 in conformity with generally accepted accounting principles in the United States.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could ultimately differ from those estimated.  The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations.  Readers of these financial statements should refer to PNMR’s, PNM’s and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2008 Annual Reports on Form 10-K, as amended (with respect to PNMR and PNM) by the Current Report on Form 8-K filed on May 19, 2009 (collectively, the “2008 Annual Reports”).

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

GAAP defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Based on their nature, magnitude, and timing, certain subsequent events may be required to be reflected at the balance sheet date and/or required to be disclosed in the financial statements.  The Company has evaluated subsequent events through the date the financial statements are issued, which is November 2, 2009, as required by GAAP.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by its Board.  The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board.  This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year.  The Board declared dividends on common stock considered to be for the second quarter of $0.125 per share in July 2009 and August 2008, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings (Loss).  The Board declared dividends on common stock considered to be for the third quarter of $0.125 per share in September 2009 and September 2008, which are reflected as being in the third quarter within “Dividends Declared per Common Share.”

In addition to the dividend of $220.0 million paid by PNM to PNMR following the sale of PNM Gas discussed in Note 2, PNM paid dividends of $46.0 million and $61.0 million in the three months and nine months ended September 30, 2009.  Also, TNMP paid dividends of $1.8 million and $3.2 million in the three months and nine months ended September 30, 2009 to its parent, which then paid those amounts to PNMR.  The TNMP dividends were recorded as a reduction of its paid-in-capital.

(2)	Disposition

PNM Gas Sale

On January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprised the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620.0 million in cash, subject to adjustment based on the actual level of working capital at closing.  PNM received an additional $20.6 million at closing and $12.5 million in July 2009 related to working capital true-ups.  In a separate transaction conditioned upon the sale of the natural gas operations, PNMR proposed to acquire CRHC, Continental's regulated Texas electric transmission and distribution business, for $202.5 million in cash. On July 22, 2008, PNMR and Continental agreed to terminate the agreement for the acquisition of CRHC.  Under the termination agreement, Continental agreed to pay PNMR $15.0 million upon the closing of the PNM Gas transaction.  PNM completed the sale of PNM Gas on January 30, 2009 and recognized a gain of $71.7 million, after income taxes of $37.2 million, in 2009, which is included in discontinued operations on the Condensed Consolidated Statements of Earnings (Loss).  PNMR recognized an additional pre-tax gain of $15.0 million due to the CRHC termination payment, which is included in other income on the Condensed Consolidated Statements of Earnings (Loss).  In connection with the sale, PNM retained obligations under the frozen PNM pension and executive retirement plans for employees transferred to NMGC.  PNM had a regulatory asset related to these plans, which was removed from regulatory assets and transferred to AOCI. The after-tax charge to AOCI was $64.8 million.

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

The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities.  A reconciliation of the segment presentation

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to the GAAP financial statements is provided.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	First	Corporate
	Electric	Electric	Choice	and Other	Consolidated
Three Months Ended September 30, 2009			(In thousands)
Operating revenues	$275,025	$43,354	$159,444	$(96)	$477,727
Intersegment revenues	-	12,311	-	(12,311)	-
Total revenues	275,025	55,665	159,444	(12,407)	477,727
Cost of energy	97,231	8,749	105,979	(12,311)	199,648
Gross margin	177,794	46,916	53,465	(96)	278,079
Other operating expenses	95,387	19,881	25,506	(2,281)	138,493
Depreciation and amortization	23,455	10,303	425	3,867	38,050
Operating income (loss)	58,952	16,732	27,534	(1,682)	101,536

Interest income	7,000	-	4	(102)	6,902
Equity in net earnings of Optim Energy	-	-	-	6,902	6,902
Other income (deductions)	4,099	1,494	(222)	(592)	4,779
Net interest charges	(16,821)	(7,978)	(610)	(5,126)	(30,535)

Earnings (loss) before income taxes	53,230	10,248	26,706	(600)	89,584

Income taxes (benefit)	19,783	4,097	9,654	(2,173)	31,361

Earnings from continuing operations	33,447	6,151	17,052	1,573	58,223

Valencia non-controlling interest	(2,536)	-	-	-	(2,536)
Subsidiary preferred stock dividends	(132)	-	-	-	(132)

Segment earnings from continuing operations attributable to PNMR	$30,779	$6,151	$17,052	$1,573	$55,555

Nine Months Ended September 30, 2009
Operating revenues	$733,510	$111,917	$419,568	$(294)	$1,264,701
Intersegment revenues	11	31,792	-	(31,803)	-
Total revenues	733,521	143,709	419,568	(32,097)	1,264,701
Cost of energy	289,888	26,038	272,015	(31,792)	556,149
Gross margin	443,633	117,671	147,553	(305)	708,552
Other operating expenses	315,829	56,606	80,919	(12,186)	441,168
Depreciation and amortization	68,808	27,816	1,412	13,031	111,067
Operating income (loss)	58,996	33,249	65,222	(1,150)	156,317

Interest income	25,518	9	53	(2,232)	23,348
Equity in net earnings of Optim Energy	-	-	-	944	944
Other income (deductions)	4,158	2,357	(303)	20,343	26,555
Net interest charges	(51,419)	(20,011)	(2,386)	(17,485)	(91,301)

Earnings before income taxes	37,253	15,604	62,586	420	115,863

Income taxes (benefit)	11,295	6,265	22,542	(2,288)	37,814

Earnings from continuing operations	25,958	9,339	40,044	2,708	78,049

Valencia non-controlling interest	(7,890)	-	-	-	(7,890)
Subsidiary preferred stock dividends	(396)	-	-	-	(396)

Segment earnings from continuing operations attributable to PNMR	$17,672	$9,339	$40,044	$2,708	$69,763

At September 30, 2009:
Total Assets	$3,658,307	$990,333	$200,769	$412,792	$5,262,201
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	First	Corporate
	Electric	Electric	Choice	and Other	Consolidated
			(In thousands)
Three Months Ended September 30, 2008
Operating revenues	$356,367	$35,865	$215,009	$(165)	$607,076
Intersegment revenues	30	15,232	-	(15,262)	-
Total revenues	356,397	51,097	215,009	(15,427)	607,076
Cost of energy	194,478	8,423	205,954	(15,232)	393,623
Gross margin	161,919	42,674	9,055	(195)	213,453
Operating expenses	92,868	17,267	30,542	2,360	143,037
Depreciation and amortization	21,666	9,901	630	4,555	36,752
Operating income (loss)	47,385	15,506	(22,117)	(7,110)	33,664

Interest income	7,227	20	448	(447)	7,248
Equity in net earnings (loss) of Optim Energy	-	-	-	(1,485)	(1,485)
Other income (deductions)	(5,372)	1,708	183	(1,167)	(4,648)
Net interest charges	(20,315)	(4,231)	(1,846)	(12,760)	(39,152)

Earnings (loss) before income taxes	28,925	13,003	(23,332)	(22,969)	(4,373)

Income taxes (benefit)	9,540	4,910	(6,796)	(10,763)	(3,109)

Earnings (loss) from continuing operations	19,385	8,093	(16,536)	(12,206)	(1,264)

Valencia non-controlling interest	(3,451)	-	-	-	(3,451)
Subsidiary preferred stock dividends	(132)	-	-	-	(132)

Segment earnings (loss) from continuing operations attributable to PNMR	$15,802	$8,093	$(16,536)	$(12,206)	$(4,847)

Nine Months Ended September 30, 2008
Operating revenues	$995,040	$95,892	$461,402	$(445)	$1,551,889
Intersegment revenues	79	44,550	-	(44,629)	-
Total revenues	995,119	140,442	461,402	(45,074)	1,551,889
Cost of energy	577,762	24,170	469,305	(44,535)	1,026,702
Gross margin	417,357	116,272	(7,903)	(539)	525,187
Operating expenses	366,659	84,709	118,800	(2,352)	567,816
Depreciation and amortization	63,532	27,037	1,679	13,190	105,438
Operating income (loss)	(12,834)	4,526	(128,382)	(11,377)	(148,067)

Interest income	18,197	25	1,318	(2,350)	17,190
Equity in net earnings (loss) of Optim Energy	-	-	-	(29,091)	(29,091)
Other income (deductions)	(12,029)	2,700	110	(4,776)	(13,995)
Net interest charges	(52,041)	(13,584)	(2,459)	(30,922)	(99,006)

Earnings (loss) before income taxes	(58,707)	(6,333)	(129,413)	(78,516)	(272,969)

Income taxes (benefit)	(5,108)	10,597	(28,393)	(32,683)	(55,587)

Earnings (loss) from continuing operations	(53,599)	(16,930)	(101,020)	(45,833)	(217,382)

Valencia non-controlling interest	(4,452)	-	-	-	(4,452)
Subsidiary preferred stock dividends	(396)	-	-	-	(396)

Segment earnings (loss) from continuing operations attributable to PNMR	$(58,447)	$(16,930)	$(101,020)	$(45,833)	$(222,230)

At September 30, 2008:
Total assets*	$3,605,604	$984,549	$412,941	$536,596	$5,539,690
Goodwill	$51,632	$226,665	$82,310	$-	$360,607
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

Energy Related Derivative Contracts

Overview

The Company is exposed to certain risks relating to its ongoing business operations.  The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy or fuel used to generate electricity, or to manage anticipated generation capacity in excess of forecasted demand from existing customers.  Substantially all of the Company’s energy related derivative contracts are entered into to manage commodity risk and the Company does not currently engage in speculative trading, which it ceased in the second quarter of 2008.  Effective January 1, 2009, the Company adopted amendments to GAAP, which enhanced disclosures for derivative instruments and hedging activities.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent.  Energy contracts that meet the definition of a derivative under GAAP and do not qualify for the normal sales and purchases exception are recorded on the balance sheet at fair value at each period end.  The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met.  Derivatives that meet the normal sales and purchases exception are not marked to market but rather recorded in results of operations when the underlying transactions settle.

For derivative transactions meeting the definition of a cash flow hedge, the Company documents the relationships between the hedging instruments and the items being hedged.  This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges.  Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in AOCI to the extent effective.  Ineffectiveness gains and losses were immaterial for the three months and nine months ended September 30, 2009 and 2008.  The amounts shown as current assets and current liabilities relate to contracts that will be settled in the next twelve months.  Gains or losses related to cash flow hedge instruments are reclassified from AOCI when the hedged transaction settles and impacts earnings.  Based on market prices at September 30, 2009, after-tax gains of $12.0 million for PNMR and $13.6 million for PNM would be reclassified from AOCI into earnings during the next twelve months. However, the actual amount reclassified into earnings will vary due to future changes in market prices.  As of September 30, 2009, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is through December 2012.

The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as either economic hedges or trading transactions.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements.  Changes in the fair value of economic hedges are reflected in results of operations, with changes related to sales contracts included in operating revenues and changes related to purchase contracts included in cost of energy.  Trading transactions include speculative transactions, which the Company ceased in 2008.  Also included in this category are transactions that lock in margin with no forward market risk and are not economic hedges; changes in the fair value of these transactions are reflected on a net basis in operating revenues.

Fair value is defined under GAAP as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Fair value is based on current market quotes as available and is supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available.  External pricing input availability varies based on commodity location, market liquidity, and term of the agreement.  As stated in GAAP, valuations of derivative assets and liabilities must take into account nonperformance risk including the effect of the Company’s own credit standing.  The Company regularly assesses the validity and availability of pricing data for its derivative transactions.  Although management uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimation technique.

At September 30, 2009, amounts recognized for the right to reclaim cash collateral are $3.5 million for PNMR and $0.9 million for PNM.  PNMR and PNM had no obligations to return cash collateral.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables do not include activity related to PNM Gas.  See Note 14.

Commodity Derivatives

Commodity derivative instruments are summarized as follows:

	Economic Hedges		Trading Transactions		Qualified Cash Flow Hedges
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
		(In thousands)
PNMR
Current assets	$6,928	$5,699	$14,290	$19,469	$23,741	$26,082
Deferred charges	2,873	2,060	3,907	7,594	6,359	15,966
	9,801	7,759	18,197	27,063	30,100	42,048

Current liabilities	(6,066)	(12,630)	(13,443)	(18,142)	(3,762)	(3,179)
Long-term liabilities	(928)	(551)	(3,566)	(6,365)	(450)	(18)
	(6,994)	(13,181)	(17,009)	(24,507)	(4,212)	(3,197)

Net	$2,807	$(5,422)	$1,188	$2,556	$25,888	$38,851

PNM
Current assets	$3,037	$2,976	$177	$347	$22,576	$25,529
Deferred charges	1,815	2,060	-	-	4,198	15,684
	4,852	5,036	177	347	26,774	41,213

Current liabilities	(2,956)	(7,785)	(111)	(86)	(17)	(13)
Long-term liabilities	(298)	(551)	-	-	-	(18)
	(3,254)	(8,336)	(111)	(86)	(17)	(31)
Net	$1,598	$(3,300)	$66	$261	$26,757	$41,182

In 2007, First Choice entered into a series of forward trades that arbitraged basis differentials among certain ERCOT delivery zones.  During the three months ended March 31, 2008, these trades were negatively affected by extreme transmission congestion within the ERCOT market. This congestion resulted in historically high basis differences between the various delivery zones. As a result, in the first quarter of 2008, First Choice recorded a total pre-tax loss of $47.1 million in the trading margins from these speculative trades that is reflected in electric revenues. Because of continued market volatility and the concern that the forward basis market would continue to deteriorate, First Choice decided to end any further speculative trading and flattened remaining speculative positions.  At September 30, 2009 and December 31, 2008, the trading transactions column of the above table includes $14.1 million and $19.1 million of current assets, $3.9 million and $7.6 million of deferred charges, $13.3 million and $18.1 million of current liabilities, and $3.6 million and $6.4 million of long-term liabilities related to the flattened speculative positions of First Choice.  No significant additional costs are expected related to speculative trading.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the effect of PNMR’s and PNM’s commodity derivative instruments, excluding qualified cash flow hedging instruments, on earnings:

		Gain (Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		September 30, 2009		September 30, 2009
	Location	Economic Hedges	Trading Transactions	Economic Hedges	Trading Transactions
			(In thousands)
PNMR	Electric operating revenues	$1,263	$26	$5,052	$121
	Cost of energy	(1,646)	-	(11,616)	-
	Total gain (loss)	$(383)	$26	$(6,564)	$121

PNM	Electric operating revenues	$1,263	$5	$5,052	$85
	Cost of energy	733	-	(10,141)	-
	Total gain (loss)	$1,996	$5	$(5,089)	$85

The following table presents the impact, excluding tax effects, of PNMR’s and PNM’s qualified commodity cash flow hedge instruments on OCI, as well as the location and amount of income reclassified from AOCI as the hedged transactions settled and impacted earnings:

Gain (Loss) Recognized in Earnings
	Recognized	Reclassified from AOCI into Earnings
	in OCI	Location	Amount
(In thousands)
Three Months Ended September 30, 2009
PNMR	$ (4,970)	Electric operating revenues	$ 11,363
		Cost of Energy	(8,346)
		Total	$ 3,017

PNM	$ (13,821)	Electric operating revenues	$ 11,363
		Cost of energy	(27)
		Total	$ 11,336

Nine Months Ended September 30, 2009
PNMR	$ (11,215)	Electric operating revenues	$ 29,501
		Cost of Energy	(16,554)
		Total	$ 12,947

PNM	$ (14,423)	Electric operating revenues	$ 29,501
		Cost of Energy	(32)
		Total	$ 29,469

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity contract volume positions are presented in Decatherms for gas related contracts and in MWh for power related contracts.  The table below presents the PNMR’s and PNM’s net buy (sell) volume positions at September 30, 2009:

	Decatherms			MWh
	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges

PNMR	8,407,720	(1,482,021)	11,824,780	887,865	5	(931,985)

PNM	6,610,000	-	-	484,425	5	(987,210)

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

The table below presents information about the Company’s contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions as of September 30, 2009 and are not fully collateralized with cash.  Contractual liability represents commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty.  The table only reflects cash collateral that has been posted under the existing contracts and does not reflect letters of credit under the Company’s revolving credit facilities that have been issued as collateral.  Net exposure is the net contractual liability for all contracts, including those designated as normal purchases and sales, offset by existing cash collateral and by any offsets available under master netting agreements, including both asset and liability positions.

Contingent Feature	Contractual Liability	Existing Cash Collateral	Net Exposure
(In thousands)
PNMR
Credit rating downgrade	$ 19,648	$ 900	$ 17,231

PNM
Credit rating downgrade	$ 2,022	$ 900	$ -

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
PNMR
Long-term debt	$1,533,174	$1,591,530	$1,584,705	$1,310,771
Investment in PVNGS lessor notes	$159,936	$170,353	$185,637	$190,077
Other investments	$29,331	$35,501	$32,966	$42,459

PNM
Long-term debt	$1,019,728	$1,003,171	$1,055,717	$834,157
Investment in PVNGS lessor notes	$159,936	$170,353	$221,422	$225,987
Other investments	$8,590	$9,851	$9,951	$10,949

TNMP
Long-term debt	$309,555	$375,345	$167,690	$167,690
Other investments	$556	$556	$550	$550

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

Available-for-sale securities for PNMR and PNM consist of PNM assets held in trust for its share of decommissioning costs of PVNGS and PNM’s executive retirement program.  The trusts hold equity and fixed income securities.  The carrying value, gross unrealized gains and losses and estimated fair value of investments in available-for-sale securities are as follows:

	Unrealized Gains	Unrealized (Losses)	Fair Value
		(In thousands)
September 30, 2009
Equity securities	$9,231	$-	$65,458
Municipal bonds	2,478	-	36,441
U.S. Government securities	52	-	13,958
Corporate bonds	348	-	6,561
Foreign government bonds	18	-	338
Cash investments	-	-	8,399
	$12,127	$-	$131,155
December 31, 2008
Equity securities	$1,181	$-	$50,941
Municipal bonds	708	-	31,509
U.S. Government securities	90	-	14,262
Corporate bonds	115	-	6,034
Foreign government bonds	29	-	391
Cash investments	-	-	9,345
	$2,123	$-	$112,482

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

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(In thousands)

Proceeds from sales	$12,939	$87,846
Gross realized gains	$672	$4,083
Gross realized (losses)	$(574)	$(6,202)

Held-to-maturity securities are those investments in debt securities that the Company has the ability and intent to hold until maturity.  Held-to-maturity securities consist of the investment in PVNGS lessor notes and certain items within other investments, including the EIP lessor note.

The Company has no significant available-for-sale or held-to-maturity securities for which carrying value exceeds fair value.  There are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings.

At September 30, 2009, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$2,137	$118	$118
After 1 year through 5 years	12,457	72,114	54,189
After 5 years through 10 years	5,736	130,629	125,096
Over 10 years	36,968	-	-
	$57,298	$202,861	$179,403

Other Fair Value Disclosures

The Company determines the fair values of its derivative and other instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  Level 3 inputs used in determining fair values for the Company consist of internal valuation models.  The fair value determinations of items recorded at fair value on the Condensed Consolidated Balance sheet at September 30, 2009 and December 31, 2008 are as follows:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and Liabilities Fair Value Measurements

	Total(1)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009		(In thousands)
PNMR
Assets
Commodity derivatives	$58,098	$7,028	$50,116	$-
NDT	130,354	82,598	47,756	-
	188,452	89,626	97,872	-
Liabilities
Commodity derivatives	(28,215)	(5,366)	(21,080)	(815)
Interest rate swap	(176)	-	(176)	-
	(28,391)	(5,366)	(21,256)	(815)
Net	$160,061	$84,260	$76,616	$(815)

PNM
Assets
Commodity derivatives	$31,803	$87	$31,716	$-
NDT	130,354	82,598	47,756	-
	162,157	82,685	79,472	-
Liabilities
Commodity derivatives	(3,382)	(361)	(2,707)	(314)
Net	$158,775	$82,324	$76,765	$(314)

December 31, 2008
PNMR
Assets
Commodity derivatives	$76,870	$9,390	$66,953	$13
NDT	111,671	69,150	42,521	-
Other	811	811	-	-
	189,352	79,351	109,474	13
Liabilities
Commodity derivatives	(40,885)	(12,052)	(27,897)	(422)
Net	$148,467	$67,299	$81,577	$(409)

PNM
Assets
Commodity derivatives	$46,596	$-	$45,519	$13
NDT	111,671	69,150	42,521	-
Other	811	811	-	-
	159,078	69,961	88,040	13
Liabilities
Commodity derivatives	(8,453)	(510)	(6,457)	(422)
Net	$150,625	$69,451	$81,583	$(409)

     (1) The Level 1, 2 and 3 columns in the above table are presented based on the nature of each instrument.  The total column is presented based on the balance sheet classification of the instruments and reflect unit of account reclassifications between commodity derivative assets and commodity derivative liabilities of $1.0 million for PNMR and zero for PNM at September 30, 2009 and $0.5 million for PNMR and $1.1 million for PNM at December 31, 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the changes in Level 3 fair value measurements is as follows:

Level 3 Fair Value Assets and Liabilities

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	PNMR	PNM	PNMR	PNM
		(In thousands)
Balance at beginning of period	$(1,636)	$(1,129)	$(409)	$(409)
Total gains (losses) included in earnings	28	28	(2,073)	(2,073)
Total gains (losses) included in other comprehensive income	(288)	-	(1,061)	-
Purchases, issuances, and settlements(1)	1,081	787	2,728	2,168
Balance at end of period	$(815)	$(314)	$(815)	$(314)

Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$688	$688	$30	$30

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	PNMR	PNM	PNMR	PNM
		(In thousands)

Balance at December 31, 2007			$2,061	$2,679
Adoption of amendment to GAAP regarding fair value measurement			16,407	16,407
Balance at beginning of period	$19,863	$19,666	18,468	19,086
Total gains included in earnings	(16,635)	(16,713)	(3,742)	(4,513)
Total gains included in other comprehensive income	(60)	-	28	-
Purchases, issuances, and settlements(1)	(3,613)	(3,818)	(15,199)	(15,438)
Transfers into Level 3 (2)	(113)	(113)	(113)	(113)
Balance at September 30, 2008	$(558)	$(978)	(558)	(978)
Total gains included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$(10,382)	$(10,256)	$(3,643)	$(2,821)

(1)
Includes fair value reversal of contracts settled, unearned and prepaid option premiums received and paid during the period for contracts still held at end of period and, in 2008, the sale of PNM Electric wholesale contracts.

(2)	Transfers into Level 3 from Level 2 are at fair values as of July 1, 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings are reported in operating revenues and cost of energy as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	Operating Revenues	Cost of Energy	Operating Revenues	Cost of Energy
PNMR	(In thousands)
Total gains (losses) included in earnings	$-	$28	$237	$(2,310)
Change in unrealized gains or (losses) relating to assets still held at reporting date	$-	$688	$-	$30

PNM
Total gains (losses) included in earnings	$-	$28	$237	$(2,310)
Change in unrealized gains or (losses) relating to assets still held at reporting date	$-	$688	$-	$30

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Operating Revenues	Cost of Energy	Operating Revenues	Cost of Energy
PNMR	(In thousands)
Total gains (losses) included in earnings	$299	$(16,934)	$11,761	$(15,503)
Change in unrealized gains (losses) relating to assets still held at reporting date	$262	$(10,644)	$(544)	$(3,099)

PNM
Total gains (losses) included in earnings	$(77)	$(16,636)	$10,782	$(15,295)
Change in unrealized gains (losses) relating to assets still held at reporting date	$2	$(10,258)	$2	$(2,823)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Earnings Per Share

In accordance with GAAP, dual presentation of basic and diluted earnings (loss) per share has been presented in the Condensed Consolidated Statements of Earnings (Loss) of PNMR.  Information regarding the computation of earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(In thousands, except per share amounts)
Earnings (Loss) Attributable to PNMR:
Earnings (loss) from continuing operations	$58,223	$(1,264)	$78,049	$(217,382)
Earnings from continuing operations attributable to Valencia non-controlling Interest	(2,536)	(3,451)	(7,890)	(4,452)
Preferred stock dividend requirements of subsidiary	(132)	(132)	(396)	(396)
Earnings (loss) from continuing operations attributable to PNMR	55,555	(4,847)	69,763	(222,230)
Earnings (loss) from discontinued operations	(1,362)	(638)	77,702	24,622
Net Earnings (Loss) Attributable to PNMR	$54,193	$(5,485)	$147,465	$(197,608)

Average Number of Common Shares:
Outstanding during period	86,673	86,408	86,620	81,669
Equivalents from convertible preferred stock	4,778	-	4,778	-
Average Shares - Basic	91,451	86,408	91,398	81,669
Dilutive Effect of Common Stock Equivalents (a) -
Stock options and restricted stock	380	-	205	-
Average Shares - Diluted	91,831	86,408	91,603	81,669

Per Share of Common Stock – Basic:
Earnings (loss) from continuing operations	$0.61	$(0.06)	$0.76	$(2.72)
Earnings (loss) from discontinued operations	(0.02)	-	0.85	0.30
Net Earnings (Loss)	$0.59	$(0.06)	$1.61	$(2.42)

Per Share of Common Stock – Diluted:
Earnings (loss) from continuing operations	$0.60	$(0.06)	$0.76	$(2.72)
Earnings (loss) from discontinued operations	(0.01)	-	0.85	0.30
Net Earnings (Loss)	$0.59	$(0.06)	$1.61	$(2.42)

(a)
Excludes the effect of anti-dilutive common stock equivalents related to out-of-the-money stock options of 3,327,481 at September 30, 2009.  Due to losses in the three months and nine months ended September 30, 2008, no potentially dilutive securities are reflected in the average number of common shares used to compute earnings (loss) per share since any impact would be anti-dilutive.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Stock-Based Compensation

Information concerning stock-based compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements in the 2008 Annual Reports.

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2009:

				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
		Exercise	Value	Contract Life
Options for PNMR Common Stock	Shares	Price	(In thousands)	(Years)

Outstanding at beginning of period	3,725,907	$21.54
Granted	790,064	$8.23
Exercised	-	$-
Forfeited	(174,236)	$20.40

Outstanding at end of period	4,341,735	$19.17	$3,058	6.30

Options exercisable at end of period	3,085,006	$22.07	$151	5.25

Options available for future grant	5,240,182

The following table provides additional information concerning stock option activity:

	Nine Months Ended September 30,
Options for PNMR Common Stock	2009	2008
	(In thousands, except per share amounts)

Weighted-average grant date fair value per share of options granted	$1.63	$1.39
Total intrinsic value of options exercised during the period	$-	$15

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for options granted in the nine months ended September 30, 2009:

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock

The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2009:

		Weighted-
		Average
Nonvested Restricted		Grant-Date
PNMR Common Stock	Shares	Fair Value

Nonvested at beginning of period	195,626	$17.43
Granted	102,000	$7.81
Vested	(99,349)	$19.13
Forfeited	-	$-

Nonvested at end of period	198,277	$11.63

The total fair value of shares of restricted stock that vested during the nine months ended September 30, 2009 was $0.9 million.  During the three months ended June 30, 2009, the Company issued restricted stock agreements to certain executives that are based upon the Company achieving specified performance targets, partly for 2009 and partly for the 2009 through 2011 period.  The determination of the number of restricted shares ultimately issued depends on the levels at which the performance criteria are achieved and cannot be determined until after the performance periods end. The Company would issue a maximum of 172,200 shares if all of the performance criteria are achieved at the optimal level and all the executives remain eligible.  The Company records compensation cost for these awards based upon periodic estimates of the levels that the performance targets will be achieved.

(7)	Capitalization

Information concerning financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2008 Annual Reports.

Short-term Debt

PNMR and PNM have revolving credit facilities for borrowings up to $600.0 million under the PNMR Facility and $400.0 million under the PNM Facility that primarily expire in 2012.  In addition, PNMR and PNM each have a local line of credit of $5.0 million.  TNMP had a revolving credit facility for borrowings up to $200.0 million under the TNMP Facility that was scheduled to expire May 13, 2009.  The maximum borrowing amount under the TNMP Facility was reduced to $75.0 million on March 23, 2009.  On April 30, 2009, TNMP entered into the $75.0 million TNMP Revolving Credit Facility described under Financing Activities below and the TNMP Facility terminated.  PNMR and PNM had commercial paper programs under which they could have issued up to $400.0 million and $300.0 million of commercial paper.  The Company suspended the commercial paper programs due to market conditions and no commercial paper has been issued since March 11, 2008.  The revolving credit facilities served as support for the commercial paper programs.  Operationally, this meant the aggregate borrowings under the commercial paper program and the revolving credit facility for each of PNMR and PNM could not exceed the maximum amount of the revolving credit facility for that entity.  The commercial paper programs were terminated on July 2, 2009.  At September 30, 2009, the weighted average interest rates were 1.5% and 0.9% for the PNMR Facility and the PNM Facility.  Short-term debt outstanding consists of:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,
Short-term Debt	2009	2008
	(In thousands)

PNM
Commercial paper	$-	$-
Revolving credit facility	108,000	340,000
Local lines of credit	-	-
	108,000	340,000

TNMP – Revolving credit facility	-	150,000

PNMR
Commercial paper	-	-
Revolving credit facility	85,000	254,667
Local lines of credit	-	-

	$193,000	$744,667

At October 26, 2009, PNMR, PNM, and TNMP had $501.4 million, $298.7 million, and $53.5 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit.  Total availability at October 26, 2009, on a consolidated basis, was $853.6 million for PNMR. LBB is a lender under the PNMR Facility.  LBH, the parent of LBB, has filed for bankruptcy protection.  Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility amounting to $5.3 million. The availability includes $29.7 million that represents the unfunded portion of the PNMR Facility attributable to LBB.  At October 26, 2009, PNMR had cash investments of $15.5 million and PNM and TNMP had no such investments.

As of September 30, 2009, TNMP had outstanding borrowings of $36.2 million from PNMR under its intercompany loan agreement.

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

On October 31, 2008, TNMP entered into a $100.0 million term loan credit agreement (the “TNMP Bridge Facility”) to provide an additional source of funds to repay TNMP’s $167.7 million of senior unsecured notes that matured January 15, 2009.  On January 14, 2009, TNMP borrowed $100.0 million under the TNMP Bridge Facility.  On January 15, 2009, TNMP repaid the entire principal and interest due on the $167.7 million principal amount outstanding of 6.25% senior unsecured notes utilizing the proceeds from the TNMP Bridge Facility and inter-company borrowings from PNMR.

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

On March 25, 2009, TNMP entered into a $50.0 million loan agreement with Union Bank, N. A. (the “2009 Term Loan Agreement”).   TNMP borrowed $50.0 million under this agreement on March 30, 2009.  Borrowings under the 2009 Term Loan Agreement must be repaid by March 25, 2014 and are secured by $50.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009B Bonds”).  Through hedging arrangements, TNMP has established fixed interest rates for the 2009 Term Loan Agreement of 6.05% for the first three years and 6.30% thereafter.  The hedging obligations are also secured by the Series 2009B Bonds.  The hedge is accounted for as a cash-flow hedge and its September 30, 2009 pre-tax fair value of $(0.2) million is included in other deferred credits on the Condensed Consolidated Balance Sheets and in AOCI.  Amounts reclassified from AOCI are included in other interest expense.  The fair value determination was made using Level 2 inputs under GAAP.

TNMP used the proceeds received from the 9.50% First Mortgage Bonds and the 2009 Term Loan Agreement to repay the $100.0 million borrowed under the TNMP Bridge Facility and the $150.0 million outstanding under the TNMP Facility.  The remaining proceeds, after offering expenses, were used to reduce intercompany borrowings from PNMR.

On April 30, 2009, TNMP entered into a new $75.0 million revolving credit facility (the “TNMP Revolving Credit Facility”) and the existing TNMP Facility was terminated.  Borrowings under the TNMP Revolving Credit Facility are secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009C Bonds”).  The TNMP Revolving Credit Facility will expire in April 2011.

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

On May 23, 2003, PNM issued $36.0 million of 4.00% PCRB senior unsecured notes, which have a scheduled maturity in 2038, but were subject to mandatory repurchase and remarketing on July 1, 2009.  PNM repurchased these notes for $36.0 million on July 1, 2009 utilizing available cash balances and borrowings under the PNM Facility.  PNM intends to hold these bonds (without legally canceling them) and anticipates remarketing the bonds at some point in the future depending upon market conditions. For financial reporting purposes, the debt is considered extinguished and removed from the balance sheets.

Common Stock

PNMR offers new shares of PNMR common stock through the PNMR Direct Plan.  PNMR had offered new shares of its common stock through an equity distribution agreement, which was terminated in July 2009. On July 15, 2009, PNMR began purchasing shares of its common stock on the open market rather than issuing additional shares to satisfy subscriptions under the PNMR Direct Plan.  During the period from January 1, 2009 to July 15, 2009, PNMR sold 93,328 shares of its common stock through the PNMR Direct Plan for net proceeds of $0.8 million.  PNMR also issued 48,202 shares of its common stock for $0.4 million through its ESPP during the six months ended June 30, 2009.  The ESPP was terminated effective June 30, 2009.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2009	2008	2009	2008	2009	2008
			(In thousands)

Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$313	$535	$44	$42
Interest cost	25,830	24,951	5,541	6,258	852	852
Expected long-term return on assets	(29,073)	(31,009)	(4,374)	(4,597)	-	-
Amortization of net loss	2,864	1,443	2,467	3,612	20	39
Amortization of prior service cost	238	238	(3,196)	(4,265)	8	10
Curtailment (gain) (1)	-	-	(2,943)	-	-	-
Net periodic benefit cost (income)	$(141)	$(4,377)	$(2,192)	$1,543	$924	$943

(1)
 The January 2009 sale of PNM Gas resulted in the retiree medical obligation associated with the gas designated employees to cease.  This action meets the definition of a curtailment under GAAP and resulted in a curtailment gain in the first quarter 2009, which is included in the gain on sale of PNM Gas.

PNM does not anticipate making any contributions to its pension plan trust during 2009.  Based on current law and estimates of portfolio performance, PNM anticipates making contributions to its pension plan trust of approximately $19.5 million in 2010 and a total of $185.7 million for 2011-2013.  These anticipated contributions were developed using a probabilistically weighted average discount rate of 6.2% to determine the projected benefit obligation under the pension plan.  Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate.  PNM contributed $0.3 million and $1.0 million to trusts for other postretirement benefits for the three months ended September 30, 2009 and 2008 and $2.4 million and $3.9 million for the nine months ended September 30, 2009 and 2008.  PNM expects to make contributions totaling $2.7 million during the year ended December 31, 2009 to the trust for other postretirement benefits.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were $0.4 million in the three months ended September 30, 2009 and 2008, were $1.1 million for the nine months ended September 30, 2009 and 2008, and are expected to total $1.5 million during 2009.  PNM anticipates the net periodic benefit cost under its pension plan, other postretirement benefits, and executive retirement program will be $4.7 million, $3.6 million, and $1.1 million in 2010 and will total $30.8 million, $26.5 million, and $3.3 million for 2011-2013.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2009	2008	2009	2008	2009	2008
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$195	$213	$-	$-
Interest cost	3,297	3,182	550	536	57	57
Expected long-term return on assets	(4,570)	(4,976)	(371)	(365)	-	-
Amortization of net gain	-	(109)	(198)	(203)	-	-
Amortization of prior service cost	-	-	45	45	-	-
Net Periodic Benefit Cost (Income)	$(1,273)	$(1,903)	$221	$226	$57	$57

TNMP made no contributions to its pension plan trust in either the nine months ended September 30, 2009 or 2008 and no contributions are anticipated for 2009.  Based on current law and estimates of portfolio performance, TNMP anticipates making contributions to its pension plan trust of approximately $0.3 million in 2010 and a total of $8.0 million for 2011-2013.  These anticipated contributions were developed using a probabilistically weighted average discount rate of 6.0% to determine the projected benefit obligation under the pension plan.  Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate.  TNMP contributed zero and less than $0.1 million to the trust for other postretirement benefits for the three months ended September 30, 2009 and 2008 and $0.3 million for the nine months ended September 30, 2009 and 2008.   TNMP expects to make contributions totaling $0.3 million during the year ended December 31, 2009 to the trust for other postretirement benefits.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were less than $0.1 million in the three months ended September 30, 2009 and 2008, were $0.1 million in the nine months ended September 30, 2009 and 2008, and are expected to total $0.2 million during 2009.  TNMP anticipates the net periodic benefit cost (income) under its pension plan, other postretirement benefits, and executive retirement program will be $(1.6) million, $0.6 million, and $0.1 million in 2010 and will total $(3.2) million, $1.6 million, and $0.3 million for 2011-2013.

(9)	Commitments and Contingencies

Overview

There are various claims and lawsuits pending against the Company.  The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites.  In addition, the Company periodically enters into financial commitments in connection with its business operations.  The Company is also involved in various legal proceedings in the normal course of its business.  It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its results of operations or financial position.  It is the Company’s policy to accrue for expected liabilities in accordance with GAAP, when it is probable that a liability has been incurred and the amount to be incurred is reasonably estimable.  The Company cannot make any assurances that the amount of reserves or potential insurance coverage will be sufficient to cover the cash obligations that might be incurred as a result of litigation or regulatory proceedings.   Outside legal costs for these and regulatory matters are recorded when the expenses are incurred.  The Company does not expect that any known lawsuits, environmental costs, and commitments will have a material adverse effect on its financial condition, results of operations, or cash flows, although the outcome of litigation, investigations, and other legal proceedings is inherently uncertain.

With respect to some of the items listed below, the Company has determined that a loss is not probable or that, to the extent probable, is not reasonably estimable.  In some cases, the Company is not able to predict with any degree of certainty the range of possible loss that could be incurred.  Notwithstanding these facts, the Company has assessed these matters based on current information and made judgments concerning their potential outcome, giving

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

due consideration to the nature of the claim, the amount and nature of damages sought, and the probability of success.  Such judgments are made subject to the known uncertainty of litigation.  The Company has established appropriate reserves for matters where it is probable a loss has been incurred and the amount of loss is reasonably estimable.  During the three months and nine months ended September 30, 2009, such reserves were increased by $13.6 million and $26.2 million, which were recorded as reductions of operating revenues.  The actual outcomes of the items listed below could ultimately differ from the judgments made and the differences could be material.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors.  Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before at least 2017.  In November 1997, the United States Court of Appeals for the District of Columbia Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel.  Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners including PNM), filed damages actions against the DOE in the Court of Federal Claims and are currently pursuing those damages claims. In August 2008, the United States Court of Appeals for the Federal Circuit issued decisions in three damages actions brought by other nuclear utilities that could result in a decrease in the amount of PNM’s recoverable damages; however, additional appeals in those actions are possible and APS continues to monitor the status of those actions.  The trial in the APS matter began on January 28, 2009 and closing arguments were heard in late May.  The court has not indicated when it will reach its decision in the matter.  PNM currently estimates that it will incur approximately $46.1 million (in 2007 dollars) over the life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant.  PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned.  At September 30, 2009 and December 31, 2008, PNM had $14.9 million and $14.5 million recorded as a liability on its Consolidated Balance Sheets for interim storage costs.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 The EPA previously requested APS to perform a BART analysis for Four Corners.  APS submitted an analysis to the EPA concluding that certain combustion control equipment constitutes BART for Four Corners.  Based on the analyses and comments received through EPA’s rulemaking process, the EPA will determine what it believes constitutes BART for Four Corners.  The EPA recently issued an Advanced Notice of Proposed Rulemaking (“ANPR”) seeking public comments on its BART determination.  The public comment period expired on October 28, 2009.  APS anticipates the EPA will issue a proposed determination in early 2010.  Once the EPA issues its proposed determination, it will provide a second comment period prior to issuing its final determination.  The participant owners of Four Corners will have five years after the EPA issues its final determination to achieve compliance with their respective BART requirements.  APS’ recommended plan for Four Corners includes the installation of combustion control equipment with an estimated cost to PNM, based on preliminary engineering estimates, of approximately $6.8 million.  If the EPA determines that post-combustion controls are required, PNM’s total costs could be up to approximately $69.0 million for Four Corners.  The obligation to comply with the EPA’s final BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations and other business considerations, could jeopardize the economic viability of the Four Corners plant due to the significant costs involved.  In order to coordinate with Four Corners’ other scheduled activities, APS is currently implementing portions of its recommended plan on a voluntary basis.  Costs related to the implementation of these portions of the recommended plan are included in PNM’s 2009, 2010 and 2011 construction expenditure estimates.

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

Ozone Non-Attainment

In March 2009, the NMED published its draft recommendation of area designations for the 2008 revised ozone national ambient air quality standard.  The draft recommended that San Juan County, New Mexico be designated as non-attainment for ozone.  SJGS is situated in San Juan County.  However, the NMED subsequently determined that the monitor indicating high ozone levels was not reliable and did not recommend to the EPA that San Juan County be designated as non-attainment.  On September 16, 2009, the EPA announced that it would re-consider the 2008 ozone ambient air quality standard. The reconsideration is expected to result in a lower standard which would increase the number of ozone non-attainment areas in the country. The Company cannot predict the outcome of this matter or if additional NOX controls would be required as a result of ozone non-attainment designation.

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

Four Corners Federal Implementation Plan Litigation

On April 30, 2007, the EPA adopted a source specific FIP to set air quality standards at Four Corners.  The FIP essentially federalizes the requirements contained in the New Mexico State Implementation Plan, which Four Corners has historically followed.  The FIP also includes a requirement to maintain and enhance dust suppression methods.  APS filed a petition for review in the U.S. District Court of Appeals for the Tenth Circuit seeking revisions to the FIP to clarify certain requirements and allow operational flexibility.  The Sierra Club intervened in this action and with other parties filed a petition for review with the same court challenging the FIP’s compliance with the Clean Air Act.  APS intervened in that action.  In APS’ lawsuit, APS challenged two key provisions of the FIP:  a 20% opacity limit on certain fugitive dust emissions and a 20% stack opacity limit on Units 4 and 5.  During 2008, the EPA voluntarily moved to vacate the fugitive dust provisions of the FIP, and on April 14, 2009, the court granted EPA’s motion.  The court also rejected the Sierra Club’s challenges to the FIP and ruled in favor of the 20% stack opacity limit.  APS filed a petition for rehearing related to the stack opacity limit finding because APS did not believe that EPA properly established that limit.  The court denied APS’s petition on July 24, 2009, and APS does not intend to appeal the matter further.  The Company does not believe that compliance with this limit will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Section 114 Request

On April 6, 2009, APS received a request from the EPA under Section 114 of the Clean Air Act seeking detailed information regarding projects at and operations of Four Corners.  APS submitted its response to the EPA on August 21, 2009.  The Company is currently unable to predict the timing or content of EPA’s response or any resulting actions.

Santa Fe Generating Station

PNM and the NMED conducted investigations of gasoline and chlorinated solvent groundwater contamination detected beneath the site of the former Santa Fe Generating Station to determine the source of the contamination pursuant to a 1992 settlement agreement between PNM and the NMED.

PNM believes that the data compiled indicates observed groundwater contamination originated from off-site sources.  However, to avoid a prolonged legal dispute, PNM agreed to a settlement agreement with the NMED under which PNM agreed to supplement remediation facilities by installing an extraction well and two additional monitoring wells to address remaining gasoline contamination in the groundwater at and in the vicinity of the site.  PNM will continue to operate the remediation facilities until the groundwater meets applicable federal and state standards or until such time as the NMED determines that additional remediation is not required, whichever is earlier.  The City of Santa Fe municipal water well located at the site continues to operate and meets federal drinking water standards.  PNM is not able to assess the duration of this project.

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

Coal Combustion Waste Disposal

The EPA has advised that the proposal for the regulation of coal combustion byproducts (“CCBs”) was sent to the Office of Management and Budget for inter-agency review on October 16, 2009. The proposal appears to outline options for treating CCBs as hazardous waste or non-hazardous waste or a combination of the two. EPA anticipates issuing the draft rule by the end of 2009.  One of the EPA's primary objectives in the rulemaking appears to be to ensure that the EPA has direct federal enforcement authority over the final regulations by classifying CCBs as a hazardous waste.

SJGS does not operate any CCB impoundments.  SJCC currently disposes of CCBs consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant. The Office of Surface Mining (“OSM”) developed draft proposed regulations for the mine placement of CCBs.  OSM’s rulemaking effort is currently tabled by the Obama Administration.  PNM cannot predict the outcome of the EPA’s actions regarding CCB regulation and whether such actions will have a material adverse impact on its operations or financial position.  PNM continues to advocate for the non-hazardous regulation of CCBs, believing the proper place for oversight of mine placement of CCBs is through the OSM and state mining and mining reclamation agencies.

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

Other Commitments and Contingencies

Coal Supply

The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP Billiton.  APS purchases all of Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation.  In 2003, PNM completed a comprehensive review of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal.  Based on this study, PNM revised its estimates of the final reclamation of the surface mine.  In addition, the estimate for decommissioning the Four Corners mine was revised.  Based on the most recent estimates, the final cost of surface mine reclamation is expected to be $130.5 million in future dollars excluding contract buyout costs paid to SJCC.  As of September 30, 2009 and December 31, 2008, $28.3 million and $33.8 million was recognized on PNM’s Consolidated Balance Sheet for the obligation for surface mine reclamation using the fair value method to determine the liability.  At September 30, 2009 and December 31, 2008, the balance on PNM’s Consolidated Balance Sheets for the reclamation liability related to underground mining activities was $1.9 million and $1.6 million.

In 2003, the NMPRC granted PNM permission to collect as a part of its rates up to $100.0 million of surface

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

mine final reclamation costs.  In the 2007 Electric Rate Case, PNM requested recovery of increased surface mine decommissioning costs, as well as underground mine reclamation costs. Recovery of the final underground mine reclamation costs was allowed; however, the NMPRC denied recovery of amounts for surface mine decommissioning in excess of $100.0 million. PNM appealed this decision to the New Mexico Supreme Court, which on September 1, 2009 issued its ruling that the NMPRC had properly denied recovery of these costs.  PNM has filed a motion with the court seeking rehearing of this issue.  See Note 10.  The Company cannot predict the outcome of this matter.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Right of Way Matters

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties.  Several of the agreements granting the rights-of-way have expired or will expire within the next few years.  PNM is actively reviewing these matters and negotiating with certain parties, as appropriate, for the renewal of these rights-of-way.  However, there can be no assurance that all of these rights-of-way will be renewed.  If PNM is not successful in renewing the rights-of-way on Native American lands, it could be forced to remove its facilities from or abandon its facilities on the property covered by the rights-of-way and seek alternative routes for its transmission or distribution facilities.  If rights-of-way on Native American lands are renewed, it is likely they will be renewed at prices that are higher than historical levels, based on current renewal experience.  With respect to non-tribal government land and private land, PNM may have condemnation rights. Rights-of-way costs have historically been recovered in rates charged to customers.  PNM will seek to recover such costs in future rates.

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

The federal government appealed this matter to the U.S. Court of Appeals for the Federal Circuit and Plaintiffs cross-appealed.  On October 21, 2009, the Federal Circuit issued its opinion, affirming in part and reversing in part the decision of the Court of Claims, resulting in an award to the Plaintiffs of $9.1 million.  The Federal Circuit’s opinion is subject to possible motions for rehearing before the matter may be remanded to the Court of Claims for entry of judgment.  Any amount ultimately received will be recorded, net of legal expenses, upon receipt.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In 2005, PNM filed a "cost offset" claim at FERC, seeking to reduce its liability for refunds based on its costs of securing and/or providing the power sold to California.  In doing so, PNM sought treatment as a power marketer, rather than a vertically integrated utility, based on its configuration at the time as a "merchant utility."  FERC's orders on cost-offsets prior to that time allowed marketers, but not utilities, to earn a margin above costs and claim all energy purchases as costs (whereas utilities were severely limited in their ability to claim purchases as costs).  FERC rejected PNM's treatment as a marketer in an order issued in late 2005 and PNM sought rehearing.  In June 2009, FERC denied PNM’s request for rehearing.  PNM has appealed this matter to the Ninth Circuit.

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

PNMR

First Choice Price-to-Beat Base Rate Reset

Based on the terms of the Texas stipulation related to the acquisition of TNP, First Choice made a filing to reset its price-to-beat base rates in 2005. First Choice’s price-to-beat base rate case was consolidated with TNMP’s 60-day rate review (see “60-Day Rate Review” below). First Choice requested that the PUCT recognize in its new price-to-beat base rates the TNMP rate reduction and the synergy savings credit provided for in the TNP acquisition stipulation. In 2006, TNMP, First Choice, the PUCT staff and other parties filed a non-unanimous settlement agreement (“NUS”).  The PUCT unanimously approved the NUS on November 2, 2006 and made First Choice’s new price-to-beat base rates effective on December 1, 2006, as First Choice had requested.  As price-to-beat rates expired on December 31, 2006, the approved rates are no longer applicable.  In January 2007, TNMP’s 60-Day Rate Review proceeding and the underlying NUS were appealed by various Texas cities to a Texas District Court.  TNMP and First Choice had intervened in this appeal.   On August 31, 2009, the Texas District Court dismissed this matter for lack of prosecution thereby affirming the PUCT decision as requested by First Choice and TNMP.

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

PNM

2007 Electric Rate Case

On February 21, 2007, PNM filed a general electric rate case (“2007 Electric Rate Case”) requesting the NMPRC approve an increase in service fees to all of PNM’s retail customers except those formerly served by TNMP.  The request was designed to provide PNM’s electric utility an opportunity to earn a 10.75 percent return on equity.  The application also requested authorization to implement a FPPAC through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, will be passed through to customers on a monthly basis.  On April 24, 2008, the NMPRC issued a final order that resulted in a revenue increase of $34.4 million.  The rate increase provides for a 10.1 percent return on equity. New rates reflecting the $34.4 million increase were effective for bills rendered on and after May 1, 2008.  In its final order, the NMPRC disallowed recovery of costs associated with the RECs used to meet the New Mexico Renewable Energy Portfolio Standards that were being deferred as regulatory assets. The NMPRC also ruled that recovery of surface coal mine decommissioning costs be capped at $100 million.  The order resulted in PNM being unable to assert it is probable, as defined under GAAP, that the costs previously deferred on PNM’s balance sheet will be recoverable through future rates charged to its customers.  Accordingly, as of March 31, 2008, PNM recorded regulatory disallowances for pre-tax write offs of $19.6 million for coal mining decommissioning costs and $10.6 million for deferred REC costs.  PNM appealed the NMPRC’s treatment of coal mine decommissioning and the RECs to the New Mexico Supreme Court.  Under the terms of the stipulation in the 2008 Electric Rate Case described below, PNM dismissed its appeal of the treatment of the REC costs shortly after that stipulation was approved.  If the appeal of the coal mine decommissioning costs is successful, those costs will be restored to PNM’s balance sheet. The New Mexico

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supreme Court affirmed the NMPRC order on September 1, 2009.  PNM has filed a motion for rehearing. PNM is unable to predict the outcome of this matter.

Emergency FPPAC

On March 20, 2008, PNM and the IBEW filed a joint motion in the 2007 Electric Rate Case requesting NMPRC authorization to implement an Emergency FPPAC on an interim basis. On May 22, 2008, the NMPRC issued a final order that approved the Emergency FPPAC with certain modifications.  The Emergency FPPAC permits PNM to recover its actual fuel and purchased power costs up to $0.024972 per kWh, which is an increase of $0.008979 per kWh above the fuel costs included in base rates.  PNM implemented the Emergency FPPAC from June 2, 2008 through the effective date of the 2008 Electric Rate Case described below.  The actual fuel and purchased power costs did not exceed the annual cap during the period the Emergency FPPAC was in effect.  The Emergency FPPAC provided that if PNM’s base load generating units subject to NMPRC jurisdiction did not operate at or above a specified capacity factor and PNM was required to obtain replacement power to serve jurisdictional customers, PNM would be required to make a filing with the NMPRC seeking approval of the replacement power costs.  In its required filing, PNM has stated that the costs of the replacement power amounting to $8.0 million were prudently incurred and made a motion that they be approved.  The NMPRC staff filed opposition to PNM’s motion and recommended that PNM be required to refund the amount collected.  To date, the NMPRC has not addressed the motion.  Although PNM intends to continue to vigorously assert its right to recover the replacement power costs and does not consider that staff’s objections have merit, it is unable to predict the outcome of this matter.

The Albuquerque Bernalillo County Water Utility Authority and the New Mexico Industrial Energy Consumers Inc. filed notices of appeal to the New Mexico Supreme Court, which seek to have vacated the NMPRC order approving the Emergency FPPAC. The appeals have been consolidated and PNM has been granted party status.  Oral argument before the New Mexico Supreme Court was held October 13, 2009.  PNM is unable to predict the outcome of these appeals.

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

In June 2007, a wholly-owned subsidiary of PNMR purchased 100% of a trust, which owns a 2.26% undivided interest, representing 29.8 MW, in PVNGS Unit 2 and a 0.76% undivided interest in certain PVNGS common facilities, as well as a lease under which such facilities are leased to PNM.  The Resource Stipulation allows the Unit 2 interest to be transferred to PNM and the acquisition costs to be recovered beginning with the 2008 Electric Rate Case.  On July 24, 2009, PNM purchased the trust from the other PNMR subsidiary for $39.1 million in cash.  The purchase price was equal to the book value of the underlying assets less deferred taxes and miscellaneous accruals. The other PNMR subsidiary paid a dividend of that same amount to PNMR.  PNMR then made an equity contribution of that amount to PNM.  The trust has $32.0 million of debt owing to the PVNGS Capital Trust, which is consolidated by PNM.  The transfer has no impact on the financial statements of PNMR. The impacts on the financial statements of PNM were to increase net plant in service by $73.7 million, increase common stock by $39.1 million, reduce investment in the PVNGS lessor notes by $32.0 million, reflecting the elimination of the debt owed by the trust to the PVNGS Capital Trust, and increase deferred income taxes and other accruals by $2.6 million.

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

On July 1, 2009, PNM filed its annual Renewable Energy Portfolio Procurement Plan for 2010 with the NMPRC.  Under the plan, which requires NMPRC approval, PNM would rely on a mixture of solar, wind, biogas and the purchase of RECs to meet its renewable energy requirements for 2010, which is set at 6% of retail energy sales by NMPRC rule, provided that renewable resource costs are below the RCT, which is 1.8% of overall average retail rates for 2010 and 2% for 2011.  The plan describes that PNM will meet its renewable energy requirements in 2010, but will require additional resources in 2011.  However, to be compliant with the RCT, the plan explained that PNM will not be able to fully meet the resource diversity requirements of the NMPRC’s rules, particularly the solar resource diversity requirements, and the plan proposed caps to certain previously approved net-metered,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

photovoltaic distributed generation programs.  The plan also committed PNM to file for additional projects later this year.

In September 2009, PNM entered into settlement discussions with various parties to address issues related to the distributed generation programs, the RCT, and PNM’s prospective additional projects.  In recognition of these settlement negotiations, the NMPRC issued an order on September 22, 2009 that rejected PNM’s July 1st plan, with the exception of two projects concerning the acquisition of RECs from a wind resource and from future dairy-farm based biogas resources, and ordered that PNM file a modified plan by the earlier of three weeks after notifying the NMPRC that the negotiations had terminated, whether successfully or unsuccessfully, or by January 4, 2010.  A public hearing on the acquisition of RECs from the wind resource and biogas projects was held in October and an order by the NMPRC on these projects is anticipated by December 31, 2009.  PNM cannot predict the outcome of the on-going settlement discussions or the NMPRC’s future actions on any modified plan.

NMPRC Inquiry on Fuel and Purchased Power Adjustment Clauses

In October 2007, the NMPRC voted to open a notice of inquiry that could lead to establishing simple and consistent rules for the implementation of FPPACs for all investor-owned utilities and electric cooperatives in New Mexico.  The investor-owned utilities and electric cooperatives were asked to respond to a series of questions.  The NMPRC staff was directed to make a filing dealing with the need for consistency of FPPACs, streamlining FPPACs, and whether a single methodology would be beneficial and should be applied to all of the utilities.  Workshops to discuss the comments filed by PNM and others and proposed changes have been held. The workshop process has concluded and the Hearing Examiner will draft and provide a proposed revised rule to the NMPRC for its consideration.

NMPRC Rulemaking on Disincentives to Energy Efficiency Programs

In January 2008, the NMPRC issued a NOI to identify disincentives in utility expenditures on energy efficiency and measures to address those disincentives, including specific rate making alternatives and appointed a Hearing Examiner to conduct workshops to develop proposals for possible rule changes.  Based on the workshops  amendments were proposed to the NMPRC energy efficiency rule that would allow utilities to collect $0.01 per KWh for energy savings and $10 per kilowatt for demand savings related to energy efficiency programs and an alternative proposal that would add a decoupling mechanism to the rule.  PNM filed comments and testimony addressing the proposed rule and response comments and rebuttal testimony have been filed.  A public hearing was held on June 26, 2009 and a decision is pending.  PNM is unable to predict the outcome of this proceeding.

PNM Electric Energy Efficiency and Load Management Programs

The NMPRC requires public utilities to obtain approval to implement energy efficiency and load management programs. Costs to implement approved programs are recovered through a rate rider. On September 15, 2008, PNM filed a plan, which included new programs, modifications to existing programs and a request to recover program costs.  After proceedings before the NMPRC, a final order approving the programs was issued on May 19, 2009.  The costs of the programs will be recovered through a rate rider amounting to 1.881% of customers’ bills, before taxes and franchise fees based on program costs of $14.1 million beginning in August 2009. The new programs are being implemented.

On July 7, 2009, the NMPRC ordered an investigation into whether it is prudent for PNM to continue certain load management programs initiated in 2008, considering its recent addition of supply-side resources.  PNM offers these programs through contracts with third-party vendors that contain substantial fees for early termination.  PNM filed testimony addressing the prudence of continuing these programs and a public hearing is scheduled for January 12, 2010.  The projected budget for these programs in 2010 is $5.7 million.  PNM is unable to predict the outcome of this proceeding.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investigation on Establishing a Policy Linking Utility Earnings to Quality of Customer Service

On May 28, 2009, the NMPRC ordered an investigation to consider the development of a service quality incentive mechanism for utilities in New Mexico, including PNM. The parties are to look at quality of service mechanisms established in other NMPRC orders, as well as the mechanisms that have been implemented in other states. The parties are free to propose alternative types of mechanisms that are more appropriately suited to the utilities. PNM is an active participant in the case. The Hearing Examiner has conducted a series of workshops and a final report to the NMPRC is planned to be completed in December 2009. PNM is unable to predict the outcome of this proceeding.

Rates for Former TNMP Customers in New Mexico

PNM serves the former New Mexico customers of TNMP (“TNMP-NM”) under rates approved by the NMPRC in its order approving PNMR’s acquisition of TNMP.  Under that order, rates charged to customers were set through December 31, 2010.  In January 2009, the NMPRC directed PNM to estimate the revenue requirement increase that would be reflected in a TNMP-NM rate application for rates effective January 2011.  PNM estimated that the rate increase could be between 40% and 56% depending on fuel costs. In April 2009, the NMPRC directed PNM, the NMPRC staff, and other parties to attempt to reach consensus on ways to mitigate the impact of this potential rate increase and appointed a mediator.  Discussions are ongoing.  No date has been set for completion of this process.  PNM cannot predict the outcome of this matter.

Third-Party Arrangements for Renewable Distributed Generation

On June 16, 2009, the NMPRC initiated a proceeding and requested legal briefs on the topic of whether third-party arrangements for renewable generation are permissible under New Mexico law.  Initial briefs and response briefs have been filed by utilities, the NMPRC staff and intervenors.  In its initial brief, PNM stated that third-party arrangements that involve the sale of electricity to retail customers in the service territory of existing utilities were not legally permissible.  Other utilities’ and the NMPRC staff’s briefs reached similar conclusions.  Certain intervenors argued in their briefs that such arrangements were generally permissible.  The Hearing Examiner issued a recommended decision on October 23, 2009 analyzing a number of different scenarios.  Among her findings, the Hearing Examiner recommends that the NMPRC rule that developers who sell electricity to a single host or to multiple hosts from different systems without transporting electricity from one location to another, are not public utilities under New Mexico law.  PNM believes there are flaws in the legal analysis utilized by the Hearing Examiner to reach these conclusions.  The Hearing Examiner also recommends that the NMPRC rule that transportation of electricity by a developer from one location to another is unlawful under New Mexico law.  PNM agrees with her analysis on these scenarios.  PNM will file exceptions to those portions of the recommended decision with which it disagrees and will support those portions with which it agrees.  Currently, exceptions to the recommended decision are due November 5, 2009 and replies to exceptions are due November 13, 2009.  The NMPRC is not bound by a recommended decision.  PNM cannot predict the outcome of this proceeding.

Application to Hedge Fuel and Purchased Power Costs

In August 2009, PNM filed an application for approval of a plan to manage fuel and purchased power costs by entering into certain forward market transactions relating to the procurement of fuel and purchased power and the sale of excess electrical energy in the wholesale market.  PNM’s application seeks NMPRC authorization to conduct these activities, which involve hedging practices, and to pass through the costs and benefits of the transactions to jurisdictional customers using PNM’s FPPAC.  A hearing is scheduled for February 23, 2010.  PNM cannot predict the outcome of this proceeding.

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

Interest Rate for Calculating Carrying Charges on TNMP’s Stranded Cost

The PUCT approved an amendment to the true-up rule in 2006, which results in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a CTC. The PUCT concluded that the correct rate at which a utility should accrue carrying costs through a CTC is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility’s most recently authorized capital structure.  The revised rate affects TNMP by lowering the previously approved carrying cost rate of 10.93%.  After regulatory proceedings, the PUCT issued an order approving the 8.31% rate proposed by TNMP and the PUCT staff. Various municipal intervenors (“Cities”) appealed the PUCT’s order to the District Court in Austin, Texas, with TNMP as an intervenor.  The District Court affirmed the PUCT’s decision and the Cities filed an appeal in the Texas 3rd Court of Appeals.  On May 1, 2009, the Court of Appeals affirmed the decisions of the lower court as requested by TNMP. No party appealed the matter to the Texas Supreme Court and it is now concluded.

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

60-Day Rate Review

In 2005, TNMP made a required 60-day rate review filing.  TNMP’s case establishes a CTC for recovery of the true-up balance.  As noted above, TNMP’s 60-day rate review, along with First Choice’s price-to-beat rate reset filing, were consolidated.  In 2006, the PUCT issued a signed order which would allow TNMP to begin collecting its true-up balance, which includes carrying charges, over a 14-year period.  The order also allows TNMP to collect expenses associated with several cases over a three-year period.  TNMP began collecting its CTC and its rate case expenses on December 1, 2006.  In January 2007, this proceeding was appealed by various Texas cities to the District Court, in Austin, Texas.  TNMP and First Choice have intervened.  On August 31, 2009, the Texas District Court dismissed this matter for lack of prosecution thereby affirming the PUCT decision as requested by First Choice and TNMP.

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

In December 2008, the parties in the TNMP rate case requested that the case be abated and the ALJ granted the request.  The abatement suspended procedural deadlines until after the submittal of supplemental testimony by TNMP relating to costs incurred during Hurricane Ike and anticipated increased financing costs.  In March 2009, TNMP filed its supplemental testimony, requesting an additional revenue increase of $15.7 million annually. In June  2009, TNMP and the other parties in the rate case announced that a unanimous settlement had been reached. The settlement resolves all issues in the rate case and permits TNMP to increase revenues by $12.7 million annually.  This increase reflects interest and other costs associated with its March 2009 debt refinancing and the settlement adjusts the interest rate TNMP is allowed to collect on its CTC to reflect those costs.  The rate increase includes recovery of $17.6 million of Hurricane Ike restoration costs plus carrying costs over five years although $0.7 million of the costs incurred by TNMP were not included and were written off in the three months ended June 30, 2009.  The settlement authorizes a catastrophe reserve of $1.0 million funded over an eight year period. The settlement was approved by the PUCT in August 2009 and rates went into effect for bills rendered on or after September 1, 2009. No party appealed the decision and the matter is concluded.

TNMP now has the ability to update its transmission rates annually to reflect changes in its invested capital.  Updated rates would reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities.

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

In June 2009, Optim Energy notified the lender under the above bank financing agreement, Cascade and ECJV of a default or potential default under the credit agreement and certain other agreements entered into between Optim Energy and various of the above parties.  The default or potential default arose from the construction of the substation at the Cedar Bayou facility, which was built or partially built on land not under lease to the facility.   Waivers were obtained from the lender, Cascade and ECJV. The waivers required Optim Energy to obtain a release

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and lease amendment. The release and lease amendment have been obtained and the potential default has been cured.

Summarized financial information for Optim Energy is as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(In thousands)

Operating revenues	$100,855	$212,372	$237,735	$430,445
Cost of sales	57,098	156,091	147,125	352,721
Gross margin	43,757	56,281	90,610	77,724
Non-fuel operations and maintenance expenses	3,616	7,614	13,435	17,217
Administrative and general expenses	7,690	6,075	27,483	19,876
Impairment of intangible assets	-	-	-	21,795
Write off of emission allowances	-	31,739	-	31,739
Depreciation and amortization expense	10,027	7,659	25,949	22,886
Taxes other than income tax	2,470	1,772	9,043	9,041
Operating income (loss)	19,954	1,422	14,700	(44,830)
Other income and (deductions)	(23)	(4)	78	702
Net interest charges	(4,100)	(3,662)	(9,574)	(15,019)
Earnings (loss) before income taxes	15,831	(2,244)	5,204	(59,147)
Income taxes (benefit)(1)	255	64	368	(229)
Net earnings (loss)	$15,576	$(2,308)	$4,836	$(58,918)

50 percent of net earnings (loss)	$7,788	$(1,154)	$2,418	$(29,459)
Plus amortization of basis difference in Optim Energy	(886)	(331)	(1,474)	368
PNMR equity in net earnings (loss) of Optim Energy	$6,902	$(1,485)	$944	$(29,091)

(1) Represents the Texas Margin Tax, which is considered an income tax.

Financial Position

	September 30,	December 31,
	2009	2008
	(In thousands)

Current assets	$147,361	$151,677
Net property plant and equipment	952,570	946,420
Deferred assets	198,976	224,776
Total assets	1,298,907	1,322,873

Current liabilities	67,326	104,826
Long-term debt	760,000	730,778
Other long-term liabilities	6,953	7,763
Total liabilities	834,279	843,367

Owners’ equity	$464,628	$479,506

50 percent of owners’ equity	$232,314	$239,753
Unamortized PNMR basis difference in Optim Energy	223	197
PNMR equity investment in Optim Energy	$232,537	$239,950

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Optim Energy has a hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales under GAAP are derivative instruments that are required to be marked-to-market.  Extreme ERCOT market volatility in 2008, which did not recur in 2009, resulted in significant changes in the fair value of economic hedges including an increase in net earnings of $28.3 million in the three months ended September 30, 2008 and a reduction of net earnings of $10.7 million in the nine months ended September 30, 2008. Due to the extreme ERCOT market volatility experienced in the first quarter of 2008, Optim Energy made the decision to exit its speculative trading business and close out its speculative trading positions.  Optim Energy incurred settled and forward speculative losses of $2.4 million in the first quarter of 2008.  The market volatility contributed to Optim Energy recording forward mark-to-market losses of $47.1 million on its economic hedges in the first quarter of 2008.  Optim Energy recorded mark-to-market losses of $1.1 million and $7.1 million on economic hedges during the three months and nine months ended September 30, 2009.

The contribution of Altura created a basis difference between PNMR’s recorded investment in Optim Energy and 50 percent of Optim Energy’s equity.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  For the three months and nine months ended September 30, 2009 and 2008, the basis difference adjustment detailed above relates mainly to contract amortization with insignificant offsets related to the other minor basis difference components.

On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  LCC is Optim Energy’s counterparty in several agreements for power and steam sales.  In addition, LCC leases Optim Energy the land for the Altura Cogen facility and provides other services, including water, to that facility.  The pre-petition amount due from LCC as of September 30, 2009 is immaterial to Optim Energy’s results and has been fully reserved.  LCC has continued to perform under the above described contracts since its bankruptcy filing.

The assets of Altura transferred to Optim Energy included the development rights for a possible expansion of the Twin Oaks plant, which was classified as an intangible asset.  In the three months ended June 30, 2008, Optim Energy made a strategic decision not to pursue the Twin Oaks expansion and wrote off the development rights as an impairment of intangible assets amounting to $21.8 million.

Optim Energy has inventory of emissions allowances from the purchase of the Altura Cogen plant and contribution of the Twin Oaks plant.  In July 2008, a ruling by the U.S. Court of Appeals for the District of Columbia Circuit Court invalidated CAIR.  This ruling appeared to remove the need for emissions allowance credits under the CAIR program.  However in December 2008, CAIR was temporarily reinstated by the courts.  CAIR will remain in effect while the EPA conducts a rulemaking to modify CAIR to comply with the Court’s opinion.  This rulemaking is in process and is not expected to be completed until early 2011.  During the three months ended September 30, 2008, Optim Energy recorded a pre-tax write off of $31.7 million for all inventory held under the CAIR program.   As of September 30, 2009 and December 31, 2008, Optim Energy had $112.3 and $115.9 million remaining in inventory for emission allowances not granted under the CAIR program.

(12)	Related Party Transactions

PNMR, PNM, TNMP, and Optim Energy are considered related parties as defined in GAAP.  PNMR Services Company provides corporate services to PNMR, its subsidiaries, and Optim Energy.  Additional information concerning the Company’s related party transactions is contained in Note 20 of the Notes to Consolidated Financial Statements in the 2008 Annual Reports.

See Note 10 regarding PNM’s purchase of a portion of PVNGS Unit 2 from PNMR and Note 11 for information concerning Optim Energy.  The table below summarizes the nature and amount of other related party transactions of PNMR, PNM and TNMP:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(In thousands)

Electricity, transmission and related services billings:
TNMP to PNMR	$12,311	$15,232	$31,792	$44,550

Services billings:
PNMR to PNM*	22,896	22,138	56,769	67,004
PNMR to TNMP	6,012	4,887	16,314	14,484
PNM to TNMP	271	44	537	103
TNMP to PNMR	159	248	503	745
PNMR to Optim Energy	2,128	2,079	5,058	7,043
Optim Energy to PNMR	57	41	273	147

Income tax sharing payments:
PNM to (from) PNMR	44,994	-	90,733	(1,855)
TNMP to (from) PNMR	751	-	3,779	(858)

Interest payments:
TNMP to PNMR	153	13	754	130

* PNM shared services include billings to PNM Gas of zero and $5.7 million for the three months ended September 30, 2009 and 2008, and $0.9 and $17.3 for the nine months ended September 30, 2009 and 2008.

(13)	New Accounting Pronouncements

Note 21 of Notes to Consolidated Financial Statements in the 2008 Annual Reports contains information regarding recently issued accounting pronouncements that could have a material impact on the Company.

In June 2009, the FASB amended GAAP to require entities to perform an analysis of the Company’s variable interest entities to determine whether a controlling interest exists and therefore require consolidation.  This amendment provides additional guidance and ongoing reassessments of the status of variable interest entities and is effective for interim and annual reporting periods beginning after November 15, 2009.  The Company is assessing the impact of this amendment, but does not believe it will have a material impact on the Company’s financial statements.

Effective September 15, 2009, the FASB Accounting Standards Codification combines all of the FASB’s, and its predecessors', technical accounting pronouncements into a single source of authoritative GAAP.  As a result, references are no longer made to prior technical accounting pronouncements.

(14)	Discontinued Operations

As discussed in Note 2, PNM sold its gas operations, which comprised the PNM Gas segment.  Under GAAP, the assets and liabilities of PNM Gas were considered to be held-for-sale at December 31, 2008 and presented as discontinued operations on the accompanying balance sheets.  The PNM Gas results of operations are excluded from continuing operations and presented as discontinued operations on the statements of earnings.  In accordance with GAAP, no depreciation is recorded on assets held for sale in 2008 or 2009.  Summarized financial information for PNM Gas is as follows:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(In thousands)
Operating revenues	$-	$63,301	$65,695	$379,325
Cost of energy	-	37,498	44,698	263,244
Gross margin	-	25,803	20,997	116,081
Operating expenses	356	22,852	10,365	67,286
Depreciation and amortization	-	-	-	-
Operating income	(356)	2,951	10,632	48,795
Other income (deductions)	-	614	292	2,057
Net interest charges	-	(3,383)	(962)	(9,931)
Gain on disposal	(1,791)	-	108,936	-
Segment earnings (loss) before income taxes	(2,147)	182	118,898	40,921
Income taxes (benefit)	(785)	820	41,196	16,299
Segment earnings (loss)	$(1,362)	$(638)	$77,702	$24,622

In connection with the sale of the gas operations, PNM retained obligations for certain liabilities related to the period preceding the sale. At the date of the sale, PNM recorded liabilities for these items that were probable of being incurred and for which amounts were reasonably estimable.  In the three months and nine months ended September 30, 2009, PNM expensed $0.4 million and $4.5 million associated with the settlement of certain of these retained liabilities.

(15)	Business Improvement Plan

As discussed in Note 24 of the Notes to Consolidated Financial Statements in the 2008 Annual Reports, the Company undertook a business improvement process that included a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  During 2007 and 2008, the Company implemented a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities.   The multi-phase process included a business improvement plan to streamline internal processes and reduce the Company’s work force.  The utility-related process enhancements are designed to improve and centralize business functions.  Activities contemplated under the business improvement plan have been completed and no significant costs were incurred during the three months and nine months ended September 30, 2009.

The Company has existing plans providing severance benefits to employees who are involuntarily terminated due to elimination of their positions.  Under GAAP, the severance benefits payable under the Company’s existing plans should be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  During the three months and nine months ended September 30, 2008, the Company recorded pre-tax severance benefits payable of $1.3 million and $1.8 million and other costs, primarily consulting fees, related to the business improvement plan of $2.5 million and $5.7 million.  Substantially all of these costs were recorded by PNMR.

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

On April 18, 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Belen, New Mexico.  Valencia became operational on May 30, 2008.  A third-party built, owns and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. The term of the PPA is for 20 years beginning June 1, 2008, with the full output of the plant estimated to be 148 MW.  During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. PNM estimates that the plant will typically operate during peak periods of energy demand in summer (less than 18% of the time on an annual basis).  PNM is obligated to pay fixed charges and variable charges under this PPA.  For the three months and nine months ended September 30, 2009, PNM paid $4.1 million and $12.1 million for fixed charges and $0.4 million and $0.5 million for variable charges.  For the three months ended September 30, 2008 and the period from May 30, 2008 through September 30, 2008, PNM paid $4.0 million and $5.4 million for fixed charges and $0.3 million and $0.8 million for variable charges.  PNM does not have any other financial obligations related to Valencia and creditors of Valencia do not have any recourse against PNM’s assets.

PNM has evaluated the accounting treatment of this arrangement and concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP since PNM will absorb the majority of the variability in the cash flows of the plant.  As the primary beneficiary, PNM has consolidated the entity in its financial statements beginning on the commercial operations date.  Accordingly, the assets, liabilities, operating expenses, and cash flows of Valencia are included in the consolidated financial statements of PNM although PNM has no legal ownership interest or voting control of the variable interest entity.  The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.  PNM did not consolidate the variable interest entity prior to May 30, 2008 since PNM had no financial risk.

The Company adopted an amendment to GAAP beginning January 1, 2009 that changes the way companies measure and present an acquisition of a non-controlling (minority) interest and changes in a controlling interest.  On the balance sheet, this results in non-controlling interests being reflected in stockholders’ equity rather than as a liability.  On the income statement, earnings attributable to non-controlling interests are removed from net earnings to arrive at earnings attributable to the controlling interest.  PNM and PNMR have reclassified prior periods to be consistent with this presentation.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended		Nine Months Ended	May 30, 2008 to
	September 30,		September 30,	September 30,
	2009	2008	2009	2008
	(In thousands)

Operating revenues	$4,034	$4,641	$12,586	$6,058
Operating expenses	(1,498)	(1,190)	(4,696)	(1,381)
Interest expense	-	-	-	(225)
Earnings attributable to non- controlling interest	$2,536	$3,451	$7,890	$4,452

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Position

	September 30,	December 31,
	2009	2008
	(In thousands)

Current assets	$4,999	$9,925
Net property, plant and equipment	87,056	89,011
Total assets	92,055	98,936
Current liabilities	1,831	430
Owners’ equity – non-controlling interest	$90,224	$98,506

Changes in Owners Equity – Non-controlling Interest

Nine Months Ended
September 30, 2009
(In thousands)

Balance at beginning of period	$98,506
Earnings attributable to non-controlling interest	7,890
Net equity transactions with Valencia’s owner	(16,172)
Balance at end of period	$90,224

(17)	Goodwill and Other Intangible Assets

As required by GAAP, the Company evaluates its goodwill and non-amortizing intangible assets for impairment annually at the reporting unit level or more frequently if circumstances indicate that the goodwill or intangible assets may be impaired.  The goodwill and other intangible assets were recorded upon PNMR’s acquisition of TNP and were pushed down to the businesses acquired.  In connection with the transfer of TNMP’s New Mexico operations to PNM in 2007, $102.8 million of goodwill was transferred to PNM.

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

As a result of its annual testing in 2008, goodwill impairments of $43.2 million at First Choice, $51.1 million at PNM, and $34.5 million at TNMP were recorded during the three months ended June 30, 2008.  In addition, First Choice recorded a $7.4 million impairment of its trade name.  During the remainder of 2008, First Choice recorded additional impairments of goodwill of $45.5 million, trade name of $35.2 million, and customer list of $4.8 million, including impairments of goodwill of $6.3 million and trade name of $1.6 million in the three months ended September 30, 2008.  The impairments resulted from many economic factors, including the decline of the market capitalization of PNMR’s common stock, which was significantly below book value, and the significant challenges First Choice faced in the ERCOT market during 2008, including the impacts of Hurricane Ike and depressed economic conditions.  In addition, the general economic downturn significantly impacted the weighted average cost of capital applied in determining the fair values of PNMR’s reporting units.  See Note 25 of Notes to Consolidated Financial Statements in the 2008 Annual Reports.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 2009 annual evaluation did not indicate impairments at any of PNMR’s reporting units.  While the market capitalization of PNMR’s common stock was still significantly below book value at April 1, 2009, PNMR’s stock price has increased since that date.  In addition, improved regulatory treatment has been experienced by PNM in New Mexico and by TNMP in Texas.  Furthermore, the First Choice business has stabilized in 2009, primarily due to more predictable power and fuel price patterns in the ERCOT market.  These factors have resulted in more predictable earnings and increased fair values of the reporting units. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP.  The MD&A for PNM and TNMP is presented as permitted by Form 10-Q General Instruction H (2).  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, unless otherwise specified.  Certain tables below may not appear visually accurate due to rounding.

MD&A FOR PNMR

BUSINESS AND STRATEGY

Overview

The overall strategy of PNMR is to “Build America’s Best Merchant Utility” through concentrated effort on its core regulated and unregulated electric businesses.  PNM sold its gas operations on January 30, 2009 and is now positioned to focus on its electric businesses.

Critical to PNMR’s success for the foreseeable future is the financial health of PNM, PNMR’s largest subsidiary, which is highly dependent on continued favorable regulatory treatment.  As discussed in Note 10, on September 22, 2008, PNM filed its 2008 Electric Rate Case requesting the NMPRC to approve an increase in electric service rates to all PNM retail customers except those formerly served by TNMP. The proposed rates were designed to increase annual operating revenue by $123.3 million. PNM also proposed a more customary FPPAC.  In June 2009, the NMPRC approved a stipulation resolving all issues in the rate case, including the inclusion of additional sources of power in determining rates.  The approved stipulation allows for an increase in annual non-fuel revenues of $77.1 million, 65% of which was implemented for bills rendered beginning July 1, 2009 and the remainder of which will be implemented April 1, 2010.  As an offset to the non-fuel revenue increase, PNM implemented a credit to customers totaling $26.3 million, representing the amount of revenues from past sales of SO2 allowances.  This amount is being credited to customers over 21 months beginning July 1, 2009.  During the three months ended June 30, 2009, PNM recorded an expense for the regulatory disallowance and recorded a regulatory liability for the amount to be credited to customers. The stipulation also provided for a more customary FPPAC that went into effect with the new rates.  The new FPPAC has an annual rather than a monthly adjustment mechanism, but is based on forecasted fuel and purchased power costs.  The stipulation provides that 100% of off-systems sales margins be credited against fuel and purchased power costs in the FPPAC.

PNM anticipates a trend toward increasing costs of providing electric service and a period of plant expansion, primarily from renewable energy sources under the renewable energy portfolio requirements established pursuant to New Mexico’s Renewable Energy Act and related regulations of the NMPRC.  PNM also anticipates increases in costs related to renewals of right of way on Native American lands, pension and benefits, and depreciation at SJGS.  PNM will seek to recover these increased costs of providing service to regulated customers through future rate filings, which may occur more frequently than in the past.  The impact that rate increases may have on customers’ usage and their ability to pay is unknown.

On April 6, 2009, the Governor of New Mexico signed Senate Bill 477 (“SB 477”) into law, which became effective June 19, 2009.  SB 477 is designed to promote more timely recovery of reasonable costs of providing utility service in two ways.  First, SB 477 requires the NMPRC, when setting rates, to use the test period that best reflects the conditions the utility will experience when new rates are anticipated to go into effect.  The NMPRC is required to give due consideration that a future test period may be the one that best meets this requirement.  A future test period is defined as a twelve month period beginning no later than the date a proposed rate change is expected  to take effect.  Traditionally, the NMPRC has used a historical test period, adjusted for known and measurable changes occurring within five to six months after the end of the test period, which reflects costs that could be up to two years old at the time new rates become effective.  It is possible, however, that NMPRC staff or intervenors would argue that continued use of a historical test period, adjusted for known and measurable changes, best meets the requirement.  Second, SB 477 requires the NMPRC to include construction work in progress in rate base, without an offset for allowance for funds used during construction, for environmental improvement projects and generation and transmission projects for which a certificate of public convenience and necessity has been issued.   This provision will allow utilities to collect costs as projects are being built rather than waiting until they are finished to include them in rate base, so long as the projects will be in service no later than two years after the filing date of the rate case.

PNM anticipates filing a rate case with the NMPRC in the second quarter of 2010 using a future test period as allowed by SB 477.  The magnitude of amounts to be requested is unknown, as is the amount that the NMPRC will allow.

The use of a future test year should help to mitigate the adverse effects of regulatory lag, which is inherent when using a historical test year, by focusing on what costs are likely to be when new rates go into effect rather than what they were in the past.  The mitigation of the adverse effects of regulatory lag should result in PNM’s earnings more closely approximating the rate of return allowed by the NMPRC.  PNMR believes that achieving earnings that approximate its allowed rate of return is an important factor in attracting equity investors, as well as being an important metric utilized by credit rating agencies and financial analysts.  PNM’s debt securities are currently rated below investment grade by S&P, although Moody’s still rates PNM’s debt at the lowest level of investment grade.  PNM will need to access the capital markets in order to finance the anticipated construction expenditures discussed in Capital Requirements under Liquidity and Capital Resources below.  To the extent such financing includes the issuance of debt securities that are rated below investment grade, the debt would carry a higher interest rate than if the securities were investment grade.  Those higher interest costs would then be included in requests for rate relief, placing additional upward pressure on rates charged to customers.

As with any forward looking financial information, utilizing a future test year in a rate filing presents challenges that are inherent in the forecasting process.  PNM will need to forecast both operating and capital expenditures that will necessitate reliance on many assumptions concerning future conditions.  Among others, these would include assumptions about future economic conditions in PNM’s service territory, levels of employment, load growth and conservation, weather, usage patterns of customers, availability and technology regarding renewable energy sources, interest rates, access to capital markets, inflation, and impacts of regulatory actions.  In the rate making process PNM’s assumptions will be subject to challenge by regulators and intervenors who may assert different interpretations or assumptions.

PNM has completed the separation of its merchant operations from its regulated operations to comply with a 2003 NMPRC order.  The separation of merchant operations was accomplished in several steps.  Afton was transferred from merchant plant status and was included in retail rates in PNM’s 2007 Electric Rate Case.  In June 2008, PNM completed the sale of certain merchant wholesale power, natural gas and transmission contracts.  In addition, Luna and Lordsburg were required to be separated by January 1, 2010 under the NMPRC order.  In June 2009, the NMPRC approved PNM’s request in its 2008 Electric Rate Case that Luna and Lordsburg be included in retail rates and no longer be considered merchant plant.  See Note 10. This approval completed the separation required by the NMPRC.  The NMPRC did not require that PNM’s interest in PVNGS Unit 3 be separated from PNM.  PNM has entered into contracts for the sale of capacity and energy from its entire ownership interest in PVNGS Unit 3 through December 31, 2010.

PNM also serves customers in New Mexico formerly served by TNMP.  When PNMR acquired TNMP, PNM was required to maintain the former TNMP customers under rates separate from the rest of PNM.  Pursuant to a stipulation approved by the NMPRC, PNM was prohibited from consolidating the cost of service for the two areas until January 1, 2015, unless the consolidation would not result in shifting more than $1.5 million in revenue requirements from the former TNMP customers to other PNM customers.  In addition, the stipulation provided that PNM would not seek rate changes for the TNMP customers that would go into effect before January 1, 2011.  Earlier this year the NMPRC requested the parties to the stipulation meet to discuss ways and means of mitigating possible large rate increases to the former TNMP customers that may occur when the rate moratorium expires.  The parties have been meeting periodically under the direction of a NMPRC Hearing Examiner, who was appointed by the NMPRC to serve as mediator for the discussions.   See Note 10.

TNMP’s financial health is also highly dependent on continued favorable regulatory treatment.  On August 29, 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues.  Subsequently, TNMP supplemented its filing to request an additional revenue increase of $15.7 million to recover costs caused by Hurricane Ike and costs related to the financing completed in March 2009. In June 2009, TNMP and the other parties in the rate case reached a unanimous settlement resolving all issues in the rate case and permitting TNMP to increase its rates by $12.7 million annually.  This increase reflects interest and other costs associated with debt refinancing in March 2009 and the settlement adjusts the interest rate TNMP is allowed to collect on its CTC to reflect those costs.  The rate increase includes recovery of Hurricane Ike restoration costs plus carrying costs over five years.  The settlement was approved by the PUCT in August 2009.  TNMP now has the ability to update its transmission rates annually to reflect changes in its invested capital.  Updated rates will reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities.

Although New Mexico and Texas do not seem to be impacted as greatly as some other areas of the United States, with unemployment rates that are somewhat lower than the rest of the nation, the territories served by the Company’s electric businesses have been impacted by the recent recession and general economic downturn.  As a result, the weather-adjusted volume of electric sales has decreased in 2009 compared to 2008. The Company believes that load growth will be flat for the immediate future.

The focus on the electric businesses also includes environmental sustainability efforts.  These efforts include environmental upgrades, improving energy efficiency, expanding the renewable energy portfolio of generation resources, and proactively addressing climate change. In early 2009, PNM completed environmental upgrades to each of the four units at SJGS.  PNM’s share of the costs of these upgrades, which reduced the levels of NOX, SO2, and mercury emissions, amounted to $161 million.  As described in Note 10, PNM is subject to the renewable portfolio standard established by New Mexico’s Renewable Energy Act and related regulations issued by the NMPRC, which requires utilities to achieve certain levels of energy sales from renewable sources within its generation mix, including wind, solar, distributed generation, and other sources.  PNM is actively engaged in activities to meet the NMPRC standard.  PNM has also established various programs to promote energy efficiency, subject to the approval of the NMPRC.  The Company monitors initiatives regarding legislation or regulation regarding climate change, including GHG, and participates in organizations and forums concerning climate change. The Company has expressed support for the Waxman-Markey bill and is generally supportive of an economy-wide system of limitations on GHG that would include a cap and trade provision and a system of allowances and offsets designed to mitigate rate increases to utility customers.  The Company is exploring various methods to mitigate its GHG in anticipation of climate change legislation or regulation, including increasing energy efficiency programs and increased reliance on renewable energy resources.  See Climate Change Issues under Other Issues Facing the Company below for additional discussion of climate change matters.  All of these efforts involve costs that the Company believes should be recoverable through rates charged to customers to the extent the costs are attributable to regulated operations.  However, recovery of these costs is subject to the approval of regulators and will cause upward pressure on rates.

As a REP, First Choice operates in the highly competitive Texas retail market, which experienced extreme price volatility and transmission congestion in 2008.  ERCOT controls the transmission of power in the areas that First Choice supplies.  ERCOT historically has operated through a series of geographic zones, which has led to congestion of the transmission system when large volumes of power were being transmitted between zones. Congestion tends to drive prices up in the spot market. These situations caused First Choice to incur losses in its speculative trading portfolio and led First Choice to exit its speculative activities in the second quarter of 2008.  These anomalies also negatively impacted the margins realized from end use customers.  These conditions were exacerbated by the impacts of Hurricane Ike and depressed economic conditions resulting in very high levels of customer turnover and levels of uncollectible accounts significantly higher than historical experience.  ERCOT has made changes in its control protocols and is scheduled to change from the zonal system to a nodal system in December 2010, both of which should reduce congestion and price volatility.  During 2009, the Texas retail market has been more stable and First Choice does not anticipate the levels of congestion and price volatility will reoccur in the near future.  In addition, both power and natural gas prices decreased significantly, resulting in a substantial increase in margins realized by First Choice.  These factors and increased focus on growing commercial accounts, customer credit standards, and improved customer service have contributed to an improvement in the results of operations at First Choice. However, similar to how the ERCOT market conditions - along with First Choice's buying and selling positions within that market - had a negative impact on the business in 2008, those same drivers are working in First Choice’s favor in 2009.  For 2010, First Choice expects market conditions to continue to be a key driver for the business and believes margins will return to more historic levels.

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

The unprecedented disruption in the credit markets in late 2008 and early 2009 had a significant adverse impact on numerous financial institutions, including several of the financial institutions that have dealings with the Company. However, at this point in time, the Company’s existing liquidity instruments have not been materially impacted by the credit environment and management does not expect that it will be materially impacted in the near future.  The Company’s revolving credit facilities expire in 2011 and 2012 and will need to be renegotiated or replaced in order to provide sufficient liquidity to finance operations and construction expenditures.  The availability of such credit facilities and their terms and conditions will depend on the credit markets at that time, as well as the Company’s credit ratings and operating results. The Company is closely monitoring its liquidity and the credit markets.  In late 2008 and early 2009, there was also a significant decline in the level of prices of marketable equity securities, including those held in trusts maintained for future payments of benefits under pension and retiree medical plans.  Although the general price levels of marketable equity securities has recovered somewhat, the stock market decline will likely result in increased levels of funding and expense applicable to these trusts.

Optim Energy

PNMR has previously reported that it intended to capitalize on growth opportunities in its unregulated business through its participation and ownership in Optim Energy.  PNMR’s 50 percent ownership of Optim Energy allows it to participate in the operation of Optim Energy’s assets and business and the formulation of Optim Energy’s business strategy.  Optim Energy owns electric generating assets in one of the nation’s growing power markets, and its strategy has been focused on acquiring or developing additional assets in that market.  Consistent with this strategy, Optim Energy acquired the Twin Oaks plant in June 2007 and the Altura Cogen plant in August 2007 and completed co-developing an electric generation unit at Cedar Bayou in June 2009.

Recently, however, Optim Energy has been affected by continuing adverse market conditions, primarily low natural gas and power prices.  In response to those adverse conditions, Optim Energy has changed its current strategy and near-term focus. Until there is an improvement in some of these adverse market conditions, Optim Energy will focus on utilizing cash flow from operations to reduce debt and optimizing its current generation assets as a stand-alone independent power producer.  The change has resulted in staff positions being eliminated at Optim Energy, as well as integration of certain operations.  The goal is to position Optim Energy to optimize its performance under current market conditions with the expectation of being able to take advantage of any economic recovery in the power and gas markets over the next several years.

Any decisions in the future to grow capacity will be subject to the approval of both of Optim Energy’s members and will be based on many then-existing market and other factors, including the cost to acquire or construct capacity, the anticipated demand for power, the anticipated market prices for power, the ability and cost to deliver power to the anticipated markets, and Optim Energy’s financial resources.

RESULTS OF OPERATIONS

Executive Summary

A summary of net earnings (loss) attributable to PNMR is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(In millions, except earnings per share)
Earnings (loss) from continuing operations	$55.6	$(4.8)	$60.4	$69.8	$(222.2)	$292.0
Earnings (loss) from discontinued operations, net of income taxes	(1.4)	(0.6)	(0.8)	77.7	24.6	53.1
Net earnings (loss)	$54.2	$(5.5)	$59.7	$147.5	$(197.6)	$345.1
Average diluted common and common equivalent shares	91.8	86.4	5.4	91.6	81.7	9.9
Earnings (loss) from continuing operations per diluted share	$0.60	$(0.06)	$0.66	$0.76	$(2.72)	$3.48
Net earnings (loss) per diluted share	$0.59	$(0.06)	$0.65	$1.61	$(2.42)	$4.03

The components of the change in earnings (loss) from continuing operations attributable to PNMR are:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(In millions)
PNM Electric	$15.0	$76.1
TNMP Electric	(1.9)	26.2
First Choice	33.6	141.0
Corporate and Other	8.6	30.6
Optim Energy	5.1	18.1
Net change	$60.4	$292.0

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

PNM Electric

The table below summarizes operating results for PNM Electric:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
			(In millions)
Total revenues	$275.0	$356.4	$(81.4)	$733.5	$995.1	$(261.6)
Cost of energy	97.2	194.5	(97.3)	289.9	577.8	(287.9)
Gross margin	177.8	161.9	15.9	443.6	417.4	26.3
Other operating expenses	95.4	92.9	2.5	315.8	366.7	(50.9)
Depreciation and amortization	23.5	21.7	1.8	68.8	63.5	5.3
Operating income (loss)	59.0	47.4	11.6	59.0	(12.8)	71.8
Other income (deductions)	11.1	1.9	9.2	29.7	6.2	23.5
Net interest charges	(16.8)	(20.3)	3.5	(51.4)	(52.0)	0.6
Earnings (loss) before income taxes	53.2	28.9	24.3	37.3	(58.7)	96.0
Income (taxes) benefit	(19.8)	(9.5)	(10.3)	(11.3)	5.1	(16.4)
Valencia non-controlling interest	(2.5)	(3.5)	1.0	(7.9)	(4.5)	(3.4)
Preferred stock dividend requirements	(0.1)	(0.1)	-	(0.4)	(0.4)	-
Segment earnings (loss)	$30.8	$15.8	$15.0	$17.7	$(58.4)	$76.1

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2009/2008 Change
`	Three Months Ended September 30,			Nine Months Ended September 30,
	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
			(In millions)
Retail rate increases	$17.1	$9.7	$7.4	$26.2	$9.7	$16.5
Retail load	(2.5)	-	(2.5)	(16.8)	(5.0)	(11.8)
Regulated fuel and transmission	(16.3)	(24.0)	7.7	(37.6)	(80.6)	43.0
Unregulated	(64.6)	(46.2)	(18.4)	(176.9)	(144.3)	(32.6)
Sale of merchant portfolio	-	-	-	(56.4)	(51.3)	(5.1)
Net unrealized economic hedges	(15.1)	(37.4)	22.3	(0.1)	(9.9)	9.8
Consolidation of Valencia PPA	-	0.6	(0.6)	-	(6.5)	6.5
Total increase (decrease)	$(81.4)	$(97.3)	$15.9	$(261.6)	$(287.9)	$26.3

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
		(In millions, except customers)
Residential	$99.1	$89.3	$9.8	$242.7	$227.1	$15.6
Commercial	98.1	98.9	(0.8)	250.7	248.1	2.6
Industrial	21.3	27.3	(6.0)	59.4	78.4	(19.0)
Public authority	6.0	6.1	(0.1)	15.2	14.1	1.1
Transmission	10.8	10.1	0.7	25.9	25.1	0.8
Firm requirements wholesale	7.5	12.3	(4.8)	21.2	35.7	(14.5)
Other sales for resale	31.0	92.5	(61.5)	109.4	298.6	(189.2)
Mark-to-market activity	(1.0)	13.2	(14.2)	0.3	55.2	(54.9)
Other	2.2	6.7	(4.5)	8.7	12.8	(4.1)
	$275.0	$356.4	$(81.4)	$733.5	$995.1	$(261.6)
Average retail customers (thousands)	499.3	495.7	3.5	498.6	494.8	3.8

The following table shows PNM Electric GWh sales by customer class:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
			(Gigawatt hours)
Residential	927.8	898.8	29.0	2,450.7	2,474.7	(24.0)
Commercial	1,101.5	1,142.9	(41.4)	2,933.2	3,070.1	(136.9)
Industrial	377.0	408.1	(31.1)	1,094.6	1,260.4	(165.8)
Public authority	73.3	73.9	(0.6)	189.7	190.1	(0.4)
Firm requirements wholesale	169.5	283.0	(113.5)	509.5	842.2	(332.7)
Other sales for resale	960.0	1,222.2	(262.2)	3,192.1	4,209.4	(1,017.3)
	3,609.1	4,028.9	(419.8)	10,369.8	12,046.9	(1,677.1)

The results of operations of PNM Electric are primarily driven by the rate making decisions and other actions of the NMPRC.  On July 1, 2009, PNM Electric implemented the first phase of a $77.1 non-fuel base rate increase for retail customers except those formerly served by TNMP.  The first phase allowed PNM to increase customer bills for 65% of the annual base rate increase or $50.1 million.  PNM will implement the second phase, or the remaining 35% of the annual base rate increase, beginning April 1, 2010.  PNM Electric was also granted a more customary FPPAC, which replaced the existing Emergency FPPAC that terminated on June 30, 2009.  PNM Electric revenues are further increased because of a rate increase that was implemented in the second quarter of 2008.

Decreases in retail loads were driven by overall lower usage per customer and reduced operations of a major industrial customer. In 2009, lower natural gas and economy purchase costs improved regulated margins for those customers without a FPPAC, which more than offset the decreases in retail loads.

Prior to May 2009, the revenues and costs associated with Luna, Lordsburg, and the Valencia PPA were included in unregulated margins.  Upon approval of the Resource Stipulation (see Note 10), the costs of the Valencia PPA and Luna and Lordsburg, net of off-system revenues, are recovered through the regulatory process, which reduces unregulated margins.  For the three months ended September 30, 2009, unregulated margins were also lower due to favorable pricing from hedge positions recognized in the third quarter 2008.  For the three months and nine months ended September 30, 2009, unregulated margins increased due to favorable pricing terms under the forward sales agreement for power from PNM’s interest in PVNGS Unit 3. For the three months and nine months ended September 30, 2009, unregulated margins decreased due to pre-tax charges to revenues of $13.6 million and $26.2 million associated with increases in legal reserves and decreased margins due to lower market prices for power from unregulated assets and the costs incurred under the Valencia PPA, prior to inclusion in retail rates.

PNM Electric completed the sale of the merchant portfolio in second quarter 2008.  PNM’s merchant portfolio included certain wholesale power, natural gas and transmission contracts that reflected a significant portion of unregulated activity at PNM.

Net unrealized economic hedges reflect changes in fair value on open derivative instruments at PNM Electric.  Lower forward natural gas and power prices resulted in a favorable net change in fair value during 2009.

PNM Electric analyzes results associated with the Valencia PPA as costs of energy, which prior to the approval of the Resource Stipulation were reflected in unregulated margins. As discussed above, beginning in May 2009, the Valencia PPA will be recovered through regulated rates.  Under GAAP, the Valencia PPA is consolidated, which results in costs being reflected as operating expenses and non-controlling interest that would have been included in cost of energy if the Valencia PPA was not consolidated.

For the three months and nine months ended September 30, 2009 operating expenses decreased due to timing of planned maintenance and outages at SJGS and Four Corners and labor savings, which were more than offset by increases in administrative and general expenses associated with higher pension, benefit, and corporate overhead costs.  For the nine months ended September 30, 2008, operating expenses included a $51.1 million impairment of goodwill recognized in the second quarter of 2008.  No impairment was recorded in 2009.  In the second quarter of 2009, PNM recorded a pre-tax expense for regulatory disallowances of $26.3 million relating to prior sales of SO2 emission allowances and $0.3 million of deferred rate case expenses that resulted from the settlement of the 2008 Electric Rate Case.  In the second quarter of 2008, PNM wrote-off $10.6 million of deferred costs for RECs and $19.6 million for coal mine decommissioning costs, both of which were disallowed in PNM’s 2007 Electric Rate Case.

Increases in depreciation expense are primarily driven by the completion of the environmental upgrades on all four units at SJGS and increases in distribution and transmission plant.

For the three months ended September 30, 2009, interest charges decreased due to lower interest rates and lower outstanding balances on short-term borrowings.  For the nine months ended September 30, 2009, higher long-term interest costs on debt issued in May 2008 were partially offset by lower outstanding balances and lower rates on short-term borrowings.

For the three months and nine months ended September 30, 2009, PNM recognized interest income related to certain income tax positions associated with changes in book to tax differences on capitalization, compared to a reduction in interest income in 2008.  In addition, other income increased due to improved performance of the NDT assets.   In the second quarter of 2009, PNM recorded a credit to other income to reflect recovery of carrying costs associated with the transfer of an ownership interest in PVNGS Unit 2 to PNM pursuant to the Resource Stipulation.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
			(In millions)
Total revenues	$55.7	$51.1	$4.6	$143.7	$140.4	$3.3
Cost of energy	8.7	8.4	0.3	26.0	24.2	1.9
Gross margin	46.9	42.7	4.2	117.7	116.3	1.4
Other operating expenses	19.9	17.3	2.6	56.6	84.7	(28.1)
Depreciation and amortization	10.3	9.9	0.4	27.8	27.0	0.8
Operating income (loss)	16.7	15.5	1.2	33.2	4.5	28.7
Other income (deductions)	1.5	1.7	(0.2)	2.4	2.7	(0.3)
Net interest charges	(8.0)	(4.2)	(3.8)	(20.0)	(13.6)	(6.4)
Earnings (loss) before income taxes	10.2	13.0	(2.8)	15.6	(6.3)	21.9
Income (taxes)	(4.1)	(4.9)	0.8	(6.3)	(10.6)	4.3
Segment earnings (loss)	$6.2	$8.1	$(1.9)	$9.3	$(16.9)	$26.2

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:
	2009/2008 Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
			(In millions)
Rate increase	$1.5	$-	$1.5	$1.5	$-	$1.5
Customer usage/load	0.8	-	0.8	(0.2)	-	(0.2)
Hurricane Ike	1.6	-	1.6	1.6	-	1.6
Other	0.7	0.3	0.3	0.4	1.9	(1.5)
Total increase (decrease)	$4.6	$0.3	$4.2	$3.3	$1.9	$1.4

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
		(In millions, except customers)
Residential	$25.5	$22.3	$3.2	$57.2	$55.4	$1.8
Commercial	18.7	18.0	0.7	53.8	53.5	0.3
Industrial	3.0	3.5	(0.5)	9.1	10.0	(0.9)
Other	8.5	7.3	1.2	23.6	21.5	2.1
	$55.7	$51.1	$4.6	$143.7	$140.4	$3.3
Average customers (thousands) (1)	231.9	230.3	1.6	230.9	229.0	1.9

(1)
Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy.  The average customers reported above include 85,681 and 111,017 customers of TNMP Electric for the three months ended September 30, 2009 and 2008, and 88,045 and 118,288 customers for the nine months ended September 30, 2009 and 2008, who have chosen First Choice as their REP.  These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
			(Gigawatt hours(1))
Residential	910.8	811.3	99.5	2,038.5	1,987.2	51.3
Commercial	644.7	618.6	26.1	1,689.4	1,679.5	9.9
Industrial	517.7	482.9	34.8	1,471.4	1,542.5	(71.1)
Other	29.1	28.8	0.3	81.2	81.5	(0.3)
	2,102.3	1,941.6	160.7	5,280.5	5,290.7	(10.2)

(1)
The GWh sales reported above include 372.3 and 467.2 GWhs for the three months ended September 30, 2009 and 2008 and 901.6 and 1,295.2 GWhs for the nine months ended September 30, 2009 and 2008, used by customers of TNMP Electric, who have chosen First Choice as their REP.  These GWhs are also included below in the First Choice segment.

On September 1, 2009, TNMP implemented a $6.8 million base rate increase.  In addition to the base rate increase, TNMP was allowed to increase the cost of debt on its competitive transition charge as well as to recover Hurricane Ike system restoration costs and rate case expenses through additional rate riders.  For the three months ended September 30, 2009, revenues and margin increased due to higher retail loads resulting from warmer weather and increased average customers. Revenues in 2008 were negatively impacted due to Hurricane Ike, which struck the Gulf Cost area in the third quarter of 2008.  Other changes to revenues, cost of energy and margin relate to transmission charges to and from other transmission and distribution providers.  For the nine months ended September 30, 2009, increases in average customer count were more than offset by lower demand and per-customer usage.  A reduction in the interest rate allowed on TNMP's competitive transition charge beginning in 2009 reduced other revenues and margin.

For the three months ended September 30, 2009, increases in operating expenses related to higher distribution maintenance costs for tree-trimming, increased administrative and general costs for pension and benefit costs, and higher property and street rental taxes, were partially offset by the approval of recovery of costs related to achieve savings associated with the Company’s business improvement plan in the TNMP rate case.  The recovery allowed for the establishment of a regulatory asset, with an offsetting credit to administrative and general expenses of $1.1 million in the third quarter of 2009. For the nine months ended September 30, 2009, the decrease in operating expenses primarily relates to a $34.5 million impairment of goodwill recognized in the second quarter of 2008.  There was no impairment of goodwill in 2009.  Other than the impairment, operating expenses increased in 2009 related to higher pension, benefit, labor, and administrative costs.  In addition, TNMP expensed $0.7 million of Hurricane Ike restoration costs that had previously been deferred in the second quarter of 2009.

Increases in depreciation and amortization expenses reflect increases in plant assets and include one-month amortization of Hurricane Ike and rate case costs.  These costs are recovered through rate riders as discussed above.

In the third quarter of 2009, TNMP recorded carrying costs on the Hurricane Ike restoration costs, which increased other income by $1.3 million.  This was offset by lower income associated with contributions in aid of construction and the gain on disposal of assets in 2008.

For the three months and nine months ended September 30, 2009, increases in interest charges are due to higher interest rates on long-term debt issued in March 2009, which repaid short-term borrowings that were at lower interest rates.

PNM Gas

The table below summarizes the operating results for PNM Gas, which is classified as discontinued operations in the Condensed Consolidated Statements of Earnings (Loss):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
			(In millions)
Total revenues	$-	$63.3	$(63.3)	$65.7	$379.3	$(313.6)
Cost of energy	-	37.5	(37.5)	44.7	263.2	(218.5)
Gross margin	-	25.8	(25.8)	21.0	116.1	(95.1)
Other operating expenses	0.4	22.9	(22.6)	10.4	67.3	(57.0)
Depreciation and amortization	-	-	-	-	-	-
Operating income	(0.4)	3.0	(3.3)	10.6	48.8	(38.1)
Other income (deductions)	-	0.6	(0.6)	0.3	2.1	(1.8)
Net interest charges	-	(3.4)	3.4	(1.0)	(9.9)	8.9
Gain on disposal	(1.8)	-	(1.8)	108.9	-	108.9
Earnings (loss) before income taxes	(2.1)	0.2	(2.3)	118.9	40.9	78.0
Income (taxes) benefit	0.8	(0.8)	1.6	(41.2)	(16.3)	(24.9)
Segment earnings (loss)	$(1.4)	$(0.6)	$(0.8)	$77.7	$24.6	$53.1

PNM completed the sale of PNM Gas on January 30, 2009.  The Company is reporting this segment as discontinued operations as required under GAAP.  PNM Gas purchased natural gas in the open market and sold it at no profit to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs did not impact the gross margin or operating income of PNM Gas. Increases or decreases to gross margin caused by changes in sales-service volumes represented margin earned on the delivery of gas to customers based on regulated rates.

As a result of the sale, the above table reflects operations from PNM Gas from January 1, 2009 through January 30, 2009, compared to full periods of operations in 2008.  In the three months and nine months ended September 30, 2009, PNM expensed $0.4 million and $4.5 million associated with retained liabilities from discontinued operations and adjusted the pre-tax gain on sale by $1.8 million and $2.1 million to reflect working capital adjustments and inclusion of certain items previously excluded from the gain calculation.

First Choice

The table below summarizes the operating results for First Choice:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
			(In millions)
Total revenues	$159.4	$215.0	$(55.6)	$419.6	$461.4	$(41.8)
Cost of energy	106.0	206.0	(100.0)	272.0	469.3	(197.3)
Gross margin	53.5	9.1	44.4	147.6	(7.9)	155.5
Other operating expenses	25.5	30.5	(5.0)	80.9	118.8	(37.9)
Depreciation and amortization	0.4	0.6	(0.2)	1.4	1.7	(0.3)
Operating income (loss)	27.5	(22.1)	49.6	65.2	(128.4)	193.6
Other income (deductions)	(0.2)	0.6	(0.8)	(0.3)	1.4	(1.7)
Net interest charges	(0.6)	(1.8)	1.2	(2.4)	(2.5)	0.1
Earnings (loss) before income taxes	26.7	(23.3)	50.0	62.6	(129.4)	192.0
Income (taxes) benefit	(9.7)	6.8	(16.5)	(22.5)	28.4	(50.9)
Segment earnings (loss)	$17.1	$(16.5)	$33.6	$40.0	$(101.0)	$141.0

The following table summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2009/2008 Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
			(In millions)
Weather	$8.2	$6.9	$1.3	$3.1	$2.5	$0.6
Customer growth/usage	(23.3)	(20.5)	(2.8)	(60.4)	(48.4)	(12.0)
Retail margins	(44.6)	(75.6)	31.0	(37.6)	(144.0)	106.4
LBCS Bankruptcy	-	(3.9)	3.9	-	(3.9)	3.9
Hurricane Ike	4.2	0.9	3.3	4.2	0.9	3.3
Trading margins	(0.1)	-	(0.1)	48.9	-	48.9
Unrealized economic hedges	-	(7.8)	7.8	-	(4.4)	4.4
Total increase (decrease)	$(55.6)	$(100.0)	$44.4	$(41.8)	$(197.3)	$155.5

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
		(In millions, except customers)
Residential	$110.3	$144.9	$(34.6)	$279.0	$331.3	$(52.3)
Mass-market	6.6	16.7	(10.1)	21.3	46.3	(25.0)
Mid-market	37.3	42.7	(5.4)	103.2	116.1	(12.9)
Trading gains (losses)	-	0.1	(0.1)	-	(48.9)	48.9
Other	5.2	10.6	(5.4)	16.1	16.6	(0.5)
	$159.4	$215.0	$(55.6)	$419.6	$461.4	$(41.8)
Actual customers (thousands) (1,2)	232.1	233.8	(1.7)	232.1	233.8	(1.7)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)
Due to the competitive nature of First Choice’s business, actual customer count at September 30 is presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

The following table shows First Choice GWh electric sales by customer class:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
		(Gigawatt hours) (1)
Residential	781.2	772.9	8.3	1,927.1	2,045.8	(118.7)
Mass-market	38.3	73.1	(34.8)	117.5	236.1	(118.6)
Mid-market	304.7	340.8	(36.1)	827.2	924.1	(96.9)
Other	2.1	2.7	(0.6)	7.5	12.5	(5.0)
	1,126.3	1,189.5	(63.2)	2,879.3	3,218.5	(339.2)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

A decrease in the average sales price, lower MWh sales, and a reduction in the number of customers resulted in decreased operating revenues for both the three months and nine months ended September 30, 2009.  However, significantly lower purchased power costs in 2009 resulted in an increase in retail margins.  Margins were also higher in 2009 due to the impacts of Hurricane Ike and the LBCS bankruptcy in the third quarter of 2008 that did not recur in 2009.

First Choice entered into a series of speculative forward trades that arbitraged basis differentials among certain ERCOT delivery zones that decreased trading margins by $48.9 million in the nine months ended September 30, 2008.  This decrease includes a speculative loss position of $3.3 million related to the LBCS bankruptcy.  The LBCS contracts were subsequently replaced with other counterparty contracts resulting in no material net change in First Choice’s future position.  Because of continued market volatility and concern that the forward basis market would continue to deteriorate, First Choice ended any further speculative trading in 2008.  No significant additional costs have been incurred in 2009 and none are expected in the future related to speculative trading.  Gains or losses on unrealized economic hedges represent unrealized fair value estimates related to forward energy contracts and are not necessarily indicative of the amounts that will be realized upon settlement.

The allowance for uncollectible accounts and related bad debt expense is based on collections and write-off experience.  Due to economic conditions, higher average final bills, and an increase in customer churn, the default rates experienced late in 2008 and early 2009 were significantly above historic levels.  As a result, bad debt expense increased $10.6 million in the nine months ended September 30, 2009 compared to 2008.  However, bad debt expense decreased by $1.2 million in the third quarter of 2009 compared to 2008, which can be partially attributed to lower sales prices in 2009.  Management of First Choice is currently addressing the bad debt situation by undertaking several initiatives in 2009 to reduce bad debt expense.  These initiatives include efforts to reduce the default rate experienced for customers switching to another REP and increased focus on identifying new customer prospects that are more likely to demonstrate desired payment behavior.  To accomplish these initiatives, First Choice is focusing its marketing efforts on commercial customers and customers with established payment patterns.  In addition, First Choice is increasing the credit score required to become a customer and expanding the circumstances where customers are required to provide advance deposits to obtain service, or both.  In addition, possible regulatory changes are under discussion with the PUCT that would impede a customer's ability to switch REPs until past due balances are paid.

Total operating expenses decreased for the nine months ended September 30, 2009 due to impairments of goodwill of $49.5 million and the First Choice trade name of $9.0 million pre-tax ($5.8 million after-tax) recorded in 2008 as a result of the annual impairment assessment, including impairments of goodwill of $6.3 million and the First Choice trade name of $1.6 million, pre-tax ($1.1 million after-tax) in the three months ended September 30, 2008.  No impairments have been recorded in 2009.  These decreases were partially offset by increased operational costs in 2009, largely attributable to customer acquisition and support expenses.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
		(In millions)
Total revenues	$(12.4)	$(15.4)	$3.0	$(32.1)	$(45.1)	$13.0
Cost of energy	(12.3)	(15.2)	2.9	(31.8)	(44.5)	12.7
Gross margin	(0.1)	(0.2)	0.1	(0.3)	(0.5)	0.2
Other operating expenses	(2.3)	2.4	(4.7)	(12.2)	(2.4)	(9.8)
Depreciation and amortization	3.9	4.6	(0.7)	13.0	13.2	(0.2)
Operating income (loss)	(1.7)	(7.1)	5.4	(1.2)	(11.4)	10.2
Equity in net earnings (loss) of Optim Energy	6.9	(1.5)	8.4	0.9	(29.1)	30.0
Other income (deductions)	(0.7)	(1.6)	0.9	18.1	(7.1)	25.2
Net interest charges	(5.1)	(12.8)	7.7	(17.5)	(30.9)	13.4
Earnings (loss) before income taxes	(0.6)	(23.0)	22.4	0.4	(78.5)	78.9
Income (taxes) benefit	2.2	10.8	(8.6)	2.3	32.7	(30.4)
Segment earnings (loss)	$1.6	$(12.2)	$13.8	$2.7	$(45.8)	$48.5

The Corporate and Other Segment includes consolidation eliminations of revenues and cost of energy between business segments, primarily related to TNMP’s sale of transmission to First Choice.

Other operating expenses decreased due to $3.2 million and $7.9 million of costs, primarily severances and consulting charges related to the business improvement plan that were incurred in the three months and nine months ended September 30, 2008 but not in 2009.  Other operating expenses also decreased due to reduced consulting expenses and an overall reduction in labor due to the business improvement plan and synergies from the divestiture of PNM Gas, offset by an increase in incentive compensation expense.  The decrease includes an offset to depreciation expense described below.

Depreciation expense increased in the three months and nine months ended September 30, 2009 compared to 2008 related to an increase in asset base, which is offset in other operating expenses as a result of allocation of these costs to other business segments.

Corporate and Other results include earnings associated with Optim Energy.  Further explanation of equity in Optim Energy’s results of operations is provided below.

Other income and deductions increased in the nine months ended September 30, 2009 primarily due to a $15.0 million fee received upon termination of the CRHC acquisition agreement and a gain of $7.3 million on the repurchase of $157.4 million of PNMR’s 9.25% senior unsecured notes, both of which occurred in the first quarter of 2009.  See Note 2 and Note 7.

Interest charges decreased by $4.6 million and $9.2 million in the three months and nine months ended September 30, 2009 primarily due to lower long-term borrowings.  Interest charges also decreased by $1.5 million and $7.8 million due to lower short-term borrowings at lower short-term borrowing rates.  These decreases are partially offset by higher long term interest rates on senior unsecured notes that were re-marketed in 2008 resulting in increased expense of $4.0 million in the nine month period ended September 30, 2009, after reflecting the re-acquisition of $157.4 million of that debt in February 2009.

Optim Energy

The table below summarizes the operating results for Optim Energy:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(In millions)
Total revenues	$100.9	$212.4	$(111.5)	$237.7	$430.4	$(192.7)
Cost of energy	57.1	156.1	(99.0)	147.1	352.7	(205.6)
Gross margin	43.8	56.3	(12.5)	90.6	77.7	12.9
Other operating expenses	13.8	47.2	(33.4)	50.0	99.7	(49.7)
Depreciation and amortization	10.0	7.7	2.3	25.9	22.9	3.0
Operating income (loss)	20.0	1.4	18.6	14.7	(44.8)	59.5
Other income (deductions)	-	-	-	0.1	0.7	(0.6)
Net interest charges	(4.1)	(3.7)	(0.4)	(9.6)	(15.0)	5.4
Earnings (loss) before income taxes	15.8	(2.2)	18.0	5.2	(59.1)	64.3
Income (tax) benefit on margin	(0.3)	(0.1)	(0.2)	(0.4)	0.2	(0.6)
Net earnings (loss)	$15.6	$(2.3)	$17.9	$4.8	$(58.9)	$63.7

50 percent of net earnings (loss)	$7.8	$(1.2)	$9.0	$2.4	$(29.5)	$31.9
Plus amortization of basis difference in Optim Energy	(0.9)	(0.3)	(0.6)	(1.5)	0.4	(1.9)
PNMR equity in net earnings (loss) of Optim Energy	$6.9	$(1.5)	$8.4	$0.9	$(29.1)	$30.0

Altura (Twin Oaks), Altura Cogen, and Cedar Bayou 4 generating stations comprise Optim Energy’s core business.  Cedar Bayou 4, which was completed in June 2009 ahead of schedule and slightly under budget, contributed $3.8 million and $7.6 million to gross margin for the three months and nine months ended September 30, 2009.   Alternative fuel use and price savings on lignite have reduced the Twin Oaks fuel costs by $1.8 million and $4.2 million in the three months and nine months ended September 30, 2009.  Generation increased from 1,281 GWh in the three months ended September 30, 2008 to 1,802 GWh in the three months ended September 30, 2009, primarily due to the addition of Cedar Bayou 4.

Optim Energy has a hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  For the three months ended September 30, 2009, Optim’s hedging program increased gross margin by $10.0 million.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales under GAAP are derivative instruments that are required to be marked-to-market.  Extreme ERCOT market volatility in 2008, which has not occurred in 2009, resulted in significant changes in the fair value of economic hedges including an increase in net earnings of $28.3 million in the three months ended September 30, 2008 and a reduction of net earnings of $10.7 million in the nine months ended September 30, 2008.  Due to the extreme market volatility discussed above, Optim Energy made the decision to exit its speculative trading business and close out its speculative trading positions in early 2008.  Optim Energy incurred speculative losses of $2.4 million in the first quarter of 2008 and has since settled all speculative positions.  Optim Energy recorded mark-to-market losses of $1.1 million and $7.1 million on economic hedges during the three months and nine months ended September 30, 2009.

Other operating expenses for the three months and nine months ended September 30, 2009 are lower than in 2008 due to a $21.8 million intangible impairment charge in the second quarter of 2008 and a $31.7 million pre-tax write off of emissions allowances in the third quarter of 2008 that did not recur in 2009.  Excluding the impact of these items, operating expenses were lower in 2009 due to improved plant performance at Twin Oaks and reduced build out expenditures at Optim Energy.

The contribution of Altura created a basis difference between PNMR’s recorded investment in Optim Energy and 50 percent of Optim Energy’s equity.  The PNMR net earnings impact does not equal 50 percent of the Optim Energy net earnings because of this basis difference.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  The basis difference adjustment detailed above relates primarily to contract amortization with insignificant offsets related to the other minor basis difference components.

On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  LCC is Optim Energy’s counterparty in several agreements for power and steam sales.  In addition, LCC leases Optim Energy the land for the Altura Cogen facility and provides other services, including water, to that facility.  The pre-petition amount due from LCC as of September 30, 2009 is immaterial to Optim Energy’s results and has been fully reserved.  LCC has continued to perform under the existing contracts since the filing.

As discussed under Business and Strategy above, Optim Energy has changed its current strategy and near-term focus due to current adverse market conditions. Optim Energy will focus on utilizing cash flow from operations to reduce debt and optimizing its current generation assets as a stand-alone independent power producer.  The goal is to position Optim Energy to optimize its performance under current market with the expectation of being able to take advantage of any economic recovery in the power and gas markets over the next several years.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2009 compared to 2008 are summarized as follows:

	Nine Months Ended September 30,
	2009	2008	Change
		(In millions)
Net cash flows from:
Operating activities	$84.9	$64.4	$20.5
Investing activities	468.2	(209.9)	678.1
Financing activities	(623.5)	394.8	(1,018.3)
Net change in cash and cash equivalents	$(70.4)	$249.4	$(319.8)

The changes in PNMR’s cash flows from operating activities relate primarily to increased margins and reduced collateral requirements at First Choice and reduced interest payments at PNMR, PNM, and TNMP. PNMR also received a $9.1 million after-tax settlement in 2009 due to the termination of the CRHC acquisition agreement. Increases were partially offset by the payment of taxes related to earnings and the sale of PNM Gas in 2009 compared to a tax refund in 2008. The sale of PNM Gas also contributed a decrease to cash flows from operating activities as the Company benefited from only one month of operations in 2009 versus nine months in 2008.

The changes in cash flows from investing activities relate primarily to the proceeds from the sale of PNM Gas. Reduced utility plant additions at PNM in 2009 also contributed to the changes.

The changes in cash flows from financing activities relate primarily to the use of the proceeds from the sale of PNM Gas to retire short-term borrowings at PNM and PNMR, as well as the retirement of long term borrowings at PNMR. The receipt of prepayments on PVNGS firm-sales contracts in 2008 and reduced common stock dividend payments in 2009 also contributed to the changes. At TNMP, the retirement of both short-term and long-term borrowings was financed by new long-term borrowings.

Financing Activities

See Note 7 for information concerning the Company’s financing activities during the nine months ended September 30, 2009.  Additional information on the Company’s financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2008 Annual Report.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock.  PNMR’s Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.  The main focus of PNMR’s current construction program is upgrading generation resources, upgrading and expanding the electric transmission and distribution systems, and purchasing nuclear fuel.  Projections, including amounts expended through September 30, 2009, for total capital requirements for 2009 are $326.6 million, including construction expenditures of $280.4 million.  Total capital requirements for the years 2009-2013 are projected to be $1,592.7 million, including construction expenditures of $1,362.1 million.  This projection includes $18.0 million for the recently completed SJGS environmental project to install low NOX combustion control and mercury reduction technologies, as well as equipment to increase SO2 controls. These amounts do not include forecasted construction expenditures of Optim Energy or possible construction expenditures for renewable energy resources that may be owned by PNM.  These estimates are under continuing review and subject to on-going adjustment, as well as to board review and approval.

During the first nine months of 2009, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements and proceeds from the sale of PNM Gas, to meet its capital requirements, including construction expenditures, and the financing activities described in Note 7.

As discussed in Note 11, Optim Energy co-developed a generating unit, which was completed in June 2009. Optim Energy’s share of the construction costs was $209.4 million, including financing costs, and was financed through Optim Energy’s credit facility and operating cash flows.  If Optim Energy undertakes additional projects, which require funds that would exceed the capacity of its current credit facility and Optim Energy is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV.  PNMR is unable to predict if additional funding will be required or, if required, the amount or timing of additional funds that would be provided to Optim Energy.

Liquidity

PNMR’s liquidity arrangements include the PNMR Facility and the PNM Facility both of which primarily expire in 2012 and the TNMP Revolving Credit Facility, which expires in April 2011.  These facilities provide short-term borrowing capacity and also allow letters of credit to be issued, which reduce the available capacity under the facilities.  These credit facilities will need to be renegotiated or replaced prior to their expiration in order to provide sufficient liquidity to finance operations and construction expenditures.  The availability of such credit facilities and their terms and conditions will depend on the credit markets at that time, as well as the Company’s credit ratings and operating results. Both PNMR and PNM also have lines of credit with local financial institutions.

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

Although accessing the capital markets at the current time could be difficult as well as costly, the Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements and retire or refinance its debt at maturity.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.  However, if market difficulties continue for an extended period of time or worsen, the Company may not be able to access the capital markets or renew credit facilities with comparable amounts and terms when they expire.  In such event, the Company would seek to improve cash flows by reducing capital expenditures and PNM would consider seeking authorization for the issuance of first mortgage bonds in order to improve access to the capital markets, as well as any other alternatives that may remedy the situation at that time.

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

A summary of these arrangements as of October 26, 2009 is as follows:

	PNMR	PNM	TNMP	PNMR
	Separate	Separate	Separate	Consolidated
		(In millions)
Financing Capacity:
Revolving credit facility	$600.0	$400.0	$75.0	$1,075.0
Local lines of credit	5.0	5.0	-	10.0
Total financing capacity	$605.0	$405.0	$75.0	$1,085.0

Amounts outstanding as of October 26, 2009:
Revolving credit facility	$40.0	$83.0	$20.0	$143.0
Local lines of credit	-	-	-	-
Total short-term debt outstanding	40.0	83.0	20.0	143.0

Letters of credit	63.6	23.3	1.5	88.4

Total short-term debt and letters of credit	$103.6	$106.3	$21.5	$231.4

Remaining availability as of October 26, 2009	$501.4	$298.7	$53.5	$853.6
Cash investments as of October 26, 2009	$15.5	$-	$-	$15.5

The above table excludes intercompany debt.  The remaining availability under the revolving credit facilities varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.  LBB was a lender under the PNMR Facility and the PNM Facility.  LBH, the parent of LBB, has filed for bankruptcy protection.  Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility amounting to $5.3 million. The above availability includes $29.7 million that represents the unfunded portion of the PNMR Facility attributable to LBB.

For offerings of debt securities registered with the SEC, PNMR has an effective shelf registration statement expiring in April 2011.  This shelf registration statement has unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations.  Due to market conditions, PNMR suspended the offering of new shares of common stock through an equity distribution agreement and the program was terminated in July 2009.  PNMR can offer new shares of PNMR common stock through the PNM Resources Direct Plan under a separate SEC shelf registration statement that expires in August 2012.  In April 2008, PNM filed a new shelf registration statement for the issuance of up to $750.0 million of senior unsecured notes that expires in April  2011.  As of October 26, 2009, PNM had $600.0 million of remaining unissued securities registered under this and a prior shelf registration statement.

Recent disruption in the credit markets has had a significant adverse impact on a number of financial institutions and several of the financial institutions that the Company deals with have been impacted. However, at this point in time, the Company’s liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future.

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

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include operating lease obligations as debt.

	September 30,	December 31,
	2009	2008
PNMR
PNMR common stockholders’ equity	50.7%	49.3%
Convertible preferred stock	3.0%	3.0%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	46.0%	47.4%
Total capitalization	100.0%	100.0%

PNM
PNM common stockholder’s equity	52.3%	55.7%
Preferred stock	0.5%	0.5%
Long-term debt	47.2%	43.8%
Total capitalization	100.0%	100.0%

TNMP
Common equity	58.1%	71.6%
Long-term debt	41.9%	28.4%
Total capitalization	100.0%	100.0%

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

In July 2008, EPA published the Greenhouse Gas Advanced Notice of Proposed Rulemaking.   The notice identified, but did not choose among, options for GHG regulation and requested comments on the options presented.  Absent Congressional action, in due course the Company expects the EPA to adopt regulations relating to GHG.

In April 2009, the EPA released its proposed endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations.  The proposed findings do not by themselves impose any requirements on industry or other entities, but the findings do set the groundwork for the EPA to regulate GHG from new and existing stationary sources such as power plants and for new motor vehicles.  Although the EPA has not released the final endangerment finding, the EPA has proposed several rules regulating GHG in anticipation of the final endangerment finding.   In September 2009, the EPA proposed GHG motor vehicle standards and expects to finalize the rule in March 2010.  Promulgation of the motor vehicle standards will trigger the applicability of Prevention of Significant Deterioration (“PSD”) and operating permit requirements for stationary sources that emit GHG.   With respect to PSD and operating permit requirements, the EPA’s proposed rule focuses on large facilities emitting over 25,000 metric tons of GHG per year.  These facilities would be required to obtain air permits that demonstrate they are using the best available control technology to minimize GHG.  Each of the Company’s fossil-fueled electric generating plants emit over 25,000 metric tons of GHG per year.  At this time, the Company cannot predict what the impact of the proposed rule will be on the operation of our fossil-fueled power plants.

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

In June 2009, the United States House of Representatives passed H.R. 2454, the American Clean Energy and Security Act of 2009.  This bill, commonly referred to as the Waxman-Markey Bill, if ultimately passed into legislation, would establish an economy-wide program, with cap and trade as its cornerstone, regulating GHG.  The bill defines specific emissions reductions requirements and timelines, provides for the allocation of free allowances to electric utilities in the early years of the program to help mitigate cost impacts to ratepayers and allows for compliance flexibility through cost control mechanisms including the establishment of an offset program that will further help mitigate costs to consumers.

In September 2009, Senators Barbara Boxer and John Kerry introduced S. 1733, the “Clean Energy Jobs and America’s Power Act.”  While this  bill is broadly similar to the climate change framework in  H.R. 2454,  it includes a more aggressive GHG reduction target for 2020.  A new, more complete version of the bill, known as the Chairman’s mark-up, was recently released and voting by the Senate committee is expected in the near future.

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

Seven western states, including New Mexico, and three Canadian provinces have entered into an accord, called the Western Regional Climate Action Initiative (the “WCI”), to reduce GHG from automobiles and certain industries, including utilities.   The WCI released design recommendations for elements of a regional cap and trade program in September 2008, and has created several subcommittees to develop detailed implementation recommendations.  The subcommittees are slated to complete their work in 2010.  Under the WCI recommendations, GHG from the electricity sector and fossil fuel consumption of the industrial and commercial sectors will be capped at then current levels and subject to regulation starting in 2012.  Over time, producers will be required to reduce their GHG.   Implementation of the design elements for GHG reductions will fall to each state and province.  In New Mexico, the Company believes this will require new legislation and rulemaking.  The Company will not be able to fully assess the implications of the recommendations until implementing legislation and rules have been enacted.  In the event federal cap and trade legislation is adopted, it may replace state and regional initiatives.

In December 2008, New Energy Economy (“NEE”), a non-profit environmental advocacy organization, petitioned the New Mexico Environmental Improvement Board (“EIB”) to amend existing regulations and adopt new regulations requiring a cap on GHG, including a statewide GHG limit of 25% below 1990 levels by 2020.  The proposal provides for an absolute cap without the ability to purchase allowances from other entities to cover GHG.  The EIB ordered legal briefs to be filed on the issue of the EIB’s authority to regulate GHG.  After review of the briefs and a hearing in April 2009, the EIB decided it does have authority to regulate GHG.  During the hearing, NEE agreed to amend its proposal to be a cap and trade program.  At the EIB meeting held on July 7, 2009, the NMED outlined its proposed schedule for the adoption and implementation of regulations necessary to implement the proposals under the WCI. PNM and other interested parties filed a motion to temporarily stay further action on the NEE petition pending introduction of the NMED’s WCI regulatory proposals so that the NMED proposal could be considered together with the NEE proposal.  In August 2009, the EIB denied the motion for the temporary stay.  The EIB will commence a hearing on the NEE proposal beginning in May 2010.  NEE and the NMED sought to bifurcate the proceeding to consider the “science of climate change” at an initial hearing and proposals to implement regulation to reduce GHG at a subsequent hearing.  The EIB took the issue of bifurcation under advisement and decided against bifurcating the hearing.

  In February 2009, a bill was introduced in the New Mexico legislature proposing to require the implementation by EIB of a cap and trade system designed to reduce GHG. This legislation died in committee during the session.  The New Mexico House of Representatives did pass a memorial, which requests the New Mexico Legislative Council to direct the appropriate committee to study the WCI final design recommendations as well as federal proposals relating to reducing GHG.  The memorial is a study of impacts and not a regulation. The memorial further states that the committee is requested to report its findings and recommendations to the New Mexico legislature by December 2010.

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

In 2006, the Company became a founding member of the United States Climate Action Partnership (“USCAP”), a coalition currently consisting of 35 businesses and national environmental organizations calling on the federal government to enact national legislation to reduce GHG at the earliest practicable date.   USCAP released A Call To Action, a set of principles and recommendations outlining a policy framework for federal climate protection legislation in January 2007, and released its Blueprint for Legislative Action to the U.S. Congress and the Obama Administration in December 2008.   As a member of USCAP, it is the Company’s position that a mandatory, economy-wide, market-driven approach that includes a cap and trade program, combined with other complementary state and federal policies, is the most cost effective and environmentally efficient means of addressing GHG reductions.  The Company intends to continue working with USCAP, government agencies, and Congress to advocate for federal action to address this challenging environmental issue that is closely linked with the U.S. economy, energy supply, and energy security. The basic framework of the part of the Waxman-Markey Bill described above that addresses global warming is consistent with the framework proposed by USCAP in its Blueprint for Legislative Action.

In 2008, PNMR’s interests in generating plants, through PNM and Optim Energy, emitted approximately 7.9 million metric tons of carbon dioxide, the vast majority of its GHG.  By comparison, the total GHG in the United States in 2007, the latest year for which the EPA has compiled this data, were approximately 7.2 billion metric tons, of which approximately 6.1 billion metric tons were carbon dioxide.  Electricity generation accounted for approximately 2.4 billion metric tons of the carbon dioxide emissions.

PNM has several programs underway to mitigate its GHG, and thereby to reduce its climate change risk.  These include the release of two RFPs in mid-2008 for additional renewable generation capacity and the launch of customer-owned solar generation programs.  PNM expects to produce approximately 35,000 GWh of electricity from renewable resources over the next 19 years, avoiding nearly 20 million metric tons of GHG. Also in 2008, PNM filed requests for approval to implement additional electric energy efficiency and load management programs with the NMPRC, which approved the programs in May 2009.  See Note 10.  Over the next 19 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 15,000 GWh of electricity, which will avoid about 8.5 million metric tons of GHG. These estimates are subject to change given that it is difficult to estimate avoidance accurately because of the many variables that impact it, including changes in demand for electricity.

The Board is updated by management and regularly considers the issues around climate change, our GHG and potential financial consequences that might result from climate change and the possible regulation of GHG.  In particular, our management periodically reports to the Board on all of the matters discussed in this section.  In December 2008, the Board established a new stand-alone committee, the Public Policy and Sustainability Committee. This committee monitors Company practices and procedures to assess the sustainability impacts of our operations and products on the environment.  This committee also has responsibility to review the Company’s environmental management systems, monitor the implementation of the Company’s corporate environmental policy, monitor the promotion of energy efficiency, and the use of renewable energy resources.  The committee will report to the Board on a periodic basis regarding the Company’s activities and initiatives in these areas.

The regulation of GHG is expected to have a material impact on the utility industry both in terms of increased costs associated with fossil fuels and increased opportunities associated with fuels other than fossil fuels, but it is premature to attempt to quantify the possible costs and other implications of these impacts on the Company.

Economic Stimulus Projects

Through the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Federal government made a number of funding and financing programs available for utilities to develop renewable resources, improve reliability and create jobs.  PNM and TNMP are eligible for several of the ARRA programs and have applied or are considering applying for certain programs to the extent deemed to be viable and prudent.

TNMP submitted its application to the DOE for a grant under DOE’s Smart Grid Investment Grant Program (“SGIG”) to support TNMP’s smart grid program.  TNMP sought funding to deploy smart meters, utilize supervisory control and data acquisition systems, and automate substations and distribution circuits.  On October 27, 2009, the DOE notified TNMP that it had not been selected to receive a grant under SGIG.  TNMP had also considered applying for DOE loan guarantees under ARRA for a transmission line storm hardening project in Texas, but subsequently determined not to pursue that project upon further analysis of the DOE’s filing and project requirements.

PNM may seek federal loan guarantees under the ARRA for wind and solar renewable generation projects it is considering in New Mexico. Furthermore, PNM submitted a request for federal financial assistance in the form of a grant of up to 50 percent of the costs of an energy storage solar project in New Mexico under the DOE’s Smart Grid Demonstrations program.  Costs are still under review for the potential PNM projects.  PNM is unable to predict if its Smart Grid Demonstrations program application will be approved or when approval would be received.

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

As of September 30, 2009, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports for the year ended December 31, 2008.  The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

•	The recession, its consequent extreme disruption in the credit markets, and its impacts on the electricity usage of the Company’s customers,
•	State and federal regulatory and legislative decisions and actions, including appeals of prior regulatory proceedings,
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
•
The risk that Optim Energy desires to expand its generation capacity but is unable to identify and implement profitable acquisitions or that PNMR and ECJV will not agree to make additional capital contributions to Optim Energy,

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
•
Uncertainty regarding the requirements and related costs of decommissioning power plants owned or partially owned by PNM and Optim Energy and coal mines supplying certain PNM power plants, as well as the ability to recover decommissioning costs through charges to customers,

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

WEB SITE

The PNMR website, www.pnmresources.com, is an important source of Company information and PNMR encourages investors, analysts and other interested parties to visit the website frequently. PNMR keeps the site updated and routinely posts new information or updated information for public consumption. PNMR encourages analysts, investors and other interested parties to register on the website to automatically receive Company financial information by email. Once registered, participants can choose from a menu to automatically receive requested information, including news releases, notices of webcasts and filings with the SEC. Participants can unsubscribe at any time and will not receive information that was not requested.  The contents of the website are not part of this Form 10-Q.

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

The following table details the changes in the net asset or liability balance sheet position of PNMR for mark-to-market energy transactions other than cash flow hedges:

	Trading	Economic Hedges	Total
Nine Months Ended September 30, 2009	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$2,556	$(5,422)	$(2,866)
Amount realized on contracts delivered during period	(1,489)	15,155	13,666
Changes in fair value	121	(6,564)	(6,443)
Net change recorded as mark-to-market	(1,368)	8,591	7,223
Unearned/prepaid option premiums	-	(362)	(362)
Net fair value at end of period	$1,188	$2,807	$3,995

Nine Months Ended September 30, 2008
Sources of fair value gain (loss):
Net fair value at beginning of period	$(1,577)	$(13,136)	$(14,713)
Adoption of amendment to GAAP regarding fair value measurement	-	17,253	17,253
Adjusted beginning fair value	(1,577)	4,117	2,540
Amount realized on contracts delivered during period	37,539	12,985	50,524
Changes in fair value	(45,048)	(18,338)	(63,386)
Net change recorded as mark-to-market	(7,509)	(5,353)	(12,862)
Unearned/prepaid option premiums	(4,377)	(636)	(5,013)
Net fair value at end of period	$(13,463)	$(1,872)	$(15,335)

The following table provides the maturity of the net assets (liabilities) other than cash flow hedges, giving an indication of when these mark-to-market amounts will settle and generate (use) cash.  The following values were determined using broker quotes and option models:

Fair Value of Mark-to-Market Instruments at September 30, 2009

	Less than
	1 year	1-3 Years	4+ Years	Total
PNMR		(In thousands)
Trading transactions	$847	$341	$-	$1,188
Economic hedges	862	1,753	192	2,807
Total	$1,709	$2,094	$192	$3,995

The fair value of PNMR’s commodity derivative instruments designated as cash flow hedging instruments decreased $13.0 million for the nine months ended September 30, 2009 and increased $27.7 million for the nine months ended September 30, 2008.

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

PNM measures VaR for all transactions that are not directly asset-related and have economic risk.  For the nine months ended September 30, 2009, the average, high, and low VaR amounts for these transactions were less than $0.1 million.  The VaR amount for these transactions at September 30, 2009 was less than $0.1 million.  For the nine months ended September 30, 2008, the average VaR amount for these transactions was $0.3 million with high and low VaR amounts for the period of $0.9 million and zero.  The total VaR amount for these transactions at September 30, 2008 was less than $0.1 million.

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

For the nine months ended September 30, 2009, the average GEaR amount was $5.6 million, with high and low GEaR amounts for the period of $11.4 million and $2.2 million.  The total GEaR amount at September 30, 2009 was $3.6 million.  For the nine months ended September 30, 2008, the average GEaR amount for these transactions was $18.1 million, with high and low GEaR amounts for the period of $44.3 million and $6.1 million.  The total GEaR amount for these transactions at September 30, 2008 was $6.5 million.

First Choice utilizes a short-term VaR measure to manage its market risk.  The VaR limit is based on the same total portfolio approach as the GEaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10-day holding period.  This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market.  The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was $0.3 million at September 30, 2009.  For the nine months ended September 30, 2009, the high, low and average mark-to-market VaR amounts were $2.0 million, $0.2 million and $0.9 million.  The VaR amount for these transactions was $1.2 million at September 30, 2008.  For the nine months ended September 30, 2008, the high, low and average mark-to-market VaR amounts were $12.1 million, $1.1 million and $4.6 million.

The Company's risk measures are regularly monitored by the Company's RMC.  The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.  In the first quarter of 2008, First Choice experienced speculative pre-tax trading losses of $47.1 million. These transactions triggered exceedences of the GEaR limit and the 10-day VaR limit, which contributed to the decision to exit the basis transactions and speculative trading.  There were no such exceedences in the first nine months of 2009.

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

The following table provides information related to credit exposure as of September 30, 2009.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties.

Schedule of Credit Risk Exposure
September 30, 2009

		Number	Exposure
	(b)	of	of
	Credit	Counter-	Counter-
	Risk	parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)
PNMR
External ratings:
Investment grade	$67,076	3	$25,515
Split ratings	113	-	-
Non-investment grade	1,892	-	-
Internal ratings:
Investment grade	247	-	-
Non-investment grade	383	-	-
Total	$69,711	3	$25,515

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

(b)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms).  Exposures are offset according to legally enforceable netting arrangements but are not reduced by available credit collateral.  Credit collateral includes advance payments, cash deposits, letters of credit, and parental guarantees received from counterparties.  Amounts are presented before the application of such credit collateral instruments.  At September 30, 2009, the Company held advance payments of $34.5 million and credit collateral of $1.8 million to offset its credit exposure.

The following table provides an indication of the maturity of credit risk by credit ratings of the counterparties.

Maturity of Credit Risk Exposure
September 30, 2009

			Greater
	Less than		than	Total
Rating	2 Years	2-5 Years	5 Years	Exposure
		(In thousands)
PNMR
External ratings:
Investment grade	$66,896	$-	$180	$67,076
Split ratings	113	-	-	113
Non-investment grade	1,892	-	-	1,892
Internal ratings:
Investment grade	247	-	-	247
Non-investment grade	383	-	-	383
Total	$69,531	$-	$180	$69,711

The Company provides for losses due to market and credit risk.  Credit risk for PNMR's and PNM’s largest counterparty as of September 30, 2009 and December 31, 2008 was $11.4 million and $52.3 million.

Interest Rate Risk

PNMR has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of PNMR’s long-term debt is fixed-rate debt and does not expose PNMR’s earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by approximately 3.92%, if interest rates were to decline by 50 basis points from their levels at September 30, 2009.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if PNM were to reacquire all or a portion of its debt instruments in the open market prior to their maturity.  As described in Note 7, TNMP has long-term debt of $50.0 million that bears interest at a variable rate.  However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk.  At October 26, 2009, PNMR has $143.0 million of consolidated short-term debt outstanding under its revolving credit facilities and local lines of credit, which allow for a maximum aggregate borrowing capacity of $1,085.0 million.  These facilities bear interest at variable rates, which averaged 1.46% of October 26, 2009 borrowings, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The securities held by PNM in the NDT and in trusts for pension and other post-employment benefits had an estimated fair value of $547.1 million at September 30, 2009, of which 29.3% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates.  If interest rates were to increase by 50 basis points from their levels at September 30, 2009, the decrease in the fair value of the fixed-rate securities would be 4.6%, or $7.4 million.  The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $64.2 million at September 30, 2009, of which 24.5% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates.  If interest rates were to increase by 50 basis points from their levels at September 30, 2009, the decrease in the fair value of the fixed-rate securities would be 6.2%, or $1.0 million.

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

Equity Market Risk

The NDT and trusts established for PNM’s pension and post-employment benefits hold certain equity securities at September 30, 2009.  These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline.  Equity securities comprised 56.9% of the securities held by the various PNM trusts as of September 30, 2009.  PNM does not recover or earn a return through rates on any losses or gains on these equity securities.  The trusts established for TNMP’s pension and post-employment benefits hold certain equity securities.  These equity securities expose TNMP to losses in fair value should the market values of the underlying securities decline.  Equity securities comprised 56.2% of the securities held by the TNMP trusts as of September 30, 2009.  There was a significant decline in the general price levels of marketable equity securities in late 2008 and in early 2009. The impacts of these declines were considered in the funding and expense valuations performed for 2009, which resulted in reduced amounts of income related to the pension plans being recorded in 2009 and will likely require increased levels of funding beginning in 2010.  See Note 8.

Alternatives Investment Risk

The Company has a target of investing 20% of its pension assets in the alternatives asset class, which amounted to 21.3% as of September 30, 2009.  This includes real estate, private equity, and hedge funds. The private equity and hedge fund investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value.  The valuation of the alternative asset class has also been impacted by the significant decline in the general price levels of marketable equity securities.

ITEM 4.  CONTROLS AND PROCEDURES

PNMR

Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, PNMR conducted an evaluation under the supervision and with the participation of PNMR’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Regulation 13A, Sections 13a-15(e) and 15d-15(e) of the SEC Act of 1934).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Changes in internal controls over financial reporting

There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the SEC Act of 1934) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

PNM

Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, PNM conducted an evaluation under the supervision and with the participation of PNM’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Regulation 13A, Sections 13a-15(e) and 15d-15(e) of the SEC Act of 1934).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Changes in internal controls over financial reporting

There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the SEC Act of 1934) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

TNMP

Evaluation of  disclosure controls and procedures

As of the end of the period covered by this quarterly report, TNMP conducted an evaluation under the supervision and with the participation of TNMP’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Regulation 13A, Sections 13a-15(e) and 15d-15(e) of the SEC Act of 1934).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Changes in internal controls over financial reporting

There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the SEC Act of 1934) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: November 2, 2009	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)