Form 10-K/A
period 2007-12-31
TEXAS NEW MEXICO POWER CO
filed 2010-01-15
CIK 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number	Name of Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

002-97230	Texas-New Mexico Power Company (A Texas Corporation) 577 N. Garden Ridge Blvd Lewisville, TX 75067 (972) 420-4189	75-0204070

Indicate by check mark whether registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Texas-New Mexico Power Company (“TNMP”)	YES	NO ✓

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

TNMP	YES ✓	NO

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ✓

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
TNMP	__	__	✓	__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   ✓

As of February 18, 2008, shares of common stock outstanding were.

TNMP                                              9,615

 EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

This Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) amends TNMP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, initially filed with the Securities and Exchange Commission ("SEC") on February 29, 2008 (the “Original Filing”).

The Certifications of TNMP’s Chief Executive Officer and Principal Financial Officer, included as Exhibits 31.5 and 31.6 of the Original Filing inadvertently omitted certain language concerning internal controls over financial reporting.  TNMP is filing Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 to include the correct form of Certifications of its Chief Executive Officer and Principal Financial Officer, which are included as Exhibits 31.5 and 31.6 to Amendment No. 1.

The Original Filing was a combined filing of TNMP along with its ultimate parent, PNM Resources, Inc. (“PNMR”), and Public Service Company of New Mexico (“PNM”), another wholly owned subsidiary of PNMR.  Amendment No. 1 is being filed only by TNMP because no information about PNMR or PNM is being amended.  Amendment No. 1 has been signed as of a current date and certifications of the TNMP’s Chief Executive Officer and Principal Financial Officer attached as exhibits hereto are given as of a current date.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update the Original Filing in any way other than to correct the items described above.

TNMP MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - 1.                                      Exhibits Filed:

Exhibit No.	Description

31.5	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date: January 15, 2010	By	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and
Controller