Form 10-K/A
period 2008-12-31
TEXAS NEW MEXICO POWER CO
filed 2010-01-15
CIK 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number	Name of Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

002-97230	Texas-New Mexico Power Company (A Texas Corporation) 577 N. Garden Ridge Blvd. Lewisville, TX 75067 (972) 420-4189	75-0204070

Indicate by check mark whether registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Texas-New Mexico Power Company (“TNMP”)	YES	NO ✓

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

TNMP	YES ✓	NO

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
TNMP			✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   ✓

As of February 20, 2009, shares of common stock outstanding were.

TNMP	9,615

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

This Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) amends TNMP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, initially filed with the Securities and Exchange Commission ("SEC") on March 2, 2009 (the “Original Filing”).

The Certifications of TNMP’s Chief Executive Officer and Principal Financial Officer, included as Exhibits 31.5 and 31.6 of the Original Filing inadvertently omitted certain language concerning internal controls over financial reporting.  TNMP is filing Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to include the correct form of Certifications of its Chief Executive Officer and Principal Financial Officer, which are included as Exhibits 31.5 and 31.6 to Amendment No. 1.   In accordance with the requirements of the SEC, this Amendment No. 1 also includes Part II – Item 8 – Financial Statements and Supplementary Data and Item 9A – Controls and Procedures.  In addition, Item 9A has been amended to clarify management’s evaluation of disclosure controls and procedures and changes in internal controls over financial reporting.

The Original Filing was a combined filing of TNMP along with its ultimate parent, PNM Resources, Inc. (“PNMR”), and Public Service Company of New Mexico (“PNM”), another wholly owned subsidiary of PNMR.  Amendment No. 1 is being filed only by TNMP because no information about PNMR or PNM is being amended.  Accordingly, the Consolidated Financial Statements included in Item 8 are presented for TNMP only and not on a combined basis with PNMR and PNM.  The Notes to the Consolidated Financial Statements and cross references thereto have not been renumbered from the Original Filing.  Where an entire note was eliminated because it contained no information pertinent to TNMP, the note number was retained with an indication that the note was omitted.  The elimination of information concerning PNMR and PNM that is not necessary for TNMP’s financial statements necessitated minor grammatical and contextual changes in information from that included in the Original Filing.  However, there have been no substantive changes and no numerical changes in this Amendment No. 1 from TNMP’s financial statements included in the Original Filing.  With the exception of the minor corrections described above, Amendment No. 1 sets forth the financial statements of TNMP as contained in the Original Filing in their entirety.  Amendment No. 1 has been signed as of a current date and certifications of the TNMP’s Chief Executive Officer and Principal Financial Officer attached as exhibits hereto are given as of a current date.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update the Original Filing in any way other than to correct the items described above.

TNMP MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

INDEX
Page
GLOSSARY		A-2
PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		B-1
ITEM 9A. CONTROLS AND PROCEDURES		C-1
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES		D-1
	SIGNATURES	E-1

GLOSSARY

Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Optim Energy Twin Oaks, LP; formerly known as Altura Power L.P.
Altura Cogen	Optim Energy Altura Cogen, LLC; formerly known as Altura Cogen, LLC (the CoGen Lyondell Power Generation Facility)
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
APB	Accounting Principles Board
APBO	Accumulated Postretirement Benefit Obligation
ARO	Asset Retirement Obligation
Avistar	Avistar, Inc., a wholly-owned subsidiary of PNMR
BART	Best Available Retrofit Technology
BLM	Bureau of Land Management
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAIR	Clean Air Interstate Rule
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
Continental	Continental Energy Systems, L.L.C.
Constellation	Constellation Energy Commodities Group, Inc.
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Limited Partnership
DOE	Department of Energy
ECJV	ECJV Holdings, LLC
EEI	Edison Electric Institute
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	EnergyCo, LLC, a limited liability corporation, owned 50% by each of PNMR and ECJV; now known as Optim Energy
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FCPSP	First Choice Power Special Purpose, L.P.
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
IRS	Internal Revenue Service
ISO	Independent System Operator
KWh	Kilowatt Hour

LBB	Lehman Brothers Bank, FSB, a subsidiary of LBH
LBCS	Lehman Brothers Commodity Services, a subsidiary of LBH
LBH	Lehman Brothers Holdings Inc.
LCC	Lyondell Chemical Company
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMGC	New Mexico Gas Company, a subsidiary of Continental
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOPR	Notice of Proposed Rulemaking
NOX	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OASIS	Open Access Same Time Information System
OATT	Open Access Transmission Tariff
O&M	Operations and Maintenance
OPEB	Other Post Employment Benefits
Optim Energy	Optim Energy, LLC, a limited liability corporation, owned 50% by each of PNMR and ECJV; formerly known as EnergyCo
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PM	Particulate Matter
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PRP	Potential Responsible Party
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
Pyramid	Tri-State Pyramid Unit 4
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RFP	Request for Proposal
Reimbursement Agreement	PNM’s $100 Million Letter of Credit Facility
RMC	Risk Management Committee
RTO	Regional Transmission Organization
SCE	Southern Cal Edison Company
SCPPA	Southern California Public Power Authority
SDG&E	San Diego Gas and Electric Company
SEC	United States Securities and Exchange Commission

SFAS	FASB Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SOAH	State Office of Administrative Hearings
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TCEQ	Texas Commission of Environmental Quality
TECA	Texas Electric Choice Act
Term Loan Agreement	PNM’s $300 Million Unsecured Delayed Draw Term Loan Facility
TNMP Bridge Facility	TNMP’s $100 Million Bridge Term Loan Credit Agreement
TNMP Facility	TNMP’s $200 Million Unsecured Revolving Credit Facility
Throughput	Volumes of gas delivered, whether or not owned
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
UAMPS	Utah Associated Municipal Power System
USFS	United States Forest Service
Valencia	Valencia Energy Facility
VaR	Value at Risk
WSPP	Western Systems Power Pool

Accounting Pronouncements (as amended and interpreted):

APB 25	Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”
EITF 02-3	EITF Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”
EITF 03-11	EITF Issue No. 03-11 “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes”
EITF 03-13	EITF Issue No. 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations“
FIN 46R	FIN 46R “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51”
FIN 47	FIN No. 47 “Accounting for Conditional Asset Retirement Obligations an Interpretation of FASB Statement No. 143”
FIN 48	FIN No. 48 “Accounting for Uncertainty in Income Taxes”
FSP FIN 39-1	FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39”
FSP FAS 157-3	FSP FAS No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”
SFAS 5	SFAS No. 5 “Accounting for Contingencies”
SFAS 34	SFAS No. 34 “Capitalization of Interest Cost”
SFAS 57	SFAS No. 57 “Related Party Disclosures”
SFAS 71	SFAS No. 71 “Accounting for Effects of Certain Types of Regulation”
SFAS 87	SFAS No. 87 “Employers' Accounting for Pensions”
SFAS 106	SFAS No. 106 “Employers' Accounting for Postretirement Benefits Other Than Pensions”
SFAS 109	SFAS No. 109 “Accounting for Income Taxes”
SFAS 112	SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43”
SFAS 115	SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”
SFAS 123R	SFAS No. 123R “Share Based Payment”
SFAS 128	SFAS No. 128 “Earnings per Share”
SFAS 131	SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”
SFAS 133	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141 “Business Combinations”
SFAS 142	SFAS No. 142 “Goodwill and Other Intangible Assets”

SFAS 143	SFAS No. 143 “Accounting for Asset Retirement Obligations”
SFAS 144	SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 154	SFAS No. 154 “Accounting Changes and Error Corrections”
SFAS 157	SFAS No. 157 “Fair Value Measurements”
SFAS 158	SFAS No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”
SFAS 159	SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”

Note:  The above Glossary has not been updated from that included in the Original Filing and, therefore, contains defined terms and definitions that are not referred to in this Amendment No. 1.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

 Management’s Annual Report on Internal Control Over Financial Reporting

Management of Texas-New Mexico Power Company and subsidiaries (“TNMP”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the TNMP's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the TNMP's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

/s/ Patricia K. Collawn
Patricia K. Collawn,
President and
Chief Executive Officer

/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Controller

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Texas-New Mexico Power Company
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Texas-New Mexico Power Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of earnings (loss), statements of changes in common stockholder’s equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 13 and 12, respectively, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006.  As discussed in Note 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 2, 2009

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Electric Operating Revenues	$190,282	$180,421	$157,869

Operating Expenses:
Cost of energy sold	32,671	29,529	27,613
Administrative and general	27,354	29,113	26,733
Impairment of goodwill	34,456	-	-
Depreciation and amortization	38,695	30,401	25,557
Transmission and distribution costs	21,069	18,616	16,450
Taxes, other than income taxes	18,587	20,092	23,249
Total operating expenses	172,832	127,751	119,602
Operating income	17,450	52,670	38,267

Other Income and Deductions:
Interest income	63	85	922
Other income	3,333	1,615	790
Carrying charges on regulatory assets	-	-	6,993
Other deductions	(171)	(147)	(155)
Net other income (deductions)	3,225	1,553	8,550

Interest Charges:
Interest on long-term debt	12,416	22,364	25,728
Other interest charges	5,924	2,804	3,184
Net interest charges	18,340	25,168	28,912

Earnings Before Income Taxes	2,335	29,055	17,905

Income Taxes	11,128	10,647	5,787

Earnings (Loss) from Continuing Operations	(8,793)	18,408	12,118

Discontinued Operations, net of Income Taxes
of $0, $0, and $1,548	-	-	3,581

Net Earnings (Loss)	$(8,793)	$18,408	$15,699

The accompanying notes are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$124	$187
Special deposits	50	50
Accounts receivable	11,457	8,789
Unbilled revenues	6,421	4,392
Other receivables	480	1,063
Affiliate accounts receivable	7,110	8,005
Materials and supplies	1,625	1,425
Income taxes receivable	9	881
Other current assets	958	501

Total current assets	28,234	25,293

Other Property and Investments:
Other investments	550	554
Non-utility property	2,111	2,111

Total other property and investments	2,661	2,665

Utility Plant:
Electric plant in service	815,588	781,355
Common plant in service and plant held for future use	488	488
	816,076	781,843
Less accumulated depreciation and amortization	291,228	274,128
	524,848	507,715
Construction work in progress	30,948	22,493

Net utility plant	555,796	530,208

Deferred Charges and Other Assets:
Regulatory assets	134,660	133,154
Goodwill	226,665	261,121
Pension asset	-	14,919
Other deferred charges	23,982	5,432

Total deferred charges and other assets	385,307	414,626

	$971,998	$972,792

The accompanying notes are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$150,000	$-
Short-term debt – affiliate	14,100	3,404
Current installments of long-term debt	167,690	148,882
Accounts payable	11,846	5,666
Affiliate accounts payable	1,238	3,456
Accrued interest and taxes	35,118	35,204
Other current liabilities	3,111	1,785

Total current liabilities	383,103	198,397

Long-term Debt	-	167,609

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	111,193	120,274
Accumulated deferred investment tax credits	-	191
Regulatory liabilities	35,028	46,590
Asset retirement obligations	711	662
Accrued pension liability and postretirement benefit cost	16,453	3,922
Other deferred credits	1,820	1,699

Total deferred credits and other liabilities	165,205	173,338

Total liabilities	548,308	539,344

Commitments and Contingencies (See Note 16)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	427,320	427,320
Accumulated other comprehensive income, net of income tax	(142)	823
Retained earnings (deficit)	(3,552)	5,241

Total common stockholder’s equity	423,690	433,448

	$971,998	$972,792

The accompanying notes are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(8,793)	$18,408	$15,699
Adjustments to reconcile net earnings (loss) to
net cash flows from operating activities:
Depreciation and amortization	42,418	35,383	33,194
Impairment of goodwill	34,456	-	-
Deferred income tax expense (benefit)	(7,714)	(8,727)	4,055
Other, net	(2,649)	(2,931)	(13,615)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(4,697)	(10,092)	408
Materials and supplies	(200)	(46)	(31)
Other current assets	449	3,565	1,758
Other assets	(33,434)	(257)	(6,443)
Accounts payable	6,181	(2,844)	4,431
Accrued interest and taxes	938	52,924	(4,554)
Other current liabilities	1	(13,706)	17,912
Other liabilities	14,639	(461)	(19,025)
Net cash flows from operating activities	41,595	71,216	33,789

Cash Flows From Investing Activities:
Utility plant additions	(51,116)	(42,725)	(47,659)
Other, net	-	-	93
Net cash flows from investing activities	(51,116)	(42,725)	(47,566)

The accompanying notes are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings	150,000	-	-
Short-term borrowings (repayments), net- affiliate	10,696	3,404	-
Repayment of long-term debt	(148,935)	(100,500)	-
Equity contribution by parent	-	101,249	-
Dividends paid	-	(35,000)	-
Other, net	(2,303)	1	91
Net cash flows from financing activities	9,458	(30,846)	91

Change in Cash and Cash Equivalents	(63)	(2,355)	(13,686)
Cash and Cash Equivalents at Beginning of Period	187	2,542	16,228
Cash and Cash Equivalents at End of Period	$124	$187	$2,542

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	17,246	$23,625	$25,573
Income taxes paid, (refunded) net	$16,613	$(15,529)	$7,003

Supplemental schedule of noncash investing and financing activities:
As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM. See Note 23.

Current assets		$15,444
Other property and investments		10
Utility plant, net		96,468
Goodwill		102,775
Deferred charges		1,377
Total assets transferred to PNM		216,074

Current liabilities		17,313
Long-term debt		1,065
Deferred credits and other liabilities		30,673
Total liabilities transferred to PNM		49,051

Net assets transferred – common stock redeemed		$167,023

The accompanying notes are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

				Accumulated		Total
	Common Stock			Other	Retained	Common
	Number of	Aggregate	Paid-in	Comprehensive	Earnings	Stockholder’s
	Shares	Value	Capital	Income	(Deficit)	Equity
			(Dollars in thousands)
Balance at December 31, 2005	9,615	$96	$494,287	$(29)	$5,450	$499,804
Net earnings	-	-	-	-	15,699	15,699
Total other comprehensive income (loss)	-	-	-	(13)	-	(13)
SFAS 158 transition adjustment	-	-	-	604	-	604
Income taxes on goodwill adjustment	-	-	(1,475)	-	-	(1,475)
Balance at December 31, 2006	9,615	96	492,812	562	21,149	514,619
Redemption of common stock	(3,257)	(32)	(166,991)	-	-	(167,023)
Equity contribution from parent	-	-	101,249	-	-	101,249
Adoption of FIN 48	-	-	-	-	684	684
Income taxes on goodwill adjustment	-	-	250	-	-	250
Net earnings	-	-	-	-	18,408	18,408
Total other comprehensive income	-	-	-	261	-	261
Dividends on common stock	-	-	-	-	(35,000)	(35,000)
Balance at December 31, 2007	6,358	64	427,320	823	5,241	433,448
Net earnings (loss)	-	-	-	-	(8,793)	(8,793)
Total other comprehensive income (loss)	-	-	-	(965)	-	(965)
Balance at December 31, 2008	6,358	$64	$427,320	$(142)	$(3,552)	$423,690

The accompanying notes are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net Earnings (Loss)	$(8,793)	$18,408	$15,699
Other Comprehensive Income (Loss):

Pension liability adjustment
net of income tax (expense) benefit of $520, $(161), and $8,	(965)	261	(13)

Total Other Comprehensive Income (Loss)	(965)	261	(13)

Comprehensive Income (Loss)	$(9,758)	$18,669	$15,686

The accompanying notes are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

(1)	Summary of the Business and Significant Accounting Policies

Nature of Business

PNMR is an investor-owned holding company of energy and energy-related businesses.  PNMR’s primary subsidiaries are PNM, TNMP, and First Choice.  PNMR acquired TNMP and First Choice in 2005.  PNM is a public utility with regulated operations primarily engaged in the generation, transmission and distribution of electricity.  PNM began service to TNMP’s New Mexico customers effective January 1, 2007.  TNMP (the “Company”) is a regulated utility operating in Texas and through December 31, 2006 in New Mexico.  In Texas, TNMP provides regulated transmission and distribution services.  First Choice is a competitive retail electric provider operating in Texas.

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

Principles of Consolidation

The Consolidated Financial Statements of TNMP include its accounts and those of subsidiaries in which it owns a majority voting interest.

PNMR shared services administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are charged to TNMP at cost.  Other significant intercompany transactions between TNMP and its affiliates include energy purchases and sales as well as transmission and distribution services.  All intercompany transactions and balances have been eliminated.  See Note 20.

Presentation

Certain amounts in the 2007 and 2006 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2008 financial statement presentation.

Accounting for the Effects of Certain Types of Regulation

The Company maintains its accounting records in accordance with the uniform system of accounts prescribed by the FERC and adopted by the NMPRC and PUCT.

The Company's operations are regulated by the PUCT and, through December 31, 2006, the NMPRC and the provisions of SFAS 71 are applied to its regulated operations. Regulators may assign costs to accounting periods that differ from accounting methods applied by nonregulated utilities.  When it is probable that regulators will permit recovery of costs through future rates, costs are deferred as regulatory assets that otherwise would be expensed.  Likewise, regulatory liabilities are recognized when it is probable that regulators will require refunds through future rates or when revenue is collected for expenditures that have not yet been incurred.  Regulatory assets and liabilities are amortized into earnings over the authorized recovery period.  In accordance with SFAS 71, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of the NMPRC and the PUCT.  Information on “regulatory assets” and “regulatory liabilities” is contained in Note 4.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Cash and Cash Equivalents

Investments in highly liquid investments with original maturities of three months or less at the date of purchase are considered cash equivalents.

Utility Plant

Utility plant is stated at cost, which includes capitalized payroll-related costs such as taxes, pension and other fringe benefits, administrative costs and an allowance for funds used during construction where authorized by rate regulation.

Repairs, including major maintenance activities, and minor replacements of property are expensed when incurred, except as required by regulators for ratemaking purposes.  Major replacements are charged to utility plant.  Gains or losses resulting from retirements or other dispositions of regulated property in the normal course of business are credited or charged to the accumulated provision for depreciation.

Allowance For Funds Used During Construction

As provided by the FERC uniform systems of accounts, an allowance for funds used during construction is charged to utility plant for construction projects included in rate base.  This allowance is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation.  It represents the cost of borrowed funds (allowance for borrowed funds used during construction) and a return on other funds (allowance for equity funds used during construction).

In 2008, 2007, and 2006, TNMP recorded $1.0 million, $0.4 million, and $0.5 million of allowance for funds used during construction on certain projects.

Carrying Charges on Stranded Costs

TNMP’s estimate of allowable carrying charges on stranded costs that it may recover from its transmission and distribution customers is based on a Texas Supreme Court ruling, and the PUCT’s application of that ruling.

Materials and Supplies

Materials and supplies relate to transmission and distribution assets.  Materials and supplies are charged to inventory when purchased and are expensed or capitalized as appropriate when issued.  Materials and supplies are valued using an average costing method.  Obsolete materials and supplies are expensed when identified.

Inventories consisted of the following at December 31:

	TNMP
	2008	2007
	(In thousands)
Materials and supplies	$1,625	$1,425

Goodwill Assets

Under the provisions of SFAS 142, the Company does not amortize goodwill.  Goodwill is evaluated for impairment annually, or more frequently if events and circumstances indicate that the goodwill might be impaired.  An impairment recorded in 2008 is discussed in Note 25.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Asset Impairment

Tangible long-lived assets are evaluated in relation to the future undiscounted cash flows to assess recoverability in accordance with SFAS 144 when events and circumstances indicate that the assets might be impaired.

Revenue Recognition

TNMP records electric operating revenues in the period of delivery, which includes estimated amounts for service rendered but unbilled at the end of each accounting period.

The determination of the energy sales by TNMP to ultimate individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month.  At the end of each month, amounts of energy delivered to customers since the date of the last meter reading and the corresponding unbilled revenue are estimated.  Unbilled electric revenue is estimated based on the daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting historical trends and experience.

Depreciation and Amortization

TNMP’s provision for depreciation and amortization of utility plant is based upon straight-line rates approved by the PUCT and, through December 31, 2006, by the NMPRC.  Depreciation of non-utility property is computed based on the straight-line method.  The provision for depreciation of certain equipment is allocated between depreciation expense and construction projects based on the use of the equipment.  Average rates used are as follows:

	2008	2007	2006

TNMP
Electric plant and common plant	3.44%	3.48%	3.53%

Amortization of Debt Acquisition Costs

Discount, premium and expense related to the issuance of long-term debt are amortized over the lives of the respective issues.  Gains and losses incurred upon the early retirement of long-term debt are recognized in other income or deductions, except for amounts attributable to NMPRC or PUCT regulation, which are amortized over the lives of the respective issues.

Pension and Other Postretirement Benefits

See Note 12 for a discussion of pension and postretirement benefits expense, including a discussion of the actuarial assumptions.

Stock-Based Compensation

See Note 13 for a discussion of stock-based compensation expense.

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS 109, which uses the asset and liability method for accounting for income taxes.  Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis.  Current PUCT approved rates include the tax effects of the majority of these differences.  SFAS 109 requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission.  The

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates.  Because the PUCT has consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities.  Items accorded flow-through treatment under rate orders, deferred income taxes and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded in the financial statements.

In July 2006, the FASB issued FIN 48, which requires that the Company recognize only the impact of tax positions that, based on their merits, are more likely than not to be sustained upon an IRS audit. See Note 11 for the impacts of FIN 48.

Excise Taxes

The Company pays certain fees or taxes which are either considered to be an excise tax or similar to an excise tax.  Substantially all of these taxes are recorded on a net basis in the Consolidated Statements of Earnings.

(2)	[omitted because not applicable]

(3)	Segment Information

TNMP

TNMP is an electric utility operating in Texas and, through December 31, 2006, in New Mexico. TNMP’s operations are subject to traditional rate regulation by the PUCT.  TNMP provides regulated transmission and distribution services in Texas under the TECA.  TNMP operates in only one reportable segment.

Through December 31, 2006, TNMP provided integrated electric services that included the transmission, distribution, purchase and sale of electricity to its New Mexico customers as well as transmission to third parties and to PNM.  Effective January 1, 2007 TNMP’s New Mexico business was transferred to PNM.  PNM was TNMP’s sole supplier for TNMP’s load in New Mexico prior to the transfer of assets to PNM.

Major Customers

First Choice is a customer of TNMP and accounted for 29% of its operating revenues from continuing operations in 2008, 39% in 2007, and 44% in 2006.  One unaffiliated customer of TNMP accounted for 22% of its operating revenues from continuing operations in 2008, 18% in 2007, and 14% in 2006.

(4)	Regulatory Assets and Liabilities

Certain of the Company's operations are regulated by the PUCT and the provisions of SFAS 71 are applied to its regulated operations.  Regulatory assets represent probable future recovery of previously incurred costs, which will be collected from customers through the ratemaking process.  Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.  Regulatory assets and liabilities reflected in the Consolidated Balance Sheets are presented below.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

TNMP

	December 31,
	2008	2007
	(In thousands)
Assets:
Non-Current:
Stranded costs	$112,008	$123,864
Deferred income taxes	4,665	5,162
Pension and OPEB	16,003	28
Loss on reacquired debt	-	434
Rate case expense	1,984	3,666
Total regulatory assets	$134,660	$133,154

Liabilities:
Non-Current:
Cost of removal	$(31,345)	$(30,057)
Energy efficiency credit	(2,106)	(2,214)
Pension and OPEB	(1,577)	(14,319)
Total regulatory liabilities	$(35,028)	$(46,590)

The Company’s regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding.  The Company generally receives or pays a rate of return on these regulatory assets and regulatory liabilities.

The Company is permitted, under rate regulation, to accrue and record a regulatory liability for the estimated cost of removal and salvage associated with certain of its assets through depreciation expense.  With the issuance of SFAS 158, actuarial losses and prior service costs are required to be recorded in AOCI; however, the amortization of these items is recoverable through the Company’s rates.  For information related to TNMP’s stranded costs, see Note 17.

Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that future recovery of its regulatory assets are probable.

(5)	Stockholder’s Equity

Common Stock

As described in Note 23, the New Mexico customers of TNMP were transferred to PNM effective January 1, 2007.  In connection with the transfer, TNMP transferred those operations to TNP by redeeming a portion of its common stock.  TNP then transferred those operations to PNMR, which transferred them to PNM.

Dividends on Common Stock

TNMP paid cash dividends to PNMR of $35.0 million in 2007. TNMP did not pay any cash dividends to PNMR in 2008 and 2006.

Preferred Stock

TNMP has no preferred stock outstanding.  The number of authorized shares of TNMP cumulative preferred stock is 1 million shares.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

(6)	Financing

Financing Activities

Effective June 15, 2007, TNMP redeemed $100.0 million of its 6.125% senior notes due 2008 at a redemption price of 100.5% of the principal amount redeemed, plus accrued interest. To facilitate the redemption, PNMR made a cash contribution, recorded as equity, of $101.2 million to TNP, which then made an equity contribution to TNMP in the same amount. On March 7, 2008, TNMP entered into a $150.0 million short-term bank loan agreement with two lenders.  TNMP borrowed $150.0 million under this agreement on April 9, 2008 and used the proceeds to redeem the remaining $148.9 million of its 6.125% senior unsecured notes prior to the maturity date of June 1, 2008.  The $150.0 million borrowing under this agreement was repaid in October 2008, through borrowing $150.0 million under the TNMP Facility described under Short-term Debt below.

On May 15, 2008, TNMP entered into a credit agreement with eight lenders for the TNMP Facility, which matures on May 13, 2009.  The TNMP Facility provides TNMP with a revolving credit facility for up to $200.0 million.  In connection with entering into the TNMP Facility, TNMP withdrew as a borrower under the PNMR Facility and is no longer a party under the PNMR Facility.

On October 31, 2008, TNMP entered into a $100.0 million term loan credit agreement with two lenders (the “TNMP Bridge Facility”) to provide an additional source of funds to repay TNMP’s $167.7 million of senior unsecured notes that matured January 15, 2009.  The TNMP Bridge Facility includes a covenant to maintain a maximum consolidated debt-to-consolidated capitalization ratio. On January 14, 2009, TNMP borrowed $100.0 million under the TNMP Bridge Facility, which is due on March 30, 2009.  On January 15, 2009, TNMP repaid the entire principal and interest due on the $167.7 million principal amount outstanding of 6.25% senior unsecured notes utilizing the proceeds from the TNMP Bridge Facility and inter-company borrowings from PNMR.

Borrowing Arrangements Between PNMR and its Subsidiaries

PNMR has a $50.0 million, one-year non reciprocal intercompany loan agreement with TNMP.  Interest charged to the subsidiaries is equivalent to interest paid on the PNMR Facility.  As of December 31, 2008 and 2007, TNMP had outstanding borrowings of $14.1 million and $3.4 million from PNMR under its intercompany loan agreement.  On January 8, 2009, TNMP entered into an agreement for an additional $50.0 million borrowing from PNMR that is subordinated to the TNMP Bridge Facility described above.  On January 13, 2009, TNMP borrowed $50.0 million from PNMR under the subordinated agreement.  At February 20, 2009, TNMP has borrowed a total of $91.6 million from PNMR under these agreements.

On February 26, 2009, the Finance Committee of the PNMR Board authorized PNMR  to provide support for the debt of TNMP by approving one or more additional loans to TNMP as a contingency in the event TNMP is unable to obtain external financing sufficient to pay amounts borrowed under the TNMP Facility and the TNMP Bridge Facility when they come due.

Short-term Debt

TNMP has a revolving credit facility for borrowings up to $200.0 million under the TNMP Facility that expires May 13, 2009.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

At December 31, 2008, the weighted average interest rate was 3.75% for the TNMP Facility.

	December 31,	December 31,
Short-term Debt	2008	2007
	(In thousands)

TNMP
Revolving credit facility	$150,000	-
Bridge facility	-	-

	$150,000	$-

In addition to the above borrowings, TNMP had letters of credit outstanding of $1.5 million at December 31, 2008 that reduce the available capacity under its revolving credit facility.

At February 20, 2009, TNMP had $48.5 million of availability under its revolving credit facility, including reductions of availability due to outstanding letters of credit.  TNMP also had availability of $8.4 million under its intercompany borrowing agreement with PNMR.  At February 20, 2009, TNMP had no cash and cash equivalents.

Long-Term Debt

Information concerning long-term debt outstanding is as follows:

	December 31,
Long-term Debt	2008	2007
	(In thousands)
TNMP Debt
Senior Notes:
6.125% due 2008	$-	$148,935
6.25% due 2009	167,690	167,690
Other, including unamortized discounts	-	(134)
	167,690	316,491
Less current maturities	167,690	148,882

	$-	$167,609

As discussed above, the TNMP 6.25% senior notes were paid at maturity on January 15, 2009.

(7)	Lease Commitments

TNMP leases radio tower antenna space, office buildings, vehicles and other equipment under operating leases.

Operating lease expense was:

TNMP
(In thousands)

2008	$2,121
2007	$3,233
2006	$1,408

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Future minimum operating lease payments at December 31, 2008 are:

TNMP
(In thousands)

2009	$1,639
2010	1,633
2011	1,633
2012	1,633
2013	1,631
Later years	-
8,169
Future payments under non-cancelable subleases	-
Total minimum lease payments	$8,169

(8)	Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS 157 and SFAS 159. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FSP 157-2 delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis, primarily goodwill, and the Company has not elected to early adopt SFAS 157 for these items.  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. On October 10, 2008, the FASB issued FSP FAS 157-3 to clarify the application of SFAS 157 when a market for a financial instrument is not active.  FSP FAS 157-3 has no impact on the Company’s current methodologies for assessing fair value.

The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, temporary investments, receivables, and payables due to the short period of maturity.  The carrying amount and fair value of other financial instruments (including current maturities) are:

	December 31, 2008		December 31, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(In thousands)
TNMP
Long-term debt	$ 167,690	$ 167,690	$ 316,491	$ 319,714

(9)	[omitted because not applicable]

(10)	[omitted because not applicable]

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

(11)	Income Taxes

TNMP

TNMP’s income taxes from continuing operations consist of the following components:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current federal income tax	$17,233	$18,716	$1,532
Current state income tax	1,609	973	411
Deferred federal income tax	11,285	(9,162)	5,013
Deferred state income tax	(18,808)	538	(462)
Amortization of accumulated investment
tax credits	(191)	(418)	(707)

Total income taxes	$11,128	$10,647	$5,787

TNMP’s provision for income taxes from continuing operations differed from the federal income tax computed at the statutory rate for each of the periods shown.  The differences are attributable to the following factors:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Federal income tax at statutory rates	$817	$10,169	$6,267
Impairment of goodwill	12,059	-	-
Investment tax credits	(191)	(418)	(707)
Reversal of deferred income taxes accrued
at prior tax rates	(141)	(141)	(216)
Allowance for funds used during construction	(10)	(45)	(94)
State income tax	1,045	985	387
Texas margin tax and related deferred tax adjustments	(2,494)	-	-
Other	43	97	150

Total income taxes	$11,128	$10,647	$5,787

Effective tax rate	476.65%	36.64%	32.32%

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The components of TNMP’s net accumulated deferred income tax liability at December 31 were:

	December 31,
	2008	2007
	(In thousands)
Deferred Tax Assets:
Regulatory liabilities related to income taxes	$7,105	$8,556
Deferred Tax Assets – other	29,043	8,091
Total deferred tax assets	36,148	16,647

Deferred Tax Liabilities:
Depreciation and plant related	(94,682)	(74,638)
Stranded costs	(39,203)	(47,197)
Regulatory assets related to income taxes	(11,765)	(15,086)
Other	(1,691)	(191)
Total deferred tax liabilities	(147,341)	(137,112)
Net accumulated deferred income tax liabilities	$(111,193)	$(120,465)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2008
(In thousands)

Net change in deferred income tax liability per above table	$(9,272)
Change in tax effects of income tax related regulatory assets and liabilities	(112)
Tax effect of excess pension liability	520
FIN48 adjustments	541
Other	609
Deferred income tax (benefit)	$(7,714)

In July 2006, the FASB issued FIN 48, which requires that the Company recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.  FIN 48 also specifies standards for recognizing interest income and expense related to income taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result, TNMP established no liability under FIN 48, recorded interest receivable of $3.3 million, increased the January 1, 2007 balance of retained earnings by $0.7 million, increased deferred tax liabilities by $1.3 million, and decreased goodwill by $1.3 million.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

As of January 1, 2007 under FIN 48, TNMP had no unrecognized tax benefits.  A reconciliation of unrecognized tax benefits (expenses) is as follows:

TNMP
(In thousands)

Balance at January 1, 2007	$-
Additions based on tax positions related to 2007	-
Reductions for tax positions of prior years	-
Settlements	-
Balance at December 31, 2007	-
Additions based on tax positions related to 2008	541
Reductions for tax positions of prior years	-
Settlements	-
Balance at December 31, 2008	$541

None of TNMP’s unrecognized tax liabilities at December 31, 2008 would affect the effective tax rate if recognized.

Estimated interest income related to refunds the Company expects to receive is included in Other Income and estimated interest expense and penalties related to potential cash settlements are included in Interest Expense in the Consolidated Statements of Operations.  For the year ended December 31, 2007, interest expense under FIN 48 was $0.1 million for TNMP.  At December 31, 2007, TNMP had accumulated interest payable of $0.6 million.  Interest income under FIN 48 for the year ended December 31, 2008 was $0.5 million for TNMP.  At December 31, 2008, TNMP had accumulated accrued interest payable of $0.1 million.

The Company is included in the federal consolidated and several consolidated state income tax returns filed by PNMR.  The tax years prior to 2001 are closed to examination by either federal or state taxing authorities.  2001 and 2002 are open for examination only for certain items.  Tax year 2004 is closed to examination by federal taxing authorities, but open for some states.  Other tax years are open to examination by federal and state taxing authorities.

(12)     Pension and Other Postretirement Benefits

TNMP maintains a qualified defined benefit pension plan, a postretirement benefit plan providing medical and dental benefits, and an executive retirement program (“TNMP Plans”).  PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Participants in the TNMP Plans include eligible employees and retirees of TNMP, First Choice and other subsidiaries of TNP. The TNMP pension plan was frozen at December 31, 2005 with regard to new participants, salary levels and benefits.

In September 2006, the FASB issued SFAS 158, which requires a plan sponsor to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Such changes are to be reported in other comprehensive income. SFAS 158 became effective as of December 31, 2006.

SFAS 158 also requires unrecognized prior service costs and unrecognized gains or losses to be recorded in AOCI and subsequently amortized. The amortization of these incurred costs will ultimately be included in SFAS 87 or SFAS 106 expenses in subsequent years. To the extent the amortization of these items will ultimately be recovered in future rates as SFAS 87 and SFAS 106 expenses, TNMP records the costs as a regulatory asset or regulatory liability.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The Company has in place, for the TNMP Plans, a policy that defines the investment objectives, establishes performance goals of the asset managers and provides procedures for the manner in which investments are to be reviewed. The plans implement investment strategies to achieve the following objectives:

•
Maximize the return on assets, commensurate with the risk that the Corporate Investment Committee deems appropriate to:  meet the obligations of the pension plans and other postretirement benefits plans; minimize the volatility of expense; and account for contingencies; and

•	Generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumption.

Management is responsible for the determination of the asset target mix and the expected rate of return.   The target asset allocations are determined based on consultations with external investment advisors.  Under SFAS 87 and SFAS 106, as amended by SFAS 158, the expected long-term rate of return on pension and postretirement plan assets is calculated on the market-related value of assets. SFAS 87 and SFAS 106 require that actual gains and losses on pension and postretirement plan assets be recognized in the market-related value of assets equally over a period of not more than five years, which reduces year-to-year volatility. For the TNMP Plans, the market-related value of assets is equal to the prior year’s market related value of assets adjusted for contributions, benefit payments and investment gains and losses that lie within a corridor of plus or minus 4.0% around the expected return on market value. Gains and losses that lie outside the corridor are amortized over five years.  This market-related valuation recognizes the portion of return that is outside the range over a five-year period from the year in which the return occurs. As such, the future value of assets will be impacted as previously deferred returns are recorded.

Pension Plan

For defined benefit pension plans, including the executive retirement plan, the PBO represents the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered prior to that date using assumptions regarding future compensation levels. The accumulated benefit obligation represents the PBO without considering future compensation levels.  Since the plans are frozen, the PBO and accumulated benefit obligation are equal.  The following table presents information about the PBO, fair value of plan assets, and funded status of the plans:

	TNMP Plan
	Year Ended December 31,
	2008	2007
	(In thousands)

PBO at beginning of year	$66,619	$72,963
Service cost	-	-
Interest cost	4,243	4,229
Actuarial (gain) loss	279	(2,821)
Benefits paid	(7,113)	(7,752)
PBO at end of year	64,028	66,619
Fair value of plan assets at beginning of year	81,538	81,816
Actual return on plan assets	(21,001)	7,474
Benefits paid	(7,113)	(7,752)
Fair value of plan assets at end of year	53,424	81,538
Funded status-asset (liability) for pension benefits	$(10,604)	$14,919

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The following table presents information about prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2008.

TNMP Plan
December 31, 2008
Net actuarial (gain) loss
(In thousands)

Amounts in AOCI not yet recognized in net periodic cost (income) at beginning of year	$(1,087)
Experience loss (gain)	27,915
Regulatory asset (liability) adjustment	(26,542)
Amortization recognized in net periodic cost	8
Amounts in AOCI not yet recognized in net periodic cost (income) at end of year	$294

Amortization expected to be recognized in AOCI in 2009	$-

The following table presents the components of net periodic cost (income) recognized in the Consolidated Statements of Earnings:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
TNMP Plan
Service cost	$-	$-	$-
Interest cost	4,243	4,229	4,339
Long-term rate of return on plan assets	(6,635)	(6,840)	(7,018)
Amortization of net (gain) loss	(146)	(7)	-
Amortization of prior service cost	-	-	-
Net periodic benefit (income) cost	$(2,538)	$(2,618)	$(2,679)

The following significant weighted-average assumptions were used to determine the projected benefit obligation and net periodic cost (income):

	Year Ended December 31,
	2008	2007	2006

TNMP Plan
Discount rate for determining projected benefit obligation
at December 31	7.25%	6.72%	6.10%
Discount rate for determining net periodic cost (income)	6.72%	6.10%	5.75%
Long-term rate of return on plan assets	8.50%	8.75%	9.00%
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The change in discount rate resulted in a decrease in the TNMP PBO of $2.6 million at December 31, 2008.  Should actual experience differ from actuarial assumptions, the PBO and net periodic cost (income) would be affected.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO.  Factors that are considered

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The expected long-term rate of return assumption for the TNMP pension plan compares to the actual return (loss) of (26.9)% for the year ended December 31, 2008. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause TNMP’s 2009 net periodic cost to decrease $0.7 million (analogous changes would result from a 1% increase).

The following table outlines the asset allocations for the pension plans:

	TNMP Plan
	December 31,
	2008	2007

Equity securities	42%	50%
Fixed income	23%	23%
Alternative investments	35%	27%
	100%	100%

The pension plans target the following asset allocations:

TNMP
Plan

Equity securities	57.5%
Fixed income	22.5%
Alternative investments	20.0%
100%

Alternative investments include real estate, private equity, and hedge funds. The private equity and hedge fund investments are limited partner structures that are multi-manager multi-strategy funds. Real estate investments are with a private real estate investment trust that invests in a diversified portfolio of real estate, mortgages, and other real estate related assets. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds.

The following pension benefit payments, which reflect expected future service, are expected to be paid:

TNMP
Plan
(In thousands)

2009	$6,786
2010	$6,458
2011	$6,466
2012	$6,508
2013	$6,005
Years 2014 – 2018	$27,943

There has been a significant decline in the general price levels of marketable equity securities held by the pension plan in late 2008 and in early 2009. The impacts of this decline on future funding and expense will not be quantified until the funding and expense valuations for 2009 are performed.  Although, there are no contributions to the plan expected in 2009, it is likely that increased levels of funding will be required thereafter and additional amounts will be recorded as expense.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Other Postretirement Benefits

For the postretirement benefit plan, the APBO is the actuarial present value as of a date of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to that date.

The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plan:

	TNMP Plan
	Year Ended December 31,
	2008	2007
	(In thousands)

APBO at beginning of year	$10,779	$11,197
Service cost	284	394
Interest cost	715	661
Participant contributions	348	160
Actuarial (gain) loss	(869)	(1,180)
Benefits paid	(692)	(453)
APBO at end of year	10,565	10,779
Fair value of plan assets at beginning of year	7,907	7,162
Actual return on plan assets	(2,299)	661
Employer contributions	428	377
Participant contributions	348	160
Benefits paid	(692)	(453)
Fair value of plan assets at end of year	5,692	7,907
Funded status-APBO net (liability)	$(4,873)	$(2,872)

The following table presents information about prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2008.

	TNMP Plan
	December 31, 2008
	Prior service cost	Net actuarial (gain)/loss
	(In thousands)

Amount in AOCI not yet recognized in net periodic cost (income) at beginning of year	$18	$(196)
Experience loss (gain)	-	1,916
Regulatory asset (liability) adjustment	-	(1,822)
Amortization recognized in net periodic cost	(3)	13
Amounts in AOCI not yet recognized in net periodic cost (income) at end of year	$15	$(89)

Amortization expected to be recognized in AOCI in 2009	$(3)	$13

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The following table presents the components of net periodic cost recognized in the Consolidated Statements of Earnings:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
TNMP Plan
Service cost	$284	$394	$424
Interest cost	716	661	710
Long-term rate of return on plan assets	(486)	(456)	(456)
Amortization of prior service cost and regulatory asset	60	60	60
Amortization of net (gain) loss and regulatory asset	(271)	(156)	-
Net periodic benefit cost	$303	$503	$738

The following significant weighted-average assumptions were used to determine the accumulated postretirement benefit obligation and postretirement benefit cost:

	Year Ended December 31,
	2008	2007	2006
TNMP Plan
Discount rate for determining accumulated postretirement
benefit obligation at December 31	7.25%	6.91%	6.10%
Discount rate for determining postretirement benefit cost	6.91%	6.10%	5.75%
Long-term rate of return on plan assets	6.50%	6.70%	6.90%
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations.  The change in discount rate resulted in a decrease in the TNMP APBO obligation of $0.3 million.  Should actual experience differ from actuarial assumptions, the APBO and postretirement benefit cost would be affected.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The expected long-term rate of return assumption for the postretirement benefit plan compares to the actual return (loss) of (28.9)% for the year ended December 31, 2008. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause TNMP’s 2009 postretirement benefit cost to increase $0.1 million (analogous changes would result from a 1% increase).

TNMP’s exposure to cost increases in the postretirement benefit plan is minimized by a provision that limits TNMP’s share of costs under the plan. Costs of the plan in excess of the limit are wholly borne by the participants. TNMP reached the cost limit at the end of 2001. As a result, a one-percentage-point change in assumed health care cost trend rates would have no effect on either the net periodic expense or the year-end APBO.

The following table outlines the asset allocation for the other postretirement benefits:

	TNMP Plan
	December 31,
	2008	2007

Equity securities	58%	71%
Debt securities	42%	29%
	100%	100%

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

    The Company is currently targeting an asset allocation of 70% equity securities and 30% debt securities for the TNMP other postretirement benefits plan.

TNMP expects to make contributions totaling $0.3 million to the TNMP postretirement benefit plan in 2009.

The following other postretirement benefit payments, which reflect expected future service, are expected to be paid:

TNMP
Plan
(In thousands)

2009	$916
2010	$895
2011	$905
2012	$894
2013	$888
Years 2014 – 2018	$4,693

Executive Retirement Program

For the executive retirement program, the following table presents information about the PBO and funded status of the plans:

	TNMP Plan
	Year Ended December 31,
	2008	2007
	(In thousands)

PBO at beginning of year	$1,199	$1,325
Service cost	-	-
Interest cost	75	76
Actuarial gain	14	(39)
Benefits paid	(163)	(163)
PBO at end of year-funded status (liability)	$(1,125)	$(1,199)

Due to the minimal amount, TNMP makes monthly disbursements to plan beneficiaries versus funding a trust.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The following table presents information about prior service cost and net actuarial loss in AOCI as of December 31, 2008.

TNMP Plan
December 31, 2008
Net actuarial loss
(In thousands)

Amount in AOCI not yet recognized in net periodic cost (income) at beginning of year	$-
Experience loss (gain)	(14)
Regulatory asset (liability) adjustment	14
Amortization recognized in net periodic cost	-
Amount in AOCI not yet recognized in net periodic cost (income) at end of year	$-

Amortization expected to be recognized in AOCI in 2009	$-

The following table presents the components of net periodic cost recognized in the Consolidated Statements of Earnings:

	Pension Benefits
	Year Ended December 31,
	2008	2007	2006
	(In thousands)
TNMP Plan
Service cost	$-	$-	$-
Interest cost	75	76	76
Amortization of actuarial loss	-	-	-
Amortization of prior service cost	-	-	-
Net periodic benefit cost	$75	$76	$76

The following significant weighted-average assumptions were used to determine the projected benefit obligation and net periodic cost (income):

	Year Ended December 31,
	2008	2007	2006

TNMP Plan
Discount rate for determining projected benefit obligation
at December 31	7.25%	6.72%	6.10%
Discount rate for determining net periodic cost	6.72%	6.10%	5.75%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The change in discount rate resulted in a decrease in the TNMP PBO of less than $0.1 million at December 31, 2008. Should actual experience differ from actuarial assumptions, the projected benefit obligation and net periodic cost would be affected.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The following executive retirement plan payments, which reflect expected future service, are expected:

TNMP
Plan
(In thousands)

2009	$154
2010	$146
2011	$137
2012	$129
2013	$120
Years 2014 – 2018	$489

Other Retirement Plans

PNMR sponsors a 401(k) defined contribution plan for eligible employees, including those of TNMP.  Contributions to the 401(k) plan consist of a discretionary matching contribution equal to 75% of the first 6% of eligible compensation contributed by the employee on a before-tax basis.   TNMP also makes a non-matching contribution ranging from 3% to 10% of eligible compensation based on the eligible employee’s age. TNMP bears the cost of employer contributions for its direct employees and is allocated a portion of contributions for PNMR Services Company employees through billings for corporate services.

PNMR also provides executive deferred compensation benefits through an unfunded, non-qualified plan. The purpose of this plan is to permit certain key employees of PNMR who participate in the 401(k) defined contribution plan to defer compensation and receive credits without reference to the certain limitations on contributions. TNMP is allocated a portion of the plan’s costs through billings for corporate services.

(13)     Stock-Based Compensation Plans

PNMR has various types of stock-based compensation programs, including stock options, restricted stock and performance shares granted under the Performance Equity Plan (“PEP”).  All stock-based compensation is granted through stock-based employee compensation plans maintained by PNMR.  Although certain TNMP employees participate in the PNMR plans, TNMP does not have a separate employee stock-based compensation plan.

Performance Equity Plan

The PEP provides for the granting of non-qualified stock options, restricted stock rights, performance shares performance units and stock appreciation rights to officers, key employees and non-employee board members.  These options vest ratably over three years from the grant date of the award.  Re-pricing of stock options is prohibited unless specific shareholder approval is obtained.

SFAS 123R

Effective January 1, 2006, the Company adopted SFAS 123R, utilizing the modified prospective approach.  Prior to the adoption of SFAS 123R, stock option grants, performance shares and ESPP issuances were accounted for in accordance with the intrinsic value method prescribed in APB 25, and accordingly, no compensation expense was recognized for these awards.  Restricted stock was also accounted for under APB 25 and compensation expense was recognized for restricted stock awards prior to the adoption of SFAS 123R.  “Restricted stock” is the name of these awards provided for in the PEP and refers to awards of stock subject to vesting.  It does not refer to restricted shares with contractual post-vesting restrictions as defined in SFAS 123R.

Under the modified prospective approach, SFAS 123R applies to all new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Compensation expense recognized after January 1, 2006 includes compensation cost for all share-based payments granted prior to, but not

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  Prior periods were not restated to reflect the impact of adopting the new standard.

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

Total compensation expense for stock-based payment arrangements recognized by TNMP for the years ended December 31, 2008, 2007 and 2006 was $0.6 million, $1.1 million and $1.3 million.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	2008	2007	2006

Dividend yield	6.99%	3.02%	3.33%
Expected volatility	28.33%	18.68%	21.70%
Risk-free interest rates	2.69%	4.72%	4.37%
Expected life (years)	4.2	4.2	4.1

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

The Company estimates the fair value of restricted stock awards based on the market price of PNMR common stock on the date of grant reduced by the present value of estimated future dividends with the following weighted-average assumptions for the indicated periods:

	2008	2007	2006
Expected quarterly dividends per share	$0.23	$0.23	$0.20
Risk-free interest rate	2.93%	4.71%	4.64%

ESPP

Under the ESPP, employees were allowed to purchase shares of PNMR’s common stock at a 15% discount of the lower of the market price of stock at the beginning of the offering period and end of each purchase period for the

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

six months ended June 30, 2006.  Under the provisions of SFAS 123R, the compensation expense for the shares issued under the ESPP was determined based on the fair value of PNMR’s common stock using the Black-Scholes model.  Beginning July 1, 2006, the discount rate was changed to 5%, and the look-back feature was eliminated; therefore, the plan is no longer considered compensatory.

(14)	Construction Program

TNMP does not participate in the ownership or operation of any generating plants, but incurred construction expenditures of $51.1 million during 2008.

Construction Program

The Company anticipates making substantial capital expenditures for the construction and acquisition of utility plant and other property and equipment.  A summary of the budgeted construction expenditures is as follows:

	2009	2010	2011	2012	2013	Total
	(In millions)
TNMP	$61.6	$79.7	$79.1	$64.4	$54.1	$338.9

(15)	Asset Retirement Obligations

    The ARO is recorded in accordance with SFAS 143 and is based on the determination of underlying assumptions, such as the Company’s discount rate, estimates of the future costs for decommissioning and the timing of the removal activities to be performed.  Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified.  A reconciliation of ARO is as follows:

TNMP
(In thousands)

Liability at December 31, 2005	$639
Liabilities incurred	-
Liabilities settled	(7)
Accretion expense	54
Liability at December 31, 2006	686
Liabilities incurred	-
Liabilities settled	(8)
Accretion expense	52
Asset transferred with TNMP New Mexico asset transfer to PNM	(68)
Liability at December 31, 2007	662
Liabilities incurred	-
Liabilities settled	(7)
Accretion expense	56
Liability at December 31, 2008	$711

(16)	Commitments and Contingencies

There are various claims and lawsuits pending against the Company.  The Company is also subject to federal, state and local environmental laws and regulations.  In addition, the Company periodically enters into financial commitments in connection with its business operations.  It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its results of operations or financial position.  It is the Company’s policy to accrue for expected costs in accordance with SFAS 5, when it is probable that a liability has

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

been incurred and the amount of expected costs of these items to be incurred is reasonably estimable.  The Company is also involved in various legal proceedings in the normal course of its business.  The legal costs for these matters are accrued when the legal expenses are incurred.  The Company does not expect that any known lawsuits, environmental costs and commitments will have a material adverse effect on its financial condition, results of operations or cash flows, although the outcome of litigation, investigations and other legal proceedings is inherently uncertain.

(17)	Regulatory and Rate Matters

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

Interest Rate for Calculating Carrying Charges on TNMP’s Stranded Cost

The PUCT approved an amendment to the true-up rule in 2006, which results in a lower interest rate that TNMP is allowed to collect on the unsecuritized true-up balance through a CTC. The PUCT concluded that the correct rate at which a utility should accrue carrying costs through a CTC is the weighted average of an adjusted form of its marginal cost of debt and its unadjusted historical cost of debt, with the weighting based on the utility’s most recently authorized capital structure.  The new rate affects TNMP by lowering the previously approved carrying cost rate of 10.93%.  After regulatory proceedings, the PUCT issued an order approving the 8.31% rate proposed by TNMP and the PUCT staff. Various municipal intervenors (“Cities”) appealed the PUCT’s order to the District Court in Austin, Texas, with TNMP as an intervenor.  The District Court affirmed the PUCT’s decision and the Cities filed an appeal in the Texas 3rd Court of Appeals.  Oral argument was held on February 26, 2009.  TNMP is unable to predict the ultimate outcome of this matter.

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

60-Day Rate Review

In 2005, TNMP made a required 60-day rate review filing.  TNMP’s case establishes a CTC for recovery of the true-up balance.  In 2006, the PUCT issued a signed order which would allow TNMP to begin collecting its true-up balance, which includes carrying charges, over a 14-year period.  The order also allows TNMP to collect expenses associated with several cases over a three-year period.  TNMP began collecting its CTC and its rate case expenses on December 1, 2006.  In January 2007, this proceeding was appealed by various Texas cities to the District Court, in Austin, Texas.  TNMP has intervened. TNMP is unable to predict the ultimate outcome of this matter.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

In December 2008, the parties in the TNMP rate case requested that the case be abated and the ALJ granted the request.  The abatement suspends indefinitely all procedural deadlines and those dates will be rescheduled following the submittal of supplemental testimony by TNMP relating to costs incurred during Hurricane Ike and anticipated financing costs.  TNMP is unable to predict the ultimate outcome of this matter.

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

The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated.  The Company reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring and site closure.  Unless there is a probable amount, the Company records the lower end of such reasonably likely range of costs (classified as other deferred credits at undiscounted amounts).

The Company’s recorded liability estimated to remediate was as follows:

TNMP
December 31,
2008	2007
(In thousands)

$ -	$ -

The Company expended the following for remediation:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

TNMP	$-	$-	$246

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

(19)	Accumulated Other Comprehensive Income

AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders.  The following table sets forth each component of AOCI, net of income taxes:

			Mark-to-
	Unrealized		market for	Accumulated
	gain (loss)	Pension	cash-flow	other
	on	liability	hedge	comprehensive
	securities	adjustment	transactions	income (loss)
	(In thousands)
TNMP
Balance at December 31, 2007	$-	$823	$-	$823
Balance at December 31, 2008	$-	$(142)	$-	$(142)

(20)	Related Party Transactions

PNMR, PNM, and TNMP are considered related parties as defined in SFAS 57.  PNMR Services Company provides corporate services in accordance with shared services agreements.  These services are billed on a monthly basis at cost.

PNMR files a consolidated federal income tax return with its affiliated companies.  A tax allocation agreement exists between PNMR and TNMP.  The agreement provides that TNMP will compute its taxable income on a stand-alone basis.  If the result is a net tax liability, such amount shall be paid to PNMR.  If there are net operating losses and/or tax credits, TNMP shall receive payment for the tax savings from PNMR to the extent that PNMR is able to utilize those benefits.

See Note 6 for information on intercompany borrowing arrangements.

PNM and TNMP engaged in various affiliate transactions during 2006 to best utilize the resources held by both companies.  Through December 31, 2006, PNM also sold electricity and energy-scheduling services to TNMP under a long-term wholesale power contract.  Effective January 1, 2007, TNMP’s New Mexico customers were transferred to PNM.  TNMP sells transmission and distribution services to First Choice.

PNMR Services Company incurs capital expenditures related to buildings and software.  These expenditures are normally reimbursed through management fee billings as the assets depreciate.  In order to pay down line of credit borrowings, PNMR Services Company required capital expenditures to be reimbursed more timely.  In October 2006, all expenditures related to capital were billed to PNMR subsidiaries.  The amount paid by TNMP is in a deferred asset account that will be relieved as the assets on PNMR Services Company depreciate.

See Note 23 for information concerning the transfer of operations from TNMP to PNM.  The table below summarizes the nature and amount of related party transactions of TNMP:

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Electricity, transmission and distribution related services billings:
PNM to TNMP	$-	$126	$50,817
TNMP to PNMR	55,214	69,731	68,555

Services billings:
PNMR to TNMP	19,043	18,302	24,637
PNM to TNMP	1,672	261	554

PNMR Services capital expenditures fees:
TNMP to PNMR	-	18	5,281

Income tax sharing payments:
TNMP to PNMR	15,079	-	7,001
PNMR to TNMP	-	(15,529)	-

Interest payments:
TNMP to PNMR	133	1,165	-

(21)	New Accounting Pronouncements

Information regarding recently issued accounting pronouncements, including those that have not been adopted by the Company could have a material impact, is set forth below.

SFAS 162 – The Hierarchy of Generally Accepted Accounting Principles

The current GAAP hierarchy had been set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69.  The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS 162, which establishes the current hierarchy of GAAP, including making minor shifts in the hierarchy. This statement was effective November 15, 2008.  The Company has reviewed the impact of SFAS 162 and does not believe it will result in a change in current practice.

FSP FAS 132R-1 – Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB released FSP FAS 132R-1, which is effective for years ending after December 15, 2009 and changes the disclosure requirements for plan assets in a defined benefit pension or other postretirement benefit plan.  Entities are required to provide enhanced disclosures about (a) how investment allocation decisions are made, including the factors that are pertinent to understanding investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the level of fair value measurements using significant unobservable inputs and, (e) significant concentrations of risk within plan assets.  The company is currently reviewing the requirements of FSP FAS 132R-1 and will implement the required disclosures at December 31, 2009.

FSP FAS 157-2 – Effective Date of FASB Statement No. 157

As discussed in Note 8, the Company adopted SFAS 157 as of January 1, 2008.   On February 12, 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Company will adopt FSP FAS 157-2 and will apply it to fair value determinations utilized by the Company in evaluating long-lived and intangible assets for potential impairment in 2009, although the Company does not anticipate it will have a significant impact.

(22)     [omitted because not applicable]

(23)	Discontinued Operations

TNMP – New Mexico

In connection with the 2005 acquisition of TNP and its principal subsidiaries, TNMP and First Choice, the NMPRC stipulated that all TNMP’s New Mexico operations would transfer to the ownership of PNM.  This transfer took place on January 1, 2007 when TNMP transferred its New Mexico operational assets and liabilities to PNMR through redemption of TNMP’s common stock.  PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM.

In accordance with SFAS 144 and EITF 03-13, the Company determined that the New Mexico operations component of TNMP is required to be reported as discontinued operations in the TNMP Consolidated Statements of Operations for periods prior to January 1, 2007. Due to the fact the net assets were distributed to TNMP’s parent, PNMR, the assets and liabilities were considered “held and used” up until the date of transfer.  No gain or loss or impairments were recognized on the disposition due to the fact the transfer was among entities under common control.  Furthermore, the TNMP New Mexico operations are subject to traditional rate of return regulation.  Subsequent to the transfer, the NMPRC regulates these operations in the same manner as prior to the transfer.  Under SFAS 71, the assets and liabilities were recorded by PNM at TNMP’s carrying amounts, which represent their fair value within the regulatory environment.

The following table summarizes the results classified as discontinued operations in TNMP’s Consolidated Statements of Earnings:

Year Ended
December 31,
2006
(In thousands)

Operating revenues	$99,121
Operating expenses and other income	93,992
Earnings from discontinued operations before income tax	5,129
Income tax expense	1,548
Earnings from discontinued operations	$3,581

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The following table summarizes the TNMP New Mexico assets and liabilities transferred to PNM:

January 1,
2007
(In thousands)
Current assets	$15,444
Other property and investments	10
Utility plant, net	96,468
Goodwill	102,775
Deferred charges	1,377
Total assets transferred to PNM	216,074

Current liabilities	17,313
Long-term debt	1,065
Deferred credits and other liabilities	30,673
Total liabilities transferred to PNM	49,051

Net assets transferred between entities	$167,023

(24)	Business Improvement Plan

In 2007, the Company began a business improvement process that included a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  During 2007 and 2008, the Company implemented a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities.   The multi-phase process includes a business improvement plan to streamline internal processes and reduce the Company’s work force.  The utility-related process enhancements are designed to improve and centralize business functions.

 The Company has existing plans providing severance benefits to employees who are involuntarily terminated due to elimination of their positions.  Under SFAS 112, the severance benefits payable under the Company’s existing plans are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  At December 31, 2008 and 2007, the Company assessed the status of the business improvement plan process and the positions that were probable of being eliminated as determined at that time.  The Company calculated the severance benefits associated with those positions and recorded pre-tax expense in 2008 and 2007 of $0.1 million and $0.6 million.  As additional phases of the business improvement plan are developed, the associated costs will be analyzed and recorded as specified by GAAP.

(25)	Goodwill; Impairments

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June 6, 2005 acquisition of TNP was recorded as goodwill and was pushed down to the businesses acquired.  In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill of $102.8 million, were transferred to PNM.  See Note 23.

Under the provisions of SFAS 142, the Company evaluates its goodwill for impairment annually at the reporting unit level or more frequently if circumstances indicate that the goodwill may be impaired.  Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit.  The fair value of each reporting unit is estimated using a discounted cash flow methodology.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business and determination of appropriate weighted average cost of capital for each reporting unit.  Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment for each reporting unit.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

For goodwill, the first step of the impairment test requires that the Company compare the fair value of each reporting unit with its carrying value, including goodwill.  If as a result of this analysis, the Company concludes there is an indication of impairment in a reporting unit having goodwill, the Company is required to perform the second step of the SFAS 142 impairment analysis, determining the amount of goodwill impairment to be recorded.  The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount.  This exercise requires the Company to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit.  Any remaining fair value would be the implied fair value of goodwill on the testing date.  To the extent the recorded amount of goodwill of a reporting unit exceeds the implied fair value determined in step two, an impairment loss is reflected in results of operations.

The market capitalization of PNMR’s common stock has been significantly below book value during 2008, which is an indicator that intangible assets may be impaired.  The Company performed its annual testing of intangible assets as of April 1, 2008.  As a result of this analysis, the Company concluded there was an indication of impairment of goodwill.  The impairments of goodwill have no income tax effects. The impairments do not impact the Company’s cash flows.

The changes in the carrying amount of goodwill for the years ended December 31, 2008, 2007 and 2006 were as follows:

TNMP Electric
(In thousands)

Balance as of December 31, 2005	$367,245
Adjustments during 2006	(3,481)
Balance as of December 31, 2006	363,764
Adjustments during 2007	(102,643)
Balance as of December 31, 2007	261,121
Impairments	(34,456)
Balance as of December 31, 2008	$226,665

(26)	Quarterly Operating Results (Unaudited)

Unaudited operating results by quarters for 2008 and 2007 are presented below. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

		Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
TNMP
2008
Operating revenues	$42,228	$47,118	$51,097	$49,839
Operating income (loss)	10,583	(21,563)	15,506	12,924
Net earnings (loss)	3,730	(28,753)	8,093	8,137
2007
Operating revenues	40,928	43,536	52,680	43,277
Operating Income	8,107	11,555	21,062	11,946
Net earnings	938	4,234	10,228	3,008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Texas-New Mexico Power Company
Fort Worth, Texas

We have audited the consolidated financial statements of Texas-New Mexico Power Company and subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our reports thereon dated March 2, 2009 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R in 2006 and the adoption of Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007); such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audit also included the financial statement schedule of the Company listed in Item 15.  The financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

March 2, 2009
Dallas, Texas

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other		Balance at
Description	year	expenses	accounts	Write-offs	end of year
		(In thousands)
Allowance for doubtful accounts,
year ended December 31:

2006	$100	$25	$-	$94	$31

2007	$31	$3	$-	$34	$-

2008	$-	$144	$-	$144	$-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

TNMP

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this annual report, TNMP conducted an evaluation under the supervision and with the participation of TNMP’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Regulation 13A, Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

(b) Management’s report on internal control over financial reporting.

“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein.

(c) Changes in internal controls over financial reporting.

There has been one change in TNMP’s internal controls over financial reporting (as defined in Regulation 13A, Sections 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, TNMP’s internal control over financial reporting.

TNMP has selected Cognizant to provide application maintenance and support services, on an outsource basis, for selected applications related to customer service, complex billing, electronic data interchange, and ancillary applications that were previously performed internally. These services include development of additional application functionality, research and repair of code defects, table data maintenance, and installation and configuration of patches and upgrades. The data processed by these applications is integral to the accounts receivable and revenue recognition processes and their related line items on the registrant’s financial statements.

C-1

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Item 8.
(a) - 2.	Financial Statement Schedules for the years 2008, 2007, and 2006 are omitted for the reason that they are not required or the information is otherwise supplied under Item 8.

      (a) - 3-A.   Exhibits Filed:

Exhibit No.		Description

23.3	TNMP	Consent of Deloitte & Touche LLP for Texas-New Mexico Power Company

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

D-1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date: January 15, 2010	By	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and
Controller

E-1