Form 10-Q/A
period 2009-03-31
TEXAS NEW MEXICO POWER CO
filed 2010-01-15
CIK 22767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No.1)
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission	Name of Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
002-97230	Texas-New Mexico Power Company	75-0204070
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES___    NO___  (No Interactive Data Files required to be submitted)

Indicate by check mark whether TNMP is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer	Accelerated filer	Non-accelerated filer ✓

Indicate by check mark whether the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   ✓

The total number of shares of common stock of TNMP outstanding as of April 30, 2009 was 6,358 all held indirectly by PNM Resources, Inc. (“PNMR”) (and none held by non-affiliates).

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amendment No. 1”) amends TNMP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, initially filed with the Securities and Exchange Commission ("SEC") on May 6, 2009 (the “Original Filing”).

The Certifications of TNMP’s Chief Executive Officer and Principal Financial Officer, included as Exhibits 31.5 and 31.6 of the Original Filing inadvertently omitted certain language concerning internal controls over financial reporting.  TNMP is filing Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 to include the correct form of Certifications of its Chief Executive Officer and Principal Financial Officer, which are included as Exhibits 31.5 and 31.6 to Amendment No. 1.   In accordance with the requirements of the SEC, this Amendment No. 1 also includes Part I – Item 1 – Financial Statements and Item 4 – Controls and Procedures.  In addition, Item 4 has been amended to clarify management’s evaluation of disclosure controls and procedures.

The Original Filing was a combined filing of TNMP along with its ultimate parent, PNMR, and Public Service Company of New Mexico (“PNM”), another wholly owned subsidiary of PNMR.  Amendment No. 1 is being filed only by TNMP because no information about PNMR or PNM is being amended.  Accordingly, the Condensed Consolidated Financial Statements included in Item 1 are presented for TNMP only and not on a combined basis with PNMR and PNM.  The Notes to the Condensed Consolidated Financial Statements and cross references thereto have not been renumbered from the Original Filing.  Where an entire note was eliminated because it contained no information pertinent to TNMP, the note number was retained with an indication that the note was omitted.  The elimination of information concerning PNMR and PNM that is not necessary for TNMP’s financial statements necessitated minor grammatical and contextual changes in information from that included in the Original Filing.  However, there have been no substantive changes and no numerical changes in this Amendment No. 1 from TNMP’s financial statements included in the Original Filing.  With the exception of the minor corrections described above, Amendment No. 1 sets forth the financial statements of TNMP as contained in the Original Filing in their entirety.  Amendment No. 1 has been signed as of a current date and certifications of the TNMP’s Chief Executive Officer and Principal Financial Officer attached as exhibits hereto are given as of a current date.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update the Original Filing in any way other than to correct the items described above.

TNMP MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H) (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H) (2).

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

INDEX

Page No.
GLOSSARY	3
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings	6
Condensed Consolidated Balance Sheets	7
Condensed Consolidated Statements of Cash Flows	9
Condensed Consolidated Statements of Changes in Common Stockholder’s Equity	11
Condensed Consolidated Statements of Comprehensive Income	12
Notes to Condensed Consolidated Financial Statements	13
ITEM 4. CONTROLS AND PROCEDURES	20
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS	21
SIGNATURE	22

GLOSSARY

Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Optim Energy Twin Oaks, LP; formerly known as Altura Power L.P.
Altura Cogen	Optim Energy Altura Cogen, LLC; formerly known as Altura Cogen, LLC (the CoGen Lyondell Power Generation Facility)
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
APB	Accounting Principles Board
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
Cal PX	California Power Exchange
Cascade	Cascade Investment, L.L.C.
Continental	Continental Energy Systems, L.L.C.
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Limited Partnership
DOE	Department of Energy
ECJV	ECJV Holdings, LLC
EIP	Eastern Interconnection Project
EITF	Emerging Issues Task Force
EnergyCo	EnergyCo, LLC, a limited liability company, owned 50% by each of PNMR and ECJV; now known as Optim Energy
EPA	United States Environmental Protection Agency
EPE	El Paso Electric Company
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
FIP	Federal Implementation Plan
First Choice	First Choice Power, L. P. and Subsidiaries

Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
KWh	Kilowatt Hour
LBB	Lehman Brothers Bank, FSB, a subsidiary of LBH
LBH	Lehman Brothers Holdings Inc.
LCC	Lyondell Chemical Company
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMED	New Mexico Environment Department
NMGC	New Mexico Gas Company, a subsidiary of Continental
NMPRC	New Mexico Public Regulation Commission
NOX	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
O&M	Operations and Maintenance
OCI	Other Comprehensive Income
Optim Energy	Optim Energy, LLC, a limited liability company, owned 50% by each of PNMR and ECJV; formerly known as EnergyCo
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PRP	Potential Responsible Party
PUCT	Public Utility Commission of Texas
PVNGS	Palo Verde Nuclear Generating Station
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RFP	Request for Proposal
RMC	Risk Management Committee
SEC	United States Securities and Exchange Commission
SFAS	FASB Statement of Financial Accounting Standards
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act
Term Loan Agreement	PNM’s $300 Million Unsecured Delayed Draw Term Loan Facility
TNMP Bridge Facility	TNMP’s $100 Million Bridge Term Loan Credit Agreement
TNMP Facility	TNMP’s $200 Million Unsecured Revolving Credit Facility
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNP	TNP Enterprises, Inc. and Subsidiaries
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.

Valencia	Valencia Energy Facility
VaR	Value at Risk

Accounting Pronouncements (as amended and interpreted):

FIN 46R	FIN 46R “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51”
FSP FAS 157-2	FSP FAS 157-2 “Effective Date of FASB Statement No. 157”
SFAS 5	SFAS No. 5 “Accounting for Contingencies”
SFAS 57	SFAS No. 57 “Related Party Disclosures”
SFAS 106	SFAS No. 106 “Employers' Accounting for Postretirement Benefits Other Than Pensions”
SFAS 112	SFAS No. 112 “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43”
SFAS 128	SFAS No. 128 “Earnings per Share”
SFAS 133	SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141	SFAS No. 141 “Business Combinations”
SFAS 144	SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”
SFAS 157	SFAS No. 157 “Fair Value Measurements”
SFAS 160	SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”
SFAS 161	SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”

Note:  The above Glossary has not been updated from that included in the Original Filing and, therefore, contains defined terms and definitions that are not referred to in this Amendment No. 1.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Electric Operating Revenues	$41,225	$42,228

Operating Expenses:
Cost of energy	8,595	7,812
Administrative and general	8,329	6,570
Depreciation and amortization	8,598	8,359
Transmission and distribution costs	4,941	4,464
Taxes, other than income taxes	4,677	4,440
Total operating expenses	35,140	31,645
Operating income	6,085	10,583

Other Income and Deductions:
Interest income	-	2
Other income	417	414
Other deductions	(25)	(19)
Net other income and deductions	392	397

Interest Charges:
Interest on long-term debt	1,012	4,408
Other interest charges	3,083	581
Net interest charges	4,095	4,989

Earnings Before Income Taxes	2,382	5,991

Income Taxes	961	2,261

Net Earnings	$1,421	$3,730

The accompanying notes are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$59	$124
Special deposits	50	50
Accounts receivable	11,219	11,457
Unbilled revenues	4,594	6,421
Other receivables	1,872	480
Affiliate accounts receivable	5,004	7,110
Materials and supplies	1,718	1,625
Income taxes receivable	-	9
Other current assets	409	958

Total current assets	24,925	28,234

Other Property and Investments:
Other investments	556	550
Non-utility property	2,111	2,111

Total other property and investments	2,667	2,661

Utility Plant:
Electric plant in service	834,240	815,588
Common plant in service and plant held for future use	488	488
	834,728	816,076
Less accumulated depreciation and amortization	296,294	291,228
	538,434	524,848
Construction work in progress	17,700	30,948

Net utility plant	556,134	555,796

Deferred Charges and Other Assets:
Regulatory assets	132,512	134,660
Goodwill	226,665	226,665
Other deferred charges	29,095	23,982

Total deferred charges and other assets	388,272	385,307

	$971,998	$971,998

The accompanying notes are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$-	$150,000
Short-term debt – affiliate	38,800	14,100
Current installments of long-term debt	-	167,690
Accounts payable	3,850	11,846
Affiliate accounts payable	1,943	1,238
Accrued interest and taxes	26,878	35,118
Other current liabilities	2,508	3,111

Total current liabilities	73,979	383,103

Long-term Debt	309,242	-

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	110,105	111,193
Regulatory liabilities	33,748	35,028
Asset retirement obligations	726	711
Accrued pension liability and postretirement benefit cost	15,985	16,453
Derivative instruments	840	-
Other deferred credits	2,803	1,820

Total deferred credits and other liabilities	164,207	165,205

Total liabilities	547,428	548,308

Commitments and Contingencies (See Note 9)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	427,320	427,320
Accumulated other comprehensive income (loss), net of income tax	(683)	(142)
Retained earnings (deficit)	(2,131)	(3,552)

Total common stockholder’s equity	424,570	423,690

	$971,998	$971,998

The accompanying notes are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$1,421	$3,730
Adjustments to reconcile net earnings to
net cash flows from operating activities:
Depreciation and amortization	10,317	9,321
Deferred income tax expense (benefit)	(789)	(1,484)
Other, net	13	(681)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	2,065	(596)
Materials and supplies	(93)	(5)
Other current assets	(144)	545
Other assets	(11)	37
Accounts payable	(7,996)	(1,560)
Accrued interest and taxes	(8,230)	(2,995)
Other current liabilities	2,209	4,991
Other liabilities	(796)	220
Net cash flows from operating activities	(2,034)	11,523

Cash Flows From Investing Activities-
Utility plant additions	(8,052)	(8,669)
Net cash flows from investing activities	(8,052)	(8,669)

The accompanying notes are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	(150,000)	-
Short-term borrowings – affiliate	24,700	(2,904)
Long-term debt issuance	309,242	-
Repayment of long-term debt	(167,690)	-
Other, net	(6,231)	(50)
Net cash flows from financing activities	10,021	(2,954)

Change in Cash and Cash Equivalents	(65)	(100)
Cash and Cash Equivalents at Beginning of Period	124	187
Cash and Cash Equivalents at End of Period	$59	$87

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$8,650	$5,269
Income taxes paid (refunded), net	$(935)	$(858)

The accompanying notes are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated		Total
	Common Stock			Other	Retained	Common
	Number of	Aggregate	Paid-in	Comprehensive	Earnings	Stockholder’s
	Shares	Value	Capital	Income (Loss)	(Deficit)	Equity
			(Dollars in thousands)

Balance at December 31, 2008	6,358	$64	$427,320	$(142)	$(3,552)	$423,690
Net earnings	-	-	-	-	1,421	1,421
Total other comprehensive income (loss)	-	-	-	(541)	-	(541)
Balance at March 31, 2009	6,358	$64	$427,320	$(683)	$(2,131)	$424,570

The accompanying notes are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net Earnings	$1,421	$3,730

Other Comprehensive Income (Loss):

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $300 and $0	(541)	-

Total Other Comprehensive Income (Loss)	(541)	-

Comprehensive Income	$880	$3,730

The accompanying notes are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONDEDSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2009 and December 31, 2008, and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2009 and 2008.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could ultimately differ from those estimated.  The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations.  Readers of these financial statements should refer to TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in its 2008 Annual Report on Form 10-K/A.

Principles of Consolidation

The Condensed Consolidated Financial Statements of TNMP (the “Company”) include its accounts and those of subsidiaries in which it owns a majority voting interest.  PNMR shared services’ administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are allocated to the business segments.  Other significant intercompany transactions between PNMR, PNM, and TNMP include energy purchases and sales as well as transmission and distribution services.  All intercompany transactions and balances have been eliminated.  See Note 12.

Presentation

Certain amounts in the 2008 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2009 financial statement presentation.

(2)	[omitted because not applicable]

(3)	Segment Information

TNMP

TNMP is a regulated utility operating in Texas.  TNMP’s operations are subject to traditional rate regulation by the PUCT.  TNMP provides regulated transmission and distribution services in Texas under the TECA.  TNMP operates in only one reportable segment.

(4)	[omitted because not applicable]

(5)	[omitted because not applicable]

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONDEDSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Stock-Based Compensation

Information concerning stock-based compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements in the 2008 Annual Report on Form 10-K/A.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for options granted in the three months ended March 31, 2009:

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

Information concerning financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2008 Annual Report on Form 10-K/A.

Short-term Debt

TNMP had a revolving credit facility for borrowings up to $200.0 million under the TNMP Facility that was scheduled to expire May 13, 2009.  The maximum borrowing amount under the TNMP Facility was reduced to $75.0 million on March 23, 2009.  On April 30, 2009, TNMP entered into the $75 million TNMP Revolving Credit Facility described under Financing Activities below and the TNMP Facility terminated.  Short-term debt outstanding consists of:

	March 31,	December 31,
Short-term Debt	2009	2008
	(In thousands)

TNMP – Revolving credit facility	$-	$150,000

At April 30, 2009, TNMP had $73.5 million of availability under its revolving credit facility, including reductions of availability due to outstanding letters of credit.  At April 30, 2009, TNMP had no cash investments.

As of March 31, 2009, TNMP had outstanding borrowings of $38.8 million from PNMR under its intercompany loan agreement.

Financing Activities

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

NOTES TO CONDEDSED CONSOLIDATED FINANCIAL STATEMENTS
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

On March 25, 2009, TNMP entered into a $50.0 million loan agreement with Union Bank, N. A. (the “2009 Term Loan Agreement”).   TNMP borrowed $50.0 million under this agreement on March 30, 2009.  Borrowings under the 2009 Term Loan Agreement must be repaid by March 25, 2014 and are secured by $50.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009B Bonds”).  Through hedging arrangements, TNMP has established fixed interest rates of 6.05% for the first three years and 6.30% thereafter.  The hedging obligations are also secured by the Series 2009B Bonds.  The hedge is accounted for as a cash-flow hedge and its March 31, 2009 pre-tax fair value of $(0.8) million is included in other comprehensive income.  The fair value determination was made using Level 2 inputs under SFAS 157.

TNMP used the proceeds received from the 9.50% First Mortgage Bonds and the 2009 Term Loan Agreement to repay the $100.0 million borrowed under the TNMP Bridge Facility and the $150.0 million outstanding under the TNMP Facility.  The remaining proceeds, after offering expenses, were used to reduce intercompany borrowings from PNMR.

On April 30, 2009, TNMP entered into a new $75.0 million revolving credit facility among TNMP, certain lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “TNMP Revolving Credit Facility”), and the existing TNMP Facility was terminated.  Borrowings under the TNMP Revolving Credit Facility are secured by $75.0 million aggregate principal amount of first mortgage bonds of TNMP (the “Series 2009C Bonds”).  The TNMP Revolving Credit Facility, which will expire in April 2011, allows TNMP to borrow up to $75.0 million.

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

(8)	Pension and Other Postretirement Benefit Plans

TNMP maintains a qualified defined benefit pension plan, a postretirement benefit plan providing medical and dental benefits, and an executive retirement program (“TNMP Plans”).  PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Readers should refer to Note 12 of Notes to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K/A for additional information on these plans.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONDEDSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
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

TNMP made no first quarter contributions to its pension plan trust in either 2009 or 2008 and no contributions are anticipated for 2009.  Based on current law and estimates of portfolio performance, TNMP anticipates making contributions to its pension plan trust of approximately $1.8 million in 2010 and a total of $7.5 million for 2011-2013. For the three months ended March 31, 2009 and 2008, TNMP contributed zero and $0.2 million and expects to make contributions totaling $0.3 million during the year ended December 31, 2009 to the trust for other postretirement benefits.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were less than $0.1 million in the three months ended March 31, 2009 and 2008, and are expected to total $0.2 million during 2009.

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

(10)	Regulatory and Rate Matters

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

NOTES TO CONDEDSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In December 2008, the parties in the TNMP rate case requested that the case be abated and the ALJ granted the request.  The abatement suspended procedural deadlines until after the submittal of supplemental testimony by TNMP relating to costs incurred during Hurricane Ike and anticipated financing costs.  On March 31, 2009, TNMP

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONDEDSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

filed it supplemental testimony, requesting an additional revenue increase of $15.7 million annually. This amount includes a five year amortization of Hurricane Ike restoration cost, recovery of increased interest expense associated with the recent refinancing of TNMP’s debt, and additional carrying charges on the CTC balance.  Following a pre-hearing conference on April 30, 2009, the ALJ approved a procedural schedule that sets hearing on the merits for June 16-26, 2009 and contemplates a final order from the PUCT no later than October 9, 2009.  Discovery on TNMP’s supplemental filing and the intervenors’ positions is ongoing. TNMP is unable to predict the ultimate outcome of this matter.

Senate Bill 769

            On April 16, 2009, the Governor of Texas signed into law Senate Bill 769 (“SB 769”) concerning the recovery of hurricane costs by utilities.  SB 769 authorizes the PUCT, after a full review, to permit an electric utility to obtain timely recovery of system restoration costs, and permits utilities to use securitization financing for the recovery of such costs. The proposed costs can be approved in any current or future proceeding.

(11)	[omitted because not applicable]

(12)	Related Party Transactions

PNMR, PNM, and TNMP are considered related parties as defined in SFAS 57.  PNMR Services Company provides corporate services.  Additional information concerning the Company’s related party transactions is contained in Note 20 of the Notes to Consolidated Financial Statements in the 2008 Annual Report on Form 10-K/A.

The table below summarizes the nature and amount of other related party transactions of PNMR, PNM and TNMP:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Electricity, transmission and related services billings:
TNMP to PNMR	$9,303	$14,410

Services billings:
PNMR to TNMP	5,284	4,559
PNM to TNMP	133	-

Income tax sharing payments from:
PNMR to TNMP	-	858

Interest payments:
TNMP to PNMR	430	89

(13)	New Accounting Pronouncements

Note 21 of Notes to Consolidated Financial Statements in the 2008 Annual Report on Form 10-K/A contains information regarding recently issued accounting pronouncements that could have a material impact on the Company.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

NOTES TO CONDEDSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, until January 1, 2009, at which time it was adopted by the Company.  This FSP did not have a significant impact on the Company’s March 31, 2009 financial statements.  The Company will apply this FSP to the fair value determinations made by the Company in evaluating intangible assets for potential impairment, which will be performed during the second quarter of 2009; however, the Company does not anticipate it will have a significant impact.

In April 2009, the FASB issued the following FSP, which is effective for interim and annual reporting periods ending after June 15, 2009.  Early adoption is permitted for periods ending after March 15, 2009.  The Company has not early adopted this FSP.  The Company is currently reviewing the requirements of this FSP and will implement it and the required disclosures for the period ended June 30, 2009.  The Company does not anticipate this FSP will have a significant impact.

FSP FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments

FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments, currently required in annual financial statements,  to be included for interim reporting periods of publicly traded companies.

(14)	[omitted because not applicable]

(15)	[omitted because not applicable]

(16)	[omitted because not applicable]

ITEM 4.  CONTROLS AND PROCEDURES

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

Changes in internal controls over financial reporting

There have been no changes in TNMP’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

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

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date: January 15, 2010	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Controller
(Officer duly authorized to sign this report)