Form 10-K
period 2009-12-31
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2010-03-01
CIK 22767, 81023, 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission File Number	Names of Registrants, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
001-32462	PNM Resources, Inc. (A New Mexico Corporation) Alvarado Square Albuquerque, New Mexico 87158 (505) 241-2700	85-0468296

001-06986	Public Service Company of New Mexico (A New Mexico Corporation) Alvarado Square Albuquerque, New Mexico 87158 (505) 241-2700	85-0019030

002-97230	Texas-New Mexico Power Company (A Texas Corporation) 577 N. Garden Ridge Blvd. Lewisville, Texas 75067 (972) 420-4189	75-0204070

Securities Registered Pursuant To Section 12(b) Of The Act:
Name of Each Exchange
Registrant	Title of Each Class	on Which Registered
PNM Resources, Inc.	Common Stock, no par value	New York Stock Exchange

Securities Registered Pursuant To Section 12(g) Of The Act:
Registrant	Title of Each Class
Public Service Company of New Mexico	1965 Series, 4.58% Cumulative Preferred Stock
($100 stated value without sinking fund)

Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PNM Resources, Inc. (“PNMR”)	YES ✓	NO
Public Service Company of New Mexico (“PNM”)	YES	NO ✓
Texas-New Mexico Power Company (“TNMP”)	YES	NO ✓

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PNMR	YES	NO ✓
PNM	YES	NO ✓
TNMP	YES ✓	NO

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
PNMR	✓
PNM			✓
TNMP			✓

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   ✓

As of February 15, 2010, shares of common stock outstanding were.

PNMR	86,673,174
PNM	39,117,799
TNMP	6,358

On June 30, 2009 the aggregate market value of the voting stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $10.71 per share reported by The Wall Street Journal, was $925,123,470.

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of stockholders of PNMR to be held on May 18, 2010.

This combined Form 10-K is separately filed by PNMR, PNM and TNMP.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.   When this Form 10-K is incorporated by reference into any filing with the SEC made by PNMR, PNM or TNMP, as a registrant, the portions of this Form 10-K that relate to each other registrant are not incorporated by reference therein.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Optim Energy Twin Oaks, LP; formerly known as Altura Power L.P.
Altura Cogen	Optim Energy Altura Cogen, LLC; formerly known as Altura Cogen, LLC (the CoGen Lyondell Power Generation Facility)
AOCI	Accumulated Other Comprehensive Income
APBO	Accumulated Postretirement Benefit Obligation
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
BART	Best Available Retrofit Technology
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAIR	Clean Air Interstate Rule
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
CCB	Coal Combustion Byproducts
Constellation	Constellation Energy Commodities Group, Inc.
Continental	Continental Energy Systems, L.L.C.
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Limited Partnership
DOE	Department of Energy
ECJV	ECJV Holdings, LLC
EIP	Eastern Interconnection Project
EnergyCo	EnergyCo, LLC, a limited liability company, owned 50% by each of PNMR and ECJV; now known as Optim Energy
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
IRS	Internal Revenue Service
ISO	Independent System Operator
KWh	Kilowatt Hour
LBB	Lehman Brothers Bank, FSB, a subsidiary of LBH
LBCS	Lehman Brothers Commodity Services, a subsidiary of LBH
LBH	Lehman Brothers Holdings Inc.
LCC	Lyondell Chemical Company
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station

Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMGC	New Mexico Gas Company, a subsidiary of Continental
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOX	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
NSR	New Source Review
O&M	Operations and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
Optim Energy	Optim Energy, LLC, a limited liability company, owned 50% by each of PNMR and ECJV; formerly known as EnergyCo
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PRP	Potential Responsible Party
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
Pyramid	Tri-State Pyramid Unit 4
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REC	Renewable Energy Certificates
Reimbursement Agreement	PNM’s $100 Million Letter of Credit Facility
REP	Retail Electricity Provider
RMC	Risk Management Committee
SCE	Southern Cal Edison Company
SCPPA	Southern California Public Power Authority
SEC	United States Securities and Exchange Commission
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TCEQ	Texas Commission of Environmental Quality
TECA	Texas Electric Choice Act
Term Loan Agreement	PNM’s $300 Million Unsecured Delayed Draw Term Loan Facility
Throughput	Volumes of gas delivered, whether or not owned
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP Bridge Facility	TNMP’s $100 Million Bridge Term Loan Credit Agreement

v

TNMP Facility	TNMP’s $200 Million Unsecured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
TNMP Revolving Credit Facility	TNMP's $75 million Unsecured Revolving Credit Facility
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
UAMPS	Utah Associated Municipal Power System
Valencia	Valencia Energy Facility
VaR	Value at Risk
WSPP	Western Systems Power Pool

PART I

ITEM 1.	BUSINESS

THE COMPANY

Overview

    PNMR is an investor-owned holding company of energy and energy-related businesses.  PNMR’s primary subsidiaries are PNM, TNMP, and First Choice.  PNM is a public utility with regulated operations primarily engaged in the generation, transmission and distribution of electricity and, through January 29, 2009, the transmission and distribution and sale of natural gas.  PNM began service to New Mexico customers formerly served by TNMP effective January 1, 2007.  TNMP is a regulated utility operating in Texas and through December 31, 2006 in New Mexico.  In Texas, TNMP provides regulated transmission and distribution services.  First Choice is a competitive REP operating in Texas.  PNMR owns 50% of Optim Energy (formerly, EnergyCo), which is focused on unregulated electric operations, principally within the areas of Texas covered by ERCOT, including the development, operation and ownership of diverse generation assets and wholesale marketing.

    On January 12, 2008, PNM entered into an agreement to sell its natural gas operations, which comprised the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620.0 million in cash, subject to adjustment based on the level of working capital at closing.  Financial information regarding PNM’s gas operations, which are reflected as discontinued operations herein, is presented in Note 23.  In a separate transaction conditioned upon the sale of the natural gas operations, PNMR proposed to acquire CRHC, Continental’s regulated Texas electric transmission and distribution business, for $202.5 million in cash.  On July 22, 2008, PNMR and Continental agreed to terminate the agreement for the acquisition of CRHC.  The termination agreement provided that Continental pay PNMR $15.0 million upon the closing of the PNM Gas transaction.  PNMR completed the sale of its gas operations on January 30, 2009.  PNM used proceeds from the sale to retire short-term debt and paid a dividend of $220.0 million to PNMR. The remaining proceeds were used to pay income taxes on the gain from the sale.  PNMR used the dividend from PNM and the $15.0 million from Continental to retire debt.

    PNMR’s common stock trades on the New York Stock Exchange under the symbol PNM.  PNMR was incorporated in the State of New Mexico in 2000.

Other Information

    These filings for PNMR, PNM and TNMP include disclosures for PNMR, PNM and TNMP.  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  Discussions regarding only PNMR, PNM or TNMP will be indicated as such.  A reference to “MD&A” in this report refers to Part II, Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.  A reference to a “Note” refers to the accompanying Notes to Consolidated Financial Statements.

Financial information relating to amounts of sales, revenue, net income and total assets of reportable segments is contained in Part II, Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3.

WEBSITES

The PNMR website, www.pnmresources.com, is an important source of Company information and PNMR encourages investors, analysts and other interested parties to visit the website frequently. PNMR keeps the site updated and routinely posts new or updated information. PNMR encourages analysts, investors and other interested parties to register on the website to automatically receive Company information by e-mail. Once registered, participants can choose from a menu to automatically receive requested information, including news releases, notices of webcasts and filings with the SEC. Participants can unsubscribe at any time and will not receive information that was not requested.

PNMR’s Internet address is http://www.pnmresources.com; PNM’s Internet address is http://www.pnm.com; TNMP’s Internet address is http://www.tnpe.com.  The contents of these websites are not a part of this Form 10-K.  The filings of PNMR, PNM, and TNMP with the SEC, including annual reports on Form 10-K, quarterly reports on

Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, are accessible free of charge at http://www.pnmresources.com as soon as reasonably practicable after they are filed with, or furnished to, the SEC.  These reports are also available upon request in print from PNMR free of charge.  Additionally, PNMR's Corporate Governance Principles, code of ethics (Do the Right Thing-Principles of Business Conduct) and charters of its Audit and Ethics Committee, Board Governance and Human Resources Committee, Finance Committee, and Public Policy and Sustainability Committee are available at http://www.pnmresources.com/investors/governance.cfm and such information is available in print, without charge, to any shareholder who requests it.   The Company will post amendments to or waivers from its code of ethics (to the extent applicable to the Company’s executive officers and directors) at this location on its website.

OPERATIONS

PNM Electric

    PNM Electric is an electric utility that is primarily focused on providing service to its rate-regulated customers.  PNM Electric’s operations consist of generation, transmission and distribution of electricity for retail electric customers in New Mexico subject to the jurisdiction of the NMPRC and for wholesale customers in New Mexico and Arizona subject to the jurisdiction of FERC.  PNM Electric also provides transmission services to third parties.  PNM Electric also includes the generation and sale of electricity into the wholesale market.  PNM Electric provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of southern New Mexico, including those formerly served by TNMP.  PNM Electric owns or leases transmission lines, interconnected with other utilities in New Mexico, Texas, Arizona, Colorado and Utah.  The largest non-affiliated retail electric customer served by PNM Electric accounted for 2.5% of the PNM Electric’s revenues for the year ended December 31, 2009. PNM was incorporated in the State of New Mexico in 1917.

Customer rates for retail electric service are set by the NMPRC.  In February 2007, PNM filed a general rate case with the NMPRC for all of its New Mexico retail customers except those formerly served by TNMP.  Following NMPRC approvals, PNM implemented new electric rates reflecting an annual $34.4 million rate increase in May 2008 and, beginning in June 2008, an Emergency FPPAC through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, are passed through to customers on a monthly basis. In September 2008, PNM filed its 2008 Electric Rate Case requesting an increase in electric rates of $123.3 million and a more traditional FPPAC.  In this rate case, PNM proposed that its Luna and Lordsburg generating plants, as well as the Valencia PPA and the portion of PVNGS Unit 2 previously owned by another subsidiary of PNMR and leased to PNM, be included in resources subject to NMPRC jurisdiction and recovered through rates charged to retail customers.  In June 2009, the NMPRC approved a stipulation resolving all issues in the 2008 Electric Rate Case, including the inclusion of additional sources of power in determining rates.  The approved stipulation allows for an increase in annual non-fuel revenues of $77.1 million, 65% of which was implemented for bills rendered beginning July 1, 2009 and the remainder of which will be implemented April 1, 2010.  As an offset to the non-fuel revenue increase, PNM implemented a credit to customers totaling $26.3 million, representing the amount of revenues from past sales of SO2 allowances. This amount is being credited to customers over 21 months beginning July 1, 2009. PNM is prohibited from requesting a rate increase that would go into effect prior to January 1, 2011 for customers formerly served by TNMP.

Weather-normalized retail electric loads decreased by 1.7% in 2009.  PNM Electric’s system peak demands for its retail customers and firm requirements customers in the summer and the winter for the last three years are shown in the following table:

System Peak Demands

	2009	2008	2007
	(Megawatts)

Summer	1,866	1,901	1,933
Winter	1,531	1,643	1,606

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates.  These franchise agreements allow PNM to access public rights-of-way for placement of PNM’s electric facilities.  Franchise agreements have expired in some areas PNM serves, including Albuquerque, Santa Fe, and the City of Rio Rancho.  PNM remains obligated under New Mexico state law to provide service to customers in these franchise areas despite the absence of an effective franchise agreement, so the expirations should not have a material adverse impact on PNM’s business.  The Albuquerque, Rio Rancho, and Santa Fe metropolitan areas accounted for 43.7%, 9.1%, and 8.6% of PNM Electric’s 2009 revenues and no other franchise area represents more than 5%.  Although PNM does not collect or pay franchise fees in some areas it serves, PNM continues to collect and pay franchise fees in certain parts of its service territory, including Albuquerque, Santa Fe, and the City of Rio Rancho. A recent New Mexico Court of Appeals decision has raised concerns about the lawfulness of continuing to abide by expired franchise arrangements more than 25 years after the franchise was initially entered into.  The New Mexico Legislature has passed a bill validating the continuing use of expired franchise agreements regardless of age.  The Governor of New Mexico has until noon March 10, 2010 to sign or veto the bill.  Although the Company cannot predict what the Governor will do, it expects him to sign the bill.

PNM Electric owns or leases 3,170 circuit miles of electric transmission lines, interconnected with other utilities in New Mexico, Arizona, Colorado, Texas and Utah.  Due to rapid load growth in PNM Electric’s service territory in recent years and the lack of transmission development, most of the capacity on this transmission system is fully committed during peak hours and there is very little or no additional access available on a firm commitment basis. These factors result in physical constraints on the system and limit the ability to wheel power into PNM Electric’s service area from outside of New Mexico.

PNM Electric includes wholesale activities that consist of the generation and sale of electricity into the wholesale market.   PNMR completed its undertaking to move away from certain wholesale merchant activities within PNM Electric.  In June 2008, PNM completed the sale of certain wholesale power, natural gas and transmission contracts. See Note 8.  In addition, the Luna and Lordsburg assets became included in retail rates beginning in July 2009 with the rates set pursuant to PNM’s 2008 Electric Rate Case.  See Note 17.  Because PNM's share of Unit 3 at the PVNGS is excluded from retail rates, it can remain within PNM and its power can continue to be sold on the wholesale market. In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW, through December 31, 2010.  PNM Electric also engages in activities to optimize its existing jurisdictional assets and long-term purchase power agreements through spot market, hour ahead, day ahead, week ahead and other sales of any excess generation not required to fulfill PNM Electric’s retail load and contractual commitments.  Revenues from these sales are credited to retail customers through the FPPAC.

PNM Electric has entered into various firm-requirements wholesale electric sales contracts.  These contracts contain fixed capacity charges in addition to energy charges.  Capacity charges are fixed monthly payments for a commitment of resources to service the contract requirements.  Energy charges are payments based on the amount of electricity delivered to the customer intended to compensate PNM Electric for its variable costs incurred to provide the energy.  PNM Electric’s firm-requirements demand was 110 MW in 2009, and is expected, based solely on existing contracts, to be 108 MW in 2010, 111 MW in 2011, and 115 MW in 2012.  No firm-requirements customer of PNM Electric accounted for more than 1.7% of the PNM Electric's revenues for the year ended December 31, 2009.

TNMP Electric

    TNMP Electric consists of all the operations of TNMP.  TNMP is a regulated utility operating in Texas and, through December 31, 2006, in New Mexico. TNMP’s predecessor was organized in 1925 and TNMP is incorporated in the State of Texas.

In Texas, TNMP Electric provides regulated transmission and distribution services under the provisions of TECA and the Texas Public Utility Regulatory Act.  TNMP Electric serves a market of small-to-medium-sized communities most of which have populations of less than 50,000.  In most areas that TNMP Electric serves, it is the exclusive provider of transmission and distribution services.

TNMP Electric’s Texas territory consists of three non-contiguous areas.  One portion of this territory extends from Lewisville, which is approximately 10 miles north of the Dallas-Fort Worth International Airport, eastward to municipalities near the Red River, and to communities north, west and south of Fort Worth.  The second portion of its territory includes the area along the Texas Gulf Coast between Houston and Galveston, and the third portion includes areas of far west Texas between Midland and El Paso.  TNMP Electric’s Texas operations lie entirely within the ERCOT region.  ERCOT is the independent system operator that is responsible for maintaining reliable operations for the bulk electric power supply system in the ERCOT region, which is located entirely within Texas.  See Rates and Regulation below for more information about ERCOT.

TNMP Electric provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service within TNMP Electric’s Texas service area.  As of December 31, 2009, 70 active REPs served customers that receive transmission and distribution services from TNMP Electric.  First Choice, TNMP Electric’s affiliated REP, was TNMP Electric’s largest customer and accounted for 21.5% of TNMP's revenues for the year ended December 31, 2009.  Revenues of TNMP’s next largest customers accounted for 20.4% and 13.0% of revenues.  No other customers accounted for more than 10% of revenues.

In August 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues, which would be TNMP’s first increase in rates since 2002.  Hurricane Ike, which struck the Texas Gulf Coast on September 13, 2008, caused extensive damage to the city of Galveston and the surrounding communities.  In March 2009, TNMP filed supplemental testimony, requesting an additional revenue increase of $15.7 million annually relating to costs incurred during Hurricane Ike and anticipated increased financing costs. In June 2009, TNMP and the other parties in the rate case announced that a unanimous settlement had been reached. The settlement permits TNMP to increase revenues by $12.7 million annually.  This increase reflects interest and other costs associated with its March 2009 debt refinancing and the settlement adjusts the interest rate TNMP is allowed to collect on its CTC to reflect those costs.  The rate increase includes recovery of $17.6 million of Hurricane Ike restoration costs plus carrying costs over five years. The settlement was approved by the PUCT in August 2009 and rates went into effect for bills rendered on or after September 1, 2009.

TNMP holds long-term, non-exclusive franchise agreements for its electric transmission and distribution services with varying expiration dates, including some that have expired.  TNMP intends to negotiate and execute new or amended franchise agreements with municipalities where the agreements have expired or will be expiring.  Since TNMP Electric is the exclusive provider of transmission and distribution services in most areas that it serves, the need to renew or renegotiate franchise agreements should not have a material adverse impact on TNMP’s business.  TNMP also earns revenues from service provided to facilities in its service area that lie outside the territorial jurisdiction of the municipalities with which TNMP has franchise agreements.

PNM Gas

PNM Gas distributed natural gas to most of the large communities in New Mexico, including Albuquerque and Santa Fe, through January 29, 2009 under rates that were subject to traditional rate regulation by the NMPRC.  On January 12, 2008, PNM entered into an agreement to sell PNM Gas.   On January 30, 2009, PNM completed the sale.  See Note 2 and Note 23.

PNM Gas had a customer base that included both sales-service customers and transportation-service customers.  Sales-service customers purchased natural gas and received transportation and delivery services from PNM Gas for which PNM Gas received both cost-of-gas and cost-of-service revenues.  Cost-of-gas revenues collected from its sales-service customers were recovered in accordance with NMPRC regulations through the PNM Gas PGAC and represented a pass-through of the cost of natural gas to the customer.  As a result, increases or decreases in gas revenues resulting from wholesale gas price fluctuations did not impact gross margin.  Additionally, PNM Gas made occasional gas sales to off-system sales customers.  Off-system sales deliveries generally occurred at pipeline interconnections with the PNM Gas system and profits were shared between PNM Gas and its regulated customers on a 30%/70% basis.

Altura

    On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased Twin Oaks, which included a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas.  PNMR acquired Twin Oaks to expand its merchant generation capacity in order to serve a growing wholesale market in the Southwest. Effective June 1, 2007, PNMR contributed Altura, including Twin Oaks, to Optim Energy.  See Note 2 and Note 22.  The results of Twin

Oaks operations have been included in the Consolidated Financial Statements of PNMR from April 18, 2006 through May 31, 2007.

Optim Energy

In January 2007, PNMR and ECJV created EnergyCo to serve expanding U.S. markets, principally the areas of Texas covered by ERCOT.  In February 2009, the name of EnergyCo was changed to Optim Energy and references to Optim Energy herein encompass periods prior to the name change.  ECJV is a wholly owned subsidiary of Cascade, which is a large PNMR shareholder.  PNMR and ECJV each have a 50 percent ownership interest in Optim Energy, a limited liability company.  On June 1, 2007, PNMR contributed its ownership of Altura, including the Twin Oaks plant, to Optim Energy at fair value of $549.6 million, as adjusted to reflect changes in working capital.  ECJV made a cash contribution to Optim Energy equal to 50% of the fair value amount and Optim Energy distributed that cash to PNMR. In August 2007, Optim Energy completed the acquisition of the Altura Cogen plant, a cogeneration electric and steam generating plant.  Optim Energy co-developed another electric generating unit at Cedar Bayou that was completed in June 2009.

Optim Energy’s strategy had been focused on expanding unregulated operations in one of the nation’s growing power markets.  Optim Energy’s business consisted of development, operation and ownership of diverse generation assets, and wholesale marketing to optimize its assets. In 2009, Optim Energy was affected by continuing adverse market conditions, primarily low natural gas and power prices.  In response to those adverse conditions, Optim Energy changed its current strategy and near-term focus in October 2009. Optim Energy is currently focused on utilizing cash flow from operations to reduce debt and optimizing its current generation assets as a stand-alone independent power producer.  The goal is to position Optim Energy to optimize its performance under current market conditions with the expectation of being able to take advantage of any economic recovery in the power and gas markets over the next several years.

 PNMR accounts for its 50% ownership interest in Optim Energy using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over Optim Energy and its operations.  PNMR records as income its percentage share of earnings or losses of Optim Energy and carries its investment at cost, adjusted for its share of undistributed earnings or losses.  Accordingly, Optim Energy’s revenues and expenses are not included in PNMR’s consolidated revenues and expenses. See Note 22.

First Choice

First Choice is a certified REP operating in ERCOT, which provides electricity to residential, small commercial and governmental customers.  First Choice’s services include acquiring retail customers, setting up retail accounts, handling customer inquiries and complaints, and acting as a liaison between the transmission and distribution companies and retail customers.  First Choice focuses its competitive customer acquisition efforts in the major Texas metropolitan areas that are open to electric choice within ERCOT, including Dallas-Fort Worth, Houston, Corpus Christi, and McAllen-Harlingen.  Due to the competitive nature of the Texas market, First Choice, similar to other REPs, experiences significant turnover in its customer base.  There is no provision under Texas regulation that requires customers to pay their previous REP before obtaining service from another REP.  In 2008 and early 2009, this was exacerbated by the impacts of Hurricane Ike and depressed economic conditions, which resulted in significant increases in the levels of uncollectible accounts and bad debt expense.  Although First Choice is regulated in certain respects by the PUCT under ERCOT, its business is not subject to traditional rate of return regulation.

First Choice’s load fluctuates continuously due to, among other things, customer additions and losses, changes in customer usage, and seasonality of weather.  First Choice continually monitors and revises its load forecast to account for changing competitive customer loads.  First Choice develops short-term load forecasts to identify short-term load surpluses and shortages, and to ensure that hedges are in place to cover forecasted sales.  To the extent these short-term load forecasts identify shortages, First Choice covers shortages through short-term power purchases or through purchases on the ERCOT balancing market.

First Choice experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather.  In 2009, approximately 33% of First Choice’s consolidated annual revenues were recorded in June, July, and August.

    First Choice is exposed to market risk to the extent that its retail rates or cost of supply fluctuates with market prices.  Additionally, fluctuations in First Choice retail load requirements that are greater than anticipated may subject First Choice to market risk.  First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply.

Corporate and Other

PNMR Services Company provides corporate services through shared services agreements to PNMR, to all of PNMR's business units, including First Choice, PNM and TNMP, and to Optim Energy.  These services are charged and billed on a monthly basis to the business units.  Billings are at cost, except for Optim Energy, which includes a profit element.  PNMR Services Company is included in the Corporate and Other segment.

SOURCES OF POWER

PNMR

First Choice assumed the energy supply activities of TNMP in Texas in 2002.  Constellation was the primary supplier of power for First Choice’s customers through the end of 2006.  Additionally, Constellation agreed to supply power in certain transactions under the PSA beyond the date when that commitment expired.  The obligations of Constellation were extended until January 31, 2008.  First Choice currently has no long-term power supply agreements.  Therefore, First Choice is exposed to market risk if power prices increase faster or in excess of its ability to increase rates to its customers.  Power to serve First Choice’s customers is being obtained through short-term market purchases.

PNM

As of December 31, 2009, the total net generation capacity of facilities owned or leased by PNM was 2,336 MW.  See Item 2. Properties.  PNM also obtains power under long-term PPAs as described below.  PNM Electric’s total generation capacity from these sources is:

Owned and leased	2,336 MW
Long-term PPAs:
New Mexico Wind Energy Center	200 MW
SPS contingent	125 MW
Tri-State	50 MW
Total	2,711 MW

Owned and Leased

SJGS’ equivalent availability was 84.9% and 76.5% for the years ended December 31, 2009 and 2008.  PVNGS’ equivalent availability was 87.0% and 83.0% for the years ended December 31, 2009 and 2008.  Four Corners’ equivalent availability was 87.5% and 78.8% for the years ended December 31, 2009 and 2008.  SJGS is operated by PNM. Four Corners and PVNGS are operated by APS.

PNM’s Lordsburg plant was built to serve wholesale customers and other sales rather than New Mexico retail customers.  In 2004, a subsidiary of PNMR purchased a one-third interest in Luna, a 570 MW, partially constructed, natural gas-fired power plant near Deming in southern New Mexico.  In 2005, the one-third interest in Luna was transferred to PNM.  These plants became included in retail rates beginning in July 2009 pursuant to the 2008 Electric Rate Case.   See Note 17.

In 2007, PNM Electric completed the conversion of Afton to a combined cycle plant.  The NMPRC approved bringing Afton into retail rates, with 50% of Afton's capacity designated to serve customers formerly served by TNMP that became customers of PNM effective January 1, 2007, and the other 50% designated to serve PNM Electric's other retail customers.

PNM leases portions of PVNGS and the lease payments are recovered through retail rates approved by the NMPRC.  In July 2009, PNM acquired the ownership of a portion of PVNGS Unit 2 previously owned by another

PNMR subsidiary and leased to PNM, including it in rates charged to retail customers on an ownership basis.  See Item 2. Properties, Note 7, and Note 17 for additional information.

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

On April 18, 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Belen, New Mexico.  Valencia became operational on May 30, 2008.  A third-party built, owns and operates the facility.  PNM is the sole purchaser of the electricity generated. The term of the PPA is for 20 years beginning June 1, 2008.  Valencia became included in retail rates charged to customers beginning with the 2008 Electric Rate Case.  PNM has evaluated the accounting treatment of this arrangement and concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP since PNM will absorb the majority of the variability in the cash flows of the plant.  As the primary beneficiary, PNM consolidates the entity in its financial statements.  Accordingly, the assets of Valencia are included in the consolidated financial statements of PNM although PNM has no legal ownership interest or voting control of the variable interest entity.  The 145 MW capacity of Valencia is reflected as owned in the above table.  See Note 9 and Note 17.

Joint Projects

SJGS, PVNGS, and Four Corners are joint projects each owned or leased by several different utilities.  Some participants in the joint projects are investor-owned utilities, while others are municipally or co-operatively owned.  Furthermore, participants in SJGS and Four Corners may have varying percentage interests in different generating units within the project.  The primary operating or participation agreements for the joint projects expire in 2017 for Four Corners, 2022 for SJGS, and 2027 for PVNGS.  In addition, SJGS and Four Corners are coal-fired generating plants that obtain their coal requirements from mines near the plants.  The agreements for coal supply expire in 2016 for Four Corners and 2017 for SJGS.  Four Corners is situated on land under a lease from the Navajo Nation, which expires in 2017, but provides for a 50 year renewal option.  Portions of PNM’s interests in PVNGS Units 1 and 2 are through leases that expire in 2015 and 2016, but contain certain fixed-rate renewal and fair market value purchase options.  Several of the participants in the joint projects are located in California.  There are legislative and regulatory mandates in California that prohibit utilities from entering into new, or extending existing, arrangements for coal-fired generation.  It is also possible that the participants in the joint projects have changed circumstances and objectives from those existing at the time of becoming participants.  The status of the joint projects is further complicated by the uncertainty surrounding the form of potential legislation and/or regulation of GHG, CCBs and other air emissions, as well as the impacts of the costs of compliance and operational viability of all or certain units within the joint projects.  It is unclear how these factors will enter into discussion and negotiations concerning the status of the joint projects as the expiration of basic operational agreements approaches and PNM can provide no assurance that its participation in the joint projects will continue in the manner that currently exists.

PPAs

In addition to generating its own power, PNM Electric purchases power in the open market under long-term PPAs.  PNM also purchases power in the forward, day-ahead and real-time markets.

In 2002, PNM entered into an agreement with FPL to develop a 200 MW wind generation facility in New Mexico.  PNM began receiving commercial power from the project in June 2003.  FPL owns and operates the New Mexico Wind Energy Center, which consists of 136 wind-powered turbines on a site in eastern New Mexico.  PNM has a contract to purchase all the power and RECs generated by the New Mexico Wind Energy Center for 25 years.  In 2003, PNM received approval from the NMPRC for a voluntary tariff that allows PNM retail customers to buy wind-generated electricity for a small monthly premium.  Power from the New Mexico Wind Energy Center is used to service load under the voluntary tariff and as part of PNM’s electric supply mix for meeting retail load, as well as for meeting wholesale load.

In addition, PNM has long-term PPAs with SPS to purchase 125 MW of interruptible power through November 2010, reducing to 100 MW through May 2011, and with Tri-State to purchase 50 MW of firm power and capacity through June 2010.  See Owned and Leased above regarding the Valencia PPA.

A summary of purchased power is as follows:

	Year Ended December 31,
	2009	2008	2007

Purchased under long-term PPAs
MWh	1,574,062	2,274,276	2,370,364
Cost per MWh	$48.64	$57.43	$47.23

Other purchased power
Total MWh	1,083,272	2,640,131	6,575,882
Cost per MWh	$37.42	$68.82	$61.97

TNMP

TNMP provides only transmission and distribution services and does not sell power.

FUEL AND WATER SUPPLY

PNMR

The coal requirements for Twin Oaks were supplied by a long-term fuel supply agreement during the period PNMR owned Twin Oaks.  PNMR and Altura are not responsible under this agreement for the decommissioning or reclamation costs of the supplying mine.  Upon PNMR’s contribution of Altura to Optim Energy, PNMR has no benefits or obligations under this fuel supply agreement.

PNM

The percentages of PNM’s generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel and gas and oil, and the average costs to PNM of those fuels per million BTU, during the past three years were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of	Average	Percent of	Average	Percent of	Average
	Generation	Cost	Generation	Cost	Generation	Cost

2009	61.3%	$2.25	27.6%	$0.56	11.1%	$3.52
2008	58.7%	$2.28	27.9%	$0.51	13.4%	$8.10
2007	65.1%	$1.79	27.2%	$0.53	7.7%	$5.28

The generation mix for 2010 is expected to be 62.6% coal, 26.0% nuclear and 11.4% gas and oil.  Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future.  See Sources of Power - PNM - PPAs for information concerning the cost of purchased power.

Coal

See Note 16 for information about PNM’s coal supply.

Natural Gas

The natural gas used as fuel for the electric generating plants is procured on the open market and delivered by third party transportation providers and PNM Gas (through January 29, 2009 and thereafter by NMGC) through its transportation facilities.

Nuclear Fuel

PNM is one of several participants in PVNGS. See Note 14.  The fuel cycle for PVNGS is comprised of the following stages:

●	mining and milling of uranium ore to produce uranium concentrates;
●	conversion of uranium concentrates to uranium hexafluoride;
●	enrichment of uranium hexafluoride;
●	fabrication of fuel assemblies;
●	utilization of fuel assemblies in reactors; and
●	storage and disposal of spent nuclear fuel.

    The PVNGS participants are continually identifying their future fuel needs and negotiating arrangements to fill those needs.  The PVNGS participants have contracted for all of PVNGS’s requirements for uranium concentrates through 2011.  New contracts are currently being negotiated that would meet the plant’s conversion services needs through 2011, taking into account available inventory.  The participants have also contracted for all of PVNGS’s enrichment services through 2013 and all of PVNGS’s fuel assembly fabrication services until at least 2015.

PVNGS has sufficient capacity at its on-site independent spent fuel storage installation (“ISFSI”) to store all of the nuclear fuel that will be irradiated during the initial operating license period, through 2027.  Additionally, PVNGS has sufficient capacity at its on-site ISFSI to store a portion of the fuel that will be irradiated during the period of extended operation.  If uncertainties regarding the United States government’s obligation to accept and store used fuel are not favorably resolved, the PVNGS participants will evaluate alternative storage solutions that may obviate the need to expand the ISFSI to accommodate all of the fuel that will be irradiated during the period of extended operation.  See Note 16.

Water Supply

See Note 16 for information about PNM's water supply.

RATES AND REGULATION

The items below describe certain of the more significant rate and regulatory matters that are relevant to the Company.  See Notes 16 and 17 for a discussion of additional rate and regulatory matters.

PNMR

First Choice

First Choice is a member of ERCOT, the ISO responsible for maintaining reliable operations of the bulk electric power grid in the Texas deregulated electricity market.  ERCOT does not operate a centrally dispatched pool and does not procure energy on behalf of its members other than to maintain the reliable operation of the transmission system.  ERCOT also serves as a clearinghouse for procuring ancillary services.

Members of ERCOT include independent REPs, investor owned utilities, municipals, cooperatives, independent generators, independent power marketers, and consumers.  The electric market served by ERCOT operates under the reliability standards set by the North American Electric Reliability Council.  The PUCT has primary jurisdictional authority over the electric market served by ERCOT and the reliability of electricity across Texas' main interconnected power grid.

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

PNM

Regulation

    PNM is subject to the jurisdiction of the NMPRC with respect to its retail electric rates, service, accounting, issuances of securities, construction of major new generation, transmission, and distribution facilities and other matters regarding retail utility services provided in New Mexico.  The NMPRC approved PNM implementing new electric rates reflecting a $34.4 million rate increase in May 2008 and also implementing an Emergency FPPAC in June 2008. In the 2008 Electric Rate Case, the NMPRC approved PNM implementing new electric rates reflecting an increase in annual non-fuel revenues of $77.1 million, of which 65% was implemented for bills beginning on July 1, 2009 and the remaining 35% will be implemented in rates as of April 1, 2010. The NMPRC also approved a more traditional FPPAC.  See Note 17.  FERC has jurisdiction over rates and other matters related to wholesale electric sales and cost recovery for a portion of PNM’s transmission network.

Operations Transferred from TNMP

In connection with obtaining the approval of the NMPRC for PNMR’s acquisition of TNP, including TNMP, PNMR agreed to reduce rates for TNMP’s New Mexico customers, except one large industrial customer, by 1.851 cents per KWh in 2006 through 2007, by an additional 0.1 cents per KWh in 2008, and by a further 0.1 cents per KWh in 2009. No rate increase can be requested that would go into effect prior to January 1, 2011.  Effective January 1, 2007, the New Mexico utility operations of TNMP were transferred to PNM and these provisions regarding rates remain in effect.

Renewable Portfolio Standard

The Renewable Energy Act of 2004 was enacted to encourage the development of renewable energy in New Mexico.  The act establishes a mandatory renewable energy portfolio standard requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006 and, as amended effective July 1, 2007, increasing to 10% by 2011, 15% by 2015 and 20% by 2020.  The act provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans and requires the NMPRC to establish RCT for the procurement of renewable resources to prevent excessive costs being added to rates.

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

In August 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues.  TNMP amended its request by $15.7 million to include recovery of costs related to Hurricane Ike, as well as anticipated debt financing costs.  In August 2009, the PUCT approved a settlement that permits TNMP to increase revenues by $12.7 million annually.  This increase reflects interest and other costs associated with its March 2009 debt refinancing and adjusts the interest rate TNMP is allowed to collect on its CTC to reflect those costs.  The rate increase includes recovery of $17.6 million of Hurricane Ike restoration costs plus carrying costs over five years. See Note 17.

ENVIRONMENTAL MATTERS

Electric and gas utilities are subject to stringent laws and regulations for protection of the environment by local, state, federal and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has the authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act.  The liabilities under these laws and regulations can be material and, in some instances, may be imposed without regard to fault, or may be imposed for past acts, whether or not such acts were lawful at the time they occurred.  See MD&A - Critical Accounting Policies for a discussion of applicable accounting policies and – Other

Issues Facing the Company – Climate Change Issues for information on greenhouse gas emissions.  In addition, see Notes 16 and 18 for information related to the following matters, incorporated in this item by reference.

  Note 16
●	PVNGS Decommissioning Funding
●	Nuclear Spent Fuel and Waste Disposal
●	Environmental Matters under the caption “The Clean Air Act”
●	Santa Fe Generating Station
●	Environmental Matters under the caption “Coal Combustion Waste Disposal”
●	Gila River Indian Reservation Superfund Site

  Note 18
●	Environmental Issues

COMPETITION

Through certain of its subsidiaries, PNMR is a merchant utility and a regulated energy service provider.  Regulated utilities are generally not subject to competition from other utilities in areas that are under the jurisdiction of state regulatory commissions.  In New Mexico, PNM does not have competition for services provided to its retail electric customers.  In Texas, TNMP is not currently in any direct retail competition with any other regulated electric utility.  However, the Company is subject to customer conservation activities and initiatives to utilize alternative energy sources.  As a merchant utility, PNMR is subject to competition in the wholesale markets and the deregulated electricity market in Texas.  Additional information relating to the competitive environment in which the Company operates in is contained in MD&A.

    The Company is subject to varying degrees of competition in certain territories adjacent to or within the areas it serves with other utilities in its region as well as with rural electric cooperatives and municipal utilities.  The Company is involved in the generation and sale of electricity into the wholesale market.  It is subject to competition from regional utilities with similar opportunities to generate and sell energy at market-based prices and larger trading entities that do not own or operate generating assets.   The Texas electricity market has been open to retail competition since 2002.  The Company is exposed to competition in the unregulated Texas retail electricity market through First Choice, which serves customers at competitive rates.  In order to compete effectively in the Texas retail electricity market, First Choice must be able to attract and retain customers on the basis of cost and service, while managing the cost of its energy supply.

    Since 2002, electric consumers in Texas have been encouraged to switch from their traditional retail energy provider, such as TNMP, to a competitive REP, such as First Choice.  Currently under TECA, consumers whose chosen retail energy provider has exited the Texas market are provided electric service by a “provider of last resort.”  Rates of the provider of last resort are regulated by the PUCT and are fixed for the two-year period that each provider of last resort serves.  First Choice and other REPs, formerly subject to price-to-beat rates, currently market retail electricity at competitive rates, which has resulted in increased pressure on margins.

EMPLOYEES

The following table sets forth the number of employees of PNMR, PNM and TNMP and for each business segment as of December 31, 2009:

	PNMR	PNM	TNMP
Corporate *	556	-	-
PNM Electric	1,146	1,146	-
TNMP Electric	350	-	350
First Choice	81	-	-
Total	2,133	1,146	350

*   Represents employees of PNMR Services Company.

As of December 31, 2009, PNM Electric had 660 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW that was entered into in May 2009 and expires April 30, 2012.  PNMR has no other employees represented by unions.

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

    Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements.  PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flow and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements.  These factors include:

●
Conditions affecting the Company’s ability to access the financial markets and negotiate new credit facilities for those expiring in 2011 and 2012, or Optim Energy’s access to additional debt financing following the utilization of its existing credit facility, including actions by ratings agencies affecting the Company’s credit ratings,

●	The recession, its consequent extreme disruption in the credit markets, and its impacts on the electricity usage of the Company’s customers,
●
State and federal regulatory and legislative decisions and actions, including appeals of prior regulatory proceedings, and including provisions relating to climate change, reduction of GHG, CCBs, and other power plant emissions,

●
The ability of PNM to meet the renewable energy requirements established by the NMPRC, including the resource diversity requirement, within the specified cost parameters, and the Company’s ability to obtain federal and/or state funding and incentives for the development of alternative or renewable energy,

●
The ability of PNM to successfully utilize a future test year in a rate filing with the NMPRC, including PNM’s ability to accurately forecast operating and capital expenditures and withstand challenges by regulators and intervenors,

●	The performance of generating units, including PVNGS, SJGS, Four Corners, and Optim Energy generating units, and transmission systems,
●
The risk that Optim Energy desires to expand its generation capacity but is unable to identify and implement profitable acquisitions or that PNMR and ECJV will not agree to make additional capital contributions to Optim Energy,

●	The potential unavailability of cash from PNMR’s subsidiaries or Optim Energy due to regulatory, statutory or contractual restrictions,
●
The impacts of the decline in the values of marketable equity securities on the trust funds maintained to provide nuclear decommissioning funding and pension and other postretirement benefits, including the levels of funding and expense,

●	The ability of First Choice to attract and retain customers and collect amounts billed,
●	Changes in ERCOT protocols,
●	Changes in the cost of power acquired by First Choice,
●	Collections experience,
●	Insurance coverage available for claims made in litigation,
●	Fluctuations in interest rates,
●	Weather,
●	Water supply,
●	Changes in fuel costs,
●	Availability of fuel supplies,
●
Uncertainty regarding the requirements and related costs of decommissioning power plants owned or partially owned by PNM and Optim Energy and coal mines supplying certain PNM power plants, as well as the ability to recover decommissioning costs through charges to customers,

●	The risk that replacement power costs incurred by PNM related to not meeting the specified capacity factor for its generating units under its Emergency FPPAC will not be approved by the NMPRC,
●	The risk that PNM may not be able to renew rights-of-way on Native American lands or that the costs of rights-of-way are not allowed to be recovered through rates charged to customers,
●	The effectiveness of risk management and commodity risk transactions,
●	Seasonality and other changes in supply and demand in the market for electric power,
●	The impact of mandatory energy efficiency measures on customer energy usage,
●	Variability of wholesale power prices and natural gas prices,
●	Volatility and liquidity in the wholesale power markets and the natural gas markets,
●	Uncertainty regarding the ongoing validity of government programs for emission allowances,
●	The risk that the resolution of the bankruptcy of LCC results in significant adverse impacts on the operations of the Altura Cogen facility and Optim Energy,
●	Changes in the competitive environment in the electric industry,
●
The risk that the Company and Optim Energy may have to commit to substantial capital investments and additional operating costs to comply with new environmental requirements including possible future requirements to address concerns about global climate change, and the resultant impacts on the operations and economic viability of generating plants in which PNM and Optim Energy have interests,

●	The risks associated with completion of generation, transmission, distribution, and other projects, including construction delays and unanticipated cost overruns,
●
Uncertainty surrounding the status of PNM’s participation in jointly-owned projects resulting from the scheduled expiration of the operational documents for the projects beginning in 2015 and potential changes in the objectives of the participants in the projects,

●	The outcome of legal proceedings,
●	Changes in applicable accounting principles, and
●	The performance of state, regional, and national economies.

See Item 7A. Quantitative and Qualitative Disclosure About Market Risk for information about the risks associated with the use of derivative financial instruments.

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

ITEM 1A.              RISK FACTORS

The business and financial results of PNMR, PNM and TNMP are subject to a number of risks and uncertainties, including those set forth below and in MD&A, Note 16 and Note 17.  Optim Energy, which is 50% owned by PNMR, is subject to many of the same risks and uncertainties.

The economic recession and its consequent extreme disruption in the credit and capital markets may impact our growth strategy and ability to raise capital and negotiate new credit facilities for those expiring in 2011 and 2012.

What has been characterized as a “credit crisis” developed in the latter part of 2008 in the United States, along with the most significant economic recession in decades.  It is generally perceived that the recession has ended, but that the credit markets remain fragile.  PNMR and its operating subsidiaries rely on access to both short-term money markets and longer-term capital markets as a source of liquidity for any capital requirements not satisfied by cash flow from operations, which could include capital requirements for energy infrastructure investments and funding new projects.  If PNMR, its operating subsidiaries, or Optim Energy are not able to access capital at competitive rates, or at all, PNMR’s ability to finance capital requirements, if needed, and its ability to implement its growth strategy will be limited.  In addition, TNMP’s $75.0 million revolving credit facility expires in April 2011 and PNMR’s $600.0 million and PNM’s $400.0 million revolving credit facilities each primarily expire in 2012.  Also, the bank financing arrangement of Optim Energy expires in 2012.  Industry experts suggest that the reduction in the number of banks and currently available credit coupled with numerous bank credit facilities across the utility industry expiring in 2011 and 2012 could result in substantially higher pricing and shorter maturities of credit facilities.  Additional disruptions in the credit markets, which could negatively impact our access to capital could be caused by:

●	a further or “double-dip” economic recession,
●	declines in the health of the banking sector generally, and the failure of specific banks who are parties to our credit facilities,
●	the bankruptcy of an unrelated energy company,
●	increased market prices for electricity and gas,
●	terrorist attacks or threatened attacks on facilities of PNMR’s operating subsidiaries or those of unrelated energy companies, and
●	deterioration in the overall health of the utility industry.

Market disruptions may increase the cost of borrowing or adversely affect our ability to raise capital through the issuance of securities or other borrowing arrangements, which could have a material adverse effect on business, financial position, results of operations and liquidity.

Additionally, economic recession or downturn may affect the actions of our customers and result in decreased consumption and increased bad debt expense, and could also negatively impact our suppliers, all of which could negatively impact us.

    In addition to affecting the capital markets generally, recession indicates an overall reduction in the level of economic activity.  Decreased economic activity can lead to declines in energy consumption, which could adversely affect future revenues, earnings and growth.  Rises in unemployment rates both inside our service territories and nationwide could result in commercial customers ceasing operations and lower levels of income for our residential customers, causing them to be unable to pay their bills on time, which could impact our cash flows and increase our bad debt expense, which will impact results of operations.  Decreased consumption, late or absence of payments and increases in bad debt expense would all negatively impact our results.

    Economic conditions also impact the supply of commodities and materials needed to construct or acquire utility assets or make necessary repairs.  Recession may affect the supply of concrete, copper, steel, and aluminum.  The costs of those items are also affected by economic conditions and could increase significantly over forecasted amounts.

Declines in values of marketable securities held in trust funds for pension and other postretirement benefits and in the NDT could result in sustained increases in costs and funding requirements for those obligations, which may affect our results of operations.

    The Company targets 57.5% of its pension trust funds and 70.0% of its trust funds for other postretirement benefits to be invested in marketable equity securities.  There has been a significant decline in the general price levels of marketable equity securities in the second half of 2008 and early 2009. Although market prices generally improved later in 2009, increased levels of funding will be required beginning in 2010 and additional amounts will be recorded as expense. Also, a significant portion of funds held in the NDT are invested in marketable equity securities.  The declines in market values resulted in the recognition of losses as impairments of the certain securities held in the NDT in 2008 and early 2009.  Further declines in market value could result in additional impairments.

Any failure to renegotiate our credit facilities could harm our business, financial condition and results of operations.

    As of February 15, 2010, the Company had consolidated short-term debt outstanding of $269.0 million through existing revolving credit facilities.  The PNMR Facility and the PNM Facility both primarily expire in 2012 and the TNMP Revolving Credit Facility expires in April 2011.  These facilities provide short-term borrowing capacity and also allow letters of credit to be issued, which reduce the available capacity under the facilities.  These credit facilities will need to be renegotiated or replaced prior to their expiration in order to provide sufficient liquidity to finance operations and construction expenditures.  The availability of such credit facilities and their terms and conditions will depend on the credit markets at that time, as well as the Company’s credit ratings and operating results.  Also, the Company is projecting total construction expenditures for the years 2010-2014 to be $1,509.8 million. The Company is exploring financial alternatives to meet these anticipated expenditures and currently believes that internal cash generation, credit arrangements, and access to the public and private capital markets will provide sufficient resources to meet capital requirements.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under current or then existing liquidity arrangements.

    If our cash flow and credit and capital resources are insufficient to fund our capital expenditure plans, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt.  In addition, any failure to make scheduled payments on our outstanding indebtedness would likely result in reductions of our credit ratings, which could harm our ability to incur additional indebtedness on acceptable terms and would result in an increase in the interest rates applicable under our credit facilities.  Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future.  If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

Future reduction in the credit ratings of PNMR or its operating subsidiaries could materially and adversely affect their business, financial position, results of operations and liquidity.

The credit ratings for the debt of PNMR, PNM, and TNMP were downgraded in April and May 2008 and in some instances are below investment grade.  PNMR, PNM and TNMP cannot be sure that any of their current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency.  Any downgrade could result in:

●	increased borrowing costs, which would diminish financial results,
●	required payment of a higher interest rate in future financings and a smaller potential pool of investors and decreased funding sources,
●	required provision of additional support in the form of letters of credit or cash or other collateral to various counterparties, and
●	limited access to or increased costs of access to the commercial paper and other credit markets.

Failure of PNMR’s PNM and TNMP subsidiaries, which are subject to rate regulation by state regulators, to adequately recover the costs incurred to provide service to customers and to earn a fair return on invested capital could have a significant impact on the Company’s future financial condition and results of operations.

Critical to PNMR’s success for the foreseeable future is the financial health of its regulated operating subsidiaries, which is highly dependent on continued favorable regulatory treatment. Although the NMPRC approved rate increases for PNM in 2008 and 2009 and the PUCT approved a rate increase for TNMP in 2009, these were the first rate increases for the regulated operations in a number of years and there can be no assurance applications for rate increases in the future will be approved.  Furthermore, the Company anticipates a trend toward increasing costs of providing electric service resulting from a period of plant expansion, primarily from renewable energy sources, as well as anticipated increases in costs related to renewals of right of way on Native American lands, pension and benefits, and depreciation. If regulators do not allow the increased costs to be recovered from customers in a timely manner, the Company’s liquidity and results of operations could be negatively impacted.

PNM intends to file an electric rate case with the NMPRC in mid-2010.  It is anticipated that PNM will utilize a future test year in that filing.  As with any forward looking financial information, utilizing a future test year in a rate filing presents challenges that are inherent in the forecasting process.  PNM will need to forecast both operating and capital expenditures that will necessitate reliance on many assumptions concerning future conditions and operating results.  In the ratemaking process, PNM’s assumptions will be subject to challenge by regulators and intervenors who may assert different interpretations or assumptions.  If PNM cannot successfully support the use of a future test year, including defending its ability to reasonably forecast operating and capital expenditures and to withstand challenges by regulators and intervenors, cash flows and results of operations will be negatively impacted.

The financial performance of PNMR, PNM and TNMP may be adversely affected if their power plants and transmission and distribution system are not successfully operated. Further, the financial performance of PNMR may be adversely affected if Optim Energy’s power plants are not successfully operated.

The financial performance of PNMR, PNM and TNMP, as well as that of Optim Energy, depends on the successful operation of their generation, transmission and distribution assets.  The financial performance of PNMR and PNM may also be adversely affected if the NRC imposes restrictions on operation of PVNGS or any of the three units at the plant.  Unscheduled or longer than expected maintenance outages, other performance problems with the electric generation assets, severe weather conditions, accidents and other catastrophic events, disruptions in the delivery of fuel and other factors could reduce generation capacity and therefore limit the ability to sell power. Diminished generation capacity could also result in PNM’s aggregate net open forward electric sales position, including its retail load requirements, being larger than forecasted generation capacity.  If this were to occur, purchases of electricity in the wholesale market by PNM would be required under contracts priced at the time of execution or, if in the spot market, at the then-current market price.  There can be no assurance that sufficient electricity would be available at reasonable prices, or at all, if such a situation were to occur. Failures of transmission or distribution facilities may also cause interruptions in the services that PNM and TNMP provide.  These potential generation, distribution and transmission problems, and any potentially related service interruptions, could result in lost revenues and additional costs.

Demand for power could exceed supply capacity, resulting in increased costs for purchasing capacity in the open market or building additional generation capabilities.

Through its operating subsidiaries, PNMR is currently obligated to supply power to retail customers and wholesale customers. At peak times, the demand for power required to meet this obligation could exceed PNMR’s available generation capacity. Market or competitive forces may require that PNMR’s operating subsidiaries purchase capacity on the open market or build additional generation capabilities. Because regulators or market conditions may not permit the operating subsidiaries to pass all of these purchases or construction costs on to their customers, the operating subsidiaries may not be able to recover any of these costs or may have exposure to regulatory lag associated with the time between the incurrence of costs of purchased or constructed capacity and the recovery in customers’ rates. These situations could have negative impacts on net income and cash flows for PNMR and the affected operating subsidiary.

Costs of environmental compliance, liabilities and litigation could exceed estimates by PNMR and its operating subsidiaries and Optim Energy, which could adversely affect their business, financial position, results of operations and liquidity.  In addition, while there is uncertainty about the timing and form of regulation of climate change, CCBs, and other power plant emissions proposed and/or anticipated forms of regulation could have a material impact on operations.

Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations.  PNMR, PNM, TNMP and Optim Energy cannot predict exactly how they would be affected if existing environmental laws and regulations were to be revised, or if new environmental laws and regulations seeking to protect the environment were to be adopted.

In addition, while there continues to be significant debate regarding the existence and extent of the emission of so-called GHG (particularly CO2) from fossil-fired generation facilities, PNMR and its operating subsidiaries believe that future governmental regulations applicable to their operations will limit GHG, although the framework and timing of legislation to be enacted is currently unclear. A number of bills have been introduced in the U.S. Congress, and under a number of the bills, it is likely that the incurrence of substantial costs across the utility industry would be required in order to comply, assuming that technology is available.  Material changes in existing environmental laws and regulations, as well as new environmental laws and regulations, including the regulation of GHG, could increase financing requirements or otherwise adversely affect the business, financial position, results of operations and liquidity of PNMR, its operating subsidiaries and Optim Energy, unless increased environmental costs are recovered in customer rates or otherwise.  Although PNM has begun the process of assessing the impacts of potential climate change legislation or regulation, the assessment is very preliminary and is based on numerous speculative assumptions regarding the final form of legislation or regulation. Revised or additional environmental laws and regulations could also result in additional operating restrictions on facilities and increased compliance costs that may not be fully recoverable in rates or otherwise, thereby reducing earnings.

CCBs, consisting of fly ash, bottom ash, and gypsum, from operation of PNM’s SJGS are currently being disposed of in the surface mine pits adjacent to the plant.  The EPA is considering a proposal to regulate CCBs, but the timing of the release of EPA’s proposal is unclear.   It is possible that the EPA could classify CCBs as a

hazardous waste.  PNM cannot predict the outcome of the EPA’s actions regarding CCB regulation and whether such actions will have a material adverse impact on its operations or financial position.  However, if the regulation ultimately prevents the CCBs from SJGS to be disposed of in the adjacent mine, the increased costs of disposal could be significant, which would negatively impact PNM’s customers and the Company.  The Company’s results of operations would be negatively impacted unless the costs are recovered in PNM’s customer rates.

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

Costs of decommissioning, remediation, and restoration of nuclear and fossil-fueled power plants, as well as related coal mines could exceed estimates of PNMR, its subsidiaries, and Optim Energy, which could negatively impact results of operations and liquidity if regulators do not allow the increased costs to be recovered from customers.

PNM has interests in a nuclear power plant, two coal-fired power plants, and several natural gas-fired power plants.  PNM is obligated to pay for the costs of decommissioning its share of the nuclear power plant as well as its share of the fossil-fueled power plants.  PNM is also obligated to pay for the costs of decommissioning the mines that supply coal to the coal-fired power plants.  Rates charged by PNM to its customers, as approved by the NMPRC, include a provision for recovery of certain costs of decommissioning, remediation, and restoration.  As discussed in Note 17, the NMPRC has established a cap on surface mine decommissioning cost.   In the event the costs exceed current estimates and PNM is unsuccessful in recovering the costs through increased rates, results of operations will be negatively impacted.

Optim Energy has interests in a coal-fired power plant and two gas-fired power plants and is obligated for decommissioning of its share of these facilities.  Since Optim Energy is not subject to rate regulation, cost recovery can only be achieved through power sales at market-based rates.  To the extent, market-based rates are not adequate to recover the costs of decommissioning, results of operations will be negatively impacted.

PNM may not be able to recover the costs of renewing rights of way, primarily on Native American lands, in rates charged to customers, which could negatively impact its liquidity and results of operations.

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties.  Several of the agreements granting the rights-of-way have expired or will expire within the next few years.  PNM is actively reviewing these matters and negotiating with certain parties for the renewal of these rights-of-way.  If rights-of-way on Native American lands are renewed, it is likely they will be renewed at prices that are higher than historical levels, based on current renewal experience.  If PNM is not successful in renewing the rights-of-way on Native American lands, it could be forced to remove its facilities from or abandon its facilities on the property covered by the rights-of-way and seek alternative routes for its transmission or distribution facilities.  If PNM is not successful in recovering the costs of the rights-of-way renewals or of removal and securing alternative routes in rates approved by the NMPRC, its liquidity and results of operations will be negatively impacted.

PNMR may be unable to meet its ongoing and future financial obligations and to pay dividends on its common and convertible preferred stock if its subsidiaries are unable to repay funds borrowed from PNMR or if PNMR’s subsidiaries or Optim Energy are unable to pay upstream dividends or distributions to PNMR.

PNMR is a holding company and has no operations of its own. PNMR’s ability to meet its financial obligations and to pay dividends on its common and convertible preferred stock at the current rate is primarily dependent on the net income and cash flows of its subsidiaries and Optim Energy and their ability to pay upstream dividends or distributions or, in the case of PNMR’s subsidiaries, to repay funds borrowed from PNMR. Prior to providing funds to PNMR, PNMR’s subsidiaries and Optim Energy have financial obligations that must be satisfied, including among others, debt service and, in the case of PNM, preferred stock dividends.

PNM can pay dividends to PNMR from earnings as well as equity contributions made by PNMR.  The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC has also restricted PNM from paying dividends in any year, as determined on a rolling four quarter basis, in excess of net earnings, including carryover amounts, without prior NMPRC approval.  Additionally, PNM has various financial covenants that limit the transfer of assets, through dividends or other means.

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

PNMR, PNM and TNMP are subject to comprehensive regulation by several federal, state and local regulatory agencies, which significantly influences their operating environment and may affect their ability to recover costs from utility customers. In particular, the NMPRC, PUCT, FERC, NRC, EPA, ERCOT, NMED and TCEQ regulate many aspects of their utility operations, including siting and construction of facilities, the purchase of power under long-term contracts, conditions of service, the issuance of securities, and the rates that the regulated entities can charge customers. PNMR, PNM and TNMP are required to have numerous permits, approvals and certificates from these agencies to operate their business.  The rates that PNM and TNMP are allowed to charge for their retail services significantly influence PNMR’s and those subsidiaries’ business, financial position, results of operations and liquidity.  Due to continuing federal regulatory reforms, the public utility industry continues to undergo change.  Although Optim Energy’s operations are generally not subject to regulation by the utility regulatory agencies, its operations are subject to regulation by other regulators such as environmental authorities.

    The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities.  In the event of noncompliance, the NRC has the authority to impose monetary civil penalties or a progressively increased inspection regime, which could ultimately result in the shut down of a unit, or both, depending upon the NRC’s assessment of the severity of the situation, until compliance is achieved.  PVNGS was subject to this heightened scrutiny until March 2009, when it exited the NRC’s enhanced inspection regime.  Increased costs resulting from penalties, a heightened level of scrutiny and implementation of plans to achieve compliance with NRC requirements, could adversely affect PNM’s financial condition, results of operations, and cash flows.

Under the Energy Policy Act of 2005, FERC has issued a number of rules pertaining to preventing undue discrimination in transmission services and electric reliability standards.  PNMR monitors and participates in the FERC and other proceedings involving implementation of the Energy Policy Act, in order to assess the implications of the law and rules on its operations.

PNMR and its subsidiaries are unable to predict the impact on their business and operating results from the future regulatory activities of any agency that regulates them or from the implementation of the Energy Policy Act.  Changes in regulations or the imposition of additional regulations may require PNMR and its regulated subsidiaries to incur additional expenses or change business operations, and therefore may have an adverse impact on PNMR’s and those subsidiaries’ results of operations.

The operating results of PNMR and its operating subsidiaries and Optim Energy are affected by weather conditions and regional drought and may fluctuate on a seasonal and quarterly basis.

Electric power generation and distribution are generally seasonal businesses with demand for power from PNMR’s and Optim Energy’s electric operations traditionally peaking during the hot summer months. As a result, the operating results of PNMR and its operating subsidiaries and Optim Energy will likely fluctuate substantially on a seasonal basis. In addition, the sale of PNM Gas on January 30, 2009 and the absence of revenues from gas operations, which peaked in the winter months, changed quarterly earnings distribution.

In addition, PNMR and its operating subsidiaries have historically sold less power, and consequently earned less income, when weather conditions are milder.  Unusually mild weather in the future could reduce the revenues, net earnings, available cash and borrowing ability of PNMR and its operating subsidiaries.

Drought conditions in New Mexico generally, and especially in the “four corners” region, in which SJGS and the Four Corners plant are located, may affect the water supply for PNM’s generating plants.  If adequate precipitation is not received in the watershed that supplies that region, PNM may have to decrease generation at these plants, which would require the purchase of power to serve PNM’s customers and/or reduce PNM’s ability to sell excess power on the wholesale market and reduce its revenues.  Drought conditions or actions taken by regulators or legislators could limit PNM’s supply of water, and PNM’s and PNMR’s business may be adversely impacted.  Although PNM has been able to maintain adequate access to water through supplemental contracts and voluntary shortage sharing agreements with tribes and other water users in the “four corners” region, PNM cannot be certain that it will be able to do so in the future.

TNMP, First Choice, and Optim Energy have operations in the Gulf coast area of Texas, which experiences periodic hurricanes.  In addition to potentially causing physical damage to Company or Optim Energy owned facilities, which disrupt the ability to transmit, distribute, and/or generate energy, hurricanes can reduce customers’ usage and demand for energy.  These factors reduce revenues and earnings.

The ability of First Choice to attract and retain customers, its ability to collect amounts billed to customers, and its ability to mitigate the fluctuation in costs of energy supply could have a significant adverse effect on PNMR’s business, financial position, results of operations and liquidity.

PNMR is exposed to competition in the unregulated Texas retail electricity market through First Choice, which serves customers at competitive rates.  In order to compete effectively in the Texas retail electricity market, First Choice must be able to attract and retain customers on the basis of cost and service, while managing the cost of its energy supply.  The rates charged to many of First Choice’s customers are fixed for the term of the contract and do not include automatic adjustments for changes in the cost of its energy supply.  In the event of rapid increases in the costs First Choice incurs to obtain the energy supplied to customers, the results of operations of First Choice will be negatively impacted unless increased costs have been successfully hedged.  The competitive nature of the Texas market results in significant turnover in the customer base of First Choice.  There is no provision under Texas regulation that requires customers to pay their previous REP before obtaining service from another REP.  This has been exacerbated by the impacts of Hurricane Ike and depressed economic conditions and has resulted in significant increases in the levels of uncollectible accounts and bad debt expense. The ability of First Choice to compete successfully in the Texas market could have a significant effect on PNMR’s business, financial position, results of operations and liquidity.

There are inherent risks in the ownership and operation of nuclear facilities, such as environmental, health, fuel supply, spent fuel disposal, regulatory and financial risks, and the risk of a terrorist attack.

PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases.  PVNGS is subject to environmental, health and financial risks such as the ability to obtain adequate supplies of nuclear fuel, the ability to dispose of spent nuclear fuel, the ability to maintain adequate reserves for decommissioning, potential liabilities arising out of the operation of these facilities and the costs of securing the facilities against possible terrorist attacks and unscheduled outages due to equipment and other problems.  PNM maintains nuclear decommissioning trust funds and external insurance coverage to minimize its financial exposure to some of these risks; however, it is possible that damages could exceed the amount of insurance coverage.  See Note 16.  Although the decommissioning trust funds are designed to provide adequate funds for decommissioning at the end of the expected life of the PVNGS units, there is the risk of insufficient decommissioning trust funds in the event of early decommissioning of the units.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities.  In the event of noncompliance, the NRC has the authority to impose monetary civil penalties or a progressively increased inspection regime, which could ultimately result in the shut down of a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  In addition, although the PVNGS participants have no reason to anticipate a serious nuclear incident at PVNGS, if an incident did occur, it could materially and adversely affect the results of operations and financial condition of

PNM and PNMR.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

    The operation of each of the three PVNGS units requires an operating license from the NRC.  The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987.  The full power operating licenses are valid for a period of approximately 40 years.  APS, on behalf of the PVNGS participants, applied for renewed operating licenses for each unit on December 15, 2008 for a period of 20 years beyond the expirations of the current licenses.  The NRC is currently reviewing the application.   The PVNGS participants do not anticipate any problems renewing these licenses.  However, as a result of potential terrorist threats and increased public scrutiny of utilities, the licensing process could result in increased licensing or compliance costs that are difficult or impossible to predict.

Impairments of tangible and intangible long-lived assets of PNMR, PNM and TNMP could adversely affect their business, financial position, liquidity and results of operations.

PNMR, PNM and TNMP evaluate their intangible long-lived assets, including goodwill and non-amortizing intangible assets, for impairment annually or, along with tangible long-lived assets, whenever indicators of impairment exist. The market capitalization of PNMR’s common stock was significantly below book value during 2008, which is an indicator that intangible assets may be impaired. Other potential impairment indicators could include changing customer purchase commitments and market share; fluctuating market and commodity prices resulting from weather patterns; changing fuel costs; increased environmental regulation; industry deregulation and other economic and market conditions and trends. In addition, changes in the ERCOT market in which First Choice operates significantly impacted its results of operations.  Also, Optim Energy made a strategic decision not to pursue the Twin Oaks expansion and wrote off its development rights as an impairment.  After tax impairment losses for PNMR, its consolidated subsidiaries, and PNMR’s share of Optim Energy totaled $212.1 million for the year ended December 31, 2008.

Although no impairments were recorded in 2009, if further indicators of impairment become evident, additional analysis could result in future charges.  In addition, the impairment analyses already performed were based on operating results expected to occur in the future.  If the anticipated future results are not achieved, we may be required to perform additional assessments that could result in further impairment charges.  Significant impairments adversely affect business, financial position, liquidity and results of operations.

PNM’s PVNGS leases describe certain events, including “Events of Loss” and “Deemed Loss Events”, the occurrence of which could require PNM to pay the lessors and the equity investors, in return for the investors' interest in PVNGS, cash in the amount provided in the leases and assume debt obligations relating to the PVNGS leases.

The “Events of Loss” generally relate to casualties, accidents and other events at PVNGS, including the occurrence of specified nuclear events, which would severely, adversely affect the ability of the operating agent, APS, to operate, and the ability of PNM to earn a return on its interests in, PVNGS.  The “Deemed Loss Events” consist mostly of legal and regulatory changes (such as issuance by the NRC of specified violation orders, changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). PNM believes that the probability of such “Events of Loss” or “Deemed Loss Events” occurring is remote for the following reasons: (1) to a large extent, prevention of “Events of Loss” and some “Deemed Loss Events” is within the control of the PVNGS participants, including PNM, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (2) with respect to other “Deemed Loss Events,” which would involve a significant change in current law and policy, PNM is unaware of any pending proposals or proposals being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any of those events.  See Note 7.

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

PNMR’s restated articles of incorporation and by-laws include a number of provisions that may have the effect of discouraging persons from acquiring large blocks of PNMR’s common stock or delaying or preventing a change in control of PNMR. The material provisions that may have such an effect include:
●
authorization for the Board to issue PNMR’s preferred stock in series and to fix rights and preferences of the series (including, among other things, whether, and to what extent, the shares of any series will have voting rights, subject to certain limitations, and the extent of the preferences of the shares of any series with respect to dividends and other matters),

●	advance notice procedures with respect to any proposal other than those adopted or recommended by PNMR’s Board, and
●
provisions specifying that only a majority of the Board, the chairman of the Board, the president or holders of not less than one-tenth of all of PNMR's shares entitled to vote may call a special meeting of stockholders.

Under the New Mexico Public Utility Act, NMPRC approval is required for certain transactions that may result in PNMR’s change in control or exercise of control.  Certain acquisitions of PNMR’s outstanding voting securities would also require FERC approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

PNMR

The significant properties owned by PNMR include those owned by PNM and TNMP and are disclosed below.

PNM

Electric

PNM’s owned and leased capacity in electric generating stations in commercial service as of December 31, 2009 is:

			Total Net
			Generation
			Capacity
Type	Name	Location	(MW)

Coal	SJGS (a)	Waterflow, New Mexico	783
Coal	Four Corners (b)	Fruitland, New Mexico	195
Gas/Oil	Reeves Station	Albuquerque, New Mexico	154
Gas/Oil	Las Vegas (c)	Las Vegas, New Mexico	20
Gas/Oil	Afton (combined cycle) (d)	La Mesa, New Mexico	235
Gas	Lordsburg (e)	Lordsburg, New Mexico	80
Nuclear	PVNGS (f)	Wintersburg, Arizona	402
Gas/Oil	Delta (g)	Albuquerque, New Mexico	132
Gas/Oil	Luna (combined cycle) (h)	Deming, New Mexico	190
Gas	Valencia (i)	Belen, New Mexico	145
			2,336

(a)	SJGS Units 1, 2 and 3 are 50% owned by PNM; SJGS Unit 4 is 38.5% owned by PNM.
(b)
Four Corners Units 4 and 5 are 13% owned by PNM.  Units 4 and 5 at Four Corners are jointly owned with SCE, APS, SRP, Tucson and EPE and are operated by APS.  PNM has no ownership interest in Four Corners Units 1, 2 or 3.

(c)	PNM will seek NMPRC approval for the June 1, 2012 abandonment of the Las Vegas Generating Station.
(d)
In 2007, PNM completed the conversion of Afton to a combined cycle plant, with 50% of Afton's capacity designated to serve customers formerly served by TNMP that became customers of PNM effective January 1, 2007, and the other 50% designated to serve PNM's remaining retail customers.

(e)	PNM’s Lordsburg plant was built to serve wholesale customers and other sales rather than New Mexico retail customers, but became included in the retail rates in July 2009. See Note 17.
(f)
PNM is entitled to 10.2% of the power and energy generated by PVNGS.  PNM has ownership interests of 2.3% in Unit 1, 4.6% in Unit 2 and 10.2% in Unit 3 and has leasehold interests of 7.9% in Unit 1 and 5.6% in Unit 2.

(g)	PNM is entitled to the energy and capacity of Delta under a PPA that is deemed to be an operating lease.
(h)	PNM owns 33.3% of Luna. Luna became included in retail rates in July 2009. See Note 17.
(i)
PNM has a PPA that entitles it to the entire output of Valencia.  Valencia became included in retail rates under the 2008 Electric Rate Case.  Valencia is a variable interest entity and is consolidated by PNM as required by GAAP.  Therefore, Valencia is reflected in the above table as if it were owned.  See Sources of Power above and Note 9 and Note 17.

Fossil-Fueled Plants

SJGS is located in northwestern New Mexico, and consists of four units operated by PNM. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 340 MW, 340 MW, 497 MW and 507 MW.  SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson.  SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA and 8.2% by Tri-State.  SJGS Unit 4 is owned 38.457% by PNM, 28.8% by M-S-R Public Power Agency, 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, New Mexico, 7.2% by the County of Los Alamos, New Mexico and 7.028% by UAMPS.

Four Corners and a portion of the facilities adjacent to SJGS are located on land held under easements from the United States and also under leases from the Navajo Nation.  The easement and lease for Four Corners expire in 2016.  The lease contains an option to extend for an additional 25-year period from the end of the existing lease term, for a rental amount tied to the original rent payment adjusted based on an index.  The easement does not contain an express renewal option and it is unclear what conditions to renewal or extension of the easements may be imposed.  The ultimate cost of renewal of the Four Corners lease and easement is uncertain.

The power from Reeves, Lordsburg, Delta, and Valencia is used primarily for peaking and transmission support.  See Item 1. Business. – Sources of Power.

Nuclear Plant

PNM is participating in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, EPE, SCE, SCPPA and the Department of Water and Power of the City of Los Angeles.    See Note 16 in the Notes to Consolidated Financial Statements for information on other PVNGS matters.

Transmission and Distribution

As of December 31, 2009, PNM owned, jointly owned or leased, 3,170 circuit miles of electric transmission lines, 5,990 miles of distribution overhead lines, 5,448 cable miles of underground distribution lines (excluding street lighting) and 270 substations.

Other Information

PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private and Native American lands.  PNM leases interests in PVNGS Units 1 and 2 and related property, Delta, EIP and associated equipment, data processing, communication, office and other equipment, office space, vehicles and real estate.  PNM also owns and leases service and office facilities in Albuquerque and in other areas throughout its service territory.  See Note 7 and Note 16.

TNMP

TNMP’s facilities consist primarily of transmission and distribution facilities located in its three non-contiguous Texas service areas.  TNMP owned New Mexico transmission and distribution facilities which are located in southwest and south central New Mexico, including the cities of Alamogordo, Ruidoso, Silver City, Lordsburg and surrounding communities until TNMP’s New Mexico assets were transferred to PNM on January 1, 2007.  TNMP also owns and leases service and office facilities in other areas throughout its service territory.

As of December 31, 2009, TNMP owned 958 circuit miles of overhead electric transmission lines, 7,033 pole miles of overhead distribution lines, 1,045 circuit miles of underground distribution lines, and 103 substations.

ITEM 3.	LEGAL PROCEEDINGS

See Note 16 and Note 17 for information related to the following matters for PNMR, PNM and TNMP, incorporated in this item by reference.

Note 16
●	Regional Haze
●	Citizen Suit Under the Clean Air Act
●	Navajo Nation Environmental Issues
●	Four Corners Federal Implementation Plan Litigation
●	Santa Fe Generating Station
●	Sierra Club Allegations
●	Gila River Indian Reservation Superfund Site
●	PVNGS Water Supply Litigation
●	San Juan River Adjudication
●	Western United States Wholesale Power Market
●	Begay v. PNM et al

Note 17
●	PNM – 2007 Electric Rate Case
●	PNM – Emergency FPPAC
●	TNMP Competitive Transition Charge True-Up Proceeding
●	TNMP Interest Rate Compliance Tariff

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS OF PNM RESOURCES, INC.

All officers are elected annually by the Board of PNMR.  Executive officers, their ages as of February 27, 2010 and offices held with PNMR for the past five years, or other companies if less than five years with PNMR, are as follows:

Name	Age	Office	Initial Effective Date

J. E. Sterba	54	Chairman and Chief Executive Officer	August 2008
		Chairman, President and Chief Executive Officer	August 2001

P. K. Collawn	51	President and Chief Operating Officer	August 2008
		President, Utilities	June 2007
		President and CEO - Public Service Company of	October 2005
Colorado, Xcel Energy
		President, Customer and Field Operations, Xcel Energy	July 2003

C. N. Eldred	56	Executive Vice President and Chief
		Financial Officer	July 2007
		Senior Vice President and Chief Financial Officer	January 2006
Vice President and Chief Financial Officer,
		Omaha Public Power District	November 1999

P.V. Apodaca	58	Senior Vice President, General Counsel and Secretary	January 2010
		University Counsel, University of New Mexico	May 2006
		Shareholder and Director, Keleher & McLeod, P.A.	October 1986

A. A. Cobb	62	Senior Vice President and Chief Administrative Officer	June 2005
		Senior Vice President, Peoples Services and
		Development	December 2001

E. J. Ferland	43	Senior Vice President, Utility Operations	May 2007
		Vice President of Global Nuclear Field Services	September 2006
		Westinghouse
		President and CEO, Louisiana Energy Services	October 2003

T. G. Sategna	56	Vice President and Corporate Controller	October 2003

J. E. Sterba has announced his intention to retire as CEO of PNMR as of March 1, 2010, but will continue as Chairman of the Board.  On February 16, 2010, the Board selected P.K. Collawn to be PNMR’s CEO and a member of the Board effective upon the retirement of J. E. Sterba.

PART II

ITEM 5.      MARKET FOR PNMR’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange (Symbol: PNM).  Ranges of sales prices of PNMR’s common stock, reported as composite transactions, and dividends declared on the common stock for 2009 and 2008, by quarters, are as follows:

Quarter Ended	Range of Sales Prices		Dividends
	High	Low	Per Share
2009
March 31	$ 11.50	$ 5.94	$0.125
June 30	$ 11.09	$ 7.68	$0.125
September 30	$ 12.92	$10.36	$0.125
December 31	$ 13.08	$ 9.75	$0.125
Fiscal Year	$ 13.08	$ 5.94	$ 0.50

2008
March 31	$ 21.69	$ 8.95	$ 0.230
June 30	$ 15.52	$ 11.32	$ 0.125
September 30	$ 13.06	$ 9.88	$ 0.125
December 31	$ 10.95	$ 7.56	$ 0.125
Fiscal Year	$ 21.69	$ 7.56	$ 0.605

Dividends on PNMR’s common stock are declared by its Board.  The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board.  This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year.  The Board declared dividends on common stock considered to be for the second quarter of $0.125 per share in August 2008 and in July 2009, which are reflected as being in the second quarter above.  The Board declared dividends on common stock considered to be for the third quarter of $0.125 per share in September 2008 and in September 2009, which are reflected as being in the third quarter above.  The dividend of $0.125 per share common stock declared by the Board on August 11, 2008 represents a reduction of 46 percent from the previous quarter. PNMR’s indicated annual dividend rate is $0.50 per share. The Board took this action to improve the Company’s liquidity and set a new foundation for long-term value creation.  The reduction also better aligns PNMR’s dividend yield with industry averages.   On December 9, 2009 and February 16, 2010, the Board declared quarterly dividends of $0.125 per share.  PNMR targets a payout ratio of 50% to 60% of consolidated earnings. Beginning with the dividend declared on December 9, 2008, the Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.

On February 15, 2010, there were 13,157 holders of record of PNMR’s common stock.

See Note 5 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.

See Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Cumulative Preferred Stock

PNMR and PNM are not aware of any active trading market for their preferred stock.  Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2009 and 2008.  Holders of PNMR’s convertible preferred stock, which was issued in November 2008, receive dividend payments that are equivalent to the dividends that would have been received on the number of shares of common stock into which the preferred stock was convertible.  TNMP does not have any cumulative preferred stock outstanding.

Sales of Unregistered Securities

None other than as previously reported on Form 8-K.

ITEM 6.                 SELECTED FINANCIAL DATA

The selected financial data and comparative operating statistics for PNMR should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  PNMR results include TNP results, which are included from the date of acquisition on June 6, 2005.  PNMR results also include results for the Twin Oaks business from the date of acquisition on April 18, 2006 through May 31, 2007, when it was contributed to Optim Energy.  On January 30, 2009, PNM completed the sale of its gas operations, which are considered discontinued operations and excluded from continuing operations information in the table below.

PNM RESOURCES, INC. AND SUBSIDIARIES

	2009	2008		2007	2006	2005
		(In thousands except per share amounts and ratios)

Total Operating Revenues from Continuing Operations	$1,647,744	$1,959,522		$1,914,029	$1,963,360	$1,566,110
Earnings (Loss) from Continuing Operations	$65,933	$(297,565)		$59,886	$108,488	$54,001
Net Earnings (Loss)	$136,734	$(262,937)		$75,402	$121,346	$68,799
Net Earnings (Loss) Attributable to PNMR	$124,316	$(270,644)		$74,874	$120,818	$65,931
Earnings (Loss) from Continuing Operations Attributable to PNMR per Common Share
Basic	$0.58	$(3.66)		$0.77	$1.55	$0.78
Diluted	$0.58	$(3.66)		$0.76	$1.53	$0.76
Net Earnings (Loss) Attributable to PNMR per Common Share
Basic	$1.36	$(3.24)		$0.98	$1.73	$1.00
Diluted	$1.36	$(3.24)		$0.96	$1.71	$0.98
Cash Flow Data
Net cash flows from operating activities	$87,706	$88,625		$223,061	$244,952	$212,976
Net cash flows from investing activities	$379,726	$(320,715)		$(73,531)	$(799,575)	$(154,300)
Net cash flows from financing activities	$(593,435)	$354,943		$(255,158)	$609,843	$(7,672)
Total Assets	$5,359,921	$6,147,982		$5,872,136	$6,230,834	$5,124,709
Long-Term Debt, including current installments	$1,567,331	$1,584,705		$1,681,078	$1,769,205	$1,746,395
Common Stock Data
Market price per common share at year end	$12.65	$10.08		$21.45	$31.10	$24.49
Book value per common share at year end	$19.13	$19.13		$22.03	$22.24	$18.89
Tangible book value per share at year end	$15.33	$15.31		$14.59	$14.44	$10.49
Average number of common shares outstanding	91,435	83,468		76,719	69,829	65,928
Dividends declared per common share	$0.500	$0.605		$0.920	$0.880	$0.785
Return on average PNMR common equity	7.0%	(16.0	) %	4.4%	8.0%	5.5%
Capitalization
PNMR common stockholders’ equity	49.6%	49.3%		50.0%	49.0%	42.5%
Convertible preferred stock	3.0	3.0		-	-	-
Preferred stock of subsidiary, without mandatory redemption requirements	0.3	0.3		0.3	0.3	0.4
Long-term debt	47.1	47.4		49.7	50.7	57.1
	100.0%	100.0%		100.0%	100.0%	100.0%

Note – The book value per common share at year end, tangible book value per share at year end, average number of common shares outstanding, and return on average common equity reflect  the Series A convertible preferred stock as if it was converted into common stock at the date of its  issuance on November 17, 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2009	2008	2007	2006	2005
	(In thousands)
PNM Electric Revenues
Residential	$320,965	$296,121	$265,418	$222,099	$216,890
Commercial	330,552	326,408	294,755	257,763	254,580
Industrial	79,540	100,665	99,970	62,515	61,146
Public authority	19,770	19,135	15,112	13,517	13,484
Transmission	36,075	33,161	32,325	25,116	20,049
Firm requirements wholesale	29,048	46,854	46,257	42,653	40,836
Other sales for resale	140,314	345,948	396,583	459,865	520,549
Mark-to-market activity	151	56,560	(44,318)	3,092	1,817
Other	11,594	18,090	30,872	28,844	35,406
Total PNM Electric Revenues	$968,009	$1,242,942	$1,136,974	$1,115,464	$1,164,757
TNMP Electric Revenues
Residential	$74,739	$71,673	$69,488	$89,378	$57,145
Commercial	73,346	72,786	70,146	88,767	51,670
Industrial	12,113	13,849	7,876	40,501	25,189
Other	32,434	31,974	32,911	38,344	20,346
Total TNMP Revenues	$192,632	$190,282	$180,421	$256,990	$154,350
Altura Wholesale Revenues
Long-term contracts	$-	$-	$65,395	$125,131	$-
First Choice Revenues
Residential	$349,629	$407,350	$390,329	$345,961	$198,218
Mass-market	25,652	52,700	60,955	81,917	53,111
Mid-market	133,145	149,315	141,587	129,171	46,584
Trading gains (losses)	14	(49,931)	(3,553)	9,322	5,970
Other	20,378	22,790	11,377	18,528	12,447
Total First Choice Revenues	$528,818	$582,224	$600,695	$584,899	$316,330

Notes:
TNMP and First Choice are reported from the date of acquisition, June 6, 2005.
Altura Wholesale includes Twin Oaks from the date of acquisition, April 18, 2006 through May 31, 2007 when Altura was contributed to Optim Energy.
Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.
PNM Electric revenues have been reclassified to be consistent with the current year presentation.
PNM Gas, which was sold on January 30, 2009, is reported as discontinued operations and has been excluded from the above table.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2009	2008	2007	2006	2005

PNM Electric MWh Sales
Residential	3,264,378	3,221,894	3,208,593	2,764,299	2,652,475
Commercial	3,899,121	4,029,802	4,006,373	3,636,637	3,527,268
Industrial	1,454,480	1,657,580	1,920,086	1,327,287	1,277,156
Public authority	249,554	253,079	236,651	229,308	228,394
Firm requirements wholesale	689,740	1,123,539	1,121,695	1,074,161	1,019,574
Other sales for resale	3,996,317	5,095,183	6,897,307	8,091,146	9,038,284
Total PNM Electric MWh Sales	13,553,590	15,381,077	17,390,705	17,122,838	17,743,151
TNMP Electric MWh Sales
Residential	2,582,555	2,533,025	2,520,605	2,734,385	1,839,741
Commercial	2,216,870	2,206,155	2,195,962	2,579,854	1,399,864
Industrial	1,983,165	2,094,789	1,927,934	2,157,507	1,263,452
Other	107,091	107,524	100,581	121,227	72,262
Total TNMP MWh Sales	6,889,681	6,941,493	6,745,082	7,592,973	4,575,319
Altura Wholesale MWh Sales
Long-term contracts	-	-	915,883	1,683,707	-
First Choice MWh Sales
Residential	2,441,550	2,547,490	2,796,864	2,481,557	1,591,006
Mass-market	145,618	278,304	371,825	549,143	400,840
Mid-market	1,063,602	1,176,840	1,197,329	1,159,160	478,531
Other	9,729	16,256	21,075	20,921	29,780
Total First Choice MWh Sales	3,660,499	4,018,890	4,387,093	4,210,781	2,500,157

Notes:
TNMP and First Choice are reported from the date of acquisition, June 6, 2005.
Altura Wholesale includes Twin Oaks from the date of acquisition, April 18, 2006 through May 31, 2007 when Altura was contributed to Optim Energy.
Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.

Under TECA, customers of TNMP Electric in Texas can choose First Choice or any other REP to provide energy.  However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen.  Therefore, TNMP Electric earns revenue for energy delivery and First Choice earns revenue on the usage of that energy by its customers.  The MWh reported above for TNMP Electric and First Choice include 1,131,907, 1,563,260, 2,018,110, 2,332,098, and 1,644,675 MWh
    used by customers of TNMP Electric in 2009, 2008, 2007, 2006, and 2005 who have chosen First Choice as their REP.

PNM Electric MWh sales have been reclassified to be consistent with the current year presentation.
PNM Gas, which was sold on January 30, 2009, is reported as discontinued operations and has been excluded from the above table.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS

	2009	2008	2007	2006	2005
PNM Electric Customers
Residential	445,637	442,647	438,990	388,775	378,116
Commercial	53,787	53,059	52,780	45,678	44,721
Industrial	270	284	276	279	281
Other sales for resale	44	55	54	75	76
Other	991	991	1,023	829	838
Total PNM Electric Customers	500,729	497,036	493,123	435,636	424,032
TNMP Electric Customers
Residential	190,963	189,961	184,304	224,424	222,819
Commercial	37,834	38,733	39,979	47,566	44,119
Industrial	73	74	76	78	125
Other	2,060	2,122	2,104	2,224	2,244
Total TNMP Customers	230,930	230,890	226,463	274,292	269,307
Altura Wholesale Customers
Long-term	-	-	1	1	-
First Choice Customers
Residential	183,842	192,517	209,833	206,393	178,150
Mass-market	9,290	11,544	16,392	21,858	24,364
Mid-market	25,165	24,764	21,325	16,051	6,475
Other	6,679	8,606	10,819	9,427	10,539
Total First Choice Customers	224,976	237,431	258,369	253,729	219,528
PNMR Generation Statistics
Reliable Net Capability - MW	2,711	2,713	2,206	1,934	1,744
Coincidental Peak Demand - MW	1,866	1,901	1,933	1,855	1,779
Average Fuel Cost per Million BTU	$1.895	$2.404	$1.7539	$1.7143	$1.4711
BTU per KWh of Net Generation	10,277	10,269	10,850	10,641	10,706

Notes:
TNMP and First Choice are reported from the date of acquisition, June 6, 2005.
Altura Wholesale includes Twin Oaks from the date of acquisition, April 18, 2006 through May 31, 2007 when Altura was contributed to Optim Energy.
Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.
The customers reported above for TNMP Electric and First Choice include 81,277, 92,792, 127,328, 147,094, and 158,828 customers of TNMP Electric at
   December 31, 2009, 2008, 2007, 2006, and 2005 who have chosen First Choice as their REP.  These TNMP Electric customers are also included in the First Choice customers.
First Choice customers have been reclassified to be consistent with the current year presentation.
PNM Gas, which was sold on January 30, 2009, is reported as discontinued operations and has been excluded from the above table.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP.  The MD&A for PNM and TNMP is presented as permitted by Form 10-K General Instruction I (2).  A reference to a “Note” in this Item 7 refers to the accompanying Notes to Consolidated Financial Statements included in Item 8, unless otherwise specified.  Certain of the tables below may not appear visually accurate due to rounding.

MD&A FOR PNMR

BUSINESS AND STRATEGY

Overview

    PNMR provides electricity and energy efficiency products and services in core regulated and unregulated markets to help customers meet and manage their energy needs.  PNM sold its gas operations on January 30, 2009 and is now focused on its regulated electric business going forward.

PNM

Critical to PNMR’s success for the foreseeable future is the financial health of PNM, PNMR’s largest subsidiary, which is highly dependent on continued favorable regulatory treatment.  As discussed in Note 17, on September 22, 2008, PNM filed its 2008 Electric Rate Case requesting the NMPRC to approve an increase in electric service rates to all PNM retail customers except those formerly served by TNMP. The proposed rates were designed to increase annual operating revenue by $123.3 million. PNM also proposed a more traditional FPPAC.  In June 2009, the NMPRC approved a stipulation resolving all issues in the rate case, including the inclusion of additional sources of power in determining rates.  The approved stipulation allows for an increase in annual non-fuel revenues of $77.1 million, 65% of which was implemented for bills rendered beginning July 1, 2009 and the remainder of which will be implemented April 1, 2010.  As an offset to the non-fuel revenue increase, PNM implemented a credit to customers totaling $26.3 million, representing the amount of revenues from past sales of SO2 allowances.  This amount is being credited to customers over 21 months beginning July 1, 2009.  PNM recorded an expense for the regulatory disallowance and recorded a regulatory liability for the amount to be credited to customers. The stipulation also provided for a more traditional FPPAC that went into effect with the new rates.  The new FPPAC has an annual rather than a monthly adjustment mechanism, but is based on forecasted fuel and purchased power costs.  The stipulation provides that 100% of off-systems sales revenues from resources included in retail rates be credited against fuel and purchased power costs in the FPPAC.

PNM anticipates a trend toward increasing costs of providing electric service and a period of plant expansion, primarily from renewable energy sources under the renewable energy portfolio requirements established pursuant to New Mexico’s Renewable Energy Act and related regulations of the NMPRC.  PNM also anticipates increases in costs related to renewals of rights of way on Native American lands, pension and benefits, and depreciation at SJGS.  PNM will seek to recover these increased costs of providing service to regulated customers through future rate filings, which may occur more frequently than in the past.  The impact that rate increases may have on customers’ usage and their ability to pay is unknown.

Senate Bill 477 (“SB 477”) became effective in June 2009.  SB 477 is designed to promote more timely recovery of reasonable costs of providing utility service in two ways.  First, SB 477 requires the NMPRC, when setting rates, to use the test period that best reflects the conditions the utility will experience when new rates are anticipated to go into effect.  The NMPRC is required to give due consideration that a future test period may be the one that best meets this requirement.  A future test period is defined as a twelve month period beginning no later than the date a proposed rate change is expected to take effect.  Traditionally, the NMPRC has used a historical test period, adjusted for known and measurable changes occurring within five to six months after the end of the test period, which reflects costs that could be up to two years old at the time new rates become effective.  It is possible, however, that NMPRC staff or intervenors would argue that continued use of a historical test period, adjusted for known and measurable changes, best meets the requirement.  Second, SB 477 requires the NMPRC to include construction work in progress in rate base, without an offset for allowance for funds used during construction, for environmental improvement projects and generation and transmission projects for which a certificate of public convenience and necessity has been issued.   This provision will allow utilities to collect costs as projects are being built rather than waiting until they are finished to include them in rate base, so long as the projects will be in service no later than two years after the filing date of the rate case.

PNM anticipates filing a rate case with the NMPRC in mid 2010 using a future test period as allowed by SB 477.  The magnitude of amounts to be requested is currently unknown and PNM cannot predict the amount that the NMPRC will approve.   PNM also anticipates filing a rate case with FERC in the fourth quarter of 2010 for its firm transmission customers.  The magnitude of the rate increase is currently unknown and PNM cannot predict the amount FERC will approve.  The rate base for the firm transmission customers is estimated to be between $160 million and $170 million.

The use of a future test year should help PNM to mitigate the adverse effects of regulatory lag, which is inherent when using a historical test year, by focusing on what costs are likely to be when new rates go into effect rather than what they were in the past.  The mitigation of the adverse effects of regulatory lag should result in PNM’s earnings more closely approximating the rate of return allowed by the NMPRC.  PNMR believes that achieving earnings that approximate its allowed rate of return is an important factor in attracting equity investors, as well as being an important metric utilized by credit rating agencies and financial analysts.  PNM’s debt securities are currently rated below investment grade by S&P, although Moody’s still rates PNM’s debt at the lowest level of investment grade.  PNM currently expects it will access the credit and capital markets in order to finance at least a portion of the anticipated construction expenditures discussed in Capital Requirements under Liquidity and Capital Resources below.  To the extent such financing includes the issuance of debt securities that are rated below investment grade, the debt would carry a higher interest rate than if the securities were investment grade.  Those higher interest costs would then be included in requests for rate relief, placing additional upward pressure on rates charged to customers.

As with any forward looking financial information, utilizing a future test year in a rate filing presents challenges that are inherent in the forecasting process.  PNM will need to forecast both operating and capital expenditures that will necessitate reliance on many assumptions concerning future conditions.  Among others, these would include assumptions about future economic conditions in PNM’s service territory, levels of employment, load growth and conservation, weather, usage patterns of customers, availability and technology regarding renewable energy sources, interest rates and other financing costs, access to capital markets, inflation, and impacts of regulatory actions.  In the rate making process, PNM’s assumptions will be subject to challenge by regulators and intervenors who may assert different interpretations or assumptions.

    PNM has completed the separation of its merchant operations from its regulated operations to comply with a 2003 NMPRC order.  The separation of merchant operations was accomplished in several steps.  Afton was transferred from merchant plant status and was included in retail rates in PNM’s 2007 Electric Rate Case.  In June 2008, PNM completed the sale of certain merchant wholesale power, natural gas and transmission contracts.  In addition, Luna and Lordsburg had been classified as merchant plant but in June 2009, the NMPRC approved PNM’s request in its 2008 Electric Rate Case that Luna and Lordsburg be included in retail rates.  See Note 17. This completed the separation required by the NMPRC.  The NMPRC did not require that PNM’s interest in PVNGS Unit 3 be separated from PNM.  PNM has entered into contracts for the sale of capacity and energy from its entire ownership interest in PVNGS Unit 3 through December 31, 2010.

    PNM also serves customers in New Mexico formerly served by TNMP.  When PNMR acquired TNMP, PNM was required to maintain the former TNMP customers under rates separate from the rest of PNM.  Pursuant to a stipulation approved by the NMPRC, PNM was prohibited from consolidating the cost of service for the two areas until January 1, 2015, unless the consolidation would not result in shifting more than $1.5 million in revenue requirements from the former TNMP customers to other PNM customers.  In addition, the stipulation provided that PNM would not seek rate changes for the former TNMP customers that would go into effect before January 1, 2011.  During 2009, the NMPRC requested the parties to the stipulation meet to discuss ways and means of mitigating possible large rate increases to the former TNMP customers that may occur when the rate moratorium expires.  The parties have been meeting periodically under the direction of a NMPRC Hearing Examiner, who was appointed by the NMPRC to serve as mediator for the discussions.   See Note 17.

TNMP

    TNMP’s financial health is also highly dependent on continued favorable regulatory treatment.  On August 29, 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues.  Subsequently, TNMP supplemented its filing to request an additional revenue increase of $15.7 million to recover costs caused by Hurricane Ike and costs related to the financing completed in March 2009.  In June 2009, TNMP and the other parties in the rate case reached a unanimous settlement resolving all issues in the rate case and permitting TNMP to increase its rates by $12.7 million annually.  This increase reflects interest and other costs associated with debt refinancing in March 2009 and the settlement adjusts the interest rate TNMP is allowed to collect on its CTC to reflect those costs.  The rate increase includes recovery of Hurricane Ike restoration costs plus carrying costs over five years.  The settlement was approved by the PUCT in August 2009.  TNMP now has the ability to update its transmission rates annually to reflect changes in its invested capital.  TNMP anticipates filing a request to update its rates under this provision in early to mid 2010.  Updated rates will reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities.

Environmental Sustainability

    The Company’s focus on the electric businesses also includes environmental sustainability efforts.  These efforts include environmental upgrades, improving energy efficiency, expanding the renewable energy portfolio of generation resources, and proactively addressing climate change. In early 2009, PNM completed environmental upgrades to each of the four units at SJGS.  PNM’s share of the costs of these upgrades, which reduced the levels of NOX, SO2, and mercury emissions, amounted to $161 million.  As described in Note 17, PNM is subject to the renewable portfolio standard established by New Mexico’s Renewable Energy Act and related regulations issued by the NMPRC, which require utilities to achieve certain levels of energy sales from renewable sources within its generation mix, including wind, solar, distributed generation, and other sources.  PNM is actively engaged in activities to meet the NMPRC standard.  PNM has also established various programs to promote energy efficiency, subject to the approval of the NMPRC.  The Company monitors initiatives regarding legislation or regulation regarding climate change, including GHG, and participates in organizations and forums concerning climate change. The Company has expressed support for the Waxman-Markey bill (see MD&A – Other Issues Facing the Company) and is generally supportive of a federal program that includes an economy-wide system of limitations on GHG that would include a cap and trade provision and a system of allowances and offsets designed to mitigate rate increases to utility customers.  The Company is exploring various methods to mitigate its GHG in anticipation of climate change legislation or regulation, including increasing energy efficiency programs and increased reliance on renewable energy resources.  See Climate Change Issues under Other Issues Facing the Company below for additional discussion of climate change matters.  All of these efforts involve costs that the Company believes should be recoverable through rates charged to customers to the extent the costs are attributable to regulated operations.  However, recovery of these costs is subject to the approval of regulators and will cause upward pressure on rates.

First Choice

As a REP, First Choice operates in the highly competitive Texas retail market, which experienced extreme price volatility and transmission congestion in 2008.  ERCOT controls the transmission of power in the areas that First Choice supplies.  ERCOT historically has operated through a series of geographic zones, which has led to congestion of the transmission system when large volumes of power were being transmitted between zones. Congestion tends to drive prices up in the spot market. These situations caused First Choice to incur losses in its speculative trading portfolio and led First Choice to exit its speculative activities in the second quarter of 2008.  These anomalies also negatively impacted the margins realized from end use customers.  These conditions were exacerbated by the impacts of Hurricane Ike and depressed economic conditions resulting in very high levels of customer turnover and levels of uncollectible accounts significantly higher than historical experience.  ERCOT has made changes in its control protocols and is scheduled to change from the zonal system to a nodal system in December 2010, both of which should reduce congestion and price volatility.  During 2009, the Texas retail market was more stable and First Choice does not anticipate the levels of extreme congestion and price volatility will reoccur in the near future.  In addition, both power and natural gas prices decreased significantly, resulting in a substantial increase in margins realized by First Choice.  These factors and increased focus on growing commercial accounts, customer credit standards, and improved customer service have contributed to an improvement in the results of operations at First Choice. However, similar to how the ERCOT market conditions - along with First Choice's buying and selling positions within that market - had a negative impact on the business in 2008, those same factors worked in First Choice’s favor in 2009.  For 2010, First Choice expects market conditions to continue to be a key factor for the business and believes margins will return to more historic levels.

Economic Conditions

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

    Although New Mexico and Texas do not seem to be impacted as greatly as some other areas of the United States, with unemployment rates that are somewhat lower than the rest of the nation, the territories served by the Company’s electric businesses have been impacted by the recession and general economic downturn.  As a result, the weather-adjusted volume of electric sales decreased in 2009 compared to 2008. The Company believes that electric sales volume will be relatively flat for the immediate future.

    The unprecedented disruption in the credit markets in late 2008 and early 2009 had a significant adverse impact on numerous financial institutions, including several of the financial institutions that have dealings with the Company. However, at this time, the Company’s existing liquidity instruments have not been materially impacted by the credit environment and management does not expect that it will be materially impacted in the near future.  The Company’s revolving credit facilities expire in 2011 and 2012 and will need to be renegotiated or replaced in order to provide sufficient liquidity to finance operations and construction expenditures.  The availability of such credit facilities and their terms and conditions will depend on the credit markets at that time, as well as the Company’s credit ratings and operating results. The Company is closely monitoring its liquidity and the credit markets.  In late 2008 and early 2009, there was also a significant decline in the level of prices of marketable equity securities, including those held in trusts maintained for future payments of benefits under pension and retiree medical plans.  Although the general price levels of marketable equity securities has recovered somewhat, the stock market decline will likely result in increased levels of funding and expense applicable to these trusts.

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

In 2009, however, Optim Energy was affected by continuing adverse market conditions, primarily low natural gas and power prices.  In response to those adverse conditions, in October 2009, Optim Energy changed its current strategy and near-term focus. Optim Energy is currently focused on utilizing cash flow from operations to reduce debt and optimizing its current generation assets as a stand-alone independent power producer.  The change resulted in staff positions being eliminated at Optim Energy, as well as integration of certain operations.  The goal is to position Optim Energy to optimize its performance under current market conditions with the expectation of being able to take advantage of any economic recovery in the power and gas markets over the next several years.

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

RESULTS OF OPERATIONS – PNMR

Executive Summary

A summary of net earnings (loss) attributable to PNMR is as follows:

	Year Ended December 31,			Change
	2009	2008	2007	2009/2008	2008/2007
		(In millions, except per share amounts)

Earnings (loss) from continuing operations	$53.5	$(305.3)	$59.4	$358.8	$(364.6)
Earnings from discontinued operations, net of income taxes	70.8	34.6	15.5	36.2	19.1
Net earnings (loss)	$124.3	$(270.6)	$74.9	$394.9	$(345.5)
Average common and common equivalent shares	91.7	83.5	77.9	8.2	5.6
Earnings (loss) from continuing operations per diluted share	$0.58	$(3.66)	$0.76	$4.24	$(4.42)
Net earnings (loss) per diluted share	$1.36	$(3.24)	$0.96	$4.60	$(4.20)

The components of the changes in earnings (loss) from continuing operations attributable to PNMR by segment are:

	Change
	2009/2008	2008/2007
	(In millions)
PNM Electric	$86.5	$(89.9)
TNMP Electric	21.0	(27.2)
Altura	-	(5.2)
First Choice	222.0	(204.8)
Corporate and Other	29.6	(15.1)
Optim Energy	(0.3)	(22.5)
Net change	$358.8	$(364.6)

Results of operations improved significantly in 2009 due largely to rate increases at our regulated utilities and strong performance at First Choice. On July 1, 2009, PNM Electric implemented the first phase of a $77.1 million non-fuel base rate increase for retail customers, except those formerly served by TNMP. PNM Electric was also granted a more traditional FPPAC, which replaced the Emergency FPPAC that terminated on July 1, 2009. On September 1, 2009, TNMP implemented a $6.8 million base rate increase. Additionally, retail margins at First Choice significantly improved.  Increases in 2009 were partially offset by regulatory disallowances of $16.2 million, after income taxes, primarily relating to prior sales of SO2 emission allowances that resulted from the settlement of PNM’s 2008 Electric Rate Case and a $19.3 million after-tax charge related to the settlement of the California energy crisis legal proceeding by PNM.  In addition, Optim Energy reduced the value of its held for sale NOx emission allowances. PNMR’s share of the after-tax charge was $15.6 million.

 Results of operations were negatively impacted by several major factors during 2008.  Impairments of goodwill and other intangible assets were recorded at PNM, TNMP, and First Choice, as well as at Optim Energy.  After-tax impairment losses reduced net earnings by $212.1 million.  PNM Electric recorded regulatory disallowances of $18.3 million after-tax resulting from its 2007 Electric Rate Case.  General declines in the stock market negatively impacted the values of investments in the NDT resulting in an after-tax decrease in earnings of $16.2 million in 2008 compared to 2007.  As a result of anomalies in the Texas energy market, First Choice experienced after-tax losses in its speculative trading operations, which were terminated in 2008, that were $29.8 million greater in 2008 than 2007.  In addition, economic conditions resulted in high default rates and uncollectible accounts at First Choice resulting in First Choice bad debt expense being $23.6 million greater after-tax in 2008 than in 2007.  Optim Energy wrote-off its inventory of emissions allowances related to CAIR as a result of that program being invalidated.  PNMR’s share of the after-tax loss was $9.6 million.  Income tax expense or benefit for 2008 was significantly impacted by the impairments of goodwill since the expense recorded for the impairments is not deductible for income tax purposes.  The consolidated effective income tax rates for 2008 were 23.38% for PNMR, 14.47% for PNM, and 476.65% for TNMP.  Excluding the losses due to goodwill impairment, the effective income tax rates would have been 42.43% for PNMR, 55.16% for PNM, and 30.25% for TNMP. The consolidated effective income tax rates for 2009 were 30.41% for PNMR, 30.08% for PNM, and 39.63% for TNMP.

    The increase in the number of common and common equivalent shares is primarily due to new issuances of PNMR common stock in connection with the equity-linked units in 2008. See Note 6.

Segment Information

The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities.  See Note 3 for more information on PNMR’s operating segments.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.  Trends and contingencies of a material nature are discussed to the extent known.  Refer also to Disclosure Regarding Forward Looking Statements in Item 1 and to Part II, Item 7A. Risk Factors.

PNM Electric

The table below summarizes operating results for PNM Electric:

	Year Ended December 31,			Change
	2009	2008	2007	2009/2008	2008/2007
	(In millions)

Total revenues	$968.0	$1,242.9	$1,137.0	$(274.9)	$106.0
Cost of energy	378.1	698.1	638.7	(319.9)	59.4
Gross margin	589.9	544.9	498.3	45.0	46.6
Operating expenses	420.5	465.7	381.1	(45.2)	84.6
Depreciation and amortization	92.1	85.7	83.2	6.4	2.5
Operating income (loss)	77.3	(6.5)	34.0	83.8	(40.5)
Other income (deductions)	37.4	7.1	53.3	30.4	(46.2)
Net interest charges	(69.1)	(69.9)	(52.7)	0.8	(17.2)
Earnings (loss) before income taxes	45.6	(69.3)	34.6	115.0	(103.9)
Income (taxes) benefit	(13.7)	10.0	(11.2)	(23.8)	21.2
Valencia non-controlling interest	(11.9)	(7.2)	-	(4.7)	(7.2)
Preferred stock dividend requirements	(0.5)	(0.5)	(0.5)	-	-
Segment earnings (loss)	$19.5	$(67.0)	$22.9	$86.5	$(89.9)

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2009/2008 Change			2008/2007 Change
	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
			(In millions)

Retail rate increases	$37.3	$16.4	$20.9	$36.3	$-	$36.3
Retail load, fuel and transmission	(55.5)	(102.3)	46.8	66.6	65.6	1.0
Sales of SO2 credits	-	-	-	(17.2)	-	(17.2)
Unregulated margins	(199.4)	(163.7)	(35.7)	(81.1)	(89.2)	8.1
Sale of merchant portfolio	(56.4)	(51.3)	(5.1)	56.4	51.3	5.1
Net unrealized economic hedges	(0.9)	(11.2)	10.3	44.9	42.1	2.8
Consolidation of Valencia PPA	-	(7.8)	7.8	-	(10.4)	10.4
Other	-	-	-	0.1	-	0.1
Total increase (decrease)	$(274.9)	$(319.9)	$45.0	$106.0	$59.4	$46.6

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Year Ended December 31,			Change
	2009	2008(1)	2007(1)	2009/2008	2008/2007
	(In millions, except customers)

Residential	$321.0	$296.1	$265.4	$24.9	$30.7
Commercial	330.6	326.4	294.8	4.2	31.6
Industrial	79.5	100.7	100.0	(21.2)	0.7
Public authority	19.8	19.1	15.1	0.7	4.0
Transmission	36.1	33.2	32.3	2.9	0.9
Firm requirements wholesale	29.0	46.9	46.3	(17.9)	0.6
Other sales for resale	140.3	345.9	396.6	(205.6)	(50.7)
Mark-to-market activity	0.1	56.6	(44.3)	(56.5)	100.9
Other	11.6	18.0	30.8	(6.4)	(12.7)
	$968.0	$1,242.9	$1,137.0	$(274.9)	$106.0
Average retail customers (thousands)	499.0	495.3	489.4	3.7	5.9

(1)  The customer class revenues have been reclassified to be consistent with the current year presentation.

The following table shows PNM Electric GWh sales by customer class:

	Year Ended December 31,			Change
	2009	2008(1)	2007(1)	2009/2008	2008/2007
	(Gigawatt hours)

Residential	3,264.4	3,221.9	3,208.6	42.5	13.3
Commercial	3,899.1	4,029.8	4,006.4	(130.7)	23.4
Industrial	1,454.5	1,657.6	1,920.1	(203.1)	(262.5)
Public authority	249.6	253.1	236.7	(3.5)	16.4
Firm requirements wholesale	689.7	1,123.5	1,121.7	(433.8)	1.8
Other sales for resale	3,996.3	5,095.2	6,897.3	(1,098.9)	(1,802.1)
	13,553.6	15,381.1	17,390.8	(1,827.5)	(2,009.7)

      (1)  The customer class volumes have been reclassified to be consistent with the current year presentation.

The results of operations of PNM Electric are primarily driven by the rate making decisions and other actions of the NMPRC.  On July 1, 2009, PNM Electric implemented the first phase of a $77.1 million non-fuel base rate increase for retail customers, except those formerly served by TNMP.  The first phase allowed PNM to increase customer bills for 65% of the annual base rate increase or $50.1 million.  PNM will implement the second phase, or the remaining 35% of the annual base rate increase, beginning April 1, 2010.  In the 2008 Electric Rate Case, PNM Electric was also granted a more traditional FPPAC, which replaced the Emergency FPPAC on July 1, 2009.  PNM Electric revenues and margin further increased because of a rate increase that was implemented in the second quarter of 2008.

In 2009, decreases in retail revenues were driven by lower retail loads, due to milder weather combined with lower usage per customer and reduced operations of a major industrial customer.   In addition, retail revenues were further reduced by lower economy sales volumes and prices in 2009.  These decreases in revenues were more than offset by recovery of fuel costs through the FPPAC for retail customers, except those formerly served by TNMP, and lower natural gas and economy purchase costs improved regulated margins for those customers without a FPPAC.

In 2008, PNM Electric revenues and gross margins increased compared to 2007 due to a base rate increase and the implementation of the Emergency FPPAC in second quarter 2008.  These increases were partially offset due to higher coal prices and higher replacement power prices for market purchases required when resources were not sufficient to meet load requirements, largely due to reduced availability at SJGS.  These costs were partially offset by an increase in off-system sales revenues largely due to increased availability at PVNGS, which allowed for market sales when resources were in excess of load requirements.

Beginning with the implementation of new rates on July 1, 2009, the retail portion of sales of SO2 emission allowances are passed through to retail customers via a rate rider.  In 2008, lower sales of SO2 emission allowances reduced revenues and margin.

Prior to May 2009, the revenues and cost associated with Luna, Lordsburg, and the Valencia PPA were included in unregulated margins. Upon approval of the Resource Stipulation (see Note 17), the costs of the Valencia PPA and Luna and Lordsburg, net of off-system revenues are recovered through the regulatory process, which reduces unregulated margins.  Unregulated revenues and margins were further reduced due to pre-tax charges of $32.0 million associated with a settlement with California Parties arising out of certain transactions in the California energy markets during 2000 and 2001 (see Note 16).  Other increases in unregulated margins due to favorable pricing terms under a forward sales agreement for power from PNM’s interest in PVNGS Unit 3 are offset by the settlement of favorable pricing from hedge positions taken in the prior year.

PNM Electric analyzes results associated with the Valencia PPA as costs of energy, which prior to the approval of the Resources Stipulation were reflected in unregulated margins.  As discussed above, beginning in May 2009, the Valencia PPA is being recovered through regulated rates. Under GAAP, the Valencia PPA is consolidated, which results in costs being reflected as operating expenses and non-controlling interest that would have been included in cost of energy if the Valencia PPA was not consolidated.

In 2008, unregulated revenues and cost of energy related to unregulated margins decreased due to the sale of the merchant portfolio in June 2008.  PNM’s merchant portfolio included certain wholesale power, natural gas and transmission contracts that reflected a significant portion of unregulated activity at PNM.  These decreases were partially offset by increased revenues and cost of energy, including demand charges, from the dispatch of unregulated gas plants based on market profitability.  Additionally, unregulated revenues increased due to increased PVNGS availability and more favorable pricing terms under the forward sales agreement at PVNGS, resulting in a net increase to margin.

Operating expenses decreased in 2009, primarily due to a $51.1 million impairment loss on goodwill in 2008.  No impairments were recorded in 2009.  In 2009, PNM Electric recorded regulatory disallowances of $26.3 million relating to prior sales of SO2 emission allowances and $0.5 million of deferred rate case expenses that resulted from the settlement of the 2008 Electric Rate Case, compared to regulatory disallowances in 2008 as a result of the 2007 Electric Rate Case of $10.6 million and $19.6 million related to the write-off of deferred costs of RECs and coal mine decommissioning costs.  Lower operating expenses due to reduced planned environmental outages at SJGS and planned outages at PVNGS, the impairment of certain Afton costs above amounts approved in a regulatory order in 2008, and labor savings, are more than offset by increases in pension and benefit costs, increased allocation of corporate overhead costs, and higher taxes other than income resulted from technology tax credits taken in 2008.

Depreciation and amortization costs increased in 2009 and 2008.  These cost increases are primarily driven by the completion of the environmental upgrades on all four units at SJGS and increases in distribution and transmission plant.    In 2008, depreciation expense increased primarily due to the completion of Afton.

In 2009, PNM recognized interest income related to uncertain income tax positions associated with changes in book to tax differences on capitalization, compared to a reduction in interest income in 2008.  In addition, other income increased in 2009 due to improved performance of the NDT assets.  In 2008, other income and deductions were reduced due to realized losses as well as impairment losses related to the NDT assets.

In 2009, higher long-term interest costs on debt are offset by lower outstanding debt balances and lower interest rates and transaction fees on short-term borrowings.  In 2008, interest expenses increased due to higher borrowings at higher long-term interest rates, along with transaction fees associated with the refinancing of debt.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Year Ended December 31,			Change
	2009	2008	2007	2009/2008	2008/2007
	(In millions)

Total revenues	$192.6	$190.3	$180.4	$2.4	$9.9
Cost of energy	34.7	32.7	29.5	2.1	3.2
Gross margin	157.9	157.6	150.9	0.3	6.7
Operating expenses	75.5	101.5	67.8	(25.9)	33.6
Depreciation and amortization	37.3	38.7	30.4	(1.4)	8.3
Operating income	45.1	17.4	52.7	27.7	(35.2)
Other income (deductions)	2.9	3.2	1.6	(0.4)	1.7
Net interest charges	(27.8)	(18.3)	(25.2)	(9.5)	6.8
Earnings before income taxes	20.2	2.3	29.1	17.8	(26.7)
Income (taxes)	(8.0)	(11.1)	(10.6)	3.1	(0.5)
Segment earnings (loss)	$12.2	$(8.8)	$18.4	$21.0	$(27.2)

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2009/2008 Change			2008/2007 Change
	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)

Rate increase	$4.5	$-	$4.5	$-	$-	$-
Customer growth/usage	0.2	-	0.2	4.9	-	4.9
Hurricane Ike margin impact	1.6	-	1.6	(1.6)	-	(1.6)
PUCT order	-	-	-	4.2	-	4.2
Other	(3.9)	2.1	(6.0)	2.4	3.2	(0.8)
Total increase (decrease)	$2.4	$2.1	$0.3	$9.9	$3.2	$6.7

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Year Ended December 31,			Change
	2009	2008	2007	2009/2008	2008/2007
	(In millions, except customers)

Residential	$74.7	$71.7	$69.5	$3.0	$2.2
Commercial	73.3	72.8	70.1	0.5	2.7
Industrial	12.1	13.8	7.9	(1.7)	5.9
Other	32.5	32.0	32.9	0.6	(0.9)
	$192.6	$190.3	$180.4	$2.4	$9.9
Average customers (thousands) (1)	230.9	229.5	226.2	1.4	3.3

(1)
Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy.  The average customers reported above include 86,575, 112,638, and 137,015 customers of TNMP Electric at December 31, 2009, 2008, and 2007 who have chosen First Choice as their REP.  These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Year Ended December 31,			Change
	2009	2008	2007	2009/2008	2008/2007
	(Gigawatt hours)(1)

Residential	2,582.6	2,533.0	2,520.6	49.6	12.4
Commercial	2,216.9	2,206.2	2,196.0	10.7	10.2
Industrial	1,983.2	2,094.8	1,927.9	(111.6)	166.9
Other	107.1	107.5	100.6	(0.4)	6.9
	6,889.8	6,941.5	6,745.1	(51.7)	196.4

(1)
The GWh sales reported above include 1,131.9, 1,563.3, and 2,018.1 GWhs for December 31, 2009, 2008, and 2007 used by customers of TNMP Electric who have chosen First Choice as their REP.  These GWhs are also included below in the First Choice segment.

On September 1, 2009, TNMP implemented a $6.8 million base rate increase.  In addition to the base rate increase, TNMP was allowed to increase the cost of debt on its competitive transition charges as well as to recover Hurricane Ike system restoration costs and rate case expenses through additional rate riders.  In 2009, a small increase in average customers and the absence of a major hurricane in 2009 increased revenues and margins.  These increases were partially offset by milder weather and lower customer usage.  Other changes to revenues, cost of energy and margin include transmission charges to and from other transmission and distribution providers, miscellaneous service fees, and revenues associated with TNMP’s CTC.  Other revenues and margin decreased primarily due to a rate decrease on TNMP’s CTC effective January 2009 and lower miscellaneous service fee revenues.  Reductions in lower CTC revenues are offset with lower CTC amortization discussed below.

In 2008, increases in the average customer count and higher per-customer usage increased sales volumes, revenues and gross margin.  In 2008, warmer temperatures in June and July were partially offset by milder temperatures at the beginning and ending of the year along with Hurricane Ike, which struck the Gulf Coast in September 2008 and resulted in a decrease to customer usage.  2007 revenues included a fuel credit to industrial customers, as ordered by the PUCT.  The conclusion of this credit in December of 2007 resulted in increased revenues and gross margin in 2008.  Additionally, the collection of stranded costs incurred by TNMP as part of the deregulation of the Texas energy market increased revenues slightly, as collections are based on customer usage.  These increases are offset by increases in depreciation and amortization related to the amortization of these regulatory assets.

Operating expenses decreased due to an impairment of goodwill in 2008 of $34.5 million.  No impairments were recorded in 2009.  Other than the impairment, increases in operating expenses in 2009 resulted from higher distribution maintenance costs for tree trimming, increased pension and benefit costs, increased allocation of corporate overhead costs, higher property and street rental taxes, and write-off of $0.7 million in Hurricane Ike restoration costs that were not authorized to be recovered in the rate rider discussed above.  These costs were partially offset by the approval and recovery of costs related to achieve savings associated with the Company’s business improvement plan which resulted in a reduction of administrative and general costs of $1.1 million. Operating expenses increased in 2008 due to an impairment of goodwill amounting to $34.5 million as a result of the annual impairment testing.

Depreciation and amortization expense decreased in 2009 due to lower amortization costs associated with TNMP’s CTC, which is partially offset with amortization for Hurricane Ike restoration costs, which are recovered in rates described above, and higher depreciation costs due to increase in transmission plant. Depreciation and amortization expense increased in 2008 due to increased amortizations of regulatory assets for stranded costs, depreciation on higher plant balances, and the absence of amortizations of a regulatory liability in 2007 related to the industrial fuel credit.

In 2009, other income and deductions decreased due to lower revenues associated with contributions in aid of construction and the gain on disposal of certain assets recorded in 2008, which were offset by the recovery of carrying costs on the Hurricane Ike restoration costs of $1.3 million.  In 2008, other income and deductions increased due to gains on the sale of non-utility property and higher contributions in aid of construction, partially offset by a decrease in interest income on uncertain income tax positions.

Interest charges increased in 2009 due to higher interest rates on long-term debt issued in March 2009, which repaid short-term borrowings that were at lower interest rates.  The higher cost of the long-term debt is reflected in the rate increase effective September 2009.  Interest charges decreased in 2008 due to a $100 million reduction of long-term debt in the second quarter of 2007, along with the repayment of $148.9 million of long-term debt in the second quarter of 2008 utilizing additional short-term debt with a lower interest cost.

PNM Gas

The table below summarizes the operating results for PNM Gas, which is classified as discontinued operations in the Consolidated Statements of Earnings:

	Year Ended December 31,			Change
	2009	2008	2007	2009/2008	2008/2007
	(In millions)

Total revenues	$65.7	$507.0	$508.5	$(441.3)	$(1.6)
Cost of energy	44.7	346.6	352.8	(301.9)	(6.2)
Gross margin	21.0	160.4	155.7	(139.4)	4.6
Operating expenses	11.3	92.2	97.1	(80.9)	(4.9)
Depreciation and amortization	-	-	21.6	-	(21.6)
Operating income	9.7	68.2	37.0	(58.5)	31.2
Other income (deductions)	0.3	2.6	1.1	(2.3)	1.4
Net interest charges	(1.0)	(13.2)	(12.2)	12.2	(1.0)
Gain on disposal	98.4	-	-	98.4	-
Earnings before income taxes	107.5	57.6	25.9	49.9	31.7
Income (taxes)	(36.7)	(23.0)	(10.4)	(13.7)	(12.6)
Segment earnings	$70.8	$34.6	$15.5	$36.2	$19.1

PNM completed the sale of PNM Gas on January 30, 2009.  As a result of the sale, the above table reflects operations from the PNM Gas business from January 1 through January 30, 2009, compared to a full year of operations for 2008 and 2007.  The other tables presented below exclude 2009 since it is not meaningful.

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2008/2007 Change
	Total	Cost of	Gross
	Revenues	Energy	Margin
		(In millions)

Gas prices	$(1.7)	$(1.7)	$-
Rate increase	5.1	-	5.1
Customer growth/usage	4.6	3.7	0.9
Off-system activities	(8.5)	(8.2)	(0.3)
Other	(1.1)	-	(1.1)
Total increase (decrease)	$(1.6)	$(6.2)	$4.6

The following table shows PNM Gas operating revenues by customer class and average number of customers:

	Year Ended December 31,		Change
	2008	2007	2008/2007
	(In millions, except customers)

Residential	$342.5	$338.5	$4.0
Commercial	103.9	102.3	1.6
Industrial	3.9	2.7	1.2
Transportation(1)	16.2	15.1	1.1
Other	40.5	49.9	(9.5)
	$507.0	$508.5	$(1.6)
Average customers (thousands)	496.5	491.6	4.9

(1)	Customer-owned gas.

The following table shows PNM Gas throughput by customer class:

	Year Ended December 31,		Change
	2008	2007	2008/2007
	(Thousands of decatherms)

Residential	31,981.0	29,468.1	2,512.9
Commercial	11,302.1	10,655.6	646.5
Industrial	417.3	313.1	104.2
Transportation(1)	37,073.2	40,299.3	(3,226.1)
Other	3,107.4	5,356.8	(2,249.4)
	83,881.0	86,092.9	(2,211.9)

(1)	Customer-owned gas.

Differences between operating results of PNM Gas for 2009 and 2008 are primarily due to 2009 only including one month of operations.  Milder weather combined with lower usage-per customer reduced overall sales volumes in 2009 when compared to the same period in the prior year.  A pre-tax gain of $98.4 million was recognized on the sale of the PNM gas business.  In 2009, PNM expensed $5.4 million primarily associated with retained liabilities from discontinued operations in other income and deductions.  Implementation of an approved NMPRC rate increase resulted in an increase to revenues and gross margin in 2008.  In 2008, a slight increase in the average customer count and a 2.0% increase in heating-degree days, both of which were mostly offset by economic conditions, resulted in increased revenues and gross margin.  During 2008, revenues from off-system activities decreased due to a lack of market activity.

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

In 2008, operating expenses decreased due to reductions in shared service costs resulting from the business improvement plan, along with a reduction for costs incurred in 2007 for self-insurance costs and severance and consulting costs associated with the business improvement plan to reduce costs and improve processes in future years.  Certain corporate items that historically were allocated to the PNM Gas segment cannot be included as discontinued operations and were reassigned to PNM Electric for 2007.  These items include officer compensation, depreciation on common utility and shared-service assets, and postage costs.  The after-tax amount of costs reassigned in 2007 totaled $6.4 million.  Beginning in 2008, these costs were reallocated among all PNMR business segments, other than PNM Gas.

Due to the sale of the gas business, the assets held for sale were not depreciated in accordance with GAAP.  If PNM Gas were not treated as discontinued operations, depreciation of $1.8 million and $21.5 million would have been recorded in 2009 and 2008.

Changes in other income and deductions are primarily due to interest on PGAC balances.

Interest charges were primarily allocated from PNM and increased in 2008 due to higher borrowings at higher long-term rates.

Altura

The table below summarizes the operating results for Altura:

Year Ended December 31, 2007
(In millions)

Total revenues	$65.4
Cost of energy	22.1
Gross margin	43.3
Operating expenses	18.6
Depreciation and amortization	7.7
Operating income	17.0
Interest income	0.1
Other income (deductions)	-
Net interest charges	(8.5)
Earnings before income taxes	8.6
Income (taxes)	(3.4)
Segment earnings	$5.2

Altura was contributed to Optim Energy on June 1, 2007.  Forced outages in the first quarter of 2007 reduced earnings, in addition to the impairment of the value of developmental rights for the expansion of the plant.  See Note 2.  This decrease was partially offset by reduced interest expense associated with the pay down of outstanding debt.

First Choice

The table below summarizes the operating results for First Choice:

	Year Ended December 31,			Change
	2009	2008	2007	2009/2008	2008/2007
			(In millions)

Total revenues	$528.8	$582.2	$600.7	$(53.4)	$(18.5)
Cost of energy	346.5	564.3	500.8	(217.9)	63.5
Gross margin	182.4	17.9	99.9	164.5	(82.0)
Operating expenses	107.4	238.4	57.3	(131.0)	181.1
Depreciation and amortization	1.8	2.4	1.9	(0.6)	0.5
Operating income (loss)	73.2	(222.8)	40.8	296.0	(263.6)
Other income (deductions)	(0.4)	1.7	2.1	(2.1)	(0.4)
Net interest charges	(2.8)	(4.0)	(0.8)	1.2	(3.2)
Earnings (loss) before income taxes	70.0	(225.1)	42.1	295.2	(267.2)
Income (taxes) benefit	(25.6)	47.6	(14.9)	(73.2)	62.5
Segment earnings (loss)	$44.4	$(177.6)	$27.2	$222.0	$(204.8)

The following table summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2009/2008 Change			2008/2007 Change
	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
			(In millions)

Retail margins	$(47.8)	$(156.1)	$108.3	$78.0	$94.1	$(16.1)
Weather	7.7	6.2	1.5	0.9	1.1	(0.2)
Customer growth/usage	(67.4)	(59.4)	(8.0)	(49.5)	(37.2)	(12.3)
Hurricane Ike	4.2	0.9	3.3	(4.2)	(0.9)	(3.3)
Trading margins	49.9	-	49.9	(46.3)	-	(46.3)
Unrealized economic hedges	-	(9.5)	9.5	2.6	6.4	(3.8)
Total increase (decrease)	$(53.4)	$(217.9)	$164.5	$(18.5)	$63.5	$(82.0)

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Year Ended December 31,			Change
	2009	2008	2007	2009/2008	2008/2007
	(In millions, except customers)

Residential	$349.6	$407.3	$390.3	$(57.7)	$17.0
Mass-Market	25.7	52.7	61.0	(27.0)	(8.3)
Mid-Market	133.1	149.3	141.6	(16.2)	7.7
Trading gains (losses)	-	(49.9)	(3.6)	49.9	(46.3)
Other	20.4	22.8	11.4	(2.4)	11.4
	$528.8	$582.2	$600.7	$(53.4)	$(18.5)
Actual customers (thousands) (1,2)	225.0	237.4	258.4	(12.4)	(21.0)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)
Due to the competitive nature of First Choice’s business, actual customer count at December 31 is presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

The following table shows First Choice GWh electric sales by customer class:

	Year Ended December 31,			Change
	2009	2008	2007	2009/2008	2008/2007
	(Gigawatt hours(1))

Residential	2,441.6	2,547.5	2,796.9	(105.9)	(249.4)
Mass-Market	145.6	278.3	371.8	(132.7)	(93.5)
Mid-Market	1,063.6	1,176.8	1,197.3	(113.2)	(20.5)
Other	9.7	16.3	21.1	(6.6)	(4.8)
	3,660.5	4,018.9	4,387.1	(358.4)	(368.2)

(1)  See note above in the TNMP Electric segment discussion about the impact of TECA.

During 2009, a decrease in the average sales price, lower MWh sales, and a reduction in the number of customers resulted in decreased operating revenues compared to 2008.   However, significantly lower purchased power costs and favorable weather in 2009 resulted in decreased cost of energy and a net increase in gross margins.  Margins were also higher in 2009 due to the impacts of Hurricane Ike and the LBCS bankruptcy in 2008 that did not recur in 2009.

During 2008, a decrease in customers and lower MWh sales decreased gross margins compared to 2007.  Average retail sales prices increased although contractual delays in implementing price increases on fixed price term customer renewals, coupled with contractual limitations on monthly price increases for floating rate customers prevented First Choice from recouping the dramatic increase in purchase power costs in 2008.  The impact of Hurricane Ike decreased sales and resulted in an excess purchased power supply that had to be sold in the spot market at prices less than cost, which decreased gross margins.

First Choice entered into a series of speculative forward trades that arbitraged basis differentials among certain ERCOT delivery zones that decreased trading margins by $49.9 million in 2008.  This decrease includes a speculative loss position of $3.3 million related to the LBCS bankruptcy.  The LBCS contracts were subsequently replaced with other counterparty contracts resulting in no material net change in First Choice’s future position.  Because of continued market volatility and concern that the forward basis market would continue to deteriorate, First Choice ended any further speculative trading in 2008.  No significant additional costs were incurred in 2009 and none are expected in the future related to speculative trading.  Gains or losses on unrealized economic hedges represent unrealized fair value estimates related to forward energy contracts and are not necessarily indicative of the amounts that will be realized upon settlement.

The allowance for uncollectible accounts and related bad debt expense is based on collections and write-off experience.  Bad debt expense decreased $10.7 million in 2009 compared to 2008 which is partially attributable to lower operating revenues in 2009.  In late 2008 and early 2009, the customer default rates experienced were significantly above historic levels due to macroeconomic conditions, higher average final bills, and an increase in customer churn.  This resulted in an increase in bad debt expense of $36.7 million in 2008 compared to 2007.  Management of First Choice is addressing the bad debt situation through several initiatives which also contributed to a reduction in bad debt expense in 2009.  These initiatives include efforts to reduce the default rate experienced for customers switching to another REP and increased focus on identifying new customer prospects that are more likely to demonstrate desired payment behavior.  To accomplish these initiatives, First Choice is focusing its marketing efforts on commercial customers and customers with established payment patterns.  In addition, First Choice is increasing the credit score required to become a customer and expanding the circumstances where customers are required to provide advance deposits to obtain service, or both.  In addition, possible regulatory changes are under discussion with the PUCT that would impede a customer's ability to switch REPs until past due balances are paid.

Total operating expenses decreased in 2009 due to 2008 impairments of goodwill of $88.8 million, the First Choice trade name of $42.6 million, and the First Choice customer list of $4.8 million pre-tax (aggregating $119.6 million after-tax) resulting from the annual impairment testing.  No impairments have been recorded in 2009.  See Note 25.  These decreases were partially offset by increased operational costs in 2009, largely attributable to customer acquisition and support expenses. Increased operational costs, which include expenses related to customer acquisition and services, as well as employee labor, pension and benefits, resulted in a decrease to segment earnings when comparing 2008 to 2007.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Year Ended December 31,			Change
	2009	2008	2007	2009/2008	2008/2007
			(In millions)

Total revenues	(41.7)	(55.9)	(69.5)	14.2	13.5
Cost of energy	(41.3)	(55.2)	(69.5)	13.9	14.3
Gross margin	(0.4)	(0.7)	-	0.4	(0.8)
Operating expenses	(13.5)	(0.4)	6.9	(13.1)	(7.4)
Depreciation and amortization	16.7	17.6	12.5	(0.8)	5.1
Operating income (loss)	(3.6)	(17.9)	(19.4)	14.3	1.5
Equity in net earnings (loss) of Optim Energy	(30.1)	(29.7)	7.6	(0.4)	(37.3)
Other income (deductions)	15.2	(7.9)	(6.4)	23.1	(1.5)
Net interest charges	(22.5)	(40.8)	(33.0)	18.2	(7.7)
Earnings (loss) before income taxes	(41.1)	(96.3)	(51.3)	55.2	(45.0)
Income (taxes) benefit	18.5	44.4	37.0	(25.9)	7.4
Segment earnings (loss)	$(22.5)	$(51.9)	$(14.3)	$29.4	$(37.6)

The Corporate and Other Segment includes consolidation eliminations of revenues and cost of energy between business segments, primarily related to TNMP’s sale of transmission to First Choice.

Operating expenses decreased $13.1 million in 2009 compared to 2008 and $7.4 million in 2008 compared to 2007.  These decreases were primarily related to $10.7 million in severances and consulting charges related to the business improvement plan that were incurred in 2008, but not in 2009 and $3.1 million in 2008 compared to 2007.  Other operating expenses also decreased due to reduced consulting expenses and an overall reduction in labor due to the business improvement plan and synergies from the divestiture of PNM Gas. In 2009, there was an offsetting increase in incentive compensation expense.  The overall decreases include an offset to depreciation expense described below.  Operating expenses in 2008 and 2007 also include a credit related to the elimination of operating lease expense paid by PNM to PNMR related to a portion of PVNGS Unit 2, which was purchased in 2007, contributing a favorable variance of $4.8 million in 2008 compared to 2007. Operating expenses includes a $3.1 million loss in 2007 related to the contribution of Altura to Optim Energy.  In addition, 2007 includes $2.8 million related to Optim Energy formation costs.  Favorable variances were also partially offset by higher consulting and legal costs related to the sale of PNM Gas in the amount of $3.4 million in 2008 compared to 2007.

Depreciation expense decreased $0.8 million 2009 compared to 2008 and increased $5.1 million 2008 compared to 2007.  These changes include $0.8 million and $2.9 million increases, respectively, related to increased depreciation on shared services asset base, which is offset in operating expenses in the Corporate and Other segment as a result of allocation of these costs to other business segments.  The remaining variances are primarily due to depreciation on a portion of PVNGS Unit 2, which was purchased by a subsidiary of PNMR in mid 2007 and was leased to PNM through mid 2009, when beneficial ownership was transferred to PNM.

Corporate and Other results include earnings associated with Optim Energy.  Further explanation of equity in Optim Energy is shown below.

Other income and deductions increased in 2009 compared to 2008 primarily due to a $15.0 million fee received upon termination of the CRHC acquisition agreement and a gain of $7.3 million on the repurchase of $157.4 million of PNMR’s 9.25% senior unsecured notes.  In addition, increases in 2008 compared with 2007 include the effects of the elimination of interest income associated with the PVNGS lessor notes in the amount of $2.0 million.

Net interest charges decreased by $18.2 million in 2009 compared to 2008 and increased $7.7 million in 2008 compared to 2007.  The decrease in 2009 compared to 2008 was primarily driven by lower debt borrowing volumes for both long-term and short-term debt.  The increase in 2008 compared to 2007 was primarily driven by the issuance of $350.0 million senior unsecured notes and $4.9 million increase in interest on uncertain income tax positions, partially offset by $10.6 million in savings related to short-term borrowing volumes and rates.

Optim Energy

The table below summarizes the operating results for Optim Energy:

	Year Ended December 31,			2009/2008	2008/2007
	2009	2008	2007	Change	Change
		(In millions)

Total operating revenues	$319.5	$472.7	$224.3	$(153.2)	$248.4
Cost of energy	201.5	366.5	147.3	(165.0)	219.2
Gross margin	118.0	106.2	77.0	11.8	29.2
Operating expenses	123.7	117.8	33.5	5.9	84.3
Depreciation and amortization	37.2	30.5	15.6	6.7	14.9
Operating income (loss)	(42.9)	(42.1)	27.9	(0.8)	(70.0)
Other income (deductions)	(0.3)	0.7	0.6	(1.0)	0.1
Net interest charges	(13.8)	(19.2)	(17.9)	5.4	(1.3)
Earnings (loss) before income taxes	(57.0)	(60.6)	10.6	3.6	(71.2)
Income (tax) benefit on margin	0.2	0.1	(0.4)	0.1	0.5
Net earnings (loss)	$(56.8)	$(60.5)	$10.2	$3.7	$(70.7)

50 percent of net earnings (loss)	$(28.4)	$(30.2)	$5.1	$1.8	$(35.3)
Plus amortization of basis difference in Optim Energy	(1.7)	0.5	2.5	(2.2)	(2.0)
PNMR Equity in net earnings of Optim Energy	$(30.1)	$(29.7)	$7.6	$(0.4)	$(37.3)

Optim Energy has changed its current strategy and near-term focus due to current adverse market conditions.  Optim Energy is currently focused on utilizing cash flow from operations to reduce debt and optimizing its generation assets as a stand-alone independent power producer.  The goal is to position Optim Energy to optimize its performance in the current market with expectation of being able to take advantage of any economic recovery in the power and gas market over the next several years.

Optim Energy’s management evaluates the results of operations on an on-going earnings before interest, income taxes, depreciation, amortization, and mark-to-market (“On-going EBITDA”) basis. Altura (Twin Oaks), Altura Cogen, and Cedar Bayou 4 generating stations comprise Optim Energy’s core business.  Cedar Bayou 4, which was completed in June 2009, ahead of schedule and slightly under budget, contributed $4.6 million, excluding depreciation, to operating income for the year ended December 31, 2009.  Generation increased from 1,481 GWh for the year ended December 31, 2007 to 5,295 GWh for the year ended December 31, 2008, and 5,755 GWh for the year ended December 31, 2009.  Operating expenses increased as Optim Energy completed the build-out of its organization.  Revenue related to power sales and purchases is included net in operating revenues.  Costs related to fuel purchases and sales are recorded net in cost of sales.

On-going EBITDA excludes purchase accounting amortization included in gross margin related to out of market contracts and emission allowances that were recorded at the acquisition of Altura and Altura Cogen.  Amortization related to out of market contracts decreased total operating revenues $6.7 million in 2009 and increased total operating revenues by $2.2 million and $36.4 million in 2008 and 2007.  Amortization for out of market contracts will continue through the expiration of each contract, which is 2010 for Altura and 2021 for Altura Cogen.  In addition, 2009, 2008, and 2007 cost of energy includes $4.7 million, $11.2 million and $2.3 million of amortization related to emission allowances acquired in the 2007 transactions.  The amortizations for emission allowances are recorded as the allowances are used in plant operations, sold or expire.

    Optim Energy has a multi-year hedging program.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales are derivative instruments that are required to be marked to market.  Due to the extreme market volatility experienced in the first quarter of 2008 in the ERCOT market, Optim Energy made the decision to exit the speculative trading business and close out the speculative trading positions in early 2008.  Optim Energy incurred $2.4 million of speculative trading losses and has since settled all speculative positions.  On-going EBITDA excludes the forward mark-to-market losses of $6.9 million for 2009, gains of $6.3 million for 2008, and losses of $0.3 million for 2007.

Optim Energy has emission allowance inventory from the purchase of Altura Cogen and contribution of Altura, a portion of which falls under the CAIR program.  In July 2008, a federal appeals court ruling by the U.S. Court of Appeals for the District of Columbia Circuit Court invalidated CAIR.  This ruling appeared to remove the need for emissions allowance credits under the CAIR program.  In 2008, Optim Energy recorded a pre-tax write off, included in operating expenses, of $31.7 million for all inventory held under the CAIR program.  Optim Energy values its remaining emission allowances at the lower of cost or market.  In December 2009, Optim Energy reduced the value of its held for sale NOx emission allowances by $51.6 million because of significant price declines in an illiquid market.  At December 31, 2009, Optim Energy has $4.9 million remaining held for sale allowances in inventory. As of December 31, 2009, Optim Energy also has $54.6 million remaining in inventory for emission allowances that are held to meet the emission requirements of its generating facilities.

The assets of Altura transferred to Optim Energy included the development rights for a possible 600-megawatt expansion of the Twin Oaks plant, which was classified as an intangible asset.  In the year ended December 31, 2008, Optim Energy made a strategic decision not to pursue the Twin Oaks expansion and wrote off the development rights as an impairment of intangible assets amounting to $21.8 million. In addition, Optim Energy expensed $1.2 million in the year ended December 31, 2008, of deferred administrative and general costs related to this project.

LCC is Optim Energy’s counterparty in several agreements for power and steam sales.  In addition, LCC leases Optim Energy the land for the Altura Cogen facility and provides other services, including water, to that facility.  On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code.  The pre-petition amount due from LCC is immaterial and was fully reserved as of December 31, 2008.  LCC has continued to perform under the existing contracts since the filing.

The contribution of Altura created a basis difference between PNMR’s recorded investment in Optim Energy and 50 percent of Optim Energy’s equity.  The PNMR net earnings impact does not equal 50 percent of the Optim Energy amortization because of this basis difference.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  The basis difference adjustment reflected above relates primarily to contract amortization with insignificant offsets related to the other minor basis difference components.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The information concerning PNMR’s cash flows is summarized as follows:

	Year Ended December 31,			Change
	2009	2008	2007	2009/2008	2008/2007
	(In millions)

Net cash flows from: Operating activities	$87.7	$88.6	$223.1	$(0.9)	$(134.5)
Investing activities	379.7	(320.7)	(73.5)	700.4	(247.2)
Financing activities	(593.4)	355.0	(255.2)	(948.4)	610.2
Net change in cash and cash equivalents	$(126.0)	$122.9	$(105.6)	$(248.9)	$228.5

The changes in PNMR’s cash flows from operating activities relate primarily to increased margins and reduced collateral requirements at First Choice in 2009. PNMR also received a $9.1 million after-tax settlement in 2009 due to the termination of the CRHC acquisition agreement. Increases were partially offset by the payment of taxes related to earnings and the sale of PNM Gas in 2009, as well as only one month of operations from the PNM Gas segment. In 2008, lower earnings primarily due to results of operations and increased collateral requirements at First Choice decreased cash flows from operating activities. Higher interest payments in 2008 compared to 2009 and 2007 also contributed to the changes.

The changes in cash flows from investing activities relate primarily to the proceeds from the sale of PNM Gas in 2009 as well as reduced utility plant additions at PNM, including for the PNM Gas segment. The contribution of Altura resulting in net cash distributions to PNMR from Optim Energy in 2007 (see Note 22) and higher expenditures for utility plant additions in 2007, including the purchase of assets underlying a portion of PVNGS leased by PNM (see Note 2), expansion of Afton, environmental upgrades at SJGS, and higher purchases of nuclear fuel for PVNGS also contributed to the changes.

The changes in cash flows from financing activities relate primarily to the 2009 use of the proceeds from the sale of PNM Gas to retire short-term borrowings at PNM and PNMR. In 2008, the issuance of common stock by PNMR in connection with the settlement of equity purchase obligations of the holders of publicly held equity-linked units and the issuance of long-term debt by PNMR and PNM was partially offset by the redemption of long-term debt by PNM.  TNMP issued new long-term debt in 2009 using the proceeds to retire both long-term and short-term debt.  In 2008, the redemption of long-term debt by TNMP was offset by new short-term borrowings. Cash used for the redemption of long-term debt by TNMP in 2007 was partially offset by proceeds from the issuance of PCRBs by PNM.

Financing Activities

See Note 6, for additional information concerning the Company’s financing activities.

    On January 5, 2009, PNMR commenced a tender offer whereby it offered to repurchase up to $150.0 million of its 9.25% senior unsecured notes due 2015.  Prior to expiration of the offer, $157.5 million of notes were tendered to PNMR for purchase.  Under the applicable rules for this type of arrangement, PNMR was able to purchase $157.0 million of notes at 93% of face value.  On February 5, 2009, PNMR repurchased and retired these notes for $146.0 million plus accrued interest. On February 26, 2009, PNMR purchased an additional $0.4 million of the 9.25% senior unsecured notes at 93% of face value in a private transaction.

On March 23, 2009, TNMP issued $265.5 million aggregate principal amount of 9.50% First Mortgage Bonds, due 2019, Series 2009A (the “Series 2009A Bonds”) at a price equal to 97.643% of their face value.  The bonds bear interest at the rate of 9.50% per annum of their face value. TNMP may redeem some or all of the Series 2009A Bonds at any time at a redemption price that reflects a make-whole provision, plus accrued interest.  The Series 2009A Bonds are secured by a first mortgage on substantially all of TNMP’s property.

On March 25, 2009, TNMP entered into a $50.0 million loan agreement with Union Bank, N. A. (the “2009 Term Loan Agreement”).   TNMP borrowed $50.0 million under this agreement on March 30, 2009.  Borrowings under the 2009 Term Loan Agreement must be repaid by March 25, 2014 and are secured by $50.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009B Bonds”).  Through hedging arrangements, TNMP has established fixed interest rates for the 2009 Term Loan Agreement.

TNMP used the proceeds received from the Series 2009A Bonds and the 2009 Term Loan Agreement to repay the $100.0 million borrowed under the TNMP Bridge Facility and the $150.0 million outstanding under the TNMP Facility.  The remaining proceeds, after offering expenses, were used to reduce intercompany borrowings from PNMR.

On April 30, 2009, TNMP entered into a new $75.0 million revolving credit facility (the “TNMP Revolving Credit Facility”) and the existing TNMP Facility was terminated.  Borrowings under the TNMP Revolving Credit Facility are secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009C Bonds”).  The TNMP Revolving Credit Facility will expire in April 2011.

    On May 23, 2003, PNM issued $36.0 million of 4.00% PCRB senior unsecured notes, which had a scheduled maturity in 2038, but were subject to mandatory repurchase and remarketing on July 1, 2009.  PNM repurchased these notes for $36.0 million on July 1, 2009 utilizing available cash balances and borrowings under the PNM Facility.  PNM held these bonds (without legally canceling them) until December 1, 2009, on which date they were remarketed.  The remarketed bonds bear interest at 6.25% and mature on January 1, 2038.

On February 10, 2010, PNM filed an application with the NMPRC requesting approvals and authorizations to refund up to $403.8 million of callable PCRBs issued by the City of Farmington, New Mexico and Maricopa County, Arizona Pollution Control Corporation to replace the current bonds with new tax-exempt pollution control revenue bonds.  The current bonds have been used to support a portion of the cost of certain pollution control systems, facilities and related improvements at SJGS and PVNGS.   The new tax-exempt bonds will be collateralized by PNM senior unsecured notes, similar to the current bonds.   Timing of any refunding and issuing new bonds will depend on approval of the NMPRC, as well as market and other conditions.

PNMR offers new shares of PNMR common stock through the PNMR Direct Plan.  On July 15, 2009, PNMR began purchasing shares of its common stock on the open market rather than issuing additional shares to satisfy subscriptions under the PNMR Direct Plan.  PNMR had offered new shares of its common stock through an equity distribution agreement, which was terminated in July 2009.

    As discussed in Note 2, on January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprise the PNM Gas segment.  The sale was completed on January 30, 2009.  PNM used  the proceeds of approximately $640 million, including a preliminary adjustment for the level of working capital at closing, to retire short-term debt and pay a dividend to PNMR of $220.0 million.  The remaining funds were used to pay income taxes on the gain from the sale.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock.  The Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.  The main focus of PNMR’s current construction program is upgrading generation resources, including renewable energy resources to be owned by PNM, upgrading and expanding the electric transmission and distribution systems, and purchasing nuclear fuel.  Projections for total capital requirements for 2010 are $331.3 million, including construction expenditures of $285.1 million.  Total capital requirements for the years 2010-2014 are projected to be $1,770.4 million, including construction expenditures of $1,509.8 million.  See Commitments and Contractual

Obligations below.  These amounts do not include forecasted construction expenditures of Optim Energy.  These estimates are under continuing review and subject to on-going adjustment, as well as to Board review and approval.

    During the year ended December 31, 2009, PNMR utilized cash generated from operations and cash on hand, as well as its liquidity arrangements and proceeds from the sale of PNM Gas, in addition to the financing activities described in Note 6, to meet its capital requirements and construction expenditures.

    TNMP’s $50.0 million in borrowings under the 2009 Term Loan Agreement, which is secured by the Series 2009B Bonds, are due in 2014.  PNMR and its subsidiaries have no other long-term debt that comes due prior to 2015, except for $9.3 million that is due in installments through 2013.

    As discussed in Note 22, Optim Energy co-developed a generating unit, which was completed in June 2009.  Optim Energy’s share of the construction costs was $209.6 million, which was financed through Optim Energy’s credit facility and operating cash flows.  If Optim Energy undertakes additional projects, which require funds that would exceed the capacity of its current credit facility and Optim Energy is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV and no assurance can be given that such funding will be available to Optim Energy.  PNMR is unable to predict if additional funding will be requested or, if requested, the amount or timing of additional funds that would be provided to Optim Energy.

Liquidity

    PNMR’s liquidity arrangements include the PNMR Facility and the PNM Facility both of which primarily expire in 2012 and the TNMP Revolving Credit Facility, which expires in April 2011.  These facilities provide short-term borrowing capacity and also allow letters of credit to be issued, which reduce the available capacity under the facilities.  Commercial paper programs previously available under the PNMR and PNM facilities were terminated on July 2, 2009.  These credit facilities will need to be renegotiated or replaced prior to their expirations in order to provide sufficient liquidity to finance operations and construction expenditures.  The availability of such credit facilities, including their amounts for borrowing thereunder and their terms and conditions, will depend on the credit markets at that time, as well as the Company’s credit ratings and operating results.  Both PNMR and PNM also have lines of credit with local financial institutions.  As of February 15, 2010, the Company had short-term debt outstanding of $269.0 million.

    Although accessing the capital markets at the current time could be difficult as well as costly, the Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements.  To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements.  However, if market difficulties experienced during the recession resurge or worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire.  In such event, the Company would seek to improve cash flows by reducing capital expenditures and PNM would consider seeking authorization for the issuance of first mortgage bonds in order to improve access to the capital markets, as well as any other alternatives that may remedy the situation at that time.

In addition to cash received from the sale of PNM Gas and its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2010-2014 period.

The Company’s ability, if required, to access the credit and capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial markets.

On April 18, 2008, S&P lowered the credit ratings for PNMR, PNM, and TNMP and placed them on negative outlook for possible additional downgrades.  On May 6, 2008, S&P again lowered the credit ratings for PNMR, PNM, and TNMP and the outlook was changed to stable for all entities.  On April 25, 2008, Moody’s lowered the credit ratings for PNMR and PNM and continued a review for possible downgrade, while reaffirming TNMP’s ratings with a negative outlook.  On May 23, 2008, Moody’s changed the outlook for PNMR and PNM from rating under review for possible downgrade to negative outlook.  On December 9, 2008, S&P changed the outlook for PNMR, PNM, and TNMP from stable to negative.  The ratings actions have increased borrowing costs for PNMR and PNM and could increase future borrowing costs for PNMR, PNM, and TNMP. In addition, certain contractual arrangements required that following downgrades the Company obtain commercial insurance for risks that were previously self-insured.  On October 2, 2008, Fitch Ratings announced credit ratings for PNMR, PNM, and TNMP.  On December 9, 2009, S&P revised its outlook to stable from negative on PNMR, PNM and TNMP.  As of February 15, 2010, ratings on the Company’s debt securities were as follows:

	PNMR	PNM	TNMP

S&P
Senior secured	*	BB+	BBB-
Senior unsecured	BB-	BB+	*
Preferred stock	*	B	*
Moody’s
Senior secured	*	*	Baa2
Senior unsecured	Ba2	Baa3	*
Preferred stock	*	Ba2	*
Fitch Ratings
Senior secured	*	BBB-	BBB
Senior unsecured	BB	BB+	*
Preferred stock	*	BB-	*

*  Not applicable

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of February 15, 2010 is as follows:

	PNMR	PNM	TNMP	PNMR
	Separate	Separate	Separate	Consolidated
		(In millions)

Financing Capacity:
Revolving credit facility	$600.0	$400.0	$75.0	$1,075.0
Local lines of credit	5.0	5.0	-	10.0
Total financing capacity	$605.0	$405.0	$75.0	$1,085.0

Amounts outstanding as of February 15, 2010:
Revolving credit facility	$107.0	$162.0	$-	$269.0
Local lines of credit	-	-	-	-
Total short-term debt outstanding	107.0	162.0	-	269.0

Letters of credit	67.6	13.3	1.5	82.4

Total short term-debt and letters of credit	$174.6	$175.3	$1.5	$351.4

Remaining availability as of February 15, 2010	$430.4	$229.7	$73.5	$733.6

Invested cash as of February 15, 2010	$16.4	$2.6	$-	$19.0

The above table excludes intercompany debt.  The remaining availability under the revolving credit facilities varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.   LBB was a lender under the PNMR Facility and the PNM Facility.  LBH, the parent of LBB, has filed for bankruptcy protection.  Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility amounting to $5.3 million. The above availability includes $29.9 million that represents the unfunded portion of the PNMR Facility attributable to LBB.  PNMR is discussing with the participants in the PNMR Facility amending the PNMR Facility to remove LBB, which would reduce the total capacity under the PNMR facility to $568.0 million.  In addition the PNMR Facility and the PNM Facility will reduce by $26.0 million and $14.0 million in 2010 and an additional $25.0 million and $18.0 million in 2011 according to their terms.  The Company does not believe amending the PNMR Facility to remove LBB, the scheduled reduction in the facilities, or the LBH bankruptcy will have a significant impact on PNMR’s and PNM’s liquidity.

For offerings of debt securities registered with the SEC, PNMR has an effective shelf registration statement expiring in April 2011.  This shelf registration statement has unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations.  PNMR can offer new shares of PNMR common stock through the PNM Resources Direct Plan under a separate SEC shelf registration statement that expires in August 2012.  In April 2008, PNM filed a new shelf registration statement for the issuance of up to $750.0 million of senior unsecured notes that expires in April 2011.  As of February 15, 2010, PNM had $600.0 million of remaining unissued securities registered under this and a prior shelf registration statement.

As discussed above and in Note 6, disruption in the credit markets has had a significant adverse impact on a number of financial institutions and several of the financial institutions that the Company deals with have been impacted. However, at this point in time, the Company’s liquidity has not been materially impacted and management does not expect that it will be materially impacted in the near-future.

Information concerning PNMR’s common stock, dividends, and recent financing activities is set forth above as well as in Note 5 and Note 6.

Off-Balance Sheet Arrangements

PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line and Delta, a 132 MW gas-fired generating plant.

In 1985 and 1986, PNM consummated sale and leaseback transactions for its interest in PVNGS Units 1 and 2. The original purpose of the sale-leaseback financing was to lower revenue requirements and to levelize the ratemaking impact of PVNGS being placed in-service.  The lease payments reflected lower capital costs as the equity investors were able to capitalize the investment with greater leverage than PNM and because the sale transferred tax benefits that PNM could not fully utilize.  Under traditional ratemaking, the capital costs of ownership of a major rate base addition, such as a nuclear plant, are front-end loaded.  The revenue requirements are high in the initial years and decline over the life of the plant as depreciation occurs.  On the other hand, the lease payments are level over the lease term.  The leases, which expire in 2015 and 2016, contain options to renew the leases at a fixed price or to purchase the property for fair market value at the end of the lease terms.  PNM is exploring its alternatives.

Additionally, in 1996, PNM entered into an operating lease agreement for the rights to all the output of the Delta generating plant through June 2020.  The gas turbine generating unit is operated by Delta, which is a variable interest entity.  See Note 9.  The plant is mainly used as a peaking plant to meet peak load requirements.

These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers.

For reasons similar to the above, PNM built the EIP Transmission Line and sold it in sale and leaseback transactions in 1985.  The EIP line is 216 miles long and runs from near Albuquerque to the Texas-New Mexico border.  It is a 345 kilovolt line with a capacity of 200 MW and is one of two interconnections in New Mexico linking the Western regional electrical grid with the West Texas grid.  PNM currently owns 60% and operates 40% of the EIP line under the terms of a lease agreement extending into 2015 with fixed-rate and fair market value renewal options and a fair market value purchase option.

    In addition to operating costs, PNM is required to make payments under these leases.  The future lease payments shown below for the PVNGS and EIP leases have been reduced by amounts that will be returned to PNM through its ownership in related lessor notes.

			Delta
	PVNGS		Person
	Units 1&2	EIP	PPA	Total
	(In thousands)
2010	$12,742	$113	$5,956	$18,811
2011	13,435	54	5,956	19,445
2012	25,078	498	5,956	31,532
2013	27,427	2,845	5,956	36,228
2014	32,236	2,845	5,956	41,037
Thereafter	20,352	1,422	33,253	55,027
Total	$131,270	$7,777	$63,033	$202,080

See Sources of Power, Investments in Note 1, and Note 7 for additional information.

Commitments and Contractual Obligations

The following table sets forth PNMR’s long-term contractual obligations as of December 31, 2009. See also Note 7 for further details about the Company’s significant leases, including those for PNM and TNMP:

	Payments Due
				2015 and
Contractual Obligations	2010	2011 -2012	2013 - 2014	Thereafter	Total
	(In thousands)

Long-term debt (a)	$2,125	$4,639	$52,530	$1,513,962	$1,573,256
Interest on long-term debt (b)	116,236	232,471	232,471	606,592	1,187,770
Operating leases (c)	27,797	68,945	95,010	56,661	248,413
PPAs (d)	22,199	30,065	16,620	20,296	89,180
Coal contracts (e)	55,322	115,607	122,195	181,332	474,456
Outsourcing	24,543	39,484	27,328	-	91,355
Pension and retiree medical (f)	22,699	133,998	134,998	-	291,695
Construction expenditures (g)	285,100	741,200	483,500	-	1,509,800
Other	15,974	8,265	-	-	24,239

Total (h)	$571,995	$1,374,674	$1,164,652	$2,378,843	$5,490,164

(a)  Represents total long-term debt excluding unamortized discount of $5.9 million.
(b)  Represents interest payments during the period.
(c)  The operating lease amounts are net of amounts to be returned to PNM as payments on its investments in related lessor notes. See Investments in Note 1 and Note 7.
(d)  PPA amounts do not include amounts for Valencia that PNM is obligated to pay since Valencia is consolidated by PNM in accordance with GAAP.  See Note 9.
(e)  Represents only certain minimum payments that may be required under the coal contracts if no deliveries are made.
(f)  The Company only forecasts funding for its pension and retiree medical plan for the next five years.
(g)  Represents forecasted capital expenditures, under which substantial commitments have been made.  The Company only forecasts capital expenditures for the next five years.
(h)  PNMR is unable to reasonably estimate the timing of liability and interest payments for uncertain income tax positions in individual years due to uncertainties in the timing of the effective settlement of tax positions.  Therefore, PNMR’s liability of $22.6 million and interest payable of $1.1 million are not reflected in this table.

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

The PNMR Facility, the PNM Facility, and the TNMP Revolving Credit Facility contain “ratings triggers,” for pricing purposes only.  If PNMR, PNM, or TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost, respectively.  In addition, these facilities contain contingent requirements that require the maintenance of debt-to-capital ratios, including for PNMR and PNM the present value of payments under the PVNGS and EIP leases as debt, of less than 65%.  If such ratio were to exceed 65%, the entity could be required to repay all borrowings under its facility, be prevented from drawing on the unused capacity under the facility, and be required to provide security for all outstanding letters of credit issued under the facility.

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

PNM's standard purchase agreement for the procurement of gas for its fuel needs contains a contingent requirement that could require PNM to provide security for its gas purchase obligations if the seller were to reasonably believe that PNM was unable to fulfill its payment obligations under the agreement.

The master agreement for the sale of electricity in the WSPP contains a contingent requirement that requires PNM to provide security if its debt falls below investment grade rating.  Additionally, both PNM and FCP utilize standard derivative contracts to financially hedge and trade energy. These agreements contain contingent requirements that require PNM or PNMR to provide security if its debt falls below investment grade rating. The Company has provided the required security under these agreements.  The WSPP agreement also contains a contingent requirement, commonly called a material adverse change provision, which could require PNM to provide security if a material adverse change in its financial condition or operations were to occur.

No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include operating lease obligations as debt.

	December 31,
PNMR	2009	2008

PNMR common equity	49.6%	49.3%
Convertible preferred stock	3.0%	3.0%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	47.1%	47.4%
Total capitalization	100.0%	100.0%

PNM

PNM common equity	51.9%	55.7%
Preferred stock	0.5%	0.5%
Long-term debt	47.6%	43.8%
Total capitalization	100.0%	100.0%

TNMP

Common equity	59.3%	71.6%
Long-term debt	40.7%	28.4%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

In April 2007, the U.S. Supreme Court held that the EPA has the authority to regulate GHG under the Clean Air Act.  This decision, coupled with an increased focus in Congress on legislation to address climate change, has heightened the importance of this issue for the energy industry.   Although there continues to be debate over the details and best design for state and federal programs, increased state and federal legislative and regulatory activities calling for regulation of GHG indicate that climate change protection legislation and regulation are likely in the future.

In July 2008, the EPA published the Greenhouse Gas Advanced Notice of Proposed Rulemaking.   The notice identified, but did not choose among, options for GHG regulation and requested comments on the options presented.  Absent Congressional action, in due course the Company expects the EPA to adopt regulations relating to GHG.

In December 2009, the EPA released its final endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations.  The finding does not by itself impose any requirements on producers of GHG, but the finding does set the groundwork for the EPA to regulate GHG from new and existing stationary sources such as power plants and for new motor vehicles.  The EPA proposed several rules regulating GHG in anticipation of the final endangerment finding.   In September 2009, the EPA proposed GHG motor vehicle standards and expects to finalize those standards in March 2010.  Promulgation of the motor vehicle standards will trigger the applicability of Prevention of Significant Deterioration (“PSD”) and operating permit requirements for stationary sources that emit GHG.   With respect to PSD and operating permit requirements, the EPA proposed a rule that focuses on large facilities emitting over 25,000 metric tons of GHG per year.  These facilities would be required to obtain air permits that demonstrate they are using the best available control technology to minimize GHG.  Each of the Company’s fossil-fueled electric generating plants emit over 25,000 metric tons of GHG per year.  At this time, the Company cannot predict what the impact of the proposed rule will be on the operation of our fossil-fueled power plants, although it could require the Company to incur capital costs and increased operating costs in order to fulfill the applicable standard.

In addition, several legislative initiatives are under consideration in Congress that would regulate GHG. These initiatives range from general limitations on GHG to the imposition of a so-called “cap and trade” system to the imposition of a tariff on GHG.  It is unclear whether or when legislation will be passed, although the Obama administration and several leading members of Congress continue to express their intent to pass legislation.

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

    On November 5, 2009, the Senate Environment and Public Works Committee reported the Clean Energy Jobs and American Power Act (S. 1733) out of committee.  While the bill is broadly similar to the climate change framework in the Waxman-Markey Bill, it includes a more aggressive GHG reduction target for 2020.  It appears unlikely that S. 1733 has the bipartisan support required to pass the Senate.  On December 10, 2009, Senator Kerry (D, MA), an original cosponsor of S. 1733, Senator Graham (R, SC) and Senator Lieberman (I, CN) announced a framework for climate change legislation that may be the basis for a bipartisan support of a future bill.

    The Company has assessed, and continues to assess, the impacts of potential climate change legislation or regulation on its business.  This assessment is preliminary, and changes in the legislative or regulatory process could impact the assessment significantly.  The Company’s assessment includes assumptions regarding the specific greenhouse gas emission limits, the timing of implementation of these limits, the level of emissions allowances allocated and the level that must be purchased, the development of technologies for renewable energy and to reduce emissions, the cost of emissions allowances, the degree to which offsets may be used for compliance, and provisions for cost containment.  Moreover, the assessment assumes various market reactions such as with respect to the price of coal and gas and regional plant economics.  These assumptions, at best, are preliminary and speculative.  However, based upon these assumptions, the enactment of climate change legislation would likely, among other things, result in significant compliance costs, including significant capital expenditures, and could jeopardize the economic viability of certain generating facilities.  For example, see the discussion of Four Corners in Note 16 under the caption The Clean Air Act – Regional Haze.  In turn, these consequences would lead to increased costs to customers and could affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates.  Higher rates could also contribute to reduced demand for electricity.  The Company’s assessment process is ongoing but too preliminary and speculative at this time for the meaningful prediction of financial impact.

Pursuant to New Mexico law, each utility must submit an integrated resource plan to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation and conventional supply-side resources on a consistent and comparable basis.  The integrated resource plan is required to take into consideration risk and uncertainty of fuel supply, price volatility and costs of anticipated environmental regulations when evaluating resources options to meet supply needs of PNM’s customers.  The NMPRC issued an order in June 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their integrated resource plans using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs in 2010 and thereafter.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.   PNM is required, however, to use these prices for purposes of its integrated resource plan, and the prices may not reflect the costs that it ultimately will incur.  PNM’s integrated resource plan filed with the NMPRC in September 2008 showed that incorporation of the NMPRC required carbon emissions costs did not significantly change the dispatch of existing facilities or the resource decisions regarding future facilities over the next 20 years.  Much higher GHG costs than assumed in the NMPRC analysis are necessary to impact the dispatch of existing resources or future resource decisions. The primary consequence of GHG costs was an increase to generation portfolio costs.  The public involvement phase of PNM’s next integrated resource plan will begin by July 2010.

Seven western states, including New Mexico and three Canadian provinces have entered into an accord, called the Western Regional Climate Action Initiative (the “WCI”), to reduce GHG from automobiles and certain industries, including utilities.   The WCI released design recommendations for elements of a regional cap and trade program in September 2008, and has created several subcommittees to develop detailed implementation recommendations.  The subcommittees are slated to complete their work in 2010.  Under the WCI recommendations, GHG from the electricity sector and fossil fuel consumption of the industrial and commercial sectors will be capped at then current levels and subject to regulation starting in 2012.  Over time, producers will be required to reduce their GHG.   Implementation of the design elements for GHG reductions will fall to each state and province.  In New Mexico, the Company believes this will require new legislation and rulemaking.  The Company will not be able to fully assess the implications of the recommendations until implementing legislation and rules have been enacted.  In the event federal cap and trade legislation is adopted, it may replace state and regional initiatives.

In December 2008, New Energy Economy (“NEE”), a non-profit environmental advocacy organization, petitioned the New Mexico Environmental Improvement Board (“EIB”) to amend existing regulations and adopt new regulations requiring a cap on GHG, including a statewide GHG limit of 25% below 1990 levels by 2020.  The proposal provides for an absolute cap without the ability to purchase allowances from other entities to cover GHG.  The EIB ordered legal briefs to be filed on the issue of the EIB’s authority to regulate GHG.  After review of the briefs and a hearing in April 2009, the EIB decided it does have authority to regulate GHG.  During the hearing, NEE agreed to amend its proposal to be a cap and trade program.  At the EIB meeting held in July 2009, the NMED outlined its proposed schedule for the adoption and implementation of regulations necessary to implement the proposals under the WCI. PNM and other interested parties filed a motion to temporarily stay further action on the NEE petition pending introduction of the NMED’s WCI regulatory proposals so that the NMED proposal could be considered together with the NEE proposal.  In August 2009, the EIB denied the motion for the temporary stay.  The EIB will commence a hearing on the NEE proposal beginning in June 2010 and a public comment session to begin on March 1, 2010.  NEE and the NMED sought to bifurcate the proceeding to consider the “science of climate change” at an initial hearing and proposals to implement regulation to reduce GHG at a subsequent hearing.  The EIB took the issue of bifurcation under advisement and decided against bifurcating the hearing.  On January 13, 2010, PNM along with a diverse group of other New Mexico businesses, legislators, and agriculture interests filed a lawsuit in state court against the EIB challenging its authority to regulate GHG as proposed in the NEE petition.   The suit also requests a preliminary and permanent injunction enjoining the EIB from conducting further proceedings on the NEE petition.  We cannot predict the outcome of this proceeding.

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

In January 2010, a similar bill was introduced in the New Mexico House of Representatives that would have allowed EIB to adopt rules for implementing particular portions of WCI, including rules of early reduction allowances and offset allowances and mandatory reporting of GHG emission for persons importing electricity or heating or transportation fuels. The bill was tabled in committee where it died.

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

PNM has several programs underway to mitigate its GHG, and thereby to reduce its climate change risk.  See Note 17.  On January 25, 2010, PNM filed with the NMPRC its revised renewable procurement plan that, if approved, will result in up to 80 MWs of new solar generation on PNM’s system.  In 2008, PNM filed requests for approval to implement additional electric energy efficiency and load management programs with the NMPRC, which approved the programs in May 2009.  Over the next 19 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 15,000 GWh of electricity, which will avoid about 8.5 million metric tons of GHG. These estimates are subject to change given that it is difficult to estimate avoidance accurately because of the many variables that impact it, including changes in demand for electricity.

The Board is updated by management and regularly considers the issues around climate change, our GHG and potential financial consequences that might result from climate change and the possible regulation of GHG.  In particular, management periodically reports to the Board on all of the matters discussed in this section.  In December 2008, the Board established a new stand-alone committee, the Public Policy and Sustainability Committee. This committee monitors Company practices and procedures to assess the sustainability impacts of our operations and products on the environment.  This committee also has responsibility to review the Company’s environmental management systems, monitor the implementation of the Company’s corporate environmental policy, monitor the promotion of energy efficiency, and the use of renewable energy resources.  The committee will report to the Board on a periodic basis regarding the Company’s activities and initiatives in these areas.

The regulation of GHG is expected to have a material impact on the utility industry both in terms of increased costs associated with fossil fuels and increased opportunities associated with fuels other than fossil fuels, but it is premature to attempt to quantify the possible costs and other implications of these impacts on the Company.

Other Matters

See Notes 16, 17 and 18 for a discussion of commitments and contingencies, rate and regulatory matters and environmental issues facing the Company.  See Note 21 for a discussion of accounting pronouncements that have been issued, but are not yet effective and have not been adopted by the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The preparation of financial statements in accordance with GAAP requires management to apply accounting policies and to make estimates and judgments that best provide the framework to report the results of operations and financial position for PNMR, PNM and TNMP.   As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Management has identified the following accounting policies that it deems critical to the portrayal of the financial condition and results of operations and that involve significant subjectivity.  The following discussion provides information on the processes utilized by Management in making judgments and assumptions as they apply to its critical accounting policies.

Unbilled Revenues

    As discussed in Note 1, the Company records unbilled revenues representing management's assessment of the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Management estimates unbilled revenues based on sales recorded in the billing system, taking into account weather impacts. The method is consistent with the approach to normalization employed for rate case billing determinants and the load forecast. To the extent the estimated amount differs from the amount subsequently billed, revenues will be affected. Unbilled revenues are separately reported on the Consolidated Balance Sheets of PNMR, PNM and TNMP.

Regulatory Accounting

    The Company is subject to the provisions of GAAP for rate-regulated enterprises, as discussed in Note 1. Accordingly, the Company has recorded assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities.  The Company's continued ability to meet these provisions may be affected in the future by competitive forces and restructuring in the electric industry. In the event these provisions no longer apply to all or a separable portion of the Company's operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.

    The Company evaluates whether or not recovery of regulatory assets through future rates is probable and makes various assumptions in those analyses. The expectations of future recovery are generally based on orders issued by regulatory commissions or historical experience, as well as discussions with applicable regulatory authorities.  If future recovery of these costs ceases to be probable, the utility would be required to record a charge in current period earnings for the portion of the costs that were not recoverable.

Impairments

    Tangible long-lived assets and amortizable intangible assets are evaluated for impairment when events and circumstances indicate that the assets might be impaired in accordance with GAAP.  These potential impairment indicators include management's assessment of fluctuating market conditions as a result of industry deregulation; planned and scheduled customer purchase commitments; future market penetration; fluctuating market prices resulting from factors including changing fuel costs and other economic conditions; weather patterns; and other market trends. The amount of impairment recognized, if any, is the difference between the fair value of the asset and the carrying value of the asset and would reduce both the asset and current period earnings.  Variations in the assessment of potential impairment or in the assumptions used to calculate an impairment could result in different outcomes, which could lead to significant effects on the consolidated financial statements.

    Goodwill and non-amortizable other intangible assets are evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Note 25 contains information on the impairment testing performed by the Company on goodwill and intangible assets.  No impairments were indicated in the Company’s annual goodwill testing, which was performed as of April 1, 2009.  Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values.  The annual testing was based on certain critical estimates and assumptions.  Changes in the estimates or the use of different assumptions could affect the determination of fair value and the conclusion of impairment for each reporting unit.

    Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit.    The fair value of each reporting unit is estimated using a discounted cash flow methodology.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business and determination of appropriate weighted average cost of capital (“WACC”) for each reporting unit.

    In determining the fair value of each reporting unit, the WACC is a significant factor.  The Company considers many factors in selecting a WACC, including the market view of risk for each individual reporting unit, the appropriate capital structure, and the borrowing rate appropriate for each reporting unit.  The Company considers available market-based information and may consult with third parties to help us to determine the WACC.  The selection of a WACC is subjective and modifications to this rate could significantly increase or decrease the fair value of a reporting unit.

    The other primary factor impacting the determination of the fair value of each reporting unit is the estimation of future cash flows.  The Company consider budgets, long-term forecasts, historical trends and expected growth rates in order to estimate future cash flows.  Any forecast contains a degree of uncertainty and modifications to these cash flows could significantly increase or decrease the fair value of a reporting unit.  For the reporting units subject to rate-regulation, a fair recovery of and return on costs prudently incurred to serve customers is assumed.  Should the regulators not allow recovery of certain costs or not allow these reporting units to earn a fair rate of return on invested capital, the fair value of the reporting units could decrease. For the unregulated reporting unit, assumptions regarding customer usage, pricing, retention and payment behavior, in addition to fluctuations in the cost of energy, significantly impact estimates of future cash flows.  Negative impacts of changes in these assumptions would cause the fair value of this reporting unit to decrease.

    The Company believes that the WACCs and cash flow projections utilized in the 2009 testing appropriately reflect the fair value of each reporting unit.  Since any cash flow projection contains uncertainty, the Company adjusted the WACCs used to reflect that uncertainty.  The Company does not believe that there are indications of goodwill impairment in any of its reporting units, but this analysis is highly subjective.  Summarized below are the results of the 2009 impairment testing.  The fair value of each reporting unit exceeded its carrying value by less than ten percent as of April 1, 2009.  Due to the subjectivity and sensitivities of the assumptions and estimates underlying the impairment analysis, there can be no assurance that future analyses, which will be based on the appropriate assumptions and estimates at that time, will not result in impairments.

Reporting Unit	Goodwill (in millions)	Percent by which Fair Value Exceeded Carrying Value in Annual Test
PNM	$ 51.6	9.6%
TNMP Electric	$ 226.7	4.2%
First Choice	$ 43.0	1.5%

Decommissioning Costs

    Accounting for decommissioning costs for nuclear and fossil-fuel generation involves significant estimates related to costs to be incurred many years in the future after plant closure. Changes in these estimates could significantly impact PNMR's and PNM's financial position, results of operations and cash flows. PNM owns and leases nuclear and fossil-fuel generation facilities. In accordance with GAAP, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Nuclear decommissioning costs are based on site-specific estimates of the costs for removing all radioactive and other structures at PVNGS and are dependent upon numerous assumptions. PVNGS Unit 3 is excluded from PNM's retail rates while PVNGS Units 1 and 2 are included. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 and its fossil-fuel generation facilities in its rates and recognizes a corresponding expense and liability for these amounts. PNM believes that it will continue to be able to collect in rates for its legal asset retirement obligations for nuclear generation activities included in the ratemaking process.  Asset retirement obligations and nuclear decommissioning costs are discussed in Note 15.

In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners are required to reimburse the mining companies for the cost of contemporaneous reclamation as well as the costs for final reclamation of the coal mines.  The reclamation costs are based on site-specific studies that estimate the costs to be incurred in the future and are dependent upon numerous assumptions. PNM considers the contemporaneous reclamation costs part of the cost of its delivered coal costs.  See Note 16 for discussion of the final reclamation costs.

Derivatives

    The Company follows the provisions set forth in GAAP to account for derivatives. These provisions establish accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at their fair value. GAAP also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met. Special accounting for qualifying hedges requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. These rules allow derivative gains and losses for fair-value hedges to offset related results on the hedged item in the statement of earnings.  GAAP provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of accumulated other comprehensive income and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the portion of the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings.

Pension and Other Postretirement Benefits

The Company maintains qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs. The net periodic benefit income (cost) and the calculation of the projected benefit obligations are both recognized in the Company’s financial statements and depend on investment performance, the level of contributions made to the plans, and employee demographics. They both require the use of a number of actuarial assumptions and estimates.  The most critical of the actuarial assumptions are the expected long-term rate of return, the discount rate, and projected health care cost trend rates.  The Company reviews and evaluates its actuarial assumptions annually and adjusts them as necessary.  See Note 12.

Accounting for Contingencies

    The financial results of the Company may be affected by judgments and estimates related to loss contingencies.  A significant contingency the Company accounts for is the loss associated with uncollectible trade accounts receivable.  The determination of bad debt expense is based on factors such as historical write-off experience, aging of accounts receivable balances, regulatory rulings and general economic conditions and customer behavior.

Contingencies related to litigation and claims, as well as environmental and regulatory matters, also require the use of significant judgment and estimation.  The Company attempts to take into account all known factors when determining the proper accrual, however the actual outcomes can vary from the amount accrued.

Income Taxes

The Company’s income tax expense and related balance sheet amounts involve significant judgment and use of estimates.  Amount of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgment and estimates related to timing and probability of the recognition of income and deductions by taxing authorities.  In addition, some temporary differences are accorded flow-through treatment by the Company’s regulators and impact the Company’s effective tax rate.  In assessing the likelihood of the realization of deferred tax assets, management considers the estimated amount and character of future taxable income.  Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecasted financial condition and results of operations in future periods, as well as the final review from taxing authorities.

Market Risk

See Item 7A. Quantitative and Qualitative Disclosure About Market Risk for discussion regarding the Company's accounting policies and sensitivity analysis for the Company's financial instruments and derivative energy and other derivative contracts.

MD&A FOR PNM

RESULTS OF OPERATIONS

    PNM’s continuing operations are presented in the PNM Electric segment, which is identical to the segment presented above in Results of Operations for PNMR.  PNM’s discontinued operations are presented in the PNM Gas segment, which is identical to the total earnings from discontinued operations, net of income taxes, shown on the Consolidated Statements of Earnings for both PNM and PNMR.  See Note 23.

MD&A FOR TNMP

RESULTS OF OPERATIONS

TNMP operates in one reportable segment, TNMP Electric, as presented above in Results of Operations for PNMR.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The RMC’s responsibilities specifically include: establishment of policies regarding risk exposure levels and activities in each of the business segments; authority to approve the types of derivatives entered into; authority to establish a general policy regarding counterparty exposure and limits; authorization and delegation of transaction limits; review and approval of controls and procedures for derivative activities; review and approval of models and assumptions used to calculate mark-to-market and market risk exposure; authority to approve and open brokerage and counterparty accounts for derivatives; review of hedging and risk activities; the extent and type of reporting to be performed for monitoring of limits and positions; and quarterly reporting to the Audit and Finance Committees on these activities.  The RMC also proposes risk limits, such as VaR and GEaR, to the Finance Committee for its approval.

It is the responsibility of each business segment to create its own control procedures and policies within the parameters established by the Corporate Financial Risk Management Policy, approved by the Finance Committee.  The RMC reviews and approves these policies, which are created with the assistance of the Risk Management Department and the Vice President and Treasurer.  Each business segment’s policies address the following controls:  authorized instruments and markets; authorized personnel; policies on segregation of duties; policies on mark-to-market accounting; responsibilities for deal capture; confirmation responsibilities; responsibilities for reporting results; statement on the role of derivative transactions; and limits on individual transaction size (nominal value).

To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably.  As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results or financial position.

Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 8.  Note 8 also contains a summary of the fair values of mark-to-market energy related derivative contracts included in the Consolidated Balance Sheets.

The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions other than cash flow hedges:

	Trading	Economic Hedges	Total
Year Ended December 31, 2009	(In thousands)
PNMR
Sources of fair value gain (loss):
Net fair value at beginning of year	$2,556	$(5,422)	$(2,866)
Amount realized on contracts delivered during period	(1,414)	23,249	21,835
Changes in fair value	97	(12,362)	(12,265)
Net change recorded as mark-to-market	(1,317)	10,887	9,570
Unearned/prepaid option premiums	-	(563)	(563)
Transfer of de-designated cash flow hedges	-	(2,685)	(2,685)
Net fair value at end of year	$1,239	$2,217	$3,456

PNM
Sources of fair value gain (loss):
Net fair value at beginning of year	$261	$(3,300)	$(3,039)
Amount realized on contracts delivered during period	(345)	11,743	11,398
Changes in fair value	84	(6,995)	(6,911)
Net change recorded as mark-to-market	(261)	4,748	4,487
Transfer of de-designated cash flow hedges	-	(17)	(17)
Net fair value at end of year	$-	$1,431	$1,431

Year Ended December 31, 2008
PNMR
Sources of fair value gain (loss):
Net fair value at beginning of year	$(1,577)	$(13,136)	$(14,713)
Adoption of amendment to GAAP regarding fair value measurement	-	17,253	17,253
Adjusted beginning fair value	(1,577)	4,117	2,540
Amount realized on contracts delivered during period	44,540	976	45,516
Changes in fair value	(41,701)	(10,895)	(52,596)
Net change recorded as mark-to-market	2,839	(9,919)	(7,080)
Unearned/prepaid option premiums	1,294	380	1,674
Net fair value at end of year	$2,556	$(5,422)	$(2,866)

PNM
Sources of fair value gain (loss):
Net fair value at beginning of year	$2	$(13,663)	$(13,661)
Adoption of amendment to GAAP regarding fair value measurement	-	17,253	17,253
Adjusted beginning fair value	2	3,590	3,592
Amount realized on contracts delivered during period	(4,281)	(1,044)	(5,325)
Changes in fair value	4,540	(5,552)	(1,012)
Net change recorded as mark-to-market	259	(6,596)	(6,337)
Unearned/prepaid option premiums	-	(294)	(294)
Net fair value at end of year	$261	$(3,300)	$(3,039)

The following table provides the maturity of the net assets (liabilities) other than cash flow hedges, giving an indication of when these mark-to-market amounts will settle and generate (use) cash.  The following values were determined using broker quotes and option models:

Fair Value of Mark-to-Market Instruments at December 31, 2009

	Less than
	1 year	1-3 Years	4+ Years	Total
PNMR		(In thousands)
Trading	$1,239	$-	$-	$1,239
Economic hedges	4,353	(2,155)	19	2,217
Total	$5,592	$(2,155)	$19	$3,456
PNM
Economic hedges	$1,987	$(575)	$19	$1,431
Total	$1,987	$(575)	$19	$1,431

The fair value of PNMR’s and PNM’s commodity derivative instruments designated as cash flow hedging instruments decreased $17.8 million and $20.2 million for year ended December 31, 2009 and increased $38.2 million and $40.8 million for the year ended December 31, 2008.

Risk Management Activities

PNM measures the market risk of its long-term contracts and wholesale activities using a VaR calculation to measure price movements.  The VaR calculation reports the possible market loss for the respective transactions.  This calculation is based on the transaction’s fair market value on the reporting date.  Accordingly, the VaR calculation is not a measure of the potential accounting mark-to-market loss.  PNM utilizes the Monte Carlo VaR simulation model.  The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The VaR methodology employs the following critical parameters:  historical volatility estimates, market values of all contractual commitments, appropriate market-oriented holding periods, and seasonally adjusted and cross-commodity correlation estimates.  The VaR calculation considers PNM’s forward positions, if any.  PNM uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  The two-tailed confidence level established is 95%.  For example, if VaR is calculated at $10.0 million, it is estimated that in 950 out of 1,000 market simulations the pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

PNM measures VaR for all transactions that are not directly asset-related and have economic risk.  For the year ended December 31, 2009, the average, high, and low VaR amounts for these transactions were less than $0.1 million.  The VaR amount for these transactions at December 31, 2009 was zero.  For the year ended December 31, 2008, the average VaR amount for these transactions was $0.3 million with high and low VaR amounts for the period of $1.4 million and zero.  The total VaR amount for these transactions at December 31, 2008 was less than $0.1 million.

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

For the year ended December 31, 2009, the average GEaR amount was $5.0 million, with high and low GEaR amounts for the period of $11.4 million and $1.7 million.  The total GEaR amount at December 31, 2009 was $1.9 million.  For the year ended December 31, 2008, the average GEaR amount for these transactions was $16.1 million, with high and low GEaR amounts for the period of $44.3 million and $6.0 million.  The total GEaR amount for these transactions at December 31, 2008 was $10.2 million.

First Choice utilizes a short-term VaR measure to manage its market risk.  The VaR limit is based on the same total portfolio approach as the GEaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10-day holding period.  This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market.  The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was $0.7 million at December 31, 2009.  For the year ended December 31, 2009, the high, low and average mark-to-market VaR amounts were $2.0 million, $0.2 million and $0.8 million.  The VaR amount for these transactions was $1.0 million at December 31, 2008.  For the year ended December 31, 2008, the high, low and average mark-to-market VaR amounts were $12.1 million, $0.9 million and $3.8 million.

The Company's risk measures are regularly monitored by the Company's RMC.  The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.  In the first quarter of 2008, First Choice experienced pre-tax speculative trading losses of $47.1 million. These transactions triggered exceedences of the GEaR limit and the 10-day VaR limit, which contributed to the decision to exit the basis transactions and speculative trading.  There were no such exceedences in 2009.

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

Credit Risk

The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties.  Credit exposure is regularly monitored by the RMC. The RMC has put procedures in place to ensure that increases in credit risk that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.

The following table provides information related to credit exposure as of December 31, 2009.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties.

Schedule of Credit Risk Exposure
December 31, 2009

			Net
		Number	Exposure
	(b)	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)
PNMR
External ratings:
Investment grade	$48,367	3	$13,778
Non-investment grade	4,982		-
Internal ratings:
Investment grade	67		-
Non-investment grade	460		-
Total	$53,876		$13,778

PNM
External ratings:
Investment grade	$44,235	3	$13,778
Non-investment grade	-		-
Internal ratings:
Investment grade	67		-
Non-investment grade	460		-
Total	$44,762		$13,778

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

           (b)       The Credit Risk Exposure is the gross credit exposure, including long-term contracts, forward sales and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms).  Exposures are offset according to legally enforceable netting arrangements but are not reduced by available credit collateral.  Credit collateral includes advance payments, cash deposits, letters of credit, and parental guarantees received from counterparties.  Amounts are presented before the application of such credit collateral instruments.  At December 31, 2009, PNMR and PNM held advance payments of $27.8 million and PNMR held credit collateral of $3.4 million to offset its credit exposure.  PNM held no credit collateral.

The following table provides an indication of the maturity of credit risk by credit ratings of the counterparties.

Maturity of Credit Risk Exposure
December 31, 2009

			Greater	Total
	Less than		than	Net
Rating	2 Years	2-5 Years	5 Years	Exposure
		(In thousands)
PNMR
External ratings:
Investment grade	$48,083	$145	$139	$48,367
Non-investment grade	4,982	-	-	4,982
Internal ratings:
Investment grade	67	-	-	67
Non-investment grade	460	-	-	460
Total	$53,592	$145	$139	$53,876

PNM
External ratings:
Investment grade	$44,096	$-	$139	$44,235
Non-investment grade	-	-	-	-
Internal ratings:
Investment grade	67	-	-	67
Non-investment grade	460	-	-	460
Total	$44,623	$-	$139	$44,762

The Company provides for losses due to market and credit risk.  Credit risk for PNMR's and PNM’s largest counterparty as of December 31, 2009 and December 31, 2008 was $7.3 million and $52.3 million.

Interest Rate Risk

PNMR has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of PNMR’s long-term debt is fixed-rate debt and does not expose PNMR’s earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by 2.97%, if interest rates were to decline by 50 basis points from their levels at December 31, 2009.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity.  As described in Note 6, TNMP has long-term debt of $50.0 million that bears interest at a variable rate.  However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk.  At February 15, 2010, PNMR has $269.0 million of consolidated short-term debt outstanding under its revolving credit facilities and local lines of credit, which allow for a maximum aggregate borrowing capacity of $1,085.0 million.  These facilities bear interest at variable rates, which averaged 1.12% of February 15, 2010 borrowings, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The securities held by PNM in the NDT and in trusts for pension and other post-employment benefits had an estimated fair value of $556.7 million at December 31, 2009, of which 29.1% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates.  If interest rates were to increase by 50 basis points from their levels at December 31, 2009, the decrease in the fair value of the fixed-rate securities would be 4.4%, or $7.2 million.  The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $64.9 million at December 31, 2009, of which 24.3% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates.  If interest rates were to increase by 50 basis points from their levels at December 31, 2009, the decrease in the fair value of the fixed-rate securities would be 5.8%, or $0.9 million.

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

Equity Market Risk

The NDT and trusts established for PNM’s pension and post-employment benefits hold certain equity securities at December 31, 2009.  These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline.  Equity securities comprised 57.0% of the securities held by the various PNM trusts as of December 31, 2009.  PNM does not recover or earn a return through rates on any losses or gains on these equity securities.  The trusts established for TNMP’s pension and post-employment benefits hold certain equity securities.  These equity securities expose TNMP to losses in fair value should the market values of the underlying securities decline.  Equity securities comprised 56.3% of the securities held by the TNMP trusts as of December 31, 2009.  There was a significant decline in the general price levels of marketable equity securities in late 2008 and in early 2009. The impacts of these declines were considered in the funding and expense valuations performed for 2009, which resulted in reduced amounts of income related to the pension plans being recorded in 2009 and will require increased levels of funding beginning in 2010.  See Note 12.

Alternatives Investment Risk

The Company has a target of investing 20% of its pension assets in the alternatives asset class, which amounted to 21.4% as of December 31, 2009.  This includes real estate, private equity, and hedge funds. These investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value.  The valuation of the alternative asset class has also been impacted by the significant decline in the general price levels of marketable equity securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

Management’s Annual Report on Internal Control Over Financial Reporting

Management of PNM Resources, Inc. and subsidiaries (“PNMR”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of PNMR’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment performed, management concludes that PNMR’s internal control over financial reporting was effective as of December 31, 2009.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on PNMR’s internal control over financial reporting which is included herein.

/s/ Jeffry E. Sterba
Jeffry E. Sterba,
Chairman and
Chief Executive Officer

/s/ Charles Eldred
Charles Eldred
Executive Vice President and
Chief Financial Officer

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Public Service Company of New Mexico and subsidiaries (“PNM”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2009.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on PNM’s internal control over financial reporting which is included herein.

/s/ Patricia K. Collawn
Patricia K. Collawn,
President and Chief Executive Officer

/s/ Charles Eldred
Charles Eldred
Executive Vice President and
Chief Financial Officer

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Texas-New Mexico Power Company and subsidiaries (“TNMP”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2009.

/s/ Patricia K. Collawn
Patricia K. Collawn,
President and
Chief Executive Officer

/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the internal control over financial reporting of PNM Resources, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2009 and our reports dated February 27, 2010 relating to the consolidated financial statements and financial statement schedules of the Company expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 27, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the internal control over financial reporting of Public Service Company of New Mexico and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2009 and our reports dated February 27, 2010 relating to the consolidated financial statements and financial statement schedules of the Company expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 27, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of PNM Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings (loss), changes in common stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PNM Resources, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the Company changed the method of accounting for fair value measurements in 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 27, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings (loss), changes in common stockholder’s equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the Company changed the method of accounting for fair value measurements in 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 27, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Texas-New Mexico Power Company
Lewisville, Texas

We have audited the accompanying consolidated balance sheets of Texas-New Mexico Power Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings (loss), statements of changes in common stockholder’s equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 27, 2010

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Operating Revenues:
Electric	$1,647,485	$1,959,241	$1,912,824
Other	259	281	1,205
Total operating revenues	1,647,744	1,959,522	1,914,029

Operating Expenses:
Cost of energy	717,989	1,239,854	1,121,525
Administrative and general	262,282	253,311	214,588
Energy production costs	185,228	193,899	201,483
Impairment of goodwill and other intangible assets	-	221,769	-
Regulatory disallowances	27,542	30,248	-
Depreciation and amortization	147,949	144,362	135,695
Transmission and distribution costs	63,311	58,702	57,774
Taxes other than income taxes	51,501	47,191	57,922
Total operating expenses	1,455,802	2,189,336	1,788,987
Operating income (loss)	191,942	(229,814)	125,042

Other Income and Deductions:
Interest income	28,389	24,096	43,154
Gains (losses) on investments held by NDT	4,502	(15,233)	11,599
Other income	31,629	6,478	7,443
Equity in net earnings (loss) of Optim Energy	(30,145)	(29,687)	7,581
Other deductions	(9,361)	(11,266)	(11,552)
Net other income (deductions)	25,014	(25,612)	58,225

Interest Charges	122,205	132,955	120,155

Earnings (Loss) before Income Taxes	94,751	(388,381)	63,112

Income Taxes (Benefit)	28,818	(90,816)	3,226

Earnings (Loss) from Continuing Operations	65,933	(297,565)	59,886

Earnings from Discontinued Operations, net of Income
Taxes of $36,687, $22,957, and $10,394	70,801	34,628	15,516

Net Earnings (Loss)	136,734	(262,937)	75,402

Earnings Attributable to Valencia Non-controlling Interest	(11,890)	(7,179)	-

Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)

Net Earnings (Loss) Attributable to PNMR	$124,316	$(270,644)	$74,874

Earnings (Loss) from Continuing Operations Attributable to PNMR per Common Share:
Basic	$0.58	$(3.66)	$0.77
Diluted	$0.58	$(3.66)	$0.76
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	$1.36	$(3.24)	$0.98
Diluted	$1.36	$(3.24)	$0.96

Dividends Declared per Common Share	$0.500	$0.605	$0.920

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$14,641	$140,619
Special deposits	52	3,480
Accounts receivable, net of allowance for uncollectible accounts of $12,783 and $21,466	106,593	119,174
Unbilled revenues	78,274	81,126
Other receivables	77,672	73,083
Materials, supplies, and fuel stock	50,631	49,397
Regulatory assets	7,476	1,541
Derivative instruments	50,619	51,250
Income taxes receivable	129,171	49,584
Current assets of discontinued operations	-	107,986
Other current assets	63,076	75,393

Total current assets	578,205	752,633

Other Property and Investments:
Investment in PVNGS lessor notes	137,511	168,729
Equity investment in Optim Energy	195,666	239,950
Investments held by NDT	137,032	111,671
Other investments	25,528	32,966
Non-utility property, net of accumulated depreciation of $3,779 and $2,582	7,923	9,135

Total other property and investments	503,660	562,451

Utility Plant:
Plant in service and plant held for future use	4,693,530	4,476,745
Less accumulated depreciation and amortization	1,611,496	1,545,950
	3,082,034	2,930,795
Construction work in progress	181,078	202,556
Nuclear fuel, net of accumulated amortization of $19,456 and $16,018	69,337	58,674

Net utility plant	3,332,449	3,192,025

Deferred Charges and Other Assets:
Regulatory assets	524,136	629,141
Goodwill	321,310	321,310
Other intangible assets, net of accumulated amortization of $5,272 and $4,672	26,567	27,167
Derivative instruments	2,413	25,620
Non-current assets of discontinued operations	-	561,915
Other deferred charges	71,181	75,720

Total deferred charges and other assets	945,607	1,640,873
	$5,359,921	$6,147,982

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$198,000	$744,667
Current installments of long-term debt	2,125	205,694
Accounts payable	111,432	174,068
Accrued interest and taxes	45,341	51,618
Regulatory liabilities	908	1,746
Derivative instruments	24,025	33,951
Current liabilities of discontinued operations	-	77,082
Other current liabilities	181,442	139,562

Total current liabilities	563,273	1,428,388

Long-term Debt	1,565,206	1,379,011

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	531,166	572,719
Accumulated deferred investment tax credits	20,518	23,834
Regulatory liabilities	350,324	327,175
Asset retirement obligations	70,963	63,492
Accrued pension liability and postretirement benefit cost	281,923	246,136
Derivative instruments	4,549	6,934
Non-current liabilities of discontinued operations	-	94,615
Other deferred credits	121,394	149,237

Total deferred credits and other liabilities	1,380,837	1,484,142

Total liabilities	3,509,316	4,291,541

Commitments and Contingencies (See Note 16)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNMR Convertible Preferred Stock, Series A, without mandatory redemption requirements
(no stated value, 10,000,000 shares authorized: issued and outstanding 477,800 shares)	100,000	100,000
PNMR common stockholders’ equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
and outstanding 86,673,174 and 86,531,644 shares)	1,289,890	1,288,168
Accumulated other comprehensive income (loss), net of income taxes	(46,057)	30,948
Retained earnings	405,884	327,290
Total PNMR common stockholders’ equity	1,649,717	1,646,406
Non-controlling interest in Valencia	89,359	98,506
Total equity	1,839,076	1,844,912

	$5,359,921	$6,147,982

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$136,734	$(262,937)	$75,402
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	173,446	167,111	179,396
Amortization of prepayments on PVNGS firm-sales contracts	(26,150)	(16,637)	-
Bad debt expense	44,071	59,635	20,265
Deferred income tax expense (benefit)	27,727	(46,692)	35,423
Equity in net (earnings) loss of Optim Energy	30,145	29,687	(7,581)
Net unrealized (gains) losses on derivatives	(9,570)	7,370	9,138
Realized (gains) losses on investments held by NDT	(4,502)	15,233	(11,599)
Realized loss on Altura contribution	-	-	3,089
Impairment of goodwill and other intangible assets	-	221,769	3,380
Impairment of utility plant	-	-	19,500
Gain on sale of PNM Gas	(98,425)	-	-
Gain on reacquired debt	(7,317)	-	-
Amortization of fair value of acquired Twin Oaks sales contract	-	-	(35,073)
Stock based compensation expense	2,188	3,261	7,557
Regulatory disallowances	27,542	30,248	-
Settlement of legal proceeding	31,969	-	-
Other, net	(5,789)	(6,345)	(5,131)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(79,546)	(42,702)	(41,137)
Materials, supplies, and fuel stock	(1,083)	(9,921)	(104)
Other current assets	47,559	(34,399)	19,147
Other assets	725	(28,300)	(4,316)
Accounts payable	(70,540)	2,516	4,423
Accrued interest and taxes	(94,996)	(16,051)	(6,402)
Other current liabilities	(20,980)	3,314	(26,588)
Other liabilities	(15,502)	12,465	(15,728)
Net cash flows from operating activities	87,706	88,625	223,061

Cash Flows From Investing Activities:
Utility plant additions	(288,031)	(344,951)	(455,944)
Proceeds from sales of investments held by NDT	124,054	180,296	163,642
Purchases of investments held by NDT	(129,833)	(185,439)	(172,327)
Proceeds from sale of PNM Gas	652,933	-	-
Transaction costs for sale of PNM Gas	(11,162)	-	-
Proceeds from sales of utility plant	-	1,458	55,041
Return of principal on PVNGS lessor notes	27,068	22,506	22,842
Investments in Optim Energy	-	-	(45,040)
Distributions from Optim Energy	-	-	362,282
Change in restricted special deposits	359	7,493	(7,852)
Other, net	4,338	(2,078)	3,825
Net cash flows from investing activities	379,726	(320,715)	(73,531)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(546,667)	78,767	(98,445)
Long-term borrowings	345,242	452,750	20,000
Repayment of long-term debt	(352,084)	(450,826)	(102,284)
Issuance of common stock	1,245	250,956	4,281
Proceeds from stock option exercise	-	86	11,001
Purchase of common stock to satisfy stock awards	(951)	(1,401)	(18,267)
Excess tax benefits (tax shortfall) from stock-based payment arrangements	(760)	(560)	12
Payments received on PVNGS firm-sales contracts	30,737	88,509	-
Dividends paid	(46,229)	(58,026)	(70,864)
Equity transactions with Valencia’s owner	(13,639)	-	-
Debt issuance costs and other	(10,329)	(5,312)	(592)
Net cash flows from financing activities	(593,435)	354,943	(255,158)

Change in Cash and Cash Equivalents	(126,003)	122,853	(105,628)
Cash and Cash Equivalents at Beginning of Year	140,644	17,791	123,419
Cash and Cash Equivalents at End of Year	$14,641	$140,644	$17,791

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$118,798	$144,944	$121,845
Income taxes paid (refunded), net	$118,160	$(2,751)	$(21,390)

Supplemental schedule of noncash investing and financing activities:
As of June 1, 2007, PNMR contributed its ownership of Altura to Optim Energy at a fair value of $549.6 million after an adjustment for working capital changes. See Note 22. In conjunction with the contribution, PNMR removed Altura’s assets and liabilities from its balance sheet as follows:

Current assets		$22,529
Utility plant, net		575,906
Deferred charges		46,018
Total assets contributed		644,453

Current liabilities		63,268
Deferred credits and other liabilities		38,095
Total liabilities contributed		101,363
Other comprehensive income		(12,651)
Total liabilities and OCI contributed		88,712

Net contribution to Optim Energy		$555,741

Utility plant purchased in 2007 through assumption of long-term debt that eliminates
a portion of investment in PVNGS lessor notes in consolidation. See Note 2.		$41,152

Activities related to consolidation of Valencia:
Initial consolidation at May 30, 2008:
Utility plant additions	$87,310
Increase in short-term borrowings	82,468
Non-controlling interest transactions as of July 10, 2008:
Reduction in short-term borrowings	88,059
Increase in non-controlling interest in Valencia	90,148

Convertible preferred stock issued under forward purchase contract upon
tender of senior unsecured notes	$100,000

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PNMR COMMON STOCKHOLDERS’ EQUITY

			Accumulated		Total PNMR
	Common Stock		Other		Common
	Number of	Aggregate	Comprehensive	Retained	Stockholders’
	Shares	Value	Income (Loss)	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2006	76,648,472	$1,040,451	$28,909	$635,550	$1,704,910
Purchase of common stock to satisfy stock awards	-	(9,327)	-	-	(9,327)
Tax benefit from stock-based compensation arrangements	-	12	-	-	12
Stock based compensation expense	-	7,557	-	-	7,557
Sale of common stock	110,134	2,914	-	-	2,914
Common stock issued to ESPP	55,885	1,367	-	-	1,367
Net earnings attributable to PNMR	-	-	-	74,874	74,874
Total other comprehensive income (loss)	-	-	(17,701)	-	(17,701)
Adoption of amendment to GAAP regarding uncertain tax positions	-	-	-	(1,576)	(1,576)
Dividends declared on common stock	-	-	-	(70,619)	(70,619)
Balance at December 31, 2007	76,814,491	1,042,974	11,208	638,229	1,692,411
Adoption of amendment to GAAP regarding fair value measurements	-	-	-	10,422	10,422
Purchase of common stock to satisfy stock awards	-	(1,285)	-	-	(1,285)
Tax shortfall from stock-based compensation arrangements	-	(560)	-	-	(560)
Stock based compensation expense	-	3,261	-	-	3,261
Sale of common stock	9,624,929	249,977	-	-	249,977
Stock issuance costs	-	(7,177)	-	-	(7,177)
Common stock issued to ESPP	92,224	978	-	-	978
Net earnings (loss) attributable to PNMR	-	-	-	(270,644)	(270,644)
Total other comprehensive income	-	-	19,740	-	19,740
Dividends declared on common stock	-	-	-	(50,717)	(50,717)
Balance at December 31, 2008	86,531,644	1,288,168	30,948	327,290	1,646,406
Purchase of common stock to satisfy stock awards	-	(951)	-	-	(951)
Tax shortfall from stock-based compensation arrangements	-	(760)	-	-	(760)
Stock based compensation expense	-	2,188	-	-	2,188
Sale of common stock	93,328	818	-	-	818
Common stock issued to ESPP	48,202	427	-	-	427
Net earnings attributable to PNMR	-	-	-	124,316	124,316
Total other comprehensive income (loss)	-	-	(77,005)	-	(77,005)
Dividends declared on common stock	-	-	-	(45,722)	(45,722)
Balance at December 31, 2009	86,673,174	$1,289,890	$(46,057)	$405,884	$1,649,717

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Net Earnings (Loss)	$136,734	$(262,937)	$75,402

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $(7,462), $1,949,and $(3,029)	11,386	(2,974)	4,621
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $1,538, $5,433, and $4,913	(2,348)	(8,290)	(7,497)

Pension liability adjustment, net of income
tax (expense) benefit of $43,542, $2,642, and $(948)	(66,448)	(4,204)	1,446

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $(7,471), $(26,184), and $11,674	9,473	40,376	(17,889)
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $20,421, $2,893, and $(992)	(29,068)	(5,168)	1,618

Total Other Comprehensive Income (Loss)	(77,005)	19,740	(17,701)

Comprehensive Income (Loss)	59,729	(243,197)	57,701

Comprehensive Income Attributable to Valencia Non-controlling Interest	(11,890)	(7,179)	-

Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)

Comprehensive Income (Loss) Attributable to PNMR	$47,311	$(250,904)	$57,173

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Electric Operating Revenues	$968,009	$1,242,942	$1,136,974

Operating Expenses:
Cost of energy sold	378,145	698,054	638,675
Administrative and general	135,027	120,712	122,002
Energy production costs	190,634	203,419	190,828
Impairment of goodwill	-	51,143	-
Regulatory disallowances	26,872	30,248	-
Depreciation and amortization	92,140	85,724	83,223
Transmission and distribution costs	41,022	37,616	39,137
Taxes other than income taxes	26,918	22,543	29,138
Total operating expenses	890,758	1,249,459	1,103,003
Operating income (loss)	77,251	(6,517)	33,971

Other Income and Deductions:
Interest income	30,543	24,674	41,655
Gains (losses) on investments held by NDT	4,502	(15,233)	11,599
Other income	6,002	2,477	5,137
Other deductions	(3,613)	(4,857)	(5,089)
Net other income (deductions)	37,434	7,061	53,302

Interest Charges	69,058	69,868	52,662

Earnings (Loss) before Income Taxes	45,627	(69,324)	34,611

Income Taxes (Benefit)	13,726	(10,029)	11,220

Earnings (Loss) from Continuing Operations	31,901	(59,295)	23,391

Earnings from Discontinued Operations, net of Income
Taxes of $36,687, $22,957, and $10,394	70,801	34,628	15,516

Net Earnings (Loss)	102,702	(24,667)	38,907

Earnings Attributable to Valencia Non-controlling Interest	(11,890)	(7,179)	-

Net Earnings (Loss) Attributable to PNM	90,812	(31,846)	38,907

Preferred Stock Dividends Requirements	(528)	(528)	(528)

Net Earnings (Loss) Available for PNM Common Stock	$90,284	$(32,374)	$38,379
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,373	$46,596
Special deposits	2	3,430
Accounts receivable, net of allowance for uncollectible accounts of $1,483 and $1,345	70,515	74,257
Unbilled revenues	38,067	37,350
Other receivables	74,120	72,096
Affiliate accounts receivable	33	-
Materials, supplies, and fuel stock	47,789	47,254
Regulatory assets	7,476	1,541
Derivative instruments	24,498	28,852
Income taxes receivable	59,299	-
Current assets of discontinued operations	-	107,986
Other current assets	40,197	49,690

Total current assets	363,369	469,052

Other Property and Investments:
Investment in PVNGS lessor notes	137,511	200,711
Investments held by NDT	137,032	111,671
Other investments	7,473	9,951
Non-utility property	976	976

Total other property and investments	282,992	323,309

Utility Plant:
Plant in service and plant held for future use	3,677,974	3,448,218
Less accumulated depreciation and amortization	1,260,903	1,204,424
	2,417,071	2,243,794
Construction work in progress	159,793	156,997
Nuclear fuel, net of accumulated amortization of $19,456 and $16,018	69,337	58,674

Net utility plant	2,646,201	2,459,465

Deferred Charges and Other Assets:
Regulatory assets	375,131	494,481
Derivative instruments	-	17,744
Goodwill	51,632	51,632
Non-current assets of discontinued operations	-	561,915
Other deferred charges	55,841	51,137

Total deferred charges and other assets	482,604	1,176,909
	$3,775,166	$4,428,735

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$118,000	$340,000
Current installments of long-term debt	-	36,000
Accounts payable	57,473	90,502
Affiliate accounts payable	13,481	17,607
Accrued interest and taxes	24,124	50,125
Regulatory liabilities	908	1,746
Derivative instruments	1,509	7,884
Current liability of discontinued operations	-	77,082
Other current liabilities	126,273	93,131

Total current liabilities	341,768	714,077

Long-term Debt	1,055,733	1,019,717

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	364,498	414,995
Accumulated deferred investment tax credits	20,518	23,834
Regulatory liabilities	316,215	292,146
Asset retirement obligations	70,099	62,696
Accrued pension liability and postretirement benefit cost	265,791	229,683
Derivative instruments	556	569
Non-current liabilities of discontinued operations	-	94,615
Other deferred credits	90,425	124,929

Total deferred credits and liabilities	1,128,102	1,243,467

Total liabilities	2,525,603	2,977,261

Commitments and Contingencies (See Note 16)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNM common stockholder’s equity:
Common stock outstanding (no par value, 40,000,000 shares authorized: issued
and outstanding 39,117,799 shares)	1,018,776	932,523
Accumulated other comprehensive income (loss), net of income tax	(51,807)	17,746
Retained earnings	181,706	391,170
Total PNM common stockholder’s equity	1,148,675	1,341,439
Non-controlling interest in Valencia	89,359	98,506
Total equity	1,238,034	1,439,945

	$3,775,166	$4,428,735

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$102,702	$(24,667)	$38,907
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	108,505	101,458	126,255
Amortization of prepayments on PVNGS firm-sales contracts	(26,150)	(16,637)	-
Deferred income tax expense (benefit)	4,648	(7,856)	16,704
Net unrealized (gains) losses on derivatives	(4,487)	6,629	8,496
Realized (gains) losses on investments held by NDT	(4,502)	15,233	(11,599)
Gain on sale of PNM Gas	(98,425)	-	-
Impairment of utility plant	-	-	19,500
Regulatory disallowances	26,872	30,248	-
Settlement of legal proceeding	31,969	-	-
Impairment of goodwill	-	51,143	-
Other, net	1,614	4,273	2,945
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(50,552)	(1,289)	12,022
Materials, supplies, and fuel stock	(385)	(9,319)	1,292
Other current assets	17,679	(21,359)	13,852
Other assets	10,821	20,572	(8,931)
Accounts payable	(40,932)	(3,466)	(2,688)
Accrued interest and taxes	(88,182)	24,643	(1,683)
Other current liabilities	(12,915)	4,957	(17,903)
Other liabilities	(17,588)	(6,989)	(8,243)
Net cash flows from operating activities	(39,308)	167,574	188,926

Cash Flows From Investing Activities:
Utility plant additions	(256,769)	(277,087)	(352,142)
Proceeds from sales of NDT investments	124,054	180,295	163,642
Purchases of NDT investments	(129,833)	(185,439)	(172,327)
Proceeds from sale of PNM Gas	652,933	-	-
Transaction costs for sale of PNM Gas	(11,162)	-	-
Proceeds from sales of utility plant	-	837	55,041
Return of principal on PVNGS lessor notes	30,871	26,077	24,638
Change in restricted special deposits	359	7,493	(7,852)
Other, net	2,041	419	2,361
Net cash flows from investing activities	412,494	(247,405)	(286,639)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(222,000)	24,591	70,725
Long-term borrowings	36,000	350,000	20,000
Repayment of long-term debt	(36,000)	(300,000)	-
Payments received on PVNGS firm-sales contracts	30,737	88,509	-
Equity contribution from parent	86,253	-	-
Equity transactions with Valencia’s owner	(13,639)	-	-
Dividends paid	(300,276)	(40,528)	(528)
Other, net	491	(451)	(39)
Net cash flows from financing activities	(418,434)	122,121	90,158

Change in Cash and Cash Equivalents	(45,248)	42,290	(7,555)
Cash and Cash Equivalents at Beginning of Year	46,621	4,331	11,886
Cash and Cash Equivalents at End of Year	$1,373	$46,621	$4,331

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$68,486	$80,144	$59,413
Income taxes paid (refunded), net	$126,528	$2,050	$5,604

Supplemental schedule of noncash investing and financing activities:
As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM. See Note 2.

Current assets			$15,444
Other property and investments			10
Utility plant, net			96,468
Goodwill			102,775
Deferred charges			1,377
Total assets transferred from TNMP			216,074

Current liabilities			17,313
Long-term debt			1,065
Deferred credits and other liabilities			30,673
Total liabilities transferred from TNMP			49,051

Net assets transferred – increase in common stockholder’s equity			$167,023

Activities related to consolidation of Valencia:
Initial consolidation at May 30, 2008:
Utility plant additions		$87,310
Increase in short-term borrowings		82,468
Non-controlling interest transactions as of July 10, 2008:
Reduction in short-term borrowings		88,059
Increase in non-controlling interest in Valencia		90,148

Utility plant purchased through assumption of long-term debt (see Note 17)	$31,982

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN PNM COMMON STOCKHOLDER’S EQUITY

			Accumulated		Total PNM
	Common Stock		Other		Common
	Number of	Aggregate	Comprehensive	Retained	Stockholder’s
	Shares	Value	Income (Loss)	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2006	39,117,799	$765,500	$8,761	$415,875	$1,190,136
Equity contribution from parent	-	167,023	-	-	167,023
Net earnings attributable to PNM	-	-	-	38,907	38,907
Total other comprehensive income (loss)	-	-	(1,181)	-	(1,181)
Adoption of amendment to GAAP regarding uncertain tax positions	-	-	-	(1,132)	(1,132)
Dividends on preferred stock	-	-	-	(528)	(528)
Balance at December 31, 2007	39,117,799	932,523	7,580	453,122	1,393,225
Adoption of amendment to GAAP regarding fair value measurements	-	-	-	10,422	10,422
Net earnings (loss) attributable to PNM	-	-	-	(31,846)	(31,846)
Total other comprehensive income	-	-	10,166	-	10,166
Dividends on preferred stock	-	-	-	(528)	(528)
Dividends on common stock	-	-	-	(40,000)	(40,000)
Balance at December 31, 2008	39,117,799	932,523	17,746	391,170	1,341,439
Net earnings attributable to PNM	-	-	-	90,812	90,812
Total other comprehensive income (loss)	-	-	(69,553)	-	(69,553)
Equity contributions from parent	-	86,253	-	-	86,253
Dividends on preferred stock	-	-	-	(528)	(528)
Dividends on common stock	-	-	-	(299,748)	(299,748)
Balance at December 31, 2009	39,117,799	$1,018,776	$(51,807)	$181,706	$1,148,675

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Net Earnings (Loss)	$102,702	$(24,667)	$38,907

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during
the period, net of income tax (expense) benefit
of $(7,462), $1,949, and $(3,029)	11,386	(2,974)	4,621
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $1,538, $5,433, and $4,913	(2,348)	(8,290)	(7,497)

Pension liability adjustment, net of income
tax (expense) benefit of $43,510, $2,123, and $(777)	(66,391)	(3,239)	1,186

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
benefit of $(6,634), $(16,415), and $(972)	10,123	25,048	1,484
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense (benefit)
of $14,629, $248, and $639	(22,323)	(379)	(975)

Total Other Comprehensive Income (Loss)	(69,553)	10,166	(1,181)

Comprehensive Income (Loss)	33,149	(14,501)	37,726

Comprehensive Income Attributable to Valencia Non-controlling Interest	(11,890)	(7,179)	-

Comprehensive Income (Loss) Attributable to PNM	$21,259	$(21,680)	$37,726

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Electric Operating Revenues
Non-affiliates	$151,294	$135,068	$109,818
Affiliate	41,338	55,214	70,603
Total electric operating revenues	192,632	190,282	180,421

Operating Expenses:
Cost of energy sold	34,728	32,671	29,529
Administrative and general	33,464	27,354	29,113
Impairment of goodwill	-	34,456	-
Regulatory disallowances	670	-	-
Depreciation and amortization	37,262	38,695	30,401
Transmission and distribution costs	22,285	21,069	18,616
Taxes, other than income taxes	19,121	18,587	20,092
Total operating expenses	147,530	172,832	127,751
Operating income	45,102	17,450	52,670

Other Income and Deductions:
Interest income	9	63	85
Other income	2,622	3,333	1,615
Other deductions	238	(171)	(147)
Net other income (deductions)	2,869	3,225	1,553

Interest Charges	27,820	18,340	25,168

Earnings Before Income Taxes	20,151	2,335	29,055

Income Taxes	7,985	11,128	10,647

Net Earnings (Loss)	$12,166	$(8,793)	$18,408

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$138	$124
Special deposits	50	50
Accounts receivable	11,773	11,457
Unbilled revenues	7,239	6,421
Other receivables	579	480
Affiliate accounts receivable	5,151	7,110
Materials and supplies	2,591	1,625
Income taxes receivable	10,762	9
Other current assets	1,012	958

Total current assets	39,295	28,234

Other Property and Investments:
Other investments	270	550
Non-utility property	2,111	2,111

Total other property and investments	2,381	2,661

Utility Plant:
Plant in service and plant held for future use	864,260	816,076
Less accumulated depreciation and amortization	292,608	291,228
	571,652	524,848
Construction work in progress	9,832	30,948

Net utility plant	581,484	555,796

Deferred Charges and Other Assets:
Regulatory assets	149,005	134,660
Goodwill	226,665	226,665
Other deferred charges	10,225	23,982

Total deferred charges and other assets	385,895	385,307

	$1,009,055	$971,998

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$-	$150,000
Short-term debt – affiliate	23,500	14,100
Current installments of long-term debt	-	167,690
Accounts payable	6,243	11,846
Affiliate accounts payable	2,281	1,238
Accrued interest and taxes	16,505	35,118
Other current liabilities	2,194	3,111

Total current liabilities	50,723	383,103

Long-term Debt	309,712	-

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	136,944	111,193
Regulatory liabilities	34,109	35,028
Asset retirement obligations	772	711
Accrued pension liability and postretirement benefit cost	16,132	16,453
Other deferred credits	8,872	1,820

Total deferred credits and other liabilities	196,829	165,205

Total liabilities	557,264	548,308

Commitments and Contingencies (See Note 16)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	443,187	427,320
Accumulated other comprehensive income (loss), net of income tax	(74)	(142)
Retained earnings (deficit)	8,614	(3,552)

Total common stockholder’s equity	451,791	423,690

	$1,009,055	$971,998

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$12,166	$(8,793)	$18,408
Adjustments to reconcile net earnings (loss) to
net cash flows from operating activities:
Depreciation and amortization	42,589	42,418	35,383
Regulatory disallowances	670	-	-
Impairment of goodwill	-	34,456	-
Deferred income tax expense (benefit)	31,855	(7,714)	(8,727)
Other, net	593	(2,506)	(2,928)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(1,134)	(4,697)	(10,092)
Materials and supplies	(966)	(200)	(46)
Other current assets	(712)	306	3,562
Other assets	(3,467)	(33,434)	(257)
Accounts payable	(5,604)	6,181	(2,844)
Accrued interest and taxes	(29,254)	938	52,924
Other current liabilities	2,147	1	(13,706)
Other liabilities	(2,679)	14,639	(461)
Net cash flows from operating activities	46,204	41,595	71,216

Cash Flows From Investing Activities:
Utility plant additions	(53,063)	(51,116)	(42,725)
Net cash flows from investing activities	(53,063)	(51,116)	(42,725)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	(150,000)	150,000	-
Short-term borrowings, net- affiliate	34,606	10,696	3,404
Long-term borrowings	309,242	-	-
Repayment of long-term debt	(167,690)	(148,935)	(100,500)
Equity contribution by parent	-	-	101,249
Dividends paid	(9,339)	-	(35,000)
Debt issuance costs and other	(9,946)	(2,303)	1
Net cash flows from financing activities	6,873	9,458	(30,846)

Change in Cash and Cash Equivalents	14	(63)	(2,355)
Cash and Cash Equivalents at Beginning of Year	124	187	2,542
Cash and Cash Equivalents at End of Year	$138	$124	$187

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$24,465	$17,246	$23,625
Income taxes paid, (refunded) net	$5,887	$16,613	$(15,529)

Supplemental schedule of noncash investing and financing activities:
As of January 1, 2007, TNMP transferred its New Mexico operational assets and liabilities to PNMR through a redemption of TNMP’s common stock. PNMR contemporaneously contributed the TNMP New Mexico operational assets and liabilities to PNM. See Note 2.

Current assets			$15,444
Other property and investments			10
Utility plant, net			96,468
Goodwill			102,775
Deferred charges			1,377
Total assets transferred to PNM			216,074

Current liabilities			17,313
Long-term debt			1,065
Deferred credits and other liabilities			30,673
Total liabilities transferred to PNM			49,051

Net assets transferred – common stock redeemed			$167,023

Equity contribution from parent through forgiveness of short-term debt	$25,206

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

				Accumulated		Total
	Common Stock			Other	Retained	Common
	Number of	Aggregate	Paid-in	Comprehensive	Earnings	Stockholder’s
	Shares	Value	Capital	Income (Loss)	(Deficit)	Equity
		(Dollars in thousands)
Balance at December 31, 2006	9,615	$96	$492,812	$562	$21,149	$514,619
Redemption of common stock	(3,257)	(32)	(166,991)	-	-	(167,023)
Equity contribution from parent	-	-	101,249	-	-	101,249
Adoption of amendment to GAAP regarding uncertain tax positions	-	-	-	-	684	684
Income taxes on goodwill adjustment	-	-	250	-	-	250
Net earnings	-	-	-	-	18,408	18,408
Total other comprehensive income	-	-	-	261	-	261
Dividends on common stock	-	-	-	-	(35,000)	(35,000)
Balance at December 31, 2007	6,358	64	427,320	823	5,241	433,448
Net earnings (loss)	-	-	-	-	(8,793)	(8,793)
Total other comprehensive income (loss)	-	-	-	(965)	-	(965)
Balance at December 31, 2008	6,358	64	427,320	(142)	(3,552)	423,690
Equity contribution from parent	-	-	25,206	-	-	25,206
Net earnings	-	-	-	-	12,166	12,166
Total other comprehensive income	-	-	-	68	-	68
Dividends on common stock	-	-	(9,339)	-	-	(9,339)
Balance at December 31, 2009	6,358	$64	$443,187	$(74)	$8,614	$451,791

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net Earnings (Loss)	$12,166	$(8,793)	$18,408

Other Comprehensive Income (Loss):

Pension liability adjustment, net of income
tax (expense) benefit of $32, $520, and $(161)	(57)	(965)	261

Fair Value Adjustment for Designated Cash Flow Hedge:
Change in fair value, net of income tax (expense)
benefit of $182, $0, and $0	(329)	-	-
Reclassification adjustment for (gains) losses included in net earnings (loss), net of income tax
expense (benefit) of $(252), $0, and $0	454	-	-

Total Other Comprehensive Income (Loss)	68	(965)	261

Comprehensive Income (Loss)	$12,234	$(9,758)	$18,669

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

(1)	Summary of the Business and Significant Accounting Policies

Nature of Business

    PNMR is an investor-owned holding company of energy and energy-related businesses.  PNMR’s primary subsidiaries are PNM, TNMP, and First Choice.  PNM is a public utility with regulated operations primarily engaged in the generation, transmission and distribution of electricity and, through January 29, 2009, the transmission, distribution and sale of natural gas.  As described in Note 2, PNM completed the sale of its natural gas operations on January 30, 2009.  PNM began service to TNMP’s New Mexico customers effective January 1, 2007.  TNMP and First Choice are wholly owned subsidiaries of TNP, which is a holding company that is wholly owned by PNMR.  TNMP provides regulated transmission and distribution services in Texas.  First Choice is a competitive retail electric provider operating in Texas.  PNMR owns 50% of Optim Energy (formerly EnergyCo), which is focused on unregulated electric operations, principally within the areas of Texas covered by ERCOT, including the development, operation and ownership of diverse generation assets and wholesale marketing.  PNMR’s common stock trades on the New York Stock Exchange under the symbol PNM.

Financial Statement Preparation and Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could ultimately differ from those estimated.

The Notes to Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP.  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM and TNMP.  Discussions regarding only PNMR, PNM or TNMP will be indicated as such.

Certain amounts in the 2008 and 2007 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2009 financial statement presentation.  At December 31, 2007, PNM Gas, a segment of PNM, became classified as held for sale and is shown as discontinued operations for all periods presented.  See Note 2 and Note 23.

GAAP defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Based on their nature, magnitude, and timing, certain subsequent events may be required to be reflected at the balance sheet date and/or required to be disclosed in the financial statements.  The Company has evaluated subsequent events as required by GAAP.

Principles of Consolidation

The Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest.  PNMR’s primary subsidiaries are PNM, TNMP, First Choice and, through May 31, 2007, Altura.  PNM consolidates the PVNGS Capital Trust and Valencia.  PNM owns undivided interests in several jointly-owned power plants and records its pro-rata share of the assets, liabilities and expenses for those plants.

PNMR shared services’ administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments, including Optim Energy.  These services are billed at cost, except for Optim Energy, which includes a profit element.  Other significant intercompany transactions between PNMR, PNM, and TNMP include energy purchases and sales, transmission and distribution services, lease payments, dividends paid on common stock, and interest paid by PVNGS Capital Trust to PNM.  All intercompany transactions and balances have been eliminated.  See Note 20.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Accounting for the Effects of Certain Types of Regulation

The Company maintains its accounting records in accordance with the uniform system of accounts prescribed by FERC and adopted by the NMPRC and PUCT.

Certain of the Company's operations are regulated by the NMPRC, PUCT and FERC and the provisions of GAAP for rate-regulated enterprises are applied to its regulated operations. Regulators may assign costs to accounting periods that differ from accounting methods applied by nonregulated utilities.  When it is probable that regulators will permit recovery of costs through future rates, costs are deferred as regulatory assets that otherwise would be expensed.  Likewise, regulatory liabilities are recognized when it is probable that regulators will require refunds through future rates or when revenue is collected for expenditures that have not yet been incurred.  Regulatory assets and liabilities are amortized into earnings over the authorized recovery period.  Accordingly, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of FERC, the NMPRC and the PUCT.  Information on “regulatory assets” and “regulatory liabilities” is contained in Note 4.

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

In 2009, 2008, and 2007, PNM recorded $8.0 million, $7.9 million, and $7.7 million of allowance for funds used during construction on certain projects and TNMP recorded $1.1 million, $1.0 million, and $0.4 million.

Capitalized Interest

PNMR capitalizes interest on its construction projects and major computer software projects not subject to the computation of an allowance for funds used during construction.  Interest was capitalized at the overall weighted average borrowing rate of 6.9%, 6.5%, and 6.0% for 2009, 2008, and 2007.  PNMR’s capitalized interest was $0.7 million, $0.8 million, and $4.1 million in 2009, 2008, and 2007; PNM’s was $0.2 million, $0.5 million, and $3.7 million; and TNMP’s was zero in 2009 and less than $0.1 million in 2008 and 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Carrying Charges on Stranded Costs

TNMP’s estimate of allowable carrying charges on stranded costs that it may recover from its transmission and distribution customers is based on a Texas Supreme Court ruling, and the PUCT’s application of that ruling.

Materials, Supplies, Fuel Stock, and Natural Gas Stored

Materials and supplies relate to transmission, distribution and generating assets.  Materials and supplies are charged to inventory when purchased and are expensed or capitalized as appropriate when issued.  Materials and supplies are valued using an average costing method.  Obsolete materials and supplies are expensed when identified.

Natural gas in underground storage was valued using a weighted average method.  Withdrawals were charged to sales service customers through the PGAC.

Coal is valued using a rolling weighted average costing method that is updated based on the current period cost per ton.  Periodic aerial surveys are performed on the coal piles and adjustments are made.  In addition to coal delivered and included in inventory, PNM prepays the SJGS coal supplier for coal mined but not yet delivered.  At December 31, 2009 and 2008, prepayments for coal amounted to $32.1 million and $30.7 million

    Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2009	2008	2009	2008	2009	2008
	(In thousands)

Coal	$15,079	$16,884	$15,079	$16,884	$-	$-
Gas in underground storage	-	9,886	-	9,886	-	-
Materials and supplies	35,552	35,362	32,710	33,219	2,591	1,625
	50,631	62,132	47,789	59,989	2,591	1,625
Discontinued operations	-	12,735	-	12,735	-	-
Continuing operations	$50,631	$49,397	$47,789	$47,254	$2,591	$1,625
Investments

In 1985 and 1986, PNM entered into eleven operating leases for interests in certain PVNGS generation facilities (see Note 7).  The remaining 10.3% and 10.15% lessor notes that were issued by the owners of the assets subject to these leases were subsequently purchased by and are now held by the PVNGS Capital Trust, which is consolidated by PNM.  Eight leases continue and are classified as operating leases.  The PVNGS Capital Trust intends to hold the lessor notes until such notes mature.  Similarly, in 1985, PNM entered into two operating leases for the EIP transmission line for which the owners had issued lessor notes.  In 2003, PNM acquired a 60% ownership interest in the EIP, collapsing the lease relating to it, and in 2004 purchased the outstanding lessor note relating to the remaining 40% interest.  The remaining EIP lessor note bears interest at 10.25%, matures in 2012, and is carried on the Consolidated Balance Sheet in other investments at $6.7 million and $8.6 million as of December 31, 2009 and 2008.  Both the PVNGS and EIP lessor notes are carried at amortized cost.

The Company’s other investments, including the NDT, are primarily comprised of United States, state, and municipal government obligations and corporate securities.  All investments are held in the Company’s name and are in the custody of major financial institutions.  The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions.  At December 31, 2009 and 2008, substantially all of these investments were classified as available for sale.  PNM holds investment securities in the NDT.  PNM evaluates these investment securities for impairment on an on-going basis.  Since third party investment managers have sole discretion over the purchase and sales of the NDT securities, PNM records a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

realized loss as an impairment for any security that has a market value that is less than cost at the end of each quarter.  For the years ended December 31, 2009, 2008 and 2007, PNM recorded impairment losses on securities held in the nuclear decommissioning trust of $8.1 million, $12.3 million, and $1.8 million.  No gains or losses are deferred as regulatory assets or liabilities.  Unrealized gains on these investments are included in other comprehensive income, net of any related tax effect.

Investment in Optim Energy (formerly known as EnergyCo)

 PNMR accounts for its investment in Optim Energy using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over Optim Energy and its operations.  PNMR records as income its percentage share of earnings or loss of Optim Energy and carries its investment at cost, adjusted for its share of undistributed earnings or losses.  The difference between PNMR’s book value of its investment in Optim Energy and its proportionate share of Optim Energy’s equity is being amortized into results of operations over the useful lives of the underlying assets and contractual periods of the liabilities that resulted in the difference. See Note 22.

Goodwill and Other Intangible Assets

Under the provisions of GAAP, the Company does not amortize goodwill.  Certain intangible assets are amortized over their estimated useful lives.  Goodwill and non-amortizable other intangible assets are evaluated for impairment annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired.  Amortizable other intangible assets are amortized over the shorter of their economic or legal lives and are evaluated for impairment when events and circumstances indicate that the assets might be impaired.  Impairments recorded in 2008 are discussed in Note 25.

Asset Impairment

Tangible long-lived assets are evaluated in relation to the future undiscounted cash flows to assess recoverability when events and circumstances indicate that the assets might be impaired.  Impairment testing of power generation assets excluded from jurisdictional rates is performed periodically in response to changes in market conditions.

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

    PNM’s gas operations, which were sold on January 30, 2009 and are reflected as discontinued operations, purchased gas on behalf of its end-use sales-service customers while other marketers or producers purchased gas on behalf of their end-use transportation-service customers.  PNM collected a cost of service revenue for the transportation, delivery, and customer service provided to all on-system end-use customers.  Cost of service tariffs were set by the NMPRC while gas commodity rates were subject to the terms of the PGAC with oversight provided by the NMPRC.

    PNM’s wholesale electricity sales are recorded as operating revenues and the wholesale electricity purchases are recorded as costs of energy sold.  In accordance with GAAP, derivative contracts that are net settled or “booked-out” are recorded net in earnings.  A book-out is the planned or unplanned netting of off-setting purchase and sale

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

transactions.  A book-out is a transmission mechanism to reduce congestion on the transmission system or administrative burden (see further discussion below in Derivatives).  For accounting purposes, a book-out is the recording of net revenues upon the settlement of a derivative contract.

    Unrealized gains and losses on contracts that do not qualify for the normal purchases or normal sales exception or are not designated for hedge accounting are classified as trading transactions or economic hedges.  Trading transactions are defined as derivative instruments used to take advantage of existing market opportunities.  Changes in the fair value of trading transactions are reflected on a net basis in operating revenues.  The Company stopped entering into speculative trading transactions during 2008.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to hedge generation assets and purchased power costs.  Changes in the fair value of economic hedges are reflected in results of operations, with changes related to economic hedges on sales included in operating revenues and changes related to economic hedges on purchases included in cost of energy sold.

Depreciation and Amortization

PNM’s provision for depreciation and amortization of utility plant, other than nuclear fuel, is based upon straight-line rates approved by the NMPRC.  Nuclear fuel is based on units-of-production.  TNMP’s provision for depreciation and amortization of utility plant is based upon straight-line rates approved by the PUCT.  Depreciation of non-utility property is computed based on the straight-line method.  The provision for depreciation of certain equipment is allocated between depreciation expense and construction projects based on the use of the equipment.  Average rates used are as follows:

	2009	2008	2007

PNM
Electric plant	2.31%	2.35%	2.42%
Gas plant (see Note 2)	-	-	2.82%
Common, intangible, and general plant	4.29%	4.24%	6.32%
TNMP	3.44%	3.44%	3.48%

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

Derivatives

The Company records derivative instruments in the balance sheet as either an asset or liability measured at their fair value.  GAAP requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met.  Special accounting for qualifying hedges allows derivative gains and losses to offset related change in value of the hedged item in the statement of earnings, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  GAAP provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of AOCI and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings.  The results of hedge ineffectiveness and the portion of the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings.  See Note 8.

The Company treats all forward electric purchases and sales contracts subject to unplanned netting or book-out by the transmission provider as derivative instruments subject to mark-to-market accounting, unless the contract

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

qualifies for the normal exception by meeting the definition of a capacity contract. Under this definition, the contract cannot permit net settlement, the seller must have the resources to serve the contract and the buyer must be a load serving entity.

    In addition, all energy contracts held for trading purposes are presented on a net margin basis in the statement of earnings.  Energy contracts that do not meet the definition of a derivative are recognized in current earnings and are not marked to market.

GAAP gives guidance on whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances.  PNM nets all realized gains and losses on derivative transactions that do not physically deliver and that are offset by similar transactions during settlement.  For the years ended December 31, 2009, 2008, and 2007, wholesale purchases of $2.8 million, $12.6 million, and $122.0 million were netted with electric revenues in the Consolidated Statements of Earnings (Loss).

Decommissioning Costs

PNM owns and leases nuclear and fossil-fuel generating facilities.  In accordance with GAAP, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists.  Nuclear decommissioning costs and related accruals are based on site-specific estimates of the costs for removing all radioactive and other structures at PVNGS and are dependent upon numerous assumptions.  PNM’s accruals for PVNGS Units 1, 2 and 3 have been made based on such estimates, the guidelines of the NRC and the probability of a license extension.  PVNGS Unit 3 is excluded from PNM’s retail rates while PVNGS Units 1 and 2 are included.  PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 and its fossil-fueled generation facilities in its rates and recognizes a corresponding expense and liability for these amounts.  See Note 15.

In connection with both the SJGS coal agreement and the Four Corners fuel agreement, the owners are required to reimburse the mining companies for the cost of contemporaneous reclamation as well as the costs for final reclamation of the coal mines.  The reclamation costs are based on site-specific studies that estimate the costs to be incurred in the future and are dependent upon numerous assumptions. PNM considers the contemporaneous reclamation costs part of the cost of its delivered coal costs.  See Note 16 for a discussion of the final reclamation costs.

Pension and Other Postretirement Benefits

See Note 12 for a discussion of pension and postretirement benefits expense, including a discussion of the actuarial assumptions.

Stock-Based Compensation

See Note 13 for a discussion of stock-based compensation expense.

Income Taxes

Income taxes are accounted for using the asset and liability method for accounting for income taxes.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis.  Current NMPRC and PUCT approved rates include the tax effects of the majority of these differences.  GAAP requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission.  The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates.  Because the NMPRC and the PUCT have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities.  Items accorded flow-through

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

treatment under rate orders, deferred income taxes and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded in the financial statements.

The Company recognizes only the impact of tax positions that, based on their merits, are more likely than not to be sustained upon an IRS audit. See Note 11.

Excise Taxes

The Company pays certain fees or taxes which are either considered to be an excise tax or similar to an excise tax.  Substantially all of these taxes are recorded on a net basis in the Consolidated Statements of Earnings.

(2)	Acquisitions, Dispositions and Impairments

PNM Gas Sale

On January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprised the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620.0 million in cash, subject to adjustment based on the actual level of working capital at closing. PNM received an additional $32.9 million related to working capital true-ups. In a separate transaction conditioned upon the sale of the natural gas operations, PNMR proposed to acquire CRHC, Continental's regulated Texas electric transmission and distribution business, for $202.5 million in cash. On July 22, 2008, PNMR and Continental agreed to terminate the agreement for the acquisition of CRHC.  Under the termination agreement, Continental agreed to pay PNMR $15.0 million upon the closing of the PNM Gas transaction.  PNM completed the sale of PNM Gas on January 30, 2009 and recognized a gain of $65.3 million, after income taxes of $33.1 million, in 2009, which is included in discontinued operations on the Consolidated Statements of Earnings (Loss).  This gain reflects the reduction for the increase in the PBO of the PNM pension plan related to the retirement of employees transferred to NMGC.  See Note 12.  PNMR recognized an additional pre-tax gain of $15.0 million ($9.1 million after income taxes) due to the CRHC termination payment, which is included in other income on the Consolidated Statements of Earnings (Loss).  In connection with the sale, PNM retained obligations under the frozen PNM pension and executive retirement plans for employees transferred to NMGC.  PNM had a regulatory asset related to these plans, which was removed from regulatory assets on the date of the sale and transferred to AOCI. The after-tax charge to AOCI was $64.8 million.  PNM also retained obligations for certain contingent liabilities that existed at the date of sale.  PNM recognized $5.4 million in expense related to these liabilities in 2009, which is included in discontinued operations on the Consolidated Statements of Earnings (Loss).

PNM used proceeds from the sale to retire short-term debt and paid a dividend of $220.0 million to PNMR. The remaining funds were used to pay income taxes on the gain from the sale.  PNMR used the dividend from PNM and the $15.0 million from Continental to retire debt. There were no material prior relationships between the PNMR and Continental parties other than in respect of the transactions described herein. PNM and PNMR Services Company provided certain corporate administrative and customer service support at cost to NMGC under a transition services agreement. The agreement term began January 30, 2009 and terminated in July 2009 with the exception of shared meter reading services, which will continue through 2010. See Note 23 for financial information concerning PNM Gas, which is classified as discontinued operations in the accompanying financial statements.

Twin Oaks

On April 18, 2006, PNMR’s wholly owned subsidiary, Altura, purchased the Twin Oaks business, which included a 305 MW coal-fired power plant located 150 miles south of Dallas, Texas for $480.0 million in cash plus the assumption of contracts and liabilities.  Effective June 1, 2007, PNMR contributed Altura, including the Twin Oaks business, to Optim Energy.  See Note 22.  The results of Twin Oaks operations have been included in the Consolidated Financial Statements of PNMR from April 18, 2006 through May 31, 2007.  Beginning June 1, 2007, the Twin Oaks operations are included in Optim Energy, which is accounted for by PNMR using the equity method.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

 The Twin Oaks purchase agreement included the development rights for a possible 600-megawatt expansion of the plant, which PNMR classified as an intangible asset with a value of $25.0 million at the date of acquisition.  PNMR reassessed this valuation as of April 1, 2007 and determined that the asset was impaired, resulting in a pre-tax loss of $3.4 million, which was recorded in energy production costs.  In 2008, Optim Energy made a strategic decision not to pursue the Twin Oaks expansion and wrote off the development rights as an impairment of intangible assets.

As part of the acquisition of Twin Oaks, PNMR determined the fair value of two contractual obligations to sell power.  The first contract obligated PNMR to sell power through September 2007 at which time the second contract began and extends for three years.  In comparing the pricing terms of the contractual obligations against the forward price of electricity in the relevant market, PNMR concluded that the contracts were below market.  In accordance with GAAP, the contracts were recorded at fair value to be amortized as an increase in operating revenue over the contract periods.  The amortization matches the difference between the forward price curve and the contractual obligations for each month in accordance with the contract as of the acquisition date.  For the first contract, $94.9 million was recorded in other current liabilities and $52.4 million was recorded in other deferred credits for a total of $147.3 million.  For the second contract, $29.6 million was recorded in other deferred credits.  As of May 31, 2007, PNMR had amortized $105.9 million for the first contract and nothing for the second contract.

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

Due to the fact the net assets were distributed to TNMP’s parent, PNMR, the assets and liabilities were considered “held and used” up until the date of transfer.  No gain or loss or impairments were recognized on the disposition due to the fact the transfer was among entities under common control.  Furthermore, the TNMP New Mexico operations are subject to traditional rate of return regulation.  Subsequent to the transfer, the NMPRC regulates these operations in the same manner as prior to the transfer.  Under GAAP for rate-regulated enterprises, the assets and liabilities were recorded by PNM at TNMP’s carrying amounts, which represent their fair value within the regulatory environment.

The asset transfer did not meet the definition of a “change in reporting entity” since PNM’s financial statement composition remained unchanged after the transfer.  The assets and operations transferred from TNMP are in the same line of business as PNM and are immaterial to both PNM’s assets and net earnings.  Information concerning the TNMP New Mexico assets and liabilities transferred to PNM is set forth on their Consolidated Statements of Cash Flows.

Other

See Note 25, for a discussion of impairments of intangible assets recorded in 2008.

In 2006, the NMPRC approved a stipulation to allow PNM to convert its 141-megawatt combustion turbine Afton Generating Station to a combined cycle plant and bring Afton into retail rates in its next rate case, which was anticipated to be effective January 1, 2008.   The Afton costs, including the costs of conversion, allowable for ratemaking were stipulated to be the lower of the actual cost or $187.6 million. The combined cycle plant was declared commercial on October 12, 2007 and was included  in PNM’s retail rates beginning in May 2008.  During the final start-up stages, problems were encountered that required piping modifications and significant problems were encountered with the control software and interfaces.  Furthermore, the new turbine and generator experienced problems that required inspection of all five bearings.  The combination of these issues caused delays and increased costs.  The total Afton costs exceeded the stipulated maximum amount and the excess will not be recoverable in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

rates. Therefore, the Afton asset has been impaired, as defined under GAAP.   A pre-tax impairment charge of $19.5 million ($11.8 million after income taxes) was recorded in 2007 by PNM in energy production costs.

    On June 29, 2007, a wholly-owned subsidiary of PNMR purchased 100% of a trust that owns a 2.27% undivided interest, representing 29.8 MW, in PVNGS Unit 2 and a 0.76% undivided interest in certain PVNGS common facilities, as well as a lease under which such facilities are leased to PNM.  The beneficial interest in the trust was purchased for $44.0 million in cash and the assumption of $41.2 million in long-term debt payable to PVNGS Capital Trust.  This long-term debt offsets a portion of the investment in PVNGS lessor notes and is eliminated in PNMR’s consolidated financial statements.  The funds for the purchase were provided by PNMR.  The lease remained in effect and the transaction had no impact on PNM’s consolidated financial statements.  As described in Note 17, the Resource Stipulation allowed the Unit 2 interest to be transferred to PNM and the acquisition costs to be recovered in PNM’s rates beginning with the 2008 Electric Rate Case.  In July 2009, PNM purchased the trust from the other PNMR subsidiary for $39.1 million in cash.  The purchase price was equal to the book value of the underlying assets less deferred taxes and miscellaneous accruals. The other PNMR subsidiary paid a dividend of that same amount to PNMR.  PNMR then made an equity contribution of that amount to PNM.  The trust had $32.0 million of debt owing to the PVNGS Capital Trust, which is consolidated by PNM.  The transfer had no impact on the financial statements of PNMR. The impacts on the financial statements of PNM were to increase net plant in service by $73.7 million, increase common stock by $39.1 million, reduce investment in the PVNGS lessor notes by $32.0 million, reflecting the elimination of the debt owed by the trust to the PVNGS Capital Trust, and increase deferred income taxes and other accruals by $2.6 million.

(3)       Segment Information

The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities.  A reconciliation of the segment presentation to the GAAP financial statements is provided.

PNM Electric

PNM Electric includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC.  PNM Electric provides integrated electricity services that include the generation, transmission and distribution of electricity for retail electric customers in New Mexico as well as the sale of transmission to third parties.  PNM Electric also includes the generation and sale of electricity into the wholesale market.  This includes the asset optimization of PNM’s jurisdictional assets as well as the capacity excluded from retail rates.   FERC has jurisdiction over wholesale rates.

TNMP Electric

TNMP Electric is an electric utility operating in Texas. TNMP’s operations are subject to traditional rate regulation by the PUCT.  TNMP provides regulated transmission and distribution services in Texas under the TECA.

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

PNM Gas

PNM Gas distributed natural gas to most of the major communities in New Mexico, subject to traditional rate regulation by the NMPRC.  The customer base of PNM Gas included both sales-service customers and transportation-service customers.  PNM Gas purchased natural gas in the open market and sold it at cost to its sales-service customers.  As a result, increases or decreases in gas revenues resulting from gas price fluctuations did not

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

impact gross margin or earnings.  As described in Note 2, PNM completed the sale of its gas operations on January 30, 2009.  PNM Gas is reported as discontinued operations in the accompanying financial statements and is not included in the segment information presented below.  Financial information regarding PNM Gas is presented in Note 23.

Altura

The Altura segment includes the results of Twin Oaks from the date of its acquisition by PNMR on April 18, 2006 until its contribution to Optim Energy as of June 1, 2007. See Note 2 and Note 22.

First Choice

First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small commercial, and governmental customers.  Although First Choice is regulated in certain respects by the PUCT, it is not subject to traditional rate regulation.

Optim Energy

Upon the contribution of Altura to Optim Energy, Optim Energy became a separate segment for PNMR effective June 1, 2007.  PNMR’s investment in Optim Energy is held in the Corporate and Other segment and is accounted for using the equity method of accounting. Optim Energy’s revenues and expenses are not included in PNMR’s consolidated revenues and expenses or the following tables.  See Notes 2 and 22.

Corporate and Other

PNMR Services Company is included in the Corporate and Other segment.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The following tables present summarized financial information for PNMR by operating segment. Excluding PNM Gas, which is presented as discontinued operations, PNM has only one operating segment.  TNMP operates in only one reportable segment.  Therefore, tabular segment information is not presented for PNM and TNMP.  Explanations for footnotes follow the tables.

PNMR SEGMENT INFORMATION
	PNM	TNMP	First	Corporate
2009	Electric	Electric	Choice	and Other	Consolidated
			(In thousands)

Operating revenues	$967,998	$151,294	$528,818	$(366)	$1,647,744
Intersegment revenues	11	41,338	-	(41,349)	-
Total revenues	968,009	192,632	528,818	(41,715)	1,647,744
Cost of energy	378,145	34,728	346,454	(41,338)	717,989
Gross margin	589,864	157,904	182,364	(377)	929,755
Other operating expenses	420,473	75,540	107,354	(13,503)	589,864
Depreciation and amortization	92,140	37,262	1,809	16,738	147,949
Operating income (loss)	77,251	45,102	73,201	(3,612)	191,942

Interest income	30,543	9	56	(2,219)	28,389
Equity in net earnings (loss) of Optim Energy	-	-	-	(30,145)	(30,145)
Other income (deductions)	6,891	2,860	(438)	17,457	26,770
Net interest charges	(69,058)	(27,820)	(2,782)	(22,545)	(122,205)

Earnings (loss) before income taxes	45,627	20,151	70,037	(41,064)	94,751

Income taxes (benefit)	13,726	7,985	25,622	(18,515)	28,818
Earnings (loss) from continuing operations	31,901	12,166	44,415	(22,549)	65,933
Valencia non-controlling interest	(11,890)	-	-	-	(11,890)
Subsidiary preferred stock dividends	(528)	-	-	-	(528)

Segment earnings (loss) from continuing
operations attributable to PNMR	$19,483	$12,166	$44,415	$(22,549)	$53,515

Gross property additions (1) (2)	$253,335	$53,063	$863	$16,462	$284,597
At December 31, 2009:
Total Assets	$3,775,166	$1,009,055	$197,062	$378,638	$5,359,921
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

	PNM	TNMP	First	Corporate
2008	Electric	Electric	Choice	and Other	Consolidated
			(In thousands)

Operating revenues	$1,242,837	$135,068	$582,224	$(607)	$1,959,522
Intersegment revenues	105	55,214	-	(55,319)	-
Total revenues	1,242,942	190,282	582,224	(55,926)	1,959,522
Cost of energy	698,054	32,671	564,326	(55,197)	1,239,854
Gross margin	544,888	157,611	17,898	(729)	719,668
Other operating expenses	465,681	101,466	238,386	(413)	805,120
Depreciation and amortization	85,724	38,695	2,360	17,583	144,362
Operating income (loss)	(6,517)	17,450	(222,848)	(17,899)	(229,814)

Interest income	24,674	63	1,587	(2,228)	24,096
Equity in net earnings (loss) of Optim Energy	-	-	-	(29,687)	(29,687)
Other income (deductions)	(17,613)	3,162	112	(5,682)	(20,021)
Net interest charges	(69,868)	(18,340)	(3,985)	(40,762)	(132,955)

Earnings (loss) before income taxes	(69,324)	2,335	(225,134)	(96,258)	(388,381)

Income taxes (benefit)	(10,029)	11,128	(47,561)	(44,354)	(90,816)
Earnings (loss) from continuing operations	(59,295)	(8,793)	(177,573)	(51,904)	(297,565)
Valencia non-controlling interest	(7,179)	-	-	-	(7,179)
Subsidiary preferred stock dividends	(528)	-	-	-	(528)

Segment earnings (loss) from continuing
operations attributable to PNMR	$(67,002)	$(8,793)	$(177,573)	$(51,904)	$(305,272)

Gross property additions (1)	$240,262	$51,116	$3,872	$12,876	$308,126
At December 31, 2008:
Total Assets (3)	$3,758,834	$971,998	$253,048	$494,201	$5,478,081
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

2007	PNM Electric	TNMP Electric	Altura	First Choice	Corporate and Other	Consolidated
	(In thousands)
Operating revenues	$1,136,974	$109,818	$65,395	$600,617	$1,225	$1 ,914,029
Intersegment revenues	-	70,603	-	78	(70,681)	-
Total revenues	1,136,974	180,421	65,395	600,695	(69,456)	1,914,029
Cost of energy	638,675	29,529	22,063	500,755	(69,497)	1,121,525
Gross margin	498,299	150,892	43,332	99,940	41	792,504
Other operating expenses	381,105	67,821	18,636	57,262	6,943	531,767
Depreciation and amortization	83,223	30,401	7,684	1,881	12,506	135,695
Operating income (loss)	33,971	52,670	17,012	40,797	(19,408)	125,042

Interest income	41,655	85	146	2,137	(869)	43,154
Equity in net earnings of Optim Energy	-	-	-	-	7,581	7,581
Other income (deductions)	11,647	1,468	1	(56)	(5,570)	7,490
Net interest charges	(52,662)	(25,168)	(8,523)	(763)	(33,039)	(120,155)

Earnings (loss) before income taxes	34,611	29,055	8,636	42,115	(51,305)	63,112

Income taxes (benefit)	11,220	10,647	3,419	14,929	(36,989)	3,226

Earnings (loss) from continuing operations	23,391	18,408	5,217	27,186	(14,316)	59,886

Subsidiary preferred stock dividends	(528)	-	-	-	-	(528)

Segment earnings (loss) from continuing
operations attributable to PNMR	$22,863	$18,408	$5,217	$27,186	$(14,316)	$59,358

Gross property additions (1)	$312,988	$42,725	$919	$184	$61,770	$418,586
At December 31, 2007:
Total Assets (3)	$3,456,800	$972,792	$-	$367,838	$428,106	$5,225,536
Goodwill	$102,775	$261,121	$-	$131,768	$-	$495,664

Footnote explanations for the above tables are as follows:

(1)	Excludes gross property additions related to PNM Gas discontinued operations of $3,434, $36,825, and $39,154 for December 31, 2009, 2008, and 2007.
(2)	Includes PNM’s purchase of an interest in PVNGS Unit 2 from another subsidiary of PNMR of $39,126.
(3)	Excludes total assets related to PNM Gas discontinued operations of $669,901 and $646,600 at December 31, 2008 and 2007.

Major Customers

No individual customers accounted for more than 10% of the operating revenues of PNMR or PNM.  First Choice is a customer of TNMP and accounted for 21% of its operating revenues from continuing operations in 2009, 29% in 2008, and 39% in 2007.  One unaffiliated customer of TNMP accounted for 20% of its operating revenues from continuing operations in 2009, 22% in 2008, 18% in 2007.  Another unaffiliated customer of TNMP accounted for 13% of its operating revenues from continuing operations in 2009 and less than 10% in 2008 and 2007.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

(4)	Regulatory Assets and Liabilities

Certain of the Company's operations are regulated by the NMPRC, PUCT and FERC and the provisions of GAAP for rate-regulated enterprises are applied to its regulated operations.  Regulatory assets represent probable future recovery of previously incurred costs, which will be collected from customers through the ratemaking process.  Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.  Regulatory assets and liabilities reflected in the Consolidated Balance Sheets are presented below.  On January 30, 2009, PNM completed the sale of its gas operations.  Upon the sale, the regulatory asset of $107.3 million for pension obligations not transferred to NMGC was removed from regulatory assets and charged, net of income taxes, to AOCI.   See Note 2 and Note 23.

PNMR

	December 31,
	2009	2008
Assets:	(In thousands)
Current:
Underground rate	$255	$1,311
Fuel and purchased power adjustment clause	7,195	-
Rate case expense	26	230
	7,476	1,541
Non-Current:
Coal mine reclamation costs	63,826	69,747
Deferred income taxes	57,159	74,902
Financing costs	26,449	28,155
Pension and OPEB	237,580	329,487
Loss on reacquired debt	6,569	11,706
Stranded costs	103,616	112,008
Hurricane recovery costs	17,707	-
Rate case expenses	5,398	2,480
Other	5,832	656
	524,136	629,141
Total regulatory assets	$531,612	$630,682

Liabilities:
Current - other	$(908)	$(1,746)

Non-Current:
Cost of removal	(269,864)	(261,078)
Deferred income taxes	(14,220)	(16,333)
Asset retirement obligation	(40,703)	(40,929)
SO2 credits	(19,312)	-
Pension and OPEB	(2,120)	(1,577)
Other	(4,105)	(7,258)
	(350,324)	(327,175)
Total regulatory liabilities	$(351,232)	$(328,921)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

PNM

	December 31,
	2009	2008
	(In thousands)
Assets:
Current:
Underground rate	$255	$1,311
Fuel and purchased power adjustment clause	7,195	-
Rate case expenses	26	230
	7,476	1,541
Non-Current:
Coal mine reclamation costs	63,826	69,747
Deferred income taxes	52,166	70,237
Financing costs	26,449	28,155
Loss on reacquired debt	6,569	11,706
Pension and OPEB	219,731	313,484
Rate case expenses	1,504	496
Other	4,886	656
	375,131	494,481
Total regulatory assets	$382,607	$496,022

Liabilities:
Current - other	$(908)	$(1,746)

Non-Current:
Cost of removal	(238,303)	(229,733)
Deferred income taxes	(14,220)	(16,333)
Asset retirement obligation	(40,703)	(40,929)
SO2 credits	(19,312)	-
Other	(3,677)	(5,151)
	(316,215)	(292,146)
Total regulatory liabilities	$(317,123)	$(293,892)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

TNMP

	December 31,
	2009	2008
	(In thousands)
Assets:
Non-Current:
Stranded costs	$103,616	$112,008
Deferred income taxes	4,993	4,665
Pension and OPEB	17,850	16,003
Hurricane recovery costs	17,707	-
Rate case expenses	3,893	1,984
Other	946	-
Total regulatory assets	$149,005	$134,660

Liabilities:
Non-Current:
Cost of removal	$(31,560)	$(31,345)
Pension and OPEB	(2,120)	(1,577)
Other	(429)	(2,106)
Total regulatory liabilities	$(34,109)	$(35,028)

The Company’s regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding.  The Company does not receive or pay a rate of return on the following regulatory assets and regulatory liabilities (and their remaining amortization periods):  coal mine reclamation costs (through 2020); deferred income taxes (over the remaining life of the taxable item, up to the remaining life of utility plant); financing costs (over the life of the related debt, through 2038); pension and OPEB costs (through 2033); asset retirement obligations (to be determined in a future regulatory proceeding); and SO2 credits (through April 2011).

The Company is permitted, under rate regulation, to accrue and record a regulatory liability for the estimated cost of removal and salvage associated with certain of its assets through depreciation expense.  Under GAAP, actuarial losses and prior service costs for pension plans are required to be recorded in AOCI; however, to the extent authorized for recovery through the regulatory process these amounts are recorded as regulatory assets or liabilities.  Based on prior regulatory approvals, the amortization of these amounts will be included in the Company’s rates.  See Note 17 for information related to TNMP’s stranded costs and 2009 regulatory decisions, which resulted in additions to regulatory assets and liabilities.

Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that future recovery of its regulatory assets are probable.

(5)	Stockholders’ Equity

Common Stock and Equity Contributions

See Note 6 for details related to PNMR’s issuance of common stock.

As described in Note 2, the New Mexico customers of TNMP were transferred to PNM effective January 1, 2007.  In connection with the transfer, TNMP transferred those operations to TNP by redeeming a portion of its common stock.  TNP then transferred those operations to PNMR, which transferred them to PNM as an equity contribution.  PNMR also made cash equity contributions to PNM of $86.3 million, including the transaction relating to the transfer of an interest in PVNGS Unit 2 as described in Note 2, in 2009.  PNMR made an equity contribution to TNMP by forgiving intercompany borrowings of $25.2 million in 2009 and made a cash equity

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

contribution of $101.2 million in 2007.

Dividends on Common Stock

The declaration of common dividends by PNMR is dependent upon a number of factors including the ability of PNMR’s subsidiaries to pay dividends.  PNMR’s primary sources of dividends are its operating subsidiaries.

Following the sale of PNM Gas, PNM paid a dividend to PNMR of $220.0 million on February 5, 2009 and paid additional cash dividends of $79.7 million in 2009.  PNM paid cash dividends of $40.0 million to PNMR in 2008.  PNM did not pay any cash dividends to PNMR in 2007. TNMP paid cash dividends to PNMR of $9.3 million in 2009 and $35.0 million in 2007. TNMP did not pay any cash dividends to PNMR in 2008.

Each of the PNMR Facility, the PNM Facility, and the TNMP Revolving Credit Facility contain covenants that require the maintenance of debt-to-capital ratios of less than or equal to 65%.  For PNMR and PNM these ratios reflect the present value of payments under the PVNGS and EIP leases as debt.  The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade.  The NMPRC provisions allow PNM to pay dividends from equity contributions previously made by PNMR and current earnings, determined on a rolling four quarter basis, without prior NMPRC approval.  The Federal Power Act also imposes certain restrictions on dividends by public utilities.  PNM also has other financial covenants that limit the transfer of assets, through dividends or other means, including a requirement to obtain approval of certain financial counterparties to transfer more than five percent of PNM’s assets.  As of December 31, 2009, none of the numerical tests would restrict the payment of dividends from the retained earnings of PNMR, PNM, or TNMP.  However, PNM would not be able to distribute amounts in excess of its retained earnings and TNMP would not be able to distribute amounts in excess of approximately $176 million without approval of regulators or financial counterparties.  Other PNMR subsidiaries have no restricted net assets.

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

Preferred Stock

PNMR had no preferred stock outstanding prior to November 17, 2008, when it issued 477,800 shares of Series A convertible preferred stock in connection with the purchase obligation of the holder of PNMR’s private equity-linked units.  See Note 6.  The Series A convertible preferred stock is convertible into PNMR common stock in a ratio of 10 shares of common stock for each share of preferred stock.  The Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.  The Series A convertible preferred stock is entitled to vote on all matters voted upon by common stockholders, except for the election of the Board.  In the event of liquidation of PNMR, preferred holders would receive a preference of $0.10 per common share equivalent.  After that preference, common holders would receive an equivalent liquidation preference per share and all remaining distributions would be shared ratably between common and preferred holders using the number of shares of common stock into which the Series A convertible preferred stock is convertible.  The terms of the Series A convertible preferred stock result in it being substantially equivalent to common stock.  Therefore, for earnings per share purposes the number of common shares into which the Series A convertible preferred stock is convertible is included in the weighted average number of common shares outstanding for periods after the Series A convertible preferred stock was issued.  Similarly, dividends on the Series A convertible preferred stock are considered to be common dividends in the accompanying Consolidated Financial Statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

PNM’s cumulative preferred shares outstanding bear dividends at 4.58% per annum.  PNM preferred stock does not have a mandatory redemption requirement but may be redeemed, at PNM’s option, at 102% of the stated value plus accrued dividends.  The holders of the PNM preferred stock are entitled to payment before the holders of common stock in the event of any liquidation or dissolution or distribution of assets of PNM.  In addition, PNM’s preferred stock is not entitled to a sinking fund and cannot be converted into any other class of stock of PNM.

TNMP has no preferred stock outstanding.  The number of authorized shares of TNMP cumulative preferred stock is 1 million shares.

(6)	Financing

Impacts of Difficulties of Financial Institutions

Disruptions in the credit markets in 2008 and early 2009 had a significant adverse impact on a number of financial institutions, which resulted in certain institutions being restructured or formulating plans to be acquired by other financial institutions.  This includes some financial institutions that are lenders under the PNMR Facility, PNM Facility, and Term Loan Agreement (which was terminated effective January 30, 2009), which are described below.  Other than as described below, the flux in the banking industry has not impacted these credit agreements to date and the Company does not anticipate it will have a significant impact on TNMP’s 2009 Term Loan Agreement, the TNMP Revolving Credit Facility, the PNMR Facility or the PNM Facility, in each case prior to their expirations.

LBB was a lender under the PNMR Facility and the PNM Facility.  LBH, the parent of LBB, has filed for bankruptcy protection.  Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility amounting to $5.3 million. The PNMR Facility and the PNM Facility agreements contain procedures for substituting another financial institution to take the place of any lender who defaults under the agreements.  A replacement bank has taken the place of LBB under the PNM Facility.  PNMR is discussing with the participants in the PNMR Facility amending the PNMR Facility to remove LBB, which would reduce the total capacity under the PNMR Facility to $568.0 million.  PNMR does not believe amending the PNMR Facility to remove LBB or the LBH bankruptcy will have a significant impact on the liquidity provided by the PNMR Facility.

LBCS, another subsidiary of LBH, has also declared bankruptcy and was a counterparty to various energy transactions with First Choice and Optim Energy.  First Choice had no receivables from LBCS, but as a result of the bankruptcy, First Choice terminated its contract effective September 24, 2008 and recognized a $3.9 million loss as settled purchase power contracts.  These power supply contracts were replaced with other counterparties, which partially offset the $3.9 million loss.  Optim Energy had a receivable from LBCS, which has been written off.  PNMR’s equity share of the write off was $0.6 million.  The bankruptcy of LBCS is not expected to have a significant impact on future operations of the Company.

Financing Activities

On June 26, 2007, the City of Farmington, New Mexico issued $20.0 million of its PCRBs to finance or reimburse PNM for expenditures incurred in connection with pollution control equipment at the SJGS.  PNM is obligated to pay amounts equal to the principal and interest on the PCRBs.  In addition, PNM issued $20.0 million of senior unsecured notes to secure and guarantee the PCRBs. Both the PCRBs and the senior unsecured notes mature in 2037 and bear interest at 5.15%.

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
December 31, 2009, 2008 and 2007

borrowing $150.0 million under the TNMP Facility described under Short-term Debt below.

   On May 5, 2008, PNM entered into a $300.0 million unsecured delayed draw term loan facility (the “Term Loan Agreement”) with Merrill Lynch Bank USA, Morgan Stanley Senior Funding, Inc. and Wachovia Bank, National Association. The Term Loan Agreement allowed PNM to borrow up to $300.0 million.   The Term Loan Agreement provided that if PNM received net cash proceeds from the sale of certain debt securities or the sale of assets, the amount of the commitments under the Term Loan Agreement would be reduced.  As described below, on May 13, 2008, PNM completed the offering of $350.0 million aggregate principal amount of senior unsecured notes.  On May 28, 2008, PNM was notified that the lenders under the Term Loan Agreement had reduced their commitments to $150.0 million.  As provided by the Term Loan Agreement, upon the closing of the sale of PNM Gas described in Note 2, the Term Loan Agreement terminated.  No borrowings were made under the Term Loan Agreement.

On May 8, 2008, PNM entered into a $100.0 million unsecured letter of credit facility pursuant to a reimbursement agreement (as amended, the “Reimbursement Agreement”) with Deutsche Bank AG and Royal Bank of Canada.  The Reimbursement Agreement allowed PNM to obtain, from time to time, standby letters of credit up to the aggregate amount of $100.0 million at any time prior to April 30, 2009.  Upon the sale of PNM Gas on January 30, 2009, PNM voluntarily requested the termination of the Reimbursement Agreement.  No letters of credit were issued under this arrangement.

    On May 13, 2008, PNM issued $350.0 million aggregate principal amount of senior unsecured notes. The notes pay interest semi-annually at a rate of 7.95% per year, payable on May 15 and November 15 of each year, beginning November 15, 2008, and mature on May 15, 2018.

On May 15, 2008, TNMP entered into a credit agreement with eight lenders for the TNMP Facility, which had a stated maturity of May 13, 2009.  The TNMP Facility provided TNMP with a revolving credit facility for up to $200.0 million.  In connection with entering into the TNMP Facility, TNMP withdrew as a borrower under the PNMR Facility and is no longer a party under the PNMR Facility.   Upon entering into the TNMP Revolving Credit Facility described below, the TNMP Facility was terminated.

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
December 31, 2009, 2008 and 2007

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

    PNMR also had outstanding 4,000,000 privately held 6.625% equity-linked units.  Each of these equity-linked units consisted of a purchase contract and a 2.5% undivided beneficial ownership interest in one of PNMR’s senior notes with a stated amount of $1,000, which corresponds to a $25.00 stated amount of PNMR’s senior notes.  The senior notes aggregating $100.0 million were scheduled to mature in August 2010 (subject to the remarketing described below) and bore interest at the annual rate of 5.1%.  The purchase contracts entitled the holder to quarterly contract adjustment payments of 1.525% per year on the stated amount of $25.00.  Each purchase contract contained a mandatory obligation for the holder to purchase, and PNMR to sell, at a purchase price of $25.00 in cash, shares of PNMR’s common stock (or PNMR preferred stock in a ratio of one preferred share for each 10 shares of common stock) aggregating $100.0 million on November 17, 2008.  Generally, the number of shares the holder was obligated to purchase depended on the average closing price per share of PNMR’s common stock over a 20-day trading period ending on the third trading day immediately preceding November 16, 2008, with a maximum price of $25.12 per share and minimum price of $20.93 per share.  In accordance with the terms of the equity-linked units, PNMR attempted to remarket the senior note components in November 2008, but was unable to complete the remarketing.  As provided in the agreement under which the equity-linked units were originally issued, the holder tendered the $100 million of senior unsecured notes to PNMR to satisfy its obligations under the purchase contracts. The holder chose to receive 477,800 shares of PNMR Series A convertible preferred stock on November 17, 2008 in lieu of 4,778,000 shares of PNMR common stock.  See Note 5.

    On January 5, 2009, PNMR commenced a tender offer whereby it offered to repurchase up to $150.0 million of its 9.25% senior unsecured notes due 2015.  The tender offer requested the holders of the notes to submit the amount of notes they would be willing to sell to PNMR and at the price they would be willing to sell, within the range of 83% to 93% of face value, including additional compensation of 3% of face value for those holders that tendered their notes and did not withdraw them prior to the stated early participation date. Prior to expiration of the offer, $157.5 million of notes were tendered to PNMR for purchase.  Under the applicable rules for this type of arrangement, PNMR was able to purchase $157.0 million of notes at the 93% cap price.  On February 5, 2009, PNMR repurchased and retired these notes for $146.0 million plus accrued interest. On February 26, 2009, PNMR purchased an additional $0.4 million of the 9.25% senior unsecured notes at 93% of face value in a private transaction.  PNMR recognized a pre-tax gain on these transactions of $7.3 million, net of related transaction costs and write-off of the proportionate amount of the deferred costs of the original issuance of the notes, which is included in other income on the Consolidated Statements of Earnings (Loss).

On March 23, 2009, TNMP issued $265.5 million aggregate principal amount of 9.50% First Mortgage Bonds, due 2019, Series 2009A (the “Series 2009A Bonds”) at a price equal to 97.643% of their face value.  The bonds bear interest at the rate of 9.50% per annum of their face value. TNMP may redeem some or all of the bonds at any time at a redemption price that reflects a make-whole provision, plus accrued interest.  The Series 2009A Bonds are secured by a first mortgage on substantially all of TNMP’s property.

On March 25, 2009, TNMP entered into a $50.0 million loan agreement with Union Bank, N. A. (the “2009 Term Loan Agreement”).   TNMP borrowed $50.0 million under this agreement on March 30, 2009.  Borrowings under the 2009 Term Loan Agreement must be repaid by March 25, 2014 and are secured by $50.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009B Bonds”).  Through hedging arrangements, TNMP has established fixed interest rates for the 2009 Term Loan Agreement of 6.05% for the first three years and 6.30% thereafter.  In January 2010, the hedging relationship was modified to reduce the fixed interest rate to 4.80% through March 31, 2012 and to 5.05% thereafter.  The hedging obligations are also secured by the Series 2009B Bonds.  The hedge is accounted for as a cash-flow hedge and its December 31, 2009 pre-tax fair value of $0.2 million is included in other deferred charges and in AOCI on the Consolidated Balance Sheets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Amounts reclassified from AOCI are included in other interest expense.  The fair value determination was made using Level 2 inputs under GAAP.

    TNMP used the proceeds received from the Series 2009A Bonds and the 2009 Term Loan Agreement to repay the $100.0 million borrowed under the TNMP Bridge Facility, which then terminated, and the $150.0 million outstanding under the TNMP Facility.  The remaining proceeds, after offering expenses, were used to reduce intercompany borrowings from PNMR.

On April 30, 2009, TNMP entered into the TNMP Revolving Credit Facility, a new $75.0 million revolving credit facility, and the existing TNMP Facility was terminated.  Borrowings under the TNMP Revolving Credit Facility are secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009C Bonds”).  The TNMP Revolving Credit Facility will expire in April 2011.

    On May 23, 2003, PNM issued $36.0 million of 4.00% PCRB senior unsecured notes, which had a scheduled maturity in 2038, but were subject to mandatory repurchase and remarketing on July 1, 2009.  PNM repurchased these notes for $36.0 million on July 1, 2009 utilizing available cash balances and borrowings under the PNM Facility.  PNM held these bonds (without legally canceling them) until December 1, 2009, on which date they were remarketed.  The remarketed bonds bear interest at 6.25% and mature on January 1, 2038.

PNMR offers new shares of PNMR common stock through the PNMR Direct Plan.  On July 15, 2009, PNMR began purchasing shares of its common stock on the open market rather than issuing additional shares to satisfy subscriptions under the PNMR Direct Plan.  PNMR had offered new shares of its common stock through an equity distribution agreement, which was terminated in July 2009.

In August 2009, PNMR filed an automatically effective shelf registration statement with the SEC for common stock and in April 2008, PNMR filed an automatically effective shelf registration statement for debt securities.  These registration statements expire three years from the date of filing and can be amended at any time to include additional securities of PNMR.  As a result, these shelf registration statements have unlimited availability, subject to certain restrictions and limitations.

    In April 2008, PNM filed a shelf registration statement for the issuance of $750.0 million of senior unsecured notes that was declared effective on April 29, 2008.  As of February 15, 2010, PNM had $600.0 million of remaining unissued securities registered under this and a prior shelf registration statement.

Borrowing Arrangements Between PNMR and its Subsidiaries

PNMR has one-year intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount from $20.0 million to $100.0 million and have either reciprocal or non reciprocal terms.  Interest charged to the subsidiaries is equivalent to interest paid on the PNMR Facility.  On January 8, 2009, TNMP entered into an agreement for an additional $50.0 million borrowing from PNMR that was subordinated to the TNMP Bridge Facility described above.  The agreement for additional borrowing terminated in April 2009.  As of December 31, 2009 and 2008, TNMP had outstanding borrowings of $23.5 million and $14.1 million from PNMR.  At February 15, 2010, TNMP has borrowings of $26.1 million from PNMR.

    On February 26, 2009, the Finance Committee of the PNMR Board authorized PNMR to provide support for the debt of TNMP by approving one or more additional loans to TNMP as a contingency in the event TNMP was unable to obtain external financing sufficient to pay amounts borrowed under the TNMP Facility and the TNMP Bridge Facility when they came due. With the completion of the financings described above, the PNMR support terminated on April 30, 2009.

Short-term Debt

PNMR and PNM have revolving credit facilities for borrowings up to $600.0 million under the PNMR

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Facility and $400.0 million under the PNM Facility that primarily expire in 2012.  In addition to the reduction in the PNMR Facility related to LBB discussed above, the PNMR Facility and the PNM Facility will reduce by $26.0 million and $14.0 million in 2010 and an additional $25.0 million and $18.0 million in 2011 according to their terms.  The Company does not believe amending the PNMR Facility to remove LBB or the scheduled reduction in the facilities will have a significant impact on PNMR’s and PNM’s liquidity.

 In addition, PNMR and PNM each have a local line of credit amounting to $5.0 million.  TNMP has a revolving credit facility for borrowings up to $75.0 million under the TNMP Revolving Credit Facility that expires in April 2011.  PNMR and PNM had commercial paper programs under which they could have issued up to $400.0 million and $300.0 million of commercial paper.  No commercial paper has been issued since March 11, 2008 and the programs were terminated on July 2, 2009.

At December 31, 2009, the weighted average interest rate was 1.48% for the PNMR Facility, 0.88% for the PNM Facility.   The TNMP Revolving Credit Facility had no borrowings outstanding at December 31, 2009. Short-term debt outstanding consists of:

	December 31,
Short-term Debt	2009	2008
	(In thousands)

PNM
Commercial paper	*	$-
Revolving credit facility	$118,000	340,000
Delayed draw term loan facility	-	-
Local lines of credit	-	-
	118,000	340,000
TNMP
Revolving credit facility	-	150,000
Bridge facility	-	-
	-	150,000
PNMR
Commercial paper	*	-
Revolving credit facility	80,000	254,667
Local lines of credit	-	-

	$198,000	$744,667

* The commercial paper programs were terminated on July 2, 2009.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $61.1 million, $22.3 million and $1.5 million at December 31, 2009 that reduce the available capacity under their respective revolving credit facilities.

At February 15, 2010, PNMR, PNM, and TNMP had $430.4 million, $229.7 million, and $73.5 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit.  TNMP also had availability of $23.9 million under its intercompany borrowing agreements with PNMR.  Total availability at February 15, 2010, on a consolidated basis, was $733.6 million for PNMR.  Such availability includes $29.9 million that represents the unfunded portion of the PNMR Facility attributable to LBB.  At February 15, 2010, PNMR, PNM, and TNMP had invested cash of $16.4 million, $2.6 million, and none.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Long-Term Debt

Information concerning long-term debt outstanding is as follows:

	December 31,
Long-term Debt	2009	2008
	(In thousands)
PNM Debt
First Mortgage Bonds, Pollution Control Revenue Bonds:
5.70% due 2016	$65,000	$65,000
Senior Unsecured Notes, Pollution Control Revenue Bonds:
6.30% due 2016	77,045	77,045
5.75% due 2022	37,300	37,300
5.80% due 2022	100,000	100,000
6.375% due 2022	90,000	90,000
6.30% due 2026	23,000	23,000
6.60% due 2029	11,500	11,500
4.875% due 2033	46,000	46,000
4.875% due 2033	100,000	100,000
5.15% due 2037	20,000	20,000
4.00% due 2038	-	36,000
6.25% due 2038	36,000	-
Senior Unsecured Notes:
7.95% due 2018	350,000	350,000
7.50% due 2018	100,025	100,025
Other, including unamortized discounts	(137)	(153)
	1,055,733	1,055,717
Less current maturities	-	36,000
	1,055,733	1,019,717
TNMP Debt
First Mortgage Bonds:
6.05% due 2014, Series 2009B	50,000	-
9.50% due 2019, Series 2009A	265,500	-
Senior Unsecured Notes - 6.25% due 2009	-	167,690
Other, including unamortized discounts	(5,788)	-
	309,712	167,690
Less current maturities	-	167,690
	309,712	-
PNMR Debt
Senior unsecured notes, 9.25% due 2015	192,592	350,000
Other	9,294	11,298
	201,886	361,298
Less current maturities	2,125	2,004
	199,761	359,294

Total Consolidated PNMR Debt	1,567,331	1,584,705
Less current maturities	2,125	205,694
	$1,565,206	$1,379,011

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Interest Rate Swaps

PNMR entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million, which matured September 15, 2008.  Under these swaps, PNMR received a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and paid a floating rate equal to the six month LIBOR plus 58.15 basis points (0.5815%) on the notional amount.  The initial floating rate was 1.91% and was reset to 6.09% on September 15, 2007 and 3.28% on March 17, 2008.  The swaps were accounted for as fair-value hedges.

See Financing Activities above for information concerning a TNMP interest rate swap.

In January 2010, PNM entered into a floating-to-fixed interest rate swap with a notional amount of $100.0 million.  The effect of this swap is to convert $100.0 million of borrowings under the PNM Facility from an interest rate based on the one-month LIBOR rate to a fixed rate of 1.245% through January 14, 2011.  This swap will be accounted for as a cash-flow hedge.

New Mexico Energy Investments LLC

In 2002, PNM entered into an agreement with FPL to develop a 200 MW wind generation facility in New Mexico.  PNM began receiving commercial power from the project in June 2003.  FPL owns and operates the New Mexico Wind Energy Center, which consists of 136 wind-powered turbines on a site in eastern New Mexico.  PNM has a PPA to purchase all the power generated by the New Mexico Wind Energy Center for 25 years.

PNMR entered into purchase and sale agreement with ESI Northeast Energy LP, Inc., an affiliate of FPL, and acquired an interest in the New Mexico Wind Energy Center by the purchase of a 1% membership interest in New Mexico Energy Investments, LLC for $21.2 million.  At closing, PNMR paid $6.2 million in cash and issued a promissory note for $15.0 million at an annual interest rate of 6%. PNMR will make an annual payment of $2.7 million for principal and interest until the final maturity date of the promissory note on December 31, 2013.  PNMR will receive state and federal tax benefits from its ownership interest.  PNMR’s ownership interest terminates on December 31, 2013.

(7)	Lease Commitments

PNMR leases office buildings and other equipment under operating leases. PNM leases interests in Units 1 and 2 of PVNGS, an interest in the EIP transmission line, office buildings, vehicles and other equipment under operating leases.  TNMP leases radio tower antenna space, office buildings, vehicles and other equipment under operating leases.

PNM has a PPA for the entire output of Delta, a gas-fired generating plant in Albuquerque, New Mexico, which is classified as an operating lease with imputed annual lease payments of $6.0 million.  See Note 9 for additional information about the Delta operating lease.  PNM also had a PPA for 40 MW of capacity from Pyramid Unit 4, which was classified as an operating lease and was sold in 2008.  See Note 8.

A portion of PVNGS Unit 2 was leased by PNM from another subsidiary of PNMR from June 2007 until July 2009, at which time the leased assets were transferred to PNM and became subject to rates established by the NMPRC.  See Note 17.  The table below includes lease expense for PNM of $5.4 million in 2009, $9.6 million in 2008, and $4.8 million in 2007 paid to that subsidiary of PNMR.  After the July 2009 transfer, PNM stopped recognizing lease expense for the transferred assets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Operating lease expense was:

	PNMR	PNM	TNMP
		(In thousands)

2009	$76,301	$74,470	$2,493
2008	$83,255	$82,101	$2,121
2007	$86,532	$80,491	$3,233

    The amounts included in the above table reflect the total amount of expense for the lease payments PNM makes under the PVNGS and EIP leases, excluding payments made related to transferred assets explained above.  As discussed under Investments in Note 1, the PVNGS Capital Trust, which is consolidated by PNM, acquired the lessor notes that were issued by the PVNGS lessors and PNM acquired the remaining lessor note issued by the remaining EIP lessor.  Of the total annual payments of $69.1 million made by PNM under the PVNGS and EIP leases, $55.0 million in 2009, $50.0 million in 2008, and $50.8 million in 2007 was returned in cash to PNM in the form of principal and interest payments on the lessor notes and through its ownership of the PVNGS Unit 2 leased assets.

Future minimum operating lease payments at December 31, 2009 shown below have been reduced by PNM’s lease payments for the owned portion of PVNGS Unit 2 and amounts that will be returned to PNM on the lessor notes, which amounts vary but are approximately $56 million annually thru 2011 reducing thereafter to approximately $33 million annually in 2015:

	PNMR	PNM	TNMP
		(In thousands)

2010	$27,797	$21,268	$3,324
2011	28,402	21,902	3,311
2012	40,543	33,990	3,311
2013	45,274	38,685	3,308
2014	49,736	43,494	3,302
Later years	56,661	55,118	-
	248,413	214,457	16,556
Future payments under non-cancelable subleases	1,902	-	-
Net minimum lease payments	$246,511	$214,457	$16,556

    The PVNGS leases, which expire in 2015 and 2016, contain options to renew the leases at a fixed price or to purchase the property for fair market value at the end of the lease terms.  PNM must give notice to the lessors if it wishes to exercise, or not exercise, these options at dates, varying by lease, through January 15, 2014.  PNM is exploring its alternatives. Covenants in PNM's PVNGS Units 1 and 2 lease agreements limit PNM's ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions.  PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the equity participants, and take title to the leased interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of December 31, 2009, PNM could have been required to pay the equity participants up to approximately $186.2 million.  In such event, PNM would record the acquired assets at the lower of their fair value or the aggregate of the amount paid and PNM’s carrying value of its investment in PVNGS lessor notes. If PNM exercises its renewal options under the leases, the amount that would be payable to equity participants under the circumstances described above would increase to the fair market value as of the renewal date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

(8)	Fair Value of Derivative and Other Financial Instruments

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

    PNM’s unregulated operations are managed primarily through a net asset-backed marketing strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases.  PNM would be exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated.  If all or a portion of the net open contract position were required to be covered as a result of the aforementioned unexpected situations, commitments would have to be met through market purchases.  As discussed in Note 17, effective July 1, 2009, additional resources that had been part of unregulated operations were included in rates subject to the jurisdiction of the NMPRC pursuant to the Resource Stipulation thereby mitigating PNM’s exposure to market risk.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

    For derivative transactions meeting the definition of a cash flow hedge, the Company documents the relationships between the hedging instruments and the items being hedged.  This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges.  Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in AOCI to the extent effective.  Ineffectiveness gains and losses were immaterial for all periods presented.  The amounts shown as current assets and current liabilities relate to contracts that will be settled in the next twelve months.  Gains or losses related to cash flow hedge instruments are reclassified from AOCI when the hedged transaction settles and impacts earnings.  Based on market prices at December 31, 2009, after-tax gains of $11.2 million for PNMR and $12.7 million for PNM would be reclassified from AOCI into earnings during the next twelve months. However, the actual amount reclassified into earnings will vary due to future changes in market prices.  As of December 31, 2009, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is through December 2010.

The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as either economic hedges or trading transactions.  Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements.  Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge.  Trading transactions include speculative transactions, which the Company ceased in 2008.  Also included in this category are transactions that lock in margin with no forward market risk and are not economic hedges; changes in the fair value of these transactions are reflected on a net basis in operating revenues.

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

At December 31, 2009, amounts recognized for the right to reclaim cash collateral are $4.2 million for PNMR and $1.4 million for PNM.  PNMR and PNM had no obligations to return cash collateral at December 31, 2009.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The following tables do not include activity related to PNM Gas.  See Note 23.

Commodity Derivatives

Commodity derivative instruments are summarized as follows:

					Qualified Cash
	Economic Hedges		Trading Transactions		Flow Hedges
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009	2008
		(In thousands)
PNMR
Current assets	$15,728	$5,699	$13,889	$19,469	$21,002	$26,082
Deferred charges	2,413	2,060	-	7,594	-	15,966
	18,141	7,759	13,889	27,063	21,002	42,048

Current liabilities	(11,375)	(12,630)	(12,650)	(18,142)	-	(3,179)
Long-term liabilities	(4,549)	(551)	-	(6,365)	-	(18)
	(15,924)	(13,181)	(12,650)	(24,507)	-	(3,197)

Net	$2,217	$(5,422)	$1,239	$2,556	$21,002	$38,851

PNM
Current assets	$3,496	$2,976	$-	$347	$21,002	$25,529
Deferred charges	-	2,060	-	-	-	15,684
	3,496	5,036	-	347	21,002	41,213

Current liabilities	(1,509)	(7,785)	-	(86)	-	(13)
Long-term liabilities	(556)	(551)	-	-	-	(18)
	(2,065)	(8,336)	-	(86)	-	(31)
Net	$1,431	$(3,300)	$-	$261	$21,002	$41,182

In 2007, First Choice entered into a series of forward trades that arbitraged basis differentials among certain ERCOT delivery zones.  During the three months ended March 31, 2008, these trades were negatively affected by extreme transmission congestion within the ERCOT market. This congestion resulted in historically high basis differences between the various delivery zones. As a result, in the first quarter of 2008, First Choice recorded a total pre-tax loss of $47.1 million in the trading margins from these speculative trades that is reflected in electric revenues. Because of continued market volatility and the concern that the forward basis market would continue to deteriorate, First Choice decided to end any further speculative trading and flattened remaining speculative positions.  At December 31, 2009 and 2008, the trading transactions column of the above table includes $13.9 million and $19.1 million of current assets, zero and $7.6 million of deferred charges, $12.7 million and $18.1 million of current liabilities, and zero and $6.4 million of long-term liabilities related to the flattened speculative positions of First Choice.  No significant additional costs are expected related to speculative trading.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The following table presents the effect of PNMR’s and PNM’s commodity derivative instruments, excluding qualified cash flow hedging instruments, on earnings:

		Year ended December 31, 2009
	Location	Economic Hedges	Trading Transactions
		(In thousands)
PNMR	Electric operating revenues	$4,331	$97
	Cost of energy	(16,693)	-
	Total gain (loss)	$(12,362)	$97

PNM	Electric operating revenues	$4,331	$84
	Cost of energy	(11,326)	-
	Total gain (loss)	$(6,995)	$84

The following table presents the impact, excluding tax effects, of PNMR’s and PNM’s qualified commodity cash flow hedge instruments on OCI, as well as the location and amount of income reclassified from AOCI as the hedged transactions settled and impacted earnings:

	Year ended December 31, 2009
	Gain (Loss)
	Recognized	Reclassified from AOCI into Earnings
	In OCI	Location	Amount
		(In thousands)
PNMR	$(18,762)	Electric operating revenues	$36,982
		Cost of energy	(20,354)
		Total	$16,628

PNM	$(20,195)	Electric operating revenues	$36,982
		Cost of energy	(29)
		Total	$36,953

Commodity contract volume positions are presented in Decatherms for gas related contracts and in MWh for power related contracts.  The table below presents PNMR’s and PNM’s net buy (sell) volume positions at December 31, 2009:

	Decatherms			MWh
	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges

PNMR	17,852,500	(1,963,293)	-	1,658,101	-	(788,400)

PNM	6,087,500	-	-	468,525	-	(788,400)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The table below presents information about the Company’s contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions as of December 31, 2009 and are not fully collateralized with cash.  Contractual liability represents commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty.  The table only reflects cash collateral that has been posted under the existing contracts and does not reflect letters of credit under the Company’s revolving credit facilities that have been issued as collateral.  Net exposure is the net contractual liability for all contracts, including those designated as normal purchases and sales, offset by existing cash collateral and by any offsets available under master netting agreements, including both asset and liability positions.

Contingent Feature	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
PNMR
Credit rating downgrade	$17,124	$1,000	$14,104

PNM
Credit rating downgrade	$1,211	$1,000	$37

Sale of Wholesale Contracts

On January 18, 2008, PNM entered into an agreement to sell certain wholesale power, natural gas and transmission contracts. These contracts represented a significant portion of the wholesale activity portfolio of PNM Electric, and included several long-term sales and purchase power agreements.  Included in the sales agreement were the Tri-State Pyramid Unit 4 operating lease and certain transmission agreements, which were not considered derivative instruments.  In connection with an amendment to GAAP, pre-tax gains on these contracts amounting to $17.2 million were recorded as an adjustment to January 1, 2008 retained earnings.  On June 19, 2008 PNM completed the sale for $6.1 million.  PNM recognized gains on the sale of these contracts of $5.1 million in the year ended December 31, 2008.

Sale of Power from PVNGS Unit 3

In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW.  Under two of the contracts, PNM will sell 90 MW of firm capacity and energy.  Under the remaining contract, PNM will sell 45 MW of unit contingent capacity and energy. The term of the contracts is May 1, 2008 through December 31, 2010.  Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million.  These amounts were recorded as deferred revenue and are being amortized over the life of the contracts.  At December 31, 2009 and 2008, $29.5 million and $29.1 million were included in other current liabilities related to these contracts.  The prepayments received under the firm contracts, as well as required subsequent monthly payments on them, are shown as a financing activity in the Consolidated Statement of Cash Flows as required by GAAP.  The firm contracts are considered energy derivatives and a loss of $4.8 million was recognized at inception.  The firm contracts are accounted for as cash flow hedges and changes in fair value are included in AOCI.  The contingent contract is accounted for as a normal sale.

Non-Derivative Financial Instruments

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Available-for-sale securities for PNMR and PNM consist of PNM assets held in trust for its share of decommissioning costs of PVNGS and, in 2008, PNM’s executive retirement program.  The trusts hold equity and fixed income securities.  The carrying value, gross unrealized gains and losses and estimated fair value of investments in available-for-sale securities are as follows:

	Unrealized Gains	Unrealized (Losses)	Fair Value
		(In thousands)
December 31, 2009
Equity securities:
Domestic value	$1,684	$-	$21,458
Domestic growth	8,901	-	38,132
International and other	1,558	-	9,985
Fixed income securities:
Municipals	1,715	-	36,901
U.S. Government	25	-	20,451
Corporate and other	309	-	8,006
Cash investments	-	-	2,099
	$14,192	$-	$137,032
December 31, 2008
Equity securities	$1,181	$-	$50,941
Fixed income securities:
Municipal bonds	708	-	31,509
U.S. Government	90	-	14,262
Corporate and other	144	-	6,425
Cash investments	-	-	9,345
	$2,123	$-	$112,482
The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table.  Realized gains and losses are determined by specific identification of costs of securities sold.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Proceeds from sales	$124,519	$183,616	$165,330
Gross realized gains	$6,009	$11,279	$19,483
Gross realized (losses)	$(7,359)	$(14,206)	$(7,016)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

At December 31, 2009, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$3,239	$69	$69
After 1 year through 5 years	16,385	70,109	51,946
After 5 years through 10 years	7,938	131,192	125,573
Over 10 years	37,796	-	-
	$65,358	$201,370	$177,588

The carrying amount and fair value of other non-derivative financial instruments (including current maturities) are:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
PNMR
Long-term debt	$1,567,331	$1,627,986	$1,584,705	$1,310,771
Investment in PVNGS lessor notes	$159,936	$169,863	$185,637	$190,077
Other investments	$25,528	$34,078	$32,966	$42,459

PNM
Long-term debt	$1,055,733	$1,044,516	$1,055,717	$834,157
Investment in PVNGS lessor notes	$159,936	$169,863	$221,422	$225,987
Other investments	$7,473	$8,457	$9,951	$10,949

TNMP
Long-term debt	$309,712	$368,350	$167,690	$167,690
Other investments	$270	$270	$550	$550

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Derivatives and Investments

The fair values of derivatives and investments that are recorded at fair value on the Consolidated Balance Sheets at December 31, 2009 and 2008 are as follows:

		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total(1)	(Level 1)	(Level 2)	(Level 3)
December 31, 2009		(In thousands)
PNMR
Assets
Commodity derivatives	$53,032	$9,097	$43,510	$320
Interest rate swap	194	-	194	-

NDT investments
Cash and equivalents	2,099	2,099	-	-
Equity securities:
Domestic value	21,458	21,458	-	-
Domestic growth	38,132	38,132	-	-
International and other	9,985	9,985	-	-
Fixed income securities:
U.S. government	20,451	15,135	5,316	-
Municipals	36,901	-	36,901	-
Corporate and other	8,006	-	8,006	-
Total NDT investments	137,032	86,809	50,223	-
	190,258	95,906	93,927	320
Liabilities
Commodity derivatives	(28,574)	(10,534)	(17,863)	(72)
Net	$161,684	$85,372	$76,064	$248

PNM
Assets
Commodity derivatives	$24,498	$-	$24,498	$-

NDT investments
Cash and equivalents	2,099	2,099	-	-
Equity securities:
Domestic value	21,458	21,458	-	-
Domestic growth	38,132	38,132	-	-
International and other	9,985	9,985	-	-
Fixed income securities:
U.S. government	20,451	15,135	5,316	-
Municipals	36,901	-	36,901	-
Corporate and other	8,006	-	8,006	-
Total NDT investments	137,032	86,809	50,223	-
	161,530	86,809	74,721	-
Liabilities
Commodity derivatives	(2,065)	(958)	(1,090)	(17)
Net	$159,465	$85,851	$73,631	$(17)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

December 31, 2008
PNMR
Assets
Commodity derivatives	$76,870	$9,390	$66,953	$13
NDT	111,671	69,150	42,521	-
Rabbi trust	811	811	-	-
	189,352	79,351	109,474	13
Liabilities
Commodity derivatives	(40,885)	(12,052)	(27,897)	(422)
Net	$148,467	$67,299	$81,577	$(409)

PNM
Assets
Commodity derivatives	$46,596	$-	$45,519	$13
NDT	111,671	69,150	42,521	-
Rabbi trust	811	811	-	-
	159,078	69,961	88,040	13
Liabilities
Commodity derivatives	(8,453)	(510)	(6,457)	(422)
Net	$150,625	$69,451	$81,583	$(409)

(1)
The Level 1, 2 and 3 columns in the above table are presented based on the nature of each instrument.  The total column is presented based on the balance sheet classification of the instruments and reflect unit of account reclassifications between commodity derivative assets and commodity derivative liabilities of $0.1 million for PNMR and zero for PNM at December 31, 2009 and $0.5 million for PNMR and $1.1 million for PNM at December 31, 2008.

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	Year ended December 31, 2009
	PNMR	PNM
	(In thousands)
Level 3 Fair Value Assets and Liabilities
Balance at December 31, 2008	$(409)	$(409)
Total gains (losses) included in earnings	(2,123)	(2,388)
Total gains (losses) included in other comprehensive income	(1,046)	-
Purchases, issuances, and settlements(1)	3,826	2,780
Balance at December 31, 2009	$248	$(17)
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$248	$(17)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

	Year ended December 31, 2008
	PNMR	PNM
	(In thousands)
Level 3 Fair Value Assets and Liabilities
Balance at December 31, 2007	$2,061	$2,679
Adoption of amendment to GAAP regarding fair value measurements	16,407	16,407
Balance at beginning of period	18,468	19,086
Total gains (losses) included in earnings	(8,555)	(7,947)
Total gains (losses) included in other comprehensive income	(19)	-
Purchases, issuances, and settlements(1)	(11,383)	(12,628)
Transfers into Level 3 (2)	1,080	1,080
Balance at December 31, 2008	$(409)	$(409)
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$(409)	$(409)

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

Gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings are reported in operating revenues and cost of energy as follows:

	Year ended December 31, 2009
	Operating Revenues	Cost of Energy	Total
PNMR		(In thousands)
Total gains (losses) included in earnings	$237	$(2,360)	$(2,123)
Change in unrealized gains or losses relating to assets still held at reporting date	$-	$248	$248

PNM
Total gains (losses) included in earnings	$237	$(2,625)	$(2,388)
Change in unrealized gains or losses relating to assets still held at reporting date	$-	$(17)	$(17)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

	Year ended December 31, 2008
	Operating Revenues	Cost of Energy	Total
PNMR		(In thousands)
Total gains (losses) included in earnings	$11,511	$(20,066)	$(8,555)
Change in unrealized gains or losses relating to assets still held at reporting date	$13	$(422)	$(409)

PNM
Total gains (losses) included in earnings	$10,893	$(18,840)	$(7,947)
Change in unrealized gains or losses relating to assets still held at reporting date	$13	$(422)	$(409)

Investments Held by Employee Benefit Plans

As discussed in Note 12, PNM and TNMP have trusts that hold investment assets for their pension and other postretirement benefit plans.  The fair value of the assets held by the trusts impacts the determination of the funded status of each plan, but the assets are not reflected on the Consolidated Balance Sheets.  Both the PNM Pension Plan and the TNMP Pension Plan hold units of participation in the PNM Resources, Inc. Master Trust (the "PNMR Master Trust"), which was established for the investment of assets of the pension plans.  Fair value of alternative investments is determined based on net asset value as reported by fund managers.

The fair values of investments held by the employee benefit plans at December 31, 2009 are as follows:

		Quoted
		Prices in
		Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
PNM Pension Plan
Alternative real estate investments	$2,168	$-	$-	$2,168
Participation in PNMR Master Trust	358,762	140,003	144,654	74,105
Total Assets	$360,930	$140,003	$144,654	$76,273

TNMP Pension Plan
Participation in PNMR Master Trust	$57,757	$21,629	$23,702	$12,426

PNM OPEB Plan
Cash and equivalents	$6,201	$6,201	$-	$-
Equity securities:
International	7,849	3,994	3,855	-
Domestic value	3,967	3,967	-	-
Domestic growth	2,745	2,745	-	-
Mutual funds	21,546	-	21,546	-
Fixed income securities:
Corporate	838	-	838	-
Mutual funds	14,893	14,893	-	-
Total Assets	$58,039	$31,800	$26,239	$-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

TNMP OPEB Plan
Cash and equivalents	$579	$579	$-	$-
Equity securities:
International	975	975	-	-
Domestic value	471	471	-	-
Domestic growth	493	493	-	-
Mutual funds	2,463	-	2,463	-
Fixed income securities:
Corporate	26	-	26	-
Mutual funds	2,124	2,124	-	-
Total Assets	$7,131	$4,642	$2,489	$-

The fair values of investments in the PNMR Master Trust are as follows:

		Quoted
		Prices in
		Active	Significant
		Market for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
PNMR Master Trust
Cash and equivalents	$21,424	$21,424	$-	$-
Equity securities:
International	44,609	-	44,609	-
Domestic value	69,867	66,197	3,670	-
Domestic growth	70,538	70,538	-	-
Mutual funds	47,742	-	47,742	-
Fixed income securities:
Corporate	17,778	-	17,778	-
U.S. government	3,461	3,461	-	-
Municipals	2,504	-	2,504	-
Foreign government and other	714	12	702	-
Mutual funds	51,351	-	51,351	-
Alternative investments:
Private equity funds	26,883	-	-	26,883
Hedge funds	34,921	-	-	34,921
Real estate funds	24,727	-	-	24,727
Total Assets	$416,519	$161,632	$168,356	$86,531

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	Year ended December 31, 2009
	(In thousands)
Level 3 Fair Value Assets and Liabilities

PNM Pension	Master Trust	Real estate funds
Balance at December 31, 2008	$95,562	$3,129
Actual return on assets sold during the period	(2,991)	-
Actual return on assets still held at period end	3,812	(961)
Purchases, issuances, and settlements	(22,278)	-
Balance at December 31, 2009	$74,105	$2,168

TNMP Pension
Balance at December 31, 2008	$16,024
Actual return on assets sold during the period	(502)
Actual return on assets still held at period end	640
Purchases, issuances, and settlements	(3,736)
Balance at December 31, 2009	$12,426

Additional information concerning changes in Level 3 fair value measurements for the PNMR Master Trust is as follows:

	Year ended December 31, 2009
		(In thousands)
Level 3 Fair Value Assets and Liabilities

PNMR Master Trust	Private equity funds	Hedge funds	Real estate funds	Total
Balance at December 31, 2008	$27,590	$49,469	$34,527	$111,586
Actual return on assets sold during the period	(237)	(3,233)	(23)	(3,493)
Actual return on assets still held at period end	(3,742)	8,685	(491)	4,452
Purchases, issuances, and settlements	3,272	(20,000)	(9,286)	(26,014)
Balance at December 31, 2009	$26,883	$34,921	$24,727	$86,531

(9)	Variable Interest Entities

Under the model for consolidation promulgated by GAAP, a PPA may qualify as a variable interest if its terms expose the purchaser to variability in supply or operating costs and the contract is for a significant portion of the entity’s generating capacity.  PNM evaluated its PPAs and determined that one purchase contract entered into prior to December 31, 2003 qualifies as a variable interest.  PNM has been unable to obtain the necessary information needed to determine if PNM was the primary beneficiary and if consolidation was needed despite ongoing efforts, including formal written requests to the operator of the entity supplying power under the PPA.  The operator cited legal and competitive reasons for refusing to provide the information.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

This variable interest PPA is a contract expiring in June 2020 to purchase 132 MW of capacity and energy, which is the full output of the Delta generating plant.   The contract is accounted for as an operating lease by PNM.  See Note 7 for more information about the Delta operating lease.  The contract contains a fixed capacity charge, a fixed O&M charge, and a variable energy charge that subject PNM to the changes in the costs to produce energy and operate the plant.  The capacity and O&M charges were $6.4 million in 2009, $9.0 million in 2008, and $8.0 million in 2007.  The energy charges were $0.4 million in 2009, $0.8 million in 2008, and $1.0 million in 2007.  These charges represent all of PNM’s obligations under this PPA, PNM has no other financial exposure related to the Delta operating lease.

On April 18, 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Belen, New Mexico.  Valencia became operational on May 30, 2008.  A third-party built, owns and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. The term of the PPA is for 20 years beginning June 1, 2008, with the full output of the plant estimated to be 145 MW.  During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. PNM estimates that the plant will typically operate during peak periods of energy demand in summer (less than 18% of the time on an annual basis).  PNM is obligated to pay fixed O&M and capacity charges in addition to variable O&M charges under this PPA.  For the year ended December 31, 2009 and 2008, PNM paid $16.1 million and $7.5 million for fixed charges as well as $0.6 million and $2.6 million for variable charges.  PNM does not have any other financial obligations related to Valencia and creditors of Valencia do not have any recourse against PNM’s assets.

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

Summarized financial information for Valencia since May 30, 2008 is as follows:

Results of Operations

	Year ended	May 30, 2008 to
	December 31, 2009	December 31, 2008
	(In thousands)

Operating revenues	$18,175	$10,400
Operating expenses	(6,285)	(2,996)
Interest expense	-	(225)
Earnings attributable to non-controlling interest	$11,890	$7,179

Financial Position

	December 31,
	2009	2008
	(In thousands)

Current assets	$3,981	$9,925
Net property, plant and equipment	86,349	89,011
Total assets	90,330	98,936
Current liabilities	971	430
Owners’ equity – non-controlling interest	$89,359	$98,506

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Changes in Owners’ Equity – Non-controlling Interest

	Year ended	May 30, 2008 to
	December 31, 2009	December 31, 2008
	(In thousands)

Balance at beginning of period	$98,506	$(1,155)
Earnings attributable to non-controlling interest	11,890	7,179
Net equity transactions with Valencia’s owner	(21,037)	92,482
Balance at end of period	$89,359	$98,506

(10)	Earnings Per Share

In accordance with GAAP, dual presentation of basic and diluted earnings (loss) per share has been presented in the Consolidated Statements of Earnings (Loss) of PNMR.  Information regarding the computation of earnings (loss) per share is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Earnings (Loss) Attributable to PNMR:
Earnings (loss) from continuing operations	$65,933	$(297,565)	$59,886
Earnings from continuing operations attributable to Valencia Non-controlling Interest	(11,890)	(7,179)	-
Preferred stock dividend requirements of subsidiary	(528)	(528)	(528)
Earnings from continuing operations attributable to PNMR	53,515	(305,272)	59,358
Earnings (loss) from discontinued operations	70,801	34,628	15,516
Net Earnings (Loss) Attributable to PNMR	$124,316	$(270,644)	$74,874

Average Number of Common Shares:
Outstanding during year	86,634	82,879	76,719
Equivalents from convertible preferred stock (Note 5)	4,778	589	-
Vested awards of restricted stock	23	-	-
Average Shares - Basic	91,435	83,468	76,719
Dilutive Effect of Common Stock Equivalents (a):
Stock options and restricted stock	236	-	537
Equity-linked units	-	-	672
Average Shares – Diluted	91,671	83,468	77,928

Per Share of Common Stock – Basic:
Earnings (loss) from continuing operations	$0.58	$(3.66)	$0.77
Earnings (loss) from discontinued operations	0.78	0.42	0.21
Net Earnings (Loss)	$1.36	$(3.24)	$0.98

Per Share of Common Stock – Diluted:
Earnings (loss) from continuing operations	$0.58	$(3.66)	$0.76
Earnings(loss) from discontinued operations	0.78	0.42	0.20
Net Earnings (Loss)	$1.36	$(3.24)	$0.96

(a)
Excludes the effect of out-of-the-money options of 3,275,542 shares at December 31, 2009.  Due to losses in the year ended December 31, 2008, no potentially dilutive securities are reflected in the average number of common shares used to compute earnings (loss) per share since any impact would be anti-dilutive.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

(11)	Income Taxes

PNMR

PNMR’s income taxes (benefit) from continuing operations consist of the following components:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current federal income tax	$(81,963)	$(31,625)	$(21,438)
Current state income tax	(3,770)	2,290	(10,112)
Deferred federal income tax	112,707	(22,722)	28,583
Deferred state income tax	4,393	(35,855)	9,517
Amortization of accumulated investment tax credits	(2,549)	(2,904)	(3,324)

Total income taxes (benefit)	$28,818	$(90,816)	$3,226

PNMR’s provision for income taxes from continuing operations differed from the federal income tax computed at the statutory rate for each of the years shown.  The differences are attributable to the following factors:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Federal income tax at statutory rates	$33,163	$(135,933)	$22,089
Impairment of goodwill	-	61,024	-
Investment tax credits	(2,549)	(2,904)	(3,324)
Flow-through of depreciation items	3,777	2,682	2,143
Earnings attributable to non-controlling interest in Valencia	(4,162)	(2,513)	-
Gains on the sale and leaseback of PVNGS Units 1 and 2	(55)	(55)	(64)
Reversal of deferred income taxes accrued at prior tax rates	(1,109)	(1,109)	(1,109)
Research and development credit	(424)	(220)	-
Affordable housing credit	(750)	(750)	(750)
Allowance for funds used during construction	(734)	(394)	(523)
State income tax	344	(6,238)	(828)
Favorable IRS settlement	-	-	(16,038)
Texas margin tax and related deferred tax adjustments	-	(2,494)	-
Other	1,317	(1,912)	1,630

Total income taxes (benefit)	$28,818	$(90,816)	$3,226

Effective tax rate	30.41%	23.38%	5.11%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Pension	$61,280	$-
Other	114,055	106,717
Total deferred tax assets	175,335	106,717

Deferred tax liabilities:
Depreciation and plant related	(432,098)	(394,495)
Investment tax credit	(20,518)	(23,834)
Regulatory assets related to income taxes	(57,413)	(84,067)
Stranded costs	(36,266)	(39,203)
Optim Energy	(25,520)	(39,375)
Other	(155,204)	(122,296)
Total deferred tax liabilities	(727,019)	(703,270)
Net accumulated deferred income tax liabilities	$(551,684)	$(596,553)

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2009
(In thousands)

Net change in deferred income tax liability per above table	$(44,869)
Change in tax effects of income tax related regulatory assets and liabilities	3,020
Tax effect of mark-to-market adjustments	7,187
Tax effect of excess pension liability	43,540
Adjustment for uncertain income tax positions	6,022
Deferred tax expense related to discontinued operations	99,867
Other	(216)
Deferred income tax (benefit)	$114,551

The Company defers investment tax credits related to rate regulated assets and amortizes them over the estimated useful lives of those assets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

PNM

PNM’s income taxes (benefit) from continuing operations consist of the following components:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current federal income tax	$(64,342)	$10,449	$(5,295)
Current state income tax	(13,621)	2,167	(1,225)
Deferred federal income tax	77,264	(16,627)	16,795
Deferred state income tax	16,974	(3,305)	3,850
Amortization of accumulated investment tax credits	(2,549)	(2,713)	(2,905)

Total income taxes (benefit)	$13,726	$(10,029)	$11,220

PNM’s provision for income taxes from continuing operations differed from the federal income tax computed at the statutory rate for each of the years shown.  The differences are attributable to the following factors:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Federal income tax at statutory rates	$15,969	$(24,263)	$12,114
Impairment of goodwill	-	17,900	-
Investment tax credits	(2,549)	(2,713)	(2,905)
Flow-through of depreciation items	3,776	2,682	2,143
Earnings attributable to non-controlling interest in Valencia	(4,162)	(2,513)	-
Gains on the sale and leaseback of PVNGS Units 1 and 2	(55)	(55)	(64)
Reversal of deferred income taxes accrued at prior tax rates	(969)	(969)	(969)
Research and development credit	-	-	-
Allowance for funds used during construction	(733)	(334)	(472)
State income tax	1,933	(824)	1,788
Other	516	1,060	(415)

Total income taxes (benefit)	$13,726	$(10,029)	$11,220

Effective tax rate	30.08%	14.47%	32.42%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Pension	$63,227	$-
Other	85,935	61,190
Total deferred tax assets	$149,162	$61,190

Deferred tax liabilities:
Depreciation and plant related	(340,951)	(294,025)
Investment tax credit	(20,518)	(23,834)
Regulatory assets related to income taxes	(45,960)	(72,302)
Pension	-	(27,131)
Other	(126,749)	(82,727)
Total deferred tax liabilities	(534,178)	(500,019)
Net accumulated deferred income tax liabilities	$(385,016)	$(438,829)

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2009
(In thousands)

Net change in deferred income tax liability per above table	$(53,813)
Change in tax effects of income tax related regulatory assets and liabilities	3,131
Tax effect of mark-to-market adjustments	2,073
Tax effect of excess pension liability	43,510
Adjustment for uncertain income tax positions	(339)
Deferred tax expense related to discontinued operations	99,867
Other	(2,740)
Deferred income tax (benefit)	$91,689

TNMP

TNMP’s income taxes from continuing operations consist of the following components:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current federal income tax	$(25,237)	$17,233	$18,716
Current state income tax	1,584	1,609	973
Deferred federal income tax	31,664	11,285	(9,162)
Deferred state income tax	(26)	(18,808)	538
Amortization of accumulated investment
tax credits	-	(191)	(418)

Total income taxes	$7,985	$11,128	$10,647

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

TNMP’s provision for income taxes, from continuing operations differed from the federal income tax computed at the statutory rate for each of the periods shown.  The differences are attributable to the following factors:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Federal income tax at statutory rates	$7,053	$817	$10,169
Impairment of goodwill	-	12,059	-
Investment tax credits	-	(191)	(418)
Reversal of deferred income taxes accrued
at prior tax rates	(141)	(141)	(141)
Allowance for funds used during construction	-	(10)	(45)
State income tax	1,032	1,045	985
Texas margin tax and related deferred tax adjustments	-	(2,494)	-
Other	41	43	97

Total income taxes	$7,985	$11,128	$10,647

Effective tax rate	39.63%	476.65%	36.64%

The components of TNMP’s net accumulated deferred income tax liability at December 31 were:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Regulatory liabilities related to income taxes	$6,682	$7,105
Deferred Tax Assets – other	16,208	29,043
Total deferred tax assets	22,890	36,148

Deferred tax liabilities:
Depreciation and plant related	(96,627)	(94,682)
Stranded costs	(36,266)	(39,203)
Regulatory assets related to income taxes	(11,453)	(11,765)
Other	(15,488)	(1,691)
Total deferred tax liabilities	(159,834)	(147,341)
Net accumulated deferred income tax liabilities	$(136,944)	$(111,193)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2009
(In thousands)

Net change in deferred income tax liability per above table	$25,751
Change in tax effects of income tax related regulatory assets and liabilities	(112)
Tax effect of excess pension liability	30
Adjustments for uncertain income tax positions	6,255
Other	(286)
Deferred income tax (benefit)	$31,638

As of January 1, 2007, the Company adopted an amendment to GAAP, which requires that the Company recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.  As a result, PNMR decreased the January 1, 2007 balance of retained earnings by $1.6 million, PNM decreased the January 1, 2007 balance of retained earnings by $1.1 million, and TNMP increased the January 1, 2007 balance of retained earnings by $0.7 million.

As a result of settlements with the IRS, PNMR recognized $16.3 million of income tax benefit during 2007.  Including this benefit, PNMR’s effective tax rate was 5.11% for the year ended December 31, 2007.  This non-recurring benefit reduced PNMR’s effective tax rate by 25.76% for the year ended December 31, 2007.

A reconciliation of unrecognized tax benefits (expenses) is as follows:

	PNMR	PNM	TNMP
	(In thousands)

Balance at January 1, 2007	$33,895	$(3,564)	$-
Additions based on tax positions related to 2007	15,721	(29)	-
Reductions for tax positions of prior years	(15,786)	-	-
Settlements	(15,578)	3,346	-
Balance at December 31, 2007	18,252	(247)	-
Additions based on tax positions related to 2008	(1,111)	316	541
Reductions for tax positions of prior years	(753)	-	-
Settlements	-	-	-
Balance at December 31, 2008	16,388	69	541
Additions based on tax positions related to 2009	6,633	(287)	6,255
Reductions for tax positions of prior years	(430)	-	-
Settlements	-	-	-
Balance at December 31, 2009	$22,591	$(218)	$6,796
Included in the balance at December 31, 2009 are $3.0 million and $0.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate for PNMR and PNM.  None of TNMP’s unrecognized tax benefits at December 31, 2009 would affect the effective tax rate if recognized.  The Company believes that it is reasonably possible that approximately $1.3 million of PNMR’s unrecognized tax benefits, $0.2 million of PNM’s unrecognized tax expenses, and $0.5 million of TNMP’s unrecognized tax benefits will be reduced or settled in 2010 as a result of the conclusion of income tax examinations.

Estimated interest income related to refunds the Company expects to receive is included in Other Income and estimated interest expense and penalties related to potential cash settlements are included in Interest Expense in the Consolidated Statements of Earnings (Loss).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Interest income (expense) related to income taxes is as follows:

	PNMR	PNM	TNMP
		(In thousands)

2009	$6,418	$7,746	$(6)
2008	$(2,450)	$(4,874)	$537
2007	$17,173	$10,732	$(47)

Accumulated accrued interest receivable (payable) related to income taxes is as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2009:
Accumulated accrued interest receivable	$14,267	$14,267	$-
Accumulated accrued interest payable	$(1,105)	$(23)	$(107)
December 31, 2008:
Accumulated accrued interest receivable	$6,987	$6,521	$-
Accumulated accrued interest payable	$(244)	$(22)	$(101)

The Company files a federal consolidated and several consolidated and separate state income tax returns.  The tax years prior to 2001 are closed to examination by either federal or state taxing authorities.  2001 and 2002 are open for examination only for certain items.  Tax year 2004 is closed to examination by federal taxing authorities, but open for some states.  Other tax years are open to examination by federal and state taxing authorities.

(12)     Pension and Other Postretirement Benefits

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”).  PNMR maintains the legal obligation for the benefits owed to participants under these plans. As discussed in Note 2, PNM completed the sale of its gas operations to NMGC on January 30, 2009.  PNM retained the obligations under the defined benefit pension plans and executive retirement plans relating to employees that transferred to NMGC upon the sale.  NMGC assumed the postretirement medical and dental obligations for the transferred employees.  The periodic costs or income of the PNM Plans and TNMP Plans are included in regulated rates to the extent attributable to regulated operations.  In addition, PNM receives a regulated return on the amount it has funded for its pension plan in excess of the periodic cost or income.

Participants in the PNM Plans include eligible employees and retirees of PNMR and other subsidiaries of PNMR. Participants in the TNMP Plans include eligible employees and retirees of TNMP, First Choice and other subsidiaries of TNP. The PNM pension plan was frozen at the end of 1997 with regard to new participants, salary levels and benefits. Through December 31, 2007, additional credited service could be accrued under the PNM pension plan up to a limit determined by age and service. The TNMP pension plan was frozen at December 31, 2005 with regard to new participants, salary levels and benefits.

GAAP requires a plan sponsor to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Such changes are reported in other comprehensive income.

GAAP also requires unrecognized prior service costs and unrecognized gains or losses to be recorded in AOCI and subsequently amortized. The amortization of these incurred costs will ultimately be included as pension and postretirement benefits expenses in subsequent years. To the extent the amortization of these items will

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

ultimately be recovered in future rates, PNM and TNMP records the costs as a regulatory asset or regulatory liability.

The Company has in place, for the PNM Plans and TNMP Plans, a policy that defines the investment objectives, establishes performance goals of the asset managers and provides procedures for the manner in which investments are to be reviewed. The plans implement investment strategies to achieve the following objectives:

●
Maximize the return on assets, commensurate with the risk that the Corporate Investment Committee deems appropriate to:  meet the obligations of the pension plans and other postretirement benefits plans; minimize the volatility of expense; and account for contingencies; and

●	Generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumption.

Management is responsible for the determination of the asset target mix and the expected rate of return.   The target asset allocations are determined based on consultations with external investment advisors.  The expected long-term rate of return on pension and postretirement plan assets is calculated on the market-related value of assets. GAAP requires that actual gains and losses on pension and postretirement plan assets be recognized in the market-related value of assets equally over a period of not more than five years, which reduces year-to-year volatility. For the PNM Plans and TNMP Plans, the market-related value of assets is equal to the prior year’s market related value of assets adjusted for contributions, benefit payments and investment gains and losses that lie within a corridor of plus or minus 4.0% around the expected return on market value. Gains and losses that lie outside the corridor are amortized over five years.  This market-related valuation recognizes the portion of return that is outside the range over a five-year period from the year in which the return occurs. As such, the future value of assets will be impacted as previously deferred returns are recorded.

Pension Plans

For defined benefit pension plans, including the executive retirement plans, the PBO represents the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered prior to that date using assumptions regarding future compensation levels. The accumulated benefit obligation represents the PBO without considering future compensation levels.  Since the plans are frozen, the PBO and accumulated benefit obligation are equal.  The following table presents information about the PBO, fair value of plan assets, and funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008
	(In thousands)

PBO at beginning of year	$491,758	$498,859	$64,028	$66,619
Service cost	-	-	-	-
Interest cost	34,439	33,268	4,396	4,243
Actuarial (gain) loss	55,492	(8,284)	6,181	279
Benefits paid	(35,942)	(32,085)	(5,969)	(7,113)
PBO at end of year	545,747	491,758	68,636	64,028
Fair value of plan assets at beginning of year	332,768	501,718	53,424	81,538
Actual return on plan assets	64,028	(136,865)	10,289	(21,001)
Benefits paid	(35,942)	(32,085)	(5,969)	(7,113)
Fair value of plan assets at end of year	360,854	332,768	57,744	53,424
Funded status-asset (liability) for pension benefits	$(184,893)	$(158,990)	$(10,892)	$(10,604)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The following table presents pre-tax information about prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2009.

	PNM Plan		TNMP Plan
	December 31, 2009		December 31, 2009
	Prior service cost	Net actuarial (gain) loss	Net actuarial (gain) loss
	(In thousands)

Amounts in AOCI not yet recognized in net periodic cost (income) at beginning of year	$93	$11,348	$294
Experience loss (gain)	-	20,591	1,985
Regulatory asset (liability) adjustment	-	89,929	(1,889)
Amortization recognized in net periodic cost	(143)	(1,729)	-
Amounts in AOCI not yet recognized in net periodic cost (income) at end of year	$(50)	$120,139	$390

Amortization expected to be recognized in AOCI in 2010	$(143)	$(2,921)	$-

The following table presents the components of net periodic cost (income) recognized in the Consolidated Statements of Earnings:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
PNM Plan
Service cost	$-	$-	$144
Interest cost	34,439	33,268	31,811
Long-term rate of return on plan assets	(38,763)	(41,345)	(40,780)
Amortization of net (gain) loss	3,818	1,924	3,890
Amortization of prior service cost	317	317	317
Net periodic benefit (income) cost	$(189)	$(5,836)	$(4,618)

TNMP Plan
Service cost	$-	$-	$-
Interest cost	4,396	4,243	4,229
Long-term rate of return on plan assets	(6,093)	(6,635)	(6,840)
Amortization of net (gain) loss	-	(146)	(7)
Amortization of prior service cost	-	-	-
Net periodic benefit (income) cost	$(1,697)	$(2,538)	$(2,618)

The following significant weighted-average assumptions were used to determine the PBO and net periodic cost (income).  Should actual experience differ from actuarial assumptions, the PBO and net periodic cost (income) would be affected.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

	Year Ended December 31,
PNM Plan	2009	2008	2007
Discount rate for determining projected benefit obligation
at December 31	6.47%	7.25%	6.88%
Discount rate for determining net periodic cost (income)	7.25%	6.88%	6.10%
Long-term rate of return on plan assets	8.75%	8.50%	8.75%
Rate of compensation increase	N/A	N/A	N/A

TNMP Plan
Discount rate for determining projected benefit obligation
at December 31	6.31%	7.25%	6.72%
Discount rate for determining net periodic cost (income)	7.25%	6.72%	6.10%
Long-term rate of return on plan assets	8.75%	8.50%	8.75%
Rate of compensation increase	N/A	N/A	N/A

    The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The change in discount rate resulted in an increase in the PNM and TNMP PBO of $38.4 million and $4.7 million at December 31, 2009, which are reflected as actuarial (gain) loss above. The PNM PBO also increased in 2009 by $16.3 million, reflected as actuarial (gain) loss, due to changes in demographics, including $9.6 million associated with early retirement of PNM Gas employees transferred to NMGC.  Although the transferred employees do not result in a significant reduction in the expected years of future service of present employees covered by the pension plan and, therefore, under GAAP, a curtailment does not occur, GAAP requires measuring the effects of the reduction in the work force in the same manner as a curtailment for purposes of determining the gain or loss on the sale of gas operations.   This $9.6 million, which is not included in net periodic benefit (income) cost above, was recognized as a loss reducing the gain on the sale of PNM Gas.

    The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO.  Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The expected long-term rate of return assumption for the PNM and TNMP pension plans compares to the actual return (loss) of 20.3% and 20.4% for the year ended December 31, 2009. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2010 net periodic cost to increase $4.3 million and $0.7 million (analogous changes would result from a 1% increase).

The Company’s overall pension investment strategy is to invest in a portfolio that is diversified by asset class and style strategies. The targeted asset allocation is 57.5% equities, 22.5% fixed income, and 20% alternative investments. The objective is over the long term to achieve the actuarial rate of return. Equity securities primarily include investments in large, mid, and small cap domestic companies. The pension has a targeted allocation of 10% to equities of companies domiciled primarily in developed countries outside of the United States. This category comprises of actively managed international and domestic equity securities that are benchmarked against a variety of style indices. Equity mutual funds are enhanced index funds that attempt to beat the S&P 500 index.  Fixed income investments are primarily corporate bonds of companies from diversified industries and government securities. Fixed income mutual funds are funds that attempt to match the duration of the pension liability.  Alternative investments include investments in hedge funds and private equity funds. These funds are structured as multi-strategy multi-manager fund-of-funds to achieve a diversified position in these asset classes. The plans have invested in funds that have investments in a diversified portfolio of assets including timber, commercial property, and multi-family housing.  The hedge funds pursue various absolute return strategies such as relative value, long-short equity, and event driven. Private equity fund strategies include mezzanine financing, venture capital and buy-outs.

See Note 8 for fair value information concerning assets held by the pension plans.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The following pension benefit payments, which reflect expected future service, are expected to be paid:

	PNM	TNMP
	Plan	Plan
	(In thousands)

2010	$38,230	$6,490
2011	$39,079	$6,414
2012	$40,028	$6,582
2013	$41,002	$6,029
2014	$41,903	$6,151
Years 2014 – 2018	$218,074	$27,113

There has been a significant decline in the general price levels of marketable equity securities held by the pension plans in late 2008 and in early 2009.  PNM and TNMP made no contributions to the pension plans in 2009. Based on current law and estimates of portfolio performance, PNM anticipates making contributions to its pension plan trust of approximately $19.5 million in 2010 and a total of $185.7 million for 2011-2013 and TNMP anticipates making contributions to its pension plan trust of approximately $0.3 million in 2010 and a total of $8.0 million for 2011-2013.  These anticipated contributions were developed using a probabilistically weighted average discount rate of 6.2% to determine the projected benefit obligation under the pension plan.  Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate.

Other Postretirement Benefit Plans

    For postretirement benefit plans, the APBO is the actuarial present value as of a date of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to that date.

    The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008
	(In thousands)

APBO at beginning of year	$120,843	$123,672	$10,565	$10,779
Service cost	418	713	259	284
Interest cost	7,388	8,344	733	715
Participant contributions	1,706	1,579	388	348
Actuarial (gain) loss	16,766	(5,233)	268	(869)
Benefits paid	(9,050)	(8,232)	(659)	(692)
Liability transferred with sale of PNM Gas	(15,654)	-	-	-
APBO at end of year	122,417	120,843	11,554	10,565
Fair value of plan assets at beginning of year	49,480	71,567	5,692	7,907
Actual return on plan assets	12,044	(20,637)	1,378	(2,299)
Employer contributions	2,946	5,203	294	428
Participant contributions	1,706	1,579	388	348
Benefits paid	(9,050)	(8,232)	(659)	(692)
Fair value of plan assets at end of year	57,126	49,480	7,093	5,692
Funded status-APBO net (liability)	$(65,291)	$(71,363)	$(4,461)	$(4,873)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

As a result of the sale of gas operations on January 30, 2009, $15.7 million of the APBO liability was transferred to the purchaser and PNM recognized unamortized prior service costs resulting in a $2.9 million gain, which is not included in net periodic benefit cost below.

The following table presents pre-tax information about prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2009.

	PNM Plan		TNMP Plan
	December 31, 2009		December 31, 2009
	Prior service cost/(credit)	Net actuarial (gain)/loss	Prior service cost	Net actuarial (gain)/loss
	(In thousands)

Amount in AOCI not yet recognized in net periodic cost (income) at beginning of year	$(971)	$4,016	$15	$(89)
Experience loss (gain)	-	10,555	-	(616)
Regulatory asset (liability) adjustment	-	(10,209)	-	602
Amortization recognized in net periodic cost	140	(108)	(2)	6
Amounts in AOCI not yet recognized in net periodic cost (income) at end of year	$(831)	$4,254	$13	$(97)

Amortization expected to be recognized in AOCI in 2010	$136	$(177)	$(1)	$4

The following table presents the components of net periodic cost recognized in the Consolidated Statements of Earnings:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
PNM Plan
Service cost	$417	$713	$2,530
Interest cost	7,388	8,344	7,712
Long-term rate of return on plan assets	(5,832)	(6,128)	(5,856)
Amortization of net (gain) loss	3,290	4,816	5,842
Amortization of prior service credit	(4,262)	(5,687)	(5,687)
Net periodic benefit cost	$1,001	$2,058	$4,541
TNMP Plan
Service cost	$260	$284	$394
Interest cost	733	716	661
Long-term rate of return on plan assets	(495)	(486)	(456)
Amortization of prior service cost	60	60	60
Amortization of net (gain) loss	(265)	(271)	(156)
Net periodic benefit cost	$293	$303	$503

The following significant weighted-average assumptions were used to determine the accumulated postretirement benefit obligation and postretirement benefit cost.  Should actual experience differ from actuarial assumptions, the APBO and postretirement benefit cost would be affected.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

	Year Ended December 31,
PNM Plan	2009	2008	2007
Discount rate for determining accumulated postretirement
benefit obligation at December 31	6.42%	7.25%	6.91%
Discount rate for determining postretirement benefit cost	7.25%	6.91%	6.10%
Long-term rate of return on plan assets	8.75%	8.50%	8.75%
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining accumulated postretirement
benefit obligation at December 31	6.42%	7.25%	6.91%
Discount rate for determining postretirement benefit cost	7.25%	6.91%	6.10%
Long-term rate of return on plan assets	6.70%	6.50%	6.70%
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations.  The change in discount rate resulted in an increase in the PNM and TNMP APBO obligation of $8.8 million and $0.8 million.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The expected long-term rate of return assumption for the PNM and TNMP postretirement benefit plans compares to the actual return (loss) of 25.5% and 24.2% for the year ended December 31, 2009. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2010 postretirement benefit cost to increase $0.6 million and $0.1 million (analogous changes would result from a 1% increase).

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

The following table shows the assumed health care cost trend rates:

	PNM Plan
	December 31,
	2009	2008

Health care cost trend rate assumed for next year	8.5%	9.0%
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2014

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The following table shows the impact of a one-percentage-point change in assumed health care cost trend rates:

	PNM Plan
	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost	$680	$(586)
Effect on APBO	$9,304	$(8,108)

The Company’s other postretirement benefit plans invest in a portfolio that is diversified by asset class and style strategies. The other postretirement benefit plans use the same pension fixed income and equity investment managers and utilize the same overall investment strategy as described above for the pension plans, except there is no allocation to alternative investments. The other postretirement benefit plans have an asset allocation of 70% equities and 30% fixed income.  See Note 8 for fair value information concerning assets held by the other postretirement benefit plans.

The following other postretirement benefit payments, which reflect expected future service, are expected to be paid:
	PNM	TNMP
	Plan	Plan
	(In thousands)

2010	$8,279	$958
2011	$8,734	$960
2012	$9,102	$938
2013	$9,331	$919
2014	$9,735	$908
Years 2015 – 2019	$52,012	$4,747

PNM expects to make contributions totaling $2.5 million to the PNM postretirement benefit plan in 2010. TNMP expects to make contributions totaling $0.4 million to the TNMP postretirement benefit plan in 2010.

Executive Retirement Programs

For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008
	(In thousands)

PBO at beginning of year	$16,388	$17,262	$1,125	$1,199
Service cost	59	57	-	-
Interest cost	1,135	1,135	76	75
Actuarial gain	914	(555)	(183)	14
Benefits paid	(1,492)	(1,511)	(151)	(163)
PBO at end of year-funded status	17,004	16,388	867	1,125
Less current liability	1,396	1,404	88	149
Non-current liability	$15,608	$14,984	$779	$976

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

PNM has an irrevocable grantor “Rabbi” trust established in connection with the executive retirement program.  Under the terms of the trust, PNM may, but is not obligated to, provide funds to the trust, which was established with an independent trustee, to aid it in meeting its obligations under the program.  The trust is recorded as an asset of PNM. Marketable securities with a fair value of $0.8 million were in the trust at December 31, 2008 and cash equivalents of $0.7 million were held at December 31, 2009.  Amounts shown as benefits paid in the above table are considered to be contributions to the executive retirement programs.

The following table presents pre-tax information about prior service cost and net actuarial loss in AOCI as of December 31, 2009.

	PNM Plan		TNMP Plan
	December 31, 2009		December 31, 2009
	Prior service cost	Net actuarial loss	Net actuarial loss
	(In thousands)

Amount in AOCI not yet recognized in net periodic cost (income) at beginning of year	$2	$165	$-
Experience loss (gain)	-	914	183
Regulatory asset (liability) adjustment	-	(38)	(183)
Amortization recognized in net periodic cost	-	(1)	-
Amount in AOCI not yet recognized in net periodic cost (income) at end of year	$2	$1,040	$-

Amortization expected to be recognized in AOCI in 2010	$-	$(32)	$-

The following table presents the components of net periodic cost recognized in the Consolidated Statements of Earnings:

	Pension Benefits
	Year Ended December 31,
	2009	2008	2007
	(In thousands)
PNM Plan
Service cost	$59	$56	$57
Interest cost	1,135	1,136	1,088
Amortization of net loss	27	52	93
Amortization of prior service cost	10	13	13
Net periodic benefit cost	$1,231	$1,257	$1,251
TNMP Plan
Service cost	$-	$-	$-
Interest cost	76	75	76
Amortization of actuarial loss	-	-	-
Amortization of prior service cost	-	-	-
Net periodic benefit cost	$76	$75	$76

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The following significant weighted-average assumptions were used to determine the projected benefit obligation and net periodic cost (income).  Should actual experience differ from actuarial assumptions, the projected benefit obligation and net periodic cost would be affected.

	Year Ended December 31,
PNM Plan	2009	2008	2007
Discount rate for determining projected benefit obligation
at December 31	6.47%	7.25%	6.88%
Discount rate for determining net pension cost	7.25%	6.88%	6.10%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining projected benefit obligation
at December 31	6.31%	7.25%	6.72%
Discount rate for determining net periodic cost	7.25%	6.72%	6.10%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The change in discount rate resulted in a decrease in the PNM and TNMP PBO of $1.0 million and less than $0.1 million at December 31, 2009.

The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM	TNMP
	Plan	Plan
	(In thousands)

2010	$1,442	$91
2011	$1,422	$90
2012	$1,404	$89
2013	$1,384	$88
2014	$1,362	$86
Years 2014 – 2018	$6,381	$392

Other Retirement Plans

PNMR sponsors a 401(k) defined contribution plan for eligible employees, including those of its subsidiaries.  PNMR’s contributions to the 401(k) plan consist of a discretionary matching contribution equal to 75% of the first 6% of eligible compensation contributed by the employee on a before-tax basis.   PNMR also makes a non-matching contribution ranging from 3% to 10% of eligible compensation based on the eligible employee’s age.

PNMR also provides executive deferred compensation benefits through an unfunded, non-qualified plan. The purpose of this plan is to permit certain key employees of PNMR who participate in the 401(k) defined contribution plan to defer compensation and receive credits without reference to the certain limitations on contributions. In December of 2008, an earlier version of this plan, which was frozen in 2004, was merged into this plan. Effective January 1, 2009, PNMR allowed eligible employees to save on an after-tax basis.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

A summary of expenses for these other retirement plans is as follows:

	Year ended December 31,
	2009	2008	2007
		(In thousands)
PNMR
401(k) plan	$16,743	$16,766	$17,050
Non-qualified plan	2,073	(1,444)	1,722
PNM
401(k) plan	11,698	10,844	11,803
Non-qualified plan	1,299	(979)	525
TNMP
401(k) plan	3,323	2,869	3,061
Non-qualified plan	405	(288)	157

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

Performance Stock Plan

PNMR’s Performance Stock Plan (“PSP”) expired in December 2000.  The PSP was a non-qualified stock option plan, covering a group of management employees.  Options to purchase shares of PNMR’s common stock were granted at the fair value of the shares at the close of business on the date of the grant.  Although the authority to grant options under the PSP expired on December 31, 2000, the options that were granted continue to be effective according to their terms.

Performance Equity Plan

The PEP provides for the granting of non-qualified stock options, restricted stock rights, performance shares, performance units, and stock appreciation rights to officers, key employees, and non-employee board members.  Generally, the awards vest ratably over three years from the grant date of the award.  However, plan provisions provide that upon retirement, participants become 100% vested in stock awards.  The total number of shares of PNMR common stock subject to all awards under the PEP may not exceed 12.32 million, subject to adjustment under certain circumstances defined in the PEP.  The number of shares of PNMR common stock subject to the grant of restricted stock rights, performance shares and units and stock appreciation rights is limited to 1.56 million shares.  Re-pricing of stock options is prohibited unless specific shareholder approval is obtained.

Source of Shares

The source of shares for exercised stock options, delivery of vested restricted stock, and performance shares is shares acquired on the open market, rather than newly issued shares.

Accounting for Stock Awards

The Company accounts for stock awards utilizing the modified prospective approach for all new awards and awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Compensation expense recognized after January 1, 2006 is based on the grant-date fair value estimated in

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

accordance with GAAP and includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, and for all share-based payments granted subsequent to January 1, 2006.

The unearned stock-based compensation related to stock options and restricted stock awards is being amortized to compensation expense over the requisite vesting period, which is generally equally over three years.  However, compensation expense for stock options and restricted stock awards to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized over the vesting period. The Company records compensation cost for performance stock awards based upon periodic estimates of the levels that the performance targets will be achieved.

Total compensation expense for stock-based payment arrangements recognized by PNMR for the years ended December 31, 2009, 2008 and 2007 was $2.2 million, $3.3 million, and $7.6 million.  Of this total expense, $1.4 million, $2.4 million, and $6.1 million were charged to PNM and $0.5 million, $0.6 million, and $1.1 million were charged to TNMP.

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

At December 31, 2009, PNMR had $1.8 million of unrecognized compensation expense related to stock-based payments that is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

	2009	2008	2007

Dividend yield	6.27%	6.99%	3.02%
Expected volatility	42.03%	28.33%	18.68%
Risk-free interest rates	1.56%	2.69%	4.72%
Expected life (years)	4.5	4.2	4.2

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The following table summarizes activity in stock option plans:

		Weighted		Weighted
	Stock	Average	Aggregate	Average
	Option	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contract Life

Outstanding at December 31, 2006	2,999,606	$21.02
Granted	766,400	$30.47
Exercised	(442,252)	$20.32
Forfeited	(40,177)	$27.45
Expired	(18,679)	$20.48
Outstanding at December 31, 2007	3,264,898	$23.26
Granted	558,261	$11.90
Exercised	(5,001)	$16.13
Forfeited	(19,075)	$26.49
Expired	(73,176)	$22.04
Outstanding at December 31, 2008	3,725,907	$21.54
Granted	790,064	$8.23
Exercised	(6,236)	$10.22
Forfeited	(69,200)	$16.40
Expired	(166,516)	$21.32
Outstanding at December 31, 2009	4,274,019	$19.19	$3,966,376*	5.97 years
Exercisable at December 31, 2009	3,054,849	$26.85	$ 269,646	4.93 years
Options available for future grant**	5,133,798

*  At December 31, 2009, the exercise price of 3,275,542 outstanding stock options is greater than the closing price of PNMR common stock on that date so those options have no intrinsic value.
**    Includes shares available for grants of restricted stock.

The following table summarizes stock option activity for the years ended December 31:

Stock Options	2009	2008	2007
	(In thousands, except per share amounts)

Weighted-average grant date fair value of options granted	$1.63	$1.39	$4.70
Total fair value of options that vested during the period	$1,179	$4,003	$4,670
Total intrinsic value of options exercised during the period	$15	$15	$4,931

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Restricted Stock and Performance Shares

The PEP allows for the issuance of restricted stock awards.  As noted above, “restricted stock” is the name of these awards provided for in the PEP and refers to awards of stock subject to vesting.  It does not refer to restricted shares with contractual post-vesting restrictions as defined in GAAP.  Compensation expense for restricted stock and performance stock awards was determined based on the market price of PNMR stock on the date of grant reduced by the present value of future dividends applied to the total number of shares that were anticipated to fully vest with the following weighted-average assumptions for the indicated periods:

	2009	2008	2007
Expected quarterly dividends per share	$0.125	$0.23	$0.23
Risk-free interest rate	3.11%	2.93%	4.71%

The following table summarizes nonvested restricted stock activity for the year ended December 31, 2009:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock	Shares	Fair Value

Nonvested at beginning of period	195,626	$17.43
Granted	102,000	$7.81
Vested	(99,349)	$19.13
Forfeited	(4,336)	$12.24
Nonvested at end of period	193,941	$11.62

The following table summarizes restricted stock activity for the year ended December 31:

Nonvested Restricted Stock	2009	2008	2007
	(In thousands, except per share amounts)
Weighted-average grant date fair value of shares granted	$7.81	$11.50	$28.79
Total fair value of shares that vested during the period	$1,900	$2,365	$1,961

During 2009, the Company issued performance share agreements to certain executives that are based upon the Company achieving specified performance targets, partly for 2009 and partly for the 2009 through 2011 period.  The determination of the number of shares ultimately issued depends on the levels at which the performance criteria are achieved and cannot be determined until after the performance periods end. For the targets based only on 2009 performance, the optimal level was attained and 106,969 shares were earned and will vest through 2013.  The Company would issue an additional maximum of 46,317 shares if all of the performance criteria based on the 2009 through 2011 period are achieved at the maximum level and all the executives remain eligible.

ESPP

PNMR terminated the ESPP effective June 30, 2009.  Under the ESPP, employees were allowed to purchase shares of PNMR’s common stock at a 5% discount from the market price.  The ESPP was not considered to be a compensatory plan.  Under the ESPP, 48,202, 92,224, and 55,885 were issued during the years ended December 31, 2009, 2008, and 2007.  The source of shares for the ESPP was newly issued shares.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

(14)	Construction Program and Jointly-Owned Electric Generating Plants

Joint Projects

PNMR’s construction expenditures for 2009 were $288.0 million, including expenditures on PNM’s jointly-owned projects and including $3.4 million for PNM Gas.  TNMP does not participate in the ownership or operation of any generating plants, but incurred construction expenditures of $53.1 million during 2009.

PNM’s construction expenditures for 2009 were $256.8 million, including expenditures on jointly-owned projects, including $39.1 million for the purchase of an interest in PVNGS Unit 2 from another subsidiary of PNMR (see Note 17).  Under the agreements for the jointly-owned projects, PNM has an undivided interest in each asset and liability of the project and records its pro-rata share of each item in the corresponding asset and liability account on PNM’s Consolidated Balance Sheets.  Likewise, PNM records its pro-rata share of each item of operating and maintenance expenses for its jointly-owned plants within the corresponding operating expense account in its Consolidated Statements of Earnings.

At December 31, 2009, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation	Construction Work in Progress	Composite Interest
		(In thousands)

SJGS (Coal)	$926,580	$(424,429)	$26,990	46.30%
PVNGS (Nuclear) *	423,586	(110,049)	41,178	10.20%
Four Corners Units 4 and 5 (Coal)	144,428	(103,530)	7,735	13.00%
Luna (Gas)	56,822	(8,183)	274	33.33%

* Includes interest in PVNGS Unit 3, interest in common facilities for all PVNGS units, and owned interests in PVNGS Units 1 and 2.

San Juan Generating Station

PNM operates and jointly owns the SJGS.  SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson.  SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA, and 8.2% by Tri-State.  SJGS Unit 4 is owned 38.457% by PNM, 28.8% by M-S-R Public Power Agency, 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, New Mexico, 7.2% by the County of Los Alamos, New Mexico, and 7.028% by UAMPS.

Palo Verde Nuclear Generating Station

PNM is a participant in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), SRP, EPE, SCE, SCPPA and The Department of Water and Power of the City of Los Angeles.  PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

    Operation of each of the three PVNGS units requires an operating license from the NRC.  The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987.  The full power operating licenses are valid for a period of approximately 40 years.  APS, on behalf of the PVNGS participants, applied for renewed operating licenses for each unit on December 15, 2008 for a period of 20 years beyond the expirations of the current licenses.  The NRC is currently reviewing the application. The current NRC schedule for the applications estimates a final decision in the fall of 2011.  The PVNGS participants do not anticipate any problems renewing these licenses.  However, as a result of potential terrorist threats and increased public scrutiny of utilities, the licensing process could result in increased licensing or compliance costs that are difficult or impossible to predict.

Four Corners Power Plant

PNM is a participant in two units of Four Corners with APS (the operating agent), EPE, SRP, SCE, and Tucson.  PNM has a 13.0% undivided interest in Units 4 and 5 of Four Corners.  The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government.

Luna Energy Facility

Luna is a combined-cycle power plant near Deming, New Mexico.  Luna is owned 33.3% by PNM, 33.3% by Tucson and 33.3% by Freeport McMoran, (formerly Phelps Dodge).  Prior to July 2009, Luna was operated as a PNM wholesale facility and PNM’s 190-megawatt share of its power was sold to wholesale electric customers in the Southwest.  Beginning in July 2009, Luna is included in rates subject to the jurisdiction of the NMPRC.  See Note 17.  The operation and maintenance of the facility has been contracted to North American Energy Services.

Construction Program

The Company anticipates making substantial capital expenditures for the construction and acquisition of utility plant and other property and equipment.  A summary of the budgeted construction expenditures, including expenditures for jointly-owned projects, renewable energy projects, and nuclear fuel, is as follows:

	2010	2011	2012	2013	2014	Total
	(In millions)
PNM	$228.8	$412.6	$190.9	$183.9	$167.4	$1,183.6
TNMP	41.4	60.4	45.0	41.4	55.5	243.7
Other	14.9	16.2	16.1	18.1	17.2	82.5
Total PNMR	$285.1	$489.2	$252.0	$243.4	$240.1	$1,509.8

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

(15)	Asset Retirement Obligations

    The ARO is recorded based on the determination of underlying assumptions, such as the Company’s discount rate, estimates of the future costs for decommissioning, and the timing of the removal activities to be performed.  Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified.  A reconciliation of ARO is as follows:

	PNMR	PNM	TNMP
	(In thousands)

Liability at December 31, 2006	$61,338	$60,493	$686
Liabilities incurred	204	205	-
Liabilities settled	(8)	-	(8)
Accretion expense	5,204	5,142	52
Asset transferred with TNMP New Mexico asset transfer to PNM	-	68	(68)
Asset transferred with Twin Oaks contribution to Optim Energy	(89)	-	-
Liability at December 31, 2007 (1)	66,649	65,908	662
Liabilities incurred	548	548	-
Liabilities settled	(49)	(42)	(7)
Accretion expense	4,928	4,866	56
Revisions to estimated cash flows(2)	(8,401)	(8,401)	-
Liability at December 31, 2008(1)	63,675	62,879	711
Liabilities incurred	3,464	3,464	-
Liabilities settled	(8)	(8)	-
Accretion expense	5,751	5,683	60
Revisions to estimated cash flows (2)	(1,919)	(1,919)	-
Liability at December 31, 2009	$70,963	$70,099	$771

(1)	ARO for PNMR and PNM includes $0.2 million and $0.2 million at December 31, 2008 and 2007 for PNM Gas, which is reflected as discontinued operations.
(2)	Based on studies to estimate amount and timing of future ARO expenditures.

(16)	Commitments and Contingencies

Overview

There are various claims and lawsuits pending against the Company.  The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites.  In addition, the Company periodically enters into financial commitments in connection with its business operations.  The Company is also involved in various legal proceedings in the normal course of its business.  It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its results of operations or financial position.  It is the Company’s policy to accrue for expected liabilities in accordance with GAAP when it is probable that a liability has been incurred and the amount to be incurred is reasonably estimable.  The Company cannot make any assurances that the amount of reserves or potential insurance coverage will be sufficient to cover the cash obligations that might be incurred as a result of litigation or regulatory proceedings.   Outside legal costs for these and regulatory matters are recorded when the expenses are incurred.  The Company does not expect that any known lawsuits, environmental costs, and commitments will have a material adverse effect on its financial condition, results of operations, or cash flows, although the outcome of litigation, investigations, and other legal proceedings is inherently uncertain.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

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

PNM provided an additional $3.0 million, $3.5 million, and $7.9 million funding for the years ended December 31, 2009, 2008, and 2007 into the qualified and non-qualified trust funds.  The estimated market value of the trusts at December 31, 2009 and 2008 was $137.0 million and $111.7 million.

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors.  Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE has announced that the repository cannot be completed before at least 2017.  In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel.  Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners including PNM), filed damages actions against the DOE in the Court of Federal Claims and are currently pursuing those damages claims. In August 2008, the United States Court of Appeals for the Federal Circuit issued decisions in three damages actions brought by other nuclear utilities that could result in a decrease in the amount of PNM’s recoverable damages; however, additional appeals in those actions are possible and APS continues to monitor the status of those actions.  The trial in the APS matter began on January 28, 2009 and closing arguments were heard in late May.  The court has not indicated when it will reach its decision in the matter.  In January 2010, on appeal of another utility’s damages case in which the DOE successfully raised the unavoidable delays defense, the U.S. Court of Appeals for the Federal Circuit reversed the lower court’s decision and concluded that the U.S. Court of Federal Claims, which is the court handling the APS matter, is bound by the November 1997 District of Columbia Circuit Court decision that prevents the DOE from excusing its delay in performance.  PNM currently estimates that it will incur approximately $46.1 million (in 2007 dollars) over the current life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant.  PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned.  At December 31, 2009 and 2008, PNM had $15.0 million and $14.5 million recorded as a liability on its Consolidated Balance Sheets for interim storage costs.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The Clean Air Act

Regional Haze

The EPA has established rules addressing regional haze and guidelines for BART determinations. The rule calls for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas.   In particular, the alternatives rule defines how an SO2 emissions trading program developed by the Western Regional Air Partnership, a voluntary organization of western states, tribes and federal agencies, can be used by western states.  New Mexico will be participating in the SO2 program, which is a trading program that will be implemented if SO2 reduction milestones, which are still being developed, are not met.

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

 The EPA previously requested APS to perform a BART analysis for Four Corners.  APS submitted an analysis to the EPA concluding that certain combustion control equipment constitutes BART for Four Corners.  Based on the analyses and comments received through EPA’s rulemaking process, the EPA will determine what it believes constitutes BART for Four Corners.  The EPA recently issued an Advanced Notice of Proposed Rulemaking (“ANPR”) seeking public comments on its BART determination.  The public comment period initially expired in October 2009, but the EPA has extended the comment period until March 20, 2010.  APS anticipates the EPA will issue proposed and final BART determinations for Four Corners in 2010.  The participant owners of Four Corners will have five years after the EPA issues its final determination to achieve compliance with their respective BART requirements.  In addition, on February 16, 2010, a group of environmental organizations filed a petition with the U.S. Departments of Interior and Agriculture requesting those agencies to certify to the EPA that visibility impairment in sixteen national park and wilderness areas is reasonably attributable to emissions from Four Corners.  If the agencies certify impairment, the EPA is required to evaluate and, if necessary, determine BART for Four Corners. APS’ recommended plan for Four Corners includes the installation of combustion control equipment with an estimated cost to PNM, based on preliminary engineering estimates, of approximately $6.8 million.  If the EPA determines that post-combustion controls are required, PNM’s total costs could be up to approximately $69.0 million for Four Corners.  The obligation to comply with the EPA’s final BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations, and other business considerations, could jeopardize the economic viability of the Four Corners plant or the ability of individual participants to continue their participation in it.  In order to coordinate with Four Corners’ other scheduled activities, APS is currently implementing portions of its recommended plan on a voluntary basis.  Costs related to the implementation of these portions of the recommended plan are included in PNM’s 2009, 2010 and 2011 construction expenditure estimates.

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

Citizen Suit Under the Clean Air Act

The operations of the SJGS are covered by a consent decree with the Grand Canyon Trust and Sierra Club and with the NMED that includes a provision whereby stipulated penalties are assessed for non-compliance with specified emissions limits.  Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS’s emissions performance for each quarter.  As of December 31, 2008, PNM’s share of the total amount of stipulated penalties was $3.4 million, which had been deposited into the escrow account and was paid in 2009.  Subsequent penalties have been insignificant.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Ozone Non-Attainment

In March 2009, the NMED published its draft recommendation of area designations for the 2008 revised ozone national ambient air quality standard.  The draft recommended that San Juan County, New Mexico be designated as non-attainment for ozone.  SJGS is situated in San Juan County.  However, the NMED subsequently determined that the monitor indicating high ozone levels was not reliable and did not recommend to the EPA that San Juan County be designated as non-attainment.  On January 6, 2010, EPA announced it would strengthen the 8-hour ozone standard by setting the standard in a range of 0.060-0.070 parts per million (“ppm”).  The EPA will make its final determination of the exact number by August 31, 2010.  If EPA sets the standard at 0.070 ppm, it is projected that San Juan County and Dona Ana County will be designated as non-attainment for ozone.  If the standard is set lower than 0.070 ppm, other counties in the state, including Bernalillo County, may be designated as non-attainment.  A non-attainment designation for San Juan County could result in the requirement to reduce NOx emissions from San Juan Generating Station by 2014.  The Company cannot predict the outcome of this matter or if additional NOX controls would be required as a result of ozone non-attainment designation.

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
December 31, 2009, 2008 and 2007

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

Section 114 Request

On April 6, 2009, APS received a request from the EPA under Section 114 of the Clean Air Act seeking detailed information regarding projects at and operations of Four Corners.  This request is part of an enforcement initiative that the EPA has undertaken under the Clean Air Act.  The EPA has taken the position that many utilities have made certain physical or operational changes at their plants that should have triggered additional regulatory requirements under the NSR provisions of the Clean Air Act.  Other electric utilities have received and responded to similar Section 114 requests, and several of them have been the subject of notices of violation and lawsuits by the EPA.  APS has responded to the EPA’s request.  The Company is currently unable to predict the timing or content of EPA’s response or any resulting actions.

Santa Fe Generating Station

PNM and the NMED conducted investigations of gasoline and chlorinated solvent groundwater contamination detected beneath the site of the former Santa Fe Generating Station to determine the source of the contamination pursuant to a 1992 settlement agreement between PNM and the NMED.

PNM believes that the data compiled indicates observed groundwater contamination originated from off-site sources.  However, to avoid a prolonged legal dispute, PNM entered into settlement agreements with the NMED under which PNM agreed to install a remediation system to treat water from a City of Santa Fe municipal supply well and install an additional extraction well and two new monitoring wells to address gasoline contamination in the groundwater at and in the vicinity of the site.  PNM will continue to operate the remediation facilities until the groundwater meets applicable federal and state standards or until such time as the NMED determines that additional remediation is not required, whichever is earlier.  The well continues to operate and meets federal drinking water standards.  PNM is not able to assess the duration of this project.

The Superfund Oversight Section of the NMED has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station   In February 2008, a NMED site inspection report was submitted to the EPA, which states that neither the source nor extent of contamination has been determined and also states that the source may not be the former Santa Fe Generating Station.  The NMED investigation is ongoing.  The Company is unable to predict the outcome of this matter.

Coal Combustion Waste Disposal

Regulation

SJGS does not operate any CCB impoundments.  SJCC currently disposes of CCBs consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant.  APS currently disposes of CCBs in ash ponds and dry storage areas at Four Corners, and also sells a portion of its fly ash for beneficial uses, such as a constituent in concrete production.  The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department currently regulates mine placement of ash at the mine with federal oversight by the U.S. Department of Interior’s Office of Surface Mining (“OSM”).  The OSM has developed draft proposed regulations for the mine placement of CCBs.  OSM’s rulemaking effort is currently tabled by the Obama Administration.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

    The EPA is considering a proposal to regulate CCBs, but the timing of the release of EPA’s proposal is unclear.   It is possible that the EPA could classify CCBs as a hazardous waste.  PNM continues to advocate for the non-hazardous regulation of CCBs, believing the proper place for oversight of mine placement of CCBs is through the OSM and state mining and mining reclamation agencies. PNM cannot predict the outcome of the EPA’s actions regarding CCB regulation and whether such actions will have a material adverse impact on its operations or financial position.  However, if the regulation ultimately prevents the CCBs from SJGS to be disposed of in the adjacent mine, the increased costs of disposal could be significant, which would negatively impact PNM.  The Company’s results of operations would be negatively impacted unless the costs are recovered in PNM’s customer rates.

Sierra Club Allegations

In December 2009, PNM received a Notice of Intent to Sue (“RCRA Notice”) under the Resource Conservation and Recovery Act ("RCRA") from the Sierra Club.  The RCRA Notice was also sent to all SJGS owners and to SJCC, which operates the San Juan Mine.  The Sierra Club alleges that activities at SJGS and the San Juan Mine are causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCBs at the San Juan Mine constitute "open dumping" in violation of RCRA.  Additionally, PNM has been informed that SJCC has received a separate Notice of Intent to Sue (“SMCRA Notice”) under the Surface Mine Control and Reclamation Act ("SMCRA") from the Sierra Club.  The SMCRA Notice alleges similar damage to the environment due to activities at the San Juan Mine, including the placement of CCBs from SJGS in the surface pits at the mine.  Both Notices state Sierra Club's intent to file citizens’ suits to pursue these claims upon expiration of the statutory notice period.  If suits are filed, potential remedies include the imposition of civil penalties and injunctive relief.  PNM plans an aggressive defense of the RCRA claims and cannot predict the outcome of these matters at this time.

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

Other Commitments and Contingencies

Coal Supply

Twin Oaks

Altura is the owner of Twin Oaks, a coal-fired power plant, which is being supplied by a long-term coal supply agreement.  Altura is not responsible under this agreement for the decommissioning or reclamation costs of this mine.  PNMR originally guaranteed Altura’s performance under this agreement.  On June 1, 2007, when PNMR contributed its ownership interest of Altura to Optim Energy, the guarantee obligation of PNMR was released.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

PNM

The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP Billiton.  SJCC holds certain federal, state and private coal leases under an underground coal sales agreement pursuant to which it will supply processed coal for operation of the SJGS through 2017.  The coal agreement is a cost plus contract.  SJCC is reimbursed for all costs for mining and delivering the coal plus an allocated portion of administrative costs.  In addition, SJCC receives a return on its investment.  BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement.  The coal agreement contemplates the delivery of approximately 61 million tons of coal during its remaining term, which would supply substantially all the requirements of the SJGS through approximately 2017.  The coal agreement replaced two surface mining operations with a single underground mine located adjacent to the plant.

    APS purchases all of Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation.  The Four Corners coal contract runs through 2016, with options on APS’ part to extend the contract for five to fifteen additional years.  The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government.

    In 2003, PNM completed a comprehensive review of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal.  Based on this study, PNM revised its estimates of the final reclamation costs.  In addition, the mining contract for Four Corners has been renewed until 2016 and the estimate for decommissioning the Four Corners mine was also revised.  In 2009, these studies were updated.  Based on the most recent estimates, the total final cost of surface and underground mine reclamation are estimated to be $141.1 million and $23.3 million in future dollars excluding contract buyout costs paid to SJCC.  During the year ended December 31, 2009, 2008 and 2007, PNM made payments of $7.6 million, $12.7 million, and $11.4 million against the surface mine liability.  As of December 31, 2009, and 2008, obligations of $26.6 million and $33.8 million for surface mine reclamation and $2.3 million and $1.6 million for underground mining activities were recognized on PNM’s Consolidated Balance Sheets using the fair value method to determine the liability.

    In 2003, the NMPRC granted PNM permission to collect as a part of its rates up to $100.0 million of surface mine final reclamation costs.  In the 2007 Electric Rate Case, PNM requested recovery of increased surface mine decommissioning costs, as well as underground mine reclamation costs. Recovery of the final underground mine reclamation costs was allowed; however, the NMPRC denied recovery of amounts for surface mine decommissioning in excess of $100.0 million. PNM appealed this decision to the New Mexico Supreme Court, which on September 1, 2009 issued its ruling that the NMPRC had properly denied recovery of these costs.  PNM filed a motion with the court seeking rehearing of this issue, which was denied in November 2009 concluding this matter.

PVNGS Liability and Insurance Matters

    The PVNGS participants have insurance for public liability resulting from nuclear energy hazards to the full limit of liability under federal law.  This potential liability is covered by primary liability insurance provided by commercial insurance carriers in the amount of $375 million and the balance by an industry-wide retrospective assessment program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments.  The maximum assessment per reactor under the program for each nuclear incident is $117.5 million, subject to an annual limit of $17.5 million per incident, to be periodically adjusted for inflation.  Based on PNM’s 10.2% interest in the three PVNGS units, PNM’s maximum potential assessment per incident for all three units is $36.0 million, with an annual payment limitation of $5.4 million.

    The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination.  The participants have also secured insurance against

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”).  PNM is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount of retrospective assessments PNM could incur under the current NEIL policies totals $6.7 million.  The insurance coverage discussed in this and the previous paragraph is subject to policy conditions and exclusions.

Natural Gas Supply

    PNM Gas contracted for the purchase of gas primarily to serve its retail customers.  The majority of these contracts were short-term in nature, supplying the gas needs for the current heating season and the following off-season months.  The price of gas was a pass-through, whereby PNM recovered 100% of its cost of gas.  There was also occasion for PNM Gas to purchase gas to source off-system sales.  As discussed in Note 2, PNM completed the sale of PNM Gas on January 30, 2009 at which time all commitments for PNM Gas future gas purchases were assumed by the buyer.

    PNM Electric procures gas supplies for its power plants from third-party sources and contracts with third party transportation providers, including NMGC, and PNM Gas (through January 29, 2009).

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

PVNGS Water Supply Litigation

A summons was served on APS in 1986 that required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court.  PVNGS is located within the geographic area subject to the summons.  APS’ rights and the rights of the other PVNGS participants to the use of groundwater and effluent at PVNGS are potentially at issue in this action.   APS filed claims that dispute the court’s jurisdiction over PVNGS’ groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of those rights.  In 1999, the Arizona Supreme Court issued a decision finding that certain groundwater rights may be available to the federal government and Indian tribes.  In addition, the Arizona Supreme Court issued a decision in 2000 affirming the lower court’s criteria for resolving groundwater claims.  Litigation on both these issues has continued in the trial court.  No trial dates have been set in these matters.  PNM does not expect that this litigation will have a material adverse impact on its results of operation, financial position, or cash flows.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

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

San Juan River Adjudication

In 1975, the State of New Mexico filed an action entitled “State of New Mexico v. United States, et al.”, in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the San Juan River Stream System.  The Company was made a defendant in the litigation in 1976.  The action is expected to adjudicate water rights used at Four Corners and at SJGS.  In 2005, the Navajo Nation and various parties announced a settlement of the Nation’s reserved surface water rights.  On March 30, 2009, President Obama signed legislation confirming the settlement with the Navajo Nation.  The Company cannot determine the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners.  Final resolution of the case cannot be expected for several years. The Company is unable to predict the ultimate outcome of this matter.  An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Navajo Nation will provide, for an agreed upon cost, sufficient water from its allocation to offset the loss.

Conflicts at San Juan Mine Involving Oil and Gas Leaseholders

SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to the San Juan underground mine.  Certain gas producers have leases in the area of the underground coal mine and have asserted claims against SJCC that its coal mining activities are interfering with gas production.  SJCC has reached settlement with several gas leaseholders and has other claimants and potential claimants.  PNM cannot predict the outcome of existing or future disputes between SJCC and gas leaseholders.

Rights-of-Way Matters

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
December 31, 2009, 2008 and 2007

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

The federal government appealed this matter to the U.S. Court of Appeals for the Federal Circuit and Plaintiffs cross-appealed.  On October 21, 2009, the Federal Circuit issued its opinion, affirming in part and reversing in part the decision of the Court of Claims, resulting in an award to the Plaintiffs of $9.7 million.  The period for requesting rehearing and for filing a petition for certiorari in the United States Supreme Court expired in January 2010, and the Circuit Court has issued its mandate, returning the case to the Court of Claims.  The government and Plaintiffs intend to file a Joint Motion for Entry of Final Judgment, after which the Court of Claims will issue its final judgment for $9.7 million and the claim should be paid shortly thereafter.  Because the procedural posture of this case eliminates the possibility of further review, the amount will be recorded, net of legal expenses, in the first quarter of 2010.

Western United States Wholesale Power Market

Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints and alleged market manipulation by certain sellers, resulted in the well-publicized California and Western markets energy crisis of 2000-2001 and the bankruptcy filings of the Cal PX and PG&E.  As a result of the conditions in the Western markets during this time period, between late-2000 and mid-2003, FERC, the California Attorney General and private parties (collectively, the “California Parties”) initiated investigations, litigation, and other proceedings relevant to PNM and other sellers in the Western markets at FERC and in both California State and Federal District Courts, seeking a determination whether sellers of wholesale electric energy during the crisis period, including PNM, should be ordered to pay monetary refunds to buyers of such energy.  These proceedings were pending at FERC as well as before the U.S. Court of Appeals for the Ninth Circuit.  PNM participated in these proceedings at FERC, the Federal District Courts and the Ninth Circuit, including filing appeals to that court.

In December 2009, PNM and the California Parties reached an agreement in principle to settle all remaining claims against PNM in these proceedings and on February 11, 2010, PNM entered into a “Settlement and Release of Claims Agreement” (the “Settlement Agreement”), which was filed with FERC on February 12, 2010.   The settlement contemplated by this agreement is subject to FERC approval.  The terms of the Agreement provide, among other things, for PNM to pay to the California Parties the amount of $45.0 million, consisting of the assignment of PNM receivables plus interest as of December 31, 2009 from the Cal ISO and the Cal PX in the amount of $13.1 million plus a cash payment of $31.9 million and for the California Parties to release PNM from claims arising from the California energy crisis of 2000 and 2001.  To account for the settlement, PNM recorded a pre-tax aggregate of $32.0 million ($19.3 million after income taxes) as reductions of operating revenue in 2009.  PNM’s liability for the settlement is included in other current liabilities at December 31, 2009.  PNM expressly denies any wrongdoing or culpability with respect to the claims against it that are released by the Settlement Agreement and, in entering into the settlement, does not admit any fault or liability.

On January 15, 2010, PNM transferred the cash payment to an escrow account established by the California Parties, pending entry into the Settlement Agreement.  Pursuant to the Settlement Agreement, upon approval by FERC satisfactory to the parties, the receivables and the cash payment will be distributed to the California Parties

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

and other entities that purchased electricity through the Cal ISO and Cal PX during the relevant time period as settlement funds in accordance with the terms and conditions of the Settlement Agreement.

In certain circumstances the Settlement Agreement may be terminated, in which case, the receivables and accrued interest will not be transferred into the Escrow Account and the Cash Payment together returned to PNM.  The Agreement may be terminated a) by its own terms if FERC by final order rejects the settlement; b) by any party adversely affected by a FERC order approving the settlement but imposing a material condition or modification that adversely affects such party; c) by the California Parties based on the failure of FERC to approve the settlement on or before April 30, 2010; or d) by PNM based on the failure of FERC to approve the settlement on or before September 30, 2010.

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

(17)	Regulatory and Rate Matters

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
December 31, 2009, 2008 and 2007

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

PNM

Gas Rate Case

In May 2006, PNM filed a general gas rate case that asked the NMPRC to approve an increase in the service fees charged to its 481,000 natural gas customers, including the set monthly fee, the charge tied to monthly usage, and miscellaneous on-demand service fees.  Those fees are separate from the cost of gas charged to customers, which would not be affected by the fee increase.  The petition requested an increase in base gas service rates of $22.6 million and an increase in miscellaneous on-demand service rates of $0.2 million.  In June 2007 the NMPRC unanimously approved an increase in annual revenues of approximately $9 million for PNM.  PNM and the AG filed appeals on various issues with the New Mexico Supreme Court.  In connection with the acquisition of PNM’s gas assets by NMGC, PNM and the AG moved to dismiss their respective gas rate case appeals, which motions were granted on February 6, 2009.

2007 Electric Rate Case

On February 21, 2007, PNM filed a general electric rate case (“2007 Electric Rate Case”) requesting the NMPRC approve an increase in service fees to all of PNM’s retail customers except those formerly served by TNMP.  The request was designed to provide PNM’s electric utility an opportunity to earn a 10.75 percent return on equity.  The application also requested authorization to implement a FPPAC through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, will be passed through to customers on a monthly basis.  On April 24, 2008, the NMPRC issued a final order that resulted in a revenue increase of $34.4 million.  The rate increase provides for a 10.1 percent return on equity.  New rates reflecting the $34.4 million increase were effective for bills rendered on and after May 1, 2008.  In its final order, the NMPRC disallowed recovery of costs associated with the RECs used to meet the New Mexico Renewable Energy Portfolio Standards that were being deferred as regulatory assets. The NMPRC also ruled that recovery of surface coal mine decommissioning costs be capped at $100 million.  The order resulted in PNM being unable to assert it is probable, as defined under GAAP, that the costs previously deferred on PNM’s balance sheet will be recoverable through future rates charged to its customers.  Accordingly, as of March 31, 2008, PNM recorded regulatory disallowances for pre-tax write offs of $19.6 million for coal mining decommissioning costs and $10.6 million for deferred REC costs.  PNM appealed the NMPRC’s treatment of coal mine decommissioning and the RECs to the New Mexico Supreme Court.  Under the terms of the stipulation in the 2008 Electric Rate Case described below, PNM dismissed its appeal of the treatment of the REC costs.  The New Mexico Supreme Court affirmed the NMPRC order on coal

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

mine decommissioning in September 2009.  PNM filed a motion for rehearing, which was denied in November 2009 concluding this matter.

Emergency FPPAC

    On March 20, 2008, PNM and the IBEW filed a joint motion in the 2007 Electric Rate Case requesting NMPRC authorization to implement an Emergency FPPAC on an interim basis. On May 22, 2008, the NMPRC issued a final order that approved the Emergency FPPAC with certain modifications.  PNM implemented the Emergency FPPAC from June 2, 2008 through the effective date of the 2008 Electric Rate Case order described below.

The Albuquerque Bernalillo County Water Utility Authority and the New Mexico Industrial Energy Consumers Inc. filed notices of appeal to the New Mexico Supreme Court, which seek to have vacated the NMPRC order approving the Emergency FPPAC. The appeals have been consolidated and PNM has been granted party status.  Oral argument was held October 13, 2009.  PNM is unable to predict the outcome of these appeals.

    The NMPRC order approving the Emergency FPPAC required PNM to pay for an audit of PNM’s monthly FPPAC reports and a prudence review of PNM’s fuel and purchased power costs, to be conducted by auditors selected by the NMPRC.  Costs of the audit incurred by PNM will be recoverable through future rate proceedings.  The NMPRC has selected an auditor and the audit has begun.  On February 19, 2010, the audit report of findings and recommendations was submitted to the NMPRC.  The report recommended improvements in several areas but did not identify any imprudent activities or find that PNM’s fuel or purchased costs were unreasonable. These findings and recommendations are subject to NMPRC review and approval.  PNM is unable to predict the outcome of this matter.

    The Emergency FPPAC provided that if PNM’s base load generating units subject to NMPRC jurisdiction did not operate at or above a specified capacity factor and PNM was required to obtain replacement power to serve jurisdictional customers, PNM would be required to make a filing with the NMPRC seeking approval of the replacement power costs.  In its required filing, PNM stated that the costs of the replacement power amounting to $8.0 million were prudently incurred and made a motion that they be approved.  The NMPRC staff filed opposition to PNM’s motion and recommended that PNM be required to refund the amount collected.  On January 12, 2010, the NMPRC directed the Emergency FPPAC auditor to investigate whether the replacement power costs were prudently incurred. The order also directed PNM to file a response to the auditors’ report, to provide certain additional information, and to show cause why it should not be fined for recovering replacement power costs without prior NMPRC approval.  PNM filed its response to the show cause order on February 12, 2010.  On February 19, 2010, the auditor’s report on replacement power costs was submitted to the NMPRC. The report concludes that the methodology used to estimate the cost of replacement power was reasonable, that PNM purchased power at the lowest reasonable cost, and that outage planning  and scheduling and plant operations were reasonable.  These findings are subject to NMPRC review and approval. PNM intends to file a response to the report and will continue to assert that its recovery of replacement power costs was proper and did not violate the NMPRC’s order.  PNM is unable to predict the outcome of this matter.

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

On March 6, 2009, PNM, the NMPRC staff and most of the intervening parties filed a stipulation to resolve all issues in the case, including the approval of the Resource Stipulation described below. No party opposed the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

stipulation.   The stipulation provided for an increase in annual non-fuel revenues of $77.3 million, of which 65% ($50.2 million) would be implemented for bills beginning on July 1, 2009 and the remaining 35% ($27.1 million) to be implemented in rates as of April 1, 2010.  The stipulation was amended to reduce the rate increase to $77.1 million and was approved by the NMPRC on June 18, 2009. The new rates went into effect for bills rendered beginning July 1, 2009.  As an offset to the non-fuel revenue increase, PNM implemented a credit to customers totaling $26.3 million, representing the amount of revenues from past sales of SO2 allowances.  This amount will be credited to ratepayers over 21 months beginning July 1, 2009. The crediting mechanism will also be used to credit customers with revenues received by PNM from future sales of SO2 allowances.  PNM recorded a regulatory disallowance expense and a regulatory liability for the $26.3 million to be credited to ratepayers. The stipulation also provides that a traditional FPPAC go into effect with the new rates.  The stipulation provides that 100% of off-systems sales margins be credited against fuel and purchased power costs in the FPPAC.  PNM implemented the new FPPAC on July 1, 2009.  The new FPPAC does not include a recovery cap or the capacity factor target of the Emergency FPPAC. The FPPAC factor will be set annually beginning July 1, 2010.

Resource Stipulation

In anticipation of the 2008 Electric Rate Case, on September 10, 2008, a stipulation (the “Resource Stipulation”) executed by PNM, the NMPRC staff, the AG and the Coalition for Clean Affordable Energy, and later joined by the New Mexico Industrial Energy Consumers Inc., was filed with the NMPRC. The NMPRC approved the Stipulation on May 26, 2009.  The Resource Stipulation allowed recovery in rates of costs related to and resolves all issues in the proceedings regarding 1) the Valencia PPA, 2) PNM’s acquisition of an ownership interest in Unit 2 of PVNGS that was being leased, including carrying costs, and 3) the application to own and operate Lordsburg and PNM’s interest in Luna as jurisdictional assets.

    In June 2007, a wholly-owned subsidiary of PNMR purchased 100% of a trust, which owns a 2.26% undivided interest, representing 29.8 MW, in PVNGS Unit 2 and a 0.76% undivided interest in certain PVNGS common facilities, as well as a lease under which such facilities were leased to PNM.  The Resource Stipulation allowed the Unit 2 interest to be transferred to PNM and the acquisition costs to be recovered beginning with the 2008 Electric Rate Case.  On July 24, 2009, PNM purchased the trust from the other PNMR subsidiary for $39.1 million in cash.  The purchase price was equal to the book value of the underlying assets less deferred taxes and miscellaneous accruals. The other PNMR subsidiary paid a dividend of that same amount to PNMR.  PNMR then made an equity contribution of that amount to PNM.  The trust has $32.0 million of debt owing to the PVNGS Capital Trust, which is consolidated by PNM.  The transfer had no impact on the financial statements of PNMR. The impacts on the financial statements of PNM were to increase net plant in service by $73.7 million, increase common stock by $39.1 million, reduce investment in the PVNGS lessor notes by $32.0 million, reflecting the elimination of the debt owed by the trust to the PVNGS Capital Trust, and increase deferred income taxes and other accruals by $2.6 million.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

On July 1, 2009, PNM filed its annual Renewable Energy Portfolio Procurement Plan for 2010 with the NMPRC.  Under the plan, PNM proposed to rely on a mixture of solar, wind, and biogas resources and the purchase of RECs to meet its renewable energy requirements for 2010 and 2011.  The plan described that PNM could meet its renewable energy requirements in 2010 with existing resources, but required additional resources for 2011 compliance.  The plan also stated that PNM would not be able to fully meet the NMPRC’s resource diversity requirements without exceeding the RTC and the plan proposed to cap to certain previously approved net-metered, PV distributed generation programs.  The plan also committed PNM to file for additional projects later in the year.

In September 2009, PNM entered into settlement discussions with various parties to address issues related to the distributed generation programs, the RCT, and PNM’s prospective additional projects.  In recognition of these settlement negotiations, the NMPRC issued an order on September 22, 2009 that rejected PNM’s July 1st plan, with the exception of two procurements concerning the acquisition of RECs from a wind resource and from biogas resources, and ordered that PNM file a revised plan.  A public hearing on the acquisition of RECs from the wind resource and the biogas program was held in October and an order approving these projects was issued on December 17, 2009.  On January 9, 2010, PNM announced that the negotiations had concluded and a settlement had been reached.  PNM filed the settlement and its revised plan with the NMPRC on January 25, 2010.  Under the revised 2010 procurement plan, PNM would invest approximately $205.7 million on solar PV facilities through the first quarter of 2012 and implement a customer-sited PV distributed generation program to replace current PV programs.  On February 1, 2010, motions were filed to dismiss the revised plan and to extend the time period for NMPRC action on the revised plan. PNM and other settling parties filed their joint response in opposition to these motions on February 15, 2010. Under a previous NMPRC order, proceedings on the revised plan are to be completed within six months from the date of filing. PNM cannot predict the outcome of the NMPRC’s proceedings on the revised plan.

NMPRC Inquiry on Fuel and Purchased Power Adjustment Clauses

In October 2007, the NMPRC issued a NOI that could lead to the adoption of an amended rule for the implementation of FPPACs for all investor-owned utilities and electric cooperatives in New Mexico.  The investor-owned utilities and electric cooperatives have responded to a series of questions and the NMPRC staff made a filing dealing with the need for consistency of FPPACs, streamlining FPPACs, and whether a single FPPAC methodology should be applied to all utilities.  Workshops have been held to discuss the comments filed by PNM and others and the proposed changes. The workshop process has concluded and the Hearing Examiner presented proposed rule amendments to the NMPRC for its consideration.  The NMPRC has not taken action on the proposed amendments.

NMPRC Rulemaking on Disincentives to Energy Efficiency Programs

In January 2008, the NMPRC issued a NOI to identify disincentives in utility expenditures on energy efficiency and measures to address those disincentives, including specific rate making alternatives, and appointed a Hearing Examiner to conduct workshops to develop proposals for possible rule changes.  Based on the workshops, amendments were proposed to the NMPRC energy efficiency rule that would allow utilities to collect $0.01 per KWh for energy savings and $10 per kilowatt for demand savings related to energy efficiency programs and an alternative proposal that would add a decoupling mechanism to the rule.  PNM filed comments and testimony addressing the proposed rule.  A public hearing was held on June 26, 2009 and a decision is pending.  PNM is unable to predict the outcome of this proceeding.

PNM Electric Energy Efficiency and Load Management Programs

The NMPRC requires public utilities to obtain approval to implement energy efficiency and load management programs. Costs to implement approved programs are recovered through a rate rider. On September 15, 2008, PNM filed a plan, which included new programs, modifications to existing programs and a request to recover program costs.  After proceedings before the NMPRC, a final order approving the programs was issued on May 19, 2009.  In August 2009, PNM began recovering the costs of the programs through a rate rider amounting to 1.881% of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

customers’ bills, before taxes and franchise fees based on program costs of $14.1 million. The new programs are being implemented.

    On July 7, 2009, the NMPRC ordered an investigation into whether it is prudent for PNM to continue certain load management programs initiated in 2008 with NMPRC approval, considering its recent addition of supply-side resources.  PNM offers these programs through contracts with third-party vendors that contain substantial fees for early termination.  PNM and the NMPRC staff filed testimony recommending continuing these programs and a public hearing was held on January 12, 2010.  A recommended decision, which recommended continuation of the programs, was issued by the Hearing Examiner on February 15, 2010.  The recommended decision is subject to the approval of the NMPRC.  PNM is unable to predict the outcome of this proceeding.

Investigation on Establishing a Policy Linking Utility Earnings to Quality of Customer Service

On May 28, 2009, the NMPRC ordered an investigation to consider the development of a service quality incentive mechanism for utilities in New Mexico, including PNM. The parties were to look at quality of service mechanisms established in other NMPRC orders, as well as the mechanisms that have been implemented in other states. A workshop process concluded with the filing of a report that concludes that present circumstances do not warrant the implementation of a performance based ratemaking mechanism to either reward or penalize utilities for quality of service. The workshop participants agreed that enhanced reporting requirements would allow the NMPRC to monitor important customer service metrics to determine if service quality is deteriorating so that the Commission can identify and address any adverse trends before they become a problem. The report recommends that utilities be required to file customer service reports no later than April 30th of each year for a three-year period commencing April 30, 2011.  A timetable for the NMPRC to act on this recommendation has not been established.  PNM is unable to predict the outcome of this proceeding.

Rates for Former TNMP Customers in New Mexico

    PNM serves the former New Mexico customers of TNMP (“TNMP-NM”) under rates approved by the NMPRC in its order approving PNMR’s acquisition of TNMP.  Under that order, rates charged to customers were set through December 31, 2010.  In January 2009, the NMPRC directed PNM to estimate the revenue requirement increase that would be reflected in a TNMP-NM rate application for rates effective January 2011.  PNM estimated that the rate increase could be between 40% and 56% depending on fuel costs. In April 2009, the NMPRC directed PNM, the NMPRC staff, and other parties to attempt to reach consensus on ways to mitigate the impact of this potential rate increase and appointed a mediator.  Several mediations have been held and discussions are ongoing.  No date has been set for completion of this process.  PNM cannot predict the outcome of this matter.

Third-Party Arrangements for Renewable Distributed Generation

On June 16, 2009, the NMPRC initiated a proceeding and requested legal briefs on the topic of whether third-party arrangements for the sale of renewable energy from customer-sited distributed generation facilities are permissible under New Mexico law.  Initial briefs and response briefs were filed by utilities, the NMPRC staff and intervenors.  In its initial brief, PNM stated that such arrangements that involve the sale of electricity to retail customers in the service territory of existing utilities were not legally permissible.  Other utilities’ and the NMPRC staff’s briefs reached similar conclusions.  Certain intervenors argued in their briefs that such arrangements were generally permissible.  The Hearing Examiner issued a recommended decision on October 23, 2009 analyzing a number of different scenarios.  Among her findings, the Hearing Examiner recommended that the NMPRC determine that developers who sell electricity to a single host or to multiple hosts from different systems each located on the host’s premises, without transporting electricity from one location to another, are not public utilities under New Mexico law.  On December 31, 2009, the NMPRC issued an order that declared that a third party that owns renewable generation equipment that is installed on a utility customer’s premises, pursuant to a long term contract with the customer to supply a portion of that customer’s electricity use, payments for which are based on a kilowatt-hour charge, is not a public utility subject to regulation by the NMPRC.  The order also declared that a third party developer that owns renewable generation equipment installed on a utility customer’s premises, which is used

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

to serve multiple customers for a portion of each customer’s electricity use is not a public utility subject to regulation by the NMPRC.  However, the order declares that a third party developer may not use a public utility’s distribution lines or equipment in order to route electricity to multiple customers.  On January 21, 2010 PNM filed a notice of appeal of this order in the New Mexico Supreme Court.  Other parties have also appealed.  Although PNM believes there are substantial bases for reversal of the NMPRC order, it cannot predict the outcome of this proceeding.

In early 2010, both houses of the New Mexico Legislature passed a bill that would supersede the NMPRC order.  The Governor of New Mexico has not acted on the bill.  If signed by the Governor, the bill would allow non-utility power generators to be excluded from classification as public utilities under state law provided that such generators use renewable energy resources, that the generators are located on the site of the power consumer, do not involve retail wheeling of power, and that any adverse cost affects to other utility customers are minimized. The bill encourages the development and use of renewable energy, but will safe guard against unreasonable cost shifting to other utility customers while protecting the financial integrity of utilities.

Application to Hedge Fuel and Purchased Power Costs

In August 2009, PNM filed an application for approval of a plan to manage fuel and purchased power costs by entering into certain forward market transactions relating to the procurement of fuel and purchased power and the sale of excess electrical energy in the wholesale market.  PNM’s application seeks NMPRC authorization to conduct these activities, which involve hedging practices, and to pass through the costs and benefits of the transactions to jurisdictional customers using PNM’s FPPAC.  The NMPRC staff filed testimony recommending approval of PNM’s application with minor modifications. PNM filed rebuttal testimony agreeing with the proposed modifications. A hearing was held on February 23, 2010.  PNM cannot predict the outcome of this proceeding.

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
December 31, 2009, 2008 and 2007

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Senate Bill 769

            On April 16, 2009, Senate Bill 769 (“SB 769”) concerning the recovery of hurricane costs by utilities was enacted.  SB 769 authorizes the PUCT, after a full review, to permit an electric utility to obtain timely recovery of system restoration costs, and permits utilities to use securitization financing for the recovery of such costs. Appropriately incurred costs can be approved in any future proceeding.

Energy Efficiency

On October 28, 2009, TNMP filed an application for approval of its 2010 energy efficiency programs and requested recovery through an energy efficiency cost recovery factor. TNMP’s estimated the costs of its 2010 energy efficiency programs to be $2.6 million and requested to collect this amount based on a per customer charge over 11 months. The PUCT staff and intervenors took no issue with TNMP’s application. TNMP implemented the factor effective February 1, 2010.

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

The Company’s recorded liability estimated to remediate its identified sites was as follows:

PNMR		PNM		TNMP
December 31,		December 31,		December 31,
2009	2008	2009	2008	2009	2008
(In thousands)

$1,894	$5,308	$1,894	$5,308	$ -	$ -

The Company expended the following for remediation, including payments related to the Citizen Suit under the Clean Air Act described in Note 16:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

PNMR	$3,638	$190	$469
PNM	$3,638	$190	$469
TNMP	$-	$-	$-

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The ultimate cost to clean up the Company’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as the extent and nature of contamination, the scarcity of reliable data for identified sites, and the time periods over which site remediation is expected to occur.  The Company expects that the majority of the December 31, 2009 environmental liability will be paid over the next five years, funded by cash generated from operations.  Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

(19)	Accumulated Other Comprehensive Income (Loss)

AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders.  The following table sets forth each component of AOCI, net of income taxes:

			Mark-to-
	Unrealized		market for	Accumulated
	gain (loss)	Pension	cash-flow	other
	on	liability	hedge	comprehensive
	securities	adjustment	transactions	income (loss)
	(In thousands)
PNMR
Balance at December 31, 2008	$1,721	$(8,998)	$38,225	$30,948
Balance at December 31, 2009	$10,759	$(75,444)	$18,628	$(46,057)

PNM
Balance at December 31, 2008	$1,721	$(8,854)	$24,879	$17,746
Balance at December 31, 2009	$10,759	$(75,245)	$12,679	$(51,807)

TNMP
Balance at December 31, 2008	$-	$(142)	$-	$(142)
Balance at December 31, 2009	$-	$(199)	$125	$(74)

(20)	Related Party Transactions

PNMR, PNM, TNMP, and Optim Energy are considered related parties as defined under GAAP.  PNMR Services Company provides corporate services to PNMR, its subsidiaries, and Optim Energy in accordance with shared services agreements.  These services are billed on a monthly basis to the business units.  Billings are at cost, except for Optim Energy, which includes a profit element. There is also a services agreement for Optim Energy to provide services to PNMR.

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

See Note 6 for information on intercompany borrowing arrangements and Note 7 for intercompany lease arrangements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

See Note 22 for information concerning Optim Energy.  See Note 23 for information concerning the transfer of operations from TNMP to PNM and the sale of PNM Gas.  The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Electricity, transmission and distribution related services billings:
PNM to TNMP	$-	$-	$126
TNMP to PNMR	41,338	55,214	72,578

Services billings:
PNMR to PNM*	80,141	81,726	93,910
PNMR to TNMP	22,919	19,043	23,833
PNM to TNMP	698	129	235
TNMP to PNMR	636	994	872
PNMR to Optim Energy	6,516	8,972	8,316
Optim Energy to PNMR	305	672	116

PNMR Services capital expenditures fees:
PNM to (from) PNMR	-	-	99
TNMP to (from) PNMR	-	-	18

Income tax sharing payments:
PNM to PNMR	126,527	2,050	5,604
TNMP to PNMR	4,322	15,079	-
PNMR to TNMP	-	-	(15,529)

Interest payments:
PNM to PNMR	8	-	3
TNMP to PNMR	849	133	1,165
* PNM Shared services include billings to PNM Gas of $0.9 million, $16.1 million, and $31.6 million in 2009, 2008, and 2007.

(21)	New Accounting Pronouncements

Information regarding recently issued accounting pronouncements, including those that have not been adopted by the Company could have a material impact, is set forth below.

Accounting Standard Update 2009-01 -- Generally Accepted Accounting Principles: amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles

Effective September 15, 2009, the FASB Accounting Standards Codification (“ASC”) combined all of the FASB’s, and its predecessors’, technical accounting pronouncements into a single source of authoritative GAAP.  As a result, references are no longer made to technical accounting pronouncements but instead to GAAP or the ASC topic.  The ASC will be updated thru an Accounting Standard Update (“ASU”).  ASU’s that affect the current reporting period or may affect the Company’s future financial statements or disclosure requirements are described in this section.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Accounting Standard Update 2009-17 -- Consolidation: Improvements to Financial reporting by Enterprises Involved with Variable Interest Entities

The FASB amended GAAP through ASU 2009-17 to require entities to perform an analysis of a company’s variable interest entities to determine whether a controlling interest exists and therefore require consolidation.  This amendment provides additional guidance and ongoing reassessments of the status of variable interest entities and is effective for interim and annual reporting periods beginning after November 15, 2009.  The Company is evaluating the impact of  the amendment on the Company’s financial statements.

Accounting Standard Update 2010-06 -- Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements

The FASB released amended guidance related to disclosures of fair value measurements.  The update requires entities to enhance interim and annual disclosures about fair value measurements, specifically:
-Further disaggregate the level presented for debt and equity securities (i.e. U.S. Treasuries, municipals, etc.)
-Disclose the amount and reason for significant transfers between fair value categories level 1 and level 2
-Disclose information about the purchases, sales, issuances, and settlements for items in level 3 of the fair value measurements on a gross basis rather than net

The enhanced disclosure will be effective for the interim period ended March 31, 2010 for the first two items.  The third item regarding level 3 information will be effective for the interim period ended March 31, 2011.  The Company will comply with the disclosure requirements as they become effective.

(22)	Optim Energy

In January 2007, Optim Energy was created by PNMR and ECJV, a wholly owned subsidiary of Cascade to serve expanding U.S. markets, principally the areas of Texas covered by ERCOT.  PNMR and ECJV each have a 50 percent ownership interest in Optim Energy, a limited liability company.  Optim Energy’s name was changed from EnergyCo on February 2, 2009.

On June 1, 2007, Optim Energy entered into a bank financing arrangement with a term of five years, which includes a revolving line of credit.  This facility also provides for bank letters of credit to be issued as credit support for certain contractual arrangements entered into by Optim Energy.  Cascade and ECJV have guaranteed Optim Energy’s obligations on this facility and, to secure Optim Energy’s obligation to reimburse Cascade and ECJV for any payments made under the guaranty, have a first lien on all assets of Optim Energy and its subsidiaries.  In June 2007, Optim Energy distributed $87.5 million to each of PNMR and ECJV from a long-term borrowing under this facility.

In January 2010, Optim Energy entered into floating-to-fixed interest rate swaps with an aggregate notional amount of $650.0 million.  The effect of these swaps is to convert $650.0 million of borrowings under Optim Energy’s credit facility from an interest rate based on the one-month LIBOR rate to a fixed rate of 1.33% through January 7, 2011, exclusive of loan guaranty fees.  These swaps will be accounted for as cash-flow hedges.

On June 1, 2007, PNMR contributed its ownership of Altura to Optim Energy at fair value of $549.6 million (after the working capital adjustment described below). ECJV made a cash contribution to Optim Energy equal to 50% of the fair value amount, and Optim Energy distributed that cash to PNMR.  PNMR accounted for this transaction by (1) removing the assets and liabilities transferred to Optim Energy from its consolidated financial statements; (2) recording an additional investment in Optim Energy for an amount equal to 50% of the net carrying value of the Altura assets and liabilities transferred, reflecting that 50% of the items transferred are in effect still owned by PNMR; and (3) reflecting in results of operations the difference between the cash received and 50% of the net carrying value of the items transferred that in effect were sold to ECJV, which resulted in a pre-tax loss of $3.1 million being reflected in energy production costs.  As provided under the contribution agreement, subsequent to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

June 1, 2007, an adjustment to the contribution amounts was made for changes in  June 1, 2007, an adjustment to the contribution amounts was made for changes in components of working capital between the date for which fair value was determined and closing.  The result of this adjustment was a payment by PNMR of $2.1 million.

Effective August 1, 2007, Optim Energy completed the acquisition of Altura Cogen, a 614 MW natural gas-fired cogeneration electric and steam plant, located near Houston, Texas.  The purchase price of $477.9 million, after working capital adjustments, was funded through cash contributions of $42.5 million from each of PNMR and ECJV and the remaining amount was financed through borrowings under Optim Energy’s credit facility.

In June 2009, Optim Energy and NRG Cedar Bayou completed a jointly developed 550 MW combined-cycle natural gas unit at the existing NRG Cedar Bayou Generating Station near Houston.   Optim Energy’s share of this unit is 275 MW and its share of the construction costs was $209.6 million.  Optim Energy financed its portion of the Cedar Bayou construction with borrowings under its existing credit facility and operating cash flows.

PNMR has no commitments or guarantees with respect to Optim Energy.

Summarized financial information for Optim Energy is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Operating revenues	$319,507	$472,665	$224,339
Cost of sales	201,547	366,477	147,312
Gross margin	117,960	106,188	77,027
Non-fuel operations and maintenance expenses	33,118	26,053	13,253
Administrative and general expenses	27,910	26,232	15,445
Impairment of intangible assets	-	21,794	-
Write down of emission allowances	51,586	31,739	-
Depreciation and amortization expense	37,171	30,545	15,665
Taxes other than income tax	11,089	11,954	4,804
Operating income (loss)	(42,914)	(42,129)	27,860
Other income (deductions)	(318)	740	635
Net interest charges	(13,755)	(19,183)	(17,907)
Earnings (loss) before income taxes	(56,987)	(60,572)	10,588
Income taxes (benefit)(1)	(161)	(88)	434
Net earnings (loss)	$(56,826)	$(60,484)	$10,154

50 percent of net earnings (loss)	$(28,413)	$(30,242)	$5,077
Amortization of basis difference in Optim Energy	(1,732)	555	2,504
PNMR equity in net earnings (loss) of Optim Energy	$(30,145)	$(29,687)	$7,581

(1)  Represents the Texas Margin Tax, which is considered an income tax.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

	December 31,
	2009	2008
	(In thousands)
Current assets	$128,619	$151,677
Net property plant and equipment	951,757	946,420
Deferred assets	137,384	224,776
Total assets	1,217,760	1,322,873

Current liabilities	66,190	104,826
Long-term debt	755,000	730,778
Other long-term liabilities	5,710	7,763
Total liabilities	826,900	843,367

Owners’ equity	$390,860	$479,506

50 percent of owners’ equity	195,430	239,753
Unamortized PNMR basis difference in Optim Energy	236	197
PNMR equity investment in Optim Energy	$195,666	$239,950

Revenue related to power sales and purchases is included net in operating revenues.  Costs related to fuel purchases and sales are recorded net in cost of sales.

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

 Optim Energy individually valued each asset and liability received in the Altura (Twin Oaks) and Altura Cogen transactions and initially record them on its balance sheet at the determined fair value.  For both transactions, this accounting results in amortization since contracts acquired were out of market and emission allowances, while acquired from government programs without cost to Optim Energy, have market value.  During 2009, 2008, and 2007, Optim Energy recorded, as a increase (decrease) to operating revenues, income from amortization of contracts acquired of $(6.7) million, $2.2 million, and $36.4 million and amortization expense on emission allowances of $4.7 million, $11.2 million, and $2.3 million, which is recorded in cost of sales.

In July 2008, a federal appeals court ruling by the U.S. Court of Appeals for the District of Columbia Circuit Court invalidated CAIR.  This ruling appears to remove the need for emissions allowance credits under the CAIR program. However, in December 2008, CAIR was temporarily reinstated by the courts.  Optim Energy has inventory of emissions allowances from the purchase of the Altura Cogen plant and contribution of the Twin Oaks plant.  During 2008, Optim Energy recorded a pre-tax write off of $31.7 million for all inventory under the CAIR program.  Optim Energy values its remaining emission allowances at the lower of cost or market.  In December 2009, Optim Energy reduced the value of its held for sale NOx emission allowances by $51.6 million because of significant price declines in an illiquid market.  At December 31, 2009, Optim Energy has $4.9 million remaining held for sale allowances in inventory. As of December 31, 2009, Optim Energy also has $54.6 million in inventory for emission allowances that are held to meet the emission requirements of its generating facilities.

The assets of Altura transferred to Optim Energy included the development rights for a possible 600-megawatt expansion of the Twin Oaks plant, which was classified as an intangible asset.  Optim Energy made a strategic decision not to pursue the Twin Oaks expansion and, in 2008, wrote off the development rights as an

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

impairment of intangible assets amounting to $21.8 million.  In addition $1.2 million of deferred costs related to this project were written off as administrative and general expense.

Optim Energy has a multi-year hedging program.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales are derivative instruments that are required to be marked to market.  Due to the extreme market volatility experienced in the first quarter of 2008 in the ERCOT market, Optim Energy made the decision to exit the speculative trading business and close out the speculative trading positions.  Optim Energy incurred $2.4 million of speculative trading losses in 2008 and has since settled all speculative positions.

See Note 6 for a discussion of the impacts of the bankruptcy of LBCS.

 LCC is Optim Energy’s counterparty in several agreements for power and steam sales. In addition, LCC leases Optim Energy the land for the Altura Cogen facility and provides other services, including water, to that facility.  On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code.  The pre-petition amount due from LCC is immaterial and was fully reserved as of December 31, 2008.  LCC has continued to perform under the existing contracts.

(23)	Discontinued Operations

PNM Gas

As discussed in Note 2, PNM sold its gas operations, which comprised the PNM Gas segment, on January 30, 2009.  Under GAAP, the assets and liabilities of PNM Gas are considered to be held-for-sale as of December 31, 2007 and presented as discontinued operations on the accompanying balance sheets and statements of earnings.  In accordance with GAAP, no depreciation is recorded on assets held for sale in 2009 and 2008. PNM also retained obligations for certain contingent liabilities that existed at the date of sale.  PNM recognized $5.4 million in expense related to these liabilities in the 2009 Results of Operations for PNM Gas.  Summarized financial information for PNM Gas is as follows:

Financial Position

December 31, 2008
(In thousands)
ASSETS
Cash and cash equivalents	$25
Accounts receivable and unbilled revenues, net	64,022
Regulatory and other current assets	43,939
Total current assets	107,986
Gas plant in service	775,836
Accumulated depreciation and amortization	(239,280)
Construction work in progress	22,574
Net utility plant	559,130
Regulatory and other assets	2,785
$669,901

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

LIABILITIES AND EQUITY
Accounts payable and accrued expenses	$44,995
Regulatory and other current liabilities	32,087
Total current liabilities	77,082
Regulatory liabilities	75,296
Deferred credits and other liabilities	19,319
Total deferred credits and other liabilities	94,615
Equity	498,204
$669,901

Results of Operations

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Operating revenues	$65,695	$506,953	$508,546
Cost of energy	44,698	346,571	352,807
Gross margin	20,997	160,382	155,739
Operating expenses	11,264	92,177	97,102
Depreciation and amortization	-	-	21,649
Operating income	9,733	68,205	36,988
Other income (deductions)	292	2,590	1,147
Net interest charges	(962)	(13,210)	(12,225)
Gain on disposal	98,425	-	-
Segment earnings before income taxes	107,488	57,585	25,910
Income taxes (benefit)	36,687	22,957	10,394
Segment Earnings	$70,801	$34,628	$15,516

Information on the regulatory assets and liabilities of PNM Gas is as follows:

December 31, 2008
(In thousands)
Assets:
Current:
PGAC	$13,165
Other	9,670
22,835
Non-Current:
OPEB	-
Other	1,435
1,435
Total regulatory assets	$24,270

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

Liabilities:
Current:
PGAC	$-
Off-system sales margin	(303)
Other	(579)
(882)
Non-Current:
Cost of Removal	(75,295)
Total regulatory liabilities	$(76,177)

PNM Gas’s cost-of-gas revenues collected from sales-service customers were recovered in accordance with NMPRC regulations through the PGAC and represented a pass-through of the cost of natural gas to the customer.  The NMPRC approved an agreement regarding the hedging strategy of PNM Gas and the implementation of a price management fund program which included a continuous monthly balancing account with a carrying charge.  This carrying charge had the effect of keeping PNM Gas whole on purchases of gas since it was compensated for the time value of money that existed due to any delay in collections from customers.

PNM Gas used a variety of hedging instruments including fixed price contracts, call options and financial swaps to facilitate the hedge strategy. PNM Gas also entered into physical gas contracts to meet the needs of its retail sales-service customers.  Due to the agreement to sell PNM Gas, the contracts that extended beyond December 31, 2008 no longer qualified for the normal purchases exception pursuant to GAAP as of December 31, 2007 and were marked-to-market. Costs and gains and losses for the above instruments are deferred and recovered through the PGAC with no income statement effect.  At December 31, 2008, PNM Gas had $7.0 million of current assets and current liabilities and no long-term assets and long-term liabilities related to these instruments.

(24)	Business Improvement Plan

In 2007, the Company began a business improvement process that included a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities.  During 2007 and 2008, the Company implemented a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities.   The multi-phase process included a business improvement plan to streamline internal processes and reduce the Company’s work force.  The utility-related process enhancements were designed to improve and centralize business functions. Activities contemplated under the business improvement plan have been completed and no significant costs were incurred during 2009.

 The Company has existing plans providing severance benefits to employees who are involuntarily terminated due to elimination of their positions.  Severance benefits payable under the Company’s existing plans are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  At December 31, 2008 and 2007, the Company assessed the status of the business improvement process and the positions that were probable of being eliminated.  The Company calculated the severance benefits associated with those positions and recorded pre-tax expense of $3.4 million in 2008 and $10.5 million in 2007.  In 2008 and 2007, severance expenses of zero and $5.0 million were recorded by PNM and $0.1 million and $0.6 million were recorded by TNMP.  The Company also incurred other costs, primarily consulting fees, related to the business improvement plan of $7.5 million and $2.1 million in 2008 and 2007.

(25)	Goodwill and Other Intangible Assets; Impairments

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June 6, 2005 acquisition of TNP was recorded as goodwill and was pushed down to the businesses acquired.  In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill of $102.8 million, were transferred to PNM.  See Note 2.  Of the $79.3 million of other intangible assets acquired in the TNP acquisition, $68.8 million related to the trade name “First Choice.”  The trade name is considered to have an indefinite useful

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

life; therefore, no amortization is recorded.  The other $10.5 million intangible asset related to the First Choice customer list.  The useful life of the customer list was estimated to be approximately eight years.

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

For non-amortizing intangibles other than goodwill, the Company compares the fair value of the intangible asset to its recorded value.  For goodwill, the first step of the impairment test requires that the Company compare the fair value of each reporting unit with its carrying value, including goodwill.  If as a result of this analysis, the Company concludes there is an indication of impairment in a reporting unit having goodwill, the Company is required to perform the second step of the impairment analysis, determining the amount of goodwill impairment to be recorded.  The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount.  This exercise requires the Company to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit.  Any remaining fair value would be the implied fair value of goodwill on the testing date.  To the extent the recorded amount of goodwill of a reporting unit exceeds the implied fair value determined in step two, an impairment loss is reflected in results of operations.

The market capitalization of PNMR’s common stock was significantly below book value during 2008, which is an indicator that intangible assets may be impaired.  In addition, changes in the ERCOT market significantly impacted the results of operations of First Choice. The Company performed its annual testing of intangible assets as of April 1, 2008.  As a result of this analysis, the Company concluded there was an indication of impairment in the reporting units having goodwill and that the First Choice trade name was impaired and recorded impairments of $135.0 million for goodwill and $9.0 million for the First Choice trade name.  The financial challenges facing First Choice continued throughout 2008 and were exacerbated by the impacts of Hurricane Ike and depressed economic conditions resulting in significant increases in the levels of uncollectible accounts.  Due to these conditions, additional impairment testing was performed for First Choice as of December 31, 2008.  As a result, the Company recorded additional impairment losses of $39.4 million for First Choice goodwill and $33.6 million for the First Choice trade name at December 31, 2008.  Although the impairments of goodwill, aggregating $174.4 million, have no income tax effects, the impairment of the First Choice trade name amounting to $42.6 million does have an income tax effect and results in an after-tax impact of $27.7 million. The impairments do not impact the Company’s cash flows.  Other than the 2008 impairments, the Company has not recorded any impairments of goodwill.

The 2009 annual evaluation did not indicate impairments of any of PNMR’s reporting units.  While the market capitalization of PNMR’s common stock was still significantly below book value at April 1, 2009, PNMR’s stock price has increased since that date.  In addition, improved regulatory treatment has been experienced by PNM in New Mexico and by TNMP in Texas.  Furthermore, the First Choice business has stabilized in 2009, primarily due to more predictable power and fuel price patterns in the ERCOT market.  These factors have resulted in more predictable earnings and increased fair values of the reporting units. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2009, 2008, and 2007 were as follows:

	PNM	TNMP Electric	First Choice	Total PNMR
	(In thousands)

Balance as of December 31, 2006	$-	$363,764	$131,974	$495,738
Adjustments during 2007	102,775	(102,643)	(206)	(74)
Balance as of December 31, 2007	102,775	261,121	131,768	495,664
Impairments during 2008	(51,143)	(34,456)	(88,755)	(174,354)
Balance as of December 31, 2008 and 2009	$51,632	$226,665	$43,013	$321,310

The components of PNMR’s other identifiable intangible assets are as follows:

	December 31,
	2009	2008
	(In thousands)

First Choice trade name	$26,157	$26,157
First Choice customer list	5,682	5,682
Total other intangible assets	31,839	31,839
Accumulated amortization	5,272	4,672
	$26,567	$27,167

The Company evaluates its amortizing intangible assets for impairment only when circumstances indicate that the intangible assets may be impaired.  Due to conditions at First Choice described above, the Company performed an impairment test of the First Choice customer list asset as of December 31, 2008 and as a result, recorded a pre-tax impairment of $4.8 million ($3.1 million after-tax) for this asset.

See Note 22 for a discussion of impairments recorded by Optim Energy.

(26)	Quarterly Operating Results (Unaudited)

Unaudited operating results by quarters for 2009 and 2008 are presented below. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.  On January 30, 2009, PNM completed the sale of PNM Gas, which is considered discontinued operations and excluded from continuing operations in the tables below.  See Note 2 and Note 23.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

		Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
PNMR
2009
Operating revenues	$385,865	$401,110	$477,727	$383,042
Operating income	29,903	24,878	101,536	35,625
Earnings from continuing operations	16,407	3,419	58,223	(12,116)
Earnings from continuing operations attributable to PNMR	13,696	512	55,555	(16,248)
Net earnings	92,260	808	56,861	(13,195)
Net earnings (loss) attributable to PNMR	89,549	(2,099)	54,193	(17,327)
Earnings from Continuing Operations Attributable to PNMR per Common Share:
Basic	0.15	0.01	0.61	(0.18)
Diluted	0.15	0.01	0.60	(0.18)
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	0.98	(0.02)	0.59	(0.19)
Diluted	0.98	(0.02)	0.59	(0.19)
2008
Operating revenues	$364,503	$580,310	$607,076	$407,633
Operating income (loss)	(58,971)	(122,760)	33,664	(81,747)
Earnings (loss) from continuing operations	(71,003)	(145,115)	(1,264)	(80,183)
Earnings (loss) from continuing operations attributable to PNMR	(71,135)	(146,248)	(4,847)	(83,042)
Net earnings (loss)	(48,504)	(142,353)	(1,902)	(70,178)
Net earnings (loss) attributable to PNMR	(48,636)	(143,486)	(5,485)	(73,037)
Earnings (Loss) from Continuing Operations Attributable to PNMR per Common Share:
Basic	(0.93)	(1.79)	(0.06)	(0.94)
Diluted	(0.93)	(1.79)	(0.06)	(0.94)
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	(0.63)	(1.76)	(0.06)	(0.82)
Diluted	(0.63)	(1.76)	(0.06)	(0.82)
PNM
2009
Operating revenues	$231,955	$226,541	$275,025	$234,488
Operating income (loss)	10,486	(10,441)	58,952	18,254
Earnings (loss) from continuing operations	(2,344)	(5,146)	33,447	5,944
Net earnings (loss)	73,509	(7,757)	32,085	4,865
Net earnings (loss) attributable to PNM	70,930	(10,532)	29,549	865
2008
Operating revenues	$252,664	$386,058	$356,397	$247,823
Operating income (loss)	(30,582)	(29,637)	47,385	6,317
Earnings (loss) from continuing operations	(26,977)	(46,007)	19,385	(5,696)
Net earnings (loss)	(4,478)	(43,245)	18,747	4,309
Net earnings (loss) attributable to PNM	(4,478)	(44,246)	15,296	1,582
TNMP
2009
Operating revenues	$41,225	$46,819	$55,665	$48,923
Operating income (loss)	6,085	10,432	16,732	11,853
Net earnings (loss)	1,421	1,766	6,151	2,828
2008
Operating revenues	$42,228	$47,118	$51,097	$49,839
Operating income (loss)	10,583	(21,563)	15,506	12,924
Net earnings (loss)	3,730	(28,753)	8,093	8,137

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

As discussed in Note 12, the actuarial determination of the PBO for the PNM pension plan at December 31, 2009 revealed that there had been an increase in the PBO of $9.6 million due to the retirement of employees transferred to NMGC following the sale of PNM Gas in January 2009.  This increase was expensed, similar to a plan curtailment, as required by GAAP and reduced the gain recognized on the sale.  The expense for the PBO increase is reflected through a retroactive adjustment of the March 31, 2009 quarter in the above table and PNMR and PNM will restate that quarter on its Form 10-Qs during 2010.  The retroactive adjustment is part of discontinued operations for PNMR and PNM and does not impact earnings from continuing operations or earnings per share from continuing operations.  The retroactive adjustment had the following impact on the March 31, 2009 amounts presented above:

	Quarter Ended March 31, 2009
	As previously
	Reported	As Restated
	(In thousands, except per share amounts)

PNMR
Net earnings (loss)	$98,082	$92,260
Net earnings (loss) attributable to PNMR	95,371	89,549
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	1.04	0.98
Diluted	1.04	0.98

PNM
Net earnings (loss)	79,331	73,509
Net earnings (loss) attributable to PNM	76,752	70,930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc. and Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the consolidated financial statements of PNM Resources, Inc. and subsidiaries and Public Service Company of New Mexico and subsidiaries (collectively, the “Companies”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our reports thereon dated February 27, 2010 (which reports express an unqualified opinion and include an explanatory paragraph regarding changes in the method of accounting for fair value measurements in 2008) and internal control over financial reporting as of December 31, 2009 and have issued our reports theron dated February 27, 2010; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Companies listed in Item 15. The financial statement schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 27, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Texas-New Mexico Power Company
Lewisville, Texas

We have audited the consolidated financial statements of Texas-New Mexico Power Company and subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 27, 2010; such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audit also included the financial statement schedule of the Company listed in Item 15.  The financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audit.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 27, 2010

SCHEDULE I

PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
Assets
Cash and cash equivalents	$6,652	$75,095
Intercompany receivables	98,599	102,511
Income taxes receivable	57,859	64,984
Other current assets	-	1,266
Total current assets	163,110	243,856

Property, plant and equipment, net of accumulated
depreciation of $10,916 and $9,731	22,216	23,459
Long-term investments	16,400	21,153
Investment in subsidiaries (including discontinued operations)	1,648,336	1,805,046
Equity investment in Optim Energy	195,666	239,950
Other long-term assets	3,439	6,831
Total long-term assets	1,886,057	2,096,439

	$2,049,167	$2,340,295

Liabilities and Stockholders' Equity
Short-term debt	$40,000	$154,667
Short-term debt-affiliate	6,800	3,600
Current maturities of long-term debt	2,125	2,004
Current liabilities	17,073	16,842
Total current liabilities	65,998	177,113
Long-term debt	199,761	359,294
Other long-term liabilities	33,691	57,482
Total liabilities	299,450	593,889

Convertible preferred stock (no stated value, 10,000,000 shares authorized:
issued and outstanding 477,800 shares)	100,000	100,000

Common stock outstanding (no par value, 120,000,000 shares authorized:
issued and outstanding 86,673,174 and 86,531,644 shares	1,289,890	1,288,168
Accumulated other comprehensive income, net of tax	(46,057)	30,948
Retained earnings	405,884	327,290
Total common stockholders' equity	1,649,717	1,646,406

	$2,049,167	$2,340,295

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2009	2008	2007
		(In thousands)

Operating Revenues	$-	$-	$-
Operating Expenses	8,156	23,819	22,434
Operating income (loss)	(8,156)	(23,819)	(22,434)
Other Income and Deductions:
Equity in earnings (loss) of subsidiaries	76,492	(254,093)	78,580
Equity in net earnings (loss) of Optim Energy	(30,145)	(29,687)	7,581
Other income	22,916	3,355	2,766
Other deductions	(26,850)	(45,782)	(47,217)
Net other income (deductions)	42,413	(326,207)	41,710

Income (Loss) Before Income Taxes	34,257	(350,026)	19,276
Income Tax Expense (Benefit)	(19,258)	(44,754)	(40,082)

Earnings (Loss) from Continued Operations	53,515	(305,272)	59,358

Earnings from Discontinued Operations, net of income
taxes of $36,687, $22,957, and $10,394	70,801	34,628	15,516

Net Earnings (Loss)	$124,316	$(270,644)	$74,874

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$124,316	$(270,644)	$74,874
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	4,893	4,249	4,942
Deferred income tax expense	(16,957)	(13,787)	(416)
Equity in (earnings) loss of subsidiaries	(147,293)	219,465	(94,096)
Equity in net (earnings) loss of Optim Energy	30,145	29,687	(7,581)
Impairment of intangible assets	-	-	3,380
Gain on reacquired debt	(7,317)
Realized loss on Altura contribution	-	-	3,089
Stock based compensation expense	2,188	3,261	7,557
Other, net	-	-	-
Changes in certain assets and liabilities:
Other current assets	8,391	10,991	(1,366)
Other assets	634	33	3,375
Accounts payable	(97)	71	(641)
Accrued interest and taxes	(1,080)	(3,704)	(73,376)
Other current liabilities	1,387	(3,009)	42,150
Other liabilities	(22,359)	(29,288)	(10,099)
Net cash flows from operating activities	(23,149)	(52,675)	(48,208)
Cash Flows From Investing Activities:
Additions to property, plant and equipment	-	-	(8)
Investments in subsidiaries	(86,253)	-	(148,349)
Investments in Optim Energy	-	-	(45,040)
Distributions from Optim Energy	-	-	362,282
Cash dividends from subsidiaries	347,012	40,042	101,300
Other, net	3	-	592
Net cash flows from investing activities	260,762	40,042	270,777
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(114,667)	(202,224)	(158,086)
Short-term borrowings (repayments – affiliate)	3,200	-	-
Long-term debt repayments	(148,422)	-	-
Long-term debt borrowings	-	102,750	-
Issuance of common stock	1,245	250,956	4,281
Exercise of employee stock options	(951)	(1,315)	(7,266)
Excess tax benefit from stock-based payment arrangements	(760)	(560)	12
Dividends paid	(45,701)	(56,970)	(69,807)
Other, net	-	(5,253)	(404)
Net cash flows from financing activities	(306,056)	87,384	(231,270)
Change in Cash and Cash Equivalents	(68,443)	74,751	(8,701)
Cash and Cash Equivalents at Beginning of Period	75,095	344	9,045
Cash and Cash Equivalents at End of Period	$6,652	$75,095	$344
Supplemental Cash Flow Disclosures:
Interest paid	$32,092	$54,746	$39,938
Income taxes paid (refunded), net	$116,593	$(5,936)	$(2,903)

Supplemental schedule of non cash investing and financing activities:
Convertible preferred stock issued under forward purchase contract
upon tender of senior unsecured notes		$100,000

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other		Balance at
Description	year	expenses	accounts	Write-offs	end of year
		(In thousands)
(a) Allowance for doubtful accounts,
year ended December 31:
2007	$5,840	$17,044	$-	$16,863	$6,021

2008	$6,021	$56,136	$-	$40,691	$21,466

2009	$21,466	$43,937	$-	$52,620	$12,783

(a)	Totals reflect continuing operations.

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other		Balance at
Description	year	expenses	accounts	Write-offs	end of year
		(In thousands)
(a) Allowance for doubtful accounts,
year ended December 31:
2007	$729	$1,967	$-	$1,967	$729

2008	$729	$4,186	$-	$3,570	$1,345

2009	$1,345	$2,534	$-	$2,396	$1,483

(a)	Totals reflect continuing operations.

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

	Balance at	Charged to	Charged to
	beginning of	costs and	other		Balance at
Description	year	expenses	accounts	Write-offs	end of year
		(In thousands)
Allowance for doubtful accounts,
year ended December 31:

2007	$31	$3	$-	$34	$-

2008	$-	$144	$-	$144	$-

2009	$-	$238	$-	$238	$-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

PNMR

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this annual report, PNMR conducted an evaluation under the supervision and with the participation of PNMR’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Regulation 13A, Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

(b) Management’s report on internal control over financial reporting.

    “Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein.

(c) Changes in internal controls.

    There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

PNM

(a) Evaluation of disclosure controls and procedures.

    As of the end of the period covered by this annual report, PNM conducted an evaluation under the supervision and with the participation of PNM’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Regulation 13A, Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

(b) Management’s report on internal control over financial reporting.

    “Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-3. This report is incorporated by reference herein.

(c) Changes in internal controls.

    There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

    “Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-4. This report is incorporated by reference herein.

(c) Changes in internal controls.

    There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF PNMR AND CORPORATE GOVERNANCE

Reference is hereby made to “Proposal 1:  Elect Ten Directors” in PNMR’s Proxy Statement relating to the annual meeting of stockholders to be held on May 18, 2010 (the “2010 Proxy Statement”), to PART I, SUPPLEMENTAL ITEM - “EXECUTIVE OFFICERS OF THE COMPANY” in this Form 10-K, “Other Matters” - “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics” and “Board Committees and Their Functions”-“Audit and Ethics Committee” in the 2010 Proxy Statement.  The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its Internet website.  Information about the Company’s website is included under Part I, Item 1 - “Company Website.”

PNMR’s common stock is listed on the New York Stock Exchange. As a result, PNMR’s Chief Executive Officer is required to make an annual certification to the New York Stock Exchange stating that he was not aware of any violations by PNMR of the New York Stock Exchange corporate governance listing standards.  PNMR’s Chief Executive Officer made the most recent certification to the New York Stock Exchange on May 28, 2009.

ITEM 11.       EXECUTIVE COMPENSATION

Reference is hereby made to “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “Potential Payments Upon Termination or Change in Control”, “Director Compensation”, and “Board Committees and Their Functions”-“Board Governance and Human Resources Committee”-“Interlocks” in the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to “PNM Resources Common Stock Owned by Executive Officers and Directors,” “Ownership of More Than Five Percent of PNM Resources Common Stock” and “Equity Compensation Plan Information” in the 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is hereby made to “Related Person Transactions” and “Director Independence” in the 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2010 Proxy Statement.  Independent auditor fees for PNM and TNMP are reported in the 2010 Proxy Statement for PNMR.  All such fees are fees of PNMR.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - 1. See Index to Financial Statements under Item 8.
(a) - 2. Financial Statement Schedules for the years 2009, 2008, and 2007 are omitted for the reason that they are not required or the information is otherwise supplied under Item 8.
(a) - 3-A. Exhibits Filed:

Exhibit No.		Description

10.1**	PNMR	Changes in Director Compensation

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

21	PNMR	Certain subsidiaries of PNM Resources, Inc.

23.1	PNMR	Consent of Deloitte & Touche LLP for PNM Resources, Inc.

23.2	PNM	Consent of Deloitte & Touche LLP for Public Service Company of New Mexico

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNMR	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	PNM	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	PNM	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.5	TNMP	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	TNMP	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Note:  Separate financial statements of 50 percent or less owned persons will be filed by amendment to PNMR’s Form 10-K to the extent required by Article 3.09 of SEC Regulation S-X.

(a) - 3-B.  Exhibits Incorporated By Reference:

The documents listed below are being filed (as shown above) or have been previously filed on behalf of PNM Resources, PNM or TNMP and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:

Plan of Acquisition
2.0	Asset Purchase Agreement dated January 12, 2008 among PNM, Continental Energy Systems, LLC and New Mexico Gas Company, Inc.	2.0 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM
2.1	Agreement and Plan of Merger among PNM Resources, PNM Merger Sub LLC, Continental Energy Systems, LLC and Cap Rock Holding Corporation dated as of January 12, 2008	2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007	1-32462 PNMR
2.2	Contribution Agreement, dated as of June 1, 2007, among EnergyCo, LLC, PNM Resources, and ECJV Holdings, LLC	2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-32462 PNMR
2.3
Purchase and Sale Agreement, dated as of January 14, 2006 among Twin Oaks Power LP, Twin Oaks Power III, LP, Sempra Energy, Altura Power L.P. and PNM Resources (Confidential treatment was requested for portions of the exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

Articles of Incorporation and By-laws
3.1	Articles of Incorporation of PNM Resources, as amended to date (Certificate of Amendment dated October 27, 2008 and Restated Articles of Incorporation dated August 3, 2006)	3.1 to the Company’s Current Report on Form 8-K filed November 21, 2008	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNM Resources, Inc. with all amendments to and including December 8, 2009	3.1 to the Company’s Current Report on Form 8-K filed December 11, 2009	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
3.6	Bylaws of TNMP as adopted on August 4, 2005	3.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

Indentures‡
PNMR

4.1	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.2	Supplemental Indenture No. 1, dated as of March 30, 2005, between the Company and JPMorgan Chase Bank, N.A. as Trustee, with Form of Senior Note included as Exhibit A thereto	10.3 to PNMR’s Current Report on Form 8-K filed March 31, 2005	333-32170 PNMR

4.3	Supplemental Indenture No. 2, dated as of May 16, 2008 between PNMR and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.), as trustee	4.3 to PNMR’s Current Report on Form 8-K filed May 21, 2008	1-32462 PNMR

4.4	Underwriting Agreement dated May 9, 2008 among PNMR and Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Underwriters named therein	1.3 to the Company’s Current Report on Form 8-K filed May 12, 2008

4.5	Amended and Restated Purchase Contract Agreement dated as of August 4, 2008, between PNMR and U.S. Bank National Association, as purchase contract agent	4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

4.6	Amended and Restated Pledge Agreement, dated as of August 4, 2008, between PNMR and U.S. Bank National Association	4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	2-43573 PNMR

4.7	Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee	4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.8	Supplemental Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee, with Form of Senior Note included as Exhibit A thereto	4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.9	Supplemental Indenture No. 2, dated as of August 4, 2008 between PNMR and U.S. Bank National Association, as trustee	4.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
4.10	Remarketing Agreement, dated as of October 7, 2005, among PNMR, Banc of America Securities LLC, as remarketing agent and U.S. Bank National Association as purchase contract agent.	4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

4.11	Supplemental Remarketing Agreement dated November 7, 2008 among PNMR, remarketing agents named therein and U.S. Bank National Association, as purchase contract agent	10.1 to PNMR’s Current Report on Form 8-K filed November 13, 2008	1-32462 PNMR

4.12	Registration Rights Agreement, dated as of October 7, 2005, between PNMR, as issuer and Cascade Investment, LLC, as initial holder.	4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

PNM
4.13
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

4.14
Fifty-third Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture of Mortgage and Deed of Trust, dated as of June 1, 1947, between PNM and The Bank of New York(formerly Irving Trust Company), as trustee
		4.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.15	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.16	First Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.5 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.17	Second Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.6 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
4.18	Third Supplemental Indenture, dated as of October 1, 1999 to Indenture dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.6.1 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999	1-6986 PNM

4.19	Fourth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee	4.6.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.20	Fifth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.21	Sixth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.22
Seventh Supplemental Indenture, dated as of June 1, 2007 to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank), as Trustee
		4.23 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-6986 PNM

4.23	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM’s Registration Statement No. 33-53367	333-53367 PNM

4.24	First Supplemental Indenture, dated August 1, 1998, supplemental to Indenture, dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.3 to PNM’s Current Report on Form 8-K Dated August 7, 1998	1-6986 PNM

4.25	Second Supplemental Indenture, dated September 1, 2003, supplemental to Indenture, dated as of August 1, 1998, between PNM and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as Trustee	4.7.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	1-6986 PNM

4.26	Third Supplemental Indenture, dated as of May 13, 2008 between PNM and The Bank of New York Trust Company, N.A. as trustee	4.2 to PNM’s Current Report on Form 8-K filed May 15, 2008	1-6986 PNM

4.27	Underwriting Agreement dated May 8, 2008 among PNM and Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Underwriters named therein	1.2 to the Company’s Current Report on Form 8-K filed May 12, 2008

TNMP

4.28	The First Mortgage Indenture dated as of March 23, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.29	The First Supplemental Indenture dated as of March 23, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.2 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.30	The Second Supplemental Indenture dated as of March 25, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.3 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.31	The Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s current Report on Form 8-K filed May 6, 2009	2-97230 TNMP

4.32	Indenture, dated January 1, 1999 between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(w) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.33	First Supplemental Indenture, dated January 1, 1999, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(x) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.34	Second Supplemental Indenture, dated June 1, 2003, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	2-97230 TNMP

Material Contracts

10.1
Amended and Restated Credit Agreement, dated as of August 15, 2005, among PNM Resources, Inc. and First Choice Power, L.P., as borrowers, the lenders party thereto, Bank of America, N.A., as administrative agent and Wachovia Bank, National Association, as syndication agent.
		10.1 to the Company’s Current Report on Form 8-K filed August 19, 2005 as Exhibit 10.1 (refiled with exhibits thereto as Exhibit 10.1 to Form 8-K/A filed January 5, 2010)	1-32462 PNMR

10.2
First Amendment to Credit Agreement dated as of November 3, 2006 among PNM Resources, First Choice Power, L.P. and TNMP, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent
		10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006	1-32462 PNMR

10.3
Second Amendment to Credit Agreement dated as of December 20, 2006 among PNM Resources, First Choice Power, L.P. and TNMP, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent
		10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-32462 PNMR

10.4	Third Amendment to Credit Agreement, dated as of March 11, 2009, among PNMR, First Choice Power, L.P., the lenders party thereto, and Bank of America, N.A., as administrative agent.	10.1 to PNMR’s Current Report on Form 8-K filed March 13, 2009	1-32462 PNMR

10.5	Consent Agreement, dated as of August 11, 2008, among PNMR, First Choice Power, L.P., the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders named therein	10.1 to PNMR’s Current Report on 8-K filed August 13, 2008	1-32462 Form

10.6	Amended and Restated Guaranty Agreement, dated as of August 15, 2005, executed by PNM Resources, Inc., as Guarantor	10.1 to the Company’s Current Report on Form 8-K filed August 19, 2005	1-32462 PNMR

10.7	Joinder Agreement, dated as of September 30, 2005, between TNMP, as borrower and Bank of America, as administrative agent	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	2-97230 TNMP

10.8	Term Loan Agreement, dated April 17, 2006, among PNM Resources, as borrower, the lenders identified therein and Lehman Commercial Paper, Inc., as administrative agent	10.4 to PNM Resource’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	1-32462 PNMR

10.9	Unit Purchase Agreement dated as of August 13, 2004 between PNM Resources and Cascade Investment, L.L.C.	99 to PNM Resources’ Current Report on Form 8-K filed August 19, 2004	333-32170 PNMR

10.10	First Supplement to Unit Purchase Agreement, dated as of June 4, 2005, between PNMR and Cascade	99.2 to the Company’s Current Report on Form 8-K filed June 10, 2005	1-32462 PNMR

10.11	Second Supplement to Unit Purchase Agreement, dated as of July 1, 2005, between PNMR and Cascade	99.1 to the Company’s Current Report on Form 8-K filed July 8, 2005	1-32462 PNMR

10.12
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
		10.3 to the Company’s Current Report on Form 8-K filed August 19, 2005 (refiled with exhibits thereto as Exhibit 10.3 to Form 8-K/A filed January 5, 2010)	1-6986 PNM

10.14	Consent Agreement, dated as of August 12, 2008, among PNM, the lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent for the lenders named therein	10.2 to PNM’s Current Report on Form 8-K filed August 13, 2008	1-6986 PNM

10.15
Delayed Draw Term Loan Agreement, dated as of May 5, 2008, among PNM, as borrower, the lenders party thereto and Merrill Lynch Capital Corporation, as administrative agent (terminated January 30, 2009)

		10.1 to PNM’s Current Report on Form 8-K filed May 7, 2008	1-6986 PNM

10.16	First Amendment to the Delayed Draw Term Loan Agreement, dated as of August 7, 2008, among PNM, the lenders party thereto and certain other parties	10.3 to PNM’s Current Report on Form 8-K filed August 13, 2008	1-6986 PNM

10.17
Reimbursement Agreement, dated as of May 8, 2008, among PNM, as borrower, the lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent and RBC Capital Markets as syndication agent (terminated January 30, 2009)

		10.1 to PNM’s Current Report on Form 8-K filed May 9, 2008	1-6986 PNM

10.18	First Amendment to the Reimbursement Agreement, dated as of August 7, 2008, among PNM, the lenders party thereto and Deutsche Bank AG New York Branch as Administrative Agent	10.4 to PNM’s Current Report on Form 8-K filed August 13, 2008	1-6986 PNM

10.19	Transitional Services Agreement among PNM, PNMR Services Company and New Mexico Gas Company, Inc. dated as of January 12, 2008	10.12 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

10.20	Credit Agreement, dated as of April 30, 2009, among TNMP, the lenders identified therein and JPMorgan Chase Bank, N.A.., as administrative agent	10.1 to TNMP’s Currentt Report on Form 8-K filed May 6, 2009	1-32462 PNMR

10.21	Term Loan Credit Agreement, dated as of March 25, 2009, among TNMP, the lenders identified therein and Union Bank, N.A., as administrative agent	10.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	1-32462 PNMR

10.22
Term Loan Agreement, dated as of March 7, 2008, among TNMP, as borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent, as amended by Amendment No. 1 dated May 15, 2008 (terminated March 23, 2009)
		10.1 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (and 10.1 to TNMP’s Current Report on Form 8-K filed October 16, 2008 for Amendment No. 1 thereto)	2-97230 TNMP

10.23
Credit Agreement, dated as of May 15, 2008, among TNMP, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, and Union Bank of California, N.A., as syndication agent, as amended by Amendment No. 1 dated October 31, 2008 and Amendment No. 2 dated March 10, 2009 (terminated April 30, 2009)

4.4 to TNMP’s Current Report on Form 8-K filed May 21, 2008 (and 10.2 to Form 8-K filed November 4, 2008 for Amendment No. 1 thereto and 10.2 to Form 8-K filed March 13, 2009 for Amendment No. 2 thereto)
2-97230 TNMP

10.24	Credit Agreement, dated as of October 31, 2008, among TNMP, as borrower, Union Bank of California, N.A., as administrative agent and as a lender, and JPMorgan, as a lender (terminated March 23, 2009)	10.1 to TNMP’s Current report on Form 8-K filed November 3, 2008	2-97230 TNMP

10.25**	PNM Resources, Inc. Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009 (“PEP”)	4.1 to PNM Resources’ Form S-8 Registration Statement filed May 20, 2009	333-159361 PNMR

10.26**	Form of Stock Option Award Agreement for non-qualified stock options granted under PEP in 2010 and later	10.3 to PNMR’s Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.27**	Form of Performance Restricted Stock Rights Award Agreement for performance-based, time-vested restricted stock rights awards based on adjusted cash earnings granted under PEP in 2009	10.4 to PNMR’s Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.28**	Form of Performance Cash Award Agreement for performance cash awards based on adjusted cash earnings granted under PEP in 2009	10.5 to PNMR’s Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.29**	Form of Performance Share Award Agreement for performance share awards based on special purpose performance criteria granted under the PEP in 2009	10.6 to PNMR’s Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.30**	Form of Performance Cash Award Agreement for performance cash awards based on special purpose performance criteria granted under the PEP in 2009	10.7 to PNMR’s Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.31**	Form of Restricted Stock Rights Award Agreement for time-vested stock rights awards granted under PEP in May 2009	10.8 to PNMR’s Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.32**	Form of the award agreement for non-qualified stock options granted under the PEP in 2007-2009	10.2 to the Company's Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.33**	Form of award agreement for restricted stock rights granted under the PEP in 2007, 2008 and February 2009	10.3 to the Company’s Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.34**	Form of award agreement for performance shares granted for the 2004-2006 performance period under the PEP and a description of the Long-Term Performance Share Program Amended Effective January 1, 2004	10.4 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.35**	Long-Term Performance Cash Program description effective January 1, 2004	10.5 to PNM Resources' Current Report on Form 8-K filed February 16, 2007	333-125010 PNMR

10.36**	First Amendment to Long-Term Performance Loan Plan Program executed December 8, 2008	10.2 to PNMR’s Annual Report on Form 10-K for fiscal year ended December 31, 2008	1-32462 PNMR

10.37**	Changes in Director Compensation	10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009	1-32462 PNMR

10.38**	PNM Resources, Inc. Executive Savings Plan dated December 29, 2003	10.75 to PNM Resources and PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.39**	First Amendment to PNMR’s Executive Savings Plan executed December 17, 2008	10.6 to PNMR’s Annual Report on Form 10-K for he fiscal year ended December 31, 2008	1-32462 PNMR

10.40**	PNM Resources, Inc. Executive Savings Plan II (amended and restated effective January 1, 2009)	4.1 to PNMR’s Registration Statement on Form S-8 (333-156243) filed December 17, 2008	333-156243 PNMR

10.41**	PNM Resources, Inc. After-Tax Retirement Plan effective January 1, 2009	10.5 to PNMR’s Annual Report on Form 10-K for he fiscal year ended December 31, 2008	1-32462 PNMR

10.42**	2009 Officer Incentive Plan	10.2 to PNM Resources' Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.43**	2008 Officer Incentive Plan (as amended December 16, 2008)	10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.44**	Performance Cash Program for the Utilities President (Patricia K. Collawn)	10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	1-32462 PNMR

10.45**	Summary of Executive Time Off Policy Effective January 1, 2006	10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.46**	Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 16, 1988) (refiled)	10.23 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.47**	First Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 30, 1988) (refiled)	10.23.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.48**	Second Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (December 29, 1989) (refiled)	10.23.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.49**	Second [Third] Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) dated December 8, 1992	10.22.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2004.	1-6986 PNM

10.50**	Fourth Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan, as amended effective December 7, 1998	10.23.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.51**	Fifth Amendment dated November 27, 2002 to the Restated and Amended PNM Resources, Inc. Accelerated Performance Management Plan	10.23.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.52**	Sixth Amendment dated December 9, 2003 to the PNM Resources, Inc. Restated and Amended Accelerated Performance Management Plan	10.23.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.53**	Seventh Amendment dated November 21, 2008 to the PNM Resources, Inc. Accelerated Management Performance Plan	10.4 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.54**	PNM Resources, Inc. Non-Union Severance Pay Plan effective August 1, 2007 (amended and restated)	10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.55**	First Amendment to the PNM Resources Non-Union Severance Pay Plan executed November 20, 2008	10.3 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.56**	PNM Service Bonus Plan dated October 23, 1984	19.4 to PNM’s Quarterly Report on Form 10-Q or the quarter ended September 30, 1988	1-6986 PNM

10.57**	First Amendment dated November 20, 1985 to PNM Service Bonus Plan	10.11.1 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1985	1-6986 PNM

10.58**	Second Amendment dated December 29, 1989 to PNM Service Bonus Plan	10.27.2 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1989	1-6986 PNM

10.59**	Second [Third] Amendment dated December 7, 1998 to PNM Service Bonus Plan	10.45 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.60**	Fourth Amendment dated November 27, 2002 to PNM Resources, Inc. Service Bonus Plan	10.45.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.61**	Fifth Amendment dated December 9, 2003 to PNM Resources, Inc. Service Bonus Plan	10.45.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.62**	Public Service Company of New Mexico OBRA ‘93 Retirement Plan effective November 15, 1993	10.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.63**	First Amendment to the Public Service Company of New Mexico OBRA ’93 Retirement Plan, as amended effective December 7, 1998	10.48.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.64**	Second Amendment dated November 27, 2002 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.65**	Third Amendment dated December 9, 2003 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003	333-32170 PNMR

10.66**	Public Service Company of New Mexico Section 415 Plan dated January 1, 1994	10.50 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.67**	First Amendment dated December 7, 1998 and Second Amendment dated August 7, 1999 to PNM Section 415 Plan and Third Amendment dated November 27, 2002 to the PNM Resources, Inc. Section 415 Plan	10.50.1 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.68**	Fourth Amendment dated December 9, 2003 to the PNM Resources, Inc. Section 415 Plan	10.50.2 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.69**	PNM Resources, Inc. Officer Retention Plan executed September 2, 2008 (amended and restated effective January 1, 2009)	10.1 to the Company’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.70**	First Amendment to PNM Resources, Inc. Officer Retention Plan executed November 20, 2008	10.8 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.71**	PNM Resources Executive Spending Account Plan dated December 9, 2003	10.52 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003	333-32170 PNMR

10.72**	First Amendment to PNM Resources Executive Spending Account Plan effective January 1, 2004	10.52.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.73**	Second Amendment to PNMR’s Executive Spending Account Plan executed August 28, 2008	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.74**	Third Amendment to PNMR’s Executive Spending Account Plan effective January 1, 2009	10.7 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.75**	Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan effective March 10, 1998	10.74 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.76**	First Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan Dated February 7, 2000	10.74.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.77**	Second Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 7, 1998	10.74.2 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.78**	Third Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 10, 2000	10.74.3 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.79**	Fourth Amendment to Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan dated December 31, 2001	4.3.5 to PNM Resources’ Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03303 PNMR

10.80**	Fifth Amendment to the Third Restated and Amended PNM Resources, Inc. Performance Stock Plan dated September 6, 2002	10.74.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	333-32170 PNMR

10.81**	PNM Resources, Inc. Director Retainer Plan, dated December 31, 2001	4.3 to PNM Resources, Inc. Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03289 PNMR

10.82**	First Amendment dated February 17, 2003 to PNM Resources, Inc. Director Retainer Plan	10.40.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	333-32170 PNMR

10.83**	Supplemental Employee Retirement Agreement for Patrick T. Ortiz (amended and restated effective January 1, 2009)	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.84**	Retainer Agreement between the Company and Patrick T. Ortiz dated July 28, 2009 (assigned on December 10, 2009, for billing and collection purposes only, to Cuddy & McCarthy, LLP)	10.1 to PNMR’s Current Report on Form 8-K filed July 30, 2009	1-32462 PNMR

10.85**	Executive Transition Agreement between the Company and Patrick T. Ortiz dated July 28, 2009	10.2 to PNMR’s Current Report on Form 8-K filed July 30, 2009	1-32462 PNMR

10.86**	Supplemental Employee Retirement Agreement for Jeffry E. Sterba (amended and restated effective January 1, 2009)	10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.87**	Amended and Restated Retention Bonus Agreement for Jeffry E. Sterba executed September 7, 2007	10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.88**	First Amendment to the Retention Bonus Agreement between PNMR and Jeffrey E. Sterba effective January 1, 2009	10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.89**	PNM Resources Officer Life Insurance Plan dated April 28, 2004	10.24.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.90**	First Amendment to PNM Resources Officer Life Insurance Plan dated December 16, 2004	10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.	333-32170 PNMR

10.91**	Second Amendment to PNM Resources Officer Life Insurance Plan executed April 15, 2007	10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.92**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.93**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.94**	Long Term Care Insurance Plan effective January 1, 2003	10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.95**	Executive Long Term Disability effective January 1, 2003	10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.96	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.97
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.98	Water Supply Agreement between the Jicarilla Apache Tribe and Public Service Company of New Mexico, dated July 20, 2000	10.5 to PNM’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2001	1-6986 PNM

10.99
Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973
		5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.100	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.101	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.102	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.103	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.104	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.105	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.106	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990	1-6986 PNM

10.107	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.108	Underground Coal Sales Agreement, dated August 31, 2001 among San Juan Coal Company, PNM and Tucson Electric Power Company
10.85 to PNM’s Quarterly Report on Form 10-Q for the quarter ending September 31, 2001  (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.109	Amendment One to Underground Coal Sales Agreement dated December 15, 2003 among San Juan Coal Company, PNM and Tucson Electric Coal Company
10.9.1 to PNM’s Amended Report on Form 10-K for fiscal year ended December 31, 2003 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.110	Amendment Two to Underground Coal Sales Agreement effective September 15, 2004 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.9.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1-6986 PNM

10.111
Amendment Three to Underground Coal Sales Agreement executed April 29, 2005 among San Juan Coal Company, PNM and Tucson Electric Coal Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.86.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-6986 PNM

10.112	Amendment Four to Underground Coal Sales Agreement effective March 7, 2007 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.89 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-6986 PNM

10.113
Amendment Five to Underground Coal Sales Agreement executed December 21, 2007 among San Juan Coal Company, PNM and Tucson Electric Power Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.95 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

10.114
San Juan Unit 4 Early Purchase and Participation Agreement dated as of September 26, 1983 between PNM and M-S-R Public Power Agency, and Modification No. 2 to the San Juan Project Agreements dated December 31, 1983 (refilled)
		10.11 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994	1-6986 PNM

10.115
Amendment No. 1 to the Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, executed as of December 16, 1987, for San Juan Unit 4 (refiled)
		10.11.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.116	Amendment No. 3 to the San Juan Unit 4 Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999	10.11.3 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.117	Amended and Restated San Juan Unit 4 Purchase and Participation Agreement dated as of December 28, 1984 between PNM and the Incorporated County of Los Alamos (refiled)	10.12 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.118
Amendment No. 1 to the Amended and Restated San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999
		10.12.1 to PNM’s Annual Report Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.119
Amendment No. 2 to the San Juan Unit 4 Purchase Agreement and Participation Agreement between Public Service Company of New Mexico and The Incorporated County of Los Alamos, New Mexico, dated October 27, 1999
		10.13 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.120	Participation Agreement among PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust dated as of December 31, 1981 (refiled)	10.14 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.121	San Juan Unit 4 Purchase and Participation Agreement Public Service Company of New Mexico and the City of Anaheim, California dated April 26, 1991	19.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991	1-6986 PNM

10.122	Amendment No. 1 to the San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and The City of Anaheim, California, dated October 27, 1999	10.36.1 to Annual Report PNM’s on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.123	Restated and Amended San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and Utah Associated Municipal Power Systems	10.2.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.124
Amendment No. 1 to the Restated and Amended San Juan Unit 4 Purchase And Participation Agreement between Public Service Company of New Mexico And Utah Associated Municipal Power Systems, dated October 27, 1999
		10.38.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.125
Participation Agreement dated as of June 30, 1983 among Security Trust Company, as Trustee, PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust (refiled)
		10.61 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.126
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

10.127*
Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.18 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.128*	Amendment No. 4 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of December 16, 1985	10.18.5 to the PNM's Quarter Report on Form10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.129
Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.19 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.130	Facility Lease dated as of August 12, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1 and 2 thereto (refiled)	10.20 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.131
Amendment No. 2 dated as of April 10, 1987 to Facility Lease dated as of August 12, 1986, as amended, between The First National Bank of Boston, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of August 12, 1986, with MFS Leasing Corp., Lessor and Public Service Company of New Mexico, Lessee (refiled)
		10.20.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.132	Amendment No. 3 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of August 12, 1986	10.20.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.133
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)
		10.21 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.134
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)
		10.22 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.135
Amendment No. 2 dated as of April 10, 1987 to the Facility Lease dated as of August 12, 1986 between The First National bank of Boston, as Owner Trustee, and PNM. (Unit 2 transaction.) (This is an amendment to a Facility Lease which is substantially similar to the Facility Lease filed as Exhibit 28.1 to the Company’s Current Report on Form 8-K dated August 18, 1986)
		10.53 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1987	1-6986 PNM

10.136	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.137	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.138	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2003	1-6986 PNM

10.139
Refunding Agreement No. 8A, dated as of December 23, 1997, among PNM, the Owner Participant Named Therein, State Street Bank and Trust Company, as Owner Trustee, The Chase Manhattan Bank, as Indenture Trustee, and First PV Funding Corporation
		10.73 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.140	PVNGS Capital Trust—Variable Rate Trust Notes—PVNGS Note Agreement dated as of July 31, 1998	10.76 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998	1-6986 PNM

10.141	New Mexico Public Service Commission Order dated July 30, 1987, and Exhibit I thereto, in NMPUC Case No. 2004, regarding the PVNGS decommissioning trust fund (refiled)	10.67 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.142	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.143	Settlement Agreement between Public Service Company of New Mexico and Creditors of Meadows Resources, Inc. dated November 2, 1989 (refiled)	10.34 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.144	First Amendment dated April 24, 1992 to the Settlement Agreement dated November 2, 1989 among Public Service Company of New Mexico, the lender parties thereto and collateral agent (refiled)	10.34.1 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.145	Amendment dated April 11, 1991 among Public Service Company of New Mexico, certain banks and Chemical Bank and Citibank, N.A., as agents for the banks	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991	1-6986 PNM

10.146	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNM Resources and TNMP for approval of the TNP acquisition	10.134 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

10.147
Settlement Agreement dated February 3, 2005, between PNM Resources, Inc. and Texas-New Mexico Power Company, the cities of Dickenson, Lewisville, La Marque, Ft. Stockton and Friendswood, Texas, the Legal and Enforcement Division of the Public Utility Commission of Texas, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers and the Alliance for Retail Markets
		10.1-10.1.7 to the Company’s Current Report on Form 8-K filed February 7, 2005	1-32462 PNMR/ TNMP

10.148	Consent Decree entered into by PNM on March 9, 2005 relating to the citizen suit under the Clean Air Act and the excess emissions report matter for SJGS	10.135 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-6986 PNM

10.149	Stipulation in the matter of PNM’s application for approval of a certificate of public convenience and necessity for the Afton Generating Station, Case No. 05-00275-UT, dated November 30, 2005	10.132 to the Company’s Annual report on Form 10-K for the year ended December 31, 2005	1-6986 PNM

21	Certain subsidiaries of PNM Resources	21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

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

PNM RESOURCES, INC.
(Registrant)

Date: February 27, 2010	By	/s/ J. E. Sterba
J. E. Sterba
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. E. Sterba	Principal Executive Officer and	February 27, 2010
J. E. Sterba Chairman and Chief Executive Officer	Chairman of the Board
/s/ C. N. Eldred	Principal Financial Officer	February 27, 2010
C. N. Eldred Executive Vice President and Chief Financial Officer
/s/ T. G. Sategna	Principal Accounting Officer	February 27, 2010
T. G. Sategna Vice President and Corporate Controller
/s/ A. E. Archuleta	Director	February 27, 2010
A. E. Archuleta
/s/ J. A. Dobson	Director	February 27, 2010
J. A. Dobson
/s/ R. R. Nordhaus	Director	February 27, 2010
R. R. Nordhaus
/s/ M. T. Pacheco	Director	February 27, 2010
M. T. Pacheco
/s/ R. M. Price	Director	February 27, 2010
R. M. Price
/s/ B. S. Reitz	Director	February 27, 2010
B. S. Reitz
/s/ D. K. Schwanz	Director	February 27, 2010
D. K. Schwanz
/s/ J. B. Woodard	Director	February 27, 2010
J. B. Woodard

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date: February 27, 2010	By	/s/ P. K. Collawn
P. K. Collawn
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and	February 27, 2010
P. K. Collawn President and Chief Executive Officer	Director
/s/ C. N. Eldred	Principal Financial Officer and	February 27, 2010
C. N. Eldred Executive Vice President and Chief Financial Officer	Director
/s/ T. G. Sategna	Principal Accounting Officer	February 27, 2010
T. G. Sategna Vice President and Corporate Controller
/s/ A. A. Cobb	Director	February 27, 2010
A. A. Cobb
/s/ E. J. Ferland	Director	February 27, 2010
E. J. Ferland
/s/ J. E. Sterba	Chairman of the Board	February 27, 2010
J. E. Sterba

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date: February 27, 2010	By	/s/ P. K. Collawn
P. K. Collawn
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and	February 27, 2010
P. K. Collawn President and Chief Executive Officer	Director
/s/ T. G. Sategna	Principal Financial Officer and	February 27, 2010
T. G. Sategna Vice President and Controller	Principal Accounting Officer
/s/ A. A. Cobb	Director	February 27, 2010
A. A. Cobb
/s/ J. E. Sterba	Chairman of the Board	February 27, 2010
J. E. Sterba