Form 10-Q
period 2010-03-31
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2010-05-07
CIK 22767, 81023, 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   ✓

As of April 30, 2010, 86,673,174 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of April 30, 2010 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of April 30, 2010 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Optim Energy Twin Oaks, LP
Altura Cogen	Optim Energy Altura Cogen, LLC (the CoGen Lyondell Power Generation Facility)
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
CCB	Coal Combustion Byproducts
Continental	Continental Energy Systems, L.L.C.
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Limited Partnership
DOE	Department of Energy
ECJV	ECJV Holdings, LLC
EIP	Eastern Interconnection Project
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
First Choice	First Choice Power, L. P. and Subsidiaries
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
ISO	Independent System Operator
KWh	Kilowatt Hour
LBB	Lehman Brothers Bank, FSB, a subsidiary of LBH
LBH	Lehman Brothers Holdings Inc.
LCC	Lyondell Chemical Company
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMGC	New Mexico Gas Company, a subsidiary of Continental
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission

NOX	Nitrogen Oxide
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
NSR	New Source Review
O&M	Operations and Maintenance
OCI	Other Comprehensive Income
Optim Energy	Optim Energy, LLC, a limited liability company, owned 50% by each of PNMR and ECJV
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PRP	Potential Responsible Party
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RMC	Risk Management Committee
SCE	Southern Cal Edison Company
SEC	United States Securities and Exchange Commission
SJCC	San Juan Coal Company, a subsidiary of BHP
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act
Term Loan Agreement	PNM’s $300 Million Unsecured Delayed Draw Term Loan Facility
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP Revolving Credit Facility	TNMP’s $75 Million Unsecured Revolving Credit Facility
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
Valencia	Valencia Energy Facility
VaR	Value at Risk

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Operating Revenues:
Electric	$383,396	$385,803
Other	61	62
Total operating revenues	383,457	385,865

Operating Expenses:
Cost of energy	190,888	181,248
Administrative and general	62,785	62,138
Energy production costs	53,885	48,557
Depreciation and amortization	37,279	36,071
Transmission and distribution costs	13,890	14,017
Taxes other than income taxes	14,187	13,931
Total operating expenses	372,914	355,962
Operating income	10,543	29,903

Other Income and Deductions:
Interest income	5,027	5,223
Gains (losses) on investments held by NDT	1,743	(4,382)
Other income	10,137	23,164
Equity in net earnings (loss) of Optim Energy	(4,352)	1,395
Other deductions	(1,841)	(2,360)
Net other income (deductions)	10,714	23,040

Interest Charges	31,410	28,949

Earnings (Loss) before Income Taxes	(10,153)	23,994

Income Taxes (Benefit)	(4,939)	7,587

Earnings (Loss) from Continuing Operations	(5,214)	16,407

Earnings from Discontinued Operations, net of Income
Taxes of $0 and $40,027	-	75,853

Net Earnings (Loss)	(5,214)	92,260

Earnings Attributable to Valencia Non-controlling Interest	(3,103)	(2,579)

Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)

Net Earnings (Loss) Attributable to PNMR	$(8,449)	$89,549

Earnings (Loss) from Continuing Operations Attributable to PNMR per Common Share:
Basic	$(0.09)	$0.15
Diluted	$(0.09)	$0.15
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	$(0.09)	$0.98
Diluted	$(0.09)	$0.98

Dividends Declared per Common Share	$0.125	$0.125

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$28,986	$14,641
Special deposits	31,962	52
Accounts receivable, net of allowance for uncollectible accounts of $11,415 and $12,783	100,956	106,593
Unbilled revenues	61,399	78,274
Other receivables	79,847	77,672
Materials, supplies, and fuel stock	50,532	50,631
Regulatory assets	18,976	7,476
Commodity derivative instruments	61,783	50,619
Income taxes receivable	127,597	129,171
Other current assets	90,758	63,076

Total current assets	652,796	578,205

Other Property and Investments:
Investment in PVNGS lessor notes	121,796	137,511
Equity investment in Optim Energy	193,589	195,666
Investments held by NDT	141,237	137,032
Other investments	24,645	25,528
Non-utility property, net of accumulated depreciation of $3,999 and $3,779	7,704	7,923

Total other property and investments	488,971	503,660

Utility Plant:
Plant in service and plant held for future use	4,735,674	4,693,530
Less accumulated depreciation and amortization	1,628,167	1,611,496
	3,107,507	3,082,034
Construction work in progress	166,198	181,078
Nuclear fuel, net of accumulated amortization of $23,830 and $19,456	75,473	69,337

Net utility plant	3,349,178	3,332,449

Deferred Charges and Other Assets:
Regulatory assets	525,056	524,136
Goodwill	321,310	321,310
Other intangible assets, net of accumulated amortization of $5,314 and $5,272	26,525	26,567
Commodity derivative instruments	3,779	2,413
Other deferred charges	92,775	71,181

Total deferred charges and other assets	969,445	945,607
	$5,460,390	$5,359,921

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$287,973	$198,000
Current installments of long-term debt	2,125	2,125
Accounts payable	103,354	111,432
Accrued interest and taxes	66,717	45,341
Regulatory liabilities	1,701	908
Commodity derivative instruments	59,944	24,025
Other current liabilities	152,114	181,442

Total current liabilities	673,928	563,273

Long-term Debt	1,565,366	1,565,206

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	528,773	531,166
Accumulated deferred investment tax credits	19,911	20,518
Regulatory liabilities	354,503	350,324
Asset retirement obligations	72,418	70,963
Accrued pension liability and postretirement benefit cost	275,681	281,923
Commodity derivative instruments	12,133	4,549
Other deferred credits	124,611	121,394

Total deferred credits and other liabilities	1,388,030	1,380,837

Total liabilities	3,627,324	3,509,316

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNMR Convertible Preferred Stock, Series A without mandatory redemption requirements
(no stated value, 10,000,000 shares authorized: issued and outstanding 477,800 shares)	100,000	100,000
PNMR common stockholders’ equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued
and outstanding 86,673,174 shares)	1,290,248	1,289,890
Accumulated other comprehensive income (loss), net of income taxes	(44,044)	(46,057)
Retained earnings	386,003	405,884
Total PNMR common stockholders’ equity	1,632,207	1,649,717
Non-controlling interest in Valencia	89,330	89,359
Total equity	1,821,537	1,839,076

	$5,460,390	$5,359,921

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(5,214)	$92,260
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	44,318	42,305
PVNGS firm sales contract revenue	(14,329)	(13,964)
Bad debt expense	6,397	14,908
Deferred income taxes (benefit)	(4,334)	(89,714)
Equity in net (earnings) loss of Optim Energy	4,352	(1,395)
Net unrealized losses on derivatives	33,355	6,955
Realized (gains) losses on investments held by NDT	(1,743)	4,382
Gain on sale of PNM Gas	-	(101,369)
Gain on reacquired debt	-	(7,467)
Stock based compensation expense	1,427	1,070
Other, net	(807)	333
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	16,113	4,423
Materials, supplies, and fuel stock	98	2,098
Other current assets	(70,817)	(1,521)
Other assets	(4,594)	1,386
Accounts payable	(8,078)	(79,020)
Accrued interest and taxes	22,950	139,815
Other current liabilities	(21,680)	(26,823)
Other liabilities	(10,670)	(3,950)
Net cash flows from operating activities	(13,256)	(15,288)

Cash Flows From Investing Activities:
Utility plant additions	(67,542)	(80,850)
Proceeds from sales of investments held by NDT	20,699	44,391
Purchases of investments held by NDT	(21,614)	(44,724)
Proceeds from sale of PNM Gas	-	640,620
Transaction costs for sale of PNM Gas	-	(10,604)
Return of principal on PVNGS lessor notes	14,216	11,458
Other, net	165	416
Net cash flows from investing activities	(54,076)	560,707

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	89,973	(599,067)
Long-term borrowings	-	309,242
Repayment of long-term debt	-	(314,079)
Issuance of common stock	-	620
Proceeds from stock option exercise	483	-
Purchase of common stock to satisfy stock awards	(1,446)	(803)
Excess tax (shortfall) from stock-based payment arrangements	(106)	(519)
Dividends paid	(11,564)	(11,546)
Equity transactions with Valencia’s owner	(3,132)	-
Payments received on PVNGS firm-sales contracts	7,593	7,634
Debt issuance costs and other	(124)	(7,075)
Net cash flows from financing activities	81,677	(615,593)

Change in Cash and Cash Equivalents	14,345	(70,174)
Cash and Cash Equivalents at Beginning of Period	14,641	140,644
Cash and Cash Equivalents at End of Period	$28,986	$70,470

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$5,349	$19,533
Income taxes paid (refunded), net	$(2,020)	$(1,777)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PNMR COMMON STOCKHOLDERS’ EQUITY
(Unaudited)

			Accumulated		Total PNMR
	Common Stock		Other		Common
	Number of	Aggregate	Comprehensive	Retained	Stockholders’
	Shares	Value	Income (Loss)	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2009	86,673,174	$1,289,890	$(46,057)	$405,884	$1,649,717
Purchase of common stock to satisfy stock awards	-	(963)	-	-	(963)
Tax shortfall from stock-based compensation arrangements	-	(106)	-	-	(106)
Stock based compensation expense	-	1,427	-	-	1,427
Net earnings (loss) attributable to PNMR	-	-	-	(8,449)	(8,449)
Total other comprehensive income	-	-	2,013	-	2,013
Dividends declared on common stock	-	-	-	(11,432)	(11,432)
Balance at March 31, 2010	86,673,174	$1,290,248	$(44,044)	$386,003	$1,632,207

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Net Earnings (Loss)	$(5,214)	$92,260

Other Comprehensive Income (Loss):

Unrealized Gain on Investment Securities:
Unrealized holding gains arising during
the period, net of income tax (expense)
of $(1,222) and $(353)	1,865	538
Reclassification adjustment for (gains) included in
net earnings (loss), net of income tax expense
of $610 and $292	(931)	(446)

Pension liability adjustment, net of income tax benefit
of $147 and $38,671	(223)	(59,008)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
of $(5,056) and $(10,794)	7,617	15,137
Reclassification adjustment for (gains) losses included in
net earnings (loss), net of income tax expense
of $4,192 and $6,101	(6,315)	(9,090)

Total Other Comprehensive Income (Loss)	2,013	(52,869)

Comprehensive Income (Loss)	(3,201)	39,391

Comprehensive Income Attributable to Valencia Non-controlling Interest	(3,103)	(2,579)

Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)

Comprehensive Income (Loss) Attributable to PNMR	$(6,436)	$36,680

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Electric Operating Revenues	$230,536	$231,955

Operating Expenses:
Cost of energy	86,434	101,533
Administrative and general	37,686	29,690
Energy production costs	53,885	50,944
Depreciation and amortization	22,852	22,428
Transmission and distribution costs	9,308	9,073
Taxes other than income taxes	7,914	7,801
Total operating expenses	218,079	221,469
Operating income	12,457	10,486

Other Income and Deductions:
Interest income	4,935	5,961
Gains (losses) on investments held by NDT	1,743	(4,382)
Other income	10,037	316
Other deductions	(623)	(866)
Net other income (deductions)	16,092	1,029

Interest Charges	18,077	17,207

Earnings (Loss) before Income Taxes	10,472	(5,692)

Income Taxes (Benefit)	2,921	(3,348)

Earnings (Loss) from Continuing Operations	7,551	(2,344)

Earnings from Discontinued Operations, net of Income
Taxes of $0 and $40,027	-	75,853

Net Earnings	7,551	73,509

Earnings Attributable to Valencia Non-controlling Interest	(3,103)	(2,579)

Net Earnings Attributable to PNM	4,448	70,930

Preferred Stock Dividends Requirements	(132)	(132)

Net Earnings Available for PNM Common Stock	$4,316	$70,798

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$10,546	$1,373
Special deposits	31,912	2
Accounts receivable, net of allowance for uncollectible accounts of $1,483 and $1,483	61,236	70,515
Unbilled revenues	32,562	38,067
Other receivables	76,060	74,120
Affiliate accounts receivable	24	33
Materials, supplies, and fuel stock	47,497	47,789
Regulatory assets	18,976	7,476
Commodity derivative instruments	24,968	24,498
Income taxes receivable	56,926	59,299
Other current assets	47,787	40,197

Total current assets	408,494	363,369

Other Property and Investments:
Investment in PVNGS lessor notes	121,796	137,511
Investments held by NDT	141,237	137,032
Other investments	7,515	7,473
Non-utility property	976	976

Total other property and investments	271,524	282,992

Utility Plant:
Plant in service and plant held for future use	3,711,182	3,677,974
Less accumulated depreciation and amortization	1,270,202	1,260,903
	2,440,980	2,417,071
Construction work in progress	152,144	159,793
Nuclear fuel, net of accumulated amortization of $23,830 and $19,456	75,473	69,337

Net utility plant	2,668,597	2,646,201

Deferred Charges and Other Assets:
Regulatory assets	372,112	375,131
Goodwill	51,632	51,632
Other deferred charges	71,199	55,841

Total deferred charges and other assets	494,943	482,604
	$3,843,558	$3,775,166

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$178,000	$118,000
Accounts payable	66,491	57,473
Affiliate accounts payable	14,183	13,481
Accrued interest and taxes	39,265	24,124
Regulatory liabilities	1,701	908
Commodity derivative instruments	6,393	1,509
Other current liabilities	102,125	126,273

Total current liabilities	408,158	341,768

Long-term Debt	1,055,736	1,055,733

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	366,218	364,498
Accumulated deferred investment tax credits	19,911	20,518
Regulatory liabilities	313,079	316,215
Asset retirement obligations	71,536	70,099
Accrued pension liability and postretirement benefit cost	259,933	265,791
Commodity derivative instruments	1,199	556
Other deferred credits	93,187	90,425

Total deferred credits and liabilities	1,125,063	1,128,102

Total liabilities	2,588,957	2,525,603

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized:
issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNM common stockholder’s equity
Common stock outstanding (no par value, 40,000,000 shares authorized: issued
and outstanding 39,117,799 shares)	1,018,776	1,018,776
Accumulated other comprehensive income (loss), net of income taxes	(51,056)	(51,807)
Retained earnings	186,022	181,706
Total PNM common stockholder’s equity	1,153,742	1,148,675
Non-controlling interest in Valencia	89,330	89,359
Total equity	1,243,072	1,238,034

	$3,843,558	$3,775,166

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$7,551	$73,509
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	28,010	25,934
PVNGS firm sales contract revenue	(14,329)	(13,964)
Deferred income taxes (benefit)	620	(91,481)
Net unrealized losses on derivatives	5,289	5,887
Realized (gains) losses on investments held by NDT	(1,743)	4,382
Gain on sale of PNM Gas	-	(101,369)
Other, net	(203)	262
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	14,181	5,463
Materials, supplies, and fuel stock	292	1,698
Other current assets	(48,578)	9,009
Other assets	2,219	4,504
Accounts payable	9,018	(32,116)
Accrued interest and taxes	17,514	136,943
Other current liabilities	(16,083)	(28,205)
Other liabilities	(10,142)	(2,890)
Net cash flows from operating activities	(6,384)	(2,434)

Cash Flows From Investing Activities:
Utility plant additions	(62,025)	(71,123)
Proceeds from sales of NDT investments	20,699	44,391
Purchases of NDT investments	(21,614)	(44,724)
Proceeds from sale of PNM Gas	-	640,620
Transaction cost for sale of PNM Gas	-	(10,604)
Return of principal on PVNGS lessor notes	14,216	13,339
Other, net	(48)	101
Net cash flows from investing activities	(48,772)	572,000

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	60,000	(340,000)
Payments received on PVNGS firm-sales contracts	7,593	7,634
Equity transactions with Valencia’s owner	(3,132)	-
Dividends paid	(132)	(220,132)
Net cash flows from financing activities	64,329	(552,498)

Change in Cash and Cash Equivalents	9,173	17,068
Cash and Cash Equivalents at Beginning of Period	1,373	46,622
Cash and Cash Equivalents at End of Period	$10,546	$63,690

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$3,773	$4,755
Income taxes paid (refunded), net	$-	$-

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PNM COMMON STOCKHOLDER’S EQUITY
(Unaudited)

			Accumulated		Total PNM
	Common Stock		Other		Common
	Number of	Aggregate	Comprehensive	Retained	Stockholder’s
	Shares	Value	Income (Loss)	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2009	39,117,799	$1,018,776	$(51,807)	$181,706	$1,148,675
Net earnings attributable to PNM	-	-	-	4,448	4,448
Total other comprehensive income	-	-	751	-	751
Dividends on preferred stock	-	-	-	(132)	(132)
Balance at March 31, 2010	39,117,799	$1,018,776	$(51,056)	$186,022	$1,153,742

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Net Earnings	$7,551	$73,509

Other Comprehensive Income (Loss):

Unrealized Gain on Investment Securities:
Unrealized holding gains arising during
the period, net of income tax (expense)
of $(1,222) and $(353)	1,865	538
Reclassification adjustment for (gains) included in
net earnings, net of income tax expense
of $610 and $292	(931)	(446)

Pension liability adjustment, net of income tax benefit
of $147 and $38,671	(223)	(59,008)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense)
of $(2,696) and $(7,459)	4,114	11,381
Reclassification adjustment for (gains) included in
net earnings, net of income tax expense
of $2,670 and $3,849	(4,074)	(5,872)

Total Other Comprehensive Income (Loss)	751	(53,407)

Comprehensive Income	8,302	20,102

Comprehensive Income Attributable to Valencia Non-controlling Interest	(3,103)	(2,579)

Comprehensive Income Attributable to PNM	$5,199	$17,523

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Electric Operating Revenues:
Non-affiliates	$38,591	$31,922
Affiliate	9,586	9,303
Total electric operating revenues	48,177	41,225

Operating Expenses:
Cost of energy	9,051	8,595
Administrative and general	9,494	8,329
Depreciation and amortization	10,095	8,598
Transmission and distribution costs	4,581	4,941
Taxes other than income taxes	4,714	4,677
Total operating expenses	37,935	35,140
Operating income	10,242	6,085

Other Income and Deductions:
Other income	364	417
Other deductions	(18)	(25)
Net other income (deductions)	346	392

Interest Charges	7,869	4,095

Earnings Before Income Taxes	2,719	2,382

Income Taxes	1,075	961

Net Earnings	$1,644	$1,421

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$71	$138
Special deposits	50	50
Accounts receivable	13,264	11,773
Unbilled revenues	5,199	7,239
Other receivables	848	579
Affiliate accounts receivable	4,730	5,151
Materials and supplies	2,818	2,591
Income taxes receivable	7,088	10,762
Other current assets	448	1,012

Total current assets	34,516	39,295

Other Property and Investments:
Other investments	270	270
Non-utility property	2,111	2,111

Total other property and investments	2,381	2,381

Utility Plant:
Plant in service and plant held for future use	871,605	864,260
Less accumulated depreciation and amortization	296,304	292,608
	575,301	571,652
Construction work in progress	4,455	9,832

Net utility plant	579,756	581,484

Deferred Charges and Other Assets:
Regulatory assets	152,944	149,005
Goodwill	226,665	226,665
Other deferred charges	10,485	10,225

Total deferred charges and other assets	390,094	385,895

	$1,006,747	$1,009,055

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$17,500	$23,500
Accounts payable	2,623	6,243
Affiliate accounts payable	1,109	2,281
Accrued interest and taxes	17,878	16,505
Other current liabilities	2,515	2,194

Total current liabilities	41,625	50,723

Long-term Debt	309,868	309,712

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	135,032	136,944
Regulatory liabilities	41,425	34,109
Asset retirement obligations	788	772
Accrued pension liability and postretirement benefit cost	15,748	16,132
Other deferred credits	9,272	8,872

Total deferred credits and other liabilities	202,265	196,829

Total liabilities	553,758	557,264

Commitments and Contingencies (See Note 9)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	443,187	443,187
Accumulated other comprehensive income (loss), net of income taxes	(520)	(74)
Retained earnings	10,258	8,614

Total common stockholder’s equity	452,989	451,791

	$1,006,747	$1,009,055

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$1,644	$1,421
Adjustments to reconcile net earnings to
net cash flows from operating activities:
Depreciation and amortization	11,101	10,317
Deferred income taxes (benefit)	(1,665)	(789)
Other, net	10	13
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	549	2,065
Materials and supplies	(227)	(93)
Other current assets	296	(144)
Other assets	(856)	(11)
Accounts payable	(3,620)	(7,996)
Accrued interest and taxes	5,047	(8,230)
Other current liabilities	(429)	2,209
Other liabilities	(585)	(796)
Net cash flows from operating activities	11,265	(2,034)

Cash Flows From Investing Activities:
Utility plant additions	(5,207)	(8,052)
Net cash flows from investing activities	(5,207)	(8,052)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	-	(150,000)
Short-term borrowings (repayments), net – affiliate	(6,000)	24,700
Long-term borrowings	-	309,242
Repayment of long-term debt	-	(167,690)
Debt issuance costs and other	(125)	(6,231)
Net cash flows from financing activities	(6,125)	10,021

Change in Cash and Cash Equivalents	(67)	(65)
Cash and Cash Equivalents at Beginning of Period	138	124
Cash and Cash Equivalents at End of Period	$71	$59

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$865	$8,650
Income taxes paid (refunded), net	$(860)	$(935)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated		Total
	Common Stock			Other		Common
	Number of	Aggregate	Paid-in	Comprehensive	Retained	Stockholder’s
	Shares	Value	Capital	Income (Loss)	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2009	6,358	$64	$443,187	$(74)	$8,614	$451,791
Net earnings	-	-	-	-	1,644	1,644
Total other comprehensive income (loss)	-	-	-	(446)	-	(446)
Balance at March 31, 2010	6,358	$64	$443,187	$(520)	$10,258	$452,989

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Net Earnings	$1,644	$1,421

Other Comprehensive Income (Loss):

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax
benefit of $350 and $300	(631)	(541)
Reclassification adjustment for losses included in
net earnings, net of income tax (benefit)
of $(102) and $0	185	-

Total Other Comprehensive Income (Loss)	(446)	(541)

Comprehensive Income	$1,198	$880

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2010 and December 31, 2009, and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2010 and 2009.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could ultimately differ from those estimated.  The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations.  Readers of these financial statements should refer to PNMR’s, PNM’s and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2009 Annual Reports on Form 10-K.

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP.  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP.  Discussions regarding only PNMR, PNM, or TNMP will be indicated as such.  Certain amounts in the 2009 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2010 financial statement presentation.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest.  PNMR’s primary subsidiaries are PNM, TNMP, and First Choice.  PNM consolidates the PVNGS Capital Trust and Valencia.  PNMR shared services’ administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are allocated to the business segments.  Other significant intercompany transactions between PNMR, PNM, and TNMP include energy purchases and sales, transmission and distribution services, lease payments, and dividends paid on common stock.  All intercompany transactions and balances have been eliminated.  See Note 12.

Restatement

As discussed in Note 12 of Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K, the actuarial determination of the PBO for the PNM pension plan at December 31, 2009 revealed that there had been an increase in the PBO of $9.6 million due to the retirement of employees transferred to NMGC following the sale of PNM Gas in January 2009.  This increase was expensed, similar to a plan curtailment, as required by GAAP and reduced the gain recognized on the sale.  The expense for the PBO increase is reflected through a retroactive adjustment of the March 31, 2009 quarter for PNMR and PNM.  The retroactive adjustment is part of discontinued operations for PNMR and PNM and does not impact earnings from continuing operations or earnings

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

per share from continuing operations.  The retroactive adjustment had the following impact on the March 31, 2009 amounts:

	Quarter Ended March 31, 2009
	As Originally
	Reported	As Restated
	(In thousands, except per share amounts)

PNMR
Net earnings (loss)	$98,082	$92,260
Net earnings (loss) attributable to PNMR	95,371	89,549
Net earnings (loss) attributable to PNMR per common share:
Basic	1.04	0.98
Diluted	1.04	0.98

PNM
Net earnings	79,331	73,509
Net earnings attributable to PNM	76,752	70,930

(2)	Disposition

PNM Gas Sale

On January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprised the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620.0 million in cash, subject to adjustment based on the actual level of working capital at closing. PNM received an additional $32.9 million related to working capital true-ups, including $20.6 million received at closing.  In a separate transaction conditioned upon the sale of the natural gas operations, PNMR proposed to acquire CRHC, Continental's regulated Texas electric transmission and distribution business, for $202.5 million in cash. On July 22, 2008, PNMR and Continental agreed to terminate the agreement for the acquisition of CRHC.  Under the termination agreement, Continental agreed to pay PNMR $15.0 million upon the closing of the PNM Gas transaction.  PNM completed the sale of PNM Gas on January 30, 2009 and recognized a gain of $67.1 million, after income taxes of $34.3 million in 2009, which is included in discontinued operations.  This gain reflects the reduction for the increase in the PBO of the PNM pension plan related to the retirement of employees transferred to NMGC.  See Note 1.  PNMR recognized an additional pre-tax gain of $15.0 million ($9.1 million after income taxes) due to the CRHC termination payment, which is included in other income.  In connection with the sale, PNM retained obligations under the frozen PNM pension and executive retirement plans for employees transferred to NMGC.  PNM had a regulatory asset related to these plans, which was removed from regulatory assets and transferred to AOCI. The after-tax charge to AOCI was $59.0 million. PNM also retained obligations for certain contingent liabilities that existed at the date of sale.

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

PNM Electric

PNM Electric includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC.  PNM Electric provides integrated electricity services that include the generation, transmission and distribution of electricity for retail electric customers in New Mexico as well as the sale of transmission to third parties.  PNM Electric also includes the generation and sale of electricity into the wholesale market.  This includes optimization of PNM’s jurisdictional assets as well as the capacity excluded from retail rates.  FERC has jurisdiction over wholesale rates.

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

First Choice

First Choice is a certified retail electric provider operating in Texas that primarily serves residential, small commercial, and governmental customers.  Although First Choice is regulated in certain respects by the PUCT, it is not subject to traditional rate of return regulation.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM	TNMP	First	Corporate
Three Months Ended March 31, 2010	Electric	Electric	Choice	and Other	Consolidated
			(In thousands)
Operating revenues	$230,536	$38,591	$114,390	$(60)	$383,457
Intersegment revenues	-	9,586	-	(9,586)	-
Total revenues	230,536	48,177	114,390	(9,646)	383,457
Cost of energy	86,434	9,051	104,990	(9,587)	190,888
Gross margin	144,102	39,126	9,400	(59)	192,569
Other operating expenses	108,793	18,789	20,448	(3,283)	144,747
Depreciation and amortization	22,852	10,095	263	4,069	37,279
Operating income (loss)	12,457	10,242	(11,311)	(845)	10,543

Interest income	4,935	-	2	90	5,027
Equity in net earnings (loss) of Optim Energy	-	-	-	(4,352)	(4,352)
Other income (deductions)	11,157	346	(8)	(1,456)	10,039
Interest charges	(18,077)	(7,869)	(311)	(5,153)	(31,410)

Segment earnings (loss) before income taxes	10,472	2,719	(11,628)	(11,716)	(10,153)

Income taxes (benefit)	2,921	1,075	(4,175)	(4,760)	(4,939)

Segment earnings (loss) from continuing operations	7,551	1,644	(7,453)	(6,956)	(5,214)

Valencia non-controlling interest	(3,103)	-	-	-	(3,103)
Subsidiary preferred stock dividends	(132)	-	-	-	(132)

Segment earnings (loss) from continuing operations attributable to PNMR	$4,316	$1,644	$(7,453)	$(6,956)	$(8,449)

At March 31, 2010:
Total Assets	$3,843,558	$1,006,747	$232,864	$377,221	$5,460,390
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM	TNMP	First	Corporate
Three Months Ended March 31, 2009	Electric	Electric	Choice	and Other	Consolidated
			(In thousands)
Operating revenues	$231,944	$31,922	$122,174	$(175)	$385,865
Intersegment revenues	11	9,303	-	(9,314)	-
Total revenues	231,955	41,225	122,174	(9,489)	385,865
Cost of energy	101,533	8,595	80,423	(9,303)	181,248
Gross margin	130,422	32,630	41,751	(186)	204,617
Other operating expenses	97,508	17,947	29,332	(6,144)	138,643
Depreciation and amortization	22,428	8,598	518	4,527	36,071
Operating income	10,486	6,085	11,901	1,431	29,903

Interest income	5,961	-	35	(773)	5,223
Equity in net earnings of Optim Energy	-	-	-	1,395	1,395
Other income (deductions)	(4,932)	392	-	20,962	16,422
Interest charges	(17,207)	(4,095)	(999)	(6,648)	(28,949)

Segment earnings (loss) before income taxes	(5,692)	2,382	10,937	16,367	23,994

Income taxes (benefit)	(3,348)	961	3,899	6,075	7,587

Segment earnings (loss) from continuing operations	(2,344)	1,421	7,038	10,292	16,407

Valencia non-controlling interest	(2,579)	-	-	-	(2,579)
Subsidiary preferred stock dividends	(132)	-	-	-	(132)

Segment earnings (loss) from continuing operations attributable to PNMR	$(5,055)	$1,421	$7,038	$10,292	$13,696

At March 31, 2009:
Total Assets	$3,676,562	$971,998	$245,885	$383,117	$5,277,562
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Energy Related Derivative Contracts and Fair Value Disclosures

Energy Related Derivative Contracts

    The Company is exposed to certain risks relating to its ongoing business operations.  The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy or fuel used to generate electricity, or to manage anticipated generation capacity in excess of forecasted demand from existing customers.  Substantially all of the Company’s energy related derivative contracts are entered into to manage commodity risk and the Company does not currently engage in speculative trading.

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

    PNM is required to meet the demand and energy needs of its retail and wholesale customers.  For PNM’s share of PVNGS Unit 3 and the requirements of retail customers not covered under PNM’s FPPAC, PNM is exposed to market risk.  PNM’s operations are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases.  PNM would be exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated.  If all or a portion of the net open contract position were required to be covered as a result of the aforementioned unexpected situations, commitments would have to be met through market purchases.  As discussed in Note 10, on April 20, 2010, PNM received NMPRC approval of a hedging plan to manage fuel and purchased power costs related to those customers under the FPPAC.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    For derivative transactions meeting the definition of a cash flow hedge, the Company documents the relationships between the hedging instruments and the items being hedged.  This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges.  Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in AOCI to the extent effective.  Ineffectiveness gains and losses were immaterial for all periods presented.  The amounts shown as current assets and current liabilities relate to contracts that will be settled in the next twelve months.  Gains or losses related to cash flow hedge instruments are reclassified from AOCI when the hedged transaction settles and impacts earnings.  Based on market prices at March 31, 2010, after-tax gains of $11.8 million for PNMR and $12.8 million for PNM would be reclassified from AOCI into earnings during the next twelve months. However, the actual amount reclassified into earnings will vary due to future changes in market prices.  As of March 31, 2010, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is through December 2010.

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

Fair value is defined under GAAP as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Fair value is based on current market quotes as available and is supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available.  External pricing input availability varies based on commodity location, market liquidity, and term of the agreement.  Valuations of derivative assets and liabilities take into account nonperformance risk, including the effect of the Company’s own credit standing.  The Company regularly assesses the validity and availability of pricing data for its derivative transactions.  Although management uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimation technique.

At March 31, 2010, amounts recognized for the right to reclaim cash collateral are $4.3 million for PNMR and $3.8 million for PNM.  PNMR and PNM had no obligations to return cash collateral at March 31, 2010.

The following tables do not include activity related to PNM Gas.  See Note 14.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity Derivatives

Commodity derivative instruments are summarized as follows:

					Qualified Cash
	Economic Hedges		Trading Transactions		Flow Hedges
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
		(In thousands)
PNMR
Current assets	$24,219	$15,728	$16,274	$13,889	$21,290	$21,002
Deferred charges	3,779	2,413	-	-	-	-
	27,998	18,141	16,274	13,889	21,290	21,002

Current liabilities	(44,618)	(11,375)	(15,326)	(12,650)	-	-
Long-term liabilities	(12,133)	(4,549)	-	-	-	-
	(56,751)	(15,924)	(15,326)	(12,650)	-	-

Net	$(28,753)	$2,217	$948	$1,239	$21,290	$21,002

PNM
Current assets	$3,678	$3,496	$-	$-	$21,290	$21,002
Deferred charges	-	-	-	-	-	-
	3,678	3,496	-	-	21,290	21,002

Current liabilities	(6,393)	(1,509)	-	-	-	-
Long-term liabilities	(1,199)	(556)	-	-	-	-
	(7,592)	(2,065)	-	-	-	-
Net	$(3,914)	$1,431	$-	$-	$21,290	$21,002

First Choice decided to end speculative trading in 2008 and flattened remaining speculative positions.  The PNMR trading transactions column of the above table includes all balances related to the remaining flattened speculative positions of First Choice. No significant additional costs are expected related to speculative trading.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the effect of commodity derivative instruments on earnings and OCI, excluding income tax effects.  For cash flow hedges, including those de-designated, the earnings impact reflects the reclassification from AOCI when the hedged transactions settle.

	Economic Hedges		Trading Transactions		Qualified Cash Flow Hedges
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009
			(In thousands)
PNMR
Electric operating revenues	$(1,886)	$3,804	$3	$(5)	$6,749	$9,676
Cost of energy	(31,949)	(14,065)	-	-	(477)	(2,161)
Total gain (loss)	$(33,835)	$(10,261)	$3	$(5)	$6,272	$7,515

Recognized in OCI					$765	$(1,232)

PNM
Electric operating revenues	$(1,886)	$3,804	$-	$61	$6,749	$9,676
Cost of energy	(3,625)	(11,783)	-	-	55	46
Total gain (loss)	$(5,511)	$(7,979)	$-	$61	$6,804	$9,722

Recognized in OCI					$233	$9,119

Commodity contract volume positions are presented in Decatherms for gas related contracts and in MWh for power related contracts.  The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Decatherms			MWh
	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges

March 31, 2010
PNMR	20,192,500	(1,480,137)	-	2,056,226	-	(594,090)
PNM	4,580,000	-	-	321,275	-	(594,090)

December 31, 2009
PNMR	17,852,500	(1,963,293)	-	1,658,101	-	(788,400)
PNM	6,087,500	-	-	468,525	-	(788,400)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents information about the Company’s contingent requirements to provide collateral under commodity contracts having an objectively determinable collateral provision that are in net liability positions and are not fully collateralized with cash.  Contractual liability represents commodity derivative contracts recorded at fair value on the balance sheet, determined on an individual contract basis without offsetting amounts for individual contracts that are in an asset position and could be offset under master netting agreements with the same counterparty.  The table only reflects cash collateral that has been posted under the existing contracts and does not reflect letters of credit under the Company’s revolving credit facilities that have been issued as collateral.  Net exposure is the net contractual liability for all contracts, including those designated as normal purchases and sales, offset by existing cash collateral and by any offsets available under master netting agreements, including both asset and liability positions.

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
March 31, 2010
PNMR	$26,059	$-	$18,856
PNM	$303	$-	$276

December 31, 2009
PNMR	$17,124	$1,000	$14,104
PNM	$1,211	$1,000	$37

Sale of Power from PVNGS Unit 3

In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW.  Under two of the contracts, PNM sells 90 MW of firm capacity and energy.  Under the remaining contract, PNM sells 45 MW of unit contingent capacity and energy. The term of the contracts is May 1, 2008 through December 31, 2010.  Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million.  These amounts were recorded as deferred revenue and are being amortized over the life of the contracts.  At March 31, 2010 and December 31, 2009, $21.1 million and $29.5 million were included in other current liabilities related to these contracts.  The prepayments received under the firm contracts, as well as required subsequent monthly payments on them, are shown as a financing activity in the Condensed Consolidated Statement of Cash Flows.  The firm contracts are considered energy derivatives.  The firm contracts are accounted for as cash flow hedges and changes in fair value are included in AOCI.  The contingent contract is accounted for as a normal sale.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, temporary investments, receivables, and payables due to the short period of maturity.  Available-for-sale securities are carried at fair value.

Available-for-sale securities for PNMR and PNM consist of PNM assets held in trust for its share of decommissioning costs of PVNGS.  The trust holds equity and fixed income securities.  The fair value and gross unrealized gains of investments in available for sale securities are presented in the following table.  PNMR and PNM do not have any unrealized losses on available for sale securities.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2010		December 31, 2009
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
		(In thousands)
Equity securities:
Domestic value	$3,891	$22,939	$1,684	$21,458
Domestic growth	10,957	40,541	8,901	38,132
International and other	2,164	9,845	1,558	9,985
Fixed income securities:
Municipals	1,713	37,224	1,715	36,901
U.S. Government	120	20,448	25	20,451
Corporate and other	511	8,333	309	8,006
Cash investments	-	1,907	-	2,099
	$19,356	$141,237	$14,192	$137,032

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table.  Realized gains and losses are determined by specific identification of costs of securities sold.

Three Months Ended March 31, 2010
(In thousands)

Proceeds from sales	$20,699
Gross realized gains	$1,905
Gross realized (losses)	$(1,362)

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

At March 31, 2010, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$548	$35	$35
After 1 year through 5 years	19,338	179,457	164,891
After 5 years through 10 years	8,109	4,473	-
Over 10 years	38,010	-	-
	$66,005	$183,965	$164,926

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amount and fair value of other non-derivative financial instruments (including current maturities) are:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
PNMR
Long-term debt	$1,567,491	$1,643,491	$1,567,331	$1,627,986
Investment in PVNGS lessor notes	$152,805	$157,137	$159,936	$169,863
Other investments	$24,645	$29,645	$25,528	$34,078

PNM
Long-term debt	$1,055,736	$1,057,525	$1,055,733	$1,044,516
Investment in PVNGS lessor notes	$152,805	$157,137	$159,936	$169,863
Other investments	$7,515	$8,597	$7,473	$8,457

TNMP
Long-term debt	$309,868	$375,345	$309,712	$368,350
Other investments	$270	$270	$270	$270

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

For NDT investments, Level 2 fair values are provided by the trustee utilizing a pricing service. The pricing provider predominantly uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics.  For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices.  Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty.  Fair values of Level 3 commodity derivatives are determined in a manner similar to those in Level 2, but are at a lower level in the hierarchy due to low transaction volume or market illiquidity that significantly limit the availability of observable market data.

Derivatives and Investments

The fair values of derivatives and investments that are recorded at fair value on the Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 are as follows:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Quoted Prices	Significant
		in Active	Other	Significant
		Market for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total(1)	(Level 1)	(Level 2)	(Level 3)
March 31, 2010		(In thousands)
PNMR and PNM
NDT investments
Cash and equivalents	$1,907	$1,907	$-	$-
Equity securities:
Domestic value	22,939	22,939	-	-
Domestic growth	40,541	40,541	-	-
International and other	9,845	9,845	-	-
Fixed income securities:
U.S. government	20,448	15,244	5,204	-
Municipals	37,224	-	37,224	-
Corporate and other	8,333	13	8,320	-
Total NDT investments	$141,237	$90,489	$50,748	$-

PNMR
Commodity derivative assets	$65,562	$19,144	$46,261	$469
Commodity derivative liabilities	(72,077)	(35,917)	(36,088)	(384)
Net	$(6,515)	$(16,773)	$10,173	$85

PNM
Commodity derivative assets	$24,968	$840	$24,128	$-
Commodity derivative liabilities	(7,592)	(2,966)	(4,626)	-
Net	$17,376	$(2,126)	$19,502	$-

December 31, 2009
PNMR and PNM
NDT investments
Cash and equivalents	$2,099	$2,099	$-	$-
Equity securities:
Domestic value	21,458	21,458	-	-
Domestic growth	38,132	38,132	-	-
International and other	9,985	9,985	-	-
Fixed income securities:
U.S. government	20,451	15,135	5,316	-
Municipals	36,901	-	36,901	-
Corporate and other	8,006	-	8,006	-
Total NDT investments	$137,032	$86,809	$50,223	$-

PNMR
Commodity derivative assets	$53,032	$9,097	$43,510	$320
Commodity derivative liabilities	(28,574)	(10,534)	(17,863)	(72)
Net	$24,458	$(1,437)	$25,647	$248

PNM
Commodity derivative assets	$24,498	$-	$24,498	$-
Commodity derivative liabilities	(2,065)	(958)	(1,090)	(17)
Net	$22,433	$(958)	$23,408	$(17)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   (1)  The Level 1, 2 and 3 columns in the above table are presented based on the nature of each instrument.  The total column is presented based on the balance sheet classification of the instruments and reflect unit of account reclassifications between commodity derivative assets and commodity derivative liabilities of $0.3 million for PNMR and zero for PNM at March 31, 2010 and $0.1 million for PNMR and zero for PNM at December 31, 2009.  There were no transfers between levels during the three months ended March 31, 2010.

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	PNMR		PNM
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
		(In thousands)
Balance at beginning of period	$248	$(409)	$(17)	$(409)
Total gains (losses) included in earnings	(377)	(2,088)	(128)	(2,088)
Total gains (losses) included in other comprehensive income	-	(413)	-	-
Purchases, issuances, and settlements(1)	214	699	145	632
Balance at end of period	$85	$(2,211)	$-	$(1,865)

Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$(180)	$(1,522)	$-	$(1,522)

(1)	Includes fair value reversal of contracts settled, unearned and prepaid option premiums received and paid during the period for contracts still held at end of period.

Gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings are reported in operating revenues and cost of energy as follows:

	PNMR		PNM
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
		(In thousands)
Gains (losses) included in earnings:
Electric operating revenues	$-	$159	$-	$159
Cost of energy	(377)	(2,247)	(128)	(2,247)
Total	$(377)	$(2,088)	$(128)	$(2,088)

Change in unrealized gains or losses related to assets still held at the reporting date:
Electric operating revenues	$-	$123	$-	$123
Cost of energy	(180)	(1,645)	-	(1,645)
Total	$(180)	$(1,522)	$-	$(1,522)

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

In accordance with GAAP, dual presentation of basic and diluted earnings (loss) per share has been presented in the Condensed Consolidated Statements of Earnings (Loss) of PNMR.  Information regarding the computation of earnings (loss) per share is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Earnings (Loss) Attributable to PNMR:
Earnings (loss) from continuing operations	$(5,214)	$16,407
Earnings from continuing operations attributable to Valencia Non-controlling Interest	(3,103)	(2,579)
Preferred stock dividend requirements of subsidiary	(132)	(132)
Earnings from continuing operations attributable to PNMR	(8,449)	13,696
Earnings from discontinued operations	-	75,853
Net Earnings (Loss) Attributable to PNMR	$(8,449)	$89,549

Average Number of Common Shares:
Outstanding during period	86,673	86,554
Equivalents from convertible preferred stock (Note 7)	4,778	4,778
Vested awards of restricted stock	95	-
Average Shares - Basic	91,546	91,332
Dilutive Effect of Common Stock Equivalents (a):
Stock options and restricted stock	-	108
Average Shares - Diluted	91,546	91,440

Per Share of Common Stock – Basic:
Earnings (loss) from continuing operations	$(0.09)	$0.15
Earnings from discontinued operations	-	0.83
Net Earnings (Loss)	$(0.09)	$0.98

Per Share of Common Stock – Diluted:
Earnings (loss) from continuing operations	$(0.09)	$0.15
Earnings from discontinued operations	-	0.83
Net Earnings (Loss)	$(0.09)	$0.98

(a)
Due to losses in the three months ended March 31, 2010, no potentially dilutive securities are reflected in the average number of common shares used to compute earnings (loss) per share since any impact would be anti-dilutive.  At March 31, 2010, PNMR’s potentially dilutive securities consist of all options and non-vested restricted stock awards (see Note 6).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Stock-Based Compensation

Information concerning stock-based compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K.

Stock Options

The following table summarizes activity in stock option plans for the three months ended March 31, 2010:

		Weighted-		Weighted-
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contract Life

Outstanding at beginning of period	4,274,019	$19.19
Granted	609,708	$12.23
Exercised	(44,590)	$9.22
Forfeited	(4,005)	$10.12
Expired	(47,745)	$21.84

Outstanding at end of period	4,787,387	$18.38	$3,862,672	6.24 years

Exercisable at end of period	3,638,740	$24.18	$1,765,637	5.29 years

Available for future grant*	4,626,416

* Includes shares available for grants of restricted stock.

The following table provides additional information concerning stock option activity:

	Three Months Ended March 31,
Options for PNMR Common Stock	2010	2009
	(In thousands, except per share amounts)

Weighted-average grant date fair value of options granted	$3.05	$1.62
Total intrinsic value of options exercised during the period	$159	$-

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for options granted in the three months ended March 31, 2010:

Dividend yield	4.09%
Expected volatility	41.55%
Risk-free interest rates	1.36%
Expected life (years)	4.62

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock and Performance Shares

The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2010:

		Weighted-
		Average
Nonvested Restricted		Grant-Date
PNMR Common Stock	Shares	Fair Value

Nonvested at beginning of period	193,941	$11.62
Granted	122,375	$8.68
Vested	(59,282)	$15.12
Forfeited	-	$-

Nonvested at end of period	257,034	$9.41

The total fair value of shares of restricted stock that vested during the three months ended March 31, 2010 was $0.9 million.

During 2009 and 2010, the Company issued performance share agreements to certain executives that are based upon the Company achieving specified performance targets for those respective years.  In addition during 2009, the Company issued performance share agreements that are based upon achieving specific performance targets for the period 2009 through 2011.  The determination of the number of shares ultimately issued depends on the levels at which the performance criteria are achieved and cannot be determined until after the performance periods end.  For the targets based only on 2009 performance, the optimal level was attained resulting in 102,375 shares being awarded in 2010, which will vest through 2013.  For the targets based only on 2010 performance, the Company would issue a maximum of 109,500 shares if all performance criteria are achieved and the executives remain eligible.  For the targets based upon the period 2009 through 2011 performance, the Company would issue a maximum of 46,317 if all performance criteria are achieved and the executives remain eligible.

(7)	Capitalization

Information concerning financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K.

Short-term Debt

At December 31, 2009, PNMR and PNM had revolving credit facilities for borrowings up to $600.0 million under the PNMR Facility and $400.0 million under the PNM Facility that primarily expire in 2012.  LBB was a lender under the PNMR Facility and the PNM Facility.  LBH, the parent of LBB, has filed for bankruptcy protection.  Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility.  A replacement bank has taken the place of LBB under the PNM Facility.  In March 2010, the PNMR Facility was amended to remove LBB as a lender and reduce the total capacity under the PNMR Facility to $568.0 million.  In addition to the reduction in the PNMR Facility related to LBB, the PNMR Facility and the PNM Facility will reduce by $26.0 million and $14.0 million in 2010 and an additional $25.0 million and $18.0 million in 2011 according to their terms.  The Company does not believe amending the PNMR Facility to remove LBB or the scheduled reduction in the facilities will have a significant impact on PNMR’s and PNM’s liquidity.  In addition, PNMR and PNM each have a local line of credit amounting to $5.0 million.  TNMP has a revolving credit facility for borrowings up to $75.0 million under the TNMP Revolving Credit Facility that expires in April 2011.  At March 31, 2010, the weighted average interest rate was 1.49% for the PNMR Facility and 0.88% for the PNM Facility.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-term debt outstanding consists of:

	March 31,	December 31,
Short-term Debt	2010	2009
	(In thousands)

PNM
Revolving credit facility	$178,000	$118,000
Local lines of credit	-	-
	178,000	118,000
TNMP – Revolving credit facility	-	-
PNMR
Revolving credit facility	109,973	80,000
Local lines of credit	-	-

	$287,973	$198,000

At April 30, 2010, PNMR, PNM, and TNMP had $398.9 million, $183.7 million, and $74.7 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit.  Total availability at April 30, 2010, on a consolidated basis, was $657.3 million for PNMR. At April 30, 2010, PNMR and PNM had invested cash of $15.4 million and $9.3 million.   TNMP had no such investments.

As of March 31, 2010, TNMP had outstanding borrowings of $17.5 million from PNMR under its intercompany loan agreement.

Financing Activities

In March 2009, TNMP entered into and borrowed $50.0 million under a loan agreement with Union Bank, N. A. (the “2009 Term Loan Agreement”).    Through hedging arrangements, TNMP established fixed interest rates for the 2009 Term Loan Agreement of 6.05% for the first three years and 6.30% thereafter.  In January 2010, the relationship was modified to reduce the fixed interest rate to 4.80% through March 31, 2012 and to 5.05% thereafter.

In January 2010, PNM entered into a floating-to-fixed interest rate swap with a notional amount of $100.0 million.  The effect of this swap is to convert $100.0 million of borrowings under the PNM Facility from an interest rate based on the one-month LIBOR rate to a fixed rate of 1.245% through January 14, 2011, which rate is subject to adjustment in the event PNM’s credit ratings are changed.

These arrangements are accounted for as cash-flow hedges and the March 31, 2010 pre-tax fair values of $(0.5) million for the TNMP hedge and $(0.2) million for the PNM hedge are included in AOCI and in other deferred charges for TNMP and other current liabilities for PNM on the Condensed Consolidated Balance Sheets.  Amounts reclassified from AOCI are included in other interest expense.  The fair value determinations were made using Level 2 inputs under GAAP and were determined using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the swap agreements.

On February 10, 2010, PNM filed an application with the NMPRC requesting approvals and authorizations to refund up to $403.8 million of callable PCRBs issued by the City of Farmington, New Mexico and the Maricopa County, Arizona Pollution Control Corporation to replace the current bonds with new tax-exempt pollution control revenue bonds.  The current bonds have been used to support a portion of the cost of certain pollution control systems, facilities and related improvements at SJGS and PVNGS.  The new tax-exempt bonds will be collateralized

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

by PNM senior unsecured notes, similar to most of the current PCRBs.  The NMPRC approved PNM’s request on March 11, 2010.  Timing of any refunding and issuing new bonds will depend on market and other conditions.

Convertible Preferred Stock

In November 2008, PNMR issued 477,800 shares of Series A convertible preferred stock.  The Series A convertible preferred stock is convertible into PNMR common stock in a ratio of 10 shares of common stock for each share of preferred stock.  The Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.  The Series A convertible preferred stock is entitled to vote on all matters voted upon by common stockholders, except for the election of the Board.  In the event of liquidation of PNMR, preferred holders would receive a preference of $0.10 per common share equivalent.  After that preference, common holders would receive an equivalent liquidation preference per share and all remaining distributions would be shared ratably between common and preferred holders using the number of shares of common stock into which the Series A convertible preferred stock is convertible.  The terms of the Series A convertible preferred stock result in it being substantially equivalent to common stock.  Therefore, for earnings per share purposes the number of common shares into which the Series A convertible preferred stock is convertible is included in the weighted average number of common shares outstanding.  Similarly, dividends on the Series A convertible preferred stock are considered to be common dividends in the accompanying Condensed Consolidated Financial Statements.

(8)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”).  PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Information concerning pension and other postretirement plans is contained in Note 12 of Notes to the Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K.  Annual net periodic benefit cost (income) for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. This legislation expands health care coverage to individuals and will largely be funded through tax increases. The Company does not expect any significant short term impact on our financial statements as a result of the legislation. One provision that will impact certain companies significantly is the elimination of the tax deductibility of the Medicare Part D subsidy. This provision does not have a material impact on the Company’s financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2010	2009	2010	2009	2010	2009
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$105	$104	$-	$15
Interest cost	8,518	8,610	1,913	1,847	263	284
Long-term return on plan assets	(9,339)	(9,691)	(1,393)	(1,458)	-	-
Amortization of net loss	1,613	955	1,372	822	18	7
Amortization of prior service cost	79	79	(1,036)	(1,065)	-	3
Net periodic benefit cost (income)	$871	$(47)	$961	$250	$281	$309

As a result of the sale of PNM Gas in January 2009, the liability associated with the retiree medical obligation for gas designated employees was transferred to the purchaser and PNM recognized unamortized prior service costs resulting in a $2.9 million gain, which is not included in the net periodic benefit cost above.  See Note 12 of Notes to the Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K for additional information regarding the impacts the sale of gas operations had on pension and other postretirement benefits.

PNM made no contributions to its pension plan trust in the three months ended March 31, 2009, made a contribution of $6.5 million for the three months ended March 31, 2010, and anticipates making total contributions of approximately $19.5 million in 2010.  Based on current law and estimates of portfolio performance, PNM estimates making additional contributions that total $246.8 million for years 2011- 2014.  The estimated contributions were developed using a probabilistically weighted average discount rate of 6.0% to determine the projected benefit obligation under the pension plan.  Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate.  For the three months ended March 31, 2010 and 2009, PNM contributed zero and $0.7 million to the trust for other postretirement benefits.  PNM expects to make contributions totaling $2.5 million during the year to the trust for other postretirement benefits.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were $0.4 million in the three months ended March 31, 2010 and 2009, and are expected to total $1.4 million during 2010.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2010	2009	2010	2009	2010	2009
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$72	$65	$-	$-
Interest cost	1,032	1,099	178	183	13	19
Long-term return on plan assets	(1,449)	(1,523)	(129)	(124)	-	-
Amortization of net gain	-	-	(49)	(66)	(1)	-
Amortization of prior service cost	-	-	15	15	-	-
Net Periodic Benefit Cost (Income)	$(417)	$(424)	$87	$73	$12	$19

TNMP made no contributions to its pension plan trust in the three months ended March 31, 2010 and 2009 and anticipates making contributions of approximately $0.3 million in 2010.  Based on current law and estimates of portfolio performance, TNMP estimates making contributions to its pension plan trust that total $10.5 million for years 2011-2014.   The estimated contributions were developed using a probabilistically weighted average discount rate of 5.9% to determine the projected benefit obligation under the pension plan.  Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate.  For the three months ended March 31, 2010 and 2009, TNMP made no contributions to the trust for other postretirement benefits and expects to make contributions totaling $0.4 million during the year.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were less than $0.1 million in the three months ended March 31, 2010 and 2009, and are expected to total $0.1 million during 2010.

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

Additional information concerning commitments and contingencies is contained in Note 16 of Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors.  Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance.  In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel.  Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims and are currently pursuing those damages claims. The trial in the APS matter began on January 28, 2009 and closing arguments were heard in late May.  The court has not indicated when it will reach its decision in the matter.  In January 2010, on appeal of another utility’s damages case in which the DOE successfully raised the unavoidable delays defense, the U.S. Court of Appeals for the Federal Circuit reversed the lower court’s decision and concluded that the U.S. Court of Federal Claims, the court handling the APS matter, is bound by the November 1997 District of Columbia Circuit Court decision that prevents the DOE from excusing its delay in performance.  PNM currently estimates that it will incur approximately $46.1 million (in 2007 dollars) over the current life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant.  PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned.  At March 31, 2010 and December 31, 2009, PNM had $15.2 million and $15.0 million recorded as a liability on its Condensed Consolidated Balance Sheets for interim storage costs.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 The EPA previously requested APS to perform a BART analysis for Four Corners.  APS submitted an analysis to the EPA concluding that certain combustion control equipment constitutes BART for Four Corners.  Based on the analyses and comments received through EPA’s rulemaking process, the EPA will determine what it believes constitutes BART for Four Corners.  The EPA recently issued an Advanced Notice of Proposed Rulemaking (“ANPR”) seeking public comments on its BART determination.  The public comment period initially expired in October 2009, but the EPA extended the comment period until March 20, 2010.  APS anticipates the EPA will issue proposed and final BART determinations for Four Corners in 2010.  The participant owners of Four Corners will have five years after the EPA issues its final determination to achieve compliance with their respective BART requirements.  In addition, on February 16, 2010, a group of environmental organizations filed a petition with the U.S. Departments of Interior and Agriculture requesting those agencies to certify to the EPA that visibility impairment in sixteen national park and wilderness areas is reasonably attributable to emissions from Four Corners.  If those agencies certify impairment, the EPA is required to evaluate and, if necessary, determine BART for Four Corners. APS’ recommended plan for Four Corners includes the installation of combustion control equipment with an estimated cost to PNM, based on preliminary engineering estimates, of approximately $6.8 million.  If the EPA determines that post-combustion controls are required, PNM’s total costs could be up to approximately $69.0 million for Four Corners.  The obligation to comply with the EPA’s final BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations, and other business considerations, could jeopardize the economic viability of Four Corners or the ability of individual participants to continue their participation in it.  In particular, SCE, a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at the plant. In order to coordinate with Four Corners’ other scheduled activities, APS is currently implementing portions of its recommended plan on a voluntary basis.  Costs related to the implementation of these portions of the recommended plan are included in PNM’s 2010 and 2011 construction expenditure estimates.

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

Ozone Non-Attainment

In March 2009, the NMED published its draft recommendation of area designations for the 2008 revised ozone national ambient air quality standard.  The draft recommended that San Juan County, New Mexico be designated as non-attainment for ozone.  SJGS is situated in San Juan County.  However, the NMED subsequently determined that the monitor indicating high ozone levels was not reliable and did not recommend to the EPA that San Juan County be designated as non-attainment.  On January 6, 2010, EPA announced it would strengthen the 8-hour ozone standard by setting the standard in a range of 0.060-0.070 parts per million (“ppm”).  The EPA will make its final determination of the exact number by August 31, 2010.  If EPA sets the standard at 0.070 ppm, it is projected that San Juan County and Dona Ana County will be designated as non-attainment for ozone.  If the standard is set lower than 0.070 ppm, other counties in the state, including Bernalillo County, may be designated as non-attainment.  A non-attainment designation for Bernalillo County could result in the requirement to reduce NOx emissions from Reeves Station by 2014, and a non-attainment designation for San Juan County could result in the requirement to reduce NOx emissions from SJGS by 2014.  The Company cannot predict the outcome of this matter or if additional NOX controls would be required as a result of ozone non-attainment designation.

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

Coal Combustion By-Products

Regulation

SJGS does not operate any CCB impoundments.  SJCC currently disposes of CCBs consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant.  The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department currently regulates mine placement of ash at the mine with federal oversight by the U.S. Department of Interior’s Office of Surface Mining (“OSM”).  APS currently disposes of CCBs in ash ponds and dry storage areas at Four Corners, and also sells a portion of its fly ash for beneficial uses, such as a constituent in concrete production.  Ash management at the Four Corners plant is regulated by the EPA and the New Mexico State Engineer’s Office.

On May 4, 2010, the EPA issued a proposed rulemaking to regulate CCBs.  The proposal asks for public comment on two approaches for regulating CCBs. One option is to regulate CCBs under Subtitle C of the Resource Recovery and Conservation Act (“RCRA”) as a hazardous waste which allows the EPA to create a comprehensive federal program for waste management and disposal of CCBs. The other option is to regulate CCBs under RCRA Subtitle D as a non-hazardous waste. This provides the EPA with the authority to develop performance standards for waste management facilities handling the CCBs and would be enforced primarily through citizen suits. Both options allow for continued use of CCBs in beneficial applications. EPA’s proposal does not address its regulatory determination on the placement of CCBs in surface mine pits for reclamation and indicated that it will work with the OSM to develop federal regulations for placement of CCBs in minefill operations. The proposed rule also states that the EPA and OSM will consider the recommendations of the National Research Council, which, at the direction of Congress, studied the health, safety and environmental risks associated with the placement of CCBs in U.S. coal mines.  The 2006 report concluded that the “placement of coal combustion residues in mines as part of coal mine reclamation may be an appropriate option for the disposal of this material”. There will be a 90-day public comment period for the proposal once it is published in the Federal Register.

PNM continues to advocate for the non-hazardous regulation of CCBs under Subtitle D of RCRA. PNM is encouraged by the EPA’s proposed decision to develop separate federal regulations in conjunction with the OSM for mine placement of CCBs and believes the proper place for regulatory oversight should come from the OSM and state mining and mining reclamation agencies. In addition, PNM believes the decision by EPA to consider the conclusions of the National Research Council study in the development of federal regulations regarding placement of CCBs in minefilling operations is a prudent one. PNM cannot predict the outcome of the EPA’s or OSM’s proposed rulemaking regarding CCB regulation, including mine placement of CCBs, or whether these actions will have a material adverse impact on its operations or financial position.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sierra Club Actions

    In December 2009, PNM and PNMR received a Notice of Intent to Sue (“RCRA Notice”) under the Resource Conservation and Recovery Act ("RCRA") from the Sierra Club.  The RCRA Notice was also sent to all SJGS owners and to SJCC, which operates the San Juan Mine that supplies coal to SJGS, and to BHP.  Additionally, PNM was informed that SJCC and BHP received a separate notice of intent to sue under the Surface Mine Control and Reclamation Act ("SMCRA") from the Sierra Club.  On April 8, 2010, the Sierra Club filed suit in the U.S. District Court for the District of New Mexico against PNM, PNMR, SJCC, and BHP.  In the suit, the Sierra Club alleges that activities at SJGS and the San Juan Mine are causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCBs at the San Juan Mine constitutes "open dumping" in violation of RCRA.  The claims under RCRA are asserted with respect to PNM, PNMR, SJCC and BHP.  The suit also includes claims under SMCRA, which are directed only against SJCC and BHP.  The complaint requests judgment for the following relief: an injunction requiring the parties to undertake certain mitigation measures with respect to the placement of CCBs at the mine or to cease placement of CCBs at the mine; the imposition of civil penalties; and an award of plaintiff’s attorney’s fees and costs.  PNM and PNMR plan an aggressive defense of the RCRA claims and cannot predict the outcome of this matter at the present time.

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

Other Commitments and Contingencies

Coal Supply

The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP.  PNM prepays SJCC for coal mined but not yet delivered.  At March 31, 2010 and December 31, 2009, prepayments for coal amounted to $32.1 million.  APS purchases all of Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation.  The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government.  In 2003, PNM completed a comprehensive review of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal.  Based on this study, PNM revised its estimates of the final reclamation costs.  In 2009, this study was updated. In addition, the mining contract for Four Corners has been renewed until 2016 and the estimate for decommissioning the Four Corners mine was also revised.  Based on the most recent estimates, the total final costs of surface and underground mine reclamation are estimated to be $141.1 million and $23.3 million in future dollars.  These amounts exclude contract buyout costs previously paid to SJCC, but otherwise have not been reduced by amounts paid to date.  As of March 31, 2010 and December 31, 2009, obligations of $26.2 million and $26.6 million for surface mine reclamation and $2.4 million and $2.3 million for underground mining activities were recognized on PNM’s Condensed Consolidated Balance Sheets using the fair value method to determine the liability.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PVNGS Liability and Insurance Matters

The PVNGS participants are insured against public liability for a nuclear incident up to $12.6 billion per occurrence.  As required by the Price Anderson Nuclear Industries Indemnity Act, the PVNGS participants maintain the maximum available nuclear liability insurance in the amount of $375 million, which is provided by commercial insurance carriers. The remaining balance of $12.2 billion is provided through a mandatory industry wide retrospective assessment program.  If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments.  The maximum assessment per reactor under the program for each nuclear incident is $117.5 million, subject to an annual limit of $17.5 million per incident, to be periodically adjusted for inflation.  Based on PNM’s 10.2% interest in the three PVNGS units, PNM’s maximum potential assessment per incident for all three units is $36.0 million, with an annual payment limitation of $5.4 million.

The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination.  The participants have also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units.  The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”).  PNM is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds.  The maximum amount of retrospective assessments PNM could incur under the current NEIL policies totals $6.7 million, which amount decreased to $5.8 million effective April 1, 2010.  The insurance coverage discussed in this and the previous paragraph is subject to policy conditions and exclusions.

Water Supply

Because of New Mexico’s arid climate and periodic drought conditions, there is a growing concern in New Mexico about the use of water for power plants.  PNM has secured water rights in connection with the existing plants at Afton, Luna and Lordsburg.  Water availability does not appear to be an issue for these plants at this time.

The “four corners” region of New Mexico, in which SJGS and Four Corners are located, experienced drought conditions during 2002 through 2004 that could have affected the water supply for PNM’s generation plants.  In future years, if adequate precipitation is not received in the watershed that supplies the four corners region, the plants could be impacted.  Consequently, PNM, APS, and BHP have undertaken activities to secure additional water supplies for SJGS, Four Corners, and related mines.  PNM has reached an agreement for a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a term ending December 31, 2012.  Further, PNM and BHP have reached agreement on a long-term supplemental contract relating to water for SJGS with the Jicarilla Apache Nation that ends in 2016.  APS and BHP have entered into a similar contract for Four Corners.  Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact the Company should shortages occur in the future.

In April 2010, APS signed an agreement on behalf of the PVNGS participants with five cities to provide cooling water essential to power production at PVNGS for the next forty years.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Republic Savings Bank Litigation

In 1992, Meadows Resources, Inc. (“MRI”), an inactive subsidiary of PNM, and its subsidiaries (“Plaintiffs”) filed suit against the Federal government in the U.S. Court of Claims, alleging breach of contract arising from the seizure of Republic Savings Bank (“RSB”).  RSB was seized and liquidated after Federal legislation prohibited certain accounting practices previously authorized by contracts with the Federal government.  The Federal government filed a counterclaim alleging breach of obligation to maintain RSB’s net worth and moved to dismiss Plaintiffs’ claims for lack of standing.

 Plaintiffs filed a motion for summary judgment in December 1999 on the issue of liability and on the issue of damages.  The Federal government filed a cross motion for summary judgment and opposed Plaintiffs’ motion.

On January 25, 2008, the court entered its opinion granting the Federal government’s motion to dismiss MRI, denying the Federal government’s motion for summary judgment and granting the remaining Plaintiffs’ motion for summary judgment on the issues of liability and damages, awarding the Plaintiffs damages in the amount of $14.9 million. MRI had previously received payment from the FDIC in the amount of $0.3 million.  This payment reduced the amount of damages owed to $14.6 million.

The federal government appealed this matter to the U.S. Court of Appeals for the Federal Circuit and Plaintiffs cross-appealed.  On October 21, 2009, the Federal Circuit issued its opinion, affirming in part and reversing in part the decision of the Court of Claims, resulting in an award to the Plaintiffs of $9.7 million.  The period for requesting rehearing and for filing a petition for certiorari in the U.S. Supreme Court expired in January 2010, and the Circuit Court has issued its mandate, returning the case to the Court of Claims.  The government and Plaintiffs filed a Joint Motion for Entry of Final Judgment, which the Court of Claims has granted, entering final judgment for $9.7 million, which was received in April 2010.   PNM recorded the amount, net of legal expenses of $1.2 million, as other income in the three months ended March 31, 2010.

Western United States Wholesale Power Market

Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints, and alleged market manipulation by certain sellers, resulted in the well-publicized California and Western markets energy crisis of 2000-2001 and the bankruptcy filings of the Cal PX and PG&E.  As a result of the conditions in the Western markets during this time period, between late-2000 and mid-2003, FERC, the California Attorney General, and private parties (collectively, the “California Parties”) initiated investigations, litigation, and other proceedings relevant to PNM and other sellers in the Western markets at FERC and in both California State and Federal District Courts, seeking a determination whether sellers of wholesale electric energy during the crisis period, including PNM, should be ordered to pay monetary refunds to buyers of such energy.  These proceedings were pending at FERC as well as before the U.S. Court of Appeals for the Ninth Circuit.  PNM participated in these proceedings at FERC, the Federal District Courts and the Ninth Circuit, including filing appeals to that court.

In December 2009, PNM and the California Parties reached an agreement in principle to settle all remaining claims against PNM in these proceedings and on February 11, 2010, PNM entered into a “Settlement and Release of Claims Agreement” (the “Settlement Agreement”), which was filed with FERC on February 12, 2010.   The settlement contemplated by this agreement was subject to FERC approval, which was received on April 29, 2010.  Because two entities filed comments in opposition to the settlement and FERC rejected the comments, those parties have a right to request rehearing within 30 days of the order and, if any rehearing request is denied, have 60 days from the denial to file an appeal in the U.S. Court of Appeals.  The terms of the Settlement Agreement provided, among other things, for PNM to pay to the California Parties the amount of $45.0 million, consisting of the assignment of PNM receivables plus interest as of December 31, 2009 from the Cal ISO and the Cal PX in the amount of $13.1 million plus a cash payment of $31.9 million and for the California Parties to release PNM from claims arising from the California energy crisis of 2000 and 2001.  PNM recorded the settlement, which is included

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in other current liabilities, at December 31, 2009.  Additionally, the Settlement Agreement provides that certain of California Parties will assume liability that PNM may have to entities that choose not to opt in to the settlement.  PNM expressly denies any wrongdoing or culpability with respect to the claims against it that are released by the Settlement Agreement and, in entering into the settlement, does not admit any fault or liability.

On January 15, 2010, PNM transferred the cash payment, which is included in special deposits, to an escrow account established by the California Parties.  Pursuant to the Settlement Agreement, the receivables and the cash payment will be distributed to the California Parties and other entities that purchased electricity through the Cal ISO and Cal PX during the relevant time period as settlement funds in accordance with the terms and conditions of the Settlement Agreement.

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

Begay v. PNM et al

A putative class action was filed against PNM and other utilities on February 11, 2009 in the United States District Court in Albuquerque.  Plaintiffs claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation. Plaintiffs, including an allottee association, make broad, general assertions that defendants, including PNM, are right-of-way grantees with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The plaintiffs, who have sued the defendants for breach of fiduciary duty, seek a constructive trust.  They have also included a breach of trust claim against the United States and its Secretary of the Interior.  PNM and the other defendants filed motions to dismiss this action.  On March 31, 2010, the court ordered that the entirety of the plaintiffs’ case be dismissed.  The court did not grant plaintiffs leave to amend their complaint, finding that they instead must pursue and exhaust their administrative remedies before seeking redress in federal court.  Because this is a final dismissal, this ruling may be appealed to the Tenth Circuit Court of Appeals.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)	Regulatory and Rate Matters

Information concerning regulatory and rate matters is contained in Note 17 of Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K.

PNMR

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

PNM

Emergency FPPAC

On March 20, 2008, PNM and the IBEW filed a joint motion in PNM’s 2007 Electric Rate Case requesting NMPRC authorization to implement an Emergency FPPAC on an interim basis. On May 22, 2008, the NMPRC issued a final order that approved the Emergency FPPAC with certain modifications.  PNM implemented the Emergency FPPAC from June 2, 2008 through the effective date of the 2008 Electric Rate Case order described below.

The Albuquerque Bernalillo County Water Utility Authority and the New Mexico Industrial Energy Consumers Inc. filed notices of appeal to the New Mexico Supreme Court seeking to vacate the NMPRC order approving the Emergency FPPAC. On March 19, 2010, the New Mexico Supreme Court affirmed the NMPRC order approving the Emergency FPPAC.

    The NMPRC order approving the Emergency FPPAC required PNM to pay for an audit of PNM’s monthly FPPAC reports and a prudence review of PNM’s fuel and purchased power costs, to be conducted by auditors selected by the NMPRC.  Costs of the audit incurred by PNM will be recoverable through future rate proceedings.    On February 19, 2010, the audit report of findings and recommendations was submitted to the NMPRC.  The report recommended operational changes in several areas but did not identify any imprudent activities or find that PNM’s fuel or purchased power costs were unreasonable. The audit report findings and recommendations are subject to NMPRC review and approval.  PNM is unable to predict the outcome of this matter.

    The NMPRC order approving the Emergency FPPAC also provided that if PNM’s base load generating units did not operate at or above a specified capacity factor and PNM was required to obtain replacement power to serve jurisdictional customers, PNM would be required to make a filing with the NMPRC seeking approval of the replacement power costs.  In its required filing, PNM stated that the costs of the replacement power amounting to $8.0 million were prudently incurred and made a motion that they be approved.  The NMPRC staff opposed PNM’s motion and recommended that PNM be required to refund the amount collected.  On January 12, 2010, the NMPRC directed the Emergency FPPAC auditor to investigate whether the replacement power costs were prudently incurred. The order also directed PNM to file a response to the auditors’ report, to provide certain additional information, and to show cause why it should not be fined for recovering replacement power costs without prior NMPRC approval.  PNM filed its response to the show cause order on February 12, 2010.  On February 19, 2010, the auditor’s report on replacement power costs was submitted to the NMPRC. The report concludes that the methodology used to estimate

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the cost of replacement power was reasonable, that PNM purchased power at the lowest reasonable cost, and that outage planning and scheduling and plant operations were reasonable.  These findings are subject to NMPRC review and approval. On April 12, 2010, the NMPRC staff filed a request for a hearing on whether the replacement power costs should be approved and whether any penalty should be imposed, to which PNM responded.  PNM will continue to assert that its recovery of replacement power costs was proper and did not violate the NMPRC’s order, but is unable to predict the outcome of this matter.

2008 Electric Rate Case

On September 22, 2008, PNM filed a general rate case (“2008 Electric Rate Case”) requesting the NMPRC to approve an increase in electric service rates to all PNM retail customers except those formerly served by TNMP. The case was concluded on June 18, 2009 when a stipulation among the parties that authorized a two-phase rate increase was approved by the NMPRC. On April 1, 2010, PNM implemented the second phase increase of $27.0 million.

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

On July 1, 2009, PNM filed its annual Renewable Energy Portfolio Procurement Plan for 2010 with the NMPRC.  Under the plan, PNM proposed to rely on a mixture of solar, wind, and biogas resources and the purchase of RECs to meet its renewable energy requirements for 2010 and 2011 and committed to file for additional projects later in the year.

In September 2009, PNM entered into settlement discussions with various parties to address issues related to the distributed generation programs, the RCT, and PNM’s prospective additional projects.  In recognition of these settlement negotiations, the NMPRC issued an order on September 22, 2009 that rejected certain provisions of PNM’s July 1st plan and ordered PNM to file a revised plan at the conclusion of the settlement discussions.  PNM and several parties to the proceeding filed a stipulation and PNM filed its revised 2010 procurement plan with the NMPRC on January 25, 2010.  Under the revised plan, PNM would invest approximately $265 million on solar PV facilities and implement a customer-sited PV distributed generation program to replace its current PV programs.  The plan and stipulation are opposed by a number of parties, including the AG and the NMPRC staff.  A public hearing on the stipulation and revised procurement plan is scheduled to begin on May 17, 2010. The NMPRC has the authority to approve, reject or modify the proposed plan. PNM cannot predict the outcome of these proceedings.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NMPRC Inquiry on Fuel and Purchased Power Adjustment Clauses

In October 2007, the NMPRC issued a NOI that could lead to the adoption of an amended rule for the implementation of FPPACs for all investor-owned utilities and electric cooperatives in New Mexico.  The investor-owned utilities and electric cooperatives have responded to a series of questions and the NMPRC staff made a filing dealing with the need for consistency of FPPACs, streamlining FPPACs, and whether a single FPPAC methodology should be applied to all utilities.  Workshops were held to discuss the comments filed by PNM and others and the proposed changes. At the conclusion of the workshop process, the Hearing Examiner presented proposed rule amendments to the NMPRC for its consideration.  On April 29, 2010, the NMPRC issued a Notice of Proposed Rulemaking proposing the adoption of the rule amendments that were developed in the workshop process and presented by the Hearing Examiner, and set a schedule for comments and a hearing. The outcome of this proceeding is not expected to have a material impact on PNM.

NMPRC Rulemaking on Disincentives to Energy Efficiency Programs

In January 2008, the NMPRC issued a NOI to identify disincentives in utility expenditures on energy efficiency and measures to address those disincentives, including specific rate making alternatives, and appointed a Hearing Examiner to conduct workshops to develop proposals for possible rule changes.  Based on the workshops, the NMPRC issued proposed amendments to its energy efficiency rule.  A public hearing was held on June 26, 2009.  The NMPRC approved the amended rule on April 8, 2010 to be effective May 3, 2010. The amended rule allows electric utilities to collect rate adders of $0.01 per KWh for lifetime energy savings and $10 per kilowatt for demand savings related to energy efficiency and demand response programs beginning in 2010. In addition, investor-owned electric utilities must make a filing by July 1, 2010 that proposes rate design and ratemaking methods to remove regulatory disincentives or barriers to achieve energy efficiency savings. After such ratemaking measures become effective, the rate adder for energy saving will be reduced to $0.005 per KWh.

On May 5, 2010, PNM filed proposed tariffs under the amended rule.  PNM proposed to recover $6.2 million over a twelve-month period following NMPRC approval.  PNM is not able to predict the outcome of this proceeding.

PNM Electric Energy Efficiency and Load Management Programs

The NMPRC requires public utilities to obtain approval to implement energy efficiency and load management programs. Costs to implement approved programs are recovered through a rate rider. On September 15, 2008, PNM filed a plan, which included new programs, modifications to existing programs and a request to recover program costs.  After proceedings before the NMPRC, a final order approving the programs was issued on May 19, 2009.  In August 2009, PNM began recovering the costs of the programs through a rate rider amounting to 1.881% of customers’ bills, before taxes and franchise fees based on program costs of $14.1 million. The new programs are being implemented.

    On July 7, 2009, the NMPRC ordered an investigation into whether it is prudent for PNM to continue certain load management programs initiated in 2008 with NMPRC approval, considering its recent addition of supply-side resources.  PNM offers these programs through contracts with third-party vendors that contain substantial fees for early termination.  On March 10, 2010, the NMPRC issued an order concluding that it would not be prudent to terminate the programs, and remanded the case to a hearing examiner to consider whether freezing the programs at current levels would be possible and, if so, prudent.  PNM is unable to predict the outcome of this proceeding.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Rates for Former TNMP Customers in New Mexico

    PNM serves the former New Mexico customers of TNMP (“TNMP-NM”) under rates approved by the NMPRC in its order approving PNMR’s acquisition of TNMP.  Under that order, rates charged to customers were set through December 31, 2010.  In January 2009, the NMPRC directed PNM to estimate the revenue requirement increase that would be reflected in a TNMP-NM rate application for rates effective January 2011.  PNM estimated that the rate increase could be between 40% and 56% depending on fuel costs. In April 2009, the NMPRC directed PNM, the NMPRC staff, and other parties to attempt to reach consensus on ways to mitigate the impact of this potential rate increase and appointed a mediator.  Several mediations were held but no agreement was reached. In March 2010, the NMPRC issued its Order Initiating Investigation and Requiring Informational Filings to which PNM and other parties filed timely responses.  PNM cannot predict the outcome of this matter.

Third-Party Arrangements for Renewable Distributed Generation

On June 16, 2009, the NMPRC initiated a proceeding and requested legal briefs on the topic of whether third-party arrangements for the sale of renewable energy from customer-sited distributed generation facilities were permissible under New Mexico law.  On December 31, 2009, the NMPRC issued an order that in part declared that a third party that owns renewable generation equipment that is installed on a utility customer’s premises pursuant to a long-term contract with the customer to supply a portion of that customer’s electricity use, payments for which are based on a kilowatt-hour charge, is not a public utility subject to regulation by the NMPRC.  PNM and two other parties appealed the order to the New Mexico Supreme Court.

In early 2010, legislation was enacted that nullified the NMPRC order and, effective January 1, 2011, excludes non-utility power generators from the definition of public utilities under state law, subject to certain limitations as to size and provided that such generators produce renewable energy, the generators are located on the site of the power consumer, and do not utilize retail wheeling of power.  A separate provision of the legislation directs the NMPRC to authorize public utilities to establish rates that assure the utilities’ recovery of an appropriate portion of their fixed costs from owners of interconnected generators.  After enactment of this legislation, appeals of the NMPRC order were dismissed.  On March 9, 2010, the NMPRC issued an order setting workshops for the purpose of obtaining comments and views on implementation of the rate-making aspect of the statute.  The workshops are on-going. PNM is unable to predict the outcome of this proceeding.

Application to Hedge Fuel and Purchased Power Costs

In August 2009, PNM filed an application for approval of a plan to manage fuel and purchased power costs by entering into certain forward market transactions relating to the procurement of fuel and purchased power and the sale of excess electrical energy in the wholesale market.  PNM’s application sought NMPRC authorization to conduct these activities, which involve hedging practices, and to pass through the costs and benefits of the transactions to jurisdictional customers using PNM’s FPPAC.  The NMPRC staff filed testimony recommending approval of PNM’s application with minor modifications. PNM filed rebuttal testimony agreeing with the proposed modifications. A hearing was held on February 23, 2010.  The NMPRC approved the program on April 20, 2010.

TNMP

TNMP Competitive Transition Charge True-Up Proceeding

A true-up proceeding to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers was held at the PUCT.  A 2004 PUCT decision established $87.3 million as TNMP’s stranded costs.  TNMP and other parties appealed the ruling and the appeals are currently pending before the Texas Supreme Court. TNMP is unable to predict if the Texas Supreme Court will review the decision or the ultimate outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rate Compliance Tariff

Following a revision of the interest rate on TNMP’s carrying charge, TNMP filed a compliance tariff to implement the new 8.31% rate. TNMP’s filing proposed to put the new rates into effect on February 1, 2008.  Intervenors asserted objections to the compliance filing.  PUCT staff urged that the PUCT make the new rate effective as of December 27, 2007 when the PUCT’s order establishing the correct rate became final.  After regulatory proceedings, the PUCT issued an order making the new rate retroactive to July 20, 2006.  TNMP filed an appeal of this order in the District Court in Austin, Texas.  The case is set for hearing on June 29, 2010.  While there is inherent uncertainty in this type of proceeding, TNMP believes it will ultimately be successful in overturning any ruling that the effective date should be prior to December 27, 2007.

Transmission Rate Filing

    On March 2, 2010, TNMP filed an application to update its transmission rates to reflect changes in its invested capital.  The requested increase in total rate base is $33.8 million, with a total revenue requirement increase of $5.5 million. The requested updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The PUCT staff filed a recommendation to approve TNMP’s application on April 6, 2010. The ALJ filed a proposed order approving TNMP’s application on April 13, 2010.  The PUCT is expected to rule on the proposed order no later than May 15, 2010.

Energy Efficiency

    On October 28, 2009, TNMP filed an application for approval of its 2010 energy efficiency programs and requested recovery through an energy efficiency cost recovery factor. TNMP estimated the costs of its 2010 energy efficiency programs to be $2.6 million and requested to collect this amount based on a per customer charge over 11 months. The PUCT staff and intervenors did not take issue with TNMP’s application. TNMP implemented the factor effective February 1, 2010.   On April 30, 2010, TNMP made a similar filing seeking recovery of costs to be incurred in its 2011 programs.

(11)     Optim Energy

Optim Energy was created by PNMR and ECJV, a wholly owned subsidiary of Cascade, to serve expanding U.S. markets, principally the areas of Texas covered by ERCOT.  PNMR and ECJV each have a 50 percent ownership interest in Optim Energy, a limited liability company.  See Note 22 of the Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K.

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

In January 2010, Optim Energy entered into floating-to-fixed interest rate swaps with an aggregate notional amount of $650.0 million.  The effect of these swaps is to convert $650.0 million of borrowings under Optim Energy’s credit facility from an interest rate based on the one-month LIBOR rate to a fixed rate of 1.33% through January 7, 2011, exclusive of loan guaranty fees.  These swaps are accounted for as cash-flow hedges.  At March 31, 2010, these swaps had a pre-tax fair value of $1.2 million, which is included in current liabilities below.

In April 2010, PNMR and ECJV each made an equity contribution to Optim Energy of $15.0 million in cash.  PNMR and ECJV also agreed to make additional cash contributions during 2010 that would aggregate approximately $5.0 million from each owner.  Optim Energy used the equity contributions to reduce amounts

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

outstanding under its bank financing arrangement and will also use the additional contributions to reduce debt.  PNMR has no other commitments or guarantees with respect to Optim Energy.

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

Summarized financial information for Optim Energy is as follows:

Results of Operations

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Operating revenues	$105,593	$78,397
Cost of sales	77,297	45,185
Gross margin	28,296	33,212
Non-fuel operations and maintenance expenses	10,520	8,598
Administrative and general expenses	5,612	7,925
Depreciation and amortization expense	12,057	7,659
Taxes other than income tax	3,433	3,329
Operating income (loss)	(3,326)	5,701
Interest charges	(4,671)	(2,480)
Other income (deductions)	65	57
Earnings (loss) before income taxes	(7,932)	3,278
Income taxes (benefit)(1)	32	162
Net earnings (loss)	$(7,964)	$3,116

50 percent of net earnings (loss)	$(3,982)	$1,558
Amortization of basis difference in Optim Energy	(370)	(163)
PNMR equity in net earnings (loss) of Optim Energy	$(4,352)	$1,395

(1)  Represents the Texas Margin Tax, which is considered an income tax under GAAP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Position

	March 31,	December 31,
	2010	2009
	(In thousands)

Current assets	$136,702	$128,619
Net property plant and equipment	946,423	951,757
Other long-term assets	132,723	137,384
Total assets	1,215,848	1,217,760

Current liabilities	58,293	66,190
Long-term debt	765,000	755,000
Other long-term liabilities	5,807	5,710
Total liabilities	829,100	826,900

Owners’ equity	$386,748	$390,860

50 percent of owners’ equity	$193,374	$195,430
Unamortized PNMR basis difference in Optim Energy	215	236
PNMR equity investment in Optim Energy	$193,589	$195,666

Optim Energy has a hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales that are derivative instruments are required to be marked to market.  In the first quarter of 2010 and 2009, Optim Energy recorded income of $4.3 million and $9.4 million on the mark-to-market of economic hedges.

Optim Energy individually valued each asset and liability received in the Altura (Twin Oaks) and Altura Cogen transactions and initially recorded them on its balance sheet at the determined fair value.  For both transactions, this accounting results in a significant amount of amortization since the acquired contracts’ terms differed significantly from fair value at the date of acquisition and emission allowances, while acquired from government programs without future cost to Optim Energy, had significant market value at the date of acquisition.  During the three months ended March 31, 2010 and 2009, Optim Energy recorded amortization of contracts acquired of $4.0 million and $3.1 million, which reduced operating revenues, and amortization expense on emission allowances of $1.3 million and $1.3 million, which is recorded in cost of sales.

    The contribution of Altura created a basis difference between PNMR’s recorded investment in Optim Energy and 50 percent of Optim Energy’s equity.  While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant.  For the three months ended March 31, 2010 and 2009, the basis difference adjustment detailed above relates mainly to contract amortization with insignificant offsets related to the other minor basis difference components.

LCC is Optim Energy’s counterparty in several agreements for power and steam sales.  In addition, LCC leases Optim Energy the land for the Altura Cogen facility and provides other services, including water, to that facility.  On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The pre-petition net amount due from LCC is immaterial and was fully reserved as of December 31, 2008.  LCC has continued to perform under the existing contracts. LCC’s bankruptcy plan was confirmed by the bankruptcy court on April 23, 2010. LCC has filed documents with the bankruptcy court indicating its intent to assume its contracts with Altura Cogen. As part of this process, LCC is required to cure pre-petition defaults under its contracts with Altura Cogen. Altura Cogen and LCC are negotiating the terms of a stipulation to cure these defaults.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)    Related Party Transactions

PNMR, PNM, TNMP, and Optim Energy are considered related parties as defined under GAAP.  PNMR Services Company provides corporate services to PNMR, its subsidiaries, and Optim Energy in accordance with shared services agreements.  There is also a services agreement for Optim Energy to provide services to PNMR. Additional information concerning the Company’s related party transactions is contained in Note 20 of the Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K.

See Note 11 for information concerning Optim Energy.  The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Electricity, transmission and distribution related services billings:
TNMP to PNMR	$9,586	$9,303

Services billings:
PNMR to PNM*	21,662	17,028
PNMR to TNMP	6,488	5,284
PNM to TNMP	100	133
TNMP to PNMR	121	248
PNMR to Optim Energy	1,438	1,489
Optim Energy to PNMR	18	128

Income tax sharing payments:
PNMR to PNM	-	-
PNMR to TNMP	-	-

Interest payments:
TNMP to PNMR	83	430

* PNM shared services include billings to PNM Gas of $0.9 million for the three months ended March 31, 2009.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)	New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not been adopted by the Company and could have a material impact, is presented below.

 Accounting Standard Update 2010-06 -- Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements

The FASB released amended guidance related to disclosures of fair value measurements.  The update requires entities to enhance interim and annual disclosures about fair value measurements, specifically:
-Further disaggregate the level presented for debt and equity securities
-Disclose the amount and reason for significant transfers between fair value categories Level 1 and Level 2
-Disclose information about the purchases, sales, issuances, and settlements for items in Level 3 of the fair value measurements on a gross basis rather than net

The enhanced disclosure for the first two items were effective for the interim period ended March 31, 2010 and are included in Note 4 to the extent applicable.  The third item regarding Level 3 information is effective for the interim period ended March 31, 2011 and will be included at that time.

(14)     Discontinued Operations

As discussed in Note 2, PNM sold its gas operations, which comprised the PNM Gas segment.  Under GAAP, the assets and liabilities of PNM Gas were considered to be held-for-sale and presented as discontinued operations on the accompanying balance sheets.  The PNM Gas results of operations are excluded from continuing operations and presented as discontinued operations on the statements of earnings.  In accordance with GAAP, no depreciation is recorded on assets held for sale.  Summarized financial information for PNM Gas, which has been retroactively adjusted as discussed in Note 1, is as follows:

Results of Operations

Three Months Ended
March 31, 2009
(In thousands)
Operating revenues	$65,696
Cost of energy	44,698
Gross margin	20,998
Operating expenses	5,817
Depreciation and amortization	-
Operating income	15,181
Other income (deductions)	292
Interest charges	(962)
Gain on disposal	101,369
Segment earnings before income taxes	115,880
Income taxes	40,027
Segment earnings	$75,853

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15)    Variable Interest Entities

Information concerning the Company’s assessment of potential variable interest entities is contained in Note 9 of Notes to the Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K.

On January 1, 2010, the Company adopted an amendment to GAAP that changes how an enterprise evaluates and accounts for its involvement with variable interest entities.  This amendment modifies the determination of the primary beneficiary of a variable interest entity by focusing primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity.  The amendment also requires continual reassessment of the primary beneficiary of a variable interest entity and increases disclosure requirements.  The adoption of this amendment did not change how the Company accounts for its existing arrangements with variable interest entities and the disclosures presented below reflect the requirements of the amendment.

On April 18, 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Belen, New Mexico.  Valencia became operational on May 30, 2008.  A third-party built, owns and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. The term of the PPA is for 20 years beginning June 1, 2008, with the full output of the plant estimated to be 145 MW.  During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. PNM estimates that the plant will typically operate during peak periods of energy demand in summer.  PNM is obligated to pay fixed O&M and capacity charges in addition to variable O&M charges under this PPA.  For the three months ended March 31, 2010 and 2009, PNM paid $4.1 million and $3.3 million for fixed charges and less than $0.1 million and $0.8 million for variable charges.  PNM does not have any other financial obligations related to Valencia.  The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets.

PNM has evaluated the accounting treatment of this arrangement and concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant.  The significant factors considered in reaching that conclusion are that PNM sources fuel for the plant, controls when the facility operates through its dispatch, and receives the entire output of the plant, which factors directly and significantly impact the economic performance of Valencia.  As the primary beneficiary, PNM has consolidated the entity in its financial statements beginning on the commercial operations date.  Accordingly, the assets, liabilities, operating expenses, and cash flows of Valencia are included in the consolidated financial statements of PNM although PNM has no legal ownership interest or voting control of the variable interest entity.  The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.  PNM did not consolidate Valencia prior to May 30, 2008 since PNM had no financial risk.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Operating revenues	$4,502	$4,058
Operating expenses	(1,399)	(1,479)
Earnings attributable to non-controlling interest	$3,103	$2,579

Financial Position

	March 31,	December 31,
	2010	2009
	(In thousands)

Current assets	$4,257	$3,981
Net property, plant and equipment	85,736	86,349
Total assets	89,993	90,330
Current liabilities	663	971
Owners’ equity – non-controlling interest	$89,330	$89,359

Changes in Owner’s Equity – Non-controlling Interest

Three Months Ended
March 31, 2010
(In thousands)

Balance at beginning of period	$89,359
Earnings attributable to non-controlling interest	3,103
Net equity transactions with Valencia’s owner	(3,132)
Balance at end of period	$89,330

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases.  There are currently eight separate lease agreements with eight different trusts whose beneficial owners are five different institutional investors.  PNM is not the legal or tax owner of the leased assets.  The beneficial owners of the trusts possess all of the voting control and pecuniary interests in the trusts.  PNM has an option to purchase the leased assets at appraised value at the end of the leases, but does not have a fixed price purchase option and does not provide residual value guarantees.  PNM has options to renew the leases at fixed rates set forth in the leases for two years beyond the termination of the original lease terms.  The option periods on certain leases may be further extended for up to an additional six years if the appraised remaining useful lives and fair value of the leased assets is greater than parameters set forth in the leases.  Under GAAP, these renewal options are considered to be variable interests in the trusts and result in the trusts being considered variable interest entities.  PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes, aggregate $123.3 million over the remaining terms of the leases.  Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

an event had occurred as of March 31, 2010, PNM could have been required to pay the beneficial owners up to approximately $155.9 million, which would result in PNM taking ownership of the leased assets and termination of the leases.  PNM has no other financial obligations or commitments to the trusts or the beneficial owners.  Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments.  PNM has no additional rights to the assets of the trusts other than the use of the leased assets.  PNM has no assets or liabilities recorded on its consolidated balance sheets related to the trusts other than the accrual of lease payments between the scheduled payment dates.  For additional information regarding these leases, see Risk Factors, MD&A – Off Balance Sheet Arrangements, and  Note 7 of the Notes to Consolidated Financial Statements in the Annual Reports on Form 10-K.

PNM has evaluated the PVNGS lease arrangements and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP.  The significant factors considered in reaching this conclusion are: the periods covered by fixed price renewal options are significantly shorter than the anticipated remaining useful lives of the assets, particularly since it appears reasonably likely that the operating licenses for the plants will be extended for twenty years through 2045 for Unit 1 and 2046 for Unit 2; PNM’s only financial obligation to the trusts is to make the fixed lease payments and the payments do not vary based on the output of the plants or their performance; during the lease term, the economic performance of the trusts is substantially fixed due to the fixed lease payments; PNM is only one of several participants in PVNGS and is not the operating agent for the plants, so does not significantly influence the day to day operations of the plants; furthermore, the operations of the plants, including plans for their decommissioning, are highly regulated by the NRC, leaving little room for the participants to operate the plants in a manner that impacts the economic performance of the trusts; the economic performance of the trusts at the end of the lease terms is dependent upon the fair value and remaining lives of the plants at that time, which are determined by factors such as power prices, outlook for nuclear power, and the impacts of potential carbon legislation or regulation, all which are outside of PNM’s control; and while PNM has some potential benefit from its renewal options, the vast majority of the value at the end of the leases will accrue to the beneficial owners of the trusts, particularly given increases in the value of existing nuclear generating facilities, which have no GHG, resulting from anticipated carbon legislation or regulation.

As discussed in Note 9 of the Notes to Consolidated Financial Statements in the Annual Reports on Form 10-K, PNM has a PPA covering the entire output of Delta, which is a variable interest under GAAP.  This arrangement was entered into prior to December 31, 2003 and PNM has been unsuccessful in obtaining the information necessary to determine if it is the primary beneficiary of the entity that owns Delta, or to consolidate that entity if it were determined that PNM is the primary beneficiary.  Accordingly, PNM is unable to make those determinations and, as provided in GAAP, continues to account for this PPA as an operating lease.  PNM makes fixed and variable payments to Delta under the PPA.  PNM also controls the dispatch of the generating plant, which impacts the variable payments made under the PPA and impacts the economic performance of the entity that owns Delta.  During the three months ended March 31, 2010 and 2009, PNM incurred fixed payments of $1.4 million and $1.6 million and variable payments of less than $0.1 million and $0.1 million under the PPA.  PNM’s only quantifiable obligation under the PPA is to make the fixed payments, which as of March 31, 2010, aggregated $61.5 million through the end of the PPA in 2020.  PNM will also pay variable costs, which can not be quantified since the amounts are based on how much the generating plant is in operation.  PNM has no other obligations or commitments with respect to Delta.

  ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP.  The MD&A for PNM and TNMP is presented as permitted by Form 10-Q General Instruction H (2).  For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP.  A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, unless otherwise specified.  Certain of the tables below may not appear visually accurate due to rounding.

MD&A FOR PNMR

BUSINESS AND STRATEGY

Overview

    PNMR provides electricity and energy efficiency products and services in both regulated and unregulated markets to help customers meet and manage their energy needs.  PNM sold its gas operations on January 30, 2009 and is now focused on its regulated electric business going forward.

PNM

Critical to PNMR’s success for the foreseeable future is the financial health of PNM, PNMR’s largest subsidiary, which is highly dependent on continued favorable regulatory treatment.  PNM filed its 2008 Electric Rate Case requesting the NMPRC to approve an increase in electric service rates of $123.3 million. PNM also proposed a more traditional FPPAC.  In June 2009, the NMPRC approved a stipulation resolving all issues in the rate case.  The approved stipulation allowed for an increase in annual non-fuel revenues of $77.1 million, 65% of which was implemented for bills rendered beginning July 1, 2009 and the remainder of which was implemented April 1, 2010.  As an offset to the non-fuel revenue increase, PNM implemented a credit to customers totaling $26.3 million, representing the amount of revenues from past sales of SO2 allowances, over 21 months beginning July 1, 2009.  The stipulation also provided for a more traditional FPPAC that went into effect with the new rates.

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

The use of a future test year should help PNM to mitigate the adverse effects of regulatory lag, which is inherent when using a historical test year, by focusing on what costs are likely to be when new rates go into effect rather than what they were in the past.  The mitigation of the adverse effects of regulatory lag should result in PNM’s earnings more closely approximating the rate of return allowed by the NMPRC.  PNMR believes that achieving earnings that approximate its allowed rate of return is an important factor in attracting equity investors, as well as being an important metric utilized by credit rating agencies and financial analysts.  PNM’s debt securities are currently rated below investment grade by S&P, although Moody’s rates PNM’s debt at the lowest level of investment grade.  PNM currently expects it will access the credit and capital markets in order to finance at least a portion of the anticipated construction expenditures discussed in Capital Requirements under Liquidity and Capital Resources below.  To the extent such financing includes the issuance of debt securities that are rated below investment grade, the debt would carry a higher interest rate than if the securities were investment grade.  Those higher interest costs would then be included in requests for rate relief, placing additional upward pressure on rates charged to customers.

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

TNMP

TNMP’s financial health is also highly dependent on continued favorable regulatory treatment.  In August 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues, which was subsequently amended to request an additional revenue increase of $15.7 million.  In June 2009, TNMP and the other parties in the rate case reached a unanimous settlement resolving all issues in the rate case and permitting TNMP to increase its rates by $12.7 million annually.  This increase reflects interest and other costs associated with debt refinancing in March 2009 and the settlement adjusts the interest rate TNMP is allowed to collect on its CTC to reflect those costs.  The rate increase includes recovery of Hurricane Ike restoration costs plus carrying costs over five years.  The settlement was approved by the PUCT in August 2009.  TNMP now has the ability to update its transmission rates annually to reflect changes in its invested capital.  TNMP filed a request to update its rates under this provision in March 2010, increasing annual revenues by $5.5 million.  Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities.  See Note 10.  TNMP anticipates filing for its next general rate case in the third quarter of 2010.

Environmental Sustainability

    The Company’s focus on the electric businesses also includes environmental sustainability efforts.  These efforts include environmental upgrades, improving energy efficiency, expanding the renewable energy portfolio of generation resources, and proactively addressing climate change. In early 2009, PNM completed environmental upgrades to each of the four units at SJGS.  PNM’s share of the costs of these upgrades, which reduced the levels of NOX, SO2, and mercury emissions, amounted to $161 million.  As described in Note 10, PNM is subject to the renewable portfolio standard established by New Mexico’s Renewable Energy Act and related regulations issued by the NMPRC, which require utilities to achieve certain levels of energy sales from renewable sources within its generation mix, including wind, solar, distributed generation, and other sources.  PNM is actively engaged in activities to meet the NMPRC standard.  PNM has also established various programs to promote energy efficiency, subject to the approval of the NMPRC.  The Company monitors initiatives regarding legislation or regulation regarding climate change, including GHG, and participates in organizations and forums concerning climate change. The Company has expressed support for the Waxman-Markey bill and is generally supportive of a federal program that includes an economy-wide system of limitations on GHG that would include a cap and trade provision and a system of allowances and offsets designed to mitigate rate increases to utility customers.  The Company is exploring various methods to mitigate its GHG in anticipation of climate change legislation or regulation, including increasing energy efficiency programs and increased reliance on renewable energy resources.  See Climate Change Issues under Other Issues Facing the Company below for additional discussion of climate change matters.  All of these efforts involve costs that the Company believes should be recoverable through rates charged to customers to the extent the costs are attributable to regulated operations.  However, recovery of these costs is subject to the approval of regulators and will cause upward pressure on rates.

First Choice

As a REP, First Choice operates in the highly competitive Texas retail market, which experienced extreme price volatility and transmission congestion in 2008.  ERCOT controls the transmission of power in the areas that First Choice supplies.  ERCOT historically has operated through a series of geographic zones, which has led to congestion of the transmission system when large volumes of power were being transmitted between zones. Congestion tends to drive prices up in the spot market. These anomalies negatively impacted the margins realized from end use customers.  These conditions were exacerbated by the impacts of Hurricane Ike and depressed economic conditions resulting in very high levels of customer turnover and levels of uncollectible accounts significantly higher than historical experience.  ERCOT has made changes in its control protocols and is scheduled to change from the zonal system to a nodal system in December 2010, both of which should reduce congestion and price volatility.  During 2009 and early 2010, the Texas retail market was more stable and First Choice does not anticipate the levels of extreme congestion and price volatility will reoccur in the near future.  In addition, both power and natural gas prices decreased significantly, resulting in a substantial increase in margins realized by First Choice.  These factors and increased focus on growing commercial accounts, customer credit standards, and improved customer service have improved results of operations at First Choice.  First Choice expects market conditions to continue to be a key factor for the business and believes margins will return to more historic levels during 2010.

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

Optim Energy

PNMR’s 50 percent ownership of Optim Energy allows it to participate in the operation of Optim Energy’s assets and business and the formulation of Optim Energy’s business strategy.  Optim Energy owns electric generating assets in one of the nation’s growing power markets.  In 2009, Optim Energy was affected by continuing adverse market conditions, primarily low natural gas and power prices, and changed its near-term focus.  Optim Energy is currently focused on utilizing cash flow from operations to reduce debt and optimizing its current generation assets as a stand-alone independent power producer.  The goal is to position Optim Energy to optimize its performance under current market conditions with the expectation of being able to take advantage of any economic recovery in the power and gas markets over the next several years.

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

RESULTS OF OPERATIONS

Executive Summary

A summary of net earnings (loss) attributable to PNMR is as follows:

	Three Months Ended March 31,
	2010	2009	Change
	(In millions, except per share amounts)
Earnings (loss) from continuing operations	$(8.4)	$13.7	$(22.1)
Earnings from discontinued operations, net of income taxes	-	75.9	(75.9)
Net earnings (loss)	$(8.4)	$89.5	$(97.9)
Average common and common equivalent shares outstanding	91.5	91.4	0.1
Earnings (loss) from continuing operations per diluted share	$(0.09)	$0.15	$(0.24)
Net earnings (loss) per diluted share	$(0.09)	$0.98	$(1.07)

The components of the change in earnings (loss) from continuing operations attributable to PNMR (in millions) are:

PNM Electric	$9.4
TNMP Electric	0.2
First Choice	(14.5)
Corporate and Other	(13.7)
Optim Energy	(3.5)
Net change	$(22.1)

Detailed information regarding the changes in earnings (loss) from continuing operations are included in the segment information below. The after-tax changes relate primarily to losses on unrealized economic hedges at First Choice which decreased earnings by $17.9 million in 2010 compared with gains of $0.3 million in 2009.  In addition, gains at Corporate and Other in 2009 relating to a $9.1 million fee received upon termination of the proposed CRHC acquisition and $4.5 million on the re-acquisition of $157.4 million of PNMR’s 9.25% senior unsecured notes were partially offset by a $5.1 million gain at PNM for a settlement associated with the Republic Savings Bank litigation in 2010.

Segment Information

The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities.  See Note 3 for more information on PNMR’s operating segments.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.  Trends and contingencies of a material nature are discussed to the extent known.  Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

PNM Electric

The table below summarizes operating results for PNM Electric:

	Three Months Ended March 31,
	2010	2009	Change
	(In millions)
Total revenues	$230.5	$232.0	$(1.5)
Cost of energy	86.4	101.5	(15.1)
Gross margin	144.1	130.4	13.6
Operating expenses	108.8	97.5	11.3
Depreciation and amortization	22.9	22.4	0.4
Operating income	12.5	10.5	2.0
Other income (deductions)	16.1	1.0	15.1
Interest charges	(18.1)	(17.2)	(0.9)
Earnings (loss) before income taxes	10.5	(5.7)	16.2
Income (taxes) benefit	(2.9)	3.3	(6.3)
Valencia non-controlling interest	(3.1)	(2.6)	(0.5)
Preferred stock dividend requirements	(0.1)	(0.1)	-
Segment earnings (loss)	$4.3	$(5.1)	$9.4

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2010/2009 Change
	Total	Cost of	Gross
	Revenues	Energy	Margin
		(In millions)
Retail rate increases	$10.6	$6.6	$4.0
Retail load, fuel and transmission	(4.0)	(9.1)	5.1
Unregulated margins	(3.2)	(6.7)	3.5
Net unrealized economic hedges	(4.9)	(5.5)	0.6
Consolidation of Valencia PPA	-	(0.4)	0.4
Total increase (decrease)	$(1.5)	$(15.1)	$13.6

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Three Months Ended March 31,
	2010	2009	Change
	(In millions, except customers)
Residential	$84.4	$73.7	$10.7
Commercial	72.9	70.0	2.9
Industrial	20.3	19.0	1.3
Public authority	4.4	4.4	-
Other retail	2.1	2.9	(0.8)
Transmission	9.7	7.7	2.0
Firm requirements wholesale	8.2	7.6	0.6
Other sales for resale	30.6	43.5	(12.9)
Mark-to-market activity	(2.1)	3.2	(5.3)
	$230.5	$232.0	$(1.5)
Average retail customers (thousands)	501.0	497.9	3.1

The following table shows PNM Electric GWh sales by customer class:

	Three Months Ended March 31,
	2010	2009	Change
	(Gigawatt hours)
Residential	858.4	795.7	62.7
Commercial	881.2	855.6	25.6
Industrial	349.8	355.2	(5.4)
Public authority	54.2	51.7	2.5
Firm requirements wholesale	177.2	183.6	(6.4)
Other sales for resale	541.2	1,060.1	(518.9)
	2,862.0	3,301.9	(439.9)

The results of operations of PNM Electric are primarily driven by the rate making decisions and other actions of the NMPRC.  In 2010, margins improved due to the implementation of new rates in PNM’s 2008 Electric Rate Case.  The first phase implemented 65% of a $77.1 million non-fuel base rate increase, for retail customers except those formerly served by TNMP, beginning July 1, 2009.  PNM implemented the remaining 35% or $27.0 million increase on April 1, 2010.

Increases in retail loads, driven by cooler temperatures and an increase in usage per customer, as well as higher transmission revenues from new transmission contracts, increased revenues and margins. Decreases to revenues were driven by lower off-system sales volumes due to lower available excess generation resulting from outages at baseload facilities.  These reductions in revenues, along with an increase in economy purchase volumes to meet load requirements were offset through the FPPAC for retail customers, except those customers formerly served by TNMP and certain wholesale customers.

The revenues and costs associated with Luna, Lordsburg, and the Valencia PPA were included in unregulated margins prior to May 2009, when the costs of those plants, net of off-system sales, began being recovered through the regulatory process.  In 2009, unregulated margins were negatively impacted due to the fixed demand charges associated with the Valencia PPA.

PNM Electric analyzes results associated with the Valencia PPA as costs of energy.  Under GAAP, the Valencia PPA is consolidated, which results in costs being reflected as operating expenses and non-controlling interest that would have been included in cost of energy if the Valencia PPA was not consolidated.

Increases in operating expenses are driven by planned outage costs at Four Corners and increased outage and maintenance costs incurred at SJGS due to unplanned repairs on San Juan Unit 2, higher medical and pension plan costs,  lower capitalized administrative and general costs due to lower capital spending, and an increase in allocated corporate costs.

Depreciation and amortization expense increased due to higher utility plant and amortization of certain regulatory assets, which are partially offset by lower depreciation expense on PVNGS and Reeves Station due to extension of useful lives.

Other income increases are primarily due to an $8.5 million settlement associated with the Republic Savings Bank litigation and $6.6 million related to improved performance of the NDT assets.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Three Months Ended March 31,
	2010	2009	Change
	(In millions)
Total revenues	$48.2	$41.2	$7.0
Cost of energy	9.1	8.6	0.5
Gross margin	39.1	32.6	6.5
Operating expenses	18.8	17.9	0.8
Depreciation and amortization	10.1	8.6	1.5
Operating income	10.2	6.1	4.2
Other income (deductions)	0.3	0.4	(0.0)
Interest charges	(7.9)	(4.1)	(3.8)
Earnings before income taxes	2.7	2.4	0.3
Income (taxes)	(1.1)	(1.0)	(0.1)
Segment earnings	$1.6	$1.4	$0.2

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2010/2009 Change
	Total	Cost of	Gross
	Revenues	Energy	Margin
	(In millions)
Rate increases	$1.3	$-	$1.3
Customer usage/load	3.2	-	3.2
Other	2.5	0.5	2.0
Total increase (decrease)	$7.0	$0.5	$6.5

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Three Months Ended March 31,
	2010	2009	Change
	(In millions, except customers)
Residential	$18.9	$14.4	$4.5
Commercial	17.5	16.0	1.5
Industrial	3.0	3.0	-
Other	8.8	7.8	1.0
	$48.2	$41.2	$7.0
Average customers (thousands) (1)	228.5	228.1	0.4

(1)
Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy.  The average customers reported above include 79,193 and 89,895 customers of TNMP Electric for the three months ended March 31, 2010 and 2009, who have chosen First Choice as their REP.  These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Three Months Ended March 31,
	2010	2009	Change
	(Gigawatt hours(1))
Residential	611.5	509.8	101.7
Commercial	476.4	460.3	16.1
Industrial	516.8	424.1	92.7
Other	24.8	25.8	(1.0)
	1,629.5	1,420.0	209.5

(1)
The GWh sales reported above include 249.5 and 248.3 GWhs for the three months ended March 31, 2010 and 2009 used by customers of TNMP Electric, who have chosen First Choice as their REP.  These GWhs are also included below in the First Choice segment.

Implementation of new rates on September 1, 2009 and an increase in retail sales associated with cooler temperatures increased revenues and margins.   In March 2010, TNMP filed a request to update its transmission rates to reflect changes in its invested capital. The request would increase annual rates by $5.5 million and is before the PUCT for approval, which is expected in second quarter 2010.

Operating expenses increased largely from higher self insurance premiums and losses, as well as corporate allocation costs, partially offset by lower tree trimming expenses.

Depreciation and amortization increased related to the amortization of Hurricane Ike restoration costs, which are covered in new rates discussed above, and higher depreciation costs due to increases in transmission plant.

Interest charges increased primarily due to higher interest rates on long-term debt issued in March 2009.  The higher cost of debt is reflected in the rate increase discussed above.

PNM Gas

The table below summarizes the operating results for PNM Gas, which is classified as discontinued operations in the Condensed Consolidated Statements of Earnings (Loss):

Three Months Ended
March 31, 2009
(In millions)
Total revenues	$65.7
Cost of energy	44.7
Gross margin	21.0
Operating expenses	5.8
Depreciation and amortization	-
Operating income	15.2
Other income (deductions)	0.3
Interest charges	(1.0)
Gain on disposal	101.4
Earnings before income taxes	115.9
Income (taxes)	(40.0)
Segment earnings	$75.9

PNM completed the sale of the PNM Gas business on January 30, 2009.  PNM Gas is reported as discontinued operations as required under GAAP.  PNM Gas purchased natural gas in the open market and sold it at no profit to its sales-service customers. As a result, increases or decreases in gas revenues driven by gas costs did not impact the gross margin or operating income of PNM Gas. Increases or decreases to gross margin caused by changes in sales-service volumes represented margin earned on the delivery of gas to customers based on regulated rates.

As a result of the sale, the above table reflects operations from the PNM Gas business from January 1 through January 30, 2009.  Milder weather combined with lower usage-per customer reduced overall sales volumes in 2009.  A pre-tax gain of $101.4 million, which reflects the retroactive adjustment discussed in Note 1, was recognized on the sale of the PNM Gas business.

First Choice

The table below summarizes the operating results for First Choice:

	Three Months Ended March 31,
	2010	2009	Change
	(In millions)
Total revenues	$114.4	$122.2	$(7.8)
Cost of energy	105.0	80.4	24.6
Gross margin	9.4	41.8	(32.4)
Operating expenses	20.4	29.3	(8.9)
Depreciation and amortization	0.3	0.5	(0.3)
Operating income (loss)	(11.3)	11.9	(23.2)
Other income (deductions)	-	-	-
Interest charges	(0.3)	(1.0)	0.7
Earnings (loss) before income taxes	(11.6)	10.9	(22.6)
Income (taxes) benefit	4.2	(3.9)	8.1
Segment earnings (loss)	$(7.5)	$7.0	$(14.5)

The following table summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2010/2009 Change
	Total	Cost of	Gross
	Revenues	Energy	Margin
	(In millions)
Weather	$11.3	$7.5	$3.8
Customer growth/usage	(6.2)	(4.9)	(1.3)
Retail margins	(13.0)	(6.3)	(6.7)
Trading margins	0.1	-	0.1
Unrealized economic hedges	-	28.3	(28.3)
Total increase (decrease)	$(7.8)	$24.6	$(32.4)

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Three Months Ended March 31,
	2010	2009	Change
	(In millions, except customers)
Residential	$74.7	$76.0	$(1.3)
Mass-market	4.2	8.3	(4.1)
Mid-market	30.9	32.1	(1.2)
Trading gains (losses)	-	(0.1)	0.1
Other	4.6	5.9	(1.3)
	$114.4	$122.2	$(7.8)
Actual customers (thousands) (1,2)	221.4	246.7	(25.3)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)
Due to the competitive nature of First Choice’s business, actual customer count at March 31 is presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

The following table shows First Choice GWh electric sales by customer class:

	Three Months Ended March 31,
	2010	2009	Change
	(Gigawatt hours) (1)
Residential	550.1	501.8	48.3
Mass-market	26.6	42.0	(15.4)
Mid-market	251.2	248.7	2.5
Other	2.0	2.3	(0.3)
	829.9	794.8	35.1

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

During 2010, favorable weather and increased MWh sales were offset by a decrease in the average sales price and a reduction in the number of customers resulting in decreased operating revenues compared to 2009.   Lower purchased power costs and fewer customers in 2010 resulted in decreased cost of energy.

First Choice manages its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margins.  Accordingly, First Choice has forward energy contracts in place to cover the future load requirements for most of its fixed price sales contracts.  Gains or losses on unrealized economic hedges represent changes in unrealized fair value estimates related to these forward energy contracts.  Changes in the fair value of supply contracts that are not designated or are not eligible for hedge or normal purchase/sales accounting are marked to market through current period earnings as required by GAAP.   During the first quarter of 2010, market energy prices decreased significantly, which resulted in GAAP losses on certain of First Choice's forward supply contracts.  First Choice is not required to mark the related fixed price sales contracts to market, which would likely show offsetting gains as market energy prices decrease.  First quarter losses on unrealized economic hedges decreased segment earnings by $27.8 million in 2010 compared with gains of $0.5 million in 2009.  These mark-to-market losses are not necessarily indicative of the amounts that will be realized upon settlement or the retail margin First Choice will realize.

The allowance for uncollectible accounts and related bad debt expense is based on collections and write-off experience.  In late 2008 and early 2009, the customer default rates experienced were significantly above historic levels due to macroeconomic conditions, higher average final bills, and an increase in customer churn.  Recently, lower customer departures, lower default rates and significantly lower average final bills attributable to lower sales prices have reduced bad debts.  As a result, bad debt expense in the first quarter of 2010 was $8.5 million lower than in 2009.  This reduction can be partially attributed to several initiatives undertaken by management to reduce bad debt expense.  These initiatives include efforts to reduce the default rate experienced for customers switching to another REP and increased focus on identifying new customer prospects that are more likely to demonstrate desired payment behavior.  First Choice is focusing its marketing efforts on commercial customers and customers with established payment patterns.  First Choice has also increased the credit score required to become a customer and expanded the circumstances where customers are required to provide advance deposits to obtain service, or both.  In addition, possible regulatory changes are under discussion with the PUCT that would impede a customer's ability to switch REPs until past due balances are paid.

First Choice had lower customer acquisition expenses and support services costs in the first quarter of 2010 compared 2009.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2010	2009	Change
	(In millions)
Total revenues	$(9.6)	$(9.5)	$(0.1)
Cost of energy	(9.5)	(9.3)	(0.2)
Gross margin	(0.1)	(0.2)	0.1
Operating expenses	(3.3)	(6.1)	2.9
Depreciation and amortization	4.1	4.5	(0.5)
Operating income (loss)	(0.8)	1.4	(2.3)
Equity in net earnings (loss) of Optim Energy	(4.4)	1.4	(5.7)
Other income (deductions)	(1.4)	20.2	(21.6)
Interest charges	(5.2)	(6.6)	1.5
Earnings (loss) before income taxes	(11.7)	16.4	(28.1)
Income (taxes) benefit	4.8	(6.1)	10.8
Segment earnings (loss)	$(7.0)	$10.3	$(17.3)

The Corporate and Other Segment includes consolidation eliminations of revenues and cost of energy between business segments, primarily related to TNMP’s sale of transmission to First Choice. Corporate and Other also includes equity in Optim Energy’s results of operations, which are further explained below.

Other operating expenses increased in the three months ended March 31, 2010 compared to 2009 primarily due to credits of $2.4 million related to elimination of operating lease expense paid by PNM to PNMR related to a portion of PVNGS Unit 2, which was transferred to PNM in July 2009.  This amount is offset in PNM Electric.

Depreciation expense decreased $0.5 million in the three months ended March 31, 2010 compared to 2009 related to a decrease in asset base, primarily resulting from the transfer of a portion of PVNGS Unit 2 to PNM in July 2009.

Other income and deductions decreased in 2010 compared to 2009 primarily due to a $15.0 million fee received upon termination of the CRHC acquisition agreement and a gain of $7.5 million on the re-acquisition of $157.4 million of PNMR’s 9.25% senior unsecured notes, both of which occurred in 2009.

Interest charges decreased in 2010 compared to 2009 primarily due to lower long-term borrowings due to the re-acquisition of $157.4 million of PNMR’s 9.25% senior unsecured notes, which occurred in February 2009, and lower short-term borrowings.

Optim Energy

The table below summarizes the operating results for Optim Energy:

	Three Months Ended March 31,
	2010	2009	Change
		(In millions)

Total operating revenues	$105.6	$78.4		$27.2
Cost of energy	77.3	45.2		32.1
Gross margin	28.3	33.2		(4.9)
Operating expenses	19.5	19.9		(0.4)
Depreciation and amortization	12.1	7.7		4.4
Operating income (loss)	(3.3)	5.7		(9.0)
Other income (deductions)	0.1	0.1		0.0
Interest charges	(4.7)	(2.5)		(2.2)
Earnings (loss) before income taxes	(7.9)	3.3		(11.2)
Income (tax) benefit on margin	-	(0.2)		(0.2)
Net earnings (loss)	$(8.0)	$3.1		$(11.1)

50 percent of net earnings (loss)	$(4.0)	$1.6	$	(5.6)
Plus amortization of basis difference in Optim Energy	(0.4)	(0.2)		(0.2)
PNMR equity in net earnings (loss) of Optim Energy	$(4.4)	$1.4		$(5.8)

Optim Energy’s current strategy and near-term focus is on utilizing cash flow from operations to reduce debt and optimizing its generation assets as a stand-alone independent power producer.  The goal is to position Optim Energy to optimize its performance in the current market with expectation of being able to take advantage of any economic recovery in the power and gas market over the next several years.

Optim Energy’s management evaluates the results of operations on an on-going earnings before interest, income taxes, depreciation, amortization, mark-to-market, and certain other items (“On-going EBITDA”) basis. Altura (Twin Oaks), Altura Cogen, and Cedar Bayou 4 generating stations comprise Optim Energy’s core business.   Revenue related to power sales and purchases is included net in operating revenues.  Costs related to fuel purchases and sales are recorded net in cost of sales.

The addition of Cedar Bayou 4 increased generation from 1,157 GWh for the three months ended March 31, 2009 to 1,616 GWh in 2010.  Commercial optimization of generation, increased wind generation in Texas, and well-positioned assets resulted in an increase in ancillary revenues of $4.3 million in 2010 compared to 2009.  This increase was partially offset by excess emission sales of $1.8 million realized in 2009 that did not recur in 2010.  In addition, Optim Energy has a long-term capacity contract that triggers higher rates when sales volumes decline.  In the three months ended March 31, 2009, Optim Energy recognized revenue of $1.5 million under this provision.  In 2010, the customer's industrial production increased and these payments have returned to their lower price levels.

    On-going EBITDA excludes purchase accounting amortization included in gross margin related to out of market contracts and emission allowances that were recorded at the acquisition of Altura and Altura Cogen.  Amortization related to out of market contracts decreased total operating revenues $4.0 million in 2010 and $3.1 million in 2009.  Amortization for out of market contracts will continue through the expiration of each contract, which is 2010 for Altura and 2021 for Altura Cogen.  In addition, 2010 and 2009 cost of energy each includes $1.3 million of amortization related to emission allowances acquired in the acquisitions.  The amortizations for emission allowances are recorded as the allowances are used in plant operations, sold or expire.

    On-going EBITDA excludes interest expense and depreciation.  Construction of Cedar Bayou 4 was completed in June 2009.  Optim Energy capitalized $1.6 million of interest in 2009 related to this development, resulting in a 2010 increase in interest expense.  Depreciation of Cedar Bayou 4 began after completion and amounted to $1.9 million in the three months ended March 31, 2010.   Other asset additions in 2009 and shortened asset lives resulted in the additional depreciation increases.

Optim Energy has a hedging program that covers a multi-year period.  The level of hedging at any given time varies depending on current market conditions and other factors.  Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases/sales are derivative instruments that are required to be marked to market.  On-going EBITDA excludes the forward mark-to-market gains of $4.3 million for 2010 and $9.4 for 2009.

LCC is Optim Energy’s counterparty in several agreements for power and steam sales.  In addition, LCC leases Optim Energy the land for the Altura Cogen facility and provides other services, including water, to that facility.  On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  The pre-petition amount due from LCC is immaterial and was fully reserved as of December 31, 2008.  LCC has continued to perform under the existing contracts since the filing. LCC’s bankruptcy plan was confirmed by the bankruptcy court on April 23, 2010. LCC has filed documents with the bankruptcy court indicating its intent to assume its contracts with Altura Cogen. As part of this process, LCC is required to cure pre-petition defaults under its contracts with Altura Cogen. Altura Cogen and LCC are negotiating the terms of a stipulation to cure these defaults.

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

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2010 compared to 2009 are summarized as follows:

	Three Months Ended March 31,
	2010	2009	Change
		(In millions)
Net cash flows from:
Operating activities	$(13.3)	$(15.3)	$2.0
Investing activities	(54.1)	560.7	(614.8)
Financing activities	81.7	(615.6)	697.3
Net change in cash and cash equivalents	$14.3	$(70.2)	$84.5

The change in PNMR’s cash flows from operating activities reflects improved results of operations at PNM and TNMP in 2010, primarily due to the impact of rate increases. In 2010, the operating results of First Choice were negatively impacted by $27.8 million of mark-to-market losses on derivative contracts, which do not impact cash flows from operations. Lower interest payments resulting from reduced debt as discussed below also had a favorable impact. Increases were offset by increased collateral requirements at PNM and First Choice in 2010.

The changes in cash flows from investing activities relate primarily to the proceeds from the sale of PNM Gas in 2009. Reduced construction expenditures in 2010, mostly at PNM, were partially offset by increased payments for rights of way renewals.

The changes in cash flows from financing activities relate primarily to the use of the proceeds from the sale of PNM Gas to retire short-term borrowings at PNM and PNMR, as well as the retirement of long-term borrowings at PNMR in 2009. At TNMP, the retirement of both short-term and long-term borrowings was financed by new long-term borrowings in 2009. In 2010, short-term borrowings were used to fund continuing construction expenditures.

Financing Activities

See Note 7 for information concerning the Company’s financing activities during the three months ended March 31, 2010.  Additional information on the Company’s financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K.

Capital Requirements

    Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock.  PNMR’s Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.  The main focus of PNMR’s current construction program is upgrading generation resources, constructing renewable energy resources to be owned by PNM, upgrading and expanding the electric transmission and distribution systems, and purchasing nuclear fuel.  Projections, including amounts expended through March 31, 2010, for total capital requirements for 2010 are $331.3 million, including construction expenditures of $285.1 million.  Total capital requirements for the years 2010-2014 are projected to be $1,770.4 million, including construction expenditures of $1,509.8 million.  These amounts do not include forecasted construction expenditures of Optim Energy.  These estimates are under continuing review and subject to on-going adjustment, as well as to Board review and approval.  TNMP is planning to undertake a project to install an advanced metering system for customers it serves.  This would entail an investment of approximately $70 million, which is not included in the above numbers and has not yet been approved by the Board.  TNMP will not commit to this project before the method of recovery of the investment is authorized by the PUCT.  TNMP anticipates making a filing with the PUCT in the second quarter of 2010 to request this authorization.  During the first three months of 2010, the Company utilized its liquidity arrangements, to meet its capital requirements, including construction expenditures.

In April 2010, PNMR and ECJV each made an equity contribution to Optim Energy of $15.0 million in cash.  PNMR and ECJV also agreed to make additional cash contributions during 2010 that would aggregate approximately $5.0 million from each owner.  Optim Energy used the equity contributions to reduce amounts outstanding under its bank financing arrangement and will also use the additional contributions to reduce debt.  If Optim Energy undertakes additional projects, which require funds that would exceed the capacity of its current credit facility and Optim Energy is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV and no assurance can be given that such funding will be available to Optim Energy.  PNMR is unable to predict if additional funding will be required or, if required, the amount or timing of additional funds that would be provided to Optim Energy.

Liquidity

    PNMR’s liquidity arrangements include the PNMR Facility and the PNM Facility both of which primarily expire in 2012 and the TNMP Revolving Credit Facility, which expires in April 2011.  These facilities provide short-term borrowing capacity and also allow letters of credit to be issued, which reduce the available capacity under the facilities.  These credit facilities will need to be renegotiated or replaced prior to their expirations in order to provide sufficient liquidity to finance operations and construction expenditures.  The availability of such credit facilities, including their amounts for borrowing thereunder and their terms and conditions, will depend on the credit markets at that time, as well as the Company’s credit ratings and operating results.  Both PNMR and PNM also have lines of credit with local financial institutions.  As of April 30, 2010, the Company had short-term debt outstanding of $309.0 million at an average interest rate of 1.10%.

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

    In addition to its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2010-2014 period.

    The Company’s ability, if required, to access the credit and capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial markets.  The credit ratings for PNMR, PNM, and TNMP are set forth under the heading Liquidity in the MD&A contained in the 2009 Annual Reports on Form 10-K.  On March 9, 2010, Moody’s revised its outlook to stable from negative for PNMR, PNM, and TNMP.  In addition, Moody's upgraded the senior secured obligations of TNMP to Baa1 from Baa2.  All other credit ratings remain unchanged.

A summary of liquidity arrangements as of April 30, 2010 is as follows:

	PNMR	PNM	TNMP	PNMR
	Separate	Separate	Separate	Consolidated
		(In millions)
Financing Capacity:
Revolving credit facility	$568.0	$400.0	$75.0	$1,043.0
Local lines of credit	5.0	5.0	-	10.0
Total financing capacity	$573.0	$405.0	$75.0	$1,053.0

Amounts outstanding as of April 30, 2010:
Revolving credit facility	$101.0	$208.0	$-	$309.0
Local lines of credit	-	-	-	-
Total short-term debt outstanding	101.0	208.0	-	309.0

Letters of credit	73.1	13.3	0.3	86.7

Total short–term debt and letters of credit	$174.1	$221.3	$0.3	$395.7

Remaining availability as of April 30, 2010	$398.9	$183.7	$74.7	$657.3
Invested cash as of April 30, 2010	$15.4	$9.3	$-	$24.7

    The above table excludes intercompany debt.  The remaining availability under the revolving credit facilities varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.  LBB was a lender under the PNMR Facility and the PNM Facility.  LBH, the parent of LBB, has filed for bankruptcy protection.  Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility.  In March 2010, the PNMR Facility was amended to remove LBB as a lender and reduce the total capacity under the PNMR Facility from $600.0 million to $568.0 million.  In addition to the reduction in the PNMR Facility related to LBB, the PNMR Facility and the PNM Facility will reduce by $26.0 million and $14.0 million in 2010 and an additional $25.0 million and $18.0 million in 2011 according to their terms.  The Company does not believe amending the PNMR Facility to remove LBB or the scheduled reduction in the facilities will have a significant impact on PNMR’s and PNM’s liquidity.

For offerings of debt securities registered with the SEC, PNMR has an effective shelf registration statement expiring in April 2011.  This shelf registration statement has unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations.  PNMR can offer new shares of PNMR common stock through the PNM Resources Direct Plan under a separate SEC shelf registration statement that expires in August 2012.  In April 2008, PNM filed a new shelf registration statement for the issuance of up to $750.0 million of senior unsecured notes that expires in April 2011.  As of April 30, 2010, PNM had $600.0 million of remaining unissued securities registered under this and a prior shelf registration statement.

    As discussed above and in Note 7, disruption in the credit markets has had a significant adverse impact on a number of financial institutions and several of the financial institutions that the Company deals with have been impacted. However, at this point in time, the Company’s liquidity has not been materially impacted and management does not expect that it will be materially impacted in the near-future.

Off-Balance Sheet Arrangements

    PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and the entire output of Delta, a gas-fired generating plant.  These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers.  See MD&A – Off-Balance Sheet Arrangements and Note 7 of Notes to Consolidated Financial Statements in the 2009 Annual Report on Form 10-K.

Commitments and Contractual Obligations

PNMR, PNM, and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities. See MD&A – Commitments and Contractual Obligations in the 2009 Annual Reports on Form 10-K.

Contingent Provisions of Certain Obligations

As discussed in the 2009 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions.  Some of these, if triggered, could affect the liquidity of the Company.  The contingent provisions include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings and the requirement to provide security under certain contractual agreements. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions.

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include operating lease obligations as debt.

	March 31,	December 31,
	2010	2009
PNMR
PNMR common stockholders’ equity	49.3%	49.6%
Convertible preferred stock	3.0%	3.0%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	47.4%	47.1%
Total capitalization	100.0%	100.0%

PNM
PNM common stockholder’s equity	52.0%	51.9%
Preferred stock	0.5%	0.5%
Long-term debt	47.5%	47.6%
Total capitalization	100.0%	100.0%

TNMP
Common stockholder's equity	59.4%	59.3%
Long-term debt	40.6%	40.7%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

Background

In 2009, PNMR’s interests in generating plants, through PNM and Optim Energy, emitted approximately 9.6 million metric tons of carbon dioxide, the vast majority of its GHG.  By comparison, the total GHG in the United States in 2008, the latest year for which the EPA has compiled this data, were approximately 7.0 billion metric tons, of which approximately 5.9 billion metric tons were carbon dioxide.  Electricity generation accounted for approximately 2.4 billion metric tons of the carbon dioxide emissions.

PNM has several programs underway to mitigate its GHG, and thereby to reduce its climate change risk.  See Note 10.  On January 25, 2010, PNM filed with the NMPRC its revised renewable procurement plan that, if approved, will result in up to 80 MWs of new solar generation on PNM’s system by the end of 2013.  In 2008, PNM filed requests for approval to implement additional electric energy efficiency and load management programs with the NMPRC, which approved the programs in May 2009.  Over the next 19 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 15,000 GWh of electricity, which will avoid at least 1.8 million metric tons of CO2 based upon projected emissions from PNM’s system-wide portfolio with and without these programs.  These estimates are subject to change given that it is difficult to accurately estimate avoidance because of the many variables that impact it, including changes in demand for electricity.

The Board is updated by management and regularly considers the issues around climate change, our GHG and potential financial consequences that might result from potential federal and/or state regulation of GHG.  In particular, management periodically reports to the Board on all of the matters discussed in this section.  In December 2008, the Board established a new stand-alone committee, the Public Policy and Sustainability Committee. This committee monitors Company practices and procedures to assess the sustainability impacts of our operations and products on the environment.  This committee also has responsibility to review the Company’s environmental management systems, monitor the implementation of the Company’s corporate environmental policy, monitor the promotion of energy efficiency, and the use of renewable energy resources.  The committee reports to the Board on a periodic basis regarding the Company’s activities and initiatives in these areas.

EPA Regulation

In April 2007, the U.S. Supreme Court held that the EPA has the authority to regulate GHG under the Clean Air Act.  This decision, coupled with an increased focus in the Obama administration and Congress on legislation to address climate change, has heightened the importance of this issue for the energy industry.   Although there continues to be debate over the details and best design for state and federal programs, increased state and federal legislative and regulatory activities calling for regulation of GHG indicate that climate change protection legislation and regulation are likely in the future.

In July 2008, the EPA published the Greenhouse Gas Advanced Notice of Proposed Rulemaking.   The notice identified, but did not choose among, options for GHG regulation and requested comments on the options presented.  Absent Congressional action, in due course the Company expects the EPA to adopt regulations relating to GHG.

In December 2009, the EPA released its final endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (carbon dioxide, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations.  The finding does not by itself impose any requirements on producers of GHG, but the finding does set the groundwork for the EPA to regulate GHG from new and existing stationary sources such as power plants and for new motor vehicles.  The EPA proposed several rules regulating GHG in anticipation of the final endangerment finding.  In September 2009, the EPA proposed GHG motor vehicle standards.  The final standards were issued on April 1, 2010.  Although promulgation of the motor vehicle standards triggers the applicability of PSD and operating permit (“Title V”) requirements for stationary sources that emit GHG, EPA concluded, in their reconsideration of when GHG regulation under the PSD program will commence, that PSD program requirements will apply to GHG upon the date the motor vehicle standards actually take effect.  EPA stated those standards will take effect when the 2012 model year begins which is no earlier than January 2, 2011. The reconsideration did not specify which sources would be regulated in January 2011.  This same date applies to operating permits.  With respect to PSD and operating permit requirements, the EPA proposed a rule (known as the “tailoring rule”) that would limit applicability to large facilities emitting over 25,000 metric tons of GHG per year.  The proposed rule would require these existing large facilities that undertake a project that results in a significant emissions increase to obtain air permits that demonstrate they are using the best available control technology (“BACT”) to minimize GHG.  Each of the Company’s fossil-fueled electric generating plants emits over 25,000 metric tons of GHG per year.  The final version of the EPA’s tailoring rule has not yet been promulgated.

EPA regulation of GHG from large stationary sources will impact PNM’s operations due to the Company’s reliance on fossil-fueled electric generation.  The impact to PNM is unknown because the regulatory requirements, including what is considered BACT, are not yet defined but could involve investments in efficiency improvements and/or control technologies at the fossil-fueled generating plants.

Federal Legislation

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

In June 2009, the U.S. House of Representatives passed H.R. 2454, the American Clean Energy and Security Act of 2009.  This bill, commonly referred to as the Waxman-Markey Bill, if ultimately passed into law, would establish an economy-wide program, with cap and trade as its cornerstone, regulating GHG.  The bill defines specific emissions reductions requirements and timelines, provides for the allocation of free allowances to electric utilities in the early years of the program to help mitigate cost impacts to ratepayers and allows for compliance flexibility through cost control mechanisms including the establishment of an offset program that will further help mitigate costs to consumers.

On November 5, 2009, the Senate Environment and Public Works Committee reported the Clean Energy Jobs and American Power Act (“S. 1733”) out of committee.  While the bill is broadly similar to the climate change framework in the Waxman-Markey Bill, there are significant differences, including a more aggressive GHG reduction target for 2020.  It appears unlikely that S. 1733 has the bipartisan support required to pass the Senate.  Consequently, since November 2009, Senator Kerry (D, MA), an original cosponsor of S. 1733, Senator Graham (R, SC) and Senator Lieberman (I, CN) have been working together to develop climate change legislation that could attract the bipartisan support necessary for enactment.

    The Company has assessed, and continues to assess, the impacts of potential climate change legislation or regulation on its business.  This assessment is preliminary, and changes in the legislative or regulatory process could impact the assessment significantly.  The Company’s assessment includes assumptions regarding the specific GHG limits, the timing of implementation of these limits, the level of emissions allowances allocated and the level that must be purchased, the development of technologies for renewable energy and to reduce emissions, the cost of emissions allowances, the degree to which offsets may be used for compliance, and provisions for cost containment.  Moreover, the assessment assumes various market reactions such as with respect to the price of coal and gas and regional plant economics.  These assumptions, at best, are preliminary and speculative.  However, based upon these assumptions, the enactment of climate change legislation would likely, among other things, result in significant compliance costs, including significant capital expenditures by the Company, and could jeopardize the economic viability of certain generating facilities.  For example, see the discussion of Four Corners in Note 9 under the caption The Clean Air Act – Regional Haze.  In turn, these consequences would lead to increased costs to customers and could affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates.  Higher rates could also contribute to reduced demand for electricity.  The Company’s assessment process is ongoing but too preliminary and speculative at this time for the meaningful prediction of financial impact.

USCAP

In 2006, the Company became a founding member of the United States Climate Action Partnership (“USCAP”), a coalition currently consisting of 35 businesses and national environmental organizations calling on the federal government to enact national legislation to reduce GHG at the earliest practicable date.   USCAP released

A Call To Action, a set of principles and recommendations outlining a policy framework for federal climate protection legislation in January 2007, and released its Blueprint for Legislative Action to the U.S. Congress and the Obama Administration in January 2009.   It is the Company’s longstanding position that a mandatory, economy-wide, market-driven approach that includes a cap and trade program, combined with other complementary state and federal policies, is the most cost effective and environmentally efficient means of addressing GHG reductions.  In addition, by eliminating the regulatory uncertainty of GHG regulation, a properly designed federal program could result in clean energy investment and allow utilities to make informed long-term investments.  The Company intends to continue working with USCAP, government agencies, and Congress to advocate for federal action to address this challenging environmental issue that is closely linked with the U.S. economy, energy supply, and energy security. The basic framework of the part of the Waxman-Markey Bill described above that addresses global warming is consistent with the framework proposed by USCAP in its Blueprint for Legislative Action.

State and Regional Activity

    Pursuant to New Mexico law, each utility must submit an integrated resource plan to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation and conventional supply-side resources on a consistent and comparable basis.  The integrated resource plan is required to take into consideration risk and uncertainty of fuel supply, price volatility and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of PNM’s customers.  The NMPRC issued an order in June 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their integrated resource plans using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs in 2010 and thereafter.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.   PNM is required, however, to use these prices for purposes of its integrated resource plan, and the prices may not reflect the costs that it ultimately will incur.   The public involvement phase of PNM’s next integrated resource plan will begin by July 2010.

In December 2008, New Energy Economy (“NEE”), a non-profit environmental advocacy organization, petitioned the New Mexico Environmental Improvement Board (“EIB”) to amend existing regulations and adopt new regulations that would reduce GHG from sources regulated by the State of New Mexico. The EIB ordered legal briefs to be filed on the issue of the EIB’s authority to regulate GHG.  After review of the briefs and a hearing in April 2009, the EIB decided it does have authority to regulate GHG.  On January 13, 2010, PNM along with a diverse group of New Mexico businesses, legislators, and agriculture interests filed a lawsuit in state court requesting a preliminary and permanent injunction enjoining the EIB from conducting further proceedings on the NEE petition based on a challenge of the EIB’s authority to regulate GHG as proposed in the NEE petition.   On April 13, 2010, the state court granted the preliminary injunction requested in the lawsuit, prohibiting the EIB from conducting further proceedings on the NEE petition pending a final ruling on the question of the EIB’s authority to regulate GHG.

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

In January 2010, a similar bill was introduced in the New Mexico House of Representatives that would have allowed EIB to adopt rules for implementing particular portions of WCI, including rules of early reduction allowances, offset allowances and mandatory reporting of GHG for persons importing electricity or heating or transportation fuels. The bill was tabled in committee where it died.  In March 2010, the NMED announced a process that will result in NMED requesting that the EIB adopt rules required to implement a WCI cap and trade program.  This proposal faces the same question of the EIB’s authority to regulate GHG that will be addressed in the NEE lawsuit.  Based on the court’s ruling in the NEE case and the inability to pass a state or regional cap and trade program through the state legislature, the Company does not believe that state regulation of GHG is likely at this time and therefore anticipates no impact from the proposed New Mexico legislation and regulations.

Impact of International Accords, Indirect Consequences, and Physical Impacts

Approximately 82.8% of PNM’s owned and leased generating capacity consists of coal or gas-fired generation that produces GHG, all of which is located within the United States.  The company does not anticipate any direct impact from any near term international accords.  All of Optim Energy’s owned generation produces GHG and is located within the United States.  Based on current forecasts, the Company does not expect its output of GHG to increase significantly in the near-term.  Many factors affect the amount of GHG, including plant performance.  For example, if PVNGS experienced prolonged outages, it may require PNM to utilize other power supply resources such as gas-fired generation, which could increase GHG.  Because of our dependence on fossil-fueled generation, any legislation that imposes a limit or cost on GHG will impact the cost at which we produce electricity.  While PNM expects to be entitled to recover that cost through rates, the timing and outcome of proceedings for cost recovery is uncertain.  In addition, to the extent that we recover any additional costs through rates, our customers may reduce their demand, relocate facilities to other areas with lower energy costs or take other actions that ultimately will adversely impact us.

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

 Other Matters

See Notes 9 and 10 herein and Notes 16, 17 and 18 in the 2009 Annual Reports on Form 10-K for a discussion of commitments and contingencies, rate and regulatory matters and environmental issues facing the Company.

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

As of March 31, 2010, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2009 Annual Reports on Forms 10-K.  The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, or TNMP’s 2009 Annual Report on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

For information about the risks associated with the use of derivative financial instruments see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

SECURITIES ACT DISCLAIMER

Certain securities described in this report, have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws.  This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PNMR controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the Board.  The Board’s Finance Committee sets the risk limit parameters.  The RMC, comprised of corporate and business segment officers, oversees all of the risk management activities, which include commodity risk, credit risk, interest rate risk, and business risk.  The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies.  PNMR has risk control organizations, which are assigned responsibility for establishing and enforcing the policies, procedures, and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.

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

Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 4.  Note 4 also contains a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets.

The following table details the changes in PNMR’s net asset or liability balance sheet position for mark-to-market energy transactions other than designated cash flow hedges:

	Trading	Economic Hedges	Total
Three Months Ended March 31, 2010	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$1,239	$2,217	$3,456
Amount realized on contracts delivered during period	(294)	771	477
Changes in fair value	3	(33,835)	(33,832)
Net change recorded as mark-to-market	(291)	(33,064)	(33,355)
Unearned/prepaid option premiums	-	1,618	1,618
Settlement of de-designated cash flow hedges	-	476	476
Net fair value at end of period	$948	$(28,753)	$(27,805)

Three Months Ended March 31, 2009
Sources of fair value gain (loss):
Net fair value at beginning of period	$2,556	$(5,422)	$(2,866)
Amount realized on contracts delivered during period	(1,565)	4,876	3,311
Changes in fair value	(5)	(10,261)	(10,266)
Net change recorded as mark-to-market	(1,570)	(5,385)	(6,955)
Unearned/prepaid option premiums	-	(480)	(480)
Net fair value at end of period	$986	$(11,287)	$(10,301)

The following table provides the maturity of PNMR’s net assets (liabilities) other than cash flow hedges, giving an indication of when these mark-to-market amounts will settle and generate (use) cash.  The following values were determined using broker quotes and option models:

Fair Value of Mark-to-Market Instruments at March 31, 2010

	Less than
	1 year	1-3 Years	4+ Years	Total
		(In thousands)
Trading
Prices actively quoted	$4,800	$-	$-	$4,800
Prices provided by other external sources	(3,852)	-	-	(3,852)
Prices based on models and other valuations	-	-	-	-
	948	-	-	948
Economic hedges
Prices actively quoted	(15,938)	(5,636)	-	(21,574)
Prices provided by other external sources	(4,446)	(2,540)	(278)	(7,264)
Prices based on models and other valuations	(15)	100	-	85
	(20,399)	(8,076)	(278)	(28,753)
Total	$(19,451)	$(8,076)	$(278)	$(27,805)

The fair value of PNMR’s commodity derivative instruments designated as cash flow hedging instruments increased $0.3 million and decreased $2.1 million for the three months ended March 31, 2010 and March 31, 2009.

Risk Management Activities

PNM measures the market risk of its long-term contracts and wholesale activities using a VaR calculation to measure price movements.  The VaR calculation reports the possible market loss for the respective transactions.  This calculation is based on the transaction’s fair market value on the reporting date.  Accordingly, the VaR calculation is not a measure of the potential accounting mark-to-market loss.  PNM utilizes the Monte Carlo VaR simulation model.  The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The VaR methodology employs the following critical parameters:  historical volatility estimates; market values of all contractual commitments; appropriate market-oriented holding periods; and seasonally adjusted and cross-commodity correlation estimates.  The VaR calculation considers PNM’s forward positions, if any.  PNM uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level.  The two-tailed confidence level established is 95%.  For example, if VaR is calculated at $10.0 million, it is estimated that in 950 out of 1,000 market simulations the pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

PNM measures VaR for all transactions that are not directly asset-related and have economic risk.  PNM did not have any non-asset backed transactions for the three months ended March 31, 2010.  For the three months ended March 31, 2009, the average, high, and low VaR amount for these transactions was less than $0.1 million.  The total VaR amount for these transactions at March 31, 2009 was less than $0.1 million.

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

For the three months ended March 31, 2010, the average GEaR amount was $3.1 million, with high and low GEaR amounts for the period of $4.4 million and $1.5 million.  The total GEaR amount at March 31, 2010 was $2.7 million.  For the three months ended March 31, 2009, the average GEaR amount for these transactions was $7.3 million, with high and low GEaR amounts for the period of $11.4 million and $3.8 million.  The total GEaR amount for these transactions at March 31, 2009 was $8.4 million.

First Choice utilizes a short-term VaR measure to manage its market risk.  The VaR limit is based on the same total portfolio approach as the GEaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a 10-day holding period.  This holding period is considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market.  The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level.  The VaR amount for these transactions was $0.5 million at March 31, 2010.  For the three months ended March 31, 2010, the high, low and average VaR amounts were $2.3 million, $0.4 million and $1.5 million.  The VaR amount for these transactions was $0.7 million at March 31, 2009.  For the three months ended March 31, 2009, the high, low and average VaR amounts were $2.0 million, $0.5 million and $1.0 million.

The Company's risk measures are regularly monitored by the Company's RMC.  The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.  There were no exceedences of VaR or GEaR limits for the three months ended March 31, 2010 or 2009.

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

The following table provides information related to PNMR’s credit exposure as of March 31, 2010.  The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties.

Schedule of Credit Risk Exposure
March 31, 2010

			Net
		Number	Exposure
	(b)	of	of
	Credit	Counter	Counter-
	Risk	-parties	parties
Rating (a)	Exposure	>10%	>10%
	(Dollars in thousands)
External ratings:
Investment grade	$45,395	3	$21,423
Non-investment grade	4,797	-	-
Internal ratings:
Investment grade	-	-	-
Non-investment grade	104	-	-
Total	$50,296		$21,423

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

(b)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than full requirements customers), forward sales and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms).  Exposures are offset according to legally enforceable netting arrangements but are not reduced by available credit collateral.  Credit collateral includes advance payments, cash deposits, letters of credit, and parental guarantees received from counterparties.  Amounts are presented before the application of such credit collateral instruments.  At March 31, 2010, PNMR held advance payments of $21.1 million and credit collateral of $4.9 million to offset its credit exposure.

The following table provides an indication of the maturity of PNMR’s credit risk by credit ratings of the counterparties.

  Maturity of Credit Risk Exposure
March 31, 2010

			Greater
	Less than		than	Total
Rating	2 Years	2-5 Years	5 Years	Exposure
		(In thousands)
External ratings:
Investment grade	$45,244	$116	$35	$45,395
Non-investment grade	4,573	224	-	4,797
Internal ratings:
Investment grade	-	-	-	-
Non-investment grade	104	-	-	104
Total	$49,921	$340	$35	$50,296

The Company provides for losses due to market and credit risk.  Credit risk for PNMR's largest counterparty as of March 31, 2010 was $8.2 million.

Interest Rate Risk

PNMR has long-term debt which subjects it to the risk of loss associated with movements in market interest rates.  The majority of PNMR’s long-term debt is fixed-rate debt and does not expose PNMR’s earnings to a major risk of loss due to adverse changes in market interest rates.  However, the fair value of all long-term debt instruments would increase by 2.37%, if interest rates were to decline by 50 basis points from their levels at March 31, 2010.  In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity.  As described in Note 7, TNMP has long-term debt of $50.0 million that bears interest at a variable rate.  However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk.  In addition, in January 2010 PNM entered into a floating-to-fixed interest rate swap with a notional amount of $100.0 million associated with PNM’s unsecured revolving credit facility.  At April 30, 2010, PNMR has $309.0 million of consolidated short-term debt outstanding under its revolving credit facilities and local lines of credit, which allow for a maximum aggregate borrowing capacity of $1,053.0 million.  These facilities bear interest at variable rates, which averaged 1.10% of April 30, 2010 borrowings, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The securities held by PNM in the NDT and in trusts for pension and other post-employment benefits had an estimated fair value of $564.8 million at March 31, 2010, of which 29.5% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates.  If interest rates were to increase by 50 basis points from their levels at March 31, 2010, the decrease in the fair value of the fixed-rate securities would be 4.7%, or $7.8 million.  The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $65.5 million at March 31, 2010, of which 24.7% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates.  If interest rates were to increase by 50 basis points from their levels at March 31, 2010, the decrease in the fair value of the fixed-rate securities would be 6.2%, or $1.0 million.

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

Equity Market Risk

    The NDT and trusts established for PNM’s pension and post-employment benefits hold certain equity securities at March 31, 2010.  These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline.  Equity securities comprised 56.8% of the securities held by the various PNM trusts as of March 31, 2010.  PNM does not directly recover or earn a return through rates on any losses or gains on these equity securities.  The trusts established for TNMP’s pension and post-employment benefits hold certain equity securities.  These equity securities expose TNMP to losses in fair value should the market values of the underlying securities decline.  Equity securities comprised 55.6% of the securities held by the TNMP trusts as of March 31, 2010.  There was a significant decline in the general price levels of marketable equity securities in late 2008 and in early 2009. The impacts of these declines were considered in the funding and expense valuations performed for 2009 and 2010 and resulted in reduced income or increased expense related to the pension plans being recorded and will require increased levels of funding beginning in 2010.  See Note 8.

Alternatives Investment Risk

The Company has a target of investing 20% of its pension assets in the alternatives asset class, which amounted to 21.3% as of March 31, 2010.  This includes real estate, private equity, and hedge funds. These investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value.  The valuation of the alternative asset class has also been impacted by the significant decline in the general price levels of marketable equity securities.

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

Changes in internal controls

    There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

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

Changes in internal controls

    There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

Changes in internal controls

    There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.

●	Navajo Nation Environmental Issues
●	Santa Fe Generating Station
●	Coal Combustion By-Products – Sierra Club Actions
●	Gila River Indian Reservation Superfund Site
●	PVNGS Water Supply Litigation
●	San Juan River Adjudication
●	Western United States Wholesale Power Market
●	Begay v. PNM et al
●	PNM – Emergency FPPAC
●	TNMP – Competitive Transition Charge True-Up Proceeding
●	TNMP – Interest Rate Compliance Tariff

ITEM 1A.  RISK FACTORS

As of the date of this report, there have been no material changes with regard to the  Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2009.

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

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNM Resources, Inc. with all amendments to and including February 17, 2009 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed February 20, 2009)

3.5	PNM	Bylaws of PNM with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP as adopted on August 4, 2005 (incorporated by reference to Exhibit 3.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.1	PNMR	Changes in Director Compensation

10.2	PNMR	Fourth Amendment to Credit Agreement, dated as of March 22, 2010 among PNMR, First Choice Power, L. P., the lenders party thereto and Bank of America, N.A., as administrative agent

10.3	PNMR	2010 Officer Incentive Plan

10.4	PNMR	Form of Performance Restricted Stock Rights Award Agreement for performance-based, time-vested restricted stock rights awards based on adjusted cash earnings granted under the PEP in 2010

10.5	PNMR	Form of Performance Cash Award Agreement for performance cash awards based on adjusted cash earnings granted under the PEP in 2010

10.6	PNM
Municipal Effluent Purchase and Sale Agreement dated April 23, 2010 between City of Phoenix, City of Mesa, City of Tempe, City of Scottsdale, and City of Glendale, Arizona municipal corporations; and Arizona Public Service Company and Salt River Project Agricultural Improvement and Power District, , acting on behalf of themselves and El Paso Electric Company, Southern California Edison Company, Public Service Company of New Mexico, Southern California Public Power Authority, and the Los Angeles Department of Water & Power

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: May 7, 2010	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)