Form 10-Q
period 2010-06-30
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2010-08-09
CIK 22767, 81023, 1108426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission File Number	Name of Registrants, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
001-32462	PNM Resources, Inc.	85-0468296
(A New Mexico Corporation)
Alvarado Square
Albuquerque, New Mexico 87158
(505) 241-2700

001-06986	Public Service Company of New Mexico	85-0019030
(A New Mexico Corporation)
Alvarado Square
Albuquerque, New Mexico 87158
(505) 241-2700

002-97230	Texas-New Mexico Power Company	75-0204070
(A Texas Corporation)
577 N. Garden Ridge Blvd.
Lewisville, Texas 75067
(972) 420-4189

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

PNM Resources, Inc. (“PNMR”)	YES	✓	NO
Public Service Company of New Mexico (“PNM”)	YES	✓	NO
Texas-New Mexico Power Company (“TNMP”)	YES		NO	✓

(NOTE: As a voluntary filer, not subject to the filing requirements, TNMP filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

Indicate by check mark whether the each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

PNMR	YES	NO
PNM	YES	NO
TNMP	YES	NO

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
PNMR	✓
PNM			✓
TNMP			✓

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   ✓

As of July 29, 2010, 86,673,174 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of July 29, 2010 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of July 29, 2010 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Optim Energy Twin Oaks, LP
Altura Cogen	Optim Energy Altura Cogen, LLC (the CoGen Lyondell Power Generation Facility)
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
CCB	Coal Combustion Byproducts
CO2	Carbon Dioxide
Continental	Continental Energy Systems, L.L.C.
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Limited Partnership
DOE	Department of Energy
ECJV	ECJV Holdings, LLC
EIB	New Mexico Environment Improvement Board
EIP	Eastern Interconnection Project
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
First Choice	First Choice Power, L. P. and Subsidiaries, a subsidiary of TNP
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG G	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
KWh	Kilowatt Hour
LBB	Lehman Brothers Bank, FSB, a subsidiary of LBH
LBH	Lehman Brothers Holdings Inc.
LCC	Lyondell Chemical Company
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMGC	New Mexico Gas Company, a subsidiary of Continental

NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOX	Nitrogen Oxide
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
NSR	New Source Review
O&M	Operations and Maintenance
OCI	Other Comprehensive Income
Optim Energy	Optim Energy, LLC, a limited liability company, owned 50% by each of PNMR and ECJV
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries, a subsidiary of PNMR
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PRP	Potential Responsible Party
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RMC	Risk Management Committee
SCE	Southern Cal Edison Company
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company, a subsidiary of BHP
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act
Term Loan Agreement	PNM’s $300 Million Unsecured Delayed Draw Term Loan Facility
TNMP	Texas-New Mexico Power Company and Subsidiaries, a subsidiary of TNP
TNMP Revolving Credit Facility	TNMP’s $75 Million Unsecured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries, a subsidiary of PNMR
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
Valencia	Valencia Energy Facility
VaR	Value at Risk

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Electric Operating Revenues	$ 405,817	$ 401,110	$789,212	$ 786,974

Operating Expenses:
Cost of energy	151,181	175,253	342,069	356,501
Administrative and general	62,420	61,550	125,205	123,687
Energy production costs	51,811	47,134	105,696	95,691
Regulatory disallowances	-	27,286	-	27,286
Depreciation and amortization	37,376	36,946	74,655	73,017
Transmission and distribution costs	15,672	16,398	29,562	30,416
Taxes other than income taxes	13,683	11,665	27,869	25,595

Total operating expenses	332,143	376,232	705,056	732,193

Operating income	73,674	24,878	84,156	54,781

Other Income and Deductions:
Interest income	5,083	11,223	10,110	16,446
Gains (losses) on investments held by NDT	(1,342)	2,469	400	(1,913)
Other income	1,171	5,157	11,370	28,321
Equity in net earnings (loss) of Optim Energy	(3,858)	(7,353)	(8,210)	(5,958)
Other deductions	(3,173)	(2,272)	(5,014)	(4,632)

Net other income (deductions)	(2,119)	9,224	8,656	32,264

Interest Charges	31,761	31,817	63,171	60,766

Earnings before Income Taxes	39,794	2,285	29,641	26,279

Income Taxes (Benefit)	13,492	(1,134)	8,552	6,452

Earnings from Continuing Operations	26,302	3,419	21,089	19,827

Earnings (Loss) from Discontinued Operations, net of Income Taxes (Benefit) of $0, $(1,861), $0 and $38,166	-	(2,611)	-	73,241

Net Earnings	26,302	808	21,089	93,068

Earnings Attributable to Valencia Non-controlling Interest	(3,292)	(2,775)	(6,396)	(5,354)

Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)

Net Earnings (Loss) Attributable to PNMR	$ 22,878	$ (2,099)	$ 14,429	$ 87,450

Earnings from Continuing Operations Attributable to PNMR per Common Share:

Basic	$ 0.25	$ 0.01	$ 0.16	$ 0.16
Diluted	$ 0.25	$ 0.01	$ 0.16	$ 0.16
Net Earnings (Loss) Attributable to PNMR per Common Share:

Basic	$ 0.25	$ (0.02)	$ 0.16	$ 0.96
Diluted	$ 0.25	$ (0.02)	$ 0.16	$ 0.96

Dividends Declared per Common Share	$ 0.125	$ 0.125	$ 0.250	$ 0.250

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2010	2009
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$ 19,097	$ 14,641
Accounts receivable, net of allowance for uncollectible accounts of $10,598 and $12,783	106,104	106,593
Unbilled revenues	89,371	78,274
Other receivables	65,212	77,672
Materials, supplies, and fuel stock	52,246	50,631
Regulatory assets	28,589	7,476
Commodity derivative instruments	40,556	50,619
Income taxes receivable	72,637	129,171
Other current assets	92,878	63,128

Total current assets	566,690	578,205

Other Property and Investments:
Investment in PVNGS lessor notes	121,454	137,511
Equity investment in Optim Energy	199,676	195,666
Investments held by NDT	135,496	137,032
Other investments	22,481	25,528
Non-utility property, net of accumulated depreciation of $1,984 and $3,779	7,668	7,923

Total other property and investments	486,775	503,660

Utility Plant:
Plant in service and plant held for future use	4,747,334	4,693,530
Less accumulated depreciation and amortization	1,621,441	1,611,496

	3,125,893	3,082,034
Construction work in progress	179,652	181,078
Nuclear fuel, net of accumulated amortization of $21,689 and $19,456	78,985	69,337

Net utility plant	3,384,530	3,332,449

Deferred Charges and Other Assets:
Regulatory assets	523,482	524,136
Goodwill	321,310	321,310
Other intangible assets, net of accumulated amortization of $5,357 and $5,272	26,482	26,567
Commodity derivative instruments	3,251	2,413
Other deferred charges	91,002	71,181

Total deferred charges and other assets	965,527	945,607

	$ 5,403,522	$ 5,359,921

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2010	2009
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$ 285,000	$ 198,000
Current installments of long-term debt	2,125	2,125
Accounts payable	110,956	111,432
Accrued interest and taxes	42,233	45,341
Regulatory liabilities	1,463	908
Commodity derivative instruments	37,106	24,025
Other current liabilities	112,260	181,442

Total current liabilities	591,143	563,273

Long-term Debt	1,565,527	1,565,206

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	543,730	531,166
Accumulated deferred investment tax credits	19,304	20,518
Regulatory liabilities	352,364	350,324
Asset retirement obligations	73,903	70,963
Accrued pension liability and postretirement benefit cost	275,519	281,923
Commodity derivative instruments	10,727	4,549
Other deferred credits	127,039	121,394

Total deferred credits and other liabilities	1,402,586	1,380,837

Total liabilities	3,559,256	3,509,316

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized: issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNMR Convertible Preferred Stock, Series A without mandatory redemption requirements (no stated value, 10,000,000 shares authorized: issued and outstanding 477,800 shares)	100,000	100,000

PNMR common stockholders’ equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued and outstanding 86,673,174 shares)	1,290,247	1,289,890
Accumulated other comprehensive income (loss), net of income taxes	(55,128)	(46,057)
Retained earnings	408,882	405,884

Total PNMR common stockholders’ equity	1,644,001	1,649,717

Non-controlling interest in Valencia	88,736	89,359

Total equity	1,832,737	1,839,076

	$ 5,403,522	$ 5,359,921

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$ 21,089	$ 93,068
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	89,608	84,843
PVNGS firm sales contract revenue	(28,856)	(28,152)
Bad debt expense	13,035	25,672
Deferred income taxes (benefit)	15,649	(55,915)
Equity in net (earnings) loss of Optim Energy	8,210	5,958
Net unrealized (gains) losses on derivatives	24,752	(2,307)
Realized (gains) losses on investments held by NDT	(400)	1,913
Gain on sale of PNM Gas	-	(101,090)
(Gain) loss on reacquired debt	466	(7,316)
Stock based compensation expense	1,962	1,520
Regulatory disallowances	-	27,286
Increase in legal reserve	-	12,600
Other, net	1,822	(281)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(23,643)	(37,067)
Materials, supplies, and fuel stock	(1,615)	921
Other current assets	(34,909)	(2,928)
Other assets	(5,739)	666
Accounts payable	(476)	(93,073)
Accrued interest and taxes	55,024	51,641
Other current liabilities	(44,694)	(7,218)
Other liabilities	(15,083)	(5,111)

Net cash flows from operating activities	76,202	(34,370)

Cash Flows From Investing Activities:
Utility plant additions	(136,296)	(132,045)
Proceeds from sales of investments held by NDT	36,285	75,850
Purchases of investments held by NDT	(37,850)	(77,236)
Proceeds from sale of PNM Gas	-	640,620
Transaction costs for sale of PNM Gas	-	(10,924)
Return of principal on PVNGS lessor notes	14,216	11,913
Investments in Optim Energy	(16,407)	-
Other, net	1,416	1,613

Net cash flows from investing activities	(138,636)	509,791

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	87,000	(559,667)
Long-term borrowings	403,845	309,242
Repayment of long-term debt	(403,845)	(314,079)
Issuance of common stock	-	1,213
Proceeds from stock option exercise	778	-
Purchase of common stock to satisfy stock awards	(2,269)	(907)
Excess tax (shortfall) from stock-based payment arrangements	(114)	(645)
Dividends paid	(23,127)	(23,103)
Equity transactions with Valencia’s owner	(7,019)	(6,712)
Payments received on PVNGS firm-sales contracts	15,233	15,347
Debt issuance costs and other	(3,592)	(10,732)

Net cash flows from financing activities	66,890	(590,043)

Change in Cash and Cash Equivalents	4,456	(114,622)
Cash and Cash Equivalents at Beginning of Period	14,641	140,644

Cash and Cash Equivalents at End of Period	$ 19,097	$ 26,022

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$ 61,188	$ 58,937

Income taxes paid (refunded), net	$ (63,408)	$ 49,039

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PNMR COMMON STOCKHOLDERS’ EQUITY

(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total PNMR Common Stockholders’ Equity
	Common Stock
	Number of	Aggregate
	Shares	Value
		(Dollars in thousands)

Balance at December 31, 2009	86,673,174	$1,289,890	$(46,057)	$405,884	$1,649,717

Proceeds from stock option exercise	-	778	-	-	778
Purchase of common stock to satisfy stock awards	-	(2,269)	-	-	(2,269)
Tax shortfall from stock-based compensation arrangements	-	(114)	-	-	(114)
Stock based compensation expense	-	1,962	-	-	1,962
Net earnings attributable to PNMR	-	-	-	14,429	14,429
Total other comprehensive income (loss)	-	-	(9,071)	-	(9,071)
Dividends declared on common stock	-	-	-	(11,431)	(11,431)

Balance at June 30, 2010	86,673,174	$1,290,247	$(55,128)	$408,882	$1,644,001

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

		(In thousands)

Net Earnings	$ 26,302	$808	$21,089	$93,068

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $1,280, $(2,778), $58, and $(3,034)	(1,953)	4,239	(88)	4,629
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $720, $118, $1,330, and $313	(1,098)	(180)	(2,029)	(478)

Pension liability adjustment, net of income tax benefit of $0, $0, $147, and $42,487	-	-	(223)	(64,830)

Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $1,197, $688, $(3,859), and $(10,106)	(1,978)	(1,038)	5,639	14,098
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $4,035, $4,555, $8,227, and $10,656	(6,055)	(6,337)	(12,370)	(15,426)

Total Other Comprehensive Income (Loss)	(11,084)	(3,316)	(9,071)	(62,007)

Comprehensive Income (Loss)	15,218	(2,508)	12,018	31,061

Comprehensive Income Attributable to Valencia Non-controlling Interest	(3,292)	(2,775)	(6,396)	(5,354)

Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)

Comprehensive Income (Loss) Attributable to PNMR	$ 11,794	$(5,415)	$5,358	$25,443

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(In thousands)

Electric Operating Revenues	$243,060	$226,541	$473,596	$458,496

Operating Expenses:
Cost of energy	79,639	91,125	166,073	192,657
Administrative and general	37,498	30,373	75,184	60,063
Energy production costs	51,809	49,522	105,694	100,466
Regulatory disallowances	-	26,615	-	26,615
Depreciation and amortization	22,924	22,925	45,776	45,354
Transmission and distribution costs	10,323	10,727	19,631	19,801
Taxes other than income taxes	7,477	5,695	15,391	13,495

Total operating expenses	209,670	236,982	427,749	458,451

Operating income (loss)	33,390	(10,441)	45,847	45

Other Income and Deductions:
Interest income	5,081	12,557	10,015	18,518
Gains (losses) on investments held by NDT	(1,342)	2,469	400	(1,913)
Other income	1,145	3,517	11,182	3,833
Other deductions	(1,794)	(996)	(2,415)	(1,861)

Net other income (deductions)	3,090	17,547	19,182	18,577

Interest Charges	18,385	17,392	36,462	34,599

Earnings (Loss) before Income Taxes	18,095	(10,286)	28,567	(15,977)

Income Taxes (Benefit)	5,901	(5,140)	8,822	(8,488)

Earnings (Loss) from Continuing Operations	12,194	(5,146)	19,745	(7,489)

Earnings (Loss) from Discontinued Operations, net of Income
Taxes (Benefit) of $0, $(1,861), $0 and $38,166	-	(2,611)	-	73,241

Net Earnings (Loss)	12,194	(7,757)	19,745	65,752

Earnings Attributable to Valencia Non-controlling Interest	(3,292)	(2,775)	(6,396)	(5,354)

Net Earnings (Loss) Attributable to PNM	8,902	(10,532)	13,349	60,398

Preferred Stock Dividends Requirements	(132)	(132)	(264)	(264)

Net Earnings (Loss) Available for PNM Common Stock	$8,770	$(10,664)	$13,085	$60,134

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2010	2009
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$ 5,741	$ 1,373
Accounts receivable, net of allowance for uncollectible accounts of $1,483 and $1,483	59,171	70,515
Unbilled revenues	46,463	38,067
Other receivables	58,197	74,120
Affiliate receivables	8,586	33
Materials, supplies, and fuel stock	48,943	47,789
Regulatory assets	28,589	7,476
Commodity derivative instruments	16,461	24,498
Income taxes receivable	33,987	59,299
Other current assets	47,272	40,199

Total current assets	353,410	363,369

Other Property and Investments:
Investment in PVNGS lessor notes	121,454	137,511
Investments held by NDT	135,496	137,032
Other investments	6,523	7,473
Non-utility property	976	976

Total other property and investments	264,449	282,992

Utility Plant:
Plant in service and plant held for future use	3,724,293	3,677,974
Less accumulated depreciation and amortization	1,263,802	1,260,903

	2,460,491	2,417,071
Construction work in progress	162,772	159,793
Nuclear fuel, net of accumulated amortization of $21,689 and $19,456	78,985	69,337

Net utility plant	2,702,248	2,646,201

Deferred Charges and Other Assets:
Regulatory assets	373,724	375,131
Goodwill	51,632	51,632
Other deferred charges	68,061	55,841

Total deferred charges and other assets	493,417	482,604

	$ 3,813,524	$ 3,775,166

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$ 192,000	$ 118,000
Accounts payable	59,788	57,473
Affiliate payables	7,753	13,481
Accrued interest and taxes	23,533	24,124
Regulatory liabilities	1,463	908
Commodity derivative instruments	4,266	1,509
Other current liabilities	77,348	126,273

Total current liabilities	366,151	341,768

Long-term Debt	1,055,740	1,055,733

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	376,487	364,498
Accumulated deferred investment tax credits	19,304	20,518
Regulatory liabilities	310,149	316,215
Asset retirement obligations	73,003	70,099
Accrued pension liability and postretirement benefit cost	260,687	265,791
Commodity derivative instruments	1,446	556
Other deferred credits	94,599	90,425

Total deferred credits and liabilities	1,135,675	1,128,102

Total liabilities	2,557,566	2,525,603

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized: issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNM common stockholder’s equity
Common stock outstanding (no par value, 40,000,000 shares authorized: issued and outstanding 39,117,799 shares)	1,018,776	1,018,776
Accumulated other comprehensive income (loss), net of income taxes	(57,874)	(51,807)
Retained earnings	194,791	181,706

Total PNM common stockholder’s equity	1,155,693	1,148,675

Non-controlling interest in Valencia	88,736	89,359

Total equity	1,244,429	1,238,034

	$ 3,813,524	$ 3,775,166

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$19,745	$65,752
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	56,975	52,399
PVNGS firm sales contract revenue	(28,856)	(28,152)
Deferred income taxes (benefit)	18,777	(56,529)
Net unrealized losses on derivatives	5,605	1,956
Realized (gains) losses on investments held by NDT	(400)	1,913
Gain on sale of PNM Gas	-	(101,090)
Loss on reacquired debt	466	-
Regulatory disallowances	-	26,615
Increase in legal reserve	-	12,600
Other, net	3,564	1,003
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	1,845	(3,317)
Materials, supplies, and fuel stock	(1,154)	650
Other current assets	(17,477)	2,320
Other assets	3,395	6,664
Accounts payable	2,315	(57,480)
Accrued interest and taxes	24,721	44,004
Other current liabilities	(44,593)	(18,290)
Other liabilities	(14,521)	(2,994)

Net cash flows from operating activities	30,407	(51,976)

Cash Flows From Investing Activities:
Utility plant additions	(118,467)	(108,265)
Proceeds from sales of NDT investments	36,285	75,850
Purchases of NDT investments	(37,850)	(77,236)
Proceeds from sale of PNM Gas	-	640,620
Transaction cost for sale of PNM Gas	-	(10,924)
Return of principal on PVNGS lessor notes	14,216	13,680
Other, net	945	1,351

Net cash flows from investing activities	(104,871)	535,076

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	74,000	(295,000)
Long-term borrowings	403,845	-
Repayment of long-term debt	(403,845)	-
Payments received on PVNGS firm-sales contracts	15,233	15,347
Equity transactions with Valencia’s owner	(7,019)	(6,712)
Dividends paid	(264)	(235,258)
Debt issuance costs and other	(3,118)	-

Net cash flows from financing activities	78,832	(521,623)

Change in Cash and Cash Equivalents	4,368	(38,523)

Cash and Cash Equivalents at Beginning of Period	1,373	46,621

Cash and Cash Equivalents at End of Period	$5,741	$8,098

Supplemental Cash Flow Disclosures:

Interest paid, net of capitalized interest	$37,656	$34,456

Income taxes paid (refunded), net	$(35,189)	$45,740

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PNM COMMON STOCKHOLDER’S EQUITY

(Unaudited)

			Accumulated		Total PNM
	Common Stock		Other		Common
	Number of	Aggregate	Comprehensive	Retained	Stockholder’s
	Shares	Value	Income (Loss)	Earnings	Equity
		(Dollars in thousands)

Balance at December 31, 2009	39,117,799	$1,018,776	$(51,807)	$181,706	$1,148,675
Net earnings attributable to PNM	-	-	-	13,349	13,349
Total other comprehensive income (loss)	-	-	(6,067)	-	(6,067)
Dividends on preferred stock	-	-	-	(264)	(264)

Balance at June 30, 2010	39,117,799	$1,018,776	$(57,874)	$194,791	$1,155,693

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(In thousands)

Net Earnings (Loss)	$12,194	$(7,757)	$19,745	$65,752

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $1,280, $(2,778), $58, and $(3,034)	(1,953)	4,239	(88)	4,629
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $720, $118, $1,330, and $313	(1,098)	(180)	(2,029)	(478)

Pension liability adjustment, net of income tax benefit of $0, $0, $147, and $42,487	-	-	(223)	(64,830)

Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(71), $519, $(2,767), and $(6,940)	109	(791)	4,223	10,590
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $2,540, $3,330, $5,210, and $7,179	(3,876)	(5,081)	(7,950)	(10,953)

Total Other Comprehensive Income (Loss)	(6,818)	(1,813)	(6,067)	(61,042)

Comprehensive Income (Loss)	5,376	(9,570)	13,678	4,710

Comprehensive Income Attributable to Valencia Non-controlling Interest	(3,292)	(2,775)	(6,396)	(5,354)

Comprehensive Income (Loss) Attributable to PNM	$2,084	$(12,345)	$7,282	$(644)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Electric Operating Revenues:
Non-affiliates	$ 42,934	$ 36,640	$ 81,525	$ 68,562
Affiliate	9,635	10,179	19,221	19,482

Total electric operating revenues	52,569	46,819	100,746	88,044

Operating Expenses:
Cost of energy	9,057	8,694	18,107	17,289
Administrative and general	8,818	7,720	18,312	16,049
Regulatory disallowances	-	670	-	670
Depreciation and amortization	10,040	8,915	20,135	17,513
Transmission and distribution costs	5,348	5,669	9,929	10,610
Taxes other than income taxes	4,865	4,719	9,581	9,396

Total operating expenses	38,128	36,387	76,064	71,527

Operating income	14,441	10,432	24,682	16,517

Other Income and Deductions:
Interest income	-	9	-	9
Other income	309	494	673	911
Other deductions	(26)	(23)	(43)	(48)

Net other income (deductions)	283	480	630	872

Interest Charges	7,953	7,938	15,822	12,033

Earnings Before Income Taxes	6,771	2,974	9,490	5,356

Income Taxes	2,665	1,208	3,740	2,169

Net Earnings	$ 4,106	$ 1,766	$ 5,750	$ 3,187

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$72	$138
Accounts receivable	15,902	11,773
Unbilled revenues	6,350	7,239
Other receivables	2,342	579
Affiliate receivables	5,670	5,151
Materials and supplies	3,085	2,591
Income taxes receivable	6,389	10,762
Other current assets	1,761	1,062

Total current assets	41,571	39,295

Other Property and Investments:
Other investments	270	270
Non-utility property	2,242	2,111

Total other property and investments	2,512	2,381

Utility Plant:
Plant in service and plant held for future use	869,323	864,260
Less accumulated depreciation and amortization	295,252	292,608

	574,071	571,652
Construction work in progress	7,721	9,832

Net utility plant	581,792	581,484

Deferred Charges and Other Assets:
Regulatory assets	149,758	149,005
Goodwill	226,665	226,665
Other deferred charges	10,833	10,225

Total deferred charges and other assets	387,256	385,895

	$1,013,131	$1,009,055

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$ 24,000	$ 23,500
Accounts payable	4,691	6,243
Affiliate payables	772	2,281
Accrued interest and taxes	13,730	16,505
Other current liabilities	3,742	2,194

Total current liabilities	46,935	50,723

Long-term Debt	310,024	309,712

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	133,442	136,944
Regulatory liabilities	42,215	34,109
Asset retirement obligations	804	772
Accrued pension liability and postretirement benefit cost	14,832	16,132
Other deferred credits	10,218	8,872

Total deferred credits and other liabilities	201,511	196,829

Total liabilities	558,470	557,264

Commitments and Contingencies (See Note 9)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized: issued and outstanding 6,358 shares)	64	64
Paid-in-capital	441,543	443,187
Accumulated other comprehensive income (loss), net of income taxes	(1,310)	(74)
Retained earnings	14,364	8,614

Total common stockholder’s equity	454,661	451,791

	$ 1,013,131	$ 1,009,055

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$ 5,750	$ 3,187
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	22,147	20,469
Regulatory disallowances	-	670
Deferred income taxes (benefit)	(3,444)	(1,740)
Other, net	(633)	165
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(3,240)	(2,122)
Materials and supplies	(494)	(222)
Other current assets	(1,153)	(2,884)
Other assets	(1,730)	(727)
Accounts payable	(1,552)	(6,442)
Accrued interest and taxes	1,598	(3,049)
Other current liabilities	(1,391)	2,322
Other liabilities	(689)	(1,366)

Net cash flows from operating activities	15,169	8,261

Cash Flows From Investing Activities:
Utility plant additions	(13,967)	(19,006)

Net cash flows from investing activities	(13,967)	(19,006)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	-	(150,000)
Short-term borrowings, net – affiliate	500	30,400
Long-term borrowings	-	309,242
Repayment of long-term debt	-	(167,690)
Dividends paid	(1,644)	(1,421)
Debt issuance costs and other	(124)	(9,831)

Net cash flows from financing activities	(1,268)	10,700

Change in Cash and Cash Equivalents	(66)	(45)
Cash and Cash Equivalents at Beginning of Period	138	124

Cash and Cash Equivalents at End of Period	$72	$79

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$14,050	$9,716

Income taxes paid (refunded), net	$2,940	$4,593

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

(Unaudited)

				Accumulated		Total
	Common Stock			Other		Common
	Number of Shares	Aggregate Value	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholder’s Equity
		(Dollars in thousands)

Balance at December 31, 2009	6,358	$64	$443,187	$(74)	$8,614	$451,791
Net earnings	-	-	-	-	5,750	5,750
Total other comprehensive income (loss)	-	-	-	(1,236)	-	(1,236)
Dividends declared on common stock	-	-	(1,644)	-	-	(1,644)

Balance at June 30, 2010	6,358	$64	$441,543	$(1,310)	$14,364	$454,661

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Net Earnings	$4,106	$1,766	$5,750	$ 3,187

Other Comprehensive Income (Loss):

Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $541, $(497), $891, and $(198)	(976)	898	(1,607)	357
Reclassification adjustment for losses included in net earnings, net of income tax (benefit) of $(103), $(60), $(205), and $(60)	186	108	371	108

Total Other Comprehensive Income (Loss)	(790)	1,006	(1,236)	465

Comprehensive Income	$3,316	$2,772	$4,514	$ 3,652

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2010 and December 31, 2009, and the consolidated results of operations and comprehensive income for the three months and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNMR’s primary subsidiaries are PNM, TNMP, and First Choice. PNM consolidates the PVNGS Capital Trust and Valencia. PNMR shared services’ administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are allocated to the business segments. Other significant intercompany transactions between PNMR, PNM, and TNMP include transmission and distribution services; lease, interest, and income tax sharing payments; and dividends paid on common stock. All intercompany transactions and balances have been eliminated. See Note 12.

Restatement

As discussed in Note 12 of Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K, the actuarial determination of the PBO for the PNM pension plan at December 31, 2009 revealed that there had been an increase in the PBO of $9.6 million due to the retirement of employees transferred to NMGC following the sale of PNM Gas in January 2009. This increase was expensed, similar to a plan curtailment, as required by GAAP and reduced the gain recognized on the sale. The expense for the PBO increase is reflected through a retroactive adjustment of the March 31, 2009 quarter for PNMR and PNM and does not impact the three months

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ended June 30, 2010. The retroactive adjustment is part of discontinued operations for PNMR and PNM and does not impact earnings from continuing operations or earnings per share from continuing operations. The retroactive adjustment had the following impact on the June 30, 2009 amounts:

	Six Months Ended June 30, 2009
	As Originally Reported	As Restated
	(In thousands, except per share amounts)
PNMR
Net earnings	$ 98,890	$ 93,068
Net earnings (loss) attributable to PNMR	93,272	87,450
Net earnings (loss) attributable to PNMR per common share:
Basic	1.02	0.96
Diluted	1.02	0.96

PNM
Net earnings (loss)	71,574	65,752
Net earnings (loss) attributable to PNM	66,220	60,398

(2)	Disposition

PNM Gas Sale

On January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprised the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620.0 million in cash, subject to adjustment based on the actual level of working capital at closing. PNM received an additional $32.9 million related to working capital true-ups, including $20.6 million received at closing. In a separate transaction conditioned upon the sale of the natural gas operations, PNMR proposed to acquire CRHC, Continental’s regulated Texas electric transmission and distribution business, for $202.5 million in cash. On July 22, 2008, PNMR and Continental agreed to terminate the agreement for the acquisition of CRHC. Under the termination agreement, Continental agreed to pay PNMR $15.0 million upon the closing of the PNM Gas transaction. PNM completed the sale of PNM Gas on January 30, 2009 and recognized a gain of $67.0 million, after income taxes of $34.1 million in the six months ended June 30, 2009, which is included in discontinued operations. This gain reflects the reduction for the increase in the PBO of the PNM pension plan related to the retirement of employees transferred to NMGC. See Note 1. PNMR recognized an additional pre-tax gain of $15.0 million ($9.1 million after income taxes) due to the CRHC termination payment, which is included in other income in the six months ended June 30, 2009. In connection with the sale, PNM retained obligations under the frozen PNM pension and executive retirement plans for employees transferred to NMGC. PNM had a regulatory asset related to these plans, which was removed from regulatory assets and transferred to AOCI. The after-tax charge to AOCI was $59.0 million. PNM also retained obligations for certain contingent liabilities that existed at the date of sale.

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

PNM Electric

PNM Electric includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM Electric provides integrated electricity services that include the generation, transmission and distribution of electricity for retail electric customers in New Mexico, the generation and transmission of electricity for firm requirements customers, and the sale of transmission to third parties. PNM Electric also includes the generation and sale of electricity into the wholesale market. This includes optimization of PNM’s jurisdictional assets as well as the capacity excluded from retail rates. FERC has jurisdiction over sales to firm requirements customers, third party transmission, and wholesale market sales.

TNMP Electric

TNMP Electric is a regulated utility operating in Texas. TNMP’s operations are subject to traditional rate regulation by the PUCT. TNMP provides regulated transmission and distribution services under the TECA.

PNM Gas

PNM Gas distributed natural gas to most of the major communities in New Mexico, subject to traditional rate regulation by the NMPRC. The customer base of PNM Gas included both sales-service customers and transportation-service customers. PNM Gas purchased natural gas in the open market and sold it at cost to its sales-service customers. As a result, increases or decreases in gas revenues resulting from gas price fluctuations did not impact gross margin or earnings. As described in Note 2, PNM completed the sale of its gas operations on January 30, 2009. PNM Gas is reported as discontinued operations in the accompanying financial statements and is not included in the segment information presented below. Financial information for PNM Gas is presented in Note 14.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PNMR SEGMENT INFORMATION

	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
Three Months Ended June 30, 2010	(In thousands)
Operating revenues	$243,060	$42,934	$119,916	$(93)	$405,817
Intersegment revenues	-	9,635	-	(9,635)	-

Total electric operating revenues	243,060	52,569	119,916	(9,728)	405,817
Cost of energy	79,639	9,057	72,121	(9,636)	151,181

Gross margin	163,421	43,512	47,795	(92)	254,636
Other operating expenses	107,107	19,031	21,253	(3,805)	143,586
Depreciation and amortization	22,924	10,040	210	4,202	37,376

Operating income (loss)	33,390	14,441	26,332	(489)	73,674

Interest income	5,081	-	11	(9)	5,083
Equity in net earnings (loss) of Optim Energy	-	-	-	(3,858)	(3,858)
Other income (deductions)	(1,991)	283	(90)	(1,546)	(3,344)
Net interest charges	(18,385)	(7,953)	(387)	(5,036)	(31,761)

Earnings (loss) before income taxes	18,095	6,771	25,866	(10,938)	39,794

Income taxes (benefit)	5,901	2,665	9,313	(4,387)	13,492

Earnings (loss) from continuing operations	12,194	4,106	16,553	(6,551)	26,302

Valencia non-controlling interest	(3,292)	-	-	-	(3,292)
Subsidiary preferred stock dividends	(132)	-	-	-	(132)

Segment earnings (loss) from continuing operations attributable to PNMR	$8,770	$4,106	$16,553	$(6,551)	$22,878

Six Months Ended June 30, 2010
Operating revenues	$473,596	$81,525	$234,306	$(215)	$789,212
Intersegment revenues	-	19,221	-	(19,221)	-

Total electric operating revenues	473,596	100,746	234,306	(19,436)	789,212
Cost of energy	166,073	18,107	177,111	(19,222)	342,069

Gross margin	307,523	82,639	57,195	(214)	447,143
Other operating expenses	215,900	37,822	41,701	(7,091)	288,332
Depreciation and amortization	45,776	20,135	473	8,271	74,655

Operating income	45,847	24,682	15,021	(1,394)	84,156

Interest income	10,015	-	13	82	10,110
Equity in net earnings (loss) of Optim Energy	-	-	-	(8,210)	(8,210)
Other income (deductions)	9,167	630	(98)	(2,943)	6,756
Net interest charges	(36,462)	(15,822)	(697)	(10,190)	(63,171)

Earnings (loss) before income taxes	28,567	9,490	14,239	(22,655)	29,641

Income taxes (benefit)	8,822	3,740	5,139	(9,149)	8,552

Earnings (loss) from continuing operations	19,745	5,750	9,100	(13,506)	21,089

Valencia non-controlling interest	(6,396)	-	-	-	(6,396)
Subsidiary preferred stock dividends	(264)	-	-	-	(264)

Segment earnings (loss) from continuing operations attributable to PNMR	$13,085	$5,750	$9,100	$(13,506)	$14,429

At June 30, 2010:
Total Assets	$3,813,524	$1,013,131	$239,035	$337,832	$5,403,522
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
Three Months Ended June 30, 2009	(In thousands)
Operating revenues	$226,541	$36,640	$137,950	$(21)	$401,110
Intersegment revenues	-	10,179	-	(10,179)	-

Total electric operating revenues	226,541	46,819	137,950	(10,200)	401,110
Cost of energy	91,125	8,694	85,613	(10,179)	175,253

Gross margin	135,416	38,125	52,337	(21)	225,857
Other operating expenses	122,932	18,778	26,081	(3,758)	164,033
Depreciation and amortization	22,925	8,915	469	4,637	36,946

Operating income (loss)	(10,441)	10,432	25,787	(900)	24,878

Interest income	12,557	9	14	(1,357)	11,223
Equity in net earnings (loss) of Optim Energy	-	-	-	(7,353)	(7,353)
Other income (deductions)	4,990	471	(81)	(26)	5,354
Net interest charges	(17,392)	(7,938)	(777)	(5,710)	(31,817)

Earnings (loss) before income taxes	(10,286)	2,974	24,943	(15,346)	2,285

Income taxes (benefit)	(5,140)	1,208	8,989	(6,191)	(1,134)

Earnings (loss) from continuing operations	(5,146)	1,766	15,954	(9,155)	3,419

Valencia non-controlling interest	(2,775)	-	-	-	(2,775)
Subsidiary preferred stock dividends	(132)	-	-	-	(132)

Segment earnings (loss) from continuing operations attributable to PNMR	$(8,053)	$1,766	$15,954	$(9,155)	$512

Six Months Ended June 30, 2009
Operating revenues	$458,485	$68,562	$260,124	$(197)	$786,974
Intersegment revenues	11	19,482	-	(19,493)	-

Total electric operating revenues	458,496	88,044	260,124	(19,690)	786,974
Cost of energy	192,657	17,289	166,036	(19,481)	356,501

Gross margin	265,839	70,755	94,088	(209)	430,473
Other operating expenses	220,440	36,725	55,413	(9,903)	302,675
Depreciation and amortization	45,354	17,513	987	9,163	73,017

Operating income	45	16,517	37,688	531	54,781

Interest income	18,518	9	49	(2,130)	16,446
Equity in net earnings (loss) of Optim Energy	-	-	-	(5,958)	(5,958)
Other income (deductions)	59	863	(81)	20,935	21,776
Net interest charges	(34,599)	(12,033)	(1,776)	(12,358)	(60,766)

Earnings (loss) before income taxes	(15,977)	5,356	35,880	1,020	26,279

Income taxes (benefit)	(8,488)	2,169	12,888	(117)	6,452

Earnings (loss) from continuing operations	(7,489)	3,187	22,992	1,137	19,827

Valencia non-controlling interest	(5,354)	-	-	-	(5,354)
Subsidiary preferred stock dividends	(264)	-	-	-	(264)

Segment earnings (loss) from continuing operations attributable to PNMR	$(13,107)	$3,187	$22,992	$1,137	$14,209

At June 30, 2009:
Total Assets	$3,644,326	$984,191	$258,827	$373,817	$5,261,161
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

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

Commodity Risk

Marketing and procurement of energy often involve market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis. The Company routinely enters into various derivative instruments such as forward contracts, option agreements, and price basis swap agreements to economically hedge price and volume risk on power commitments and fuel requirements and to minimize the risk of market fluctuations in wholesale portfolios. The Company monitors the market risk of its commodity contracts using VaR and GEaR calculations to maintain total exposure within management-prescribed limits.

PNM is required to meet the demand and energy needs of its retail and wholesale customers. For PNM’s share of PVNGS Unit 3 and the requirements of retail customers not covered under PNM’s FPPAC, PNM is exposed to market risk. PNM’s operations are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases. PNM would be exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated. If all or a portion of the net open contract position were required to be covered as a result of the aforementioned unexpected situations, commitments would have to be met through market purchases. As discussed in Note 10, on April 20, 2010, PNM received NMPRC approval of a hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. PNM has begun hedging activities.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For derivative transactions meeting the definition of a cash flow hedge, the Company documents the relationships between the hedging instruments and the items being hedged. This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges. Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in AOCI to the extent effective. Ineffectiveness gains and losses were immaterial for all periods presented. Gains or losses related to cash flow hedge instruments, including those de-designated, are reclassified from AOCI when the hedged transaction settles and impacts earnings. Amounts related to contracts that will be settled in the next twelve months are shown as current assets and current liabilities. Based on market prices at June 30, 2010, after-tax gains of $8.2 million for PNMR and $9.0 million for PNM would be reclassified from AOCI into earnings during the next twelve months. However, the actual amount reclassified into earnings will vary due to future changes in market prices. As of June 30, 2010, the maximum length of time over which the Company’s designated cash flow hedges are hedging its exposure to the variability in future cash flows is through December 2010.

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

Fair value is defined under GAAP as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is based on current market quotes as available and is supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available. External pricing input availability varies based on commodity location, market liquidity, and term of the agreement. Valuations of derivative assets and liabilities take into account nonperformance risk, including the effect of the Company’s own credit standing. The Company regularly assesses the validity and availability of pricing data for its derivative transactions. Although the Company uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimation technique.

At June 30, 2010, amounts recognized for the right to reclaim cash collateral were $4.2 million for PNMR and $2.7 million for PNM. PNMR and PNM had no obligations to return cash collateral at June 30, 2010.

The following tables do not include activity related to PNM Gas. See Note 14.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commodity Derivatives

Commodity derivative instruments are summarized as follows:

	Economic Hedges		Trading Transactions		Qualified Cash Flow Hedges
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
		(In thousands)
PNMR
Current assets	$16,165	$15,728	$9,453	$13,889	$14,938	$21,002
Deferred charges	3,251	2,413	-	-	-	-

	19,416	18,141	9,453	13,889	14,938	21,002

Current liabilities	(28,265)	(11,375)	(8,841)	(12,650)	-	-
Long-term liabilities	(10,727)	(4,549)	-	-	-	-

	(38,992)	(15,924)	(8,841)	(12,650)	-	-

Net	$(19,576)	$2,217	$612	$1,239	$14,938	$21,002

PNM
Current assets	$1,523	$3,496	$-	$-	$14,938	$21,002
Deferred charges	-	-	-	-	-	-

	1,523	3,496	-	-	14,938	21,002

Current liabilities	(4,266)	(1,509)	-	-	-	-
Long-term liabilities	(1,446)	(556)	-	-	-	-

	(5,712)	(2,065)	-	-	-	-

Net	$(4,189)	$1,431	$-	$-	$14,938	$21,002

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the effect of commodity derivative instruments on earnings and OCI, excluding income tax effects. For cash flow hedges, the earnings impact reflects the reclassification from AOCI when the hedged transactions settle.

	Economic Hedges		Trading Transactions		Qualified Cash Flow Hedges
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
Three Months Ended	(In thousands)
PNMR
Electric operating revenues	$(121)	$1,210	$(36)	$100	$6,539	$8,462
Cost of energy	2,720	4,096	-	-	(771)	(6,047)

Total gain (loss)	$2,599	$5,306	$(36)	$100	$5,768	$2,415

Recognized in OCI					$(5,581)	$(5,014)

PNM
Electric operating revenues	$(121)	$1,210	$-	$19	$6,539	$8,462
Cost of energy	(37)	910	-	-	(41)	(52)

Total gain (loss)	$(158)	$2,120	$-	$19	$6,498	$8,410

Recognized in OCI					$(6,311)	$(9,721)

Six Months Ended
PNMR
Electric operating revenues	$(2,007)	$3,788	$(33)	$95	$13,288	$18,137
Cost of energy	(29,229)	(9,969)	-	-	(1,246)	(8,207)

Total gain (loss)	$(31,236)	$(6,181)	$(33)	$95	$12,042	$9,930

Recognized in OCI					$(4,818)	$(6,246)

PNM
Electric operating revenues	$(2,007)	$3,788	$-	$80	$13,288	$18,137
Cost of energy	(3,662)	(10,873)	-	-	14	(5)

Total gain (loss)	$(5,669)	$(7,085)	$-	$80	$13,302	$18,132

Recognized in OCI					$(6,078)	$(602)

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commodity contract volume positions are presented in Decatherms for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Decatherms			MWh
	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges

June 30, 2010
PNMR	24,560,000	(989,317)	-	2,445,796	-	(397,530)
PNM	4,157,500	-	-	233,625	-	(397,530)

December 31, 2009
PNMR	17,852,500	(1,963,293)	-	1,658,101	-	(788,400)
PNM	6,087,500	-	-	468,525	-	(788,400)

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

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
June 30, 2010
PNMR	$18,644	$ 2,600	$13,916
PNM	$2,972	$ 2,600	$333

December 31, 2009
PNMR	$17,124	$ 1,000	$14,104
PNM	$1,211	$ 1,000	$37

Sale of Power from PVNGS Unit 3

In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW. Under two of the contracts, PNM sells 90 MW of firm capacity and energy. Under the remaining contract, PNM sells 45 MW of unit contingent capacity and energy. The term of the contracts is May 1, 2008 through December 31, 2010. Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million. These amounts were recorded as deferred revenue and are being amortized over the life of the contracts. At June 30, 2010 and December 31, 2009, $14.2 million and $29.5

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million were included in other current liabilities related to these contracts. The prepayments received under the firm contracts, as well as required subsequent monthly payments on them, are shown as a financing activity in the Condensed Consolidated Statement of Cash Flows. The firm contracts are considered energy derivatives and are accounted for as cash flow hedges with changes in fair value included in AOCI. The contingent contract is accounted for as a normal sale.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, temporary investments, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value.

Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS. The NDT holds equity and fixed income securities. The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table. PNMR and PNM do not have any unrealized losses on available-for-sale securities.

	June 30, 2010		December 31, 2009
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
		(In thousands)
Equity securities:
Domestic value	$2,519	$20,517	$1,684	$21,458
Domestic growth	7,484	36,415	8,901	38,132
International and other	1,149	8,637	1,558	9,985
Fixed income securities:
Municipals	1,894	37,352	1,715	36,901
U.S. Government	616	21,296	25	20,451
Corporate and other	649	8,553	309	8,006
Cash investments	-	2,726	-	2,099

	$14,311	$135,496	$14,192	$137,032

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(In thousands)

Proceeds from sales	$15,586	$33,394	$36,285	$74,931
Gross realized gains	$1,526	$1,886	$3,431	$3,421
Gross realized (losses)	$(510)	$(1,342)	$(1,872)	$(5,659)

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2010, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$ 1,302	$18	$18
After 1 year through 5 years	15,294	178,725	164,044
After 5 years through 10 years	12,282	4,361	-
Over 10 years	38,323	-	-

	$67,201	$183,104	$164,062

The carrying amount and fair value of held-to-maturity debt securities and other non-derivative financial instruments (including current maturities) are:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
PNMR
Long-term debt	$1,567,652	$1,668,389	$1,567,331	$1,627,986
Investment in PVNGS lessor notes	$152,463	$157,666	$159,936	$169,863
Other investments	$22,481	$28,257	$25,528	$34,078

PNM
Long-term debt	$1,055,740	$1,058,125	$1,055,733	$1,044,516
Investment in PVNGS lessor notes	$152,463	$157,666	$159,936	$169,863
Other investments	$6,523	$7,280	$7,473	$8,457

TNMP
Long-term debt	$310,024	$393,881	$309,712	$368,350
Other investments	$270	$270	$270	$270

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

Derivatives and Investments

The fair values of derivatives and investments that are recorded at fair value on the Condensed Consolidated Balance Sheets are as follows:

	Total(1)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010		(In thousands)
PNMR and PNM
NDT investments
Cash and equivalents	$2,726	$2,726	$-	$-
Equity securities:
Domestic value	20,517	20,517	-	-
Domestic growth	36,415	36,415	-	-
International and other	8,637	8,637	-	-
Fixed income securities:
Municipals	37,352	-	37,352	-
U.S. government	21,296	15,988	5,308	-
Corporate and other	8,553	3	8,550	-

Total NDT investments	$135,496	$84,286	$51,210	$-

PNMR
Commodity derivative assets	$43,807	$12,342	$30,905	$174
Commodity derivative liabilities	(47,833)	(23,516)	(23,479)	(452)

Net	$(4,026)	$(11,174)	$7,426	$(278)

PNM
Commodity derivative assets	$16,461	$295	$16,166	$-
Commodity derivative liabilities	(5,712)	(1,538)	(4,174)	-

Net	$10,749	$(1,243)	$11,992	$-

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Total(1)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009		(In thousands)
PNMR and PNM
NDT investments
Cash and equivalents	$2,099	$2,099	$-	$-
Equity securities:
Domestic value	21,458	21,458	-	-
Domestic growth	38,132	38,132	-	-
International and other	9,985	9,985	-	-
Fixed income securities:
U.S. government	20,451	15,135	5,316	-
Municipals	36,901	-	36,901	-
Corporate and other	8,006	-	8,006	-

Total NDT investments	$137,032	$86,809	$50,223	$-

PNMR
Commodity derivative assets	$53,032	$9,097	$43,510	$320
Commodity derivative liabilities	(28,574)	(10,534)	(17,863)	(72)

Net	$24,458	$(1,437)	$25,647	$248

PNM
Commodity derivative assets	$24,498	$-	$24,498	$-
Commodity derivative liabilities	(2,065)	(958)	(1,090)	(17)

Net	$22,433	$(958)	$23,408	$(17)

(1)

The Level 1, 2 and 3 columns in the above table is presented based on the nature of each instrument. The total column is presented based on the balance sheet classification of the instruments and reflect unit of account reclassifications between commodity derivative assets and commodity derivative liabilities of $0.4 million for PNMR and zero for PNM at June 30, 2010 and $0.1 million for PNMR and zero for PNM at December 31, 2009. There were no transfers between levels during the three and six months ended June 30, 2010.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	PNMR		PNM
	June 30,		June 30,
	2010	2009	2010	2009
Three Months Ended	(In thousands)
Balance at beginning of period	$85	$(2,211)	$-	$(1,865)
Total gains (losses) included in earnings	(437)	(14)	-	(14)
Total gains (losses) included in other comprehensive income	-	(359)	-	-
Purchases, issuances, and settlements(1)	74	948	-	750

Balance at end of period	$(278)	$(1,636)	$-	$(1,129)

Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$(363)	$685	$-	$685

Six Months Ended
Balance at beginning of period	$248	$(409)	$(17)	$(409)
Total gains (losses) included in earnings	(814)	(2,102)	(128)	(2,102)
Total gains (losses) included in other comprehensive income	-	(772)	-	-
Purchases, issuances, and settlements(1)	288	1,647	145	1,382

Balance at end of period	$(278)	$(1,636)	$-	$(1,129)

Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$(543)	$(786)	$-	$(786)

(1)	Includes fair value reversal of contracts settled, unearned and prepaid option premiums received and paid during the period for contracts still held at end of period.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings are reported in operating revenues and cost of energy as follows:

	PNMR		PNM
	June 30,		June 30,
	2010	2009	2010	2009
Three Months Ended	(In thousands)
Gains (losses) included in earnings:
Electric operating revenues	$-	$78	$-	$78
Cost of energy	(437)	(92)	-	(92)

Total	$(437)	$(14)	$-	$(14)

Change in unrealized gains or losses related to assets still held at the reporting date:
Electric operating revenues	$-	$-	$-	$-
Cost of energy	(363)	685	-	685

Total	$(363)	$685	$-	$685

Six Months Ended
Gains (losses) included in earnings:
Electric operating revenues	$-	$237	$-	$237
Cost of energy	(814)	(2,339)	(128)	(2,339)

Total	$(814)	$(2,102)	$(128)	$(2,102)

Change in unrealized gains or losses related to assets still held at the reporting date:
Electric operating revenues	$-	$-	$-	$-
Cost of energy	(543)	(786)	-	(786)

Total	$(543)	$(786)	$-	$(786)

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

In accordance with GAAP, dual presentation of basic and diluted earnings (loss) per share has been presented in the Condensed Consolidated Statements of Earnings (Loss) of PNMR. Information regarding the computation of earnings (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Earnings (Loss) Attributable to PNMR:
Earnings from continuing operations	$26,302	$3,419	$21,089	$19,827
Earnings from continuing operations attributable to Valencia Non-controlling Interest	(3,292)	(2,775)	(6,396)	(5,354)
Preferred stock dividend requirements of subsidiary	(132)	(132)	(264)	(264)

Earnings from continuing operations attributable to PNMR	22,878	512	14,429	14,209
Earnings (loss) from discontinued operations	-	(2,611)	-	73,241

Net Earnings (Loss) Attributable to PNMR	$22,878	$(2,099)	$14,429	$87,450

Average Number of Common Shares:
Outstanding during period	86,673	86,632	86,673	86,593
Equivalents from convertible preferred stock (Note 7)	4,778	4,778	4,778	4,778
Vested awards of restricted stock	109	-	102	-

Average Shares - Basic	91,560	91,410	91,553	91,371
Dilutive Effect of Common Stock Equivalents (a):
Stock options and restricted stock	273	126	141	117

Average Shares - Diluted	91,833	91,536	91,694	91,488

Per Share of Common Stock – Basic:
Earnings from continuing operations	$ 0.25	$0.01	$0.16	$ 0.16
Earnings (loss) from discontinued operations	-	(0.03)	-	0.80

Net Earnings (Loss)	$ 0.25	$(0.02)	$0.16	$ 0.96

Per Share of Common Stock – Diluted:
Earnings from continuing operations	$ 0.25	$0.01	$0.16	$ 0.16
Earnings (loss) from discontinued operations	-	(0.03)	-	0.80

Net Earnings (Loss)	$ 0.25	$(0.02)	$0.16	$ 0.96

(a)	Excludes the effect of out-of-the-money options for 3,820,704 shares of common stock at June 30, 2010.

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

Stock Options

The following table summarizes activity in stock option plans for the six months ended June 30, 2010:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contract Life

Outstanding at beginning of period	4,274,019	$19.19
Granted	618,708	$12.23
Exercised	(84,750)	$8.92
Forfeited	(12,505)	$10.95
Expired	(77,046)	$24.07

Outstanding at end of period	4,718,426	$18.40	$2,299,138	5.97 years

Exercisable at end of period	3,580,016	$20.84	$1,045,348	5.01 years

Available for future grant*	4,608,716

*	Includes shares available for grants of restricted stock.

The following table provides additional information concerning stock option activity:

	Six Months Ended June 30,
Options for PNMR Common Stock	2010	2009

Weighted-average grant date fair value of options granted	$3.05	$1.62
Total intrinsic value of options exercised (in thousands)	$329	$-

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for options granted in the six months ended June 30, 2010:

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock and Performance Shares

The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2010:

Nonvested Restricted PNMR Common Stock	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at beginning of period	193,941	$ 11.62
Granted	158,375	$ 9.37
Vested	(92,253)	$ 14.17
Forfeited	-

Nonvested at end of period	260,063	$ 9.34

The total fair value of shares of restricted stock that vested during the six months ended June 30, 2010 was $1.3 million.

During 2009 and 2010, the Company issued performance share agreements to certain executives that are based upon the Company achieving specified performance targets for those respective years. In addition during 2009, the Company issued performance share agreements that are based upon achieving specific performance targets for the period 2009 through 2011. The determination of the number of shares ultimately issued depends on the levels at which the performance criteria are achieved and cannot be determined until after the performance periods end. For the targets based only on 2009 performance, the optimal level was attained resulting in 102,375 shares being awarded in 2010, which will vest through 2013 and are included in the number of shares granted in the above table. For the targets based only on 2010 performance, the Company would issue a maximum of 96,563 shares, which are not included in the above table, if all performance criteria are achieved and the executives remain eligible. For the targets based upon the period 2009 through 2011 performance, the Company would issue a maximum of 39,113 if all performance criteria are achieved and the executives remain eligible.

(7)	Capitalization

Information concerning financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K.

Short-term Debt

At December 31, 2009, PNMR and PNM had revolving credit facilities for borrowings up to $600.0 million under the PNMR Facility and $400.0 million under the PNM Facility that primarily expire in 2012. LBB was a lender under the PNMR Facility and the PNM Facility. LBH, the parent of LBB, has filed for bankruptcy protection. Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility. A replacement bank has taken the place of LBB under the PNM Facility. In March 2010, the PNMR Facility was amended to remove LBB as a lender and reduce the total capacity under the PNMR Facility to $568.0 million. In addition to the reduction in the PNMR Facility related to LBB, the PNMR Facility and the PNM Facility will reduce by $26.0 million and $14.0 million in August 2010 and by an additional $25.0 million and $18.0 million in August 2011 according to their terms. The Company does not believe amending the PNMR Facility to remove LBB or the scheduled reduction in the facilities will have a significant impact on PNMR’s and PNM’s liquidity. In addition, PNMR and PNM each have a local line of credit amounting to $5.0 million. TNMP has a revolving credit facility for borrowings up to $75.0 million under the TNMP Revolving Credit Facility that expires in April 2011. At June 30, 2010, the weighted average interest rate was 1.60% for the PNMR Facility and 1.00% for the PNM Facility.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Short-term debt outstanding consists of:

Short-term Debt	June 30, 2010	December 31, 2009
(In thousands)
PNM
Revolving credit facility	$ 192,000	$ 118,000
Local lines of credit	-	-

	192,000	118,000
TNMP – Revolving credit facility	-	-
PNMR
Revolving credit facility	93,000	80,000
Local lines of credit	-	-

	$ 285,000	$ 198,000

At July 29, 2010, PNMR, PNM, and TNMP had $405.0 million, $198.3 million, and $74.7 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit. Total availability at July 29, 2010, on a consolidated basis, was $678.0 million for PNMR. At July 29, 2010, PNMR and PNM had invested cash of $20.1 million and $5.6 million. TNMP had no such investments.

As of June 30, 2010, TNMP had outstanding borrowings of $24.0 million from PNMR under its intercompany loan agreement.

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

These arrangements are accounted for as cash flow hedges and the June 30, 2010 pre-tax fair value losses of $1.7 million for the TNMP hedge and $0.1 million for the PNM hedge are included in AOCI and in other current liabilities, except for $0.8 million included in other deferred credits for TNMP, on the Condensed Consolidated Balance Sheets. Amounts reclassified from AOCI are included in interest charges. The fair value determinations were made using Level 2 inputs under GAAP and were determined using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the swap agreements.

On February 10, 2010, PNM filed an application with the NMPRC requesting approvals and authorizations to refund up to $403.8 million of callable PCRBs issued by the City of Farmington, New Mexico and the Maricopa County, Arizona Pollution Control Corporation (the “prior bonds”) and to replace the prior bonds with new tax-exempt PCRBs. The proceeds from the prior bonds were used to finance a portion of the cost of certain pollution control systems, facilities and related improvements at SJGS and PVNGS. The NMPRC approved PNM’s request on March 11, 2010. On June 9, 2010, $403.8 million of new PCRBs were sold by the City of Farmington, New Mexico and the Maricopa County, Arizona Pollution Control Corporation. The proceeds from the new PCRBs were utilized to retire the prior bonds, including those secured by PNM first mortgage bonds. The new PCRBs are

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

collateralized by PNM senior unsecured notes, similar to PNM’s other PCRBs. The new PCRBs were issued in eight separate series and bear interest at rates ranging from 4.00% to 6.25%. The final maturities of the new PCRBs range from 2040 to 2043, although $137.3 million are subject to mandatory tender and repurchase by PNM in 2015 through 2020.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. This legislation expands health care coverage to individuals and will largely be funded through tax increases. One provision that will impact certain companies significantly is the elimination of the tax deductibility of the Medicare Part D subsidy. The Company does not expect any significant impact on its financial statements as a result of the legislation.

In June 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act was enacted. The act contains a provision designed to lower required contributions to pension plans by offering extended amortization methods for shortfalls resulting from recent losses in asset market value. The Company’s pension plans can elect this relief for any two years within the 2009-2011 period. The Company is currently evaluating the options provided by this legislation and is assessing the impacts of the alternatives. The estimated future contributions to the pension plans set forth below do not consider possible impacts of this legislation.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost (income):

	Three Months Ended June 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2010	2009	2010	2009	2010	2009
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$105	$104	$-	$15
Interest cost	8,518	8,610	1,913	1,847	263	284
Long-term return on plan assets	(9,339)	(9,691)	(1,393)	(1,458)	-	-
Amortization of net loss	1,613	955	1,372	822	18	7
Amortization of prior service cost	79	79	(1,036)	(1,065)	-	3

Net periodic benefit cost (income)	$871	$(47)	$961	$250	$281	$309

	Six Months Ended June 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2010	2009	2010	2009	2010	2009
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$210	$209	$-	$29
Interest cost	17,037	17,220	3,825	3,694	527	568
Long-term return on plan assets	(18,677)	(19,382)	(2,786)	(2,916)	-	-
Amortization of net loss	3,225	1,909	2,744	1,645	35	13
Amortization of prior service cost	158	158	(2,071)	(2,131)	-	5

Net periodic benefit cost (income)	$1,743	$(95)	$1,922	$501	$562	$615

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

PNM made no contributions to its pension plan trust in the three months ended June 30, 2010, $6.5 million in the six months ended June 30, 2010, and no contributions in the three and six months ended June 30, 2009. PNM anticipates making total contributions of approximately $19.5 million in 2010. Based on current law and estimates of portfolio performance, PNM estimates making additional contributions to its pension plan trust that total $246.8 million for years 2011- 2014. The estimated contributions were developed using a probabilistically weighted average discount rate of 6.0% to determine the projected benefit obligation under the pension plan. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM contributed $1.2 million and $1.4 million to the trust for other postretirement benefits for the three months ended June 30, 2010 and 2009 and $1.2 million and $2.1 million for the six months ended June 30, 2010 and 2009. PNM expects to make total contributions totaling $2.5 million during 2010 to the trust for other postretirement benefits. Disbursements under the executive retirement program, which are funded by the Company

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and considered to be contributions to the plan, were $0.4 million in the three months ended June 30, 2010 and 2009, $0.7 million and $0.8 million in the six months ended June 30, 2010 and 2009, and are expected to total $1.5 million during 2010.

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended June 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2010	2009	2010	2009	2010	2009
	(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$72	$65	$-	$-
Interest cost	1,032	1,099	178	183	13	19
Long-term return on plan assets	(1,449)	(1,523)	(129)	(124)	-	-
Amortization of net gain	-	-	(49)	(66)	(1)	-
Amortization of prior service cost	-	-	15	15	-	-

Net Periodic Benefit Cost (Income)	$(417)	$(424)	$87	$73	$12	$19

	Six Months Ended June 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2010	2009	2010	2009	2010	2009
	(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$144	$130	$-	$-
Interest cost	2,063	2,198	356	366	26	38
Long-term return on plan assets	(2,897)	(3,047)	(257)	(247)	-	-
Amortization of net gain	-	-	(98)	(132)	(2)	-
Amortization of prior service cost	-	-	30	30	-	-

Net Periodic Benefit Cost (Income)	$(834)	$(849)	$175	$147	$24	$38

TNMP made no contributions to its pension plan trust in the three and six months ended June 30, 2010 and 2009 but anticipates making contributions of approximately $0.3 million in 2010. Based on current law and estimates of portfolio performance, TNMP estimates making contributions to its pension plan trust that total $10.5 million for years 2011-2014. The estimated contributions were developed using a probabilistically weighted average discount rate of 5.9% to determine the projected benefit obligation under the pension plan. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. For the three months ended June 30, 2010 and 2009, TNMP made $0.6 million and $0.3 million in contributions to the trust for other postretirement benefits and $0.6 million and $0.3 million for the six months ended June 30, 2010 and 2009. TNMP does not expect to make additional contributions during the remainder of 2010. Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were less than $0.1 million in the three and six months ended June 30, 2010 and 2009, and are expected to total $0.1 million during 2010.

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

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance under the contract. In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. APS pursued a damages claim for costs incurred through December 2006 in a trial that began on January 28, 2009. On June 18, 2010, the court awarded APS and the other PVNGS owners, including PNM, $30.2 million. PNM’s share of this amount is $3.1 million. Because the appeal period of this decision has not yet passed, PNM has not recorded this amount on its financial statements. PNM currently estimates that it will incur approximately $46.1 million (in 2007 dollars) over the current life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant. PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned. At June 30, 2010 and December 31, 2009, PNM had $15.4 million and $15.0 million recorded as a liability on its Condensed Consolidated Balance Sheets for interim storage costs.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Clean Air Act

Regional Haze

The EPA has established rules addressing regional haze and guidelines for BART determinations. The rules call for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas. In particular, the alternatives rule defines how an SO2 emissions trading program developed by the Western Regional Air Partnership, a voluntary organization of western states, tribes and federal agencies, can be used by western states. New Mexico will be participating in the SO2 program, which is a trading program that will be implemented if SO2 reduction milestones, which are still being developed, are not met.

SJGS

In November 2006, the NMED requested a BART analysis for NOX and particulates for each of the four units at SJGS. PNM submitted the analysis to the NMED in early June 2007, recommending against installing additional pollution control equipment on any of the SJGS units beyond those planned at that time, the installation of which was completed in March 2009. PNM subsequently provided additional data in response to requests from the NMED. On June 21, 2010, the NMED filed its proposed regional haze SIP with the EIB. The NMED filing included a finding by the NMED that BART for NOX at SJGS is a technology known as “selective catalytic reduction” (“SCR”) plus “sorbent injection.” PNM disagrees with this BART determination and plans to vigorously challenge the finding.

As part of its 2007 submission, PNM analyzed SCR and concluded it was not appropriate as BART. However, PNM estimated that, at that time, the cost of installation of the SCR technology at SJGS would be approximately $750 million for the entire station, of which PNM’s share would be approximately 46.3% based on its SJGS ownership percentage. In its filing, the NMED stated that it did not necessarily agree with PNM’s estimate and that it expected the actual costs for SCR technology to be lower than PNM’s estimate. Installation of the sorbent injection technology would cost an additional approximately $40 million for the entire station. These technologies would also increase operating costs at SJGS. PNM would seek recovery from its ratepayers of all costs that may ultimately be incurred.

The EIB has set the matter for hearing in October 2010. Following the hearing and if approved by EIB, the approved SIP would be submitted to EPA Region 6 for approval. The EPA process would include a sixty day public comment period. If the SIP and BART determination proposed by the NMED are ultimately approved and upheld, the SJGS participants would have five years to achieve compliance with such BART requirements. PNM continues to assess the NMED proposal and is unable at this time to predict the ultimate outcome of this matter or the financial impact of these requirements on PNM or PNM’s ratepayers.

Four Corners

The EPA previously requested APS to perform a BART analysis for Four Corners. APS submitted an analysis to the EPA concluding that certain combustion control equipment constitutes BART for Four Corners. Based on the analyses and comments received through EPA’s rulemaking process, the EPA will determine what it believes constitutes BART for Four Corners. The EPA recently issued an Advanced Notice of Proposed Rulemaking seeking public comments on its BART determination. The public comment period initially expired in October 2009, but the EPA extended the comment period until March 20, 2010. APS anticipates the EPA will issue proposed and final BART determinations for Four Corners in 2010. The participant owners of Four Corners will have five years after the EPA issues its final determination to achieve compliance with their respective BART requirements. In addition, on February 16, 2010, a group of environmental organizations filed a petition with the U.S. Departments of Interior and Agriculture requesting those agencies to certify to the EPA that visibility impairment in sixteen national park and wilderness areas is reasonably attributable to emissions from Four Corners.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

If those agencies certify impairment, the EPA is required to evaluate and, if necessary, determine BART for Four Corners. APS’ recommended plan for Four Corners includes the installation of combustion control equipment with an estimated cost to PNM, based on preliminary engineering estimates, of approximately $6.8 million. If the EPA determines that post-combustion controls are required, PNM’s total costs could be up to approximately $69.0 million for Four Corners. PNM would seek recovery from its ratepayers of all costs that may ultimately be incurred. The obligation to comply with the EPA’s final BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations, and other business considerations, could jeopardize the economic viability of Four Corners or the ability of individual participants to continue their participation in the plant. In particular, SCE, a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at the plant. In order to coordinate with Four Corners’ other scheduled activities, APS is currently implementing portions of its recommended plan on a voluntary basis. Costs related to the implementation of these portions of the recommended plan are included in PNM’s 2010 and 2011 construction expenditure estimates.

While the Company continues to monitor this matter, at the present time, the Company cannot predict whether the EPA will agree with APS’ BART recommendations. If the EPA disagrees with APS’ recommendations for Four Corners, the Company cannot predict the nature of the BART controls the EPA may ultimately mandate or the resulting financial or operational impact.

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

Citizens Suit under the Clean Air Act

    On May 10, 2005, PNM and the other owners of SJGS resolved the Grand Canyon Trust’s and Sierra Club’s Citizens Suit under the Clean Air Act and NMED’s threatened administrative compliance order by entry of a Consent Decree. As required by the Consent Decree, PNM submitted reports addressing mercury emission controls for SJGS. Plaintiffs and NMED rejected PNM’s reports. PNM disputes the validity of the rejection of the reports. On May 17, 2010, PNM filed a petition with the federal district court seeking a judicial determination on the dispute relating to PNM’s mercury controls. NMED and plaintiffs seek to require PNM to implement mercury controls that PNM estimates would increase annual operating costs for the entire station by as much as $42 million. PNM cannot predict the outcome of these disputes.

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

Four Corners Notice of Intent to Sue

    On May 7, 2010, APS received a Notice of Intent to Sue from Earthjustice, on behalf of several environmental organizations, related to alleged violations of the Clean Air Act at Four Corners. The notice alleges new source review-related violations and new source performance standard violations. Under the Clean Air Act, a citizens group is required to provide 60 days advance notice of its intent to file a lawsuit. Within that 60-day time period, the EPA may step in and file a lawsuit regarding the allegations. If the EPA does so, the citizens group is precluded from filing its own lawsuit, but it may still intervene in the EPA’s lawsuit, if it so desires. The 60-day period lapsed in early July, and the EPA did not take any action. At this time, the Company cannot predict whether or when Earthjustice might file a lawsuit.

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

On May 4, 2010, the EPA issued a proposed rulemaking to regulate CCBs. The proposal asks for public comment on two approaches for regulating CCBs. One option is to regulate CCBs under Subtitle C of the RCRA as a hazardous waste which allows the EPA to create a comprehensive federal program for waste management and disposal of CCBs. The other option is to regulate CCBs under RCRA Subtitle D as a non-hazardous waste. This provides the EPA with the authority to develop performance standards for waste management facilities handling the CCBs and would be enforced primarily through citizen suits. Both options allow for continued use of CCBs in beneficial applications. EPA’s proposal does not address the placement of CCBs in surface mine pits for reclamation. The EPA has indicated that it will work with the OSM to develop federal regulations for placement of CCBs in minefill operations. The proposed rule also states that the EPA and OSM will consider the recommendations of the National Research Council, which, at the direction of Congress, studied the health, safety and environmental risks associated with the placement of CCBs in U.S. coal mines. The 2006 report concluded that the “placement of coal combustion residues in mines as part of coal mine reclamation may be an appropriate option for the disposal of this material”. On June 21, 2010, the EPA published the proposed rule in the Federal Register. There is a 90-day public comment period for the proposal. PNM, along with other utility companies and industry representatives, has requested a 120-day extension of the comment period on which EPA has yet to make a ruling.

PNM advocates for the non-hazardous regulation of CCBs under Subtitle D of RCRA. PNM is encouraged by the EPA’s proposed decision to develop separate federal regulations in conjunction with the OSM for mine placement of CCBs and believes the proper place for regulatory oversight should come from the OSM and state mining and mining reclamation agencies. In addition, PNM believes the decision by EPA to consider the conclusions of the National Research Council study in the development of federal regulations regarding placement of CCBs in minefilling operations is a prudent one. PNM cannot predict the outcome of the EPA’s or OSM’s proposed rulemaking regarding CCB regulation, including mine placement of CCBs, or whether these actions will have a material adverse impact on its operations or financial position.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sierra Club Actions

    In December 2009, PNM and PNMR received a Notice of Intent to Sue (“RCRA Notice”) under the RCRA from the Sierra Club. The RCRA Notice was also sent to all SJGS owners, to SJCC, which operates the San Juan Mine that supplies coal to SJGS, and to BHP. Additionally, PNM was informed that SJCC and BHP received a separate notice of intent to sue under the Surface Mine Control and Reclamation Act (“SMCRA”) from the Sierra Club. On April 8, 2010, the Sierra Club filed suit in the U.S. District Court for the District of New Mexico against PNM, PNMR, SJCC, and BHP. In the suit, the Sierra Club alleges that activities at SJGS and the San Juan Mine are causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCBs at the San Juan Mine constitutes “open dumping” in violation of RCRA. The claims under RCRA are asserted with respect to PNM, PNMR, SJCC and BHP. The suit also includes claims under SMCRA, which are directed only against SJCC and BHP. The complaint requests judgment for the following relief: an injunction requiring the parties to undertake certain mitigation measures with respect to the placement of CCBs at the mine or to cease placement of CCBs at the mine; the imposition of civil penalties; and an award of plaintiff’s attorney’s fees and costs. On July 10, 2010, the Sierra Club filed an amended complaint that corrected some technical deficiencies in its original complaint. The factual allegations remained the same. PNM and PNMR plan an aggressive defense of the RCRA claims and cannot predict the outcome of this matter at the present time.

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

Other Commitments and Contingencies

Coal Supply

The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At June 30, 2010 and December 31, 2009, prepayments for coal amounted to $33.8 million. APS purchases all of Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation. The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government. In 2003, PNM completed a comprehensive review of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal. Based on this study, PNM revised its estimates of the final reclamation costs. In 2009, this study was updated. In July 2010, the mining contract for Four Corners, which runs through 2016, was restructured with pricing to be determined using an escalating base-price. The estimate for decommissioning the Four Corners mine is being revised with completion expected later in 2010. Based on the most recent estimates, the final costs of mine reclamation, net of contract buyout costs paid to SJCC and reclamation payments made through June 30, 2010, are estimated to be $58.1 million for the surface mines at both SJGS and Four Corners and $23.3 million for the underground mine at SJGS, in future dollars. As of June 30, 2010 and December 31, 2009, obligations of $25.6 million and $26.6 million for surface mine reclamation and $2.5 million and $2.3 million for underground mining activities were recognized on PNM’s Condensed Consolidated Balance Sheets using the fair value method to determine the liability.

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

The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. PNM and certain other participants have also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units. The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). PNM is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount of retrospective assessments PNM could incur under the current NEIL policies totals $5.8 million. The insurance coverage discussed in this and the previous paragraph is subject to policy conditions and exclusions.

Water Supply

Because of New Mexico’s arid climate and periodic drought conditions, there is a growing concern in New Mexico about the use of water for power plants. PNM has secured water rights in connection with the existing plants at Afton, Luna and Lordsburg. Water availability does not appear to be an issue for these plants at this time.

The “four corners” region of New Mexico, in which SJGS and Four Corners are located, experienced drought conditions during 2002 through 2004 that could have affected the water supply for PNM’s generation plants. In future years, if adequate precipitation is not received in the watershed that supplies the four corners region, these plants could be impacted. Consequently, PNM, APS, and BHP have undertaken activities to secure additional water supplies for SJGS, Four Corners, and related mines. PNM has reached an agreement for a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a term ending December 31, 2012. Further, PNM and BHP have reached agreement on a long-term supplemental contract relating to water for SJGS with the Jicarilla Apache Nation that ends in 2016. APS and BHP have entered into a similar contract for Four Corners. Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact the Company should shortages occur in the future.

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

San Juan River Adjudication

In 1975, the State of New Mexico filed an action entitled “State of New Mexico v. United States, et al.”, in the District Court of San Juan County, New Mexico, to adjudicate all water rights in the San Juan River Stream System. PNM was made a defendant in the litigation in 1976. The action is expected to adjudicate water rights used at Four Corners and at SJGS. In 2005, the Navajo Nation and various parties announced a settlement of the Navajo Nation’s reserved surface water rights. On March 30, 2009, President Obama signed legislation confirming the settlement with the Navajo Nation. The Company cannot determine the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. Final resolution of the case cannot be expected for several years. The Company is unable to predict the ultimate outcome of this matter. An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Navajo Nation will provide, for an agreed upon cost, sufficient water from its allocation to offset the loss.

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

The federal government appealed this matter to the U.S. Court of Appeals for the Federal Circuit and Plaintiffs cross-appealed. On October 21, 2009, the Federal Circuit issued its opinion, affirming in part and reversing in part the decision of the Court of Claims, resulting in an award to the Plaintiffs of $9.7 million. The period for requesting rehearing and for filing a petition for certiorari in the U.S. Supreme Court expired in January 2010, and the Circuit Court has issued its mandate, returning the case to the Court of Claims. The government and Plaintiffs filed a Joint Motion for Entry of Final Judgment, which the Court of Claims has granted, entering final judgment for $9.7 million, which amount was received in April 2010. PNM recorded the amount, net of legal expenses of $1.2 million, as other income in the three months ended March 31, 2010.

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

In December 2009, PNM and the California Parties reached an agreement in principle to settle all remaining claims against PNM in these proceedings and on February 11, 2010, PNM entered into a “Settlement and Release of Claims Agreement” (the “Settlement Agreement”), which was filed with FERC on February 12, 2010. The settlement contemplated by this agreement was subject to FERC approval, which was received on April 29, 2010. On May 27, 2010, the Sacramento Municipal Utility District, whose earlier comments opposing the settlement were rejected by FERC, filed with FERC a request for rehearing of the April 29 approval order. That request remains pending before FERC. The terms of the Settlement Agreement provide, among other things, for PNM to pay to the California Parties the amount of $45.0 million, consisting of the assignment of PNM receivables plus interest as of December 31, 2009 from the Cal ISO and the Cal PX in the amount of $13.1 million plus a cash payment of $31.9 million and for the California Parties to release PNM from claims arising from the California energy crisis of 2000 and 2001. PNM recorded the settlement, which was included in other current liabilities, at December 31, 2009. Additionally, the Settlement Agreement provides that certain of California Parties will assume liability that PNM may have to entities that choose not to opt in to the settlement. PNM expressly denies any wrongdoing or culpability with respect to the claims against it that are released by the Settlement Agreement and, in entering into the settlement, does not admit any fault or liability.

On January 15, 2010, PNM transferred the cash payment, which was included in special deposits, to an escrow account established by the California Parties. Pursuant to the Settlement Agreement, the receivables and the cash payment have been or will be distributed to the California Parties and other entities that purchased electricity through the Cal ISO and Cal PX during the relevant time period as settlement funds in accordance with the terms

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and conditions of the Settlement Agreement. Upon receiving FERC approval of the Settlement Agreement, the special deposit, assigned receivables, and current liability were removed from the Condensed Consolidated Balance Sheets of PNMR and PNM.

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

On May 10, 2010, Plaintiffs filed a Notice of Appeal with the Bureau of Indian Affairs. PNM intends to participate in order to preserve its interests regarding any PNM-acquired rights-of-way implicated in the appeal. As the administrative appeal process is only in its initial stages, PNM cannot predict the outcome of the proceeding at this time.

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

The NMPRC order approving the Emergency FPPAC also provided that if PNM’s base load generating units did not operate at or above a specified capacity factor and PNM was required to obtain replacement power to serve jurisdictional customers, PNM would be required to make a filing with the NMPRC seeking approval of the replacement power costs. In its required filing, PNM stated that the costs of the replacement power amounting to $8.0 million were prudently incurred and made a motion that they be approved. The NMPRC staff opposed PNM’s motion and recommended that PNM be required to refund the amount collected. On January 12, 2010, the NMPRC directed the Emergency FPPAC auditor to investigate whether the replacement power costs were prudently incurred. The order also directed PNM to file a response to the auditors’ report, to provide certain additional information, and to show cause why it should not be fined for recovering replacement power costs without prior NMPRC approval. PNM filed its response to the show cause order on February 12, 2010. On February 19, 2010, the auditor’s report on replacement power costs was submitted to the NMPRC. The report concluded that the methodology used to estimate

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the cost of replacement power was reasonable, that PNM purchased power at the lowest reasonable cost, and that outage planning and scheduling and plant operations were reasonable. These findings are subject to NMPRC review and approval. On April 12, 2010, the NMPRC staff filed a request for a hearing on whether the replacement power costs should be approved and whether any penalty should be imposed, to which PNM responded. PNM will continue to assert that its recovery of replacement power costs was proper and did not violate the NMPRC’s order, but is unable to predict the outcome of this matter.

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

In September 2009, PNM entered into settlement discussions with various parties to address issues related to the distributed generation programs, the RCT, and PNM’s prospective additional projects. In recognition of these settlement negotiations, the NMPRC issued an order on September 22, 2009 that rejected certain provisions of PNM’s July 1st plan and ordered PNM to file a revised plan at the conclusion of the settlement discussions. PNM and several parties to the proceeding filed a stipulation and PNM filed its revised 2010 procurement plan with the NMPRC on January 25, 2010. Under the revised plan, PNM would invest approximately $265 million on solar PV facilities and implement a customer-sited PV distributed generation program to replace its current PV programs. The plan and stipulation were opposed by a number of parties, including the AG and the NMPRC staff. A public hearing on the stipulation and revised procurement plan was held in May 2010. The Hearing Examiner in the case issued a Recommended Decision on August 3, 2010. The Hearing Examiner recommended that the NMPRC reject the revised plan and that the stipulation should be disapproved. The NMPRC has the authority to approve, reject or modify the Recommended Decision. A decision from the NMPRC is anticipated by August 31, 2010. PNM cannot predict the outcome of these proceedings.

On July 1, 2010, PNM filed a new renewable energy plan for 2011. This plan assumes approval of the stipulation and revised renewable energy plan for 2010 that are currently before the NMPRC. The 2011 plan proposes the procurement of 250,000 MWh of renewable energy certificates from another New Mexico public utility

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to be used for compliance with the renewable portfolio standard in 2011. NMPRC action on this plan is anticipated by the end of 2010.

NMPRC Inquiry on Fuel and Purchased Power Adjustment Clauses

In October 2007, the NMPRC issued a NOI that could lead to the adoption of an amended rule for the implementation of FPPACs for all investor-owned utilities and electric cooperatives in New Mexico. The investor-owned utilities and electric cooperatives have responded to a series of questions and the NMPRC staff made a filing dealing with the need for consistency of FPPACs, streamlining FPPACs, and whether a single FPPAC methodology should be applied to all utilities. Workshops were held to discuss the comments filed by PNM and others and the proposed changes. At the conclusion of the workshop process, the Hearing Examiner presented proposed rule amendments to the NMPRC for its consideration. On April 29, 2010, the NMPRC issued a Notice of Proposed Rulemaking proposing the adoption of the rule amendments that were developed in the workshop process and presented by the Hearing Examiner. A public hearing was held on July 1, 2010. The outcome of this proceeding is not expected to have a material impact on PNM.

NMPRC Rulemaking on Disincentives to Energy Efficiency Programs

In January 2008, the NMPRC issued a NOI to identify disincentives in utility expenditures on energy efficiency and measures to address those disincentives, including specific rate making alternatives, and appointed a Hearing Examiner to conduct workshops to develop proposals for possible rule changes. Based on the workshops, the NMPRC issued proposed amendments to its energy efficiency rule. After a hearing, the NMPRC approved the amended rule on April 8, 2010 to be effective May 3, 2010. The amended rule allows electric utilities to collect rate adders of $0.01 per KWh for lifetime energy savings and $10 per kilowatt for demand savings related to energy efficiency and demand response programs beginning in 2010. In addition, investor-owned electric utilities were required to make filings by July 1, 2010 that propose rate design and ratemaking methods to remove regulatory disincentives or barriers to achieve energy efficiency savings. PNM included its proposals in the 2010 Electric Rate Case described below. After such ratemaking measures become effective, the rate adder for energy saving will be reduced to $0.005 per KWh. Certain intervenors have filed notices of appeal of the NMPRC order to the New Mexico Supreme Court. PNM cannot predict the outcome of these appeals.

On May 5, 2010, PNM filed proposed tariffs under the amended rule. PNM proposed to recover $6.2 million over a twelve-month period following NMPRC approval. The NMPRC suspended these tariffs through December 1, 2010, and has established a procedural schedule for the case. A public hearing is scheduled to begin on September 14, 2010. PNM cannot predict the outcome of this proceeding.

PNM Electric Energy Efficiency and Load Management Programs

The NMPRC requires public utilities to obtain approval to implement energy efficiency and load management programs. Costs to implement approved programs are recovered through a rate rider. On September 15, 2008, PNM filed a plan, which included new programs, modifications to existing programs and a request to recover program costs. After proceedings before the NMPRC, a final order approving the programs was issued on May 19, 2009. In August 2009, PNM began recovering the costs of the programs through a rate rider amounting to 1.881% of customers’ bills, before taxes and franchise fees, based on program costs of $14.1 million. The new programs are being implemented.

On July 7, 2009, the NMPRC ordered an investigation into whether it is prudent for PNM to continue certain load management programs initiated in 2008 with NMPRC approval, considering its recent addition of supply-side resources. PNM offers these programs through contracts with third-party vendors that contain substantial fees for early termination. On March 10, 2010, the NMPRC issued an order concluding that it would not be prudent to terminate the programs, and remanded the case to a hearing examiner to consider whether freezing the programs at current levels would be possible and, if so, prudent. A hearing was held June 22, 2010 on the issues identified in the

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

order on remand. Although none of the parties to the proceeding on remand recommended freezing the programs, PNM is unable to predict the outcome of this proceeding.

Rates for Former TNMP Customers in New Mexico

PNM serves the former New Mexico customers of TNMP (“TNMP-NM” or “PNM South”) under rates approved by the NMPRC in its order approving PNMR’s acquisition of TNMP. Under that order, rates charged to customers were set through December 31, 2010. In January 2009, the NMPRC directed PNM to estimate the revenue requirement increase that would be reflected in a TNMP-NM rate application for rates effective January 2011. PNM estimated that the rate increase could be between 40% and 56% depending on fuel costs. In April 2009, the NMPRC directed PNM, the NMPRC staff, and other parties to attempt to reach consensus on ways to mitigate the impact of this potential rate increase and appointed a mediator. Several mediations were held but no agreement was reached. In March 2010, the NMPRC issued its Order Initiating Investigation and Requiring Informational Filings to which PNM and other parties filed timely responses. On May 25, 2010, the NMPRC issued an order setting a procedural schedule for the submission of testimony and a hearing. The order further directed PNM and the NMPRC staff to file testimony addressing certain matters related to cost allocation, which was filed on June 17, 2010. On July 14, 2010, the NMPRC vacated the hearing date without setting a new date. The former customers of TNMP have been included in the rate filing discussed under 2010 Electric Rate Case below. PNM cannot predict the outcome of this matter.

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

In early 2010, legislation was enacted that nullified the NMPRC order and, effective January 1, 2011, excludes non-utility power generators from the definition of public utilities under state law, subject to certain limitations as to size and provided that such generators produce renewable energy, the generators are located on the site of the power consumer, and do not utilize retail wheeling of power. A separate provision of the legislation directs the NMPRC to authorize public utilities to establish rates that assure the utilities’ recovery of an appropriate portion of their fixed costs from owners of interconnected generators. After enactment of this legislation, appeals of the NMPRC order were dismissed. On March 9, 2010, the NMPRC issued an order setting workshops for the purpose of obtaining comments and views on implementation of the rate-making aspect of the statute. The workshops are ongoing. PNM is unable to predict the outcome of this proceeding.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2010 Electric Rate Case

    PNM filed a general rate case application with the NMPRC on June 1, 2010 for rate increases for all PNM retail customers to be effective April 1, 2011. The application proposed separate rate increases for those customers served by PNM (“PNM North”) prior to its acquisition of TNMP and for the customers formerly served by TNMP (“PNM South”). The proposed total increase of $165.2 million represents a 22% increase for PNM North and a 20% increase for PNM South. The filed revenue requirements are based on a future test period ending December 31, 2011. If the NMPRC grants the entire relief requested, PNM proposes to implement the increase in two steps. Phase 1 would become effective April 1, 2011 (PNM North: $111.1 million; 16%; PNM South: $8.7 million; 14%), and Phase 2 would become effective January 1, 2012 (PNM North: $41.7 million, 6%; PNM South: $3.6 million, 6%). PNM also proposed to implement a FPPAC for PNM South. This is the first rate case filing in New Mexico proposing a future test year consistent with the recently enacted SB 477. The NMPRC has suspended the rates until April 1, 2011 and a hearing has been scheduled to begin December 1, 2010. NMPRC staff, the AG, and the Albuquerque-Bernalillo County Water Utility Authority each filed motions to either dismiss the case or extend the suspension period. After PNM had responded to the other parties’ motions, the NMPRC issued an order on July 27, 2010. The NMPRC granted the other parties’ motions in part. The NMPRC determined that PNM’s rate filing was incomplete, ordered PNM to supplement its rate application, directed that the suspension period not begin to run until PNM’s rate application was made complete, and extended the suspension period by one month. However, PNM believes that the order is erroneous both in its assessment of the completeness of PNM’s filing and in its application of the governing legal standards. On August 5, 2010, PNM supplemented its rate case application in conformance with the NMPRC’s order and also on August 5, 2010 made a filing in the New Mexico Supreme Court requesting the Court to vacate the NMPRC’s July 27, 2010 order and for other equitable relief. PNM is unable to predict the outcome of this case.

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

Interest Rate Compliance Tariff

Following a revision of the interest rate on TNMP’s carrying charge, TNMP filed a compliance tariff to implement the new 8.31% rate. TNMP’s filing proposed to put the new rates into effect on February 1, 2008. Intervenors asserted objections to the compliance filing. PUCT staff urged that the PUCT make the new rate effective as of December 27, 2007 when the PUCT’s order establishing the correct rate became final. After regulatory proceedings, the PUCT issued an order making the new rate retroactive to July 20, 2006. TNMP filed an appeal of this order in the District Court in Austin, Texas. A hearing was held on June 17, 2010. On June 28, 2010, the district court decided to reverse the PUCT decision and remand the matter back to the PUCT for a determination that is not retroactive. The PUCT and/or other parties may appeal the decision to the Texas 3rd Court of Appeals. While there is inherent uncertainty in this type of proceeding, TNMP believes it will ultimately be successful in overturning any ruling that the effective date should be prior to December 27, 2007.

Transmission Rate Filing

On March 2, 2010, TNMP filed an application to update its transmission rates to reflect changes in its invested capital. The requested increase in total rate base is $33.8 million, with a total revenue requirement increase of $5.5 million. The requested updated rates reflect the addition and retirement of transmission facilities, including

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The PUCT staff filed a recommendation to approve TNMP’s application on April 6, 2010. The ALJ filed a proposed order approving TNMP’s application on April 13, 2010. The PUCT approved the interim adjustment on May 14, 2010.

Energy Efficiency

On October 28, 2009, TNMP filed an application for approval of its 2010 energy efficiency programs and requested recovery through an energy efficiency cost recovery factor. TNMP estimated the costs of its 2010 energy efficiency programs to be $2.6 million and requested to collect this amount based on a per customer charge over 11 months. The PUCT staff and intervenors did not take issue with TNMP’s application. TNMP implemented the factor effective February 1, 2010. On April 30, 2010, TNMP made a similar filing seeking recovery of $2.7 million of costs to be incurred in its 2011 programs. The 2011 energy cost recovery rider was approved by the PUCT on July 8, 2010.

Advanced Meter System Deployment and Surcharge Request

On May 26, 2010, TNMP filed a request with PUCT to approve TNMP’s proposed advanced meter deployment. The filing also requested a surcharge to collect $158 million in costs over 12 years, including recovery of capital expenditures incurred through 2015 of $70.6 million. On June 1, 2010, the PUCT referred the matter to the State Office of Administrative Hearings. This matter is currently set for hearing in October 2010.

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

In January 2010, Optim Energy entered into floating-to-fixed interest rate swaps with an aggregate notional amount of $650.0 million. The effect of these swaps is to convert $650.0 million of borrowings under Optim Energy’s credit facility from an interest rate based on the one-month LIBOR rate to a fixed rate of 1.33% through January 7, 2011, exclusive of loan guaranty fees. These swaps are accounted for as cash-flow hedges. At June 30, 2010, these swaps had a pre-tax fair value loss of $0.7 million, which is included in current liabilities below.

In April 2010, PNMR and ECJV each made an equity contribution to Optim Energy of $15.0 million in cash. PNMR and ECJV also agreed to make additional cash contributions during 2010 that would aggregate approximately $5.0 million from each owner of which each had contributed $2.6 million as of July 29, 2010. Optim Energy used the equity contributions to reduce amounts outstanding under its bank financing arrangement and will also use the additional contributions to reduce debt. PNMR has no other commitments or guarantees with respect to Optim Energy.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for Optim Energy is as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Operating revenues	$ 86,871	$ 58,102	$ 192,465	$ 136,499
Cost of sales	61,235	42,655	138,532	87,841

Gross margin	25,636	15,447	53,933	48,658
Non-fuel operations and maintenance expenses	6,450	7,854	16,970	16,452
Administrative and general expenses	4,944	7,961	10,556	15,885
Depreciation and amortization expense	12,852	7,425	24,909	15,084
Taxes other than income tax	3,162	3,244	6,596	6,573

Operating income (loss)	(1,772)	(11,037)	(5,098)	(5,336)
Interest charges	(4,661)	(3,020)	(9,332)	(5,500)
Other income (deductions)	2	(126)	66	(69)

Earnings (loss) before income taxes	(6,431)	(14,183)	(14,364)	(10,905)
Income taxes (benefit)(1)	36	(51)	68	111

Net earnings (loss)	$ (6,467)	$ (14,132)	$ (14,432)	$ (11,016)

50 percent of net earnings (loss)	$ (3,234)	$ (7,066)	$ (7,216)	$ (5,508)
Amortization of basis difference in Optim Energy	(624)	(287)	(994)	(450)

PNMR equity in net earnings (loss) of Optim Energy	$ (3,858)	$ (7,353)	$ (8,210)	$ (5,958)

    (1) Represents the Texas Margin Tax, which is considered an income tax under GAAP.

Financial Position

	June 30, 2010	December 31, 2009
	(In thousands)

Current assets	$ 126,086	$ 128,619
Net property plant and equipment	940,206	951,757
Other long-term assets	128,626	137,384

Total assets	1,194,918	1,217,760

Current liabilities	53,264	66,190
Long-term debt	737,000	755,000
Other long-term liabilities	5,720	5,710

Total liabilities	795,984	826,900

Owners’ equity	$ 398,934	$ 390,860

50 percent of owners’ equity	$ 199,467	$ 195,430
Unamortized PNMR basis difference in Optim Energy	209	236

PNMR equity investment in Optim Energy	$ 199,676	$ 195,666

Optim Energy has a hedging program the level of which varies at any given time depending on current market conditions and other factors. Economic hedges that do not qualify, or are not designated, as cash flow hedges or

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

normal purchases/sales and that are derivative instruments are required to be marked to market. In the three months ended June 30, 2010, Optim Energy recorded a loss of $1.3 million on the mark-to-market of economic hedges, compared to a loss of $15.8 million in 2009. In the six months ended June 30, 2010, Optim Energy recorded income of $3.0 million on the mark-to-market of economic hedges, compared to a loss of $6.4 million in 2009.

Optim Energy individually valued each asset and liability received in the Altura (Twin Oaks) and Altura Cogen transactions and initially recorded them on its balance sheet at the determined fair value. For both transactions, this accounting results in a significant amount of amortization since the acquired contracts’ terms differed significantly from fair value at the date of acquisition and emission allowances, while acquired from government programs without future cost to Optim Energy, had significant market value at the date of acquisition. Optim Energy recorded amortization of contracts acquired of $4.2 million and $8.2 million for the three months and six months ended June 30, 2010 and $3.2 million and $6.3 million for the three months and six months ended June 30, 2009, which reduced operating revenues. Optim Energy also recorded amortization expense on emission allowances of $1.3 million and $2.6 million for the three months and six months ended June 30, 2010 and $1.1 million and $2.4 million for the three months and six months ended June 30, 2009, which is recorded in cost of sales.

The contribution of Altura created a basis difference between PNMR’s recorded investment in Optim Energy and 50 percent of Optim Energy’s equity. While the portion of the basis difference related to contract amortization will only continue through 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant. For the three months and six months ended June 30, 2010 and 2009, the basis difference adjustment detailed above relates mainly to contract amortization with insignificant offsets related to the other minor basis difference components.

LCC is Optim Energy’s counterparty in several agreements for power and steam sales. In addition, LCC leases Optim Energy the land for the Altura Cogen facility and provides other services, including water, to that facility. On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The pre-petition net amount due from LCC is immaterial and was fully reserved as of December 31, 2008. LCC has continued to perform under the existing contracts. LCC’s bankruptcy plan was confirmed by the bankruptcy court on April 23, 2010. LCC has filed documents with the bankruptcy court indicating its intent to assume its contracts with Altura Cogen. As part of this process, LCC is required to cure pre-petition defaults under its contracts with Altura Cogen and in the three months and six months ended June 30, 2010, Optim Energy reversed the $1.0 million that had been reserved previously. At present, Altura Cogen and LCC are negotiating the terms of a stipulation to formalize the cure of these defaults.

(12)	Related Party Transactions

PNMR, PNM, TNMP, and Optim Energy are considered related parties as defined under GAAP. PNMR Services Company provides corporate services to PNMR, its subsidiaries, and Optim Energy in accordance with shared services agreements. There is also a services agreement for Optim Energy to provide services to PNMR. Additional information concerning the Company’s related party transactions is contained in Note 20 of the Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K. See Note 7 for information on intercompany borrowing arrangements and Note 11 for information concerning Optim Energy.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Transmission and distribution related services billings:
TNMP to PNMR	$9,635	$10,179	$19,221	$19,482

Services billings:
PNMR to PNM*	21,913	16,845	43,575	33,873
PNMR to TNMP	5,804	5,018	12,292	10,302
PNM to TNMP	178	133	278	266
TNMP to PNMR	93	95	214	344
PNMR to Optim Energy	1,371	1,441	2,809	2,930
Optim Energy to PNMR	33	89	51	216

Income tax sharing payments:
PNM to PNMR	-	45,740	-	45,740
TNMP to PNMR	-	3,027	-	3,027
PNMR to PNM	35,190	-	35,190	-

Interest payments:
TNMP to PNMR	102	171	185	601

* PNM shared services include billings to PNM Gas of zero and $0.9 million for the three months and six months ended June 30, 2009.

(13)	New Accounting Pronouncements

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

Accounting Standard Update 2010-06 -- Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements

The FASB released amended guidance related to disclosures of fair value measurements. The update requires entities to enhance interim and annual disclosures about fair value measurements, specifically:

-Further disaggregate the level presented for debt and equity securities

-Disclose the amount and reason for significant transfers between fair value categories Level 1 and Level 2

-Disclose information about the purchases, sales, issuances, and settlements for items in Level 3 of the fair value measurements on a gross basis rather than net

The enhanced disclosure for the first two items was effective for the interim period ended March 31, 2010 and is included in Note 4 to the extent applicable. The third item regarding Level 3 information is effective for the interim period ended March 31, 2011 and will be included at that time.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Standard Update 2010-20 -- Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB released guidance requiring enhanced disclosures providing a greater level of disaggregated information about the credit quality of an entity’s financing receivables and the allowance for credit losses, as well as credit quality indicators, past due accounts information, and modifications of financing receivables. The enhanced disclosures required for the end of a reporting period are effective at December 31, 2010 and the disclosures about activity that occurs during a reporting period are effective beginning January 1, 2011. The Company is currently evaluating the impact of this update.

(14)	Discontinued Operations

As discussed in Note 2, PNM sold its gas operations, which comprised the PNM Gas segment, in January 2009. Under GAAP, the assets and liabilities of PNM Gas were considered to be held-for-sale and presented as discontinued operations. The PNM Gas results of operations were excluded from continuing operations and presented as discontinued operations on the statements of earnings. In accordance with GAAP, no depreciation was recorded on assets held for sale. There is nothing reported as discontinued operations in 2010. Summarized 2009 financial information for PNM Gas, which has been retroactively adjusted as discussed in Note 1, is as follows:

Results of Operations

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(In thousands)

Operating revenues	$ -	$ 65,696
Cost of energy	-	44,698

Gross margin	-	20,998
Operating expenses	4,194	10,011
Depreciation and amortization	-	-

Operating income (loss)	(4,194)	10,987
Other income (deductions)	-	292
Interest charges	-	(962)
Gain on disposal	(278)	101,090

Segment earnings (loss) before income taxes	(4,472)	111,407
Income taxes (benefit)	(1,861)	38,166

Segment earnings (loss)	$ (2,611)	$ 73,241

(15)	Variable Interest Entities

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

On April 18, 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Belen, New Mexico. Valencia became operational on May 30, 2008. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. The term of the PPA is for 20 years beginning June 1, 2008, with the full output of the plant estimated to be 145 MW. During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. PNM estimates that the plant will typically operate during peak periods of energy demand in summer. PNM is obligated to pay fixed O&M and capacity charges in addition to variable O&M charges under this PPA. For the three months and six months ended June 30, 2010, PNM paid $4.5 million and $9.0 million for fixed charges and $0.2 million and $0.3 million for variable charges. For the three months and six months ended June 30, 2009, PNM paid $4.6 million and $8.7 million for fixed charges and $0.1 million and $0.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets.

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

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Operating revenues	$ 4,725	$ 4,494	$ 9,227	$ 8,552
Operating expenses	(1,433)	(1,719)	(2,831)	(3,198)

Earnings attributable to non-controlling interest	$ 3,292	$ 2,775	$ 6,396	$ 5,354

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Position

	June 30, 2010	December 31, 2009
	(In thousands)

Current assets	$ 4,494	$ 3,981
Net property, plant and equipment	85,032	86,349

Total assets	89,526	90,330
Current liabilities	790	971

Owners’ equity – non-controlling interest	$ 88,736	$ 89,359

Changes in Owner’s Equity – Non-controlling Interest
	Six Months Ended June 30, 2010
	(In thousands)
Balance at beginning of period	$ 89,359
Earnings attributable to non-controlling interest	6,396
Net equity transactions with Valencia’s owner	(7,019)

Balance at end of period	$ 88,736

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. There are currently eight separate lease agreements with eight different trusts whose beneficial owners are five different institutional investors. PNM is not the legal or tax owner of the leased assets. The beneficial owners of the trusts possess all of the voting control and pecuniary interests in the trusts. PNM has an option to purchase the leased assets at appraised value at the end of the leases, but does not have a fixed price purchase option and does not provide residual value guarantees. PNM has options to renew the leases at fixed rates set forth in the leases for two years beyond the termination of the original lease terms. The option periods on certain leases may be further extended for up to an additional six years if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. Under GAAP, these renewal options are considered to be variable interests in the trusts and result in the trusts being considered variable interest entities. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes, aggregate $124.6 million over the remaining terms of the leases. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of June 30, 2010, PNM could have been required to pay the beneficial owners up to approximately $176.9 million, which would result in PNM taking ownership of the leased assets and termination of the leases. PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has no assets or liabilities recorded on its consolidated balance sheets related to the trusts other than the accrual of lease payments between the scheduled payment dates. For additional information regarding these leases, see Risk Factors, MD&A – Off Balance Sheet Arrangements, and Note 7 of the Notes to Consolidated Financial Statements in the Annual Reports on Form 10-K.

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

  As discussed in Note 9 of the Notes to Consolidated Financial Statements in the Annual Reports on Form 10-K, PNM has a PPA covering the entire output of Delta, which is a variable interest under GAAP. This arrangement was entered into prior to December 31, 2003 and PNM has been unsuccessful in obtaining the information necessary to determine if it is the primary beneficiary of the entity that owns Delta, or to consolidate that entity if it were determined that PNM is the primary beneficiary. Accordingly, PNM is unable to make those determinations and, as provided in GAAP, continues to account for this PPA as an operating lease. PNM makes fixed and variable payments to Delta under the PPA. PNM also controls the dispatch of the generating plant, which impacts the variable payments made under the PPA and impacts the economic performance of the entity that owns Delta. During the three months and six months ended June 30, 2010, PNM incurred fixed payments of $1.7 million and $3.0 million and variable payments of less than $0.1 million and $0.2 million under the PPA. During the three months and six months ended June 30, 2009, PNM incurred fixed payments of $1.4 million and $3.1 million and variable payments of $0.1 million and $0.1 million under the PPA. PNM’s only quantifiable obligation under the PPA is to make the fixed payments, which as of June 30, 2010, aggregated $60.1 million through the end of the PPA in 2020. PNM will also pay variable costs, which cannot be quantified since the amounts are based on how much the generating plant is in operation. PNM has no other obligations or commitments with respect to Delta.

(16)    Goodwill and Other Intangible Assets

      The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June 6, 2005 acquisition of TNP was recorded as goodwill and was pushed down to the businesses acquired. In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill, were transferred to PNM. Additionally, other intangible assets, the trade name “First Choice” and the First Choice customer list, were acquired in the TNP acquisition. The trade name is considered to have an indefinite useful life; therefore, no amortization is recorded. The useful life of the customer list was estimated to be approximately eight years.

      The Company evaluates its goodwill and non-amortizing intangible assets for impairment annually at the reporting unit level or more frequently if circumstances indicate that the goodwill or intangible assets may be impaired. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business, and determination of appropriate weighted average cost of capital for each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment for each reporting unit.

      For non-amortizing intangibles other than goodwill, the Company compares the fair value of the intangible asset to its recorded value. For goodwill, the first step of the impairment test requires that the Company compare the

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

fair value of each reporting unit with its carrying value, including goodwill. If as a result of this analysis, the Company concludes there is an indication of impairment in a reporting unit having goodwill, the Company is required to perform the second step of the impairment analysis, determining the amount of goodwill impairment to be recorded. The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount. This exercise would require the Company to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit. Any remaining fair value would be the implied fair value of goodwill on the testing date. To the extent the recorded amount of goodwill of a reporting unit exceeds the implied fair value determined in step two, an impairment loss would be reflected in results of operations.

      The annual evaluations performed as of April 1, 2010 and 2009 did not indicate impairments of any of PNMR’s reporting units or other intangible assets. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values.

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

PNM anticipates a trend toward increasing costs of providing electric service and a period of plant expansion, primarily from renewable energy sources under the renewable energy portfolio requirements established pursuant to New Mexico’s Renewable Energy Act and related regulations of the NMPRC. PNM also anticipates increases in costs related to renewals of rights-of-way on Native American lands, pension and benefits, and depreciation at SJGS. PNM will seek to recover these increased costs of providing service to regulated customers through future rate filings, which may occur more frequently than in the past. The impact that rate increases may have on customers’ usage and their ability to pay is unknown.

Senate Bill 477 (“SB 477”) was passed by the New Mexico legislature and became effective in June 2009. SB 477 is designed to promote more timely recovery of reasonable costs of providing utility service in two ways. First, SB 477 requires the NMPRC, when setting rates, to use the test period that best reflects the conditions the utility will experience when new rates are anticipated to go into effect. The NMPRC is required to give due consideration that a future test period may be the one that best meets this requirement. A future test period is defined as a twelve month period beginning no later than the date a proposed rate change is expected to take effect. Traditionally, the NMPRC has used a historical test period, adjusted for known and measurable changes occurring within five to six months after the end of the test period, which reflects costs that could be up to two years old at the time new rates become effective. It is possible that NMPRC staff or intervenors could argue that continued use of a historical test period, adjusted for known and measurable changes, best meets the requirement. Second, SB 477 requires the NMPRC to include construction work in progress in rate base, without an offset for allowance for funds used during construction, for environmental improvement projects and generation and transmission projects for which a certificate of public convenience and necessity has been issued. This provision will allow utilities to collect costs as projects are being built rather than waiting until they are finished to include them in rate base, so long as the projects will be in service no later than two years after the filing date of the rate case.

PNM filed a general rate case application with the NMPRC on June 1, 2010 for rate increases for all PNM retail customers to be effective April 1, 2011. The application proposed separate rate increases for those customers served by PNM (“PNM North”) prior to its acquisition of TNMP and for the customers formerly served by TNMP (“PNM South”). The proposed total increase of $165.2 million represents a 22% increase for PNM North and 20% increase for PNM South. The filed revenue requirements are based on a future test period ending December 31, 2011. If the NMPRC grants the entire relief requested, PNM proposes to implement the increase in two steps. Phase 1 would become effective April 1, 2011 (PNM North: $111.1 million; 16%, PNM South: $8.7 million; 14%), and Phase 2 would become effective January 1, 2012 (PNM North: $41.7 million; 6%, PNM South: $3.6 million; 6%). PNM also proposed to implement a fuel and purchase power adjustment clause for PNM South. This is the first rate case filing in New Mexico proposing a future test year consistent with the recently enacted SB 477. On July 27, 2010, the NMPRC issued an order that determined PNM’s rate filing was incomplete, ordered PNM to supplement its rate application, directed that the suspension period not begin to run until PNM’s rate application was made complete, and extended the suspension period by one month. However, PNM believes the order is erroneous both in its assessment of the completeness of PNM’s filing and in its application of the governing legal standards. On August 5, 2010, PNM supplemented its rate case application in conformance with the NMPRC’s order and also on August 5, 2010 made a filing in the New Mexico Supreme Court requesting the Court to vacate the NMPRC’s July 27, 2010 order and for other equitable relief. See Note 10. PNM is unable to predict the outcome of this case.

The use of a future test year should help PNM to mitigate the adverse effects of regulatory lag, which is inherent when using a historical test year, by focusing on what costs are likely to be when new rates go into effect rather than what they were in the past. The mitigation of the adverse effects of regulatory lag should result in PNM’s earnings more closely approximating the rate of return allowed by the NMPRC. PNMR believes that achieving earnings that approximate its allowed rate of return is an important factor in attracting equity investors, as well as being considered by credit rating agencies and financial analysts. PNM currently expects it will access the credit and capital markets in order to finance at least a portion of the anticipated construction expenditures discussed in Capital Requirements under Liquidity and Capital Resources below. To the extent such financing includes the issuance of debt securities that are rated below investment grade, the debt would carry a higher interest rate than if the securities were investment grade. Those higher interest costs would then be included in requests for rate relief, placing additional upward pressure on rates charged to customers.

As with any forward looking financial information, utilizing a future test year in a rate filing presents challenges that are inherent in the forecasting process. PNM is required to forecast both operating and capital expenditures that necessitates reliance on many assumptions concerning future conditions. Among others, these would include assumptions about future economic conditions in PNM’s service territory, levels of employment, load growth and conservation, weather, usage patterns of customers, availability and technology regarding renewable energy sources, interest rates and other financing costs, access to capital markets, inflation, and impacts of regulatory actions. In the rate making process, PNM’s assumptions are subject to challenge by regulators and intervenors who may assert different interpretations or assumptions.

PNM also anticipates filing a rate case with FERC in the fourth quarter of 2010 for its firm transmission customers. The magnitude of the rate increase is currently unknown and PNM cannot predict the amount FERC will approve.

TNMP

TNMP’s financial health is also highly dependent on continued favorable regulatory treatment. In August 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues, which was subsequently amended to request an additional revenue increase of $15.7 million. In June 2009, TNMP and the other parties in the rate case reached a unanimous settlement resolving all issues in the rate case and permitting TNMP to increase its rates by $12.7 million annually. This increase reflects interest and other costs associated with debt refinancing in March 2009 and the settlement adjusts the interest rate TNMP is allowed to collect on its CTC to reflect those costs. The rate increase includes recovery of Hurricane Ike restoration costs plus carrying costs over five years. The settlement was approved by the PUCT in August 2009 and allows TNMP to update its transmission rates annually to reflect changes in its invested capital. TNMP filed a request to update its rates under this provision in March 2010, increasing annual revenues by $5.5 million, which was approved by the PUCT on May 14, 2010. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. TNMP has filed a request with PUCT to approve TNMP’s proposed advanced meter deployment and to collect $158 million in costs over 12 years, including recovery of capital expenditures incurred through 2015 of $70.6 million, for that program. See Note 10. TNMP anticipates filing for its next general rate case in the third quarter of 2010.

Environmental Sustainability

The Company’s focus on the electric businesses also includes environmental sustainability efforts. These efforts include environmental upgrades, improving energy efficiency, expanding the renewable energy portfolio of generation resources, and proactively addressing climate change. In early 2009, PNM completed environmental upgrades to each of the four units at SJGS. PNM’s share of the costs of these upgrades, which reduced the levels of particulate matter, NOX, SO2, and mercury emissions, amounted to $161 million. As described in Note 10, PNM is subject to the renewable portfolio standard established by New Mexico’s Renewable Energy Act and related regulations issued by the NMPRC, which require utilities to achieve certain levels of energy sales from renewable sources within its generation mix, including wind, solar, distributed generation, and other sources. PNM is actively engaged in activities to meet the NMPRC standard. PNM has also established various programs to promote energy efficiency, subject to the approval of the NMPRC. The Company monitors initiatives regarding legislation or regulation regarding climate change, including GHG, and participates in organizations and forums concerning climate change. The Company has expressed support for the Waxman-Markey bill and is generally supportive of a federal program that includes an economy-wide system of limitations on GHG that would include a cap and trade provision and a system of allowances and offsets designed to mitigate rate increases to utility customers. The Company is exploring various methods to mitigate its GHG in anticipation of climate change legislation or regulation, including increasing energy efficiency programs and increased reliance on renewable energy resources. See Climate Change Issues under Other Issues Facing the Company below for additional discussion of climate change matters. All of these efforts involve costs that the Company believes should be recoverable through rates charged to customers to the extent the costs are attributable to regulated operations. However, recovery of these costs is subject to the approval of regulators and will cause upward pressure on rates.

First Choice

As a REP, First Choice operates in the highly competitive Texas retail market, which experienced extreme price volatility and transmission congestion in 2008. ERCOT controls the transmission of power in the areas that First Choice supplies. ERCOT historically has operated through a series of geographic zones, which has led to congestion of the transmission system when large volumes of power were being transmitted between zones. Congestion tends to drive prices up in the spot market. These anomalies negatively impacted the margins realized from end use customers. These conditions were exacerbated by the impacts of Hurricane Ike and depressed economic conditions resulting in very high levels of customer turnover and levels of uncollectible accounts significantly higher than historical experience. ERCOT has made changes in its control protocols and is scheduled to change from the zonal system to a nodal system in December 2010, both of which should reduce congestion and price volatility. During 2009 and early 2010, the Texas retail market was more stable and First Choice does not anticipate the levels of extreme congestion and price volatility will reoccur in the near future. In addition, both power and natural gas prices decreased significantly, resulting in a substantial increase in margins realized by First Choice. These factors and increased focus on growing commercial accounts, customer credit standards, and improved customer service have improved results of operations at First Choice. The above factors have also contributed to a significant reduction in the level of bad debt expense, which has improved results of operations. First Choice expects market conditions to continue to be a key factor for the business and believes margins will return to more historic levels during 2010.

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

Optim Energy

PNMR’s 50 percent ownership of Optim Energy allows it to participate in the operation of Optim Energy’s assets and business and the formulation of Optim Energy’s business strategy. Optim Energy owns electric generating assets in one of the nation’s growing power markets. In 2009, Optim Energy was affected by continuing adverse market conditions, primarily low natural gas and power prices, and changed its near-term focus. Optim Energy is currently focused on utilizing cash flow from operations to reduce debt and optimizing its current generation assets as a stand-alone independent power producer. The goal is to position Optim Energy to optimize its performance under current market conditions with the expectation of being able to take advantage of any economic recovery in the power and gas markets over the next several years. The markets for power and natural gas are currently depressed. Optim is unable to predict what prices will be in the future or what impact prices will have on Optim’s results of operations.

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

RESULTS OF OPERATIONS

Executive Summary

A summary of net earnings (loss) attributable to PNMR is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(In millions, except earnings per share)
Earnings from continuing operations	$ 22.9	$ 0.5	$ 22.4	$ 14.4	$ 14.2	$ 0.2
Earnings (loss) from discontinued operations, net of income taxes	-	(2.6)	2.6	-	73.2	(73.2)

Net earnings (loss)	$ 22.9	$ (2.1)	$ 25.0	$ 14.4	$ 87.5	$ (73.0)

Average common and common equivalent shares outstanding	91.8	91.5	0.3	91.7	91.5	0.2
Earnings from continuing operations per diluted share	$ 0.25	$ 0.01	$ 0.24	$ 0.16	$ 0.16	$ -
Net earnings (loss) per diluted share	$ 0.25	$ (0.02)	$ 0.27	$ 0.16	$ 0.96	$ (0.80)

The components of the change in earnings from continuing operations attributable to PNMR are:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(In millions)
PNM Electric	$ 16.9	$ 26.2
TNMP Electric	2.3	2.6
First Choice	0.6	(13.9)
Corporate and Other	0.5	(13.4)
Optim Energy	2.1	(1.3)

Net change	$ 22.4	$ 0.2

Detailed information regarding the changes in earnings from continuing operations is included in the segment information below. The after-tax changes for the three months ended June 30, 2010 relate primarily to charges in 2009 for a $16.1 million regulatory disallowance related to prior sales of SO2 emission allowances and $7.6 million associated with an increase in legal reserve at PNM Electric. The after-tax changes for the six months ended June 30, 2010 also reflect losses on unrealized economic hedges at First Choice, which decreased earnings by $12.0 million in 2010 compared with gains of $3.6 million in 2009. In addition, gains at Corporate and Other in 2009 relating to a $9.1 million fee received upon termination of the proposed CRHC acquisition and $4.5 million on the re-acquisition of $157.4 million of PNMR’s 9.25% senior unsecured notes were partially offset by a $5.1 million gain at PNM for a settlement of the Republic Savings Bank litigation in 2010.

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

PNM Electric

The table below summarizes operating results for PNM Electric:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(In millions)
Total electric operating revenues	$243.1	$226.5	$16.6	$473.6	$458.5	$15.1
Cost of energy	79.6	91.1	(11.5)	166.1	192.7	(26.6)

Gross margin	163.4	135.4	28.1	307.5	265.8	41.7
Operating expenses	107.1	122.9	(15.8)	215.9	220.4	(4.5)
Depreciation and amortization	22.9	22.9	-	45.8	45.4	0.4

Operating income (loss)	33.4	(10.4)	43.8	45.8	-	45.8
Other income (deductions)	3.1	17.5	(14.5)	19.2	18.6	0.6
Interest charges	(18.4)	(17.4)	(1.0)	(36.5)	(34.6)	(1.9)

Earnings (loss) before income taxes	18.1	(10.3)	28.4	28.6	(16.0)	44.6
Income (taxes) benefit	(5.9)	5.1	(11.0)	(8.8)	8.5	(17.3)
Valencia non-controlling interest	(3.3)	(2.8)	(0.5)	(6.4)	(5.4)	(1.0)
Preferred stock dividend requirements	(0.1)	(0.1)	-	(0.3)	(0.3)	-

Segment earnings (loss)	$8.8	$(8.1)	$16.9	$13.1	$(13.1)	$26.2

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2010/2009 Change
	Three Months Ended June 30,			Six Months Ended June 30,
	Total Revenues	Cost of Energy	Gross Margin	Total Revenues	Cost of Energy	Gross Margin
	(In millions)
Retail rate increases	$ 15.4	$ 6.6	$ 8.8	$ 26.0	$ 13.2	$ 12.8
Retail load, fuel and transmission	(0.5)	(8.2)	7.7	(4.5)	(17.3)	12.8
Unregulated margins	1.3	(14.4)	15.7	(1.9)	(21.1)	19.2
Net unrealized economic hedges	0.4	4.7	(4.3)	(4.5)	(0.7)	(3.8)
Consolidation of Valencia PPA	-	(0.2)	0.2	-	(0.7)	0.7

Total increase (decrease)	$ 16.6	$(11.5)	$ 28.1	$15.1	$(26.6)	$ 41.7

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(In millions, except customers)
Residential	$79.2	$69.8	$9.4	$163.6	$143.6	$20.0
Commercial	91.7	82.7	9.0	164.6	152.6	12.0
Industrial	20.7	19.0	1.7	41.0	38.0	3.0
Public authority	5.0	4.8	0.2	9.4	9.2	0.2
Other retail	3.0	3.7	(0.7)	4.9	6.7	(1.8)
Transmission	9.1	7.4	1.7	18.9	15.1	3.8
Firm requirements wholesale	6.9	6.1	0.8	15.1	13.6	1.5
Other sales for resale	28.6	34.9	(6.3)	59.2	78.4	(19.2)
Mark-to-market activity	(1.1)	(1.9)	0.8	(3.1)	1.3	(4.4)

	$243.1	$226.5	$16.6	$473.6	$458.5	$15.1

Average retail customers (thousands)	501.3	498.7	2.6	501.1	498.3	2.8

The following table shows PNM Electric GWh sales by customer class:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(Gigawatt hours)
Residential	744.3	727.2	17.1	1,602.8	1,522.9	79.9
Commercial	1,024.6	976.1	48.5	1,905.8	1,831.7	74.1
Industrial	363.9	362.3	1.6	713.7	717.6	(3.9)
Public authority	63.6	64.7	(1.1)	117.8	116.4	1.4
Firm requirements wholesale	163.1	156.3	6.8	340.3	340.0	0.3
Other sales for resale	544.2	1,172.0	(627.8)	1,085.4	2,232.1	(1,146.7)

	2,903.7	3,458.6	(554.9)	5,765.8	6,760.7	(994.9)

The results of operations of PNM Electric are primarily driven by the rate making decisions and other actions of the NMPRC. In 2010, margins improved due to the implementation of new rates in PNM’s 2008 Electric Rate Case. Beginning April 1, 2010, PNM implemented the second phase of a $77.1 million non-fuel base rate increase, for retail customers except those formerly served by TNMP. The first phase or 65% of the $77.1 million was implemented on July 1, 2009.

Increases in retail loads, driven by warmer weather in the second quarter and an increase in average customers, as well as increases in transmission revenues from new transmission contracts, increased revenues and margins. Decreases to revenues were driven by lower off-system sales volumes due to lower available excess generation from baseload facilities due to outages and increased loads. These reductions in revenues, along with reductions in generation fuel costs due to outages and an increase in economy purchases volumes and pricing are offset through the FPPAC for retail customers, except those customers formerly served by TNMP and certain wholesale customers.

The revenues and costs associated with Luna, Lordsburg, and the Valencia PPA were included in unregulated margins prior to May 2009, when the costs of those plants, net of off-system sales, began being recovered through the regulatory process. Improvements in unregulated margins relate to a pre-tax charge recorded to unregulated revenues in 2009 of $12.6 million associated with an increase in legal reserves. See Note 9. In 2009, unregulated margins were negatively impacted due to the fixed demand charges associated with the Valencia PPA, which were not being recovered in retail rates prior to July 1, 2009.

PNM Electric analyzes results associated with the Valencia PPA as costs of energy. Under GAAP, the Valencia PPA is consolidated, which results in costs being reflected as operating expenses and non-controlling interest that would have been included in cost of energy if the Valencia PPA was not consolidated.

Operating expenses in 2010 decreased due to a $26.6 million regulatory disallowance recorded in the second quarter 2009, primarily related to prior sales of SO2 emission allowances. Planned outage and maintenance costs incurred at SJGS in the second quarter 2010, higher medical and pension plan costs, and increases in allocated corporate costs partially offset the decrease in operating expenses. For the six months ended June 30, 2010, planned outage costs at Four Corners and increased outage and maintenance costs incurred at SJGS due to unplanned repairs on San Juan Unit 2 further increased operating expenses.

Increases in depreciation and amortization expense due to higher utility plant and amortization of certain regulatory assets are offset by lower depreciation expense on PVNGS and Reeves Station due to extension of their useful lives.

In the second quarter of 2010, other income decreased due to interest income recorded in 2009 related to uncertain income tax positions associated with changes in book to tax differences on capitalized overheads. Realized losses in the second quarter of 2010 associated with the NDT assets further reduced other income. For the six months ended June 30, 2010, a pre-tax $8.5 million gain from the Republic Savings Bank litigation increased other income. See Note 9.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change

	(In millions)
Total electric operating revenues	$ 52.6	$ 46.8	$ 5.8	$100.7	$ 88.0	$ 12.7
Cost of energy	9.1	8.7	0.4	18.1	17.3	0.8

Gross margin	43.5	38.1	5.4	82.6	70.8	11.9
Operating expenses	19.0	18.8	0.2	37.8	36.7	1.1
Depreciation and amortization	10.0	8.9	1.1	20.1	17.5	2.6

Operating income	14.4	10.4	4.0	24.7	16.5	8.2
Other income (deductions)	0.3	0.5	(0.2)	0.6	0.9	(0.3)
Interest charges	(8.0)	(7.9)	(0.1)	(15.8)	(12.0)	(3.8)

Earnings before income taxes	6.8	3.0	3.8	9.5	5.4	4.1
Income (taxes)	(2.7)	(1.2)	(1.5)	(3.7)	(2.2)	(1.5)

Segment earnings	$ 4.1	$ 1.8	$ 2.3	$ 5.8	$ 3.2	$ 2.6

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2010/2009 Change
	Three Months Ended June 30,			Six Months Ended June 30,
	Total Revenues	Cost of Energy	Gross Margin	Total Revenues	Cost of Energy	Gross Margin
	(In millions)
Rate increases	$ 2.2	$ -	$ 2.2	$ 3.4	$ -	$ 3.4
Customer usage/load	0.5	-	0.5	3.7	-	3.7
Other	3.1	0.4	2.7	5.6	0.8	4.8

Total increase	$ 5.8	$ 0.4	$ 5.4	$12.7	$ 0.8	$ 11.9

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(In millions, except customers)
Residential	$ 20.1	$ 17.3	$ 2.8	$ 39.0	$ 31.7	$ 7.3
Commercial	19.7	19.2	0.5	37.2	35.2	2.0
Industrial	3.1	3.2	(0.1)	6.0	6.1	(0.1)
Other	9.7	7.1	2.6	18.5	15.0	3.5

	$ 52.6	$ 46.8	$5.8	$100.7	$ 88.0	$ 12.7

Average customers (thousands) (1)	229.4	228.5	0.9	229.0	228.3	0.7

(1)

Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. The average customers reported above include 76,768 and 87,538 customers of TNMP Electric for the three months ended June 30, 2010 and 2009, and 77,981 and 88,716 for the six months ended June 30, 2010 and 2009, who have chosen First Choice as their REP. These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(Gigawatt hours(1))
Residential	643.7	617.9	25.8	1,255.2	1,127.8	127.4
Commercial	588.5	584.4	4.1	1,064.9	1,044.8	20.1
Industrial	577.0	529.6	47.4	1,093.8	953.7	140.1
Other	25.8	26.2	(0.4)	50.6	52.0	(1.4)

	1,835.0	1,758.1	76.9	3,464.5	3,178.3	286.2

(1)

The GWh sales reported above include 246.9 and 281.0 GWhs for the three months ended June 30, 2010 and 2009, and 496.4 and 529.4 GWhs for the six months ended June 30, 2010 and 2009 used by customers of TNMP Electric, who have chosen First Choice as their REP. These GWhs are also included below in the First Choice segment.

Implementation of new base rates on September 1, 2009 and the May 14, 2010 increase in TNMP’s annual transmission rates of $5.5 million to reflect changes in invested capital through December 31, 2009 increased revenues and margins. For the six months ended June 30, 2010, increased retail load driven by cooler temperatures in the first quarter of 2010 also increased revenues and margins. Increases in revenues associated with Hurricane Ike recovery and energy efficiency programs are partially offset with increases in expenses discussed below.

In the second quarter 2010, energy efficiency program costs, lower capitalized administrative and general costs due to lower capital expenditures, increased corporate allocation costs, and higher street rental taxes increased operating expenses. These costs were partially offset by a $0.7 million write-off in 2009 associated with Hurricane Ike costs. For the six months ended June 30, 2010, higher self insurance premiums and losses further increased operating expenses.

Depreciation and amortization increased related to the amortization of Hurricane Ike restoration costs and higher depreciation costs due to increases in transmission plant, which are covered in rates as discussed above.

For the six months ended June 30, 2010, interest charges increased primarily due to higher interest rates on long-term debt issued in March 2009. The higher cost of debt is reflected in the rate increase discussed above.

PNM Gas

The table below summarizes the 2009 operating results for PNM Gas, which is classified as discontinued operations in the Condensed Consolidated Statements of Earnings (Loss):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(In millions)
Total revenues	$ -	$ 65.7
Cost of energy	-	44.7

Gross margin	-	21.0
Operating expenses	4.2	10.0
Depreciation and amortization	-	-

Operating income (loss)	(4.2)	11.0
Other income (deductions)	-	0.3
Interest charges	-	(1.0)
Gain on disposal	(0.3)	101.1

Earnings (loss) before income taxes	(4.5)	111.4
Income (taxes) benefit	1.9	(38.2)

Segment earnings (loss)	$ (2.6)	$ 73.2

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

As a result of the sale, the above table reflects operations from the PNM Gas business from January 1 through January 30, 2009. Milder weather combined with lower usage-per customer reduced overall sales volumes in 2009. A pre-tax gain of $101.1 million, which reflects the retroactive adjustment discussed in Note 1, was recognized on the sale of the PNM Gas business. There is nothing reported as discontinued operations in 2010.

First Choice

The table below summarizes the operating results for First Choice:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(In millions)
Total electric operating revenues	$ 119.9	$ 138.0	$ (18.1)	$ 234.3	$ 260.1	$ (25.8)
Cost of energy	72.1	85.6	(13.5)	177.1	166.0	11.1

Gross margin	47.8	52.3	(4.5)	57.2	94.1	(36.9)
Operating expenses	21.3	26.1	(4.8)	41.7	55.4	(13.7)
Depreciation and amortization	0.2	0.5	(0.3)	0.5	1.0	(0.5)

Operating income	26.3	25.8	0.5	15.0	37.7	(22.7)
Other income (deductions)	(0.1)	(0.1)	-	(0.1)	-	(0.1)
Interest charges	(0.4)	(0.8)	0.4	(0.7)	(1.8)	1.1

Earnings before income taxes	25.9	24.9	1.0	14.2	35.9	(21.7)
Income (taxes)	(9.3)	(9.0)	(0.3)	(5.1)	(12.9)	7.8

Segment earnings	$ 16.6	$ 16.0	$ 0.6	$ 9.1	$ 23.0	$ (13.9)

The following table summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2010/2009 Change
	Three Months Ended June 30,			Six Months Ended June 30,
	Total Revenues	Cost of Energy	Gross Margin	Total Revenues	Cost of Energy	Gross Margin
	(In millions)
Weather	$ 0.3	$ 0.2	$ 0.1	$ 11.4	$ 7.2	$ 4.2
Customer growth/usage	(8.9)	(6.1)	(2.8)	(15.1)	(10.8)	(4.3)
Retail margins	(9.3)	(3.5)	(5.7)	(22.0)	(9.4)	(12.6)
Trading margins	(0.2)	-	(0.2)	(0.1)	-	(0.1)
Unrealized economic hedges	-	(4.1)	4.1	-	24.1	(24.1)

Total increase (decrease)	$ (18.1)	$ (13.5)	$ (4.5)	$ (25.8)	$ 11.1	$ (36.9)

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(In millions, except customers)
Residential	$ 75.3	$ 92.8	$ (17.5)	$ 150.0	$ 168.7	$ (18.7)
Mass-market	4.1	6.4	(2.3)	8.4	14.7	(6.3)
Mid-market	36.4	33.7	2.7	67.3	65.8	1.5
Trading gains (losses)	(0.1)	0.1	(0.2)	(0.1)	-	(0.1)
Other	4.2	5.0	(0.8)	8.7	10.9	(2.2)

	$ 119.9	$ 138.0	$ (18.1)	$ 234.3	$ 260.1	$ (25.8)

Actual customers (thousands) (1,2)	216.1	243.3	(27.2)	216.1	243.3	(27.2)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)

Due to the competitive nature of First Choice’s business, actual customer counts are presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

The following table shows First Choice GWh electric sales by customer class:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(Gigawatt hours) (1)
Residential	549.3	644.1	(94.8)	1,099.4	1,145.9	(46.5)
Mass-market	24.9	37.3	(12.4)	51.4	79.3	(27.9)
Mid-market	321.2	273.8	47.4	572.4	522.5	49.9
Other	1.4	2.9	(1.5)	3.5	5.3	(1.8)

	896.8	958.1	(61.3)	1,726.7	1,753.0	(26.3)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

During 2010, favorable weather resulted in an increase to segment earnings. Decreases in the number of customers, MWh sales, and average revenue rates compared to 2009 resulted in decreased margins for both the second quarter and year-to-date 2010.

First Choice manages its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margins. Accordingly, First Choice has forward energy contracts in place to cover the future load requirements for most of its fixed price sales contracts. Gains or losses on unrealized economic hedges represent changes in unrealized fair value estimates related to these forward energy contracts. Changes in the fair value of supply contracts that are not designated or are not eligible for hedge or normal purchase/sales accounting are marked to market through current period earnings as required by GAAP. During the first quarter of 2010, market energy prices decreased significantly, which resulted in GAAP losses on certain of First Choice’s forward supply contracts. First Choice is not required to mark the related fixed price sales contracts to market, which would likely show offsetting gains as market energy prices decrease. Year-to-date losses on unrealized economic hedges decreased segment earnings by $18.5 million in 2010 compared with gains of $5.6 million in 2009. These mark-to-market losses are not necessarily indicative of the amounts that will be realized upon settlement or the retail margin First Choice will realize.

The allowance for uncollectible accounts and related bad debt expense is based on collections and write-off experience. In late 2008 and early 2009, the customer default rates experienced were significantly above historic levels due to overall economic conditions, higher average final bills, and an increase in customer churn. Recently, lower customer departures, lower default rates and significantly lower average final bills attributable to lower sales prices have reduced bad debts. As a result, bad debt expense decreased, which increased segment earnings by $12.4 million year-to-date and $3.9 million in the second quarter of 2010 compared to 2009. This reduction can be partially attributed to several initiatives undertaken by management to reduce bad debt expense. These initiatives include efforts to reduce the default rate experienced for customers switching to another REP and increased focus on identifying new customer prospects that are more likely to demonstrate desired payment behavior. First Choice is focusing its marketing efforts on commercial customers and customers with established payment patterns. First Choice has also increased the credit score required to become a customer and expanded the circumstances where customers are required to provide advance deposits to obtain service, or both. In addition, possible regulatory changes are under discussion with the PUCT that would impede a customer’s ability to switch REPs until past due balances are paid.

First Choice had lower customer acquisition expenses and support service costs for both the second quarter and year-to-date 2010 compared 2009.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(In millions)
Total electric operating revenues	$ (9.7)	$(10.2)	$ 0.5	$(19.4)	$(19.7)	$ 0.3
Cost of energy	(9.6)	(10.2)	0.6	(19.2)	(19.5)	0.3

Gross margin	(0.1)	-	(0.1)	(0.2)	(0.2)	-
Operating expenses	(3.8)	(3.8)	-	(7.1)	(9.9)	2.8
Depreciation and amortization	4.2	4.6	(0.4)	8.3	9.2	(0.9)

Operating income (loss)	(0.5)	(0.9)	0.4	(1.4)	0.5	(1.9)
Equity in net earnings (loss) of Optim Energy	(3.9)	(7.4)	3.5	(8.2)	(6.0)	(2.2)
Other income (deductions)	(1.6)	(1.4)	(0.2)	(2.8)	18.8	(21.6)
Net interest charges	(5.0)	(5.7)	0.7	(10.2)	(12.4)	2.2

Earnings (loss) before income taxes	(10.9)	(15.3)	4.4	(22.7)	1.0	(23.7)
Income (taxes) benefit	4.4	6.2	(1.8)	9.1	0.1	9.0

Segment earnings (loss)	$ (6.6)	$ (9.2)	$ 2.6	$(13.5)	$ 1.1	$(14.6)

The Corporate and Other Segment includes consolidation eliminations of revenues and cost of energy between business segments, primarily related to TNMP’s sale of transmission and distribution services to First Choice. Corporate and Other also includes equity in Optim Energy’s results of operations, which are further explained below.

Other operating expenses increased in the three months and six months ended June 30, 2010 compared to 2009 primarily due to elimination of operating lease expense of $2.4 million per quarter paid by PNM to PNMR related to a portion of PVNGS Unit 2, which was transferred to PNM in July 2009. This amount is offset in PNM Electric. The increases are partially offset by a decrease in administrative and general expenses of $2.0 million in the second quarter.

Depreciation expense decreased in 2010 compared to 2009 related to a decrease in asset base, primarily resulting from the transfer of a portion of PVNGS Unit 2 to PNM in July 2009.

Other income and deductions decreased in 2010 compared to 2009 primarily due to a $15.0 million payment received upon termination of the CRHC acquisition agreement and a gain of $7.3 million on the re-acquisition of $157.4 million of PNMR’s 9.25% senior unsecured notes, both of which occurred in the first quarter of 2009.

Interest charges decreased in 2010 compared to 2009 primarily due to lower long-term borrowings due to the re-acquisition of $157.4 million of PNMR’s 9.25% senior unsecured notes, which occurred in February 2009.

Optim Energy

The table below summarizes the operating results for Optim Energy:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(In millions)
Operating revenues	$ 86.9	$ 58.1	$ 28.8	$ 192.5	$ 136.5	$ 56.0
Cost of energy	61.2	42.7	18.5	138.5	87.8	50.7

Gross margin	25.7	15.4	10.3	53.9	48.7	5.2
Operating expenses	14.6	19.0	(4.4)	34.1	38.9	(4.8)
Depreciation and amortization	12.9	7.4	5.5	24.9	15.1	9.8

Operating income (loss)	(1.8)	(11.0)	9.2	(5.1)	(5.3)	0.2
Other income (deductions)	-	(0.1)	0.1	0.1	(0.1)	0.2
Interest charges	(4.7)	(3.0)	(1.7)	(9.3)	(5.5)	(3.8)

Earnings (loss) before income taxes	(6.4)	(14.2)	7.8	(14.4)	(10.9)	(3.5)
Income (tax) benefit on margin	-	0.1	(0.1)	(0.1)	(0.1)	-

Net earnings (loss)	$ (6.5)	$ (14.1)	$ 7.6	$ (14.4)	$ (11.0)	$ (3.4)

50 percent of net earnings (loss)	$ (3.2)	$ (7.1)	$ 3.9	$ (7.2)	$ (5.5)	$ (1.7)
Plus amortization of basis difference in Optim Energy	(0.6)	(0.3)	(0.3)	(1.0)	(0.5)	(0.5)

PNMR equity in net earnings (loss) of Optim Energy	$ (3.9)	$ (7.4)	$ 3.5	$ (8.2)	$ (6.0)	$ (2.2)

In 2009, Optim Energy was affected by continuing adverse market conditions, primarily low natural gas and power prices, and changed its near-term focus. Optim Energy’s current strategy and near-term focus is on utilizing cash flow from operations to reduce debt and optimizing its generation assets as a stand-alone independent power producer. The goal is to position Optim Energy to optimize its performance in the current market with expectation of being able to take advantage of any economic recovery in the power and gas market over the next several years. Optim’s results of operations are primarily determined by the prices at which its power is sold and it procures fuel, principally natural gas, to generate power. Additionally, power prices in the ERCOT market are directly correlated to natural gas prices. The markets for power and natural gas are currently depressed. Optim is unable to predict what prices will be in the future or what impact prices will have on Optim’s results of operations.

Optim Energy’s management evaluates the results of operations on an ongoing earnings before interest, income taxes, depreciation, amortization, mark-to-market, and certain other items (“Ongoing EBITDA”) basis. Altura (Twin Oaks), Altura Cogen, and Cedar Bayou 4 generating stations comprise Optim Energy’s core business. Revenue related to power sales and purchases is included net in operating revenues. Costs related to fuel purchases and sales are recorded net in cost of sales.

Commercial optimization of generation, increased wind generation in Texas, and well-positioned assets resulted in an increase in ancillary revenues of $3.2 million and $7.4 million for the three and six months ended June 30, 2010 compared to 2009. This increase was partially offset by a decrease in sales of excess emission allowances of $1.6 million for the six months ended June 30, 2010 compared to 2009. For the three months ended June 30, 2010, sales of emission allowances increased by $0.2 million. Lower realized power and steam prices combined with increased fuel expense reduced earnings $6.6 million and $12.3 million in the three months and six months ended June 30, 2010. Operating expense reductions decreased costs $2.0 million and $4.6 million in the three months and six months ended June 30, 2010.

Ongoing EBITDA excludes purchase accounting amortization included in gross margin related to out of market contracts and emission allowances that were recorded at the acquisition of Altura and Altura

Cogen. Amortization related to out of market contracts decreased total operating revenues by $4.2 million and $8.2 million for the three months and six months ended June 30, 2010 and $3.2 million and $6.3 million for the three months and six months ended June 30, 2009. Amortization for out of market contracts will continue through the expiration of each contract, which is 2010 for Altura and 2021 for Altura Cogen. In addition, cost of energy includes amortization related to emission allowances acquired in the acquisitions of $1.3 million and $2.6 million for the three months and six months ended June 30, 2010 and $1.1 million and $2.4 million for the three months and six months ended June 30, 2009. The amortizations for emission allowances are recorded as the allowances are used in plant operations, sold or expire.

Ongoing EBITDA excludes interest expense and depreciation. Construction of Cedar Bayou 4 was completed in June 2009. Optim Energy capitalized interest of $1.5 million and $2.9 million in the three months and six months ended June 30, 2009 related to this development, resulting in a 2010 increase in interest expense. Depreciation of Cedar Bayou 4 began after completion and amounted to $3.5 million and $5.4 million in the three months and six months ended June 30, 2010. Other asset additions in 2009 and shortened asset lives resulted in the additional depreciation increases.

Optim Energy has a hedging program the level of which varies at any given time depending on current market conditions and other factors. Economic hedges that do not qualify, or are not designated, as cash flow hedges or normal purchases/sales are derivative instruments that are required to be marked to market. Ongoing EBITDA for the three months ended June 30, 2010 and 2009 excludes forward mark-to-market losses of $1.3 million and $15.8 million. Ongoing EBITDA for the six months ended June 30, 2010 and 2009 excludes forward mark-to-market gains of $3.0 million and the losses of $6.4 million.

LCC is Optim Energy’s counterparty in several agreements for power and steam sales. In addition, LCC leases Optim Energy the land for the Altura Cogen facility and provides other services, including water, to that facility. On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The pre-petition amount due from LCC is immaterial and was fully reserved as of December 31, 2008. LCC has continued to perform under the existing contracts since the filing. LCC’s bankruptcy plan was confirmed by the bankruptcy court on April 23, 2010. LCC has filed documents with the bankruptcy court indicating its intent to assume its contracts with Altura Cogen. As part of this process, LCC is required to cure pre-petition defaults under its contracts with Altura Cogen and in the three months and six months ended June 30, 2010, Optim Energy reversed the $1.0 million that had been reserved previously. At present, Altura Cogen and LCC are negotiating the terms of a stipulation to formalize the cure of these defaults.

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

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended June 30, 2010 compared to 2009 are summarized as follows:

	Six Months Ended June 30,
	2010	2009	Change
	(In millions)
Net cash flows from:
Operating activities	$ 76.2	$ (34.4)	$ 110.6
Investing activities	(138.6)	509.8	(648.4)
Financing activities	66.9	(590.0)	656.9

Net change in cash and cash equivalents	$ 4.5	$ (114.6)	$ 119.1

The change in PNMR’s cash flows from operating activities reflects net refunds of income taxes of $63.4 million in 2010, including the settlement of issues related to changes in book to tax differences on capitalized overheads, compared to net payments of $49.0 million in 2009, primarily related to the sale of PNM Gas. Improved results of operations at PNM and TNMP in 2010, primarily due to the impact of rate increases also contributed to the change. In 2010, the operating results of First Choice were negatively impacted by $18.5 million of mark-to-market losses on derivative contracts, which do not impact cash flows from operations. Cash flows from operating activities were negatively impacted by increased collateral required to be posted by PNM and First Choice in 2010.

The changes in cash flows from investing activities relate primarily to the proceeds from the sale of PNM Gas in 2009. An increase in utility plant additions of $4.3 million in 2010 was primarily due to increased payments for rights-of-way renewals. In addition, PNMR made equity contributions of $16.4 million to Optim Energy in the first six months of 2010.

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

Financing Activities

See Note 7 for information concerning the Company’s financing activities during the six months ended June 30, 2010, including the refinancing of $403.8 million of PCRBs in June 2010. The Company has from time to time refinanced or repurchased portions of its outstanding debt. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future. Additional information on the Company’s financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock. PNMR’s Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock. The main focus of PNMR’s current construction program is upgrading generation resources, constructing renewable energy resources to be owned by PNM, upgrading and expanding the electric transmission and distribution systems, and purchasing nuclear fuel. Projections, including amounts expended through June 30, 2010, for total capital requirements for 2010 are $326.4 million, including construction expenditures of $280.2 million. Total capital requirements for the years 2010-2014 are projected to be $1,800.2 million, including construction expenditures of $1,568.9 million. These amounts do not include forecasted construction expenditures of Optim Energy. These estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. TNMP has requested PUCT approval to undertake a project to install an advanced metering system for customers it serves. This would require an investment through 2015 of $70.6 million, of which $57.9 million is included in the above numbers. TNMP will not commit to this project before the method of recovery of the investment is authorized by the PUCT. During the first six months of 2010, the Company utilized its liquidity arrangements, to meet its capital requirements, including construction expenditures.

In April 2010, PNMR and ECJV each made an equity contribution to Optim Energy of $15.0 million in cash. PNMR and ECJV also agreed to make additional cash contributions during 2010 that would aggregate approximately $5.0 million from each owner of which each had contributed $2.6 million as of July 29, 2010. Optim Energy used the equity contributions to reduce amounts outstanding under its bank financing arrangement and will also use the additional contributions to reduce debt. If Optim Energy undertakes additional projects, which require funds that would exceed the capacity of its current credit facility and Optim Energy is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV and no assurance can be given that such funding will be available to Optim Energy. PNMR is unable to predict if additional funding will be required or, if required, the amount or timing of additional funds that would be provided to Optim Energy.

Liquidity

PNMR’s liquidity arrangements include the PNMR Facility and the PNM Facility both of which primarily expire in 2012 and the TNMP Revolving Credit Facility, which expires in April 2011. These facilities provide short-term borrowing capacity and also allow letters of credit to be issued, which reduce the available capacity under the facilities. These credit facilities will need to be renegotiated or replaced prior to their expirations in order to provide sufficient liquidity to finance operations and construction expenditures. The availability of such credit facilities, including their amounts for borrowing thereunder and their terms and conditions, will depend on the credit markets at that time, as well as the Company’s credit ratings and operating results. Both PNMR and PNM also have lines of credit with local financial institutions. As of July 29, 2010, the Company had short-term debt outstanding of $296.0 million at an average interest rate of 1.19%.

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

The Company’s ability, if required, to access the credit and capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals and conditions in the financial markets. The credit ratings for PNMR, PNM, and TNMP are set forth under the heading Liquidity in the MD&A contained in the 2009 Annual Reports on Form 10-K. On March 9, 2010, Moody’s revised its outlook to stable from negative for PNMR, PNM, and TNMP. In addition, Moody’s upgraded the senior secured obligations of TNMP to Baa1 from Baa2. All other credit ratings remain unchanged.

A summary of liquidity arrangements as of July 29, 2010 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
		(In millions)
Financing Capacity:
Revolving credit facility	$568.0	$400.0	$75.0	$1,043.0
Local lines of credit	5.0	5.0	-	10.0

Total financing capacity	$573.0	$405.0	$75.0	$1,053.0

Amounts outstanding as of July 29, 2010:
Revolving credit facility	$99.0	$197.0	$-	$296.0
Local lines of credit	-	-	-	-

Total short-term debt outstanding	99.0	197.0	-	296.0

Letters of credit	69.0	9.7	0.3	79.0

Total short–term debt and letters of credit	$168.0	$206.7	$0.3	$375.0

Remaining availability as of July 29, 2010	$405.0	$198.3	$74.7	$678.0

Invested cash as of July 29, 2010	$20.1	$5.6	$-	$25.7

The above table excludes intercompany debt. The remaining availability under the revolving credit facilities varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures. LBB was a lender under the PNMR Facility and the PNM Facility. LBH, the parent of LBB, has filed for bankruptcy protection. Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility. In March 2010, the PNMR Facility was amended to remove LBB as a lender and reduce the total capacity under the PNMR Facility from $600.0 million to $568.0 million. In addition to the reduction in the PNMR Facility related to LBB, the PNMR Facility and the PNM Facility will reduce by $26.0 million and $14.0 million in August 2010 and an additional $25.0 million and $18.0 million in August 2011 according to their terms. The Company does not believe amending the PNMR Facility to remove LBB or the scheduled reduction in the facilities will have a significant impact on PNMR’s and PNM’s liquidity.

For offerings of debt securities registered with the SEC, PNMR has an effective shelf registration statement expiring in April 2011. This shelf registration statement has unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations. PNMR can offer new shares of PNMR common stock through the PNM Resources Direct Plan under a separate SEC shelf registration statement that expires in August 2012. In April 2008, PNM filed a new shelf registration statement for the issuance of up to $750.0 million of senior unsecured notes that expires in April 2011. As of July 29, 2010, PNM had $600.0 million of remaining unissued securities registered under this and a prior shelf registration statement.

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

Off-Balance Sheet Arrangements

PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and the entire output of Delta, a gas-fired generating plant. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. See MD&A – Off-Balance Sheet Arrangements and Note 7 of Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K.

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

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include operating lease obligations as debt.

	June 30, 2010	December 31, 2009
PNMR
PNMR common stockholders’ equity	49.5%	49.6%
Convertible preferred stock	3.0%	3.0%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	47.2%	47.1%

Total capitalization	100.0%	100.0%

PNM
PNM common stockholder’s equity	52.0%	51.9%
Preferred stock	0.5%	0.5%
Long-term debt	47.5%	47.6%

Total capitalization	100.0%	100.0%

TNMP
Common stockholder’s equity	59.5%	59.3%
Long-term debt	40.5%	40.7%

Total capitalization	100.0%	100.0%

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

PNM has several programs underway to mitigate its GHG, and thereby to reduce its climate change risk. See Note 10. On January 25, 2010, PNM filed with the NMPRC its revised renewable procurement plan that, if approved, will result in up to 80 MWs of new solar generation on PNM’s system by the end of 2013. On July 1, 2010, PNM filed a new renewable energy plan for 2011. In 2008, PNM filed requests for approval to implement additional electric energy efficiency and load management programs with the NMPRC, which approved the programs in May 2009. Over the next 19 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 15,000 GWh of electricity, which will avoid at least 1.8 million metric tons of CO2 based upon projected emissions from PNM’s system-wide portfolio with and without these programs. These estimates are subject to change given that it is difficult to accurately estimate avoidance because of the many variables that impact it, including changes in demand for electricity.

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

In December 2009, the EPA released its final endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (carbon dioxide, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. The finding does not by itself impose any requirements on producers of GHG, but the finding does set the groundwork for the EPA to regulate GHG from new and existing stationary sources such as power plants and for new motor vehicles. The EPA proposed several rules regulating GHG in anticipation of the final endangerment finding. In September 2009, the EPA proposed GHG motor vehicle standards. The final standards were issued on April 1, 2010. Although promulgation of the motor vehicle standards triggers the applicability of PSD and operating permit (“Title V”) requirements for stationary sources that emit GHG, the EPA concluded, in its reconsideration of when GHG regulation under the PSD program will commence, that PSD program requirements will apply to GHG upon the date the motor vehicle standards actually take effect. EPA stated those standards will take effect when the 2012 model year begins which is no earlier than January 2, 2011. The reconsideration did not specify which sources would be regulated in January 2011. This same date applies to operating permits. On May 13, 2010, the EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule. The purpose of the rule is to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. As expected, the rule focuses on the largest sources of GHG, including fossil-fueled electric generating units. The final rule establishes three major phases for regulating GHG.

Phase 1 starts January 2, 2011 and addresses only those new or modified sources that emit 75,000 tons per year or more of GHGs and are currently subject to the PSD and Title V operating permit programs due to the amount of other regulated emissions. All of PNM’s existing generating plants are subject to the PSD and Title V programs because of the magnitude of non-GHG. Any modification at these facilities resulting in an increase of greater than or equal to 75,000 tons per year of GHG – a margin of 0.6 percent of SJGS’s 2009 emissions – would trigger PSD permitting requirements, including a BACT analysis for GHG.

Phase 2 starts July 1, 2011 and addresses any large source of GHG that was not previously subject to the PSD and Title V regulatory programs. Phase 3, effective in July 2013, will phase in smaller GHG sources.

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

On November 5, 2009, the Senate Environment and Public Works Committee reported the Clean Energy Jobs and American Power Act (“S. 1733”) out of committee. While the bill is broadly similar to the climate change framework in the Waxman-Markey Bill, there are significant differences, including a more aggressive GHG reduction target for 2020. It appears unlikely that S. 1733 has the bipartisan support required to pass the Senate. Consequently, since November 2009, Senator Kerry (D, MA), an original cosponsor of S. 1733, Senator Graham (R, SC) and Senator Lieberman (I, CN) have been working together to develop climate change legislation that could attract the bipartisan support necessary for enactment. In May 2010, Senators Kerry and Lieberman released a draft comprehensive climate bill, but Senator Graham declined to support the bill.

It is unclear whether or when legislation will be passed.

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

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an integrated resource plan to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis. The integrated resource plan is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of PNM’s customers. The NMPRC issued an order in June 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their integrated resource plans using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year. Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs in 2010 and thereafter. Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances. PNM is required, however, to use these prices for purposes of its integrated resource plan, and the prices may not reflect the costs that it ultimately will incur. PNM’s integrated resource plan filed with the NMPRC in September 2008 showed that incorporation of the NMPRC required carbon emissions costs did not significantly change the dispatch of existing facilities or the resource decisions regarding future facilities over the next 20 years. Much higher GHG costs than assumed in the NMPRC analysis are necessary to impact the dispatch of existing resources or future resource decisions. The primary consequence of GHG costs was an increase to generation portfolio costs. The public involvement phase of PNM’s next integrated resource plan began in July 2010.

In December 2008, New Energy Economy (“NEE”), a non-profit environmental advocacy organization, petitioned the New Mexico Environmental Improvement Board (“EIB”) to amend existing regulations and adopt new regulations that would reduce GHG from sources regulated by the State of New Mexico. The EIB ordered legal briefs to be filed on the issue of the EIB’s authority to regulate GHG. After review of the briefs and a hearing in April 2009, the EIB decided it does have authority to regulate GHG. On January 13, 2010, PNM along with a diverse group of New Mexico businesses, legislators, and agriculture interests filed a lawsuit in state court requesting a preliminary and permanent injunction enjoining the EIB from conducting further proceedings on the NEE petition based on a challenge of the EIB’s authority to regulate GHG as proposed in the NEE petition. On April 13, 2010, the state court granted the preliminary injunction requested in the lawsuit, prohibiting the EIB from conducting further proceedings on the NEE petition pending a final ruling on the question of the EIB’s authority to regulate GHG. The New Mexico Supreme Court vacated the injunction on June 7, 2010. The Supreme Court’s decision should not be interpreted as an indication of the legal merits of the challenge. In fact, the Court specifically stated that its decision did not include consideration of the substantive legal issues in the lawsuit regarding EIB’s authority to regulate GHG, but rather focused on the question of whether it is appropriate for a court to intervene in a rulemaking proceeding within the executive branch of state government. On June 21, the EIB established the calendar for resuming the hearing on this petition. On July 16, 2010 PNM filed testimony showing that adopting the petition will impose a cost on electricity customers in New Mexico without effectively reducing GHG. The potential cost increase is capped by the NEE’s petition at approximately $8 million per year. The hearing on this petition is scheduled to begin on August 16, 2010. It is expected the EIB will rule on the petition before the end of the year. If the rule is adopted, PNM will seek to recover in rates any increased costs due to this proposed rule.

Seven western states, including New Mexico, and three Canadian provinces have entered into an accord, called the Western Regional Climate Action Initiative (the “WCI”), to reduce GHG from automobiles and certain industries, including utilities. The WCI released design recommendations for elements of a regional cap and trade program in September 2008, and has created several subcommittees to develop detailed implementation recommendations. The subcommittees are slated to complete their work in 2010. Under the WCI recommendations, GHG from the electricity sector and fossil fuel consumption of the industrial and commercial sectors would be capped at then current levels and subject to regulation starting in 2012. Over time, producers will be required to reduce their GHG. Implementation of the design elements for GHG reductions would fall to each state and province. In New Mexico, the Company believes this would require new legislation and rulemaking.

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

In January 2010, a similar bill was introduced in the New Mexico House of Representatives that would have allowed EIB to adopt rules for implementing particular portions of WCI, including rules of early reduction allowances, offset allowances and mandatory reporting of GHG for persons importing electricity or heating or transportation fuels. The bill was tabled in committee where it died. In March 2010, the NMED announced a process that will result in NMED requesting that the EIB adopt rules required to implement a WCI cap and trade program. On July 16, 2010, NMED filed its testimony in support of its proposed cap-and-trade rule. PNM is evaluating NMED’s filing and the proposal’s potential impacts on the cost of PNM’s operations. PNM will file testimony by August 16, 2010 responding to the NMED’s proposal. A hearing is scheduled to begin on September 16, 2010 and the EIB is expected to rule before the end of the year.

Impact of International Accords, Indirect Consequences, and Physical Impacts

Approximately 82.8% of PNM’s owned and leased generating capacity consists of coal or gas-fired generation that produces GHG, all of which is located within the United States. The Company does not anticipate any direct impact from any near term international accords. All of Optim Energy’s owned generation produces GHG and is located within the United States. Based on current forecasts, the Company does not expect its output of GHG to increase significantly in the near-term. Many factors affect the amount of GHG, including plant performance. For example, if PVNGS experienced prolonged outages, it may require PNM to utilize other power supply resources such as gas-fired generation, which could increase GHG. Because of the Company’s dependence on fossil-fueled generation, any legislation that imposes a limit or cost on GHG will impact the cost at which electricity is produced. While PNM expects to be entitled to recover that cost through rates, the timing and outcome of proceedings for cost recovery is uncertain. In addition, to the extent that any additional costs are recovered through rates, customers may reduce their demand, relocate facilities to other areas with lower energy costs, or take other actions that ultimately will adversely impact the Company.

Given the geographic location of its facilities and customers, the Company generally has not been exposed to the extreme weather events and other physical impacts commonly attributed to climate change, with the possible exception of drought conditions periodically, and physical changes are generally not expected to be of material consequence in the near-term. Drought conditions in northwestern New Mexico could impact the availability of water for cooling coal plants. Water shortage sharing agreements have been in place since 2003, although no shortage has been declared due to sufficient snow pack in the San Juan Basin. PNM also has a supplemental water contract in place with the Jicarilla Tribe to help address any water shortages from primary sources. The contract expires December 31, 2016.

Financial Reform Legislation

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is intended to improve regulation of financial markets, was signed into law. The Company is currently evaluating this legislation and cannot predict the impact it may have on the Company’s financial condition, results of operations, or cash flows.

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

The Company’s critical accounting policies are disclosed in PNMR’s, PNM’s, and TNMP’s 2009 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk. As of June 30, 2010, there have been no significant changes with regard to the critical accounting policies except as set forth below.

Impairments

Tangible long-lived assets and amortizable intangible assets are evaluated for impairment when events and circumstances indicate that the assets might be impaired in accordance with GAAP. These potential impairment indicators include management’s assessment of fluctuating market conditions as a result of industry deregulation; planned and scheduled customer purchase commitments; future market penetration; fluctuating market prices resulting from factors including changing fuel costs and other economic conditions; weather patterns; and other market trends. The amount of impairment recognized, if any, is the difference between the fair value of the asset and the carrying value of the asset and would reduce both the asset and current period earnings. Variations in the assessment of potential impairment or in the assumptions used to calculate an impairment could result in different outcomes, which could lead to significant effects on the consolidated financial statements.

Goodwill and non-amortizable other intangible assets are evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Note 16 contains information on the impairment testing performed by the Company on goodwill and intangible assets. No impairments were indicated in the Company’s annual goodwill testing, which was performed as of April 1, 2010. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. The annual testing was based on certain critical estimates and assumptions. Changes in the estimates or the use of different assumptions could affect the determination of fair value and the conclusion of impairment for each reporting unit.

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

The other primary factor impacting the determination of the fair value of each reporting unit is the estimation of future cash flows. The Company considers budgets, long-term forecasts, historical trends and expected growth rates in order to estimate future cash flows. Any forecast contains a degree of uncertainty and modifications to these cash flows could significantly increase or decrease the fair value of a reporting unit. For the reporting units subject to rate-regulation, a fair recovery of and return on costs prudently incurred to serve customers is assumed. Should the regulators not allow recovery of certain costs or not allow these reporting units to earn a fair rate of return on invested capital, the fair value of the reporting units could decrease. For the unregulated reporting unit, assumptions regarding customer usage, pricing, retention and payment behavior, in addition to fluctuations in the cost of energy, significantly impact estimates of future cash flows. Negative impacts of changes in these assumptions would cause the fair value of this reporting unit to decrease.

The Company believes that the WACCs and cash flow projections utilized in the 2010 testing appropriately reflect the fair value of each reporting unit. Since any cash flow projection contains uncertainty, the Company adjusted the WACCs used to reflect that uncertainty. The Company does not believe that there are indications of goodwill impairment in any of its reporting units, but this analysis is highly subjective. As of the impairment testing for April 1, 2010, the fair value of the PNM reporting unit, which had goodwill of $51.6 million, exceeded its carrying value by 8.0% and the fair value of the TNMP reporting unit, which had goodwill of $226.7 million, exceeded its carrying value by 5.3%. The fair value of the First Choice reporting unit, which had goodwill of $43.0 million, exceeded its carrying value by more than ten percent. Due to the subjectivity and sensitivities of the assumptions and estimates underlying the impairment analysis, there can be no assurance that future analyses, which will be based on the appropriate assumptions and estimates at that time, will not result in impairments.

PNMR also has an investment in Optim Energy, which is accounted for using the equity method. Optim Energy’s operating assets consist of two gas-fired electric generating plants and one coal-fired generating plant. Optim’s results of operations are primarily determined by the prices at which its power is sold and it procures fuel, principally natural gas, to generate power. Additionally, power prices in the ERCOT market are directly correlated to natural gas prices. The markets for power and natural gas are currently depressed. The low levels of gas and power prices are indicators of possible impairment of PNMR’s investment in Optim Energy. Accordingly, PNMR performed an impairment test of its investment in Optim Energy using a discounted cash flow methodology. This analysis utilized the power and gas forward price curve information, which provides projections for five years, combined with management of Optim Energy’s fundamental view of its business for periods after the end of the price curves. This analysis indicated that PNMR’s proportionate share of the fair value of Optim Energy exceeded its carrying value. The impairment analysis for Optim Energy requires the same assumptions, judgments, and estimations described above and there can be no assurance that future analyses, which will be based on the appropriate assumptions and estimates at that time, will not result in impairments.

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

•

The ability of PNM to successfully utilize a future test year in its rate filing with the NMPRC, including PNM’s ability to accurately forecast operating and capital expenditures and withstand challenges by regulators and intervenors,

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

•	The risk that replacement power costs incurred by PNM related to not meeting the specified capacity factor for its generating units under its Emergency FPPAC will not be approved by the NMPRC,

•	The risk that PNM may not be able to renew rights-of-way on Native American lands or that the costs of rights-of-way are not allowed to be recovered through rates charged to customers,

•	The effectiveness of risk management and commodity risk transactions,

•	Seasonality and other changes in supply and demand in the market for electric power,

•	The impact of mandatory energy efficiency measures on customer energy usage,

•	Variability of wholesale power prices and natural gas prices,

•	Volatility and liquidity in the wholesale power markets and the natural gas markets,

•	Uncertainty regarding the ongoing validity of government programs for emission allowances,

•	Changes in the competitive environment in the electric industry,

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

The following table details the changes in PNMR’s net asset or liability balance sheet position for mark-to-market energy transactions other than designated cash flow hedges:

	Trading	Economic Hedges	Total
Six Months Ended June 30, 2010	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$1,239	$2,217	$3,456

Amount realized on contracts delivered during period	(594)	7,111	6,517
Changes in fair value	(33)	(31,236)	(31,269)

Net change recorded as mark-to-market	(627)	(24,125)	(24,752)

Unearned/prepaid option premiums	-	1,086	1,086
Settlement of de-designated cash flow hedges	-	1,246	1,246

Net fair value at end of period	$612	$(19,576)	$(18,964)

Six Months Ended June 30, 2009
Sources of fair value gain (loss):
Net fair value at beginning of period	$2,556	$(5,422)	$(2,866)

Amount realized on contracts delivered during period	(1,488)	9,881	8,393
Changes in fair value	95	(6,181)	(6,086)

Net change recorded as mark-to-market	(1,393)	3,700	2,307

Unearned/prepaid option premiums	-	(422)	(422)

Net fair value at end of period	$1,163	$(2,144)	$(981)

The following table provides the maturity of PNMR’s net assets (liabilities) other than cash flow hedges, giving an indication of when these mark-to-market amounts will settle and generate (use) cash. The following values were determined using broker quotes and option models:

Fair Value of Mark-to-Market Instruments at June 30, 2010

	Less than 1 year	1-3 Years	4+ Years	Total
		(In thousands)
Trading
Prices actively quoted	$2,664	$-	$-	$2,664
Prices provided by other external sources	(2,052)	-	-	(2,052)
Prices based on models and other valuations	-	-	-	-

	612	-	-	612

Economic hedges
Prices actively quoted	(9,533)	(4,265)	-	(13,798)
Prices provided by other external sources	(2,237)	(2,780)	(483)	(5,500)
Prices based on models and other valuations	(330)	52	-	(278)

	(12,100)	(6,993)	(483)	(19,576)

Total	$(11,488)	$(6,993)	$(483)	$(18,964)

The fair value of PNMR’s commodity derivative instruments designated as cash flow hedging instruments decreased $6.1 million and $7.5 million for the six months ended June 30, 2010 and June 30, 2009.

Risk Management Activities

PNM measures the market risk of its long-term contracts and wholesale activities using a VaR calculation to measure the impact of price movements. The VaR calculation reports the potential market loss for the respective transactions. This calculation is based on the transaction’s fair market value on the reporting date. Accordingly, the VaR calculation is not a measure of the potential accounting mark-to-market loss. PNM utilizes a Monte Carlo VaR simulation model, which produces randomly simulated mark-to-market values, by simulating prices, based upon historical volatilities and correlations. The quantitative model, however, is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of the calculated amounts if changes in commodity prices exceed the confidence level of the model used. The VaR methodology employs the following critical parameters: historical volatility estimates; market values of all contractual commitments; appropriate market-oriented holding periods; and seasonally adjusted and cross-commodity correlation estimates. The VaR calculation considers PNM’s forward positions, if any. PNM uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. The confidence level established is 95%. For example, if VaR is calculated at $10.0 million, it is estimated that in 950 out of 1,000 market simulations the pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

PNM measures VaR for all transactions that are not directly asset-related and have economic risk. PNM did not have any non-asset backed transactions for the six months ended June 30, 2010. For the six months ended June 30, 2009, the average, high, and low VaR amount for these transactions was less than $0.1 million. The total VaR amount for these transactions at June 30, 2009 was less than $0.1 million.

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

For the six months ended June 30, 2010, the average GEaR amount was $3.4 million, with high and low GEaR amounts for the period of $5.4 million and $1.5 million. The total GEaR amount at June 30, 2010 was $3.7 million. For the six months ended June 30, 2009, the average GEaR amount for these transactions was $6.1 million, with high and low GEaR amounts for the period of $11.4 million and $2.2 million. The total GEaR amount for these transactions at June 30, 2009 was $4.3 million.

First Choice utilizes a short-term VaR measure to manage its market risk. The VaR limit is based on the same total portfolio approach as the GEaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a holding period, which through June 30, 2010 was ten days. This holding period was considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market. The calculation utilizes the same Monte Carlo simulation approach described above at a 95% confidence level. The VaR amount for these transactions was $0.8 million at June 30, 2010. For the six months ended June 30, 2010, the high, low and average VaR amounts were $2.3 million, $0.4 million and $1.3 million. The VaR amount for these transactions was $0.8 million at June 30, 2009. For the six months ended June 30, 2009, the high, low and average VaR amounts were $2.0 million, $0.2 million and $0.9 million. In July 2010, First Choice modified the method of calculating VaR to consider First Choice’s positions over the life of the total portfolio and that is intended to capture the effects of changes in market prices over a three day holding period. These changes are considered appropriate given the nature of First Choice’s supply portfolio and the developing ERCOT market.

The Company’s risk measures are regularly monitored by the Company’s RMC. The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures. VaR or GEaR limits were not exceeded during the six months ended June 30, 2010 or 2009.

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

The following table provides information related to PNMR’s credit exposure. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties.

Schedule of Credit Risk Exposure

June 30, 2010

Rating (a)	(b) Credit Risk Exposure	Number of Counter -parties >10%	Net Exposure of Counter- parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$29,547	2	$11,374
Non-investment grade	2,667	-	-
Internal ratings:
Investment grade	-	-	-
Non-investment grade	633	-	-

Total	$32,847		$11,374

(a)

The Rating included in “Investment Grade” is for counterparties with a minimum S&P rating of BBB- or Moody’s rating of Baa3. If the counterparty has provided a guarantee by a higher rated entity (e.g., its parent), determination is based on the rating of its guarantor. The category “Internal Ratings - Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(b)

The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than full requirements customers), forward sales and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by available credit collateral. Credit collateral includes advance payments, cash deposits, letters of credit, and parental guarantees received from counterparties. Amounts are presented before the application of such credit collateral instruments. At June 30, 2010, PNMR held advance payments of $14.2 million and credit collateral of $2.5 million to offset its credit exposure.

The following table provides an indication of the maturity of PNMR’s credit risk by credit ratings of the counterparties.

Maturity of Credit Risk Exposure

June 30, 2010

Rating	Less than 2 Years	2-5 Years	Greater than 5 Years	Total Exposure
	(In thousands)
External ratings:
Investment grade	$29,534	$ 13	$ -	$29,547
Non-investment grade	2,667	-	-	2,667
Internal ratings:
Investment grade	-	-	-	-
Non-investment grade	633	-	-	633

Total	$32,834	$ 13	$ -	$32,847

The Company provides for losses due to market and credit risk. Net credit risk for PNMR’s largest counterparty as of June 30, 2010 was $6.6 million.

Interest Rate Risk

PNMR has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of PNMR’s long-term debt is fixed-rate debt and does not expose PNMR’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by 3.28%, if interest rates were to decline by 50 basis points from their levels at June 30, 2010. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. As described in Note 7, TNMP has long-term debt of $50.0 million that bears interest at a variable rate. However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk. In addition, in January 2010, PNM entered into a floating-to-fixed interest rate swap with a notional amount of $100.0 million associated with PNM’s unsecured revolving credit facility. At July 29, 2010, PNMR has $296.0 million of consolidated short-term debt outstanding under its revolving credit facilities and local lines of credit, which allow for a maximum aggregate borrowing capacity of $1,053.0 million. These facilities bear interest at variable rates, which averaged 1.19% of July 29, 2010 borrowings, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The securities held by PNM in the NDT and in trusts for pension and other post-employment benefits had an estimated fair value of $539.7 million at June 30, 2010, of which 32.6% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2010, the decrease in the fair value of the fixed-rate securities would be 4.9%, or $8.6 million. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $62.6 million at June 30, 2010, of which 27.8% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2010, the decrease in the fair value of the fixed-rate securities would be 6.3%, or $1.1 million.

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

Equity Market Risk

The NDT and trusts established for PNM’s pension and post-employment benefits hold certain equity securities at June 30, 2010. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 53.8% of the securities held by the various PNM trusts as of June 30, 2010. PNM does not directly recover or earn a return through rates on any losses or gains on these equity securities. The trusts established for TNMP’s pension and post-employment benefits hold certain equity securities. These equity securities expose TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 51.8% of the securities held by the TNMP trusts as of June 30, 2010. There was a significant decline in the general price levels of marketable equity securities in late 2008 and in early 2009. The impacts of these declines were considered in the funding and expense valuations performed for 2009 and 2010 and resulted in reduced income or increased expense related to the pension plans being recorded and will require increased levels of funding beginning in 2010. See Note 8.

Alternatives Investment Risk

The Company has a target of investing 20% of its pension assets in the alternatives asset class, which amounted to 21.4% as of June 30, 2010. This includes real estate, private equity, and hedge funds. These investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value. The valuation of the alternative asset class has also been impacted by the significant decline in the general price levels of marketable equity securities.

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

Changes in internal controls

There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

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

Changes in internal controls

      There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

Changes in internal controls

      There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.

•	Regional Haze

•	Citizens Suit Under the Clean Air Act

•	Navajo Nation Environmental Issues

•	Four Corners Notice of Intent to Sue

•	Santa Fe Generating Station

•	Coal Combustion By-Products – Sierra Club Actions

•	Gila River Indian Reservation Superfund Site

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Western United States Wholesale Power Market

•	Begay v. PNM et al

•	PNM – Emergency FPPAC

•	PNM – 2010 Electric Rate Case

•	TNMP – Competitive Transition Charge True-Up Proceeding

•	TNMP – Interest Rate Compliance Tariff

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s 2009 Annual Reports on Form 10-K.

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

Note: As permitted by SEC rules, PNMR will file an amendment to its Quarterly Report on Form 10-Q that will contain unaudited condensed consolidated financial statements of PNMR included herein in eXtensible Business Reporting Language (“XBRL”) format no later than 30 days after the date of the filing of this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: August 9, 2010	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)