Form 10-Q
period 2010-09-30
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2010-11-03
CIK 22767, 81023, 1108426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

PNMR	YES ✓	NO
PNM	YES	NO
TNMP	YES	NO

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
PNMR	✓	__	__	__
PNM	__	__	✓	__
TNMP	__	__	✓	__

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   ✓

As of October 25, 2010, 86,673,174 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of October 25, 2010 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of October 25, 2010 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AG	New Mexico Attorney General
ALJ	Administrative Law Judge
Altura	Optim Energy Twin Oaks, LP
Altura Cogen	Optim Energy Altura Cogen, LLC (the CoGen Lyondell Power Generation Facility)
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
CCB	Coal Combustion Byproducts
CO2	Carbon Dioxide
Continental	Continental Energy Systems, L.L.C.
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Limited Partnership
DOE	Department of Energy
ECJV	ECJV Holdings, LLC
EIB	New Mexico Environment Improvement Board
EIP	Eastern Interconnection Project
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
First Choice	First Choice Power, L. P. and Subsidiaries, a subsidiary of TNP
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
KWh	Kilowatt Hour
LBB	Lehman Brothers Bank, FSB, a subsidiary of LBH
LBH	Lehman Brothers Holdings Inc.
LCC	Lyondell Chemical Company
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, the Navajo Nation Safe Drinking Water Act, and the Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
Ninth Circuit	United States Court of Appeals for the Ninth Circuit

NMGC	New Mexico Gas Company, a subsidiary of Continental
NMED	New Mexico Environment Department
NMPRC	New Mexico Public Regulation Commission
NOX	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
NRG Cedar Bayou	NRG Cedar Bayou Development Company, LLC
NSR	New Source Review
O&M	Operations and Maintenance
Optim Energy	Optim Energy, LLC, a limited liability company, owned 50% by each of PNMR and ECJV
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries, a subsidiary of PNMR
PNM Facility	PNM’s $400 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s $600 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PRP	Potential Responsible Party
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RMC	Risk Management Committee
SCE	Southern Cal Edison Company
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company, a subsidiary of BHP
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act
Term Loan Agreement	PNM’s $300 Million Unsecured Delayed Draw Term Loan Facility
TNMP	Texas-New Mexico Power Company and Subsidiaries, a subsidiary of TNP
TNMP Revolving Credit Facility	TNMP’s $75 Million Unsecured Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries, a subsidiary of PNMR
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
Valencia	Valencia Energy Facility
VaR	Value at Risk

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Electric Operating Revenues	$ 503,653	$ 477,727	$1,292,865	$ 1,264,701

Operating Expenses:
Cost of energy	215,169	199,648	557,238	556,149
Administrative and general	71,193	67,774	196,398	191,461
Energy production costs	42,306	40,130	148,002	135,821
Regulatory disallowances	-	-	-	27,286
Depreciation and amortization	38,980	38,050	113,634	111,067
Transmission and distribution costs	15,012	16,029	44,574	46,444
Taxes other than income taxes	15,585	14,560	43,456	40,156

Total operating expenses	398,245	376,191	1,103,302	1,108,384

Operating income	105,408	101,536	189,563	156,317

Other Income and Deductions:
Interest income	4,499	6,902	14,608	23,348
Gains on investments held by NDT	2,206	3,936	2,606	2,023
Other income	1,963	3,168	13,333	31,489
Equity in net earnings (loss) of Optim Energy	2,495	6,902	(5,714)	944
Other deductions	(3,848)	(2,325)	(8,861)	(6,957)

Net other income (deductions)	7,315	18,583	15,972	50,847

Interest Charges	31,317	30,535	94,488	91,301

Earnings before Income Taxes	81,406	89,584	111,047	115,863

Income Taxes	28,813	31,361	37,365	37,814

Earnings from Continuing Operations	52,593	58,223	73,682	78,049

Earnings (Loss) from Discontinued Operations, net of Income Taxes (Benefit) of $0, $(785), $0 and $37,381	-	(1,362)	-	71,880

Net Earnings	52,593	56,861	73,682	149,929

Earnings Attributable to Valencia Non-controlling Interest	(3,909)	(2,536)	(10,305)	(7,890)

Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)

Net Earnings Attributable to PNMR	$ 48,552	$ 54,193	$ 62,981	$ 141,643

Earnings from Continuing Operations Attributable to PNMR per Common Share:
Basic	$ 0.53	$ 0.61	$ 0.69	$ 0.76
Diluted	$ 0.53	$ 0.60	$ 0.69	$ 0.76
Net Earnings Attributable to PNMR per Common Share:
Basic	$ 0.53	$ 0.59	$ 0.69	$ 1.55
Diluted	$ 0.53	$ 0.59	$ 0.69	$ 1.55

Dividends Declared per Common Share	$ 0.125	$ 0.125	$ 0.375	$ 0.375

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$ 25,097	$ 14,641
Accounts receivable, net of allowance for uncollectible accounts of $13,279 and $12,783	134,797	106,593
Unbilled revenues	73,757	78,274
Other receivables	65,436	77,672
Materials, supplies, and fuel stock	53,187	50,631
Regulatory assets	31,826	7,476
Commodity derivative instruments	35,835	50,619
Income taxes receivable	15,864	129,171
Other current assets	109,785	63,128

Total current assets	545,584	578,205

Other Property and Investments:
Investment in PVNGS lessor notes	104,212	137,511
Equity investment in Optim Energy	199,693	195,666
Investments held by NDT	146,327	137,032
Other investments	21,157	25,528
Non-utility property, net of accumulated depreciation of $2,152 and $3,779	7,499	7,923

Total other property and investments	478,888	503,660

Utility Plant:
Plant in service and plant held for future use	4,778,761	4,693,530
Less accumulated depreciation and amortization	1,621,612	1,611,496

	3,157,149	3,082,034
Construction work in progress	156,061	181,078
Nuclear fuel, net of accumulated amortization of $26,902 and $19,456	78,073	69,337

Net utility plant	3,391,283	3,332,449

Deferred Charges and Other Assets:
Regulatory assets	516,563	524,136
Goodwill	321,310	321,310
Other intangible assets, net of accumulated amortization of $5,400 and $5,272	26,439	26,567
Commodity derivative instruments	7,875	2,413
Other deferred charges	92,867	71,181

Total deferred charges and other assets	965,054	945,607

	$ 5,380,809	$ 5,359,921

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$ 192,000	$ 198,000
Current installments of long-term debt	2,125	2,125
Accounts payable	102,052	111,432
Accrued interest and taxes	73,511	45,341
Regulatory liabilities	3,766	908
Commodity derivative instruments	50,930	24,025
Other current liabilities	113,298	181,442

Total current liabilities	537,682	563,273

Long-term Debt	1,565,687	1,565,206

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	550,481	531,166
Accumulated deferred investment tax credits	18,696	20,518
Regulatory liabilities	347,532	350,324
Asset retirement obligations	75,419	70,963
Accrued pension liability and postretirement benefit cost	264,598	281,923
Commodity derivative instruments	20,056	4,549
Other deferred credits	132,698	121,394

Total deferred credits and other liabilities	1,409,480	1,380,837

Total liabilities	3,512,849	3,509,316

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized: issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNMR Convertible Preferred Stock, Series A without mandatory redemption requirements (no stated value, 10,000,000 shares authorized: issued and outstanding 477,800 shares)	100,000	100,000

PNMR common stockholders’ equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued and outstanding 86,673,174 shares)	1,290,464	1,289,890
Accumulated other comprehensive income (loss), net of income taxes	(57,118)	(46,057)
Retained earnings	434,570	405,884

Total PNMR common stockholders’ equity	1,667,916	1,649,717

Non-controlling interest in Valencia	88,515	89,359

Total equity	1,856,431	1,839,076

	$ 5,380,809	$ 5,359,921

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$73,682	$ 149,929
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	138,013	131,247
PVNGS firm sales contract revenue	(43,535)	(42,485)
Bad debt expense	21,023	35,383
Deferred income taxes (benefit)	23,276	(49,823)
Equity in net (earnings) loss of Optim Energy	5,714	(944)
Net unrealized (gains) losses on derivatives	41,649	(7,225)
Realized (gains) on investments held by NDT	(2,606)	(2,023)
(Gain) on sale of PNM Gas	-	(99,299)
(Gain) loss on reacquired debt	466	(7,316)
Stock based compensation expense	2,525	1,844
Regulatory disallowances	-	27,286
Increase in legal reserve	-	26,200
Other, net	3,354	(824)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(44,710)	(61,513)
Materials, supplies, and fuel stock	(2,557)	486
Other current assets	(54,654)	29,899
Other assets	(4,781)	(2,114)
Accounts payable	(9,380)	(94,075)
Accrued interest and taxes	141,478	87,779
Other current liabilities	(47,201)	(19,703)
Other liabilities	(25,198)	(17,831)

Net cash flows from operating activities	216,558	84,878

Cash Flows From Investing Activities:
Utility plant additions	(181,340)	(200,006)
Proceeds from sales of investments held by NDT	57,098	88,858
Purchases of investments held by NDT	(59,395)	(90,921)
Proceeds from sale of PNM Gas	-	653,095
Transaction costs for sale of PNM Gas	-	(11,162)
Return of principal on PVNGS lessor notes	29,851	26,726
Investments in Optim Energy	(17,610)	-
Other, net	636	1,626

Net cash flows from investing activities	(170,760)	468,216

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(6,000)	(551,667)
Long-term borrowings	403,845	309,242
Repayment of long-term debt	(403,845)	(350,079)
Issuance of common stock	-	1,245
Proceeds from stock option exercise	1,117	-
Purchase of common stock to satisfy stock awards	(2,804)	(940)
Excess tax (shortfall) from stock-based payment arrangements	(264)	(692)
Dividends paid	(34,691)	(34,666)
Equity transactions with Valencia’s owner	(11,149)	(8,773)
Payments received on PVNGS firm-sales contracts	22,872	23,059
Debt issuance costs and other	(4,423)	(10,212)

Net cash flows from financing activities	(35,342)	(623,483)

Change in Cash and Cash Equivalents	10,456	(70,389)
Cash and Cash Equivalents at Beginning of Period	14,641	140,644

Cash and Cash Equivalents at End of Period	$ 25,097	$ 70,255

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$ 67,824	$ 64,143

Income taxes paid (refunded), net	$ (98,792)	$ 68,809

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PNMR COMMON STOCKHOLDERS’ EQUITY

(Unaudited)

			Accumulated		Total PNMR
	Common Stock		Other		Common
	Number of Shares	Aggregate Value	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
		(Dollars in thousands)

Balance at December 31, 2009	86,673,174	$1,289,890	$ (46,057)	$ 405,884	$1,649,717
Proceeds from stock option exercise	-	1,117	-	-	1,117
Purchase of common stock to satisfy stock awards	-	(2,804)	-	-	(2,804)
Excess tax (shortfall) from stock-based payment arrangements	-	(264)	-	-	(264)
Stock based compensation expense	-	2,525	-	-	2,525
Net earnings attributable to PNMR	-	-	-	62,981	62,981
Total other comprehensive income (loss)	-	-	(11,061)	-	(11,061)
Dividends declared on common stock	-	-	-	(34,295)	(34,295)

Balance at September 30, 2010	86,673,174	$1,290,464	$ (57,118)	$ 434,570	$1,667,916

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net Earnings	$ 52,593	$ 56,861	$ 73,682	$ 149,929

Other Comprehensive Income (Loss):

Unrealized Gains on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(4,270), $(3,201), $(4,212), and $(6,235)	6,516	4,885	6,428	9,514
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,145, $193, $2,475, and $506	(1,747)	(295)	(3,776)	(773)

Pension liability adjustment, net of income tax benefit of $0, $0, $147, and $42,487	-	-	(223)	(64,830)

Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(906), $2,025, $(4,765), and $(8,081)	1,267	(3,151)	6,906	10,947
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $5,319, $5,274, $13,546, and $15,929	(8,026)	(7,195)	(20,396)	(22,621)

Total Other Comprehensive Income (Loss)	(1,990)	(5,756)	(11,061)	(67,763)

Comprehensive Income	50,603	51,105	62,621	82,166

Comprehensive Income Attributable to Valencia Non-controlling Interest	(3,909)	(2,536)	(10,305)	(7,890)

Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)

Comprehensive Income Attributable to PNMR	$ 46,562	$ 48,437	$ 51,920	$ 73,880

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Electric Operating Revenues	$ 304,268	$ 275,025	$ 777,864	$ 733,521

Operating Expenses:
Cost of energy	98,030	97,231	264,102	289,888
Administrative and general	42,107	36,751	117,291	96,814
Energy production costs	42,306	40,764	148,000	141,230
Regulatory disallowances	-	-	-	26,615
Depreciation and amortization	23,111	23,455	68,887	68,808
Transmission and distribution costs	9,819	10,219	29,450	30,021
Taxes other than income taxes	8,220	7,653	23,612	21,149

Total operating expenses	223,593	216,073	651,342	674,525

Operating income	80,675	58,952	126,522	58,996

Other Income and Deductions:
Interest income	4,523	7,000	14,538	25,518
Gains on investments held by NDT	2,206	3,936	2,606	2,023
Other income	807	1,100	11,989	4,934
Other deductions	(1,111)	(937)	(3,526)	(2,799)

Net other income (deductions)	6,425	11,099	25,607	29,676

Interest Charges	18,011	16,821	54,473	51,419

Earnings before Income Taxes	69,089	53,230	97,656	37,253

Income Taxes	25,926	19,783	34,748	11,295

Earnings from Continuing Operations	43,163	33,447	62,908	25,958

Earnings (Loss) from Discontinued Operations, net of Income Taxes (Benefit) of $0, $(785), $0 and $37,381	-	(1,362)	-	71,880

Net Earnings	43,163	32,085	62,908	97,838

Earnings Attributable to Valencia Non-controlling Interest	(3,909)	(2,536)	(10,305)	(7,890)

Net Earnings Attributable to PNM	39,254	29,549	52,603	89,948

Preferred Stock Dividends Requirements	(132)	(132)	(396)	(396)

Net Earnings Available for PNM Common Stock	$ 39,122	$ 29,417	$ 52,207	$ 89,552

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$ 8,991	$ 1,373
Accounts receivable, net of allowance for uncollectible accounts of $1,483 and $1,483	78,791	70,515
Unbilled revenues	36,974	38,067
Other receivables	59,421	74,120
Affiliate receivables	8,519	33
Materials, supplies, and fuel stock	49,739	47,789
Regulatory assets	31,826	7,476
Commodity derivative instruments	11,100	24,498
Income taxes receivable	23,117	59,299
Other current assets	47,758	40,199

Total current assets	356,236	363,369

Other Property and Investments:
Investment in PVNGS lessor notes	104,212	137,511
Investments held by NDT	146,327	137,032
Other investments	6,305	7,473
Non-utility property	976	976

Total other property and investments	257,820	282,992

Utility Plant:
Plant in service and plant held for future use	3,747,827	3,677,974
Less accumulated depreciation and amortization	1,255,109	1,260,903

	2,492,718	2,417,071
Construction work in progress	136,328	159,793
Nuclear fuel, net of accumulated amortization of $26,902 and $19,456	78,073	69,337

Net utility plant	2,707,119	2,646,201

Deferred Charges and Other Assets:
Regulatory assets	371,553	375,131
Goodwill	51,632	51,632
Other deferred charges	68,469	55,841

Total deferred charges and other assets	491,654	482,604

	$ 3,812,829	$ 3,775,166

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$ 173,000	$ 118,000
Accounts payable	57,067	57,473
Affiliate payables	8,774	13,481
Accrued interest and taxes	41,208	24,124
Regulatory liabilities	3,766	908
Commodity derivative instruments	5,785	1,509
Other current liabilities	60,930	126,273

Total current liabilities	350,530	341,768

Long-term Debt	1,055,744	1,055,733

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	392,330	364,498
Accumulated deferred investment tax credits	18,696	20,518
Regulatory liabilities	305,108	316,215
Asset retirement obligations	74,500	70,099
Accrued pension liability and postretirement benefit cost	250,360	265,791
Commodity derivative instruments	2,368	556
Other deferred credits	95,911	90,425

Total deferred credits and liabilities	1,139,273	1,128,102

Total liabilities	2,545,547	2,525,603

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized: issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNM common stockholder’s equity
Common stock outstanding (no par value, 40,000,000 shares authorized: issued and outstanding 39,117,799 shares)	1,018,776	1,018,776
Accumulated other comprehensive income (loss), net of income taxes	(57,455)	(51,807)
Retained earnings	205,917	181,706

Total PNM common stockholder’s equity	1,167,238	1,148,675
Non-controlling interest in Valencia	88,515	89,359

Total equity	1,255,753	1,238,034

	$ 3,812,829	$ 3,775,166

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$ 62,908	$ 97,838
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	85,289	81,822
PVNGS firm sales contract revenue	(43,535)	(42,485)
Deferred income taxes (benefit)	33,934	(49,168)
Net unrealized (gains) losses on derivatives	7,157	(4,701)
Realized (gains) on investments held by NDT	(2,606)	(2,023)
(Gain) on sale of PNM Gas	-	(99,299)
Loss on reacquired debt	466	-
Regulatory disallowances	-	26,615
Increase in legal reserve	-	26,200
Other, net	6,063	1,116
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(8,938)	(23,810)
Materials, supplies, and fuel stock	(1,949)	612
Other current assets	(21,861)	21,988
Other assets	6,431	9,297
Accounts payable	(406)	(48,732)
Accrued interest and taxes	53,266	27,658
Other current liabilities	(51,652)	(32,936)
Other liabilities	(29,614)	(15,556)

Net cash flows from operating activities	94,953	(25,564)

Cash Flows From Investing Activities:
Utility plant additions	(150,087)	(194,599)
Proceeds from sales of NDT investments	57,098	88,858
Purchases of NDT investments	(59,395)	(90,921)
Proceeds from sale of PNM Gas	-	653,095
Transaction costs for sale of PNM Gas	-	(11,162)
Return of principal on PVNGS lessor notes	29,851	30,529
Other, net	1,165	1,273

Net cash flows from investing activities	(121,368)	477,073

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	55,000	(232,000)
Long-term borrowings	403,845	-
Repayment of long-term debt	(403,845)	(36,000)
Payments received on PVNGS firm-sales contracts	22,872	23,059
Equity contribution from parent	-	39,125
Equity transactions with Valencia’s owner	(11,149)	(8,773)
Dividends paid	(28,392)	(281,390)
Debt issuance costs and other	(4,298)	491

Net cash flows from financing activities	34,033	(495,488)

Change in Cash and Cash Equivalents	7,618	(43,979)
Cash and Cash Equivalents at Beginning of Period	1,373	46,621

Cash and Cash Equivalents at End of Period	$ 8,991	$ 2,642

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$ 43,298	$ 38,078

Income taxes paid (refunded), net	$ (35,189)	$ 90,734

Supplemental schedule of noncash investing and financing activities:
Utility plant purchased through assumption of long-term debt		$ 31,982

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PNM COMMON STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock		Accumulated Other		Total PNM Common
	Number of Shares	Aggregate Value	Comprehensive Income (Loss)	Retained Earnings	Stockholder’s Equity
		(Dollars in thousands)
Balance at December 31, 2009	39,117,799	$ 1,018,776	$ (51,807)	$ 181,706	$ 1,148,675
Net earnings attributable to PNM	-	-	-	52,603	52,603
Total other comprehensive income (loss)	-	-	(5,648)	-	(5,648)
Dividends on preferred stock	-	-	-	(396)	(396)
Dividends on common stock	-	-	-	(27,996)	(27,996)

Balance at September 30, 2010	39,117,799	$ 1,018,776	$ (57,455)	$ 205,917	$ 1,167,238

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net Earnings	$ 43,163	$ 32,085	$ 62,908	$ 97,838

Other Comprehensive Income (Loss):

Unrealized Gains on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(4,270), $(3,201), $(4,212), and $(6,235)	6,516	4,885	6,428	9,514
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $1,145, $193, $2,475, and $506	(1,747)	(295)	(3,776)	(773)

Pension liability adjustment, net of income tax benefit of $0, $0, $147, and $42,487	-	-	(223)	(64,830)

Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(674), $984, $(3,441), and $(5,957)	1,029	(1,501)	5,252	9,089
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $3,525, $4,487, $8,735, and $11,667	(5,379)	(6,849)	(13,329)	(17,802)

Total Other Comprehensive Income (Loss)	419	(3,760)	(5,648)	(64,802)

Comprehensive Income	43,582	28,325	57,260	33,036

Comprehensive Income Attributable to Valencia Non-controlling Interest	(3,909)	(2,536)	(10,305)	(7,890)

Comprehensive Income Attributable to PNM	$ 39,673	$ 25,789	$ 46,955	$ 25,146

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(In thousands)
Electric Operating Revenues:
Non-affiliates	$ 49,709	$ 43,354	$ 131,233	$ 111,917
Affiliate	11,495	12,311	30,717	31,792

Total electric operating revenues	61,204	55,665	161,950	143,709

Operating Expenses:
Cost of energy	9,276	8,749	27,383	26,038
Administrative and general	9,620	8,227	27,932	24,277
Regulatory disallowances	-	-	-	670
Depreciation and amortization	11,594	10,303	31,728	27,816
Transmission and distribution costs	5,192	5,809	15,121	16,419
Taxes other than income taxes	5,899	5,845	15,481	15,240

Total operating expenses	41,581	38,933	117,645	110,460

Operating income	19,623	16,732	44,305	33,249

Other Income and Deductions:
Interest income	-	-	1	9
Other income	96	1,513	769	2,424
Other deductions	(8)	(19)	(52)	(67)

Net other income (deductions)	88	1,494	718	2,366

Interest Charges	7,661	7,978	23,483	20,011

Earnings Before Income Taxes	12,050	10,248	21,540	15,604

Income Taxes	4,721	4,097	8,461	6,265

Net Earnings	$ 7,329	$ 6,151	$ 13,079	$ 9,339

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$ 96	$ 138
Accounts receivable	17,120	11,773
Unbilled revenues	5,552	7,239
Other receivables	1,592	579
Affiliate receivables	5,392	5,151
Materials and supplies	3,232	2,591
Income taxes receivable	-	10,762
Other current assets	1,416	1,062

Total current assets	34,400	39,295

Other Property and Investments:
Other investments	270	270
Non-utility property	2,242	2,111

Total other property and investments	2,512	2,381

Utility Plant:
Plant in service and plant held for future use	876,703	864,260
Less accumulated depreciation and amortization	300,504	292,608

	576,199	571,652
Construction work in progress	8,276	9,832

Net utility plant	584,475	581,484

Deferred Charges and Other Assets:
Regulatory assets	145,010	149,005
Goodwill	226,665	226,665
Other deferred charges	11,723	10,225

Total deferred charges and other assets	383,398	385,895

	$ 1,004,785	$ 1,009,055

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$ 3,700	$ 23,500
Accounts payable	4,989	6,243
Affiliate payables	2,044	2,281
Accrued interest and taxes	23,776	16,505
Other current liabilities	3,997	2,194

Total current liabilities	38,506	50,723

Long-term Debt	310,181	309,712

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	130,547	136,944
Regulatory liabilities	42,424	34,109
Asset retirement obligations	820	772
Accrued pension liability and postretirement benefit cost	14,237	16,132
Other deferred credits	10,770	8,872

Total deferred credits and other liabilities	198,798	196,829

Total liabilities	547,485	557,264

Commitments and Contingencies (See Note 9)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized: issued and outstanding 6,358 shares)	64	64
Paid-in-capital	437,437	443,187
Accumulated other comprehensive income (loss), net of income taxes	(1,894)	(74)
Retained earnings	21,693	8,614

Total common stockholder’s equity	457,300	451,791

	$ 1,004,785	$ 1,009,055

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$ 13,079	$ 9,339
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	34,748	32,123
Regulatory disallowances	-	670
Deferred income taxes (benefit)	(6,015)	(3,048)
Other, net	(939)	190
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(3,660)	(2,487)
Materials and supplies	(641)	(547)
Other current assets	(1,037)	(1,005)
Other assets	(3,147)	(3,966)
Accounts payable	(1,253)	(6,879)
Accrued interest and taxes	18,034	11,196
Other current liabilities	252	122
Other liabilities	(478)	(1,453)

Net cash flows from operating activities	48,943	34,255

Cash Flows From Investing Activities:
Utility plant additions	(23,311)	(34,995)

Net cash flows from investing activities	(23,311)	(34,995)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	-	(150,000)
Short-term borrowings, net – affiliate	(19,800)	22,100
Long-term borrowings	-	309,242
Repayment of long-term debt	-	(167,690)
Dividends paid	(5,750)	(3,187)
Debt issuance costs and other	(124)	(9,801)

Net cash flows from financing activities	(25,674)	664

Change in Cash and Cash Equivalents	(42)	(76)
Cash and Cash Equivalents at Beginning of Period	138	124

Cash and Cash Equivalents at End of Period	$ 96	$ 48

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$ 14,719	$ 10,473

Income taxes paid, net	$ 2,940	$ 5,344

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock			Accumulated Other		Total Common
	Number of Shares	Aggregate Value	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholder’s Equity
		(Dollars in thousands)

Balance at December 31, 2009	6,358	$ 64	$ 443,187	$ (74)	$ 8,614	$ 451,791
Net earnings	-	-	-	-	13,079	13,079
Total other comprehensive income (loss)	-	-	-	(1,820)	-	(1,820)
Dividends declared on common stock	-	-	(5,750)	-	-	(5,750)

Balance at September 30, 2010	6,358	$ 64	$ 437,437	$ (1,894)	$ 21,693	$ 457,300

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net Earnings	$ 7,329	$ 6,151	$13,079	$ 9,339

Other Comprehensive Income (Loss):

Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $416, $407, $1,307, and $209	(750)	(739)	(2,357)	(382)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(92), $(87), $(297), and $(147)	166	160	537	268

Total Other Comprehensive Income (Loss)	(584)	(579)	(1,820)	(114)

Comprehensive Income	$ 6,745	$ 5,572	$11,259	$ 9,225

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2010 and December 31, 2009, and the consolidated results of operations and comprehensive income for the three months and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. The results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. The term “Company” is used when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP will be indicated as such. Certain amounts in the 2009 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2010 financial statement presentation.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNMR’s primary subsidiaries are PNM, TNMP, and First Choice. In addition, PNM consolidates the PVNGS Capital Trust and Valencia. PNMR shared services’ administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are allocated to the business segments. Other significant intercompany transactions between PNMR, PNM, and TNMP include transmission and distribution services; lease, interest, and income tax sharing payments; and dividends paid on common stock. All intercompany transactions and balances have been eliminated. See Note 12.

Dividends on Common Stock

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.125 per share in July 2010 and July 2009, which are reflected as being in the second quarter within

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

“Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings. The Board declared dividends on common stock considered to be for the third quarter of $0.125 per share in September 2010 and September 2009, which are reflected as being in the third quarter within “Dividends Declared per Common Share.”

PNM paid cash dividends to PNMR of $28.0 million in the three months and nine months ended September 30, 2010 and $46.0 million and $281.0 million in the three months and nine months ended September 30, 2009, including the dividend of $220.0 million following the sale of PNM Gas discussed in Note 2. TNMP paid cash dividends to PNMR of $4.1 million and $5.8 million in the three months and nine months ended September 30, 2010 and $1.8 million and $3.2 million in the three months and nine months ended September 30, 2009. The TNMP dividends were recorded as reductions of its paid-in-capital.

Restatement

As discussed in Note 12 of Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K, the actuarial determination of the PBO for the PNM pension plan at December 31, 2009 revealed that there had been an increase in the PBO of $9.6 million due to the retirement of employees transferred to NMGC following the sale of PNM Gas in January 2009. This increase was expensed, similar to a plan curtailment, as required by GAAP and reduced the gain recognized on the sale. The PBO increase is reflected through a retroactive adjustment of the March 31, 2009 quarter for PNMR and PNM and does not impact the three months ended September 30, 2009. The retroactive adjustment is part of discontinued operations for PNMR and PNM and does not impact earnings from continuing operations or earnings per share from continuing operations. The retroactive adjustment had the following impact on the September 30, 2009 amounts:

	Nine Months Ended September 30, 2009
	As Originally Reported	As Restated
	(In thousands, except per share amounts)
PNMR
Net earnings	$ 155,751	$ 149,929
Net earnings attributable to PNMR	147,465	141,643
Net earnings attributable to PNMR per common share:
Basic	1.61	1.55
Diluted	1.61	1.55

PNM
Net earnings	103,660	97,838
Net earnings attributable to PNM	95,770	89,948

(2)	Disposition

PNM Gas Sale

On January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprised the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620.0 million in cash, subject to adjustment based on the actual level of working capital at closing. PNM received an additional $33.1 million related to working capital true-ups, including $20.6 million received at closing. In a separate transaction conditioned upon the sale of the natural gas operations, PNMR proposed to acquire CRHC, Continental’s regulated Texas electric transmission and distribution business, for $202.5 million in cash. On July 22, 2008, PNMR and Continental agreed to terminate the agreement for the acquisition of CRHC. Under the termination agreement, Continental agreed to pay PNMR

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$15.0 million upon the closing of the PNM Gas transaction. PNM completed the sale of PNM Gas on January 30, 2009 and recognized a gain of $65.9 million, after income taxes of $33.4 million in the nine months ended September 30, 2009, which is included in discontinued operations. This gain reflects the reduction for the increase in the PBO of the PNM pension plan related to the retirement of employees transferred to NMGC. See Note 1. PNMR recognized an additional pre-tax gain of $15.0 million ($9.1 million after income taxes) due to the CRHC termination payment, which is included in other income in the nine months ended September 30, 2009. In connection with the sale, PNM retained obligations under the frozen PNM pension and executive retirement plans for employees transferred to NMGC. PNM had a regulatory asset related to these plans, which was removed from regulatory assets and transferred to AOCI. The after-tax charge to AOCI was $59.0 million. PNM also retained obligations for certain contingent liabilities that existed at the date of sale.

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

The following segment presentation is based on the methodology management uses for making operating decisions and assessing performance of its various business activities. A reconciliation of the segment presentation to the GAAP financial statements is provided.

PNM Electric

PNM Electric includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM Electric provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico, the generation and transmission of electricity for firm requirements customers, and the sale of transmission to third parties. PNM Electric also includes the generation and sale of electricity into the wholesale market. This includes optimization of PNM’s jurisdictional assets as well as the capacity excluded from retail rates. FERC has jurisdiction over sales to firm requirements customers, third party transmission, and wholesale market sales.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PNMR SEGMENT INFORMATION

	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
Three Months Ended September 30, 2010	(In thousands)
Operating revenues	$304,268	$ 49,709	$149,729	$(53)	$503,653
Intersegment revenues	-	11,495	-	(11,495)	-

Total electric operating revenues	304,268	61,204	149,729	(11,548)	503,653
Cost of energy	98,030	9,276	119,358	(11,495)	215,169

Gross margin	206,238	51,928	30,371	(53)	288,484
Other operating expenses	102,452	20,711	23,952	(3,019)	144,096
Depreciation and amortization	23,111	11,594	210	4,065	38,980

Operating income (loss)	80,675	19,623	6,209	(1,099)	105,408
Interest income	4,523	-	3	(27)	4,499
Equity in net earnings of Optim Energy	-	-	-	2,495	2,495
Other income (deductions)	1,902	88	(66)	(1,603)	321
Net interest charges	(18,011)	(7,661)	(364)	(5,281)	(31,317)

Earnings (loss) before income taxes	69,089	12,050	5,782	(5,515)	81,406
Income taxes (benefit)	25,926	4,721	2,225	(4,059)	28,813

Earnings (loss) from continuing operations	43,163	7,329	3,557	(1,456)	52,593
Valencia non-controlling interest	(3,909)	-	-	-	(3,909)
Subsidiary preferred stock dividends	(132)	-	-	-	(132)

Segment earnings (loss) from continuing operations attributable to PNMR	$39,122	$7,329	$3,557	$(1,456)	$48,552

Nine Months Ended September 30, 2010
Operating revenues	$777,864	$131,233	$384,034	$(266)	$1,292,865
Intersegment revenues	-	30,717	-	(30,717)	-

Total electric operating revenues	777,864	161,950	384,034	(30,983)	1,292,865
Cost of energy	264,102	27,383	296,469	(30,716)	557,238

Gross margin	513,762	134,567	87,565	(267)	735,627
Other operating expenses	318,353	58,534	65,652	(10,109)	432,430
Depreciation and amortization	68,887	31,728	683	12,336	113,634

Operating income (loss)	126,522	44,305	21,230	(2,494)	189,563
Interest income	14,538	1	16	53	14,608
Equity in net earnings (loss) of Optim Energy	-	-	-	(5,714)	(5,714)
Other income (deductions)	11,069	717	(164)	(4,544)	7,078
Net interest charges	(54,473)	(23,483)	(1,062)	(15,470)	(94,488)

Earnings (loss) before income taxes	97,656	21,540	20,020	(28,169)	111,047
Income taxes (benefit)	34,748	8,461	7,363	(13,207)	37,365

Earnings (loss) from continuing operations	62,908	13,079	12,657	(14,962)	73,682
Valencia non-controlling interest	(10,305)	-	-	-	(10,305)
Subsidiary preferred stock dividends	(396)	-	-	-	(396)

Segment earnings (loss) from continuing operations attributable to PNMR	$52,207	$13,079	$12,657	$(14,962)	$62,981

At September 30, 2010:
Total Assets	$3,812,829	$1,004,785	$259,621	$303,574	$5,380,809
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
Three Months Ended September 30, 2009	(In thousands)
Operating revenues	$275,025	$ 43,354	$159,444	$(96)	$ 477,727
Intersegment revenues	-	12,311	-	(12,311)	-

Total revenues	275,025	55,665	159,444	(12,407)	477,727
Cost of energy	97,231	8,749	105,979	(12,311)	199,648

Gross margin	177,794	46,916	53,465	(96)	278,079
Other operating expenses	95,387	19,881	25,506	(2,281)	138,493
Depreciation and amortization	23,455	10,303	425	3,867	38,050

Operating income (loss)	58,952	16,732	27,534	(1,682)	101,536
Interest income	7,000	-	4	(102)	6,902
Equity in net earnings of Optim Energy	-	-	-	6,902	6,902
Other income (deductions)	4,099	1,494	(222)	(592)	4,779
Net interest charges	(16,821)	(7,978)	(610)	(5,126)	(30,535)

Earnings (loss) before income taxes	53,230	10,248	26,706	(600)	89,584
Income taxes (benefit)	19,783	4,097	9,654	(2,173)	31,361

Earnings from continuing operations	33,447	6,151	17,052	1,573	58,223
Valencia non-controlling interest	(2,536)	-	-	-	(2,536)
Subsidiary preferred stock dividends	(132)	-	-	-	(132)

Segment earnings from continuing operations attributable to PNMR	$ 30,779	$ 6,151	$ 17,052	$1,573	$ 55,555

Nine Months Ended September 30, 2009
Operating revenues	$733,510	$111,917	$419,568	$(294)	$1,264,701
Intersegment revenues	11	31,792	-	(31,803)	-

Total revenues	733,521	143,709	419,568	(32,097)	1,264,701
Cost of energy	289,888	26,038	272,015	(31,792)	556,149

Gross margin	443,633	117,671	147,553	(305)	708,552
Other operating expenses	315,829	56,606	80,919	(12,186)	441,168
Depreciation and amortization	68,808	27,816	1,412	13,031	111,067

Operating income (loss)	58,996	33,249	65,222	(1,150)	156,317
Interest income	25,518	9	53	(2,232)	23,348
Equity in net earnings of Optim Energy	-	-	-	944	944
Other income (deductions)	4,158	2,357	(303)	20,343	26,555
Net interest charges	(51,419)	(20,011)	(2,386)	(17,485)	(91,301)

Earnings before income taxes	37,253	15,604	62,586	420	115,863
Income taxes (benefit)	11,295	6,265	22,542	(2,288)	37,814

Earnings from continuing operations	25,958	9,339	40,044	2,708	78,049
Valencia non-controlling interest	(7,890)	-	-	-	(7,890)
Subsidiary preferred stock dividends	(396)	-	-	-	(396)

Segment earnings from continuing operations attributable to PNMR	$ 17,672	$ 9,339	$ 40,044	$2,708	$ 69,763

At September 30, 2009:
Total Assets	$3,658,307	$990,333	$200,769	$412,792	$5,262,201
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4)	Energy Related Derivative Contracts and Fair Value Disclosures

Energy Related Derivative Contracts

The Company is exposed to certain risks relating to its ongoing business operations. The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy or fuel used to generate electricity, or to manage anticipated generation capacity in excess of forecasted demand from existing customers. Substantially all of the Company’s energy related derivative contracts manage commodity risk and the Company does not currently engage in speculative trading.

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

PNM is required to meet the demand and energy needs of its retail and wholesale customers. PNM is exposed to market risk for its share of PVNGS Unit 3 and the requirements of customers not covered under a FPPAC. PNM’s operations are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases. PNM would be exposed to market risk if its generation capabilities were to be disrupted or if its retail load requirements were to be greater than anticipated. If all or a portion of the net open contract position were required to be covered as a result of the aforementioned unexpected situations, commitments would have to be met through market purchases.

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas. TECA contains no provisions for the specific recovery of fuel and purchased power costs. The rates charged to First Choice customers are negotiated with each customer. As a result, changes in purchased power costs and retail customer load requirements can affect First Choice’s margins and operating results. First Choice is exposed to market risk to the extent that it has not hedged fixed price load commitments or to the degree that market price movements affect customer retention, customer additions or customer attrition. Additionally, volumetric fluctuations in First Choice retail load requirements due to weather or other conditions may subject First Choice to market risk. First Choice’s strategy is to minimize its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margins.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For derivative transactions meeting the definition of a cash flow hedge, the Company documents the relationships between the hedging instruments and the items being hedged. This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges. Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in AOCI to the extent effective. Ineffectiveness gains and losses were immaterial for all periods presented. Gains or losses related to cash flow hedge instruments, including those de-designated, are reclassified from AOCI when the hedged transaction settles and impacts earnings. Amounts related to contracts that will be settled in the next twelve months are shown as current assets and current liabilities. Based on market prices at September 30, 2010, after-tax gains of $4.3 million for PNMR and $4.7 million for PNM would be reclassified from AOCI into earnings during the next twelve months. However, the actual amount reclassified into earnings will vary due to future changes in market prices. As of September 30, 2010, the maximum length of time over which the Company’s designated cash flow hedges are hedging its exposure to the variability in future cash flows is through December 2010.

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

At September 30, 2010 and December 31, 2009, amounts recognized for the legal right to reclaim cash collateral were $6.0 million and $4.2 million for PNMR and $3.4 million and $1.4 million for PNM. In addition, at September 30, 2010 and December 31, 2009, amounts posted as cash collateral under margin arrangements were $38.0 million and $8.6 million for PNMR and $3.5 million and $1.2 million for PNM. PNMR and PNM had no obligations to return cash collateral at September 30, 2010 and December 31, 2009.

The following tables do not include activity related to PNM Gas. See Note 14.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commodity Derivatives

Commodity derivative instruments are summarized as follows:

	Economic Hedges		Trading Transactions		Qualified Cash Flow Hedges
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(In thousands)
PNMR
Current assets	$ 21,519	$ 15,728	$ 6,593	$ 13,889	$ 7,723	$ 21,002
Deferred charges	7,875	2,413	-	-	-	-

	29,394	18,141	6,593	13,889	7,723	21,002

Current liabilities	(44,679)	(11,375)	(6,251)	(12,650)	-	-
Long-term liabilities	(20,056)	(4,549)	-	-	-	-

	(64,735)	(15,924)	(6,251)	(12,650)	-	-

Net	$ (35,341)	$ 2,217	$ 342	$ 1,239	$ 7,723	$ 21,002

PNM
Current assets	$ 3,377	$ 3,496	$ -	$ -	$ 7,723	$ 21,002
Deferred charges	-	-	-	-	-	-

	3,377	3,496	-	-	7,723	21,002

Current liabilities	(5,785)	(1,509)	-	-	-	-
Long-term liabilities	(2,368)	(556)	-	-	-	-

	(8,153)	(2,065)	-	-	-	-

Net	$ (4,776)	$ 1,431	$ -	$ -	$ 7,723	$ 21,002

First Choice decided to end speculative trading in 2008 and flattened remaining speculative positions. The PNMR trading transactions column of the above table includes all balances related to the remaining flattened speculative positions of First Choice. No significant additional costs are expected related to speculative trading. As discussed in Note 10, on April 20, 2010, PNM received NMPRC approval of a hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. At September 30, 2010, $1.0 million of current assets and less than $0.1 million in long-term liabilities related to this plan are included as economic hedges above and are recorded as regulatory liabilities and assets.

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

	Economic Hedges		Trading Transactions		Qualified Cash Flow Hedges
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
Three Months Ended	(In thousands)
PNMR
Electric operating revenues	$ (2,131)	$ 1,263	$ 30	$ 26	$ 9,006	$ 11,363
Cost of energy	(20,222)	(1,646)	-	-	(684)	(8,346)

Total gain (loss)	$(22,353)	$ (383)	$ 30	$ 26	$ 8,322	$ 3,017

Recognized in OCI					$ (6,531)	$ (4,970)

PNM
Electric operating revenues	$ (2,131)	$ 1,263	$ -	$ 5	$ 9,006	$ 11,363
Cost of energy	(1,781)	733	-	-	(35)	(27)

Total gain (loss)	$ (3,912)	$ 1,996	$ -	$ 5	$ 8,971	$ 11,336

Recognized in OCI					$ (7,181)	$(13,821)

Nine Months Ended
PNMR
Electric operating revenues	$(4,138)	$ 5,052	$ (3)	$121	$ 22,294	$ 29,501
Cost of energy	(49,451)	(11,616)	-	-	(1,930)	(16,554)

Total gain (loss)	$(53,589)	$ (6,564)	$ (3)	$121	$(20,364)	$ 12,947

Recognized in OCI					$(11,349)	$(11,215)

PNM
Electric operating revenues	$ (4,138)	$ 5,052	$ -	$ 85	$ 22,294	$ 29,501
Cost of energy	(5,443)	(10,141)	-	-	(21)	(32)

Total gain (loss)	$ (9,581)	$ (5,089)	$ -	$ 85	$ 22,273	$ 29,469

Recognized in OCI					$(13,259)	$(14,423)

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commodity contract volume positions are presented in Decatherms for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Decatherms			MWh
	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges

September 30, 2010
PNMR	21,560,000	(498,485)	-	2,563,963	-	(198,810)
PNM	2,557,500	-	-	(29,175)	-	(198,810)

December 31, 2009
PNMR	17,852,500	(1,963,293)	-	1,658,101	-	(788,400)
PNM	6,087,500	-	-	468,525	-	(788,400)

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

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
(In thousands)
September 30, 2010
PNMR	$ 18,775	$ 300	$ 11,525
PNM	$ 520	$ -	$ 122

December 31, 2009
PNMR	$ 17,124	$ 1,000	$ 14,104
PNM	$ 1,211	$ 1,000	$ 37

Sale of Power from PVNGS Unit 3

In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW. Under two of the contracts, PNM sells 90 MW of firm capacity and energy. Under the remaining contract, PNM sells 45 MW of unit contingent capacity and energy. The term of the contracts is May 1, 2008 through December 31, 2010. Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million. These amounts were recorded as deferred revenue and are

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

being amortized over the life of the contracts. At September 30, 2010 and December 31, 2009, $7.1 million and $29.5 million were included in other current liabilities related to these contracts. The prepayments received under the firm contracts, as well as required subsequent monthly payments on them, are shown as a financing activity in the Condensed Consolidated Statement of Cash Flows. The firm contracts are considered energy derivatives and are accounted for as cash flow hedges with changes in fair value included in AOCI. The contingent contract is accounted for as a normal sale.

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

	September 30, 2010		December 31, 2009
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
	(In thousands)
Equity securities:
Domestic value	$ 3,640	$ 22,630	$ 1,684	$ 21,458
Domestic growth	11,979	41,329	8,901	38,132
International and other	2,255	9,977	1,558	9,985
Fixed income securities:
Municipals	2,621	39,132	1,715	36,901
U.S. Government	894	22,079	25	20,451
Corporate and other	811	8,537	309	8,006
Cash investments	-	2,643	-	2,099

	$ 22,200	$ 146,327	$ 14,192	$ 137,032

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(In thousands)

Proceeds from sales	$ 20,813	$ 12,939	$ 57,098	$ 87,846
Gross realized gains	$ 1,568	$ 672	$ 4,999	$ 4,083
Gross realized (losses)	$ (1,227)	$ (574)	$ (3,099)	$ (6,202)

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

At September 30, 2010, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
		(In thousands)
Within 1 year	$ 1,948	$ 18	$ 18
After 1 year through 5 years	17,260	169,940	155,223
After 5 years through 10 years	10,431	4,411	-
Over 10 years	40,109	-	-

	$69,748	$174,369	$155,241

The carrying amount and fair value of held-to-maturity debt securities and other non-derivative financial instruments (including current maturities) are:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)
PNMR
Long-term debt	$1,567,812	$1,723,961	$1,567,331	$1,627,986
Investment in PVNGS lessor notes	$ 136,486	$ 143,986	$ 159,936	$ 169,863
Other investments	$ 21,157	$ 28,143	$ 25,528	$ 34,078

PNM
Long-term debt	$1,055,744	$1,109,649	$1,055,733	$1,044,516
Investment in PVNGS lessor notes	$ 136,486	$ 143,986	$ 159,936	$ 169,863
Other investments	$ 6,305	$ 7,088	$ 7,473	$ 8,457

TNMP
Long-term debt	$ 310,181	$ 392,899	$ 309,712	$ 368,350
Other investments	$ 270	$ 270	$ 270	$ 270

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

Derivatives and Investments

The fair values of derivatives and investments that are recorded at fair value on the Condensed Consolidated Balance Sheets are as follows:

	Total(1)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010	(In thousands)
PNMR and PNM
NDT investments:
Cash and equivalents	$ 2,643	$ 2,643	$ -	$ -
Equity securities:
Domestic value	22,630	22,630	-	-
Domestic growth	41,329	41,329	-	-
International and other	9,977	9,977	-	-
Fixed income securities:
Municipals	39,132	-	39,132	-
U.S. government	22,079	16,718	5,361	-
Corporate and other	8,537	-	8,537	-

Total NDT investments	$ 146,327	$ 93,297	$ 53,030	$ -

PNMR
Commodity derivative assets	$ 43,710	$ 14,577	$ 26,974	$ 89
Commodity derivative liabilities	(70,986)	(39,408)	(28,147)	(1,361)

Net	$ (27,276)	$(24,831)	$ (1,173)	$ (1,272)

PNM
Commodity derivative assets	$ 11,100	$ 212	$ 10,888	$ -
Commodity derivative liabilities	(8,153)	(1,198)	(6,955)	-

Net	$ 2,947	$ (986)	$ 3,933	$ -

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
NDT investments:
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

(1)

The Level 1, 2 and 3 columns in the above table are presented based on the nature of each instrument. The total column is presented based on the balance sheet classification of the instruments and reflect unit of account reclassifications between commodity derivative assets and commodity derivative liabilities of $2.1 million for PNMR and zero for PNM at September 30, 2010 and $0.1 million for PNMR and zero for PNM at December 31, 2009. There were no transfers between levels during the three months and nine months ended September 30, 2010.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	PNMR		PNM
	September 30,		September 30,
	2010	2009	2010	2009
Three Months Ended	(In thousands)
Balance at beginning of period	$(278)	$(1,636)	$-	$(1,129)
Total gains (losses) included in earnings	(945)	28	-	28
Total gains (losses) included in other comprehensive income	-	(288)	-	-
Purchases, issuances, and settlements(1)	(49)	1,081	-	787

Balance at end of period	$(1,272)	$(815)	$-	$(314)

Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$(994)	$688	$-	$688

Nine Months Ended
Balance at beginning of period	$248	$(409)	$(17)	$(409)
Total gains (losses) included in earnings	(1,759)	(2,073)	(128)	(2,073)
Total gains (losses) included in other comprehensive income	-	(1,061)	-	-
Purchases, issuances, and settlements(1)	239	2,728	145	2,168

Balance at end of period	$(1,272)	$(815)	$-	$(314)

Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$(1,537)	$30	$-	$30

(1)	Includes fair value reversal of contracts settled, unearned and prepaid option premiums received and paid during the period for contracts still held at end of period.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings are reported in operating revenues and cost of energy as follows:

	PNMR		PNM
	September 30,		September 30,
	2010	2009	2010	2009
Three Months Ended	(In thousands)
Gains (losses) included in earnings:
Electric operating revenues	$-	$-	$-	$-
Cost of energy	(945)	28	-	28

Total	$(945)	$28	$-	$28

Change in unrealized gains or losses related to assets still held at the reporting date:
Electric operating revenues	$-	$-	$-	$-
Cost of energy	(994)	688	-	688

Total	$(994)	$688	$-	$688

Nine Months Ended
Gains (losses) included in earnings:
Electric operating revenues	$-	$237	$-	$237
Cost of energy	(1,759)	(2,310)	(128)	(2,310)

Total	$(1,759)	$(2,073)	$(128)	$(2,073)

Change in unrealized gains or losses related to assets still held at the reporting date:
Electric operating revenues	$-	$-	$-	$-
Cost of energy	(1,537)	30	-	30

Total	$(1,537)	$30	$-	$30

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5)	Earnings Per Share

In accordance with GAAP, dual presentation of basic and diluted earnings per share has been presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Earnings Attributable to PNMR:
Earnings from continuing operations	$52,593	$ 58,223	$73,682	$ 78,049
Earnings from continuing operations attributable to Valencia Non-controlling Interest	(3,909)	(2,536)	(10,305)	(7,890)
Preferred stock dividend requirements of subsidiary	(132)	(132)	(396)	(396)

Earnings from continuing operations attributable to PNMR	48,552	55,555	62,981	69,763
Earnings (loss) from discontinued operations	-	(1,362)	-	71,880

Net Earnings Attributable to PNMR	$48,552	$ 54,193	$62,981	$141,643

Average Number of Common Shares:
Outstanding during period	86,673	86,673	86,673	86,620
Equivalents from convertible preferred stock (Note 7)	4,778	4,778	4,778	4,778
Vested awards of restricted stock	111	-	105	-

Average Shares – Basic	91,562	91,451	91,556	91,398
Dilutive Effect of Common Stock Equivalents: (1)
Stock options and restricted stock	219	380	258	205

Average Shares – Diluted	91,781	91,831	91,814	91,603

Per Share of Common Stock – Basic:
Earnings from continuing operations	$ 0.53	$ 0.61	$ 0.69	$ 0.76
Earnings (loss) from discontinued operations	-	(0.02)	-	0.79

Net Earnings	$ 0.53	$ 0.59	$ 0.69	$ 1.55

Per Share of Common Stock – Diluted:
Earnings from continuing operations	$ 0.53	$ 0.60	$ 0.69	$ 0.76
Earnings (loss) from discontinued operations	-	(0.01)	-	0.79

Net Earnings	$ 0.53	$ 0.59	$ 0.69	$ 1.55

(1)	Excludes the effect of out-of-the-money options for 3,678,955 shares of common stock at September 30, 2010.

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

Stock Options

The following table summarizes activity in stock option plans for the nine months ended September 30, 2010:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contract Life

Outstanding at beginning of period	4,274,019	$ 19.19
Granted	618,708	$ 12.23
Exercised	(126,751)	$ 8.65
Forfeited	(84,000)	$ 11.21
Expired	(173,799)	$24.93

Outstanding at end of period	4,508,177	$ 18.46	$ 2,262,774	5.67 years

Exercisable at end of period	3,458,302	$ 20.80	$ 1,020,656	4.73 years

Available for future grant(1)	4,767,844

(1)	Includes shares available for grants of restricted stock.

The following table provides additional information concerning stock option activity:

	Nine Months Ended September 30,
Options for PNMR Common Stock	2010	2009

Weighted-average grant date fair value of options granted	$ 3.05	$ 1.63
Total intrinsic value of options exercised (in thousands)	$ 474	$ -

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for options granted in the nine months ended September 30, 2010:

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock and Performance Shares

The following table summarizes restricted stock activity for the nine months ended September 30, 2010:

Restricted PNMR Common Stock	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at beginning of period	193,941	$ 11.62
Granted	158,375	$ 9.37
Vested	(96,255)	$ 14.18
Forfeited	(15,082)	$ 8.78

Nonvested at end of period	240,979	$ 9.29

The total fair value of shares of restricted stock that vested during the nine months ended September 30, 2010 was $1.4 million.

During 2009 and 2010, the Company issued performance share agreements to certain executives that are based upon the Company achieving specified performance targets for those respective years. In addition during 2009, the Company issued performance share agreements that are based upon achieving specific performance targets for the period 2009 through 2011. The determination of the number of shares ultimately issued depends on the levels at which the performance criteria are achieved and cannot be determined until after the performance periods end. For the targets based only on 2009 performance, the optimal level was attained resulting in 102,375 shares being awarded in 2010, which will vest through 2013 and are included in the number of shares granted in the above table. Excluded from the above table are maximums of 96,563 shares for the targets based only on 2010 performance and 39,113 shares for the targets based on the period 2009 through 2011 performance that would be issued if all performance criteria are achieved and all executives remain eligible.

(7)	Capitalization

Information concerning financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K.

Short-term Debt

At December 31, 2009, PNMR and PNM had revolving credit facilities for borrowings up to $600.0 million under the PNMR Facility and $400.0 million under the PNM Facility that primarily expire in 2012. LBB was a lender under the PNMR Facility and the PNM Facility. LBH, the parent of LBB, filed for bankruptcy protection. Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility. A replacement bank has taken the place of LBB under the PNM Facility. In March 2010, the PNMR Facility was amended to remove LBB as a lender and reduce the total capacity under the PNMR Facility to $568.0 million. In addition to the reduction in the PNMR Facility related to LBB, the PNMR Facility and the PNM Facility were reduced by $26.0 million and $14.0 million in August 2010 and will reduce by an additional $25.0 million and $18.0 million in August 2011 according to their terms. In addition, PNMR has a local line of credit amounting to $5.0 million that expires in August 2011 and PNM had a local line of credit for $5.0 million that was allowed to expire in August 2010. TNMP has a revolving credit facility for borrowings up to $75.0 million under the TNMP Revolving Credit Facility that expires in April 2011. At September 30, 2010, the weighted average interest rate for borrowings was 1.51% for the PNMR Facility and 0.91% for the PNM Facility.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Short-term debt outstanding consists of:

Short-term Debt	September 30, 2010	December 31, 2009
(In thousands)
PNM
Revolving credit facility	$ 173,000	$ 118,000
Local lines of credit	*	-

	173,000	118,000
TNMP – Revolving credit facility	-	-
PNMR
Revolving credit facility	19,000	80,000
Local lines of credit	-	-

	$ 192,000	$ 198,000

* This line of credit was allowed to expire in August 2010.

At October 25, 2010, PNMR, PNM, and TNMP had $464.1 million, $167.3 million, and $74.7 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit. Total availability at October 25, 2010, on a consolidated basis, was $706.1 million for PNMR. At October 25, 2010, PNMR and PNM had invested cash of $3.3 million and $12.3 million. TNMP had no such investments.

As of September 30, 2010 and December 31, 2009, TNMP had outstanding borrowings of $3.7 million and $23.5 million from PNMR under its intercompany loan agreement.

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

These interest rate swap arrangements are accounted for as cash flow hedges and the September 30, 2010 pre-tax fair value losses of $2.6 million for the TNMP hedge and $0.1 million for the PNM hedge are included in AOCI and in other current liabilities, except for $1.6 million included in other deferred credits for TNMP, on the Condensed Consolidated Balance Sheets. Amounts reclassified from AOCI are included in interest charges. The fair value determinations were made using Level 2 inputs under GAAP and were determined using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the swap agreements.

On February 10, 2010, PNM filed an application with the NMPRC requesting approvals and authorizations to refund up to $403.8 million of callable PCRBs issued by the City of Farmington, New Mexico and the Maricopa County, Arizona Pollution Control Corporation (the “prior bonds”) and to replace the prior bonds with new tax-exempt PCRBs. The proceeds from the prior bonds were used to finance a portion of the cost of certain pollution control systems, facilities and related improvements at SJGS and PVNGS. The NMPRC approved PNM’s request

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

on March 11, 2010. On June 9, 2010, $403.8 million of new PCRBs were sold by the City of Farmington, New Mexico and the Maricopa County, Arizona Pollution Control Corporation. The proceeds from the new PCRBs were utilized to retire the prior bonds, including those secured by PNM first mortgage bonds. The new PCRBs are collateralized by PNM senior unsecured notes, similar to PNM’s other PCRBs. The new PCRBs were issued in eight separate series and bear interest at rates ranging from 4.00% to 6.25%. The final maturities of the new PCRBs range from 2040 to 2043, although $137.3 million are subject to mandatory tender and repurchase by PNM in 2015 through 2020.

On October 21, 2010, PNM received an order from the NMPRC authorizing PNM to enter into a revolving credit facility of up to $400 million to replace the current PNM Facility; to increase the amount of PNM’s intercompany loan arrangements to $100 million; and to issue up to $250 million of additional senior unsecured notes. The authorizations remain in effect through March 31, 2012. PNM, subject to receiving the necessary PNM and PNMR board approvals, will pursue increasing the amount of the PNM intercompany loan arrangement. PNM has not entered into any agreements with regard to the authorizations relating to the replacement of the PNM Facility or additional senior unsecured notes, nor does it have any arrangements or commitments concerning them. PNM is unable to predict if, or when, such financing arrangements would be consummated.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act was enacted. The act contains a provision designed to lower required contributions to pension plans by offering extended amortization methods for shortfalls resulting from recent losses in asset market value. The Company’s pension plans can elect this relief for losses occurring in any two years within the 2009-2011 period. The Company has elected this relief for the PNM pension plan for 2009 and is currently evaluating its remaining options. The impacts of this legislation have been reflected in estimated future contributions to the pension plans set forth below for 2011, but the Company is still evaluating the impacts for years beyond 2011.

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost (income):

	Three Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2010	2009	2010	2009	2010	2009
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$105	$104	$-	$15
Interest cost	8,518	8,610	1,913	1,847	263	284
Long-term return on plan assets	(9,339)	(9,691)	(1,393)	(1,458)	-	-
Amortization of net loss	1,613	955	1,372	822	18	7
Amortization of prior service cost	79	79	(1,036)	(1,065)	-	3

Net periodic benefit cost (income)	$871	$(47)	$961	$250	$281	$309

	Nine Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2010	2009	2010	2009	2010	2009
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$314	$313	$-	$44
Interest cost	25,555	25,830	5,738	5,541	790	852
Long-term return on plan assets	(28,016)	(29,073)	(4,179)	(4,374)	-	-
Amortization of net loss	4,838	2,864	4,116	2,467	53	20
Amortization of prior service cost	238	238	(3,107)	(3,196)	-	8

Net periodic benefit cost (income)	$2,615	$(141)	$2,882	$751	$843	$924

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PNM made contributions to its pension plan trust of $6.5 million and $13.1 million in the three months and nine months ended September 30, 2010, and no contributions in the three months and nine months ended September 30, 2009. PNM anticipates making $4.9 million of additional contributions in 2010. Based on current law and estimates of portfolio performance, PNM estimates making additional contributions to its pension plan trust that total $220.4 million for 2011- 2014. The estimated contributions were developed using probabilistically determined discount rates and expected returns on assets to calculate the pension liabilities. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate and return on assets. PNM contributed $0.4 million and $1.6 million to the trust for other postretirement benefits for the three months and nine months ended September 30, 2010 and $0.3 million and $2.4 million for the three months and nine months ended September 30, 2009. PNM expects to make additional contributions of $0.6 million during 2010 to the trust for other postretirement benefits. Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were $0.4 million in the three months ended September 30, 2010 and 2009, $1.1 million in the nine months ended September 30, 2010 and 2009, and are expected to total $1.5 million during 2010.

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2010	2009	2010	2009	2010	2009
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$72	$65	$-	$-
Interest cost	1,032	1,099	178	183	13	19
Long-term return on plan assets	(1,449)	(1,523)	(129)	(124)	-	-
Amortization of net gain	-	-	(49)	(66)	(1)	-
Amortization of prior service cost	-	-	15	15	-	-

Net Periodic Benefit Cost (Income)	$(417)	$(424)	$87	$73	$12	$19

	Nine Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2010	2009	2010	2009	2010	2009
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$217	$195	$-	$-
Interest cost	3,095	3,297	533	550	39	57
Long-term return on plan assets	(4,346)	(4,570)	(386)	(371)	-	-
Amortization of net gain	-	-	(147)	(198)	(3)	-
Amortization of prior service cost	-	-	45	45	-	-

Net Periodic Benefit Cost (Income)	$(1,251)	$(1,273)	$262	$221	$36	$57

TNMP made contributions to its pension plan trust of $0.2 million in the three months and nine months ended September 30, 2010 and no contributions in 2009. TNMP anticipates making additional contributions of less than

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$0.1 million in 2010. Based on current law and estimates of portfolio performance, TNMP estimates making contributions to its pension plan trust that total $8.7 million for 2011-2014. The estimated contributions were developed using probabilistically determined discount rates and expected returns on assets to calculate the pension liabilities. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate and return on assets. TNMP made no contributions to the trust for other postretirement benefits for the three months ended September 30, 2010 and 2009 and $0.6 million and $0.3 million for the nine months ended September 30, 2010 and 2009. TNMP does not expect to make additional contributions during 2010. Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were less than $0.1 million in the three months and nine months ended September 30, 2010 and 2009 and are expected to total $0.1 million during 2010.

(9)	Commitments and Contingencies

Overview

There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. In addition, the Company periodically enters into financial commitments in connection with its business operations. The Company is also involved in various legal proceedings in the normal course of its business. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its results of operations, or financial position, or cash flows. It is the Company’s policy to accrue for expected liabilities in accordance with GAAP when it is probable that a liability has been incurred and the amount to be incurred is reasonably estimable. The Company cannot make any assurances that the amount of reserves or potential insurance coverage will be sufficient to cover the cash obligations that might be incurred as a result of litigation or regulatory proceedings. Outside legal costs for these and regulatory matters are recorded when the expenses are incurred. The Company does not expect that any known lawsuits, environmental costs, and commitments will have a material adverse effect on its financial condition, results of operations, or cash flows, although the outcome of litigation, investigations, and other legal proceedings is inherently uncertain.

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

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance under the contract. In November 1997, the

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

U.S. Court of Appeals for the District of Columbia Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. APS pursued a damages claim for costs incurred through December 2006 in a trial that began on January 28, 2009. On June 18, 2010, the court awarded APS and the other PVNGS owners, including PNM, $30.2 million. PNM’s $3.1 million share of this amount has been received and was recorded as a $2.1 million reduction of cost of energy and a $1.0 million reduction of utility plant in the three months ended September 30, 2010. PNM currently estimates that it will incur approximately $46.1 million (in 2007 dollars) over the current life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant. PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned. At September 30, 2010 and December 31, 2009, PNM had $15.4 million and $15.0 million recorded as a liability on its Condensed Consolidated Balance Sheets for interim storage costs.

The Clean Air Act

Regional Haze

The EPA has established rules addressing regional haze and guidelines for BART determinations. The rules call for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas. In particular, the alternatives rule defines how an SO2 emissions trading program developed by the Western Regional Air Partnership, a voluntary organization of western states, tribes and federal agencies, can be used by western states. New Mexico will be participating in the SO2 program, which is a trading program that will be implemented if SO2 reduction milestones, which have been proposed but not yet finalized, are not met.

SJGS

In November 2006, the NMED requested a BART analysis for NOX and particulates for each of the four units at SJGS. PNM submitted its analysis to the NMED in early June 2007, recommending against installing additional pollution control equipment on any of the SJGS units beyond those planned at that time, the installation of which was completed in March 2009. PNM subsequently provided additional data in response to requests from the NMED. On June 21, 2010, the NMED filed its proposed regional haze SIP with the EIB. The NMED filing included a finding by the NMED that BART for NOX at SJGS is a technology known as “selective catalytic reduction” (“SCR”) plus “sorbent injection.” PNM disagrees with this BART determination and plans to vigorously challenge the finding.

As part of its 2007 submission, PNM analyzed SCR and concluded it was not appropriate as BART. PNM estimates that the cost of installation of the SCR technology at SJGS would be approximately $750 million to $1 billion for the entire station, of which PNM’s share would be approximately 46.3% based on its SJGS ownership percentage. In its filing, the NMED stated that it did not necessarily agree with PNM’s estimate and that it expected the actual costs for SCR technology to be lower than PNM’s estimate. Installation of the sorbent injection technology would cost an additional approximately $40 million for the entire station. These technologies would also increase operating costs at SJGS. PNM would seek recovery from its ratepayers of all costs that may ultimately be incurred.

The EIB had set the matter for hearing in October 2010. PNM filed a motion to reschedule the hearing, which was granted. A hearing on the NMED’s proposal is scheduled to commence on January 10, 2011. Any SIP approved by EIB would be submitted to EPA Region 6 for final approval.

The EPA is subject to a consent decree that requires it to issue a proposed FIP for certain states, including New Mexico, for regional haze mitigation by November 11, 2010, if no proposed SIP has been submitted. Because

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the NMED hearing on the proposed SIP will occur after the consent decree deadline, it is anticipated that EPA Region 6 will issue a proposed Interstate Transport FIP on or before November 11, 2010 that will include a BART determination for NOX controls at SJGS. PNM has been in communication with the EPA on BART issues related to SJGS and has provided data to the EPA in response to requests. The EPA process would include at least a thirty day public comment period. The consent decree requires a final approved SIP or FIP for New Mexico by May 11, 2011.

If the BART determination proposed by the NMED is ultimately approved and upheld, or if an EPA Region 6 FIP, once finalized, includes a BART determination requiring SCR installation at SJGS, the SJGS participants would have five years to achieve compliance with such BART requirements. PNM continues to assess the NMED proposal and work with EPA Region 6 as it conducts its review of the SJGS BART analysis. While PNM cannot accurately predict the impact of these requirements on PNM’s ratepayers until requirements, if any, are finalized, it has estimated that the installation of SCR controls would cost the average residential PNM customer about $90 per year for an estimated 20 years and that costs to businesses would be higher. PNM is unable to predict the ultimate outcome of this matter.

Four Corners

EPA Region 9 previously requested that APS, as the operating agent for Four Corners, perform a BART analysis for Four Corners. APS submitted an analysis to the EPA concluding that certain combustion control equipment constitutes BART for these plants. Based on the analyses and comments received through EPA’s rulemaking process, the EPA will determine what it believes constitutes BART for Four Corners. The Four Corners plant participants’ obligations to comply with the EPA’s final BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations, and other business considerations, could jeopardize the economic viability of Four Corners or the ability of individual participants to continue their participation in Four Corners. In particular, SCE, a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at the plant. In order to coordinate with Four Corners’ other scheduled activities, APS is currently implementing portions of its recommended plan on a voluntary basis. Costs related to the implementation of these portions of the recommended plan are included in PNM’s 2010 and 2011 construction expenditure estimates.

On October 6, 2010, the EPA issued its proposed BART determination for Four Corners, which is subject to a sixty day public comment period beginning October 19, 2010. APS has requested a sixty day extension. Once the comment period has run, the EPA will then consider the comments submitted and issue a final rule. The rule, as proposed, would require the installation of SCR as post-combustion controls on each of Units 1-5 at Four Corners to reduce nitrogen oxides emissions. As previously disclosed, PNM’s total costs could be up to approximately $69.0 million for post-combustion controls at Four Corners. PNM would seek recovery from its ratepayers of all costs that may ultimately be incurred.

The EPA proposed a 10% stack opacity limitation for all five units and a 20% opacity limitation on certain fugitive dust emissions, although the proposed fugitive dust provision is unrelated to BART.

PNM is currently evaluating the impacts of EPA’s proposed BART determination for Four Corners. The participant owners of Four Corners will have five years after the EPA issues its final determination to achieve compliance with the BART requirements. PNM is unable to predict the ultimate outcome of this matter.

Ozone Non-Attainment

In March 2009, the NMED published its draft recommendation of area designations for the 2008 revised ozone national ambient air quality standard. The draft recommended that San Juan County, New Mexico be designated as non-attainment for ozone. SJGS is situated in San Juan County. However, the NMED subsequently determined that the monitor indicating high ozone levels was not reliable and did not recommend to the EPA that

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

San Juan County be designated as non-attainment. On January 6, 2010, the EPA announced it would strengthen the 8-hour ozone standard by setting the standard in a range of 0.060-0.070 parts per million (“ppm”). It is uncertain when the EPA will make its final determination. If EPA sets the standard at 0.070 ppm, San Juan County and Dona Ana County may be designated as non-attainment for ozone. If the standard is set lower than 0.070 ppm, other counties in the state, including Bernalillo County, may be designated as non-attainment. A non-attainment designation for Bernalillo County could result in the requirement to reduce NOX emissions from Reeves Station by 2014, and a non-attainment designation for San Juan County could result in the requirement to reduce NOX emissions from SJGS by 2014. The Company cannot predict the outcome of this matter or if additional NOX controls would be required as a result of ozone non-attainment designation.

Citizens Suit under the Clean Air Act

On May 10, 2005, PNM and the other owners of SJGS resolved the Grand Canyon Trust’s and Sierra Club’s Citizens Suit under the Clean Air Act and NMED’s threatened administrative compliance order by entry of a Consent Decree. As required by the Consent Decree, PNM submitted reports addressing mercury emission controls for SJGS. Plaintiffs and NMED rejected PNM’s reports. PNM disputes the validity of the rejection of the reports. On May 17, 2010, PNM filed a petition with the federal district court seeking a judicial determination on the dispute relating to PNM’s mercury controls. NMED and plaintiffs seek to require PNM to implement mercury controls that PNM estimates would increase annual operating costs for the entire station by as much as $42 million. The court has scheduled a status conference on November 29, 2010 for purposes of establishing the appropriate process for resolution of the outstanding disputes related to this matter and to discuss other issues raised in PNM’s petition. PNM cannot predict the outcome of these disputes.

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

Four Corners Notice of Intent to Sue

On May 7, 2010, APS received a Notice of Intent to Sue from Earthjustice, on behalf of several environmental organizations, related to alleged violations of the Clean Air Act at Four Corners. The notice alleges new source review-related violations and new source performance standard violations. Under the Clean Air Act, a citizens group is required to provide 60 days advance notice of its intent to file a lawsuit. Within that 60-day time period, the EPA may step in and file a lawsuit regarding the allegations. If the EPA does so, the citizens group is precluded from filing its own lawsuit, but it may still intervene in the EPA's lawsuit, if it so desires. The 60-day period lapsed in early July, and the EPA did not take any action. At this time, the Company cannot predict whether or when Earthjustice might file a lawsuit.

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

On May 4, 2010, the EPA issued a proposed rulemaking to regulate CCBs. The proposal asks for public comment on two approaches for regulating CCBs. One option is to regulate CCBs under Subtitle C of the RCRA as a hazardous waste which allows the EPA to create a comprehensive federal program for waste management and disposal of CCBs. The other option is to regulate CCBs under RCRA Subtitle D as a non-hazardous waste. This provides the EPA with the authority to develop performance standards for waste management facilities handling the CCBs and would be enforced primarily through citizen suits. Both options allow for continued use of CCBs in beneficial applications. EPA’s proposal does not address the placement of CCBs in surface mine pits for reclamation. The EPA has indicated that it will work with the OSM to develop federal regulations for placement of CCBs in minefill operations. The proposed rule also states that the EPA and OSM will consider the recommendations of the National Research Council, which, at the direction of Congress, studied the health, safety and environmental risks associated with the placement of CCBs in U.S. coal mines. The 2006 report concluded that the “placement of coal combustion residues in mines as part of coal mine reclamation may be an appropriate option for the disposal of this material.” On June 21, 2010, the EPA published the proposed rule in the Federal Register. The public comment period on the proposed rule ends November 19, 2010.

PNM advocates for the non-hazardous regulation of CCBs under Subtitle D of RCRA. PNM is encouraged by the EPA’s proposed decision to develop separate federal regulations in conjunction with the OSM for mine placement of CCBs and believes the proper place for regulatory oversight should come from the OSM and state mining and mining reclamation agencies. In addition, PNM believes the decision by the EPA to consider the conclusions of the National Research Council study in the development of federal regulations regarding placement of CCBs in minefilling operations is a prudent one. PNM cannot predict the outcome of the EPA’s or OSM’s proposed rulemaking regarding CCB regulation, including mine placement of CCBs, or whether these actions will have a material adverse impact on its operations, financial position, or cash flows.

Sierra Club Actions

In December 2009, PNM and PNMR received a Notice of Intent to Sue (“RCRA Notice”) under the RCRA from the Sierra Club. The RCRA Notice was also sent to all SJGS owners, to SJCC, which operates the San Juan Mine that supplies coal to SJGS, and to BHP. Additionally, PNM was informed that SJCC and BHP received a separate notice of intent to sue under the Surface Mine Control and Reclamation Act ("SMCRA") from the Sierra Club. On April 8, 2010, the Sierra Club filed suit in the U.S. District Court for the District of New Mexico against PNM, PNMR, SJCC, and BHP. In the suit, the Sierra Club alleges that activities at SJGS and the San Juan Mine are causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCBs at the San Juan Mine constitutes "open dumping" in violation of RCRA. The claims under RCRA are asserted with respect to PNM, PNMR, SJCC and BHP. The suit also includes claims under SMCRA, which are directed only against SJCC and BHP. The complaint requests judgment for the following relief: an injunction requiring the parties to undertake certain mitigation measures with respect to the placement of CCBs at the mine or to cease placement of CCBs at the mine; the imposition of civil penalties; and an award of plaintiff’s attorney’s fees and costs. On July 10, 2010, the Sierra Club filed an amended complaint that corrected some technical deficiencies in its original complaint. The factual allegations remained the same. The parties have agreed to and the Court has entered a stay of the action on August 27, 2010 to allow the parties to try to address Sierra Club’s concerns. If the parties are unable to settle the matter, PNM is prepared to aggressively defend its position in the RCRA litigation. PNM and PNMR cannot predict the outcome of this matter at the present time.

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

Other Commitments and Contingencies

Coal Supply

The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At September 30, 2010 and December 31, 2009, prepayments for coal amounted to $35.1 million and $32.1 million. APS purchases all of Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation. The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government. In 2003, PNM completed a comprehensive review of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal. Based on this study, PNM revised its estimates of the final reclamation costs. In 2009, this study was updated. In July 2010, the mining contract for Four Corners, which runs through 2016, was restructured with pricing to be determined using an escalating base-price. The estimate for decommissioning the Four Corners mine is being revised with completion expected later in 2010. Based on the most recent estimates, the final costs of mine reclamation, net of contract buyout costs paid to SJCC and reclamation payments made through September 30, 2010, are estimated to be $56.0 million for the surface mines at both SJGS and Four Corners and $23.3 million for the underground mine at SJGS, in future dollars. As of September 30, 2010 and December 31, 2009, obligations of $24.5 million and $26.6 million for surface mine reclamation and $2.6 million and $2.3 million for underground mining activities were recognized on PNM’s Condensed Consolidated Balance Sheets.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PNM is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount of each retrospective assessment PNM could incur under the current NEIL policies totals $5.8 million. The insurance coverage discussed in this and the previous paragraph is subject to policy conditions and exclusions.

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

Rights-of-Way Matters

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. Several of the agreements granting rights-of-way have expired or will expire within the next few years. PNM is actively reviewing these matters and negotiating with certain parties, as appropriate, for the renewal of these rights-of-way and has completed several renewals, the largest of which is a renewal with the Navajo Nation. On October 20, 2010, PNM and the Navajo Nation entered into an extension/renewal agreement covering all rights-of-way granted by the Navajo Nation to PNM. The existing rights-of-way had varying expiration dates and all were extended to April 7, 2030. PNM is obligated under the agreement to pay the Navajo Nation 20 annual payments of $6.0 million each beginning in 2010. The annual payments are subject to adjustment each year based on the Consumer Price Index. In the event of early termination or cancellation under the agreement, any remaining payments become due. PNM will account for this agreement as an operating lease.

There can be no assurance that the remaining rights-of-way currently being negotiated or soon to be discussed will be renewed. If PNM is not successful in renewing the remaining rights-of-way on Native American lands, it could be forced to remove its facilities from or abandon its facilities on the property covered by the rights-of-way and seek alternative routes for its transmission or distribution facilities. With respect to non-tribal government land and private land, PNM may have condemnation rights. Rights-of-way costs have historically been recovered in rates charged to customers. PNM will seek to recover rights-of-way costs in future rates, but cannot predict the outcome of future rate cases.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The federal government appealed this matter to the U.S. Court of Appeals for the Federal Circuit and Plaintiffs cross-appealed. On October 21, 2009, the Federal Circuit issued its opinion, affirming in part and reversing in part the decision of the Court of Claims, resulting in an award to the Plaintiffs of $9.7 million. The appeal period expired in January 2010. A final judgment order was entered for $9.7 million, which amount was received in April 2010. PNM recorded the amount, net of legal expenses of $1.2 million, as other income in the three months ended March 31, 2010.

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

In December 2009, PNM and the California Parties reached an agreement in principle to settle all remaining claims against PNM in these proceedings and on February 11, 2010, PNM entered into a “Settlement and Release of Claims Agreement” (the “Settlement Agreement”), which was filed with FERC on February 12, 2010. The settlement contemplated by this agreement was subject to FERC approval, which was received on April 29, 2010. On May 27, 2010, the Sacramento Municipal Utility District, whose earlier comments opposing the settlement were rejected by FERC, filed with FERC a request for rehearing of the April 29 approval order. That request remains pending before FERC. The terms of the Settlement Agreement provide, among other things, for PNM to pay to the California Parties the amount of $45.0 million, consisting of the assignment of PNM receivables plus interest as of December 31, 2009 from the Cal ISO and the Cal PX in the amount of $13.1 million plus a cash payment of $31.9 million and for the California Parties to release PNM from claims arising from the California energy crisis of 2000 and 2001. PNM recorded the settlement, which was included in other current liabilities, at December 31, 2009. Additionally, the Settlement Agreement provides that certain of the California Parties will assume liability that PNM may have to entities that choose not to opt in to the settlement. PNM expressly denies any wrongdoing or culpability with respect to the claims against it that are released by the Settlement Agreement and, in entering into the settlement, does not admit any fault or liability.

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

Begay v. PNM et al

A putative class action was filed against PNM and other utilities on February 11, 2009 in the United States District Court in Albuquerque. Plaintiffs claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation. Plaintiffs, including an allottee association, make broad, general assertions that defendants, including PNM, are rights-of-way grantees with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both. The plaintiffs, who have sued the defendants for breach of fiduciary duty, seek a constructive trust. They have also included a breach of trust claim against the United States and its Secretary of the Interior. PNM and the other defendants filed motions to dismiss this action. On March 31, 2010, the court ordered that the entirety of the plaintiffs’ case be dismissed. The court did not grant plaintiffs leave to amend their complaint, finding that they instead must pursue and exhaust their administrative remedies before seeking redress in federal court.

On May 10, 2010, Plaintiffs filed a Notice of Appeal with the Bureau of Indian Affairs. PNM intends to participate in order to preserve its interests regarding any PNM-acquired rights-of-way implicated in the appeal. As the administrative appeal process is only in its initial stages, PNM cannot predict the outcome of the proceeding at this time.

Transmission Issues

On November 24, 2009, FERC issued Order 729 approving two Modeling, Data, and Analysis Reliability Standards (“Reliability Standards”) submitted by the North American Electric Reliability Council – MOD-001-1 (Available Transmission System Capability) and MOD-029-1 (Rated System Path Methodology). Both MOD-001-1 and MOD-029-1 require a consistent approach, provided for in the Reliability Standards, to measuring the total transmission capability (“TTC”) of a transmission path. The TTC level established using the two Reliability Standards could result in a reduction in the available transmission capacity currently used by PNM to deliver generation resources necessary for its jurisdictional load and for fulfilling its obligations to third-party users of the PNM transmission system. PNM continues to evaluate its transmission system under the provisions of the two Reliability Standards and consult with other transmission facility owners with whom PNM is interconnected to determine the impact on the capability of its transmission system. PNM is unable to predict the outcome of this matter.

On April 20, 2010, Cargill Power Markets, LLC (“Cargill”) filed a complaint with FERC, asserting that PNM improperly processed its transmission service queue and unfairly invalidated a transmission service request by Cargill. On July 29, 2010, FERC issued an order and established a schedule for hearing and settlement procedures. In its order, FERC determined that PNM had improperly invalidated a single Cargill transmission service request submitted on February 21, 2008 and set the issue for hearing to determine an appropriate remedy. However, the

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

hearing is being held in abeyance by FERC to provide time for settlement negotiations under the oversight of a FERC settlement judge. On September 27, 2010, FERC granted rehearing for further consideration. PNM is unable to predict the outcome of this matter.

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

PNM

Emergency FPPAC

On March 20, 2008, PNM and the IBEW filed a joint motion in PNM’s 2007 Electric Rate Case requesting NMPRC authorization to implement an Emergency FPPAC on an interim basis. On May 22, 2008, the NMPRC issued a final order that approved the Emergency FPPAC with certain modifications. PNM implemented the Emergency FPPAC from June 2, 2008 through June 30, 2009.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The order also directed PNM to file a response to the auditors’ report, to provide certain additional information, and to show cause why it should not be fined for recovering replacement power costs without prior NMPRC approval. PNM filed its response to the show cause order on February 12, 2010. On February 19, 2010, the auditor’s report on replacement power costs was submitted to the NMPRC. The report concluded that the methodology used to estimate the cost of replacement power was reasonable, that PNM purchased power at the lowest reasonable cost, and that outage planning and scheduling and plant operations were reasonable. These findings are subject to NMPRC review and approval. On April 12, 2010, the NMPRC staff filed a request for a hearing on whether the replacement power costs should be approved and whether any penalty should be imposed, to which PNM responded. PNM will continue to assert that its recovery of replacement power costs was proper and did not violate the NMPRC’s order, but is unable to predict the outcome of this matter.

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

On July 1, 2009, PNM filed its annual Renewable Energy Portfolio Procurement Plan for 2010 with the NMPRC. Under the plan, PNM proposed to rely on a mixture of solar, wind, and biogas resources and the purchase of RECs to meet its renewable energy requirements for 2010 and 2011 and committed to file for additional projects later in the year. In September 2009, the NMPRC rejected the plan and ordered PNM to file a revised plan. In December 2009, the NMPRC approved the biogas resources project and a procurement of RECs.

PNM and several parties to the proceeding filed a stipulation and PNM filed its revised 2010 procurement plan. Under the revised plan, PNM proposed to invest approximately $265 million on solar PV facilities and implement a customer-sited PV distributed generation program to replace its current PV programs. The plan and stipulation were opposed by a number of parties, including the AG and the NMPRC staff. On August 31, 2010, the NMPRC issued an order on the revised plan that rejected portions of the plan but approved PNM’s investment in 22 MW of solar PV facilities at various PNM sites and the construction of a proposed solar-storage demonstration project. The NMPRC also modified PNM’s distributed generation REC purchase program. PNM is allowed recovery of costs associated with the purchase of the RECs and for the investments in the solar PV and demonstration projects, up to $107.7 million, PNM’s estimated amounts of these investments. PNM anticipates requesting recovery of these costs from customers through a rate rider.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 1, 2010, PNM filed its new renewable energy plan for 2011. The 2011 plan proposed the procurement of 250,000 MWh of RECs from another New Mexico public utility to be used for compliance with the renewable portfolio standard in 2011. On October 5, 2010, the NMPRC issued an order rejecting PNM’s plan for 2011 as incomplete because certain planning assumptions in the plan were found to be outdated and ordered PNM to file a new plan within 60 days. The 180-day period for NMPRC action on the 2011 plan will start on the date the new plan is filed. PNM cannot predict the outcome of this matter.

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

On May 5, 2010, PNM filed proposed tariffs under the amended rule to recover a rate adder related to 2010 efficiency programs. PNM proposed to recover $6.2 million over a twelve-month period following NMPRC approval. The NMPRC suspended these tariffs through December 1, 2010, and has established a procedural schedule for the case. The staff of the NMPRC filed testimony recommending the recovery of not more than $4.2 million. A public hearing was held on September 14, 2010 and a decision is expected in late November 2010. PNM cannot predict the outcome of this proceeding.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

  On July 7, 2009, the NMPRC ordered an investigation into whether it is prudent for PNM to continue certain load management programs initiated in 2008 with NMPRC approval, considering its recent addition of supply-side resources. PNM offers these programs through contracts with third-party vendors that contain substantial fees for early termination. On March 10, 2010, the NMPRC issued an order concluding that it would not be prudent to terminate the programs, and remanded the case to a hearing examiner to consider whether freezing the programs at current levels would be possible and, if so, prudent. A hearing was held June 22, 2010 on the issues identified in the order on remand. On August 12, 2010, the NMPRC issued a final order approving the continuation of the load management programs without modification.

2010 Energy Efficiency Application

  On September 15, 2010, PNM filed an energy efficiency program application for programs to be offered beginning June 1, 2011. PNM is requesting to discontinue one program, add two new programs, revise estimated budgets and participation levels for programs that will be continued, revise the program cost recovery tariff riders, reconcile program costs with revenues through the effective date of the revised riders, and recover disincentive/incentive adders for 2011 energy efficiency and demand response programs, as provided by the NMPRC rules. The total amount that PNM has proposed to recover through the tariff riders is $32.9 million, which includes $6.2 million for the 2010 programs adder discussed above. A procedural order has been issued that includes a public hearing on February 23, 2011. PNM is unable to predict the outcome of this proceeding.

Rates for Former TNMP Customers in New Mexico

  PNM serves the former New Mexico customers of TNMP (“TNMP-NM” or “PNM South”) under rates approved by the NMPRC in its order approving PNMR’s acquisition of TNMP. Under that order, rates charged to TNMP-NM customers were set through December 31, 2010. In January 2009, the NMPRC directed PNM to estimate the revenue requirement increase that would be reflected in a TNMP-NM rate application for rates effective January 2011. PNM estimated that the rate increase could be between 40% and 56% depending on fuel costs. In April 2009, the NMPRC directed PNM, the NMPRC staff, and other parties to attempt to reach consensus on ways to mitigate the impact of this potential rate increase and appointed a mediator. Several mediations were held but no agreement was reached. In March 2010, the NMPRC issued its Order Initiating Investigation and Requiring Informational Filings to which PNM and other parties filed timely responses. On May 25, 2010, the NMPRC issued an order setting a procedural schedule for the submission of testimony and a hearing. The order further directed PNM and the NMPRC staff to file testimony addressing certain matters related to cost allocation, which was filed on June 17, 2010. On July 14, 2010, the NMPRC vacated the hearing date without setting a new date. The TNMP-NM customers have been included in the rate filing discussed under 2010 Electric Rate Case below. PNM cannot predict the outcome of this matter.

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

Application to Hedge Fuel and Purchased Power Costs

In August 2009, PNM filed an application for approval of a plan to manage fuel and purchased power costs by entering into certain forward market transactions relating to the procurement of fuel and purchased power and the sale of excess electrical energy in the wholesale market. PNM’s application sought NMPRC authorization to conduct these activities, which involve hedging practices, and to pass through the costs and benefits of the transactions to jurisdictional customers using PNM’s FPPAC. The NMPRC staff filed testimony recommending approval of PNM’s application with minor modifications. PNM filed rebuttal testimony agreeing with the proposed modifications. A hearing was held on February 23, 2010. The NMPRC approved the program on April 20, 2010 and PNM has begun the hedging program.

2010 Electric Rate Case

PNM filed its 2010 Electric Rate Case application with the NMPRC on June 1, 2010 for rate increases for all PNM retail customers to be effective April 1, 2011. The application proposed separate rate increases for those customers served by PNM (“PNM North”) prior to its acquisition of TNMP and for the customers formerly served by TNMP (“PNM South”). The proposed total increase of $165.2 million represents a 22% increase for PNM North and a 20% increase for PNM South. The filed revenue requirements are based on a future test period ending December 31, 2011. If the NMPRC grants the entire relief requested, PNM proposes to implement the increase in two steps. Phase 1 would become effective April 1, 2011 (PNM North: $111.1 million, 16%; PNM South: $8.7 million, 14%), and Phase 2 would become effective January 1, 2012 (PNM North: $41.7 million, 6%; PNM South: $3.6 million, 6%). PNM also proposed to implement a FPPAC for PNM South. This is the first rate case filing in New Mexico proposing a future test year consistent with the recently enacted SB 477. The NMPRC suspended the rates until April 1, 2011. NMPRC staff, the AG, and the Albuquerque-Bernalillo County Water Utility Authority each filed motions to either dismiss the case or extend the suspension period. After PNM had responded to the other parties’ motions, the NMPRC issued an order on July 27, 2010. The NMPRC granted the other parties’ motions in part. The NMPRC determined that PNM’s rate filing was incomplete, ordered PNM to supplement its rate application, directed that the suspension period not begin to run until PNM’s rate application was made complete, and extended the suspension period by one month. PNM believed that the order was erroneous both in its assessment of the completeness of PNM’s filing and in its application of the governing legal standards. On August 5, 2010, PNM supplemented its rate case application in conformance with the NMPRC’s order and also on August 5, 2010 petitioned the New Mexico Supreme Court requesting the Court to vacate the NMPRC’s July 27, 2010 order and for other equitable relief. The Supreme Court denied PNM’s petition on September 13, 2010. A public hearing at the NMPRC on the 2010 Electric Rate Case is scheduled to begin January 31, 2011. PNM is unable to predict the outcome of this proceeding.

Transmission Rate Case

In October 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually. If approved, the rate increase would apply to all of PNM’s wholesale electric transmission service customers, which include other utilities, electric co-operatives, and entities that use PNM’s transmission system to transmit power at the wholesale level. The proposed rate increase would not impact PNM’s retail customers. PNM is unable to predict the outcome of this proceeding.

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

Interest Rate Compliance Tariff

Following a revision of the interest rate on TNMP’s carrying charge, TNMP filed a compliance tariff to implement the new 8.31% rate. TNMP’s filing proposed to put the new rates into effect on February 1, 2008. Intervenors asserted objections to the compliance filing. PUCT staff urged that the PUCT make the new rate effective as of December 27, 2007 when the PUCT’s order establishing the correct rate became final. After regulatory proceedings, the PUCT issued an order making the new rate retroactive to July 20, 2006. TNMP filed an appeal of this order in the District Court in Austin, Texas. A hearing was held on June 17, 2010. On June 28, 2010, the District Court decided to reverse the PUCT decision and remand the matter back to the PUCT for a determination that is not retroactive. The PUCT and other parties have appealed the decision to the Texas 3rd Court of Appeals. While there is inherent uncertainty in this type of proceeding, TNMP believes it will ultimately be successful in overturning any ruling that the effective date should be prior to December 27, 2007.

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

Advanced Meter System Deployment and Surcharge Request

On May 26, 2010, TNMP filed a request with PUCT to approve TNMP’s proposed advanced meter deployment. The filing also requested a surcharge to collect $158 million in costs over 12 years, including recovery of capital expenditures incurred through 2015 of $70.6 million. On June 1, 2010, the PUCT referred the matter to the State Office of Administrative Hearings. This matter is currently set for hearing in February 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2010 Rate Case

On August 26, 2010, TNMP filed with the PUCT for a $20.1 million increase in revenues, requesting that new rates go into effect on October 1, 2010. In its request, TNMP also asked for permission to update its catastrophe reserve fund that would be utilized to pay for a utility system’s costs in recovering from natural disasters and acts of terrorism. Additionally, TNMP requested a rate rider to recover costs to storm harden its system. On August 30, 2010, the PUCT referred the matter to the State Office of Administrative Hearings. The ALJ entered an order on September 7, 2010, setting a procedural schedule that will permit the PUCT to determine the case within 185 days from filing. That order scheduled trial for December 2010.

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

In January 2010, Optim Energy entered into floating-to-fixed interest rate swaps with an aggregate notional amount of $650.0 million. The effect of these swaps is to convert $650.0 million of borrowings under Optim Energy’s credit facility from an interest rate based on the one-month LIBOR rate to a fixed rate of 1.33% through January 7, 2011, exclusive of loan guaranty fees. These swaps are accounted for as cash-flow hedges. At September 30, 2010, these swaps had a pre-tax fair value loss of $0.6 million, which is included in current liabilities below.

In April 2010, PNMR and ECJV each made an equity contribution to Optim Energy of $15.0 million in cash. PNMR and ECJV also agreed to make additional cash contributions during 2010 that would aggregate approximately $5.0 million from each owner of which each had contributed $3.9 million as of October 25, 2010. Optim Energy used the equity contributions to reduce amounts outstanding under its bank financing arrangement and will also use the additional contributions to reduce debt. PNMR has no other commitments or guarantees with respect to Optim Energy.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for Optim Energy is as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Operating revenues	$ 111,061	$100,852	$303,526	$237,978
Cost of sales	72,111	55,005	210,643	143,057

Gross margin	38,950	45,847	92,883	94,921
Non-fuel operations and maintenance expenses	8,264	7,588	25,234	24,119
Administrative and general expenses	6,750	5,811	17,306	21,117
Depreciation and amortization expense	12,394	10,027	37,303	25,775
Taxes other than income tax	(965)	2,470	5,630	9,043

Operating income	12,507	19,951	7,410	14,867
Interest charges	(4,703)	(4,100)	(14,036)	(9,574)
Other income (deductions)	9	(20)	76	(89)

Earnings (loss) before income taxes	7,813	15,831	(6,550)	5,204
Income taxes (1)	199	255	267	368

Net earnings (loss)	$ 7,614	$15,576	$(6,817)	$4,836

50 percent of net earnings (loss)	$ 3,807	$7,788	$(3,408)	$2,418
Amortization of basis difference in Optim Energy	(1,312)	(886)	(2,306)	(1,474)

PNMR equity in net earnings (loss) of Optim Energy	$ 2,495	$6,902	$(5,714)	$944

(1) Represents the Texas Margin Tax, which is considered an income tax under GAAP.

Financial Position

	September 30, 2010	December 31, 2009
	(In thousands)

Current assets	$117,432	$128,619
Net property plant and equipment	930,227	951,757
Other long-term assets	125,693	137,384

Total assets	1,173,352	1,217,760

Current liabilities	44,987	66,190
Long-term debt	723,000	755,000
Other long-term liabilities	6,371	5,710

Total liabilities	774,358	826,900

Owners’ equity	$398,994	$390,860

50 percent of owners’ equity	$199,497	$195,430
Unamortized PNMR basis difference in Optim Energy	196	236

PNMR equity investment in Optim Energy	$199,693	$195,666

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Optim Energy has a hedging program the level of which varies at any given time depending on current market conditions and other factors. Economic hedges that do not qualify, or are not designated, as cash flow hedges or normal purchases/sales and that are derivative instruments are required to be marked to market. In the three months ended September 30, 2010, Optim Energy recorded a loss of $0.9 million on the mark-to-market of economic hedges, compared to a loss of $1.1 million in 2009. In the nine months ended September 30, 2010, Optim Energy recorded income of $2.2 million on the mark-to-market of economic hedges, compared to a loss of $7.1 million in 2009.

Optim Energy individually valued each asset and liability received in the Altura (Twin Oaks) and Altura Cogen transactions and initially recorded them on its balance sheet at the determined fair value. For both transactions, this accounting results in a significant amount of amortization since the acquired contracts’ terms differed significantly from fair value at the date of acquisition and emission allowances, while acquired from government programs without future cost to Optim Energy, had significant market value at the date of acquisition. Optim Energy recorded amortization of contracts acquired of $1.7 million and $3.6 million for the three months ended September 30, 2010 and 2009, which increased operating revenues, and $6.5 million and $2.7 million for the nine months ended September 30, 2010 and 2009, which reduced operating revenues. Optim Energy also recorded amortization expense on emission allowances of $1.4 million and $3.9 million for the three months and nine months ended September 30, 2010 and $1.2 million and $3.5 million for the three months and nine months ended September 30, 2009, which is recorded in cost of sales.

The contribution of Altura created a basis difference between PNMR’s recorded investment in Optim Energy and 50 percent of Optim Energy’s equity. A significant portion of the basis difference relates to contract amortization and will continue through 2010. Other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant. For the three months and nine months ended September 30, 2010 and 2009, the basis difference adjustment detailed above relates primarily to contract amortization.

LCC is Altura Cogen’s counterparty in several agreements including a contract for power and steam sales. In addition, LCC leases Altura Cogen the land for its operating facility and provides other services, including water, to that facility. On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The pre-petition net amount due from LCC was fully reserved as of December 31, 2008. LCC has filed documents with the bankruptcy court indicating its desire to assume the existing contracts. LCC and Optim Energy are currently in negotiations to settle outstanding matters. Optim Energy believes that LCC will continue to perform under the existing contracts. In the three months ended June 30, 2010, Optim Energy reversed the $1.0 million previously reserved.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Transmission and distribution related services billings:
TNMP to PNMR	$11,495	$12,311	$30,717	$31,792

Services billings:
PNMR to PNM(1)	26,373	22,896	69,948	56,769
PNMR to TNMP	6,798	6,012	19,090	16,314
PNM to TNMP	100	271	379	537
TNMP to PNMR	53	159	266	503
PNMR to Optim Energy	1,393	2,177	4,304	5,270
Optim Energy to PNMR	107	57	157	273

Income tax sharing payments:
PNM to PNMR	-	44,994	-	90,733
TNMP to PNMR	-	751	-	3,779
PNMR to PNM	-	-	35,190	-

Interest payments:
TNMP to PNMR	57	153	242	754

(1) PNM shared services include billings to PNM Gas of zero and $0.9 million for the three months and nine months ended September 30, 2009.

(13)	New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not been adopted by the Company and could have a material impact, is presented below.

Accounting Standard Update 2010-06 – Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements

The FASB released amended guidance related to disclosures of fair value measurements. The update requires entities to enhance interim and annual disclosures about fair value measurements, specifically:

-Further disaggregate the level presented for debt and equity securities

-Disclose the amount and reason for significant transfers between fair value categories Level 1 and Level 2

-Disclose information about the purchases, sales, issuances, and settlements for items in Level 3 of the fair value measurements on a gross basis rather than net

The enhanced disclosure for the first two items was effective for the interim period ended March 31, 2010 and is included in Note 4 to the extent applicable. The third item regarding Level 3 information is effective for the interim period ending March 31, 2011 and will be included at that time.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Standard Update 2010-20 – Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB released guidance requiring enhanced disclosures providing a greater level of disaggregated information about the credit quality of an entity’s financing receivables and the allowance for credit losses, as well as credit quality indicators, past due accounts information, and modifications of financing receivables. The enhanced disclosures required for the end of a reporting period are effective at December 31, 2010 and the disclosures about activity that occurs during a reporting period are effective beginning January 1, 2011. Due to the nature of the Company’s receivables, the update will have minimal impact on the Company’s financial statements.

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

Results of Operations

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(In thousands)
Operating revenues	$ -	$ 65,695
Cost of energy	-	44,698

Gross margin	-	20,997
Operating expenses	356	10,365
Depreciation and amortization	-	-

Operating income (loss)	(356)	10,632
Other income (deductions)	-	292
Interest charges	-	(962)
Gain on disposal	(1,791)	99,299

Segment earnings (loss) before income taxes	(2,147)	109,261
Income taxes (benefit)	(785)	37,381

Segment earnings (loss)	$ (1,362)	$ 71,880

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

On April 18, 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Belen, New Mexico. Valencia became operational on May 30, 2008. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. The term of the PPA is for 20 years beginning June 1, 2008, with the full output of the plant estimated to be 145 MW. During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. PNM estimates that the plant will typically operate during peak periods of energy demand in summer. PNM is obligated to pay fixed O&M and capacity charges in addition to variable O&M charges under this PPA. For the three months and nine months ended September 30, 2010, PNM paid $4.6 million and $13.5 million for fixed charges and $0.8 million and $1.0 million for variable charges. For the three months and nine months ended September 30, 2009, PNM paid $4.1 million and $12.1 million for fixed charges and $0.4 million and $0.5 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Operating revenues	$ 5,275	$ 4,034	$ 14,502	$ 12,586
Operating expenses	(1,366)	(1,498)	(4,197)	(4,696)

Earnings attributable to non-controlling interest	$ 3,909	$ 2,536	$ 10,305	$ 7,890

Financial Position

	September 30,	December 31,
	2010	2009
	(In thousands)

Current assets	$ 5,340	$ 3,981
Net property, plant and equipment	84,302	86,349

Total assets	89,642	90,330
Current liabilities	1,127	971

Owners’ equity – non-controlling interest	$ 88,515	$ 89,359

Changes in Owner’s Equity – Non-controlling Interest

Nine Months Ended
September 30, 2010
(In thousands)

Balance at beginning of period	$ 89,359
Earnings attributable to non-controlling interest	10,305
Net equity transactions with Valencia’s owner	(11,149)

Balance at end of period	$ 88,515

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. There are currently eight separate lease agreements with eight different trusts whose beneficial owners are five different institutional investors. PNM is not the legal or tax owner of the leased assets. The beneficial owners of the trusts possess all of the voting control and pecuniary interests in the trusts. PNM has an option to purchase the leased assets at appraised value at the end of the leases, but does not have a fixed price purchase option and does not provide residual value guarantees. PNM has options to renew the leases at fixed rates set forth in the leases for two years beyond the termination of the original lease terms. The option periods on certain leases may be further extended for up to an additional six years if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. Under GAAP, these renewal options are considered to be variable interests in the trusts and result in the trusts being considered variable interest entities. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes, aggregate $118.5 million over the remaining terms of the leases. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of September 30, 2010, PNM could have been required to

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

pay the beneficial owners up to approximately $177.3 million, which would result in PNM taking ownership of the leased assets and termination of the leases. PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has no assets or liabilities recorded on its consolidated balance sheets related to the trusts other than the accrual of lease payments between the scheduled payment dates. For additional information regarding these leases, see Risk Factors, MD&A – Off Balance Sheet Arrangements, and Note 7 of the Notes to Consolidated Financial Statements in the Annual Reports on Form 10-K.

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

As discussed in Note 9 of the Notes to Consolidated Financial Statements in the Annual Reports on Form 10-K, PNM has a PPA covering the entire output of Delta, which is a variable interest under GAAP. This arrangement was entered into prior to December 31, 2003 and PNM has been unsuccessful in obtaining the information necessary to determine if it is the primary beneficiary of the entity that owns Delta, or to consolidate that entity if it were determined that PNM is the primary beneficiary. Accordingly, PNM is unable to make those determinations and, as provided in GAAP, continues to account for this PPA as an operating lease. PNM makes fixed and variable payments to Delta under the PPA. PNM also controls the dispatch of the generating plant, which impacts the variable payments made under the PPA and impacts the economic performance of the entity that owns Delta. During the three months and nine months ended September 30, 2010, PNM incurred fixed payments of $1.5 million and $4.5 million and variable payments of $0.2 million and $0.4 million under the PPA. During the three months and nine months ended September 30, 2009, PNM incurred fixed payments of $1.4 million and $4.5 million and variable payments of $0.2 million and $0.3 million under the PPA. PNM’s only quantifiable obligation under the PPA is to make the fixed payments, which as of September 30, 2010, aggregated $58.6 million through the end of the PPA in 2020. PNM will also pay variable costs, which cannot be quantified since the amounts are based on how much the generating plant is in operation. PNM has no other obligations or commitments with respect to Delta.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP. The MD&A for PNM and TNMP is presented as permitted by Form 10-Q General Instruction H (2). The term “Company” is used when discussing matters of common applicability to PNMR, PNM, and TNMP. A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, unless otherwise specified. Certain of the tables below may not appear visually accurate due to rounding.

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

PNM anticipates a trend toward increasing costs of providing electric service and a period of plant expansion, primarily from renewable energy sources under the renewable energy portfolio requirements established pursuant to New Mexico’s Renewable Energy Act and related regulations of the NMPRC. PNM also anticipates increases in costs related to rights-of-way, pension and benefits, and depreciation. PNM will seek to recover these increased costs of providing service to regulated customers through future rate filings, which may occur more frequently than in the past. The impact that rate increases may have on customers’ usage and their ability to pay is unknown.

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

PNM filed its 2010 Electric Rate Case application with the NMPRC on June 1, 2010 for rate increases for all PNM retail customers to be effective April 1, 2011. The application proposed separate rate increases for those customers served by PNM (“PNM North”) prior to its acquisition of TNMP and for the customers formerly served by TNMP (“PNM South”). The proposed total increase of $165.2 million represents a 22% increase for PNM North and 20% increase for PNM South. The filed revenue requirements are based on a future test period ending December 31, 2011. If the NMPRC grants the entire relief requested, PNM proposes to implement the increase in two steps. Phase 1 would become effective April 1, 2011 (PNM North: $111.1 million, 16%; PNM South: $8.7 million, 14%), and Phase 2 would become effective January 1, 2012 (PNM North: $41.7 million, 6%; PNM South: $3.6 million, 6%). PNM also proposed to implement a FPPAC for PNM South. This is the first rate case filing in New Mexico proposing a future test year consistent with the recently enacted SB 477. The NMPRC suspended the rates until April 1, 2011. Following motions by certain intervenors, the NMPRC determined PNM’s rate filing was incomplete, ordered PNM to supplement its rate application, directed that the suspension period not begin to run until PNM’s rate application was made complete, and extended the suspension period by one month. PNM believed the order was erroneous and requested the New Mexico Supreme Court to vacate the order, which request was denied. On August 5, 2010, PNM supplemented its rate case application in conformance with the NMPRC’s order. A public hearing at the NMPRC is scheduled to begin January 31, 2011. See Note 10. PNM is unable to predict the outcome of this proceeding.

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

In October 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually. If approved, the rate increase would apply to all of PNM’s wholesale electric transmission service customers, which include other utilities, electric co-operatives, and entities that use PNM’s transmission system to transmit power at the wholesale level. The proposed rate increase would not impact PNM’s retail customers. PNM is unable to predict the outcome of this proceeding.

TNMP

TNMP’s financial health is also highly dependent on continued favorable regulatory treatment. In August 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues, which was subsequently amended to request an additional revenue increase of $15.7 million. In June 2009, TNMP and the other parties in the rate case reached a unanimous settlement resolving all issues in the rate case and permitting TNMP to increase its rates by $12.7 million annually. This increase reflects interest and other costs associated with debt refinancing in March 2009 and the settlement adjusts the interest rate TNMP is allowed to collect on its CTC to reflect those costs. The rate increase includes recovery of Hurricane Ike restoration costs plus carrying costs over five years. The settlement was approved by the PUCT in August 2009, allowed new rates effective September 1, 2009, and allows TNMP to update its transmission rates annually to reflect changes in its invested capital. TNMP filed a request to update its rates under this provision in March 2010, increasing annual revenues by $5.5 million, which was approved by the PUCT on May 14, 2010. Updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. TNMP has filed a request with PUCT to approve TNMP’s proposed advanced meter deployment and to collect $158 million in costs over 12 years, including recovery of capital expenditures incurred through 2015 of

$70.6 million, for that program. On August 26, 2010, TNMP filed with the PUCT for a $20.1 million increase in revenues, requesting that new rates go into effect on October 5, 2010. The PUCT referred the matter to the State Office of Administrative Hearings. The ALJ has set a procedural schedule that will permit the PUCT to determine the case within 185 days from filing and includes a scheduled trial in December 2010. See Note 10.

Environmental Sustainability

The Company’s focus on the electric businesses also includes environmental sustainability efforts. These efforts include environmental upgrades, improving energy efficiency, expanding the renewable energy portfolio of generation resources, and proactively addressing climate change. In early 2009, PNM completed environmental upgrades to each of the four units at SJGS. PNM’s share of the costs of these upgrades, which reduced the levels of particulate matter, NOX, SO2, and mercury emissions, amounted to $161 million. As described in Note 10, PNM is subject to the renewable portfolio standard established by New Mexico’s Renewable Energy Act and related regulations issued by the NMPRC, which require utilities to achieve certain levels of energy sales from renewable sources within its generation mix, including wind, solar, distributed generation, and other sources. PNM is actively engaged in activities to meet the NMPRC standard. PNM has also established various programs to promote energy efficiency, subject to the approval of the NMPRC. The Company monitors initiatives regarding legislation or regulation regarding climate change, including GHG, and participates in organizations and forums concerning climate change. The Company is supportive of a federal program that includes an economy-wide system of limitations on GHG that would include a cap and trade provision and a system of allowances and offsets designed to mitigate rate increases to utility customers. The Company is exploring various methods to mitigate its GHG in anticipation of climate change legislation or regulation, including increasing energy efficiency programs and increased reliance on renewable energy resources. See Climate Change Issues under Other Issues Facing the Company below for additional discussion of climate change matters. All of these efforts involve costs that the Company believes should be recoverable through rates charged to customers to the extent the costs are attributable to regulated operations. However, recovery of these costs is subject to the approval of regulators and will cause upward pressure on rates.

First Choice

As a REP, First Choice operates in the highly competitive Texas retail market, which experienced extreme price volatility and transmission congestion in 2008. ERCOT controls the transmission of power in the areas that First Choice supplies. ERCOT historically has operated through a series of geographic zones, which has led to congestion of the transmission system when large volumes of power were being transmitted between zones. Congestion tends to drive prices up in the spot market. These anomalies negatively impacted the margins realized from end use customers. These conditions were exacerbated by the impacts of Hurricane Ike and depressed economic conditions resulting in very high levels of customer turnover and levels of uncollectible accounts significantly higher than historical experience. ERCOT has made changes in its control protocols and is scheduled to change from the zonal system to a nodal system in December 2010, both of which should reduce congestion and price volatility. During 2009 and 2010, the Texas retail market has been more stable and First Choice does not anticipate the levels of extreme congestion and price volatility will reoccur in the near future. In addition, both power and natural gas prices decreased significantly, resulting in a substantial increase in margins realized by First Choice. These factors and increased focus on growing commercial accounts, customer credit standards, and improved customer service improved results of operations at First Choice in 2009 and continuing into 2010 to a lesser degree. The above factors have also contributed to a significant reduction in the level of bad debt expense, which improved results of operations. First Choice expects market conditions to continue to be a key factor for the business and believes lower margins in 2010 indicate a return to more historic levels.

Economic Conditions

In the last half of 2008 and early 2009, global economic conditions deteriorated dramatically, encompassing the U.S. residential housing market, and global and domestic equity and credit markets, which resulted in reduced usage of electricity by the Company’s customers. Although New Mexico and Texas do not seem to be impacted as greatly as some other areas of the United States, with unemployment rates that are somewhat lower than the rest of the nation, the territories served by the Company’s electric businesses have been impacted by the recession and general economic downturn. The Company believes that electric sales’ growth will be relatively modest for the immediate future.

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

Optim Energy

PNMR’s 50 percent ownership of Optim Energy allows it to participate in the operation of Optim Energy’s assets and business and the formulation of Optim Energy’s business strategy. Optim Energy owns electric generating assets in one of the nation’s growing power markets. In 2009 and 2010, Optim Energy has been affected by continuing adverse market conditions, primarily low natural gas and power prices, and has changed its near-term focus. Optim Energy is currently focused on utilizing cash flow from operations to reduce debt and optimizing its current generation assets as a stand-alone independent power producer. This will position Optim Energy to optimize its performance under current market conditions with the expectation of being able to take advantage of any economic recovery in the power and gas markets over the next several years. The markets for power and natural gas are currently depressed. Optim is unable to predict what prices will be in the future or what impact prices will have on Optim’s results of operations.

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

ERCOT Protocols

As discussed above, ERCOT is scheduled to change from a zonal system to a nodal system in December 2010, which will impact both First Choice and Optim Energy. Both First Choice and Optim Energy have made changes to their systems and procedures in anticipation of the change to the nodal system. These changes have been successfully tested and both First Choice and Optim Energy believe they are prepared to transition to the nodal system without significant difficulties.

RESULTS OF OPERATIONS

Executive Summary

A summary of net earnings (loss) attributable to PNMR is as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(In millions, except earnings per share)
Earnings from continuing operations	$ 48.6	$ 55.6	$ (7.0)	$ 63.0	$ 69.8	$ (6.8)
Earnings (loss) from discontinued operations, net of income taxes	-	(1.4)	1.4	-	71.9	(71.9)

Net earnings	$ 48.6	$ 54.2	$ (5.6)	$ 63.0	$ 141.6	$ (78.6)

Average common and common equivalent shares outstanding – diluted	91.8	91.8	-	91.8	91.6	0.2

Earnings from continuing operations per diluted share	$ 0.53	$ 0.60	$ (0.07)	$ 0.69	$ 0.76	$ (0.07)
Net earnings per diluted share	$ 0.53	$ 0.59	$ (0.06)	$ 0.69	$ 1.55	$ (0.86)

The components of the change in earnings from continuing operations attributable to PNMR are:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(In millions)
PNM Electric	$ 8.3	$ 34.5
TNMP Electric	1.1	3.8
First Choice	(13.5)	(27.3)
Corporate and Other	(0.2)	(13.8)
Optim Energy	(2.7)	(4.0)

Net change	$ (7.0)	$ (6.8)

Detailed information regarding the changes in earnings from continuing operations is included in the segment information below. The after-tax changes relate primarily to increased revenues and margins at PNM and TNMP due to recent rate increases. In addition, increased retail loads driven by favorable weather and an increase in the average number of customers contributed to higher earnings at PNM. Increases at PNM and TNMP were offset by reduced earnings at First Choice, primarily due to losses on unrealized economic hedges and lower retail margins. After-tax gains (losses) on First Choice unrealized economic hedges amounted to $(9.7) million and $(1.2) million in the three months ended September 30, 2010 and 2009 and $(21.6) million and $2.4 million in the nine months ended September 30, 2010 and 2009. Reduced earnings at Optim Energy also negatively affected consolidated results. In addition, 2009 after-tax gains at Corporate and Other of $9.1 million relating to a fee received upon termination of the proposed CRHC acquisition and $4.5 million on the re-acquisition of $157.4 million of PNMR’s 9.25% senior unsecured notes were partially offset by a $5.1 million gain at PNM for a settlement of the Republic Savings Bank litigation in 2010.

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

PNM Electric

The table below summarizes operating results for PNM Electric:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(In millions)
Total electric operating revenues	$ 304.3	$ 275.0	$ 29.3	$ 777.9	$ 733.5	$ 44.4
Cost of energy	98.0	97.2	0.8	264.1	289.9	(25.8)

Gross margin	206.2	177.8	28.5	513.8	443.6	70.2
Operating expenses	102.5	95.4	7.1	318.4	315.8	2.6
Depreciation and amortization	23.1	23.5	(0.4)	68.9	68.8	0.1

Operating income	80.7	59.0	21.7	126.5	59.0	67.5
Other income (deductions)	6.4	11.1	(4.7)	25.6	29.7	(4.1)
Interest charges	(18.0)	(16.8)	(1.2)	(54.5)	(51.4)	(3.1)

Earnings before income taxes	69.1	53.2	15.9	97.7	37.3	60.4
Income (taxes)	(25.9)	(19.8)	(6.1)	(34.7)	(11.3)	(23.4)
Valencia non-controlling interest	(3.9)	(2.5)	(1.4)	(10.3)	(7.9)	(2.4)
Subsidiary preferred stock dividends	(0.1)	(0.1)	-	(0.4)	(0.4)	-

Segment earnings	$ 39.1	$ 30.8	$ 8.3	$ 52.2	$ 17.7	$ 34.5

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2010/2009 Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	Total Revenues	Cost of Energy	Gross Margin	Total Revenues	Cost of Energy	Gross Margin
	(In millions)
Retail rate increases	$ 11.2	$ -	$ 11.2	$ 37.3	$ 13.3	$ 24.0
Retail load, fuel, and transmission	4.8	(6.6)	11.4	0.2	(24.0)	24.2
Unregulated margins	13.3	0.4	12.9	11.4	(20.7)	32.1
Net unrealized economic hedges	-	8.3	(8.3)	(4.5)	7.5	(12.0)
Consolidation of Valencia PPA	-	(1.3)	1.3	-	(1.9)	1.9

Total increase (decrease)	$ 29.3	$ 0.8	$ 28.5	$ 44.4	$ (25.8)	$ 70.2

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(In millions, except customers)
Residential	$ 111.7	$ 99.1	$ 12.6	$ 275.3	$ 242.7	$ 32.6
Commercial	107.8	98.1	9.7	272.4	250.7	21.7
Industrial	23.7	21.3	2.4	64.7	59.4	5.3
Public authority	6.8	6.0	0.8	16.2	15.2	1.0
Other retail	2.4	2.2	0.2	7.4	8.7	(1.3)
Transmission	12.2	10.8	1.4	31.0	25.9	5.1
Firm requirements wholesale	8.3	7.5	0.8	23.4	21.2	2.2
Other sales for resale	32.5	31.0	1.5	91.7	109.4	(17.7)
Mark-to-market activity	(1.1)	(1.0)	(0.1)	(4.2)	0.3	(4.5)

	$ 304.3	$ 275.0	$ 29.3	$ 777.9	$ 733.5	$ 44.4

Average retail customers (thousands)	501.8	499.3	2.5	501.4	498.6	2.8

The following table shows PNM Electric GWh sales by customer class:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Gigawatt hours)
Residential	967.9	927.8	40.1	2,570.6	2,450.7	119.9
Commercial	1,140.2	1,101.5	38.7	3,045.9	2,933.2	112.7
Industrial	371.3	377.0	(5.7)	1,085.1	1,094.6	(9.5)
Public authority	80.5	73.3	7.2	198.3	189.7	8.6
Firm requirements wholesale	165.7	169.5	(3.8)	506.0	509.5	(3.5)
Other sales for resale	546.9	960.0	(413.1)	1,632.3	3,192.1	(1,559.8)

	3,272.5	3,609.1	(336.6)	9,038.2	10,369.8	(1,331.6)

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

For the three months ended September 30, 2010, increases in retail loads, driven by warmer weather in the third quarter and an increase in usage per customer increased revenues and margins. In addition, PNM recorded a credit to cost of energy of $2.1 million associated with the nuclear spent fuel and waste disposal lawsuit settlement with the DOE. See Note 9. For the nine months ended September 30, 2010, increases in retail loads driven by cooler temperatures in the first quarter 2010 and warmer weather in the second and third quarters increased revenues and margins. Decreases to revenues were driven by lower off-system sales volumes due to lower available excess generation from baseload facilities due to outages and increased loads. These reductions in revenues, along with reductions in generation fuel costs due to outages and an increase in economy purchases volumes and pricing are offset through the FPPAC for retail customers, except those customers formerly served by TNMP and certain wholesale customers.

The revenues and costs associated with Luna, Lordsburg, and the Valencia PPA were included in unregulated margins prior to May 2009, when the costs of those plants, net of off-system sales, began being recovered through the regulatory process. Improvements in unregulated margins relate to a pre-tax charge recorded to unregulated revenues of $13.6 million and $26.2 million for the three months and nine months ended September 30, 2009, respectively, associated with an increase in legal reserves. See Note 9. For the nine months ended September 30, 2010, unregulated margins were negatively impacted due to the fixed demand charges associated with the Valencia PPA, which were not being recovered in retail rates prior to July 1, 2009.

PNM Electric analyzes results associated with the Valencia PPA as costs of energy. Under GAAP, the Valencia PPA is consolidated, which results in costs being reflected as operating expenses and non-controlling interest that would have been included in cost of energy if the Valencia PPA was not consolidated.

For the three months ended September 30, 2010, increases in operating expenses related to higher medical and pension plan costs, unplanned outage costs incurred at SJGS, higher allocation of corporate costs, and an increase in property taxes due to an increase in the assessed taxable value of assets. For the nine months ended September 30, 2010, operating expenses decreased due to a $26.6 million regulatory disallowance recorded in the second quarter 2009, primarily related to prior sales of SO2 emission allowances. Planned outage and maintenance costs incurred at SJGS and Four Corners, an increase in maintenance costs incurred at SJGS due to unplanned repairs and outages, higher medical and pension plan costs, increases in allocated corporate costs, and an increase in property taxes more than offset the decrease in operating expenses.

Utility plant assets that have been completely depreciated decreased depreciation and amortization expense for the three months ended September 30, 2010. For the nine months ended September 30, 2010, increases in depreciation and amortization expense due to higher utility plant and amortization of certain regulatory assets are offset by lower depreciation expense on PVNGS and Reeves Station due to extension of their useful lives.

In the third quarter of 2010, other income decreased due to interest income recorded in 2009 related to uncertain income tax positions associated with changes in book to tax differences on capitalized overheads. Lower gains in the third quarter of 2010 associated with the NDT assets further reduced other income. For the nine months ended September 30, 2010, a pre-tax $8.5 million gain from the Republic Savings Bank litigation increased other income. See Note 9. This increase was more than offset with a decrease to interest income associated with uncertain income tax positions and lower interest associated with the scheduled pay down of the PVNGS lessor notes. Lower capitalization of interest due to reduced capital expenditures in 2010 increased interest charges for the three months and nine months ended September 30, 2010.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(In millions)
Total electric operating revenues	$ 61.2	$ 55.7	$ 5.5	$162.0	$ 143.7	$ 18.2
Cost of energy	9.3	8.7	0.5	27.4	26.0	1.3

Gross margin	51.9	46.9	5.0	134.6	117.7	16.9
Operating expenses	20.7	19.9	0.8	58.5	56.6	1.9
Depreciation and amortization	11.6	10.3	1.3	31.7	27.8	3.9

Operating income	19.6	16.7	2.9	44.3	33.2	11.1
Other income (deductions)	0.1	1.5	(1.4)	0.7	2.4	(1.7)
Interest charges	(7.7)	(8.0)	0.3	(23.5)	(20.0)	(3.5)

Earnings before income taxes	12.1	10.2	1.9	21.5	15.6	5.9
Income (taxes)	(4.7)	(4.1)	(0.6)	(8.5)	(6.3)	(2.2)

Segment earnings	$ 7.3	$ 6.2	$ 1.1	$ 13.1	$ 9.3	$ 3.8

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

2010/2009 Change
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Total Revenues	Cost of Energy	Gross Margin	Total Revenues	Cost of Energy	Gross Margin
(In millions)
Rate increases	$ 2.2	$ -	$ 2.2	$ 5.6	$ -	$ 5.6
Customer usage/load	1.4	-	1.4	5.1	-	5.1
Hurricane Ike recovery and other	1.9	0.5	1.4	7.5	1.3	6.2

Total increase	$ 5.5	$ 0.5	$ 5.0	$ 18.2	$ 1.3	$ 16.9

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(In millions, except customers)
Residential	$ 27.8	$ 25.5	$ 2.3	$ 66.8	$ 57.2	$ 9.6
Commercial	20.2	18.7	1.5	57.4	53.8	3.6
Industrial	3.0	3.0	-	9.0	9.1	(0.1)
Other	10.2	8.5	1.7	28.8	23.6	5.2

	$ 61.2	$ 55.7	$ 5.5	$ 162.0	$ 143.7	$ 18.2

Average customers (thousands) (1)	229.9	229.2	0.7	229.2	228.6	0.6

(1)

Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. The average customers reported above include 73,873 and 85,035 customers of TNMP Electric for the three months ended September 30, 2010 and 2009, and 76,611 and 87,489 for the nine months ended September 30, 2010 and 2009, who have chosen First Choice as their REP. These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
	(Gigawatt hours (1))
Residential	927.6	910.8	16.8	2,182.8	2,038.5	144.3
Commercial	671.9	644.7	27.2	1,736.8	1,689.4	47.4
Industrial	580.3	517.7	62.6	1,674.2	1,471.4	202.8
Other	26.8	29.1	(2.3)	77.3	81.2	(3.9)

	2,206.6	2,102.3	104.3	5,671.1	5,280.5	390.6

(1)

The GWh sales reported above include 325.9 and 372.3 GWhs for the three months ended September 30, 2010 and 2009, and 822.3 and 901.6 GWhs for the nine months ended September 30, 2010 and 2009 used by customers of TNMP Electric, who have chosen First Choice as their REP. These GWhs are also included below in the First Choice segment.

Implementation of new base rates on September 1, 2009 and the May 14, 2010 $5.5 million increase in TNMP’s annual transmission rates to reflect changes in invested capital through December 31, 2009 increased revenues and margins. For the nine months ended September 30, 2010, increased retail load driven by warmer temperatures in the third quarter of 2010 and cooler temperatures in the first quarter of 2010 also increased revenues and margins. Increases in revenues associated with Hurricane Ike recovery and energy efficiency programs are partially offset with increases in expenses discussed below.

In the third quarter of 2009, lower operating expenses were the result of a credit to administrative and general expenses of $1.1 million related to the establishment of a regulatory asset associated with TNMP’s business improvement plan. Other changes to operating expenses for the three months ended September 30, 2010, include lower distribution maintenance costs related to tree trimming that were partially offset by increases in costs for a new work management system. For the nine months ended September 30, 2010, lower tree trimming costs and an expense of $0.7 million in the second quarter of 2009 related to disallowance of Hurricane Ike restoration costs, were more than offset by increases in energy efficiency programs, corporate allocation costs, including the new work management system, and higher street rental property taxes.

Depreciation and amortization increased related to the amortization of Hurricane Ike restoration costs and higher depreciation costs due to increases in transmission plant, which are covered in rates as discussed above.

Decreases in other income and deductions are associated with the recognition of $1.3 million in carrying costs on the Hurricane Ike restoration in the third quarter of 2009.

For the three months ended September 30, 2010, lower short-term borrowings and lower rates decreased interest charges. For the nine months ended September 30, 2010, interest charges increased primarily due to higher interest rates on long-term debt issued in March 2009. The higher cost of debt is reflected in the rate increase discussed above.

PNM Gas

The table below summarizes the 2009 operating results for PNM Gas, which is classified as discontinued operations in the Condensed Consolidated Statements of Earnings (Loss):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(In millions)
Total revenues	$ -	$ 65.7
Cost of energy	-	44.7

Gross margin	-	21.0
Operating expenses	0.4	10.4
Depreciation and amortization	-	-

Operating income (loss)	(0.4)	10.6
Other income (deductions)	-	0.3
Interest charges	-	(1.0)

Gain on disposal	(1.8)	99.3

Earnings (loss) before income taxes	(2.1)	109.3
Income (taxes) benefit	0.8	(37.4)

Segment earnings (loss)	$ (1.4)	$ 71.9

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

As a result of the sale, the above table reflects operations from the PNM Gas business from January 1 through January 30, 2009. Milder weather combined with lower usage-per customer reduced overall sales volumes in 2009. A pre-tax gain of $99.3 million, which reflects the retroactive adjustment discussed in Note 1, was recognized on the sale of the PNM Gas business. There is nothing reported as discontinued operations in 2010.

First Choice

The table below summarizes the operating results for First Choice:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(In millions)
Total electric operating revenues	$ 149.7	$ 159.4	$ (9.7)	$ 384.0	$ 419.6	$ (35.6)
Cost of energy	119.4	106.0	13.4	296.5	272.0	24.5

Gross margin	30.4	53.5	(23.1)	87.6	147.6	(60.0)
Operating expenses	24.0	25.5	(1.5)	65.7	80.9	(15.2)
Depreciation and amortization	0.2	0.4	(0.2)	0.7	1.4	(0.7)

Operating income	6.2	27.5	(21.3)	21.2	65.2	(44.0)
Other income (deductions)	(0.1)	(0.2)	0.1	(0.1)	(0.3)	0.2
Interest charges	(0.4)	(0.6)	0.2	(1.1)	(2.4)	1.3

Earnings before income taxes	5.8	26.7	(20.9)	20.0	62.6	(42.6)
Income (taxes)	(2.2)	(9.7)	7.5	(7.4)	(22.5)	15.1

Segment earnings	$ 3.6	$ 17.1	$ (13.5)	$ 12.7	$ 40.0	$ (27.3)

The following table summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2010/2009 Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	Total Revenues	Cost of Energy	Gross Margin	Total Revenues	Cost of Energy	Gross Margin
	(In millions)
Weather	$ 3.7	$ 2.3	$ 1.4	$ 15.0	$ 9.4	$ 5.6
Customer growth/usage	(1.4)	(1.3)	(0.1)	(16.4)	(11.9)	(4.5)
Retail margins	(12.0)	(0.8)	(11.2)	(34.2)	(10.3)	(23.9)
Unrealized economic hedges	-	13.2	(13.2)	-	37.3	(37.3)

Total increase (decrease)	$ (9.7)	$ 13.4	$ (23.1)	$ (35.6)	$ 24.5	$ (60.0)

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(In millions, except customers)
Residential	$ 98.4	$ 110.3	$ (11.9)	$ 248.4	$ 279.0	$ (30.6)
Mass-market	4.9	6.6	(1.7)	13.2	21.3	(8.1)
Mid-market	40.2	37.3	2.9	107.5	103.2	4.3
Other	6.2	5.2	1.0	14.9	16.1	(1.2)

	$ 149.7	$ 159.4	$ (9.7)	$ 384.0	$ 419.6	$ (35.6)

Actual customers (thousands) (1,2)	215.3	232.1	(16.8)	215.3	232.1	(16.8)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)

Due to the competitive nature of First Choice’s business, actual customer counts are presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

The following table shows First Choice GWh electric sales by customer class:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(Gigawatt hours) (1)
Residential	732.0	781.2	(49.2)	1,831.3	1,927.1	(95.8)
Mass-market	31.6	38.3	(6.7)	83.0	117.5	(34.5)
Mid-market	376.9	304.7	72.2	949.3	827.2	122.1
Other	2.3	2.1	0.2	5.9	7.5	(1.6)

	1,142.8	1,126.3	16.5	2,869.5	2,879.3	(9.8)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

During 2010, decreases in the number of customers and average revenue rates compared to 2009 resulted in decreased margins for both the third quarter and year-to-date 2010. The decrease in margins was partially offset by lower purchased power costs and favorable weather.

First Choice manages its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margins. Accordingly, First Choice has forward contracts for the purchase of energy to cover the future load requirements for most of its fixed price sales contracts. Gains or losses on unrealized economic hedges represent changes in unrealized fair value estimates related to these forward supply contracts. Changes in the fair value of supply contracts that are not designated or are not eligible for hedge or normal purchase/sales accounting are marked to market through current period earnings as required by GAAP. During 2010, market energy prices decreased significantly, which resulted in GAAP losses on certain of First Choice’s forward supply contracts. First Choice is not required to mark the related fixed price sales contracts to market, which would likely show offsetting gains as market energy prices decrease. Year-to-date losses on unrealized economic hedges decreased segment earnings by $33.6 million in 2010 compared with gains of $3.7 million in 2009. These mark-to-market losses are not necessarily indicative of the amounts that will be realized upon settlement or the retail margin First Choice will realize.

The allowance for uncollectible accounts and related bad debt expense is based on collections and write-off experience. In late 2008 and early 2009, the customer default rates experienced were significantly above historic levels due to overall economic conditions, higher average final bills, and an increase in customer churn. Recently, lower customer departures, lower default rates and lower average final bills attributable to lower sales prices have reduced bad debt. As a result, bad debt expense decreased, which increased segment earnings, by $14.2 million year-to-date and $1.8 million in the third quarter of 2010 compared to 2009. This reduction can be partially attributed to several initiatives undertaken by management to reduce bad debt expense. These initiatives include efforts to reduce the default rate experienced for customers switching to another REP and increased focus on identifying new customer prospects that are more likely to demonstrate desired payment behavior. First Choice is focusing its marketing efforts on commercial customers and customers with established payment patterns. First Choice has also increased the credit score required to become a customer and expanded the circumstances where customers are required to provide advance deposits to obtain service, or both. In September 2010, the PUCT adopted a switch/hold provision for customer accounts on a deferred payment plan, an average payment plan, or with a meter determined to have been tampered with, which will require those customers to pay any outstanding balance before changing to another REP. The switch/hold provision becomes effective on June 1, 2011.

First Choice had lower customer acquisition expenses and support service costs for both the third quarter and year-to-date 2010 compared 2009. Interest expense decreased in 2010 compared to 2009 primarily due to lower short-term debt.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(In millions)
Total electric operating revenues	$ (11.5)	$ (12.4)	$ 0.9	$ (31.0)	$ (32.1)	$ 1.1
Cost of energy	(11.5)	(12.3)	0.8	(30.7)	(31.8)	1.1

Gross margin	(0.1)	(0.1)	-	(0.3)	(0.3)	-
Operating expenses	(3.0)	(2.3)	(0.7)	(10.1)	(12.2)	2.1
Depreciation and amortization	4.1	3.9	0.2	12.3	13.0	(0.7)

Operating income (loss)	(1.1)	(1.7)	0.6	(2.5)	(1.2)	(1.3)
Equity in net earnings (loss) of Optim Energy	2.5	6.9	(4.4)	(5.7)	0.9	(6.6)
Other income (deductions)	(1.6)	(0.7)	(0.9)	(4.5)	18.1	(22.6)
Net interest charges	(5.3)	(5.1)	(0.2)	(15.5)	(17.5)	2.0

Earnings (loss) before income taxes	(5.5)	(0.6)	(4.9)	(28.2)	0.4	(28.6)
Income (taxes) benefit	4.1	2.2	1.9	13.2	2.3	10.9

Segment earnings (loss)	$ (1.5)	$ 1.6	$ (3.1)	$ (15.0)	$ 2.7	$ (17.7)

The Corporate and Other Segment includes consolidation eliminations of revenues and cost of energy between business segments, primarily related to TNMP’s sale of transmission and distribution services to First Choice. Corporate and Other also includes equity in Optim Energy’s results of operations, which are further explained below.

Other operating expenses decreased slightly in the three months ended September 30, 2010 compared to 2009, but increased in the nine months ended September 30, 2010 compared to 2009. The increase in the nine month period is primarily due to the elimination of operating lease expense of $2.4 million per quarter paid by PNM to PNMR related to a portion of PVNGS Unit 2, which was transferred to PNM in July 2009. This amount is offset in PNM Electric. This is partially offset by a decrease in administrative and general expenses of $2.0 million that occurred in the second quarter of 2010.

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

Optim Energy

The table below summarizes the operating results for Optim Energy:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(In millions)
Operating revenues	$ 111.1	$ 100.8	$ 10.3	$ 303.5	$ 238.0	$ 65.5
Cost of energy	72.1	55.0	17.1	210.6	143.1	67.5

Gross margin	39.0	45.8	(6.8)	92.9	94.9	(2.0)
Operating expenses	14.1	15.8	(1.7)	48.2	54.2	(6.0)
Depreciation and amortization	12.4	10.0	2.4	37.3	25.8	11.5

Operating income (loss)	12.5	20.0	(7.5)	7.4	14.9	(7.5)
Other income (deductions)	-	-	-	0.1	(0.1)	0.2
Interest charges	(4.7)	(4.1)	(0.6)	(14.0)	(9.6)	(4.4)

Earnings (loss) before income taxes	7.8	15.8	(8.0)	(6.5)	5.2	(11.7)
Income (taxes) on margin	(0.2)	(0.3)	-	(0.3)	(0.4)	0.1

Net earnings (loss)	$ 7.6	$ 15.6	$ (8.0)	$ (6.8)	$ 4.8	$ (11.6)

50 percent of net earnings (loss)	$ 3.8	$ 7.8	$ (4.0)	$ (3.4)	$ 2.4	$ (5.8)
Plus amortization of basis difference in Optim Energy	(1.3)	(0.9)	(0.4)	(2.3)	(1.5)	(0.8)

PNMR equity in net earnings (loss) of Optim Energy	$ 2.5	$ 6.9	$ (4.4)	$ (5.7)	$ 0.9	$ (6.6)

In 2009, Optim Energy was affected by continuing adverse market conditions, primarily low natural gas and power prices, and changed its near-term focus. Optim Energy’s current strategy and near-term focus is on utilizing cash flow from operations to reduce debt and optimizing its generation assets as a stand-alone independent power producer. This will position Optim Energy to optimize its performance in the current market with the expectation of being able to take advantage of any economic recovery in the power and gas market over the next several years. Optim’s results of operations are primarily determined by the prices at which its power is sold and its fuel to generate power, principally natural gas, is procured. Power prices in the ERCOT market are directly correlated to natural gas prices. The markets for power and natural gas are currently depressed. Optim is unable to predict what prices will be in the future or what impact prices will have on Optim’s results of operations.

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

Commercial optimization of generation, increased wind generation in Texas, and well-positioned assets allowed Optim Energy to take advantage of higher ancillary service prices, which resulted in an increase in ancillary revenues of $3.1 million and $10.5 million for the three months and nine months ended September 30, 2010 compared to 2009. This increase was partially offset by a decrease in sales of excess emission allowances of $1.6 million for the nine months ended September 30, 2010 compared to 2009. Lower realized power and steam prices combined with increased fuel expense reduced earnings $8.3 million and $16.1 million in the three months and nine months ended September 30, 2010. Operating expense reductions decreased costs $1.7 million and $6.0 million in the three months and nine months ended September 30, 2010.

Ongoing EBITDA excludes purchase accounting amortization included in gross margin related to out of market contracts and emission allowances that were recorded at the acquisition of Altura and Altura Cogen. Amortization related to out of market contracts decreased total operating revenues by $6.5 million and $2.7 million for the nine months ended September 30, 2010 and 2009 and increased total operating revenues by $1.7 million and $3.6 million for the three months ended September 30, 2010 and 2009. Amortization for out of market contracts will continue through the expiration of each contract, which is 2010 for Altura and 2021 for Altura Cogen. In addition, cost of energy includes amortization related to emission allowances acquired in the acquisitions of $1.4 million and $3.9 million for the three months and nine months ended September 30, 2010 and $1.2 million and $3.5 million for the three months and nine months ended September 30, 2009. The amortizations for emission allowances are recorded as the allowances are used in plant operations, sold or expire.

Ongoing EBITDA excludes interest expense and depreciation. Construction of Cedar Bayou 4 was completed in June 2009. Optim Energy capitalized interest of $2.9 million in the nine months ended September 30, 2009 related to this development, contributing to a 2010 increase in interest expense. In January 2010, Optim Energy entered into floating-to-fixed interest rate swaps which increased interest expense $0.5 million and $1.7 million for the three months and nine months ended September 30, 2010.

In June 2009, depreciation of Cedar Bayou 4 began, which increased expense $0.2 million and $5.5 million in the three months and nine months ended September 30, 2010. Other asset additions in 2009 and shortened asset lives resulted in the additional depreciation increases.

The floating-to-fixed interest rate swaps have an aggregate notional amount of $650.0 million. The effect of these swaps is to convert $650.0 million of borrowings under Optim Energy’s credit facility from an interest rate based on the one-month LIBOR rate to a fixed rate of 1.33% through January 7, 2011, exclusive of loan guaranty fees. These swaps are accounted for as cash-flow hedges. At September 30, 2010, these swaps had a pre-tax fair value loss of $0.6 million.

Optim Energy has a hedging program the level of which varies at any given time depending on current market conditions and other factors. Economic hedges that do not qualify, or are not designated, as cash flow hedges or normal purchases/sales are derivative instruments that are required to be marked to market. Ongoing EBITDA for the three months ended September 30, 2010 and 2009 excludes forward mark-to-market losses of $0.9 million and $1.1 million. Ongoing EBITDA for the nine months ended September 30, 2010 and 2009 excludes forward mark-to-market gains of $2.2 million and losses of $7.1 million.

LCC is Altura Cogen’s counterparty in several agreements including a contract for power and steam sales. In addition, LCC leases Altura Cogen the land for its operating facility and provides other services, including water, to the facility. On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The pre-petition net amount due from LCC was fully reserved as of December 31, 2008. LCC has filed documents with the bankruptcy court indicating its desire to assume the existing contracts. LCC and Optim Energy are currently in negotiations to settle outstanding matters. Optim Energy believes that LCC will continue to perform under the existing contracts. In the three months ended June 30, 2010, Optim Energy reversed the $1.0 million previously reserved.

The contribution of Altura created a basis difference between PNMR’s recorded investment in Optim Energy and 50 percent of Optim Energy’s equity. The PNMR net earnings impact does not equal 50 percent of the Optim Energy amortization because of this basis difference. A significant portion of the basis difference relates to contract amortization and will continue through 2010. Other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant. The basis difference adjustment detailed above relates primarily to contract amortization.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2010 compared to 2009 are summarized as follows:

	Nine Months Ended September 30,
	2010	2009	Change
	(In millions)
Net cash flows from:
Operating activities	$ 216.6	$ 84.9	$ 131.7
Investing activities	(170.8)	468.2	(639.0)
Financing activities	(35.3)	(623.5)	588.1

Net change in cash and cash equivalents	$ 10.5	$ (70.4)	$ 80.8

The change in PNMR’s cash flows from operating activities reflects net refunds of income taxes of $98.8 million in 2010, including the settlement of issues related to changes in book to tax differences on capitalized overheads, compared to net payments of $68.8 million in 2009, primarily related to the sale of PNM Gas. Improved results of operations at PNM and TNMP in 2010, primarily due to the impact of rate increases, also contributed to the change. In 2010, the operating results of First Choice were negatively impacted by $21.6 million of mark-to-market losses on derivative contracts after taxes, which do not impact cash flows from operations. Cash flows from operating activities were negatively impacted by increased collateral required to be posted by PNM and First Choice in 2010.

The changes in cash flows from investing activities relate primarily to the proceeds from the sale of PNM Gas in 2009. A decrease in utility plant additions of $18.7 million in 2010 primarily due to reduced expenditures at SJGS and PVNGS were partially offset by increased payments for rights-of-way renewals at PNM. In addition, PNMR made equity contributions of $17.6 million to Optim Energy in the first nine months of 2010.

The changes in cash flows from financing activities relate primarily to the use of the proceeds from the sale of PNM Gas to retire short-term borrowings at PNM and PNMR, as well as the retirement of long-term borrowings at PNMR in 2009. At TNMP, the retirement of both short-term and long-term borrowings was financed by new long-term borrowings in 2009. In 2010, short-term borrowings were used to fund continuing construction expenditures. Cash flows from financing activities also reflect the refinancing of $403.8 million of PCRBs.

Financing Activities

See Note 7 for information concerning the Company’s financing activities during the nine months ended September 30, 2010, including the refinancing of $403.8 million of PCRBs in June 2010. The Company has from time to time refinanced or repurchased portions of its outstanding debt. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future. Additional information on the Company’s financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2009 Annual Reports on Form 10-K.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock. PNMR’s Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock. The main focus of PNMR’s current construction program is upgrading generation resources, constructing renewable energy resources to be owned by PNM, upgrading and expanding the electric transmission and distribution systems, and purchasing nuclear fuel. Projections, including amounts expended through September 30, 2010, for total capital requirements for 2010 are $310.8 million, including construction expenditures of $264.6 million. Total capital requirements for the years 2010-2014 are projected to be $1,640.2 million, including construction expenditures of $1,409.2 million. These amounts do not include forecasted construction expenditures of Optim Energy. These estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. TNMP has requested PUCT approval to undertake a project to install an advanced metering system for customers it serves. This would require an investment through 2015 of $70.6 million, of which $57.9 million is included in the above numbers. TNMP will not commit to this project before the method of recovery of the investment is authorized by the PUCT. During the first nine months of 2010, the Company utilized its liquidity arrangements, to meet its capital requirements, including construction expenditures.

In April 2010, PNMR and ECJV each made an equity contribution to Optim Energy of $15.0 million in cash. PNMR and ECJV also agreed to make additional cash contributions during 2010 that would aggregate approximately $5.0 million from each owner of which each had contributed $3.9 million as of October 25, 2010. Optim Energy used the equity contributions to reduce amounts outstanding under its bank financing arrangement and will also use the additional contributions to reduce debt. If Optim Energy undertakes additional projects, which require funds that would exceed the capacity of its current credit facility and Optim Energy is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV and no assurance can be given that such funding will be available to Optim Energy. PNMR is unable to predict if additional funding will be required or, if required, the amount or timing of additional funds that would be provided to Optim Energy.

Liquidity

PNMR’s liquidity arrangements include the PNMR Facility and the PNM Facility both of which primarily expire in 2012 and the TNMP Revolving Credit Facility, which expires in April 2011. These facilities provide short-term borrowing capacity and also allow letters of credit to be issued, which reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operation to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months when air conditioning loads are greater. In general, the Company relies on these credit facilities as the initial source to finance construction expenditures resulting in increased borrowings under the facilities over time. Depending on market and other conditions, the Company will periodically enter into arrangement for the sale of long-term debt and utilize the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Facility ranged from $19.0 million to $102.0 million during the three months ended September 30, 2010 and from $19.0 million to $133.0 million during the nine months ended September 30, 2010. Borrowings under the PNM Facility ranged from $163.1 million to $201.0 million during the three months ended September 30, 2010 and from $110.0 million to $244.0 million during the nine months ended September 30, 2010. There have been no borrowings under the TNMP Revolving Credit Facility during 2010.

These credit facilities will need to be renegotiated or replaced prior to their expirations in order to provide sufficient liquidity to finance operations and construction expenditures. The availability of such credit facilities, including their amounts for borrowing thereunder and their terms and conditions, will depend on the credit markets at that time, as well as the Company’s credit ratings and operating results. However, based on current conditions in the credit markets, it appears likely that interest and other costs associated with renegotiating or replacing the PNMR Facility and PNM Facility will be greater than the current facilities. PNMR also has a line of credit for $5.0 million with a local financial institution that expires in August 2011 and PNM had a local line of credit for $5.0 million that was allowed to expire in August 2010. As of October 25, 2010, the Company had short-term debt outstanding of $198.0 million at an average interest rate of 0.99%.

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

A summary of liquidity arrangements as of October 25, 2010 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
(In millions)
Financing Capacity:
Revolving credit facility	$ 542.0	$ 386.0	$ 75.0	$ 1,003.0
Local lines of credit	5.0	-	-	5.0

Total financing capacity	$ 547.0	$ 386.0	$ 75.0	$ 1,008.0

Amounts outstanding as of October 25, 2010:
Revolving credit facility	$ 29.0	$ 169.0	$ -	$ 198.0
Local lines of credit	-	-	-	-

Total short-term debt outstanding	29.0	169.0	-	198.0

Letters of credit	53.9	49.7	0.3	103.9

Total short-term debt and letters of credit	$ 82.9	$ 218.7	$ 0.3	$ 301.9

Remaining availability as of October 25, 2010	$ 464.1	$ 167.3	$ 74.7	$ 706.1

Invested cash as of October 25, 2010	$ 3.3	$ 12.3	$ -	$ 15.6

The above table excludes intercompany debt. The remaining availability under the revolving credit facilities varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures. LBB was a lender under the PNMR Facility and the PNM Facility. LBH, the parent of LBB, has filed for bankruptcy protection. Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility. In March 2010, the PNMR Facility was amended to remove LBB as a lender and reduce the total capacity under the PNMR Facility from $600.0 million to $568.0 million. In addition to the reduction in the PNMR Facility related to LBB, the PNMR Facility and the PNM Facility were reduced by $26.0 million and $14.0 million in August 2010 and will reduce by an additional $25.0 million and $18.0 million in August 2011 according to their terms. The Company does not believe amending the PNMR Facility to remove LBB or the scheduled reductions in the facilities will have a significant impact on PNMR’s and PNM’s liquidity.

For offerings of debt securities registered with the SEC, PNMR has an effective shelf registration statement expiring in April 2011. This shelf registration statement has unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations. PNMR can offer new shares of PNMR common stock through the PNM Resources Direct Plan under a separate SEC shelf registration statement that expires in August 2012. In April 2008, PNM filed a new shelf registration statement for the issuance of up to $750.0 million of senior unsecured notes that expires in April 2011. As of October 25, 2010, PNM had $600.0 million of remaining unissued securities registered under this and a prior shelf registration statement.

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

PNM is required to obtain advance approval of the NMPRC to enter into certain financing arrangements. On October 21, 2010, PNM received an order from the NMPRC authorizing PNM to enter into a revolving credit facility of up to $400 million to replace the current PNM Facility; to increase the amount of PNM’s intercompany loan arrangements to $100 million; and to issue up to $250 million of additional senior unsecured notes. The authorizations remain in effect through March 31, 2012. PNM, subject to receiving the necessary PNM and PNMR board approvals, will pursue increasing the amount of the PNM intercompany loan arrangement. PNM has not entered into any agreements with regard to the authorizations relating to the replacement of the PNM Facility or additional senior unsecured notes, nor does it have any arrangements or commitments concerning them. PNM is unable to predict if, or when, such financing arrangements would be consummated.

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

Commitments and Contractual Obligations

PNMR, PNM, and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities. See MD&A – Commitments and Contractual Obligations in the 2009 Annual Reports on Form 10-K. PNM has entered into agreements to renew/extend certain rights-of-way on Native American lands, including those on the Navajo Nation. These agreements require PNM to pay $8.9 million in the fourth quarter of 2010, $8.9 million in 2011 and 2012, and $6.0 million annually thereafter through 2029.

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

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include operating lease obligations as debt.

	September 30,	December 31,
	2010	2009
PNMR
PNMR common stockholders’ equity	49.8%	49.6%
Convertible preferred stock	3.0%	3.0%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	46.9%	47.1%

Total capitalization	100.0%	100.0%

PNM
PNM common stockholder’s equity	52.2%	51.9%
Preferred stock	0.5%	0.5%
Long-term debt	47.3%	47.6%

Total capitalization	100.0%	100.0%

TNMP
Common stockholder’s equity	59.6%	59.3%
Long-term debt	40.4%	40.7%

Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

Background

In 2009, PNMR’s interests in generating plants, through PNM and Optim Energy, emitted approximately 9.6 million metric tons of carbon dioxide, which comprises the vast majority of its GHG. By comparison, the total GHG in the United States in 2008, the latest year for which the EPA has compiled this data, were approximately 7.0 billion metric tons, of which approximately 5.9 billion metric tons were carbon dioxide. According to EPA data, electricity generation accounted for approximately 2.4 billion metric tons of the carbon dioxide emissions.

PNM has several programs underway to mitigate its GHG, and thereby to reduce its climate change risk. See Note 10. On August 31, 2010 the NMPRC approved a plan for PNM to build 22 MW of utility-scale solar generation that will be located at various sites on PNM’s system throughout New Mexico. Construction is expected to be complete by the end of 2011. On September 15, 2010, PNM filed requests for approval of an updated energy efficiency and load management plan with the NMPRC. A decision is expected in the spring of 2011. The new plan, if approved will improve the suite of energy efficiency programs PNM offers its customers by adding new programs and ending an existing program. Over the next 19 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 15,000 GWh of electricity, which will avoid at least 1.8 million metric tons of CO2 based upon projected emissions from PNM’s system-wide portfolio with and without these programs. These estimates are subject to change given that it is difficult to accurately estimate avoidance because of the many variables that impact it, including changes in demand for electricity.

The Board is updated by management and regularly considers the issues around climate change, our GHG and potential financial consequences that might result from potential federal and/or state regulation of GHG. For instance, management periodically reports to the Board on all of the matters discussed in this section. In December 2008, the Board established a new stand-alone committee, the Public Policy and Sustainability Committee. This committee monitors Company practices and procedures to assess the sustainability impacts of our operations and products on the environment. This committee also has responsibility to review the Company’s environmental management systems, monitor the implementation of the Company’s corporate environmental policy, monitor the promotion of energy efficiency, and monitor the use of renewable energy resources. The committee reports to the Board on a periodic basis regarding the Company’s activities and initiatives in these areas.

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

In December 2009, the EPA released its final endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. The finding does not by itself impose any requirements on producers of GHG, but the finding does set the groundwork for the EPA to regulate GHG from new and existing stationary sources such as power plants and for new motor vehicles. The EPA proposed several rules regulating GHG in anticipation of the final endangerment finding. In September 2009, the EPA proposed GHG motor vehicle standards. The final standards were issued on April 1, 2010. Although promulgation of the motor vehicle standards triggers the applicability of PSD and operating permit (“Title V”) requirements for stationary sources that emit GHG, the EPA concluded, in its reconsideration of when GHG regulation under the PSD program will commence, that PSD program requirements will apply to GHG upon the date the motor vehicle standards actually take effect. EPA stated those standards will take effect when the 2012 model year begins, which is no earlier than January 2011. The reconsideration did not specify which sources would be regulated in January 2011. This same date applies to operating permits. On May 13, 2010, the EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule. The purpose of the rule is to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. As expected, the rule focuses on the largest sources of GHG, including fossil-fueled electric generating units. The final rule establishes three major phases for regulating GHG.

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

In December 2008, New Energy Economy (“NEE”), a non-profit environmental advocacy organization, petitioned the New Mexico Environmental Improvement Board (“EIB”) to amend existing regulations and adopt new regulations that would reduce GHG from sources regulated by the State of New Mexico. The EIB ordered legal briefs to be filed on the issue of the EIB’s authority to regulate GHG. After review of the briefs and a hearing in April 2009, the EIB decided it does have authority to regulate GHG. On January 13, 2010, PNM along with a diverse group of New Mexico businesses, legislators, and agriculture interests filed a lawsuit in state court requesting a preliminary and permanent injunction enjoining the EIB from conducting further proceedings on the NEE petition based on a challenge of the EIB’s authority to regulate GHG as proposed in the NEE petition. On April 13, 2010, the state court granted the preliminary injunction requested in the lawsuit, prohibiting the EIB from conducting further proceedings on the NEE petition pending a final ruling on the question of the EIB’s authority to regulate GHG. The New Mexico Supreme Court vacated the injunction on June 7, 2010. The Supreme Court’s decision should not be interpreted as an indication of the legal merits of the challenge. In fact, the Court specifically stated that its decision did not include consideration of the substantive legal issues in the lawsuit regarding EIB’s authority to regulate GHG, but rather focused on the question of whether it is appropriate for a court to intervene in a rulemaking proceeding within the executive branch of state government. The rulemaking hearing on the NEE petition concluded on October 5, 2010. The EIB set November 22, 2010, as the deadline for post-hearing briefing and indicated that the NEE petition will be considered at an EIB meeting on December 6, 2010, at which time the EIB may rule on the petition. PNM filed testimony in the rulemaking hearing estimating the cost of electricity to PNM’s customers would increase by approximately $8 million per year if the NEE’s proposed rule is adopted. If the rule is adopted, PNM will seek to recover in rates any increased costs due to the rule. PNM will evaluate any rule adopted and take appropriate administrative and legal steps to protect its interests and the interests of its ratepayers.

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

In January 2010, a similar bill was introduced in the New Mexico House of Representatives that would have allowed the EIB to adopt rules for implementing particular portions of WCI, including rules for early reduction allowances, offset allowances and mandatory reporting of GHG for persons importing electricity or heating or transportation fuels. The bill was tabled in committee where it died. In March 2010, the NMED announced a process that will result in NMED requesting that the EIB adopt rules required to implement a WCI cap and trade program. On June 4, 2010, the NMED filed its petition with the EIB for the adoption of NMED’s proposed cap-and-trade rule. A hearing was held in September 2010. PNM filed testimony in the rulemaking hearing estimating the cost of electricity to PNM’s customers would increase from a nominal amount in 2012 to $85 million in 2020 due solely to the NMED’s proposed rule. At a meeting on November 2, 2010, the EIB adopted the NMED proposal with minor modifications. The rule is scheduled to become effective January 1, 2011. Once the final rule is available, PNM will evaluate the rule and take appropriate administrative and legal steps to protect its interests and the interests of its ratepayers. The Company remains convinced that comprehensive federal legislation is the only way to meaningfully reduce emissions, minimize costs to customers and to the economy, and not disadvantage any particular state. PNM will seek to recover in rates any increased costs due to the rule.

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

Given the geographic location of its facilities and customers, PNM generally has not been exposed to the extreme weather events and other physical impacts commonly attributed to climate change, with the possible exception of drought conditions periodically, and physical changes are generally not expected to be of material consequence in the near-term. Drought conditions in northwestern New Mexico could impact the availability of water for cooling coal plants. Water shortage sharing agreements have been in place since 2003, although no shortage has been declared due to sufficient precipitation in the San Juan Basin. PNM also has a supplemental water contract in place with the Jicarilla Tribe to help address any water shortages from primary sources. The contract expires December 31, 2016. TNMP, First Choice, and Optim Energy have operations in the Gulf coast area of Texas, which experiences periodic hurricanes. In addition to potentially causing physical damage to Company or Optim Energy owned facilities, which disrupt the ability to transmit, distribute, and/or generate energy, hurricanes can reduce customers’ usage and demand for energy.

Financial Reform Legislation

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is intended to improve regulation of financial markets, was signed into law. The Company is currently evaluating this legislation and cannot predict the impact it may have on the Company’s financial condition, results of operations, cash flows, or liquidity.

Other Matters

See Notes 9 and 10 herein and Notes 16, 17 and 18 in the 2009 Annual Reports on Form 10-K for a discussion of commitments and contingencies, rate and regulatory matters, and environmental issues facing the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires Company management to select and apply accounting policies that best provide the framework to report the results of operations and financial position for PNMR, PNM, and TNMP. The selection and application of those policies requires management to make difficult, subjective and/or complex judgments concerning reported amounts of revenue and expenses during the reporting period, and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

The Company’s critical accounting policies are disclosed in PNMR’s, PNM’s, and TNMP’s 2009 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk. As of September 30, 2010, there have been no significant changes with regard to the critical accounting policies, except as set forth below.

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

Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business, and determination of appropriate weighted average cost of capital (“WACC”) for each reporting unit.

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

The other primary factor impacting the determination of the fair value of each reporting unit is the estimation of future cash flows. The Company considers budgets, long-term forecasts, historical trends, and expected growth rates in order to estimate future cash flows. Any forecast contains a degree of uncertainty and modifications to these cash flows could significantly increase or decrease the fair value of a reporting unit. For the reporting units subject to rate-regulation, a fair recovery of and return on costs prudently incurred to serve customers is assumed. Should the regulators not allow recovery of certain costs or not allow these reporting units to earn a fair rate of return on invested capital, the fair value of the reporting units could decrease. For the unregulated reporting unit, assumptions regarding customer usage, pricing, retention, and payment behavior, in addition to fluctuations in the cost of energy, significantly impact estimates of future cash flows. Negative impacts of changes in these assumptions would cause the fair value of this reporting unit to decrease.

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

PNMR also has an investment in Optim Energy, which is accounted for using the equity method. Optim Energy’s operating assets consist of two gas-fired electric generating plants and one coal-fired generating plant. Optim’s results of operations are primarily determined by the prices at which its power is sold and it procures fuel, principally natural gas, to generate power. Additionally, power prices in the ERCOT market are directly correlated to natural gas prices. The markets for power and natural gas are currently depressed. The low levels of gas and power prices are indicators of possible impairment of PNMR’s investment in Optim Energy. Accordingly, PNMR performed an impairment test of its investment in Optim Energy as of April 1, 2010 using a discounted cash flow methodology. This analysis utilized the power and gas forward price curve information, which provides projections for five years, combined with management of Optim Energy’s fundamental view of its business for periods after the end of the price curves. This analysis indicated that PNMR’s proportionate share of the fair value of Optim Energy exceeded its carrying value. The impairment analysis for Optim Energy requires the same assumptions, judgments, and estimations described above and there can be no assurance that future analyses, which will be based on the appropriate assumptions and estimates at that time, will not result in impairments.

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

•	The performance of generating units, including PVNGS, SJGS, Four Corners, and Optim Energy generating units, and transmission systems,
•	The risk that recently enacted reliability standards regarding total transmission capacity may limit PNM’s ability to transmit its generation resources and provide access to transmission customers,
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

•	The risk that replacement power costs incurred by PNM related to not meeting the specified capacity factor for its generating units under its Emergency FPPAC will not be approved by the NMPRC,
•	The risk that PNM may not be able to recover costs of renewal of rights-of-way on Native American lands through rates charged to customers,
•	The effectiveness of risk management and commodity risk transactions,
•	Seasonality and other changes in supply and demand in the market for electric power,
•	The impact of mandatory energy efficiency measures on customer energy usage,
•	Variability of wholesale power prices and natural gas prices,
•	Volatility and liquidity in the wholesale power markets and the natural gas markets,
•	Uncertainty regarding the ongoing validity of government programs for emission allowances,
•	Changes in the competitive environment in the electric industry,

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

The following table details the changes in PNMR’s net asset or liability balance sheet position for mark-to-market energy transactions other than designated cash flow hedges:

	Trading	Economic Hedges	Total
Nine Months Ended September 30, 2010	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$ 1,239	$ 2,217	$ 3,456

Amount realized on contracts delivered during period	(894)	12,837	11,943
Changes in fair value	(3)	(53,589)	(53,592)

Net change recorded as mark-to-market	(897)	(40,752)	(41,649)

Net change recorded as regulatory liability	-	931	931
Unearned/prepaid option premiums	-	334	334
Settlement of de-designated cash flow hedges	-	1,929	1,929

Net fair value at end of period	$ 342	$ (35,341)	$ (34,999)

Nine Months Ended September 30, 2009
Sources of fair value gain (loss):
Net fair value at beginning of period	$ 2,556	$ (5,422)	$ (2,866)

Amount realized on contracts delivered during period	(1,489)	15,155	13,666
Changes in fair value	121	(6,564)	(6,443)

Net change recorded as mark-to-market	(1,368)	8,591	7,223

Unearned/prepaid option premiums	-	(362)	(362)

Net fair value at end of period	$ 1,188	$ 2,807	$ 3,995

The following table provides the maturity of PNMR’s net assets (liabilities) other than designated cash flow hedges, giving an indication of when these mark-to-market amounts will settle and generate (use) cash. The following values were determined using broker quotes and option models:

Fair Value of Mark-to-Market Instruments at September 30, 2010

	Less than 1 year	1-3 Years	4+ Years	Total
	(In thousands)
Trading
Prices actively quoted	$ 1,753	$ -	$ -	$ 1,753
Prices provided by other external sources	(1,411)	-	-	(1,411)

	342	-	-	342

Economic hedges
Prices actively quoted	(20,832)	(5,752)	-	(26,584)
Prices provided by other external sources	(1,802)	(4,667)	(1,016)	(7,485)
Prices based on models and other valuations	(526)	(746)	-	(1,272)

	(23,160)	(11,165)	(1,016)	(35,341)

Total	$ (22,818)	$ (11,165)	$ (1,016)	$ (34,999)

The fair value of PNMR’s commodity derivative instruments designated as cash flow hedging instruments decreased $13.3 million and $13.0 million for the nine months ended September 30, 2010 and September 30, 2009.

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

PNM measures VaR for all transactions that are not directly asset-related and have economic risk. PNM did not have any non-asset backed transactions for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, the average, high, and low VaR amount for these transactions was less than $0.1 million. The total VaR amount for these transactions at September 30, 2009 was less than $0.1 million.

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

For the nine months ended September 30, 2010, the average GEaR amount was $3.6 million, with high and low GEaR amounts for the period of $6.8 million and $1.5 million. The total GEaR amount at September 30, 2010 was $4.2 million. For the nine months ended September 30, 2009, the average GEaR amount for these transactions was $5.6 million, with high and low GEaR amounts for the period of $11.4 million and $2.2 million. The total GEaR amount for these transactions at September 30, 2009 was $3.6 million.

First Choice utilizes a VaR measure to manage its market risk. The VaR limit is based on the same total portfolio approach as the GEaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a holding period, which through June 30, 2010 was ten days. This holding period was considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market. In July 2010, First Choice modified the method of calculating VaR to consider First Choice’s positions over the life of the total portfolio and is intended to capture the effects of changes in market prices over a three day holding period. These changes, which did not significantly impact the VaR amounts, are considered appropriate given the nature of First Choice’s supply portfolio and the developing ERCOT market. The VaR calculations utilize the same Monte Carlo simulation approach described above at a 95% confidence level. The VaR amount for these transactions was $0.2 million at September 30, 2010. For the nine months ended September 30, 2010, the high, low and average VaR amounts were $2.3 million, $0.1 million and $0.8 million. The VaR amount for these transactions was $0.3 million at September 30, 2009. For the nine months ended September 30, 2009, the high, low and average VaR amounts were $2.0 million, $0.2 million and $0.9 million.

The Company’s risk measures are regularly monitored by the Company’s RMC. The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures. VaR or GEaR limits were not exceeded during the nine months ended September 30, 2010 or 2009.

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

Schedule of Credit Risk Exposure

September 30, 2010

Rating (1)	Credit Risk Exposure (2)	Number of Counter -parties >10%	Net Exposure Of Counter- Parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$ 25,593	3	$ 14,212
Non-investment grade	1,755	-	-
Internal ratings:
Investment grade	21	-	-
Non-investment grade	579	-	-

Total	$ 27,948		$ 14,212

(1)

The Rating included in “Investment Grade” is for counterparties with a minimum S&P rating of BBB- or Moody’s rating of Baa3. If the counterparty has provided a guarantee by a higher rated entity (e.g., its parent), determination is based on the rating of its guarantor. The category “Internal Ratings—Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)

The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than full requirements customers), forward sales and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by available credit collateral. Credit collateral includes advance payments, cash deposits, letters of credit, and parental guarantees received from counterparties. Amounts are presented before the application of such credit collateral instruments. At September 30, 2010, PNMR held advance payments of $7.1 million and credit collateral of $2.1 million to offset its credit exposure.

The following table provides an indication of the maturity of PNMR’s credit risk by credit ratings of the counterparties.

Maturity of Credit Risk Exposure

September 30, 2010

Rating	Less than 2 Years	2-5 Years	Greater than 5 Years	Total Exposure
	(In thousands)
External ratings:
Investment grade	$25,593	$-	$-	$25,593
Non-investment grade	1,755	-	-	1,755
Internal ratings:
Investment grade	21	-	-	21
Non-investment grade	579	-	-	579

Total	$27,948	$-	$-	$27,948

The Company provides for losses due to market and credit risk. Net credit risk for PNMR’s largest counterparty as of September 30, 2010 was $6.1 million.

Interest Rate Risk

PNMR has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of PNMR’s long-term debt is fixed-rate debt and does not expose PNMR’s earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of all long-term debt instruments would increase by 3.3%, if interest rates were to decline by 50 basis points from their levels at September 30, 2010. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. As described in Note 7, TNMP has long-term debt of $50.0 million that bears interest at a variable rate. However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk. In addition, in January 2010, PNM entered into a floating-to-fixed interest rate swap with a notional amount of $100.0 million associated with PNM’s unsecured revolving credit facility. At October 25, 2010, PNMR has $198.0 million of consolidated short-term debt outstanding under its revolving credit facilities and local lines of credit, which allow for a maximum aggregate borrowing capacity of $1,008.0 million. These facilities bear interest at variable rates, which averaged 0.99% on October 25, 2010 borrowings, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The securities held by PNM in the NDT and in trusts for pension and other post-employment benefits had an estimated fair value of $584.7 million at September 30, 2010, of which 31.1% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2010, the decrease in the fair value of the fixed-rate securities would be 5.2%, or $9.4 million. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $66.9 million at September 30, 2010, of which 26.8% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2010, the decrease in the fair value of the fixed-rate securities would be 6.6%, or $1.2 million.

PNM and TNMP do not directly recover or return through rates any losses or gains on the securities, including equity and alternative investments discussed below, in the trusts for nuclear decommissioning or pension and other post-employment benefits. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations. PNM and TNMP are at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market and alternatives investment risks discussed below to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The NDT and trusts established for PNM’s pension and post-employment benefits hold certain equity securities at September 30, 2010. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 56.0% of the securities held by the various PNM trusts as of September 30, 2010. The trusts established for TNMP’s pension and post-employment benefits hold certain equity securities. These equity securities expose TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 53.5% of the securities held by the TNMP trusts as of September 30, 2010. There was a significant decline in the general price levels of marketable equity securities in late 2008 and in early 2009. The impacts of these declines were considered in the funding and expense valuations performed for 2009 and 2010 and resulted in reduced income or increased expense related to the pension plans being recorded and will require increased levels of funding beginning in 2010. See Note 8.

Alternatives Investment Risk

The Company has a target of investing 20% of its pension assets in the alternatives asset class, which amounted to 20.3% as of September 30, 2010. This includes real estate, private equity, and hedge funds. These investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value. The valuation of the alternative asset class has also been impacted by the significant decline in the general price levels of marketable equity securities.

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

Changes in internal controls

There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

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

Changes in internal controls

There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

Changes in internal controls

There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30,

2010 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.

•	Regional Haze
•	Citizens Suit Under the Clean Air Act
•	Navajo Nation Environmental Issues
•	Four Corners Notice of Intent to Sue
•	Santa Fe Generating Station
•	Coal Combustion By-Products – Sierra Club Actions
•	Gila River Indian Reservation Superfund Site
•	PVNGS Water Supply Litigation
•	San Juan River Adjudication
•	Western United States Wholesale Power Market
•	Begay v. PNM et al
•	Transmission Issues – Cargill matter
•	PNM – Emergency FPPAC
•	PNM – 2010 Electric Rate Case
•	PNM – Transmission Rate Case
•	TNMP – Competitive Transition Charge True-Up Proceeding
•	TNMP – Interest Rate Compliance Tariff
•	TNMP – Advanced Meter System Deployment and Surcharge Request
•	TNMP – 2010 Rate Case

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s 2009 Annual Reports on Form 10-K.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNM Resources, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNM Resources, Inc. with all amendments to and including February 17, 2009 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed February 20, 2009)

3.5	PNM	Bylaws of PNM with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP as adopted on August 4, 2005 (incorporated by reference to Exhibit 3.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR	XBRL Instance Document

101.SCH	PNMR	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	PNMR	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	PNMR	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: November 3, 2010	/s/ Thomas G. Sategna
Thomas G. Sategna Vice President and Corporate Controller (Officer duly authorized to sign this report)