Form 10-K
period 2010-12-31
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2011-03-01
CIK 22767, 81023, 1108426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission File Number	Names of Registrants, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
001-32462	PNM Resources, Inc. (A New Mexico Corporation) Alvarado Square Albuquerque, New Mexico 87158 (505) 241-2700	85-0468296
001-06986	Public Service Company of New Mexico (A New Mexico Corporation) Alvarado Square Albuquerque, New Mexico 87158 (505) 241-2700	85-0019030
002-97230	Texas-New Mexico Power Company (A Texas Corporation) 577 N. Garden Ridge Blvd. Lewisville, Texas 75067 (972) 420-4189	75-0204070

Securities Registered Pursuant To Section 12(b) Of The Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
PNM Resources, Inc.	Common Stock, no par value	New York Stock Exchange

Securities Registered Pursuant To Section 12(g) Of The Act:

Registrant	Title of Each Class
Public Service Company of New Mexico	1965 Series, 4.58% Cumulative Preferred Stock
($100 stated value without sinking fund)

Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PNM Resources, Inc. (“PNMR”)	YES ✓	NO
Public Service Company of New Mexico (“PNM”)	YES	NO ✓
Texas-New Mexico Power Company (“TNMP”)	YES	NO ✓

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PNMR	YES	NO ✓
PNM	YES	NO ✓
TNMP	YES ✓	NO

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

PNMR	YES ✓	NO
PNM	YES ✓	NO
TNMP	YES	NO ✓

(NOTE: As a voluntary filer, not subject to the filing requirements, TNMP filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

PNMR	YES ✓	NO
PNM	YES	NO
TNMP	YES	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  ✓

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
PNMR	✓
PNM			✓
TNMP			✓

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). YES         NO  ✓

As of February 18, 2011, shares of common stock outstanding were.

PNMR	86,673,174
PNM	39,117,799
TNMP	6,358

On June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $11.18 per share reported by The Wall Street Journal, was $969,006,085.

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this report:

Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of stockholders of PNMR to be held on May 17, 2011.

          This combined Form 10-K is separately filed by PNMR, PNM, and TNMP. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants. When this Form 10-K is incorporated by reference into any filing with the SEC made by PNMR, PNM, or TNMP, as a registrant, the portions of this Form 10-K that relate to each other registrant are not incorporated by reference therein.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ALJ	Administrative Law Judge
Altura	Optim Energy Twin Oaks, LP.
Altura Cogen	Optim Energy Altura Cogen, LLC (the CoGen Lyondell Power Generation Facility)
AOCI	Accumulated Other Comprehensive Income
APBO	Accumulated Postretirement Benefit Obligation
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the Parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAIR	Clean Air Interstate Rule
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
CCB	Coal Combustion Byproducts
CO2	Carbon Dioxide
Continental	Continental Energy Systems, L.L.C.
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Generating Station
DOA	United States Department of Agriculture
DOE	United States Department of Energy
DOI	United States Department of Interior
ECJV	ECJV Holdings, LLC
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EnergyCo	EnergyCo, LLC, a limited liability company, owned 50% by each of PNMR and ECJV; now known as Optim Energy
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
First Choice	FCP Enterprises, Inc. and Subsidiaries
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
IRS	Internal Revenue Service
ISO	Independent System Operator
KW	Kilowatt
KWh	Kilowatt Hour
LBB	Lehman Brothers Bank, FSB, a subsidiary of LBH
LBCS	Lehman Brothers Commodity Services, a subsidiary of LBH

LBH	Lehman Brothers Holdings Inc.
LCC	Lyondell Chemical Company
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NERC	North American Electric Reliability Council
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMGC	New Mexico Gas Company, a subsidiary of Continental
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
O&M	Operations and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
Optim Energy	Optim Energy, LLC, a limited liability company, owned 50% by each of PNMR and ECJV; formerly known as EnergyCo
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Facility	PNM’s Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PRP	Potential Responsible Party
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
Pyramid	Tri-State Pyramid Unit 4
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REC	Renewable Energy Certificates
Reimbursement Agreement	PNM’s $100 Million Letter of Credit Facility
REP	Retail Electricity Provider
RFP	Request for Proposal
RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standard
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company

v

SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act
Term Loan Agreement	PNM’s $300 Million Unsecured Delayed Draw Term Loan Facility
Throughput	Volumes of gas delivered, whether or not owned
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP Bridge Facility	TNMP’s $100 Million Bridge Term Loan Credit Agreement
TNMP Facility	TNMP’s $200 Million Unsecured Revolving Credit Facility
TNMP Revolving Credit Facility	TNMP’s $75 Million Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
UAMPS	Utah Associated Municipal Power System
Valencia	Valencia Energy Facility
VaR	Value at Risk
WACC	Weighted Average Cost of Capital
WSPP	Western Systems Power Pool

PART I

ITEM 1.	BUSINESS

THE COMPANY

Overview

PNMR is an investor-owned holding company of energy and energy-related businesses. PNMR’s primary subsidiaries are PNM, TNMP, and First Choice. PNM is a public utility with regulated operations primarily engaged in the generation, transmission, and distribution of electricity and, through January 29, 2009, the transmission and distribution and sale of natural gas. TNMP is a regulated utility providing regulated transmission and distribution services in Texas. First Choice is a competitive REP operating in Texas. PNMR owns 50% of Optim Energy, which is focused on unregulated electric operations, principally within the areas of Texas covered by ERCOT, including the development, operation, and ownership of diverse generation assets and wholesale marketing. As described below and in Note 22, PNMR’s investment in Optim Energy was reduced to zero at December 31, 2010 due to the determination that the investment was fully impaired.

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

Other Information

These filings for PNMR, PNM, and TNMP include disclosures for PNMR, PNM, and TNMP. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP will be indicated as such. A reference to “MD&A” in this report refers to Part II, Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. A reference to a “Note” refers to the accompanying Notes to Consolidated Financial Statements.

Financial information relating to amounts of sales, revenue, net income, and total assets of reportable segments is contained in MD&A and Note 3.

WEBSITES

The PNMR website, www.pnmresources.com, is an important source of Company information and PNMR encourages investors, analysts, and other interested parties to visit the website frequently. PNMR keeps the site updated and routinely posts new or updated information for public access. PNMR encourages analysts, investors, and other interested parties to register on the website to automatically receive Company information by e-mail. Once registered, participants can choose from a menu to automatically receive requested information, including news releases, notices of webcasts, and filings with the SEC. Participants can unsubscribe at any time and will not receive information that was not requested.

PNMR’s Internet address is http://www.pnmresources.com; PNM’s Internet address is http://www.pnm.com; TNMP’s Internet address is http://www.tnpe.com. The contents of these websites are not a part of this Form 10-K. The filings of PNMR, PNM, and TNMP with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section

13(a) or 15(d) of the Securities and Exchange Act of 1934, are accessible free of charge at http://www.pnmresources.com as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports are also available upon request in print from PNMR free of charge. Additionally, PNMR’s Corporate Governance Principles, code of ethics (Do the Right Thing-Principles of Business Conduct), and charters of its Audit and Ethics Committee, Nominating and Governance Committee Compensation and Human Resources Committee, and Finance Committee are available at http://www.pnmresources.com/investors/governance.cfm and such information is available in print, without charge, to any shareholder who requests it. The Company will post amendments to or waivers from its code of ethics (to the extent applicable to the Company’s executive officers and directors) at this location on its website.

OPERATIONS

Regulated Operations

PNM Electric

PNM Electric is an electric utility that is primarily focused on providing service to its rate-regulated customers. PNM Electric’s operations consist of generation, transmission, and distribution of electricity for retail electric customers in New Mexico subject to the jurisdiction of the NMPRC and for wholesale customers in New Mexico and Arizona subject to the jurisdiction of FERC. PNM Electric also provides transmission services to third parties. PNM Electric also includes the generation and sale of electricity into the wholesale market. PNM Electric provides retail electric service to a large area of north central New Mexico, including the cities of Albuquerque and Santa Fe, and certain other areas of southern New Mexico. PNM Electric owns or leases transmission lines, interconnected with other utilities in New Mexico, Texas, Arizona, Colorado, and Utah. The largest retail electric customer served by PNM Electric accounted for 2.9% of PNM Electric’s revenues for the year ended December 31, 2010. PNM was incorporated in the State of New Mexico in 1917.

Customer rates for retail electric service are set by the NMPRC. In February 2007, PNM filed a general rate case with the NMPRC for all of its New Mexico retail customers except those formerly served by TNMP. Following NMPRC approvals, PNM implemented new electric rates reflecting an annual $34.4 million rate increase in May 2008 and, beginning in June 2008, an Emergency FPPAC through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, are passed through to customers on a monthly basis. In September 2008, PNM filed its 2008 Electric Rate Case requesting an increase in electric rates for all of its New Mexico retail customers except those formerly served by TNMP and a more traditional FPPAC. In June 2009, the NMPRC approved a stipulation resolving all issues in the 2008 Electric Rate Case, including that the Luna and Lordsburg generating plants, the Valencia PPA, and the portion of PVNGS Unit 2 previously owned by another subsidiary of PNMR and leased to PNM, be included as additional sources of power in determining rates. The approved stipulation allowed for an increase in annual non-fuel revenues of $77.1 million with, 65% being implemented July 1, 2009 and the remainder being implemented April 1, 2010. As an offset to the non-fuel revenue increase, PNM implemented a credit to customers totaling $26.3 million, representing the amount of revenues from past sales of SO2 allowances. This amount is being credited to customers over 21 months beginning July 1, 2009.

PNM filed its 2010 Electric Rate Case application with the NMPRC on June 1, 2010 for rate increases for all PNM retail customers to be effective April 1, 2011. The application proposed separate rate increases for those customers served by PNM (“PNM North”) prior to its acquisition of TNMP and for the customers formerly served by TNMP (“PNM South”). The proposed total increase of $165.2 million represents a 22% increase for PNM North and a 20% increase for PNM South. On February 3, 2011, PNM, NMPRC staff, NMAG, NMIEC, ABCWUA, Buckman Direct Diversion Board, and the City of Alamogordo, New Mexico entered into a stipulation that, if approved by the NMPRC, would resolve all issues in the 2010 Electric Rate Case and provide a rate path for PNM through 2013. Other parties have filed statements opposing the stipulation. This stipulation, which reflects some aspects of a future test year, is subject to approval of the NMPRC. The stipulation would allow PNM to increase rates by $45.0 million beginning May 15, 2011 and by an additional $40.0 million beginning January 1, 2012. The proposed rates are designed so that PNM North customers and PNM South customers would have the same percentage increase. The PNM South customers, who are not currently covered by a FPPAC, would be covered by the same FPPAC that is utilized for the PNM North customers. In addition, subject to further NMPRC approvals, PNM would recover the costs associated with NMPRC approved renewable energy procurement plans through a rate rider beginning July 1 2012. PNM would also be able to implement a separate rate rider in 2013 to recover up to an additional $20.0 million to cover changes in plant-related rate base between June 30, 2010 and

December 31, 2012. PNM’s next general rate adjustment could not go into effect before January 1, 2014, except that PNM can file for recovery of costs to comply with any federal or state environmental law or requirement effective after June 30, 2010. If the stipulation is approved by the NMPRC, PNM would forego collection of $10.0 million of the under-collected amount in the FPPAC balancing account, which would be recorded as a regulatory disallowance. On February 22, 2011, the NMPRC issued an order denying a motion that requested the NMPRC, instead of the Hearing Examiner, conduct the hearing on the stipulation. PNM agreed to extend the suspension period for an additional three months to November 10, 2011. The Hearing Examiner has established a procedural schedule that includes a hearing on the stipulation beginning on May 9, 2011. See Note 17. PNM is unable to predict the outcome of this proceeding.

Weather-normalized retail electric loads increased by 1.4% in 2010. PNM Electric’s system peak demands for its retail and firm requirements customers in the summer and the winter for the last three years are shown in the following table:

System Peak Demands

	2010	2009	2008
	(Megawatts)

Summer	1,973	1,866	1,901
Winter	1,551	1,531	1,643

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow PNM to access public rights-of-way for placement of PNM’s electric facilities. Franchise agreements have expired in some areas PNM serves, including Albuquerque, Santa Fe, and Rio Rancho. PNM remains obligated under New Mexico state law to provide service to customers in these franchise areas despite the absence of an effective franchise agreement, so the expirations should not have a material adverse impact on PNM’s business. The Albuquerque, Rio Rancho, and Santa Fe metropolitan areas accounted for 45.3%, 9.8%, and 8.9% of PNM Electric’s 2010 revenues and no other franchise area represents more than 5%. Although PNM does not collect or pay franchise fees in some areas it serves, PNM continues to collect and pay franchise fees in certain parts of its service territory, including Albuquerque, Santa Fe, and Rio Rancho.

PNM Electric owns or leases 3,188 circuit miles of electric transmission lines, interconnected with other utilities in New Mexico, Arizona, Colorado, Texas, and Utah. Due to rapid load growth in PNM Electric’s service territory in recent years and the lack of transmission development, most of the capacity on this transmission system is fully committed during peak hours and there is very little or no additional access available on a firm commitment basis. These factors result in physical constraints on the system and limit the ability to wheel power into PNM Electric’s service area from outside of New Mexico.

PNM Electric includes wholesale activities that consist of the generation and sale of electricity into the wholesale market. PNMR completed its undertaking to move away from certain wholesale merchant activities within PNM Electric by the sale of certain wholesale power, natural gas and transmission contracts (see Note 8) and NMPRC approval to include the Luna and Lordsburg assets in retail rates (see Note 17). Because PNM’s share of Unit 3 at the PVNGS is permanently excluded from retail rates, it can remain within PNM and its power can continue to be sold on the wholesale market. In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW, through December 31, 2010. In late 2010 and early 2011, PNM entered into contracts for the sale of power from PVNGS Unit 3 through December 31, 2011; however, PNM expects the margins to be significantly lower, due to lower existing market prices than those achieved in the tolling agreement in 2008. PNM Electric also engages in activities to optimize its existing jurisdictional assets and long-term purchase power agreements through spot market, hour ahead, day ahead, week ahead, and other sales of any excess generation not required to fulfill PNM Electric’s retail load and contractual commitments. Revenues from these sales are credited to retail customers through the FPPAC.

PNM Electric has entered into various firm-requirements wholesale electric sales contracts. These contracts contain fixed capacity charges in addition to energy charges. Capacity charges are fixed monthly payments for a commitment of resources to service the contract requirements. Energy charges are payments based on the amount of electricity delivered to the customer intended to compensate PNM Electric for its variable costs incurred to provide the energy. PNM Electric’s firm-requirements demand was 107 MW in 2010, and is expected, based solely on existing contracts, to be 106 MW in 2011, 109 MW in 2012, and 111 MW in 2013. No firm-requirements customer of PNM Electric accounted for more than 1.9% of the PNM Electric’s revenues for the year ended December 31, 2010.

TNMP Electric

TNMP Electric consists of all the operations of TNMP. TNMP is a regulated utility operating in Texas. TNMP’s predecessor was organized in 1925 and TNMP is incorporated in the State of Texas.

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

TNMP Electric provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service within TNMP Electric’s Texas service area. As of December 31, 2010, 81 active REPs served customers that receive transmission and distribution services from TNMP Electric. First Choice, TNMP Electric’s affiliated REP, was TNMP Electric’s second largest customer and accounted for 18.4% of TNMP’s revenues for the year ended December 31, 2010. Revenues of TNMP’s other large customers accounted for 19.1% and 13.1% of revenues. No other customers accounted for more than 10% of revenues.

In August 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues, which would be TNMP’s first increase in rates since 2002. Hurricane Ike, which struck the Texas Gulf Coast on September 13, 2008, caused extensive damage to the city of Galveston and the surrounding communities. In March 2009, TNMP filed supplemental testimony, requesting an additional revenue increase of $15.7 million annually relating to costs incurred during Hurricane Ike and anticipated increased financing costs. In June 2009, TNMP and the other parties in the rate case reached a unanimous settlement that was approved by the PUCT in August 2009. The settlement permitted TNMP to increase revenues by $12.7 million annually beginning September 1, 2009. This increase reflects interest and other costs associated with its March 2009 debt refinancing and the settlement adjusts the interest rate TNMP is allowed to collect on its CTC to reflect those costs. The rate increase includes recovery of $17.6 million of Hurricane Ike restoration costs plus carrying costs over five years. The PUCT approved an interim adjustment to TNMP’s transmission rates of $5.5 million on May 14, 2010. On August 26, 2010, TNMP filed with the PUCT for a $20.1 million increase in revenues. On January 27, 2011, the PUCT approved a stipulation among the parties to the case that settles the case and provides for a revenue increase of $10.25 million beginning February 1, 2011.

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

Competitive Businesses

First Choice

First Choice is a certified REP operating in ERCOT, which provides electricity to residential, small commercial and governmental customers. First Choice’s services include acquiring retail customers, setting up retail accounts, handling customer inquiries and complaints, and acting as a liaison between the transmission and distribution companies and retail customers. First Choice focuses its competitive customer acquisition efforts in the major Texas metropolitan areas that are open to electric choice within ERCOT, including Dallas-Fort Worth, Houston, Corpus Christi, and McAllen-Harlingen. Due to the competitive nature of the Texas market, First Choice, similar to other REPs, experiences significant turnover in its customer base. There is no provision under Texas regulation that requires customers to pay their previous REP before obtaining service from another REP. In 2008 and early 2009, this was exacerbated by the impacts of Hurricane Ike and depressed economic conditions, which resulted in significant increases in the levels of uncollectible accounts and bad debt expense. During late 2009 and continuing through 2010, the levels of uncollectible accounts and bad debt expense at First Choice have been significantly reduced. Although First Choice is regulated in certain respects by the PUCT under ERCOT, its business is not subject to traditional rate of return regulation.

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

First Choice experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. In 2010, approximately 32% of First Choice’s consolidated annual revenues were recorded in June, July, and August.

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

Optim Energy

In January 2007, PNMR and ECJV created EnergyCo to serve expanding U.S. markets, principally the areas of Texas covered by ERCOT. In February 2009, the name of EnergyCo was changed to Optim Energy and references to Optim Energy herein encompass periods prior to the name change. ECJV is a wholly owned subsidiary of Cascade, which is a large PNMR shareholder. PNMR and ECJV each have a 50 percent ownership interest in Optim Energy, a limited liability company. Optim Energy’s electric generating resources consist of the Twin Oaks plant, which was acquired from PNMR in 2007, the Altura Cogen plant, a cogeneration electric and steam generating plant that was purchased in 2007, and 50 percent of the Cedar Bayou 4 generating unit, construction of which was completed in June 2009. Optim Energy has a bank financing arrangement that expires on May 31, 2012, which includes a revolving line of credit.

PNMR accounts for its 50 percent ownership interest in Optim Energy using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over Optim Energy and its operations. Through December 31, 2010, PNMR recorded its percentage share of earnings or losses of Optim Energy and carried its investment at cost, adjusted for its share of undistributed earnings or losses. Accordingly, Optim Energy’s revenues and expenses are not included in PNMR’s consolidated revenues and expenses. See below and Note 22.

Optim Energy’s strategy had been focused on expanding unregulated operations in one of the nation’s growing power markets. Optim Energy’s business consisted of development, operation, and ownership of diverse generation assets and wholesale marketing to optimize its assets. In 2009, Optim Energy was affected by continuing adverse market conditions, primarily low natural gas and power prices. The adverse market conditions continued throughout 2010.

In response to those adverse conditions, Optim Energy changed its strategy and near-term focus in October 2009. Optim Energy is currently focused on utilizing cash flow from operations to reduce debt and optimizing its current generation assets as a stand-alone independent power producer. Optim Energy’s goal is to optimize its performance under current market conditions with the expectation of being able to take advantage of any economic recovery in the power and gas markets over the next several years.

In addition to the continuing adverse market conditions evidenced by low power and natural gas prices, recently reported sales of electric generating resources within the ERCOT market have been transacted at prices (per KW of generating capacity) that are substantially below the amounts recorded for electric generating plants underlying PNMR’s investment in Optim Energy. Under GAAP, these factors are indicators of impairment that required impairment analyses to be performed as of December 31, 2010, both by Optim Energy of its electric generating plants and by PNMR of its investment in Optim Energy. GAAP requires that Optim Energy perform the impairment analysis of its electric generating plants using forecasts of future cash flows on an undiscounted basis in order to determine its investments are recoverable. That analysis indicates Optim Energy will be able to recover its investments in electric generating assets based on its estimates of undiscounted future cash flows from operating those plants over their expected useful lives. Therefore, Optim Energy did not record any impairment loss related to its electric generating plants at December 31, 2010. However, GAAP requires that PNMR base the impairment analysis of its investment in Optim Energy on fair value. To the extent forecasts of future cash flows are used in the determination of fair value, the cash flows must be on a discounted basis that reflects the time value of money relative to those cash flows. PNMR’s analysis of the discounted cash flows of Optim Energy, recent sales of comparable generating assets, and the preliminary discussions regarding strategic alternatives for Optim Energy discussed in Strategy below indicated that its entire investment in Optim Energy was impaired at December 31, 2010. Accordingly, PNMR reduced the carrying value of its investment in Optim Energy to zero at December 31, 2010, resulting in a pre-tax loss of $188.2 million ($113.7 million after-tax), which is reflected within Other Income and Deductions on the Consolidated Statements of Earnings (Loss) of PNMR.

Strategy

As a result of the adverse market conditions experienced by Optim Energy described above, PNMR (in collaboration with Optim Energy and ECJV) has been assessing various strategic alternatives relating to PNMR’s ownership interest in Optim Energy. Discussions regarding various alternatives have been held with several potential parties. Although PNMR has no contractual requirement or agreement to provide Optim Energy with additional financial resources as of the date of this report, based on the exploration of these alternatives to date, it is possible that PNMR may decide to contribute equity and/or other operational assets to Optim Energy or a new venture in order to consummate a strategic transaction. Depending on the form and structure of a strategic transaction, if any, as well as market conditions at the time the strategic transaction is consummated, PNMR may recognize gains or additional impairments based on relative fair values. No assurances can be given that PNMR will consummate any strategic transaction with respect to its investment in Optim Energy.

Corporate and Other

PNMR Services Company provides corporate services through shared services agreements to PNMR, to all of PNMR’s business units, including First Choice, PNM, and TNMP, and to Optim Energy. These services are charged and billed on a monthly basis to the business units. Billings are at cost, except for Optim Energy, which includes a profit element. PNMR Services Company is included in the Corporate and Other segment.

SOURCES OF POWER

PNMR

First Choice buys electricity and enters into hedging arrangements to purchase quantities of power to match the supply obligations to customers that are under fixed price contracts. In the long term, power is purchased in the over-the-counter market or using futures. In the short term, the hedges are adjusted to load forecast changes by buying and selling power in the over-the-counter market or ERCOT day-ahead market.

PNM

As of December 31, 2010, the total net generation capacity of facilities owned or leased by PNM was 2,331 MW. See Item 2. Properties. PNM also obtains power under long-term PPAs as described below. PNM Electric’s total generation capacity from these sources is:

Owned and leased	2,331 MW
Long-term PPAs:
New Mexico Wind Energy Center	200 MW
SPS contingent	100 MW

Total	2,631 MW

Owned and Leased

SJGS’ equivalent availability was 73.5% and 84.9% for the years ended December 31, 2010 and 2009. Four Corners’ equivalent availability was 75.3% and 87.5% for the years ended December 31, 2010 and 2009. In 2010, PVNGS achieved its best generation year ever, producing over 31 million megawatt-hours, with an overall station capacity factor of 90.5%. The generation from each PVNGS operating unit directly reflects the station’s currently effective 18-month refueling cycle. In 2010, PVNGS refueled both Unit 1 and Unit 3. As part of the 2010 refueling outages, PVNGS installed new reactor vessel closure heads and simplified head assembly modifications. These projects are designed to provide safety benefits, eliminate costly inspections and reduce the duration of future outages. SJGS is operated by PNM. Four Corners and PVNGS are operated by APS.

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

In 2007, PNM Electric completed the conversion of Afton to a combined cycle plant. The NMPRC approved bringing Afton into retail rates and currently 50% of Afton’s capacity is designated to serve customers formerly served by TNMP and the other 50% is designated to serve PNM Electric’s other retail customers.

PNM leases portions of PVNGS and the lease payments are recovered through retail rates approved by the NMPRC. In July 2009, PNM acquired the ownership of a portion of PVNGS Unit 2 previously owned by another PNMR subsidiary and leased to PNM, including it in rates charged to retail customers on an ownership basis. See Item 2. Properties, Note 7, and Note 17 for additional information.

In 1996, PNM entered into an operating lease agreement for the rights to all the output of the Delta gas-fired generating plant for 20 years. The plant received FERC approval for “exempt wholesale generator” status. The maximum dependable capacity under the lease is 132 MW. The gas turbine generating unit is operated by Delta and is located on PNM’s retired Person Generating Station site in Albuquerque. Primary fuel for the gas turbine generating unit is natural gas provided by wholesale gas purchases. In addition, the unit has the capability to utilize low sulfur fuel oil if natural gas is neither available nor cost effective.

In April 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Belen, New Mexico. Valencia became operational on May 30, 2008. A third-party built, owns, and operates the facility. PNM is the sole purchaser of the electricity generated. The term of the PPA is for 20 years beginning June 1, 2008. Valencia became included in retail rates charged to customers beginning with the 2008 Electric Rate Case. PNM has evaluated the accounting treatment of this arrangement and concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia. As the primary beneficiary, PNM consolidates the entity in its financial statements. Accordingly, the assets of Valencia are included in the consolidated financial statements of PNM although PNM has no legal ownership interest or voting control of the variable interest entity. The 145 MW capacity of Valencia is reflected as owned in the above table. See Note 9 and Note 17.

Joint Projects

SJGS, PVNGS, and Four Corners are joint projects each owned or leased by several different utilities. Some participants in the joint projects are investor-owned utilities, while others are municipally or co-operatively owned. Furthermore, participants in SJGS and Four Corners may have varying percentage interests in different generating units within the project. The primary operating or participation agreements for the joint projects expire in 2017 for Four Corners, 2022 for SJGS, and 2027 for PVNGS. In addition, SJGS and Four Corners are coal-fired generating plants that obtain their coal requirements from mines near the plants. The agreements for coal supply expire in 2016 for Four Corners and 2017 for SJGS. Four Corners is situated on land under a lease from the Navajo Nation. APS, on behalf of the Four Corners participants, has negotiated amendments to an existing facility lease with the Navajo Nation which would extend the Four Corners leasehold interest to 2041. The execution of these amendments by the Navajo Nation requires the approval of the Navajo Nation Council, which occurred on February 15, 2011 and is awaiting final signature by the Nation’s President. The effectiveness of the amendments also requires the approval of the DOI, as does a related federal rights-of-way grant which the Four Corners participants will pursue. A federal environmental review will be conducted as part of the DOI review process. Portions of PNM’s interests in PVNGS Units 1 and 2 are through leases that expire in 2015 and 2016, but contain certain fixed-rate renewal and fair market value purchase options. Several of the participants in the joint projects are located in California. There are legislative and regulatory mandates in California that prohibit utilities from entering into new, or extending existing, arrangements for coal-fired generation. It is also possible that the participants in the joint projects have changed circumstances and objectives from those existing at the time of becoming participants. The status of the joint projects is further complicated by the uncertainty surrounding the form of potential legislation and/or regulation of GHG, CCBs and other air emissions, as well as the impacts of the costs of compliance and operational viability of all or certain units within the joint projects. It is unclear how these factors will enter into discussion and negotiations concerning the status of the joint projects as the expiration of basic operational agreements approaches and PNM can provide no assurance that its participation in the joint projects will continue in the manner that currently exists.

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

In addition, PNM has a long-term PPA with SPS to purchase 100 MW of interruptible power through May 2011. See Owned and Leased above regarding the Valencia PPA.

A summary of purchased power is as follows:

	Year Ended December 31,
	2010	2009	2008
Purchased under long-term PPAs
MWh	1,435,593	1,574,062	2,274,276
Cost per MWh	$50.94	$48.64	$57.43

Other purchased power
Total MWh	1,083,548	1,083,272	2,640,131
Cost per MWh	$40.61	$37.42	$68.82

TNMP

TNMP provides only transmission and distribution services and does not sell power.

FUEL AND WATER SUPPLY

PNM

The percentages of PNM’s generation of electricity (on the basis of KWh) fueled by coal, nuclear fuel, and gas and oil, and the average costs to PNM of those fuels per MMBTU, during the past three years were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of Generation	Average Cost	Percent of Generation	Average Cost	Percent of Generation	Average Cost

2010	59.4%	$2.49	31.5%	$0.66	9.1%	$4.53
2009	61.3%	$2.25	27.6%	$0.56	11.1%	$3.52
2008	58.7%	$2.28	27.9%	$0.51	13.4%	$8.10

The generation mix for 2011 is expected to be 64.6% coal, 27.3% nuclear, 8.0% gas and oil, and 0.1% utility owned solar. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits, and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future. See Sources of Power - PNM - PPAs for information concerning the cost of purchased power.

Coal

See Note 16 for information about PNM’s coal supply.

Natural Gas

The natural gas used as fuel for the electric generating plants is procured on the open market and delivered by third party transportation providers and NMGC (PNM Gas prior to January 29, 2009) through its transportation facilities.

Nuclear Fuel

PNM is one of several participants in PVNGS. See Note 14. The PVNGS participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The PVNGS participants have contracted for all of PVNGS’s requirements for uranium concentrates through 2011 and 95% of its requirements through 2017. A new contract is currently being negotiated that will cover PVNGS’s remaining requirements for uranium concentrates through 2017. The participants have also contracted for all of PVNGS’s conversion services through 2018, all of PVNGS’s enrichment services through 2020 and all of PVNGS’s fuel assembly fabrication services through 2016.

The Nuclear Waste Policy Act of 1982 (“NWPA”) required the DOE to accept, transport, and dispose of spent nuclear fuel and high level waste generated by the nation’s nuclear power plants by 1998. The DOE’s obligations are reflected in a Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (“Standard Contract”) with each nuclear power plant. The DOE failed to begin accepting PVNGS’s spent nuclear fuel by 1998, and APS (on behalf of itself and the other PVNGS participants) filed a lawsuit for DOE’s breach of the PVNGS Standard Contract in the U.S. Court of Federal Claims. The Court of Federal Claims ruled in favor of APS and in October 2010 awarded $30.2 million in damages to the PVNGS participants for costs incurred through December 2006. See Note 16.

The DOE had planned to meet its NWPA and Standard Contract disposal obligations by designing, licensing, constructing, and operating a permanent geologic repository at Yucca Mountain, Nevada. In June 2008, DOE submitted its application to the NRC to authorize construction of the Yucca Mountain repository. In March 2010, the DOE filed a motion to dismiss with prejudice its Yucca Mountain construction authorization application that was pending before the NRC. Several interested parties have intervened in the NRC proceeding, and the proceeding has not been conclusively decided by the NRC or the courts. Additionally, a number of interested parties have filed a variety of lawsuits in different jurisdictions around the country challenging the DOE’s authority to withdraw the Yucca Mountain construction authorization application. None of these lawsuits have been conclusively decided by the courts.

PVNGS has sufficient capacity at its on-site independent spent fuel storage installation (“ISFSI”) to store all of the nuclear fuel that will be irradiated during the initial operating license period, which ends in December 2027. Additionally, PVNGS has sufficient capacity at its on-site ISFSI to store a portion of the fuel that will be irradiated during the period of extended operation, which ends in December 2047 (assuming the NRC approves APS’s request for renewed operating licenses). If uncertainties regarding the United States government’s obligation to accept and store spent fuel are not favorably resolved, the PVNGS participants will evaluate alternative storage solutions that may obviate the need to expand the ISFSI to accommodate all of the fuel that will be irradiated during the period of extended operation.

In addition to the spent fuel stored at PVNGS’s on-site ISFSI, PVNGS also generates certain types of low level radioactive waste that are stored on-site. Currently, the Class B and Class C waste (the higher radioactivity of the low level wastes) is stored on-site since industry access to a disposal site was eliminated several years ago. The NRC is considering regulations that would allow the industry to eliminate much of this waste by blending it with lower level Class A waste so that it can be disposed of at a facility such as the one PVNGS utilizes in Utah.

Water Supply

See Note 16 for information about PNM’s water supply.

RATES AND REGULATION

The items below describe certain of the more significant rate and regulatory matters that are relevant to the Company. See Notes 16 and 17 for a discussion of additional rate and regulatory matters.

PNMR

First Choice

First Choice is a member of ERCOT, the ISO responsible for maintaining reliable operations of the bulk electric power grid in the Texas deregulated electricity market. ERCOT does not operate a centrally dispatched pool and does not procure energy on behalf of its members other than to maintain the reliable operation of the transmission system. ERCOT also serves as a clearinghouse for procuring ancillary services and congestion revenue rights.

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

First Choice provides energy to retail customers in ERCOT. As a result of the deregulated electricity market in Texas, there are no provisions for the specific recovery of fuel and purchased power costs by First Choice. The rates charged to customers are not regulated by the PUCT, but are negotiated by First Choice with each customer. As a result, purchased power costs will affect First Choice’s operating results.

PNM

Regulation

PNM is subject to the jurisdiction of the NMPRC with respect to its retail electric rates, service, accounting, issuances of securities, construction of major new generation, transmission, and distribution facilities and other matters regarding retail utility services provided in New Mexico. The NMPRC approved PNM implementing new electric rates reflecting a $34.4 million rate increase in May 2008 and also implementing an Emergency FPPAC in June 2008. In the 2008 Electric Rate Case, the NMPRC approved PNM implementing new electric rates reflecting an increase in annual non-fuel revenues of $77.1 million, of which 65% was implemented on July 1, 2009 and the remaining 35% was implemented on April 1, 2010. The NMPRC also approved a more traditional FPPAC. PNM and other parties to its 2010 Electric Rate Case have entered into a stipulation that, if approved by the NMPRC, would resolve all issues related to that case. FERC has jurisdiction over rates and other matters related to wholesale electric sales and cost recovery for a portion of PNM’s transmission network. In October 2010, PNM filed for an increase in transmission rates of $11.1 million annually, which is pending before FERC. See Note 17.

Use of Future Test Year

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

Renewable Portfolio Standard

The Renewable Energy Act of 2004 was enacted to encourage the development of renewable energy in New Mexico. The act establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006, increasing to 10% by 2011, 15% by 2015, and 20% by 2020. The act provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. PNM files required renewable energy plans with the NMPRC annually. PNM’s 2010 plan requests variances from certain aspects of the NMPRC requirements, which request is pending before the NMPRC. See Note 17.

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

In August 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues. TNMP amended its request by $15.7 million to include recovery of costs related to Hurricane Ike, as well as anticipated debt financing costs. In August 2009, the PUCT approved a settlement that permits TNMP to increase revenues by $12.7 million annually. This increase reflects interest and other costs associated with its March 2009 debt refinancing and adjusts the interest rate TNMP is allowed to collect on its CTC to reflect those costs. The rate increase includes recovery of $17.6 million of Hurricane Ike restoration costs plus carrying costs over five years. The PUCT approved an interim adjustment to TNMP’s transmission rates of $5.5 million on May 14, 2010. On August 26, 2010, TNMP filed with the PUCT for a $20.1 million increase in revenues. On January 27, 2011, the PUCT approved a revenue increase of $10.25 million beginning February 1, 2011. See Note 17.

ENVIRONMENTAL MATTERS

Electric utilities are subject to stringent laws and regulations for protection of the environment by local, state, federal, and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has the authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act. The liabilities under these laws and regulations can be material and, in some instances, may be imposed without regard to fault, or may be imposed for past acts, whether or not such acts were lawful at the time they occurred. See MD&A - Critical Accounting Policies for a discussion of applicable accounting policies and – Other Issues Facing the Company – Climate Change Issues for information on GHG. In addition, see Notes 16 and 18 for information related to the following matters, incorporated in this item by reference.

Note 16

•	PVNGS Decommissioning Funding
•	Nuclear Spent Fuel and Waste Disposal
•	Environmental Matters under the caption “The Clean Air Act”
•	Endangered Species Act
•	Santa Fe Generating Station
•	Environmental Matters under the caption “Coal Combustion Waste Disposal”
•	Gila River Indian Reservation Superfund Site

Note 18

•	Environmental Issues

COMPETITION

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

Since 2002, electric consumers in Texas have been encouraged to switch from their traditional retail energy provider, such as TNMP, to a competitive REP, such as First Choice. Currently under TECA, consumers whose chosen retail energy provider has exited the Texas market are provided electric service by a “provider of last resort.” Rates of the provider of last resort are regulated by the PUCT and are fixed for the two-year period that each provider of last resort serves. First Choice and other REPs currently market retail electricity at competitive rates, which has resulted in increased pressure on margins.

EMPLOYEES

The following table sets forth the number of employees of PNMR, PNM, and TNMP and for each business segment as of December 31, 2010:

	PNMR	PNM	TNMP
Corporate (1)	552	-	-
PNM Electric	1,131	1,131	-
TNMP Electric	345	-	345
First Choice	106	-	-

Total	2,134	1,131	345

(1)	Represents employees of PNMR Services Company.

As of December 31, 2010, PNM Electric had 642 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW that was entered into in May 2009 and expires April 30, 2012. PNMR has no other employees represented by unions.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Statements made in this filing that relate to future events or PNMR’s, PNM’s, or TNMP’s expectations, projections, estimates, intentions, goals, targets, and strategies, are made pursuant to the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements are based upon current expectations and estimates and PNMR, PNM, and TNMP assume no obligation to update this information.

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s,

PNM’s, and TNMP’s business, financial condition, cash flow, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•

Conditions affecting the Company’s ability to access the financial markets and the Company’s or Optim Energy’s ability to negotiate new credit facilities for those expiring in 2012, including actions by ratings agencies affecting the Company’s credit ratings,

•	The potential unavailability of cash from PNMR’s subsidiaries or Optim Energy due to regulatory, statutory or contractual restrictions,
•

The impacts of the decline in the values of marketable equity securities on the trust funds maintained to provide nuclear decommissioning funding and pension and other postretirement benefits, including the levels of funding and expense,

•	The recession, its disruption in the credit markets, and its impacts on the electricity usage of the Company’s customers,
•	State and federal regulatory and legislative decisions and actions, including the outcomes of PNM’s pending electric rate case and transmission rate case, and appeals of prior regulatory proceedings,
•

The ability of PNM to successfully defend its utilization of a future test year in its current electric rate filing with the NMPRC, including PNM’s ability to withstand challenges by regulators and intervenors, in the event the pending stipulation in that case is not approved,

•	The ability of PNM and TNMP to recover their costs and earn their allowed returns in their regulated jurisdictions,
•	The ability of PNM to meet the renewable energy requirements established by the NMPRC, including the resource diversity requirement, within the specified cost parameters,
•	The risk that replacement power costs incurred by PNM related to not meeting the specified capacity factor for its generating units under its Emergency FPPAC will not be approved by the NMPRC,
•	The risk that PNM may not be able to recover costs of renewal of rights-of-way on Native American lands through rates charged to customers,
•

The ongoing risks relating to PNMR’s ownership interest in Optim Energy, including uncertainties surrounding PNMR’s assessment of strategic alternatives for its investment in Optim Energy, the risk that a strategic transaction involving Optim Energy may not be consummated, uncertainty regarding potential additional contributions to Optim Energy, and the possibility that PNMR might recognize additional gains or impairments depending on market conditions, the form and structure of a strategic transaction, and relative fair values,

•

The risk that Optim Energy requires additional financial sources to expand its generation capacity or otherwise but is unable to identify and implement profitable acquisitions or that PNMR and ECJV will not agree to make additional capital contributions to Optim Energy,

•

Regulation or legislation relating to climate change, reduction of GHG, CCBs, and other power plant emissions, including the risk that the Company and Optim Energy may have to commit to substantial capital investments and additional operating costs to comply with new environmental requirements including possible future requirements to address regional haze regulations and related BART requirements and concerns about global climate change, and the resultant impacts on the operations and economic viability of generating plants in which PNM and Optim Energy have interests,

•	The performance of generating units, including PVNGS, SJGS, Four Corners, and Optim Energy generating units, and transmission systems,
•	The risks associated with completion of generation, transmission, distribution, and other projects, including construction delays and unanticipated cost overruns,
•

Uncertainty regarding the requirements and related costs of decommissioning power plants owned or partially owned by PNM and Optim Energy and coal mines supplying certain PNM power plants, as well as the ability to recover decommissioning costs through rates charged to customers,

•

Uncertainty surrounding the status of PNM’s participation in jointly-owned projects resulting from the scheduled expiration of the operational documents for the projects beginning in 2015 and potential changes in the objectives of the participants in the projects,

•

The risk that recently enacted reliability standards regarding available transmission capacity may reduce certain PNM transmission rights used to transmit its generation resources and provide access to transmission customers resulting in a need to purchase additional transmission capacity, reduce sales of transmission capacity, or operate generation less economically,

•	Changes in ERCOT protocols,

•	Changes in the cost of power acquired by First Choice,
•	The ability of First Choice to attract and retain customers,
•	Collections experience,
•	Fluctuations in interest rates,
•	Weather,
•	Water supply,
•	Changes in fuel costs,
•	Availability of fuel supplies,
•	The effectiveness of risk management and commodity risk transactions,
•	Seasonality and other changes in supply and demand in the market for electric power,
•	The impact of mandatory energy efficiency measures on customer energy usage,
•	Variability of wholesale power prices and natural gas prices,
•	Volatility and liquidity in the wholesale power markets and the natural gas markets,
•	Uncertainty regarding the ongoing validity of government programs for emission allowances,
•	Changes in the competitive environment in the electric industry,
•	The outcome of legal proceedings,
•	Insurance coverage available for claims made in litigation,
•	Changes in applicable accounting principles, and
•	The performance of state, regional, and national economies.

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

The business and financial results of PNMR, PNM, and TNMP are subject to a number of risks and uncertainties, including those set forth below and in MD&A, Note 16 and Note 17. Optim Energy, which is 50% owned by PNMR, is subject to many of the same risks and uncertainties.

Financial Factors

The economic recession and disruption in the credit and capital markets may impact our growth strategy and ability to raise capital and negotiate new credit facilities for those expiring in 2012.

What has been characterized as a “credit crisis” developed in the latter part of 2008 in the United States, along with the most significant economic recession in decades. It is generally perceived that the recession has ended and that the credit markets have returned to a more normal state. PNMR and its operating subsidiaries rely on access to both short-term money markets and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations, which could include capital requirements for energy infrastructure investments and funding new projects. If PNMR, its operating subsidiaries, or Optim Energy are not able to access capital at competitive rates, or at all, PNMR’s ability to finance capital requirements, if needed, and its ability to implement its growth strategy will be limited. Additional disruptions in the credit markets, which could negatively impact our access to capital could be caused by:

•	a further or “double-dip” economic recession,
•	declines in the health of the banking sector generally, and the failure of specific banks who are parties to our credit facilities,
•	the bankruptcy of an unrelated energy company,
•	increased market prices for electricity and gas,

•	terrorist attacks or threatened attacks on facilities of PNMR’s operating subsidiaries or those of unrelated energy companies, and
•	deterioration in the overall health of the utility industry.

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

As of February 18, 2011, the Company had consolidated short-term debt outstanding of $240.0 million through existing revolving credit facilities. The $542.0 million PNMR Facility and the $386.0 million PNM Facility both primarily expire in August 2012. These facilities, along with the TNMP Revolving Credit Facility, which expires in December 2015, provide the Company short-term borrowing capacity and also allow letters of credit to be issued, which reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months when air conditioning loads are greater. In general, the Company relies on these credit facilities as the initial source to finance construction expenditures resulting in increased borrowings under the facilities over time. The PNMR and PNM credit facilities will need to be renegotiated or replaced prior to their expiration in order to provide sufficient liquidity to finance operations and construction expenditures. Also, the bank financing arrangement of Optim Energy expires in May 2012 and will need to be renegotiated or replaced. The availability of such credit facilities and their terms and conditions will depend on the credit markets at that time, as well as the Company’s credit ratings and operating results. Industry experts suggest that the reduction in the number of banks and currently available credit coupled with numerous bank credit facilities across the utility industry expiring through 2012 could result in substantially higher pricing and shorter maturities of credit facilities. The Company is projecting total construction expenditures for the years 2011-2015 to be $1,396.4 million. The Company is exploring financial alternatives to meet these anticipated expenditures and currently believes that internal cash generation, credit arrangements, and access to the public and private capital markets will provide sufficient resources to meet capital requirements. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under current or then existing liquidity arrangements.

If our cash flow and credit and capital resources are insufficient to fund our capital expenditure plans, we may be forced to delay important capital investments, sell assets, seek additional equity or debt capital, or restructure our debt. In addition, any failure to make scheduled payments on our outstanding indebtedness would likely result in reductions of our credit ratings, which could harm our ability to incur additional indebtedness on acceptable terms and would result in an increase in the interest rates applicable under our credit facilities. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

Future reduction in our credit ratings could materially and adversely affect our business, financial position, results of operations and liquidity.

PNMR, PNM, and TNMP cannot be sure that any of their current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency. Downgrades could result in:

•	increased borrowing costs, which would negatively impact results of operation and cash flows,
•	required payment of a higher interest rate in future financings, a smaller potential pool of investors, and decreased funding sources,
•	required provision of additional support in the form of letters of credit, cash or other collateral to various counterparties, and
•	limited access to, or increased costs of access to, the credit markets.

Declines in values of marketable securities held in trust funds for pension and other postretirement benefits and in the NDT could result in sustained increases in costs and funding requirements for those obligations, which may affect our results of operations.

The Company targets 57.5% of its pension trust funds and 70.0% of its trust funds for other postretirement benefits to be invested in marketable equity securities. There was a significant decline in the general price levels of marketable equity securities in the second half of 2008 and early 2009. Although market prices generally improved later in 2009 and in 2010, increased levels of funding were required beginning in 2010 with additional amounts recorded as expense. Over one-half of funds held in the NDT are invested in marketable equity securities. The declines in market values resulted in the recognition of losses as impairments of certain securities held in the NDT. Further declines in market value could result in additional impairments.

PNMR may be unable to meet its ongoing and future financial obligations and to pay dividends on its common and convertible preferred stock if its subsidiaries or Optim Energy are unable to pay upstream dividends or distributions to PNMR.

PNMR is a holding company and has no operations of its own. PNMR’s ability to meet its financial obligations and to pay dividends on its common and convertible preferred stock at the current rate primarily depends on the net income and cash flows of its subsidiaries and Optim Energy and their ability to pay upstream dividends or distributions. Prior to providing funds to PNMR, PNMR’s subsidiaries and Optim Energy have financial obligations that must be satisfied, including among others, debt service and, in the case of PNM, preferred stock dividends.

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

In addition, the ability of PNMR to declare dividends depends upon the extent to which cash flows will support dividends, the availability of retained earnings, the Company’s financial circumstances and performance, the NMPRC’s and PUCT’s decisions in various regulatory cases currently pending and which may be docketed in the future, the effect of federal regulatory decisions, Congressional and legislative acts, and economic conditions in the United States. Conditions imposed by the NMPRC or PUCT, future growth plans and the related capital requirements, and business considerations may also affect PNMR’s ability to pay dividends.

Impairments of tangible and intangible long-lived assets of PNMR, PNM, and TNMP could adversely affect their business, financial position, liquidity, and results of operations.

PNMR, PNM, and TNMP evaluate their intangible long-lived assets, including goodwill and non-amortizing intangible assets, for impairment annually or, along with tangible long-lived assets, whenever indicators of impairment exist. The market capitalization of PNMR’s common stock has been significantly below book value since 2008, which is an indicator that intangible assets may be impaired. Other potential impairment indicators could include changing customer purchase commitments and market share; fluctuating market and commodity prices resulting from weather patterns; changing fuel costs; increased environmental regulation; industry deregulation; and other economic and market conditions and trends. In addition, changes in the ERCOT market in which First Choice operates significantly impacts its results of operations. Also, Optim Energy made a strategic decision not to pursue the Twin Oaks expansion and wrote off its development rights as an impairment. After tax impairment losses for PNMR, its consolidated subsidiaries, and PNMR’s share of Optim Energy totaled $212.1 million for the year ended December 31, 2008. No impairments were recorded in 2009. No impairments of intangible assets or tangible long-lived assets were recorded in 2010 although as described in Note 22, PNMR determined its investment in Optim Energy was fully impaired at December 31, 2010, resulting in a pre-tax loss of $188.2 million ($113.7 million after-tax).

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

There are risks associated with PNMR’s interest in Optim Energy.

As a result of the adverse market conditions experienced by Optim Energy, PNMR (in collaboration with Optim Energy and ECJV) has been assessing various strategic alternatives relating to PNMR’s ownership interest in Optim Energy. Discussions regarding various alternatives have been held with several potential parties. Although PNMR has no contractual requirement or agreement to provide Optim Energy with additional financial resources as of the date of this report, based on the exploration of these alternatives to date, it is possible that PNMR may decide to contribute equity and/or other operational assets to Optim Energy or a new venture in order to consummate a strategic transaction. Depending on the form and structure of a strategic transaction, if any, as well as market conditions at the time the strategic transaction is consummated, PNMR may recognize additional impairments based on relative fair values. No assurances can be given that PNMR will consummate any strategic transaction with respect to its investment in Optim Energy.

Regulatory Factors

Failure of PNMR’s PNM and TNMP subsidiaries, which are subject to rate regulation by state regulators, to adequately recover the costs incurred to provide service to customers and to earn a fair return on invested capital could have a significant impact on the Company’s future financial condition and results of operations.

Critical to PNMR’s success is the financial health of its regulated operating subsidiaries, which is highly dependent on continued favorable regulatory treatment. Although the NMPRC approved rate increases for PNM in 2008 and 2009 and the PUCT approved rate increases for TNMP in 2009 and 2011, these were the first rate increases for the regulated operations in a number of years and there can be no assurance applications for rate increases in the future will be approved. PNM currently has an additional rate increase pending before the NMPRC. Furthermore, the Company anticipates a trend toward increasing costs of providing electric service due to new asset construction and deployment, increased rights-of-way renewal costs, higher costs of generation from renewable resources, energy efficiency mandates, possible increases to fuel costs, potential environmental compliance costs, increases in pension and benefit costs, and depreciation. If regulators do not allow the increased costs to be recovered from customers in a timely manner, the Company’s liquidity and results of operations could be negatively impacted.

PNM’s current electric rate case pending with the NMPRC proposes to establish rates utilizing a future test year. As with any forward looking financial information, utilizing a future test year in a rate filing presents challenges that are inherent in the forecasting process. PNM forecasted both operating and capital expenditures that necessitated reliance on many assumptions concerning future conditions and operating results. In the ratemaking process, regulators and intervenors can challenge PNM’s assumptions and may assert different interpretations or assumptions. PNM and six other parties have entered into a stipulation that, if approved by the NMPRC, would resolve all issues in the current electric rate case. However, other parties oppose the stipulation and it is uncertain if the NMPRC will approve it. If the stipulation is not approved, PNM would need to litigate its positions through a case before the NMPRC, which would be subject to the risks inherent in such a proceeding. If PNM cannot successfully support the use of a future test year in current and future rate filings, including defending its ability to reasonably forecast operating and capital expenditures and to withstand challenges by regulators and intervenors, cash flows and results of operations may be negatively impacted.

PNM may not be able to recover the costs of renewing rights-of-way, primarily on Native American lands, in rates charged to customers, which could negatively impact its liquidity and results of operations.

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. Several of the agreements granting the rights-of-way were recently renewed at prices that are higher than historical levels. If PNM is not successful in recovering the costs of the rights-of-way renewals in rates approved by the NMPRC, its liquidity and results of operations will be negatively impacted.

Costs of environmental compliance, liabilities, and litigation could exceed estimates by PNMR, its operating subsidiaries, and Optim Energy, which could adversely affect their business, financial position, results of operations, and liquidity. In addition, although there is uncertainty about the timing and form of regulations regarding climate change, CCBs, and other power plant emissions, such regulations could have a material impact on operations.

Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations. PNMR, PNM, TNMP, and Optim Energy cannot predict how they would be affected if existing environmental laws and regulations were to be revised, or if new environmental laws and regulations seeking to protect the environment were to be adopted.

As discussed in Note 16, the EPA has recently issued its proposed BART determinations for both SJGS and Four Corners under the program to address regional haze in the “four corners” area. If the proposals are finalized in the form issued, they would require the installation of SCR technology at both SJGS and Four Corners in order to reduce the levels of NOx emitted. In addition, the BART proposal for SJGS would require installation within a three year timeframe, which the Company believes would be extremely difficult to accomplish. The Company is unable to predict the final form of regulations that may be issued, but the installation of additional pollution control equipment at SJGS and Four Corners would likely require significant capital expenditures that the Company would expect to be recovered through rates. If such costs are not allowed to be recovered from customers, the Company’s financial position, results of operation, and cash flows would be negatively impacted. It is also possible that the requirements to comply with BART combined with other environmental and business considerations could jeopardize the economic viability of the plants or the ability and willingness of individual participants to continue participation in the plants.

In addition, while there continues to be significant debate regarding the existence and extent of the emission of so-called GHG (particularly CO2) from fossil-fired generation facilities, PNMR and its operating subsidiaries believe that future governmental regulations applicable to their operations could limit GHG, although the framework and timing of regulation is currently unclear. A number of legislative bills have been introduced in the U.S. Congress that would require substantial costs to be incurred across the utility industry in order to comply, assuming that technology is available. Material changes in existing environmental laws and regulations, as well as new environmental laws and regulations, including the regulation of GHG, could increase financing requirements or otherwise adversely affect the business, financial position, results of operations, and liquidity of PNMR, its operating subsidiaries, and Optim Energy, unless increased environmental costs are recovered in customer rates or otherwise. Although the Company has begun the process of assessing the impacts of potential climate change legislation or regulation, the assessment is very preliminary and is based on numerous speculative assumptions regarding the final form of legislation or regulation. Revised or additional environmental laws and regulations could also result in additional operating restrictions on facilities and increased compliance costs that may not be fully recoverable in rates or otherwise, thereby reducing earnings.

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

In addition, PNM or TNMP may be designated as a responsible party for environmental clean up at a site identified by a regulatory body. PNMR, PNM, and TNMP cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up and compliance costs, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties. Failure to comply with environmental laws and regulations, even if caused by factors beyond PNM’s or TNMP’s control, may result in the assessment of civil or criminal penalties and fines.

PNMR, PNM, and TNMP are subject to complex government regulation, which may have a negative impact on their business, financial position and results of operations.

PNMR, PNM, and TNMP are subject to comprehensive regulation by several federal, state, and local regulatory agencies, which significantly influence their operating environment and may affect their ability to recover costs from utility customers. In particular, the NMPRC, PUCT, FERC, NRC, EPA, ERCOT, NMED, TCEQ, and NERC regulate many aspects of their utility operations, including siting and construction of facilities, the purchase of power under long-term contracts, conditions of service, the issuance of securities, and the rates that the regulated entities can charge customers. PNMR, PNM, and TNMP are required to have numerous permits, approvals, and certificates from these agencies to operate their business. The rates that PNM and TNMP are allowed to charge for their retail services significantly influence PNMR’s and those subsidiaries’ business, financial position, results of operations, and liquidity. Due to continuing federal regulatory reforms, the public utility industry continues to undergo change. Although Optim Energy’s operations are generally not subject to regulation by the utility regulatory agencies, its operations are subject to regulation by other regulators, such as environmental authorities.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of noncompliance, the NRC has the authority, depending upon the NRC’s assessment of the severity of the situation, to impose monetary civil penalties or a progressively increased inspection regime, which could ultimately result in the shut down of a unit, until compliance is achieved, or both. PVNGS was subject to this heightened scrutiny from early 2007 through March 2009, when it exited the NRC’s enhanced inspection regime. Increased costs resulting from penalties, a heightened level of scrutiny, and implementation of plans to achieve compliance with NRC requirements, could adversely affect PNM’s financial condition, results of operations, and cash flows.

Under the Energy Policy Act of 2005, FERC has issued a number of rules pertaining to preventing undue discrimination in transmission services and electric reliability standards. The Company monitors and participates in the FERC and other proceedings involving implementation of the Energy Policy Act, in order to assess the implications of the law and rules on its operations.

FERC issued an order revising the determination of total transmission capability under the reliability standards for transmission systems. The order could potentially reduce the total transmission capacity that we use to deliver our generation resources to our customers. If such reductions occur, we might have to acquire additional transmission rights or assets, which could require substantial investments and a significant amount of time to accomplish.

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

Operational Factors

General economic conditions of the state, region and nation can affect our customers and suppliers. For example, economic recession or downturn may affect the actions of our customers and result in decreased consumption and increased bad debt expense, and could also negatively impact our suppliers, all of which could negatively impact us.

Economic activity is a key factor in PNMR subsidiaries’ performance. Decreased economic activity can lead to declines in energy consumption, which could adversely affect future revenues, earnings and growth. Rises in unemployment rates both inside our service territories and nationwide could result in commercial customers ceasing operations and lower levels of income for our residential customers, causing them to be unable to pay their bills on time, which could impact our cash flows and increase our bad debt expense, which will impact results of operations. Decreased consumption, late or absence of payments and increases in bad debt expense would all negatively impact our results.

Economic conditions also impact the supply of commodities and materials needed to construct or acquire utility assets or make necessary repairs. Recession may affect the supply of concrete, copper, steel, and aluminum. The costs of those items are also affected by economic conditions and could increase significantly over forecasted amounts.

The financial performance of PNMR, PNM, and TNMP may be adversely affected if their power plants and transmission and distribution system are not successfully operated. Further, the financial performance of Optim Energy may be adversely affected if its power plants are not successfully operated.

The financial performance of PNMR, PNM, and TNMP, as well as that of Optim Energy, depends on the successful operation of their generation, transmission, and distribution assets. The financial performance of PNMR and PNM may also be adversely affected if the NRC imposes restrictions on operation of PVNGS or any of the three units at the plant. Unscheduled or longer than expected maintenance outages, other performance problems with the electric generation assets, severe weather conditions, accidents and other catastrophic events, disruptions in the delivery of fuel, and other factors could reduce generation capacity and therefore limit the ability to sell power. Diminished generation capacity could also result in PNM’s aggregate net open forward electric sales position, including its retail load requirements, being larger than forecasted generation capacity. If this were to occur, purchases of electricity in the wholesale market by PNM would be required under contracts priced at the time of execution or, if in the spot market, at the then-current market price. There can be no assurance that sufficient electricity would be available at reasonable prices, or at all, if such a situation were to occur. Failures of transmission or distribution facilities may also cause interruptions in the services that PNM and TNMP provide. These potential generation, distribution, and transmission problems, and any potentially related service interruptions, could result in lost revenues and additional costs.

Demand for power could exceed supply capacity, resulting in increased costs for purchasing capacity in the open market or building additional generation capabilities.

Through its operating subsidiaries, PNMR is currently obligated to supply power to retail customers and certain wholesale customers. At peak times, the demand for power required to meet this obligation could exceed PNMR’s available generation capacity. Market or competitive forces may require that PNMR’s operating subsidiaries purchase capacity on the open market or build additional generation capabilities. Because regulators or market conditions may not permit the operating subsidiaries to pass all of these purchases or construction costs on to their customers, the operating subsidiaries may not be able to recover any of these costs or may have exposure to regulatory lag associated with the time between the incurrence of costs of purchased or constructed capacity and the recovery in customers’ rates. These situations could have negative impacts on net income and cash flows for PNMR and the affected operating subsidiary.

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

Optim Energy has interests in a coal-fired power plant and two gas-fired power plants and is obligated for decommissioning of its share of these facilities. Since Optim Energy is not subject to rate regulation, cost recovery can only be achieved through power sales at market-based rates. To the extent market-based rates are not adequate to recover the costs of decommissioning results of operations will be negatively impacted.

The operating results of PNMR and its operating subsidiaries and Optim Energy are affected by weather conditions and regional drought and may fluctuate on a seasonal and quarterly basis.

Electric power generation, transmission, and distribution are generally seasonal businesses with demand for power from PNMR’s and Optim Energy’s electric operations traditionally peaking during the hot summer months. As a result, the operating results of PNMR, its operating subsidiaries, and Optim Energy will likely fluctuate substantially on a seasonal basis.

In addition, PNMR and its operating subsidiaries have historically sold less power, and consequently earned less income, when weather conditions are milder. Unusually mild weather in the future could reduce the revenues, net earnings, available cash, and borrowing ability of PNMR and its operating subsidiaries.

Drought conditions in New Mexico generally, and especially in the “four corners” region, in which SJGS and Four Corners are located, may affect the water supply for PNM’s generating plants. If adequate precipitation is not received in the watershed that supplies that region, PNM may have to decrease generation at these plants, which would require the purchase of power to serve PNM’s customers and/or reduce PNM’s ability to sell excess power on the wholesale market and reduce its revenues. Drought conditions or actions taken by regulators or legislators could limit PNM’s supply of water, and PNM’s and PNMR’s business may be adversely impacted. Although PNM has been able to maintain adequate access to water through supplemental contracts and voluntary shortage sharing agreements with tribes and other water users in the “four corners” region, PNM cannot be certain that it will be able to do so in the future.

TNMP, First Choice, and Optim Energy have operations in the Gulf coast area of Texas, which experiences periodic hurricanes. In addition to potentially causing physical damage to Company or Optim Energy owned facilities, which disrupt the ability to transmit, distribute, and/or generate energy, hurricanes can reduce customers’ usage and demand for energy. These factors could reduce results of operation and cash flows.

The ability of First Choice to attract and retain customers, its ability to collect amounts billed to customers, and its ability to manage the spread between the costs of energy supply and the sales price to customers could have a significant adverse effect on PNMR’s business, financial position, results of operations, and liquidity.

PNMR is exposed to competition in the unregulated Texas retail electricity market through First Choice, which serves customers at competitive rates. In order to compete effectively in the Texas retail electricity market, First Choice must be able to attract and retain customers on the basis of cost and service, while managing the cost of its energy supply. The rates charged to many of First Choice’s customers are fixed for the term of the contract and do not include automatic adjustments for changes in the cost of its energy supply. In the event of rapid increases in the costs First Choice incurs to obtain the energy supplied to customers, the results of operations of First Choice could be negatively impacted unless increased costs have been successfully hedged. The competitive nature of the Texas market results in significant turnover in the customer base of First Choice. There is no provision under Texas regulation that requires customers to pay their previous REP before obtaining service from another REP. This was exacerbated by the impacts of Hurricane Ike and depressed economic conditions and resulted in significant increases in the levels of uncollectible accounts and bad debt expense in late 2008 and early 2009. The ability of First Choice to compete successfully in the Texas market could have a significant effect on PNMR’s business, financial position, results of operations, and liquidity.

There are inherent risks in the ownership and operation of nuclear facilities, such as environmental, health, fuel supply, spent fuel disposal, regulatory and financial risks, and the risk of a terrorist attack.

PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. PVNGS is subject to environmental, health, and financial risks such as the ability to obtain adequate supplies of nuclear fuel, the ability to dispose of spent nuclear fuel, the ability to maintain adequate reserves for decommissioning, potential liabilities arising out of the operation of these facilities, and the costs of securing the facilities against possible terrorist attacks, unscheduled outages due to equipment failures, and other problems. PNM maintains nuclear decommissioning trust funds and external insurance coverage to minimize its financial exposure to some of these risks; however, it is possible that damages could exceed the amount of insurance coverage. See Note 16. Although the decommissioning trust funds are designed to provide adequate funds for decommissioning at the end of the expected life of the PVNGS units, there is the risk of insufficient decommissioning trust funds in the event of early decommissioning of the units.

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

PNM’s PVNGS leases describe certain events, including “Events of Loss” and “Deemed Loss Events”, the occurrence of which could require PNM to pay the lessors and the equity investors, in return for the investors’ interest in PVNGS, cash in the amount provided in the leases and take ownership of the underlying assets.

The “Events of Loss” generally relate to casualties, accidents, and other events at PVNGS, including the occurrence of specified nuclear events, which would severely, adversely affect the ability of the operating agent, APS, to operate, and the ability of PNM to earn a return on its interests in, PVNGS. The “Deemed Loss Events” consist mostly of legal and regulatory changes (such as issuance by the NRC of specified violation orders, changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). PNM believes that the probability of such “Events of Loss” or “Deemed Loss Events” occurring is remote for the following reasons: (1) to a large extent, prevention of “Events of Loss” and some “Deemed Loss Events” is within the control of the PVNGS participants, including PNM, and the PVNGS operating agent, through the general PVNGS operational and safety oversight process and (2) with respect to other “Deemed Loss Events,” which would involve a significant change in current law and policy, PNM is unaware of any pending proposals or proposals being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any of those events. See Note 7.

Governance Factors

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
•

provisions specifying that only a majority of the Board, the chairman of the Board, the chief executive officer, or holders of not less than one-tenth of all of PNMR's shares entitled to vote may call a special meeting of stockholders.

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

PNM

Electric

PNM’s owned and leased capacity in electric generating stations in commercial service as of December 31, 2010 is:

Type	Name	Location	Total Net Generation Capacity (MW)

Coal	SJGS (a)	Waterflow, New Mexico	783
Coal	Four Corners (b)	Fruitland, New Mexico	195
Gas/Oil	Reeves Station	Albuquerque, New Mexico	154
Gas/Oil	Las Vegas (c)	Las Vegas, New Mexico	20
Gas/Oil	Afton (combined cycle) (d)	La Mesa, New Mexico	235
Gas	Lordsburg (e)	Lordsburg, New Mexico	80
Nuclear	PVNGS (f)	Wintersburg, Arizona	402
Gas/Oil	Delta (g)	Albuquerque, New Mexico	132
Gas/Oil	Luna (combined cycle) (h)	Deming, New Mexico	185
Gas	Valencia (i)	Belen, New Mexico	145

			2,331

(a)	SJGS Units 1, 2 and 3 are 50% owned by PNM; SJGS Unit 4 is 38.5% owned by PNM.
(b)

Four Corners Units 4 and 5 are 13% owned by PNM. Units 4 and 5 at Four Corners are jointly owned with SCE, APS, SRP, Tucson and EPE and are operated by APS. PNM has no ownership interest in Four Corners Units 1, 2 or 3.

(c)	The NMPRC has approved the June 1, 2012 abandonment of the Las Vegas Generating Station.
(d)	50% of Afton’s capacity is currently designated to serve customers formerly served by TNMP (“PNM South”) and the other 50% designated to serve PNM’s remaining retail customers (PNM North”).
(e)	PNM’s Lordsburg plant was built to serve wholesale customers and other sales rather than New Mexico retail customers, but became included in the retail rates in July 2009. See Note 17.
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

Fossil-Fueled Plants

SJGS is located in northwestern New Mexico, and consists of four units operated by PNM. Units 1, 2, 3 and 4 at SJGS have net rated capacities of 340 MW, 340 MW, 497 MW and 507 MW. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA and 8.2% by Tri-State. SJGS Unit 4 is owned 38.457% by PNM, 28.8% by M–S–R Public Power Agency, 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, New Mexico, 7.2% by the County of Los Alamos, New Mexico and 7.028% by UAMPS.

Four Corners and a portion of the facilities adjacent to SJGS are located on land held under easements from the United States and also under leases from the Navajo Nation. APS, on behalf of the Four Corners participants, has negotiated amendments to an existing facility lease with the Navajo Nation which would extend the Four Corners leasehold interest to 2041. The execution of these amendments by the Navajo Nation requires the approval of the Navajo Nation Council, which occurred on February 15, 2011 and is awaiting final signature by the Nation’s President. The effectiveness of the amendments also requires the approval of the DOI, as does a related federal rights-of-way grant which the Four Corners participants will pursue. A federal environmental review will be conducted as part of the DOI review process.

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

Transmission and Distribution

As of December 31, 2010, PNM owned, jointly owned, or leased, 3,188 circuit miles of electric transmission lines, 5,822 miles of distribution overhead lines, 5,519 cable miles of underground distribution lines (excluding street lighting), and 272 substations.

Other Information

PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private, and Native American lands. PNM leases interests in PVNGS Units 1 and 2 and related property, Delta, EIP and associated equipment, data processing, communication, office and other equipment, office space, vehicles, and real estate. PNM also owns and leases service and office facilities in Albuquerque and in other areas throughout its service territory. See Note 7 and Note 16.

TNMP

TNMP’s facilities consist primarily of transmission and distribution facilities located in its three non-contiguous Texas service areas. TNMP also owns and leases service and office facilities in other areas throughout its service territory. As of December 31, 2010, TNMP owned 958 circuit miles of overhead electric transmission lines, 7,045 pole miles of overhead distribution lines, 1,057 circuit miles of underground distribution lines, and 103 substations.

ITEM 3.	LEGAL PROCEEDINGS

See Note 16 and Note 17 for information related to the following matters for PNMR, PNM, and TNMP, incorporated in this item by reference.

Note 16

•	Regional Haze – SJGS

• Regional Haze – Four Corners

• Citizen Suit Under the Clean Air Act

• Navajo Nation Environmental Issues

• Four Corners Notice of Intent to Sue

• Santa Fe Generating Station

• Coal Combustion Waste Disposal – Sierra Club Allegations

• Gila River Indian Reservation Superfund Site

• PVNGS Water Supply Litigation

• San Juan River Adjudication

• Western United States Wholesale Power Market

• Begay v. PNM et al

• Transmission Issues

Note 17

• PNM – 2007 Electric Rate Case

• PNM – Emergency FPPAC

• PNM – 2010 Electric Rate Case

• PNM – Transmission Rate Case

• TNMP Competitive Transition Charge True-Up Proceeding

• TNMP – Interest Rate Compliance Tariff

• TNMP – Advance Meter System Deployment and Surcharge Request

• TNMP – 2010 Rate Case

• TNMP – Remand of ERCOT Transmission Rates for 1999 and 2000

SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS OF PNM RESOURCES, INC.

All officers are elected annually by the Board of PNMR. Executive officers, their ages as of February 18, 2011 and offices held with PNMR for the past five years, or other companies if less than five years with PNMR, are as follows:

Name	Age	Office	Initial Effective Date

J. E. Sterba	55	Chairman of the Board	March 1, 2010
		Chairman and Chief Executive Officer	August 2008
		Chairman, President and Chief Executive Officer	August 2001

P. K. Collawn	52	President and Chief Executive Officer	March 1, 2010
		President and Chief Operating Officer	August 2008
		President, Utilities	June 2007
		President and CEO - Public Service Company of Colorado, Xcel Energy	October 2005

C. N. Eldred	57	Executive Vice President and Chief Financial Officer	July 2007
		Senior Vice President and Chief Financial Officer	January 2006

P.V. Apodaca	59	Senior Vice President, General Counsel and Secretary	January 2010
		University Counsel, University of New Mexico	May 2006
		Shareholder and Director, Keleher & McLeod, P.A.	October 1986

A. A. Cobb	63	Senior Vice President and Chief Administrative Officer	June 2005

T. G. Sategna	57	Vice President and Corporate Controller	October 2003

PART II

ITEM 5.	MARKET FOR PNMR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange (Symbol: PNM). Ranges of sales prices of PNMR’s common stock, reported as composite transactions, and dividends declared on the common stock for 2010 and 2009, by quarters, are as follows:

	0000000000	0000000000	0000000000
Quarter Ended	Range of Sales Prices		Dividends
	High	Low	Per Share
2010
March 31	$13.39	$11.14	$0.125
June 30	$13.96	$11.14	$0.125
September 30	$12.90	$10.81	$0.125
December 31	$13.42	$11.37	$0.125
Fiscal Year	$13.96	$10.81	$0.50

2009
March 31	$11.50	$5.94	$0.125
June 30	$11.09	$7.68	$0.125
September 30	$12.92	$10.36	$0.125
December 31	$13.08	$9.75	$0.125
Fiscal Year	$13.08	$5.94	$0.50

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.125 per share in July 2009 and July 2010, which are reflected as being in the second quarter above. The Board declared dividends on common stock considered to be for the third quarter of $0.125 per share in September 2009 and September 2010, which are reflected as being in the third quarter above. On December 14, 2010 and February 17, 2011 the Board declared quarterly dividends of $0.125 per share. PNMR targets a payout ratio of 50% to 60% of consolidated earnings. Beginning with the dividend declared on December 9, 2008, the Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.

On February 18, 2011, there were 12,671 holders of record of PNMR’s common stock.

See Note 5 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.

See Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Cumulative Preferred Stock

PNMR and PNM are not aware of any active trading market for their preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2009 and 2010. Holders of PNMR’s Series A convertible preferred stock, which was issued in November 2008, receive dividend payments that are equivalent to the dividends that would have been received on the number of shares of common stock into which the preferred stock was convertible. TNMP does not have any cumulative preferred stock outstanding.

Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data and comparative operating statistics for PNMR should be read in conjunction with the Consolidated Financial Statements and Notes thereto and MD&A. PNMR results include results for the Twin Oaks business from the date of acquisition on April 18, 2006 through May 31, 2007, when it was contributed to Optim Energy. On January 30, 2009, PNM completed the sale of its gas operations, which are considered discontinued operations and excluded from continuing operations information in the table below.

PNM RESOURCES, INC. AND SUBSIDIARIES

	2010	2009	2008	2007	2006
	(In thousands except per share amounts and ratios)
Total Operating Revenues from Continuing Operations	$1,673,517	$1,647,744	$1,959,522	$1,914,029	$1,963,360
Earnings (Loss) from Continuing Operations	$(31,124)	$65,933	$(297,565)	$59,886	$108,488
Net Earnings (Loss)	$(31,124)	$136,734	$(262,937)	$75,402	$121,346
Net Earnings (Loss) Attributable to PNMR	$(45,215)	$124,316	$(270,644)	$74,874	$120,818
Earnings (Loss) from Continuing Operations Attributable to PNMR per Common Share
Basic	$(0.49)	$0.58	$(3.66)	$0.77	$1.55
Diluted	$(0.49)	$0.58	$(3.66)	$0.76	$1.53
Net Earnings (Loss) Attributable to PNMR per Common Share
Basic	$(0.49)	$1.36	$(3.24)	$0.98	$1.73
Diluted	$(0.49)	$1.36	$(3.24)	$0.96	$1.71
Cash Flow Data
Net cash flows from operating activities	$287,352	$87,706	$88,625	$223,061	$244,952
Net cash flows from investing activities	$(275,906)	$379,726	$(320,715)	$(73,531)	$(799,575)
Net cash flows from financing activities	$(10,683)	$(593,435)	$354,943	$(255,158)	$609,843
Total Assets	$5,225,083	$5,359,921	$6,147,982	$5,872,136	$6,230,834
Long-Term Debt, including current installments	$1,565,847	$1,567,331	$1,584,705	$1,681,078	$1,769,205
Common Stock Data
Market price per common share at year end	$13.02	$12.65	$10.08	$21.45	$31.10
Book value per common share at year end	$17.90	$19.13	$19.13	$22.03	$22.24
Tangible book value per share at year end	$14.10	$15.33	$15.31	$14.59	$14.44
Average number of common shares outstanding	91,557	91,435	83,468	76,719	69,829
Dividends declared per common share	$0.500	$0.500	$0.605	$0.920	$0.880
Return on average PNMR common equity	(2.6)%	7.0%	(16.0)%	4.4%	8.0%
Capitalization
PNMR common stockholders’ equity	47.8%	49.6%	49.3%	50.0%	49.0%
Convertible preferred stock	3.1	3.0	3.0	-	-
Preferred stock of subsidiary, without mandatory redemption requirements	0.4	0.3	0.3	0.3	0.3
Long-term debt	48.7	47.1	47.4	49.7	50.7

	100.0%	100.0%	100.0%	100.0%	100.0%

Note:

The book value per common share at year end, tangible book value per share at year end, average number of common shares outstanding, and return on average common equity reflect the Series A convertible preferred stock as if it was converted into common stock at the date of its issuance on November 17, 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES

COMPARATIVE OPERATING STATISTICS

	2010	2009	2008	2007	2006
	(In thousands)
PNM Electric Revenues
Residential	$355,905	$320,965	$296,121	$265,418	$222,099
Commercial	355,699	330,552	326,408	294,755	257,763
Industrial	85,576	79,540	100,665	99,970	62,515
Public authority	21,302	19,770	19,135	15,112	13,517
Transmission	38,667	36,075	33,161	32,325	25,116
Firm requirements wholesale	31,870	29,048	46,854	46,257	42,653
Other sales for resale	121,729	140,314	345,948	396,583	459,865
Mark-to-market activity	(3,599)	151	56,560	(44,318)	3,092
Other	9,979	11,594	18,090	30,872	28,844

Total PNM Electric Revenues	$1,017,128	$968,009	$1,242,942	$1,136,974	$1,115,464

TNMP Electric Revenues
Residential	$83,645	$74,739	$71,673	$69,488	$89,378
Commercial	77,474	73,346	72,786	70,146	88,767
Industrial	12,342	12,113	13,849	7,876	40,501
Other	39,127	32,434	31,974	32,911	38,344

Total TNMP Revenues	$212,588	$192,632	$190,282	$180,421	$256,990

Altura Wholesale Revenues
Long-term contracts	$-	$-	$-	$65,395	$125,131

First Choice Revenues
Residential	$305,834	$349,629	$407,350	$390,329	$345,961
Commercial	159,785	160,998	205,518	206,576	215,269
Trading gains (losses)	(4)	14	(49,931)	(3,553)	9,322
Other	17,588	18,177	19,287	7,343	14,347

Total First Choice Revenues	$483,203	$528,818	$582,224	$600,695	$584,899

Notes:

Altura Wholesale includes Twin Oaks from April 18, 2006, the date of acquisition, through May 31, 2007, when Altura was contributed to Optim Energy.

Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.

First Choice revenues have been reclassified to be consistent with the current year presentation.

PNM Gas, which was sold on January 30, 2009, is reported as discontinued operations and has been excluded from the above table.

PNM RESOURCES, INC. AND SUBSIDIARIES

COMPARATIVE OPERATING STATISTICS

	2010	2009	2008	2007	2006

PNM Electric MWh Sales
Residential	3,361,472	3,264,378	3,221,894	3,208,593	2,764,299
Commercial	4,015,999	3,899,121	4,029,802	4,006,373	3,636,637
Industrial	1,449,933	1,454,480	1,657,580	1,920,086	1,327,287
Public authority	263,424	249,554	253,079	236,651	229,308
Firm requirements wholesale	677,508	689,740	1,123,539	1,121,695	1,074,161
Other sales for resale	2,203,787	3,996,317	5,095,183	6,897,307	8,091,146

Total PNM Electric MWh Sales	11,972,123	13,553,590	15,381,077	17,390,705	17,122,838

TNMP Electric MWh Sales
Residential	2,699,601	2,582,555	2,533,025	2,520,605	2,734,385
Commercial	2,260,505	2,216,870	2,206,155	2,195,962	2,579,854
Industrial	2,241,452	1,983,165	2,094,789	1,927,934	2,157,507
Other	103,341	107,091	107,524	100,581	121,227

Total TNMP MWh Sales	7,304,899	6,889,681	6,941,493	6,745,082	7,592,973

Altura Wholesale MWh Sales
Long-term contracts	-	-	-	915,883	1,683,707

First Choice MWh Sales
Residential	2,267,836	2,441,550	2,547,490	2,796,864	2,481,557
Commercial	1,363,746	1,218,949	1,471,400	1,590,229	1,729,224

Total First Choice MWh Sales	3,631,582	3,660,499	4,018,890	4,387,093	4,210,781

Notes:

Altura Wholesale includes Twin Oaks from April 18, 2006, the date of acquisition, through May 31, 2007, when Altura was contributed to Optim Energy.

Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.

Under TECA, customers of TNMP Electric in Texas can choose First Choice or any other REP to provide energy. However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen. Therefore, TNMP Electric earns revenue for energy delivery and First Choice earns revenue on the usage of that energy by its customers. The MWh reported above for TNMP Electric and First Choice include 1,012,842, 1,131,907, 1,563,260, 2,018,110, and 2,332,098 MWh used by customers of TNMP Electric in 2010, 2009, 2008, 2007, and 2006, who have chosen First Choice as their REP.

First Choice MWh sales have been reclassified to be consistent with the current year presentation.

PNM Gas, which was sold on January 30, 2009, is reported as discontinued operations and has been excluded from the above table.

PNM RESOURCES, INC. AND SUBSIDIARIES

COMPARATIVE OPERATING STATISTICS

	2010	2009	2008	2007	2006
PNM Electric Customers
Residential	447,789	445,637	442,647	438,990	388,775
Commercial	54,005	53,787	53,059	52,780	45,678
Industrial	260	270	284	276	279
Other sales for resale	46	44	55	54	75
Other	1,003	991	991	1,023	829

Total PNM Electric Customers	503,103	500,729	497,036	493,123	435,636

TNMP Electric Customers
Residential	190,809	188,812	187,888	183,260	222,185
Commercial	37,356	37,728	38,548	39,893	47,128
Industrial	72	73	74	76	78
Other	2,099	2,059	2,115	2,104	2,219

Total TNMP Customers	230,336	228,672	228,625	225,333	271,610

Altura Wholesale Customers
Long-term	-	-	-	1	1

First Choice Customers
Residential	172,506	183,605	192,306	209,680	206,393
Commercial	41,695	41,371	45,125	48,689	47,336

Total First Choice Customers	214,201	224,976	237,431	258,369	253,729

PNMR Generation Statistics
Reliable Net Capability - MW	2,631	2,711	2,713	2,206	1,934
Coincidental Peak Demand - MW	1,973	1,866	1,901	1,933	1,855
Average Fuel Cost per MMBTU	$2.064	$1.895	$2.404	$1.7539	$1.7143
BTU per KWh of Net Generation	10,237	10,277	10,269	10,850	10,641

Notes:

Altura Wholesale includes Twin Oaks from April 18, 2006, the date of acquisition, through May 31, 2007, when Altura was contributed to Optim Energy.

Effective January 1, 2007, TNMP’s New Mexico operations were transferred to PNM Electric.

The customers reported above for TNMP Electric and First Choice include 70,366, 80,718, 92,090, 126,855, and 145,795 customers of TNMP Electric at December 31, 2010, 2009, 2008, 2007, and 2006, who have chosen First Choice as their REP. These TNMP Electric customers are also included in the First Choice customers.

TNMP and First Choice customers have been reclassified to be consistent with the current year presentation.

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

Regulated Operations

PNM

Critical to PNMR’s success for the foreseeable future is the financial health of PNM, PNMR’s largest subsidiary, which is highly dependent on continued favorable regulatory treatment. PNM anticipates a trend toward increasing costs of providing electric service and a period of plant expansion, primarily from renewable energy sources under the RPS established pursuant to New Mexico’s Renewable Energy Act and related regulations of the NMPRC. PNM also anticipates increases in costs related to rights-of-way, pension and benefits, and depreciation. PNM will seek to recover these increased costs of providing service to regulated customers through future rate filings. The impact that rate increases may have on customers’ usage and their ability to pay is unknown.

PNM filed its 2010 Electric Rate Case application with the NMPRC on June 1, 2010 for rate increases for all PNM retail customers to be effective April 1, 2011. The application proposed separate rate increases for those customers served by PNM (“PNM North”) prior to its acquisition of TNMP and for the customers formerly served by TNMP (“PNM South”). The proposed total increase of $165.2 million represents a 22% increase for PNM North and 20% increase for PNM South. The filed revenue requirements are based on a future test period ending December 31, 2011. PNM also proposed to implement a FPPAC for PNM South. This is the first rate case filing in New Mexico proposing a future test year consistent with the recently enacted SB 477. See Part I, Rates and Regulation. On February 3, 2011, PNM, NMPRC staff, NMAG, NMIEC, ABCWUA, Buckman Direct Diversion Board, and the City of Alamogordo, New Mexico entered into a stipulation that, if approved by the NMPRC, would resolve all issues in the 2010 Electric Rate Case and provide a rate path for PNM through 2013. Other parties have filed statements opposing the stipulation. This stipulation, which reflects some aspects of a future test year, is subject to approval of the NMPRC. The stipulation would allow PNM to increase rates by $45.0 million beginning May 15, 2011 and by an additional $40.0 million beginning January 1, 2012. The proposed rates are designed so that PNM North customers and PNM South customers would have the same percentage increase. The PNM South customers would also be covered by the same FPPAC that is utilized for the PNM North customers. In addition, subject to further NMPRC approvals, PNM would recover the costs associated with NMPRC approved renewable energy procurement plans through a rate rider beginning July 1 2012. PNM would also be able to implement a separate rate rider in 2013 to recover up to an additional $20.0 million to cover changes in plant-related rate base between June 30, 2010 and December 31, 2012. PNM’s next general rate adjustment could not go into effect before January 1, 2014, except that PNM can file for recovery of costs to comply with any federal or state environmental law or requirement effective after June 30, 2010. If the stipulation is approved by the NMPRC, PNM would forego collection of $10.0 million of the under-collected amount in the FPPAC balancing account, which would be recorded as a regulatory disallowance. On February 22, 2011, the NMPRC issued an order denying a motion that requested the NMPRC, instead of the Hearing Examiner, conduct the hearing on the stipulation. PNM agreed to extend the suspension period for an additional three months to November 10, 2011. The Hearing Examiner has established a procedural schedule that includes a hearing on the stipulation beginning on May 9, 2011. See Note 17. PNM is unable to predict the outcome of this proceeding.

As discussed in Note 17, in September 2008, PNM filed its 2008 Electric Rate Case requesting the NMPRC to approve an increase in electric service rates to all PNM retail customers except those formerly served by TNMP. The proposed rates were designed to increase annual operating revenue by $123.3 million. PNM also proposed a more traditional FPPAC. In June 2009, the NMPRC approved a stipulation resolving all issues in the rate case, including the inclusion of additional sources of power in determining rates. The approved stipulation allowed for an increase in annual non-fuel revenues of $77.1 million, 65% of which was implemented for bills rendered beginning July 1, 2009 and the remainder of which was implemented April 1, 2010. As an offset to the non-fuel revenue increase, PNM implemented a credit to customers totaling $26.3 million, representing the amount of revenues from past sales of SO2 allowances. This amount is being credited to customers over 21 months beginning July 1, 2009. PNM recorded an expense for the regulatory disallowance and recorded a regulatory liability for the amount to be credited to customers. The stipulation also provided for a more traditional FPPAC that went into effect with the new rates. The new FPPAC has an annual rather than a monthly adjustment mechanism, but is based on forecasted fuel and purchased power costs. The stipulation provides that 100% of off-systems sales revenues from resources included in retail rates be credited against fuel and purchased power costs in the FPPAC.

In October 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually. If approved, the rate increase would apply to all of PNM’s wholesale electric transmission service customers, which include other utilities, electric cooperatives, and entities that use PNM’s transmission system to transmit power at the wholesale level. The proposed rate increase would not impact PNM’s retail customers. On December 29, 2010, FERC issued an order accepting PNM’s filing and suspending the proposed tariff revisions for five months to become effective June 1, 2011, subject to refund, and providing a schedule to establish hearing and settlement judge procedures. PNM is unable to predict the outcome of this proceeding.

PNM has completed the separation of its merchant operations from its regulated operations to comply with a 2003 NMPRC order. The separation of merchant operations was accomplished in several steps. Afton was transferred from merchant plant status and included in retail rates beginning in May 2008. In June 2008, PNM completed the sale of certain merchant wholesale power, natural gas and transmission contracts. In addition, Luna and Lordsburg, which had been classified as merchant plant, were included in retail rates beginning in July 2009. See Note 17. The NMPRC did not require that PNM’s interest in PVNGS Unit 3, which is permanently excluded from retail rates, be separated from PNM. PNM sells the capacity and energy from its entire ownership interest in PVNGS Unit 3 in the wholesale markets.

PNM also serves customers in New Mexico formerly served by TNMP. When PNMR acquired TNMP, PNM was required to maintain the former TNMP customers under rates separate from the rest of PNM. Pursuant to a stipulation approved by the NMPRC, PNM was prohibited from consolidating the cost of service for the two areas until January 1, 2015, unless the consolidation would not result in shifting more than $1.5 million in revenue requirements from the former TNMP customers to other PNM customers. In addition, the stipulation provided that PNM would not seek rate changes for the former TNMP customers that would go into effect before January 1, 2011. During 2009, the NMPRC requested the parties to the stipulation meet to discuss ways and means of mitigating possible large rate increases to the former TNMP customers that may occur when the rate moratorium expires. The parties have been meeting periodically under the direction of a NMPRC Hearing Examiner, who was appointed by the NMPRC to serve as mediator for the discussions. The stipulation in the 2010 Electric Rate Case discussed above would, if approved by the NMPRC, provide for a rate increase to the former TNMP customers on the same percentage basis as PNM’s other customers. See Note 17.

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

TNMP now has the ability to update its transmission rates twice a year to reflect changes in its invested capital. On March 2, 2010, TNMP filed an application to update its transmission rates to reflect changes in its invested capital. The requested increase in total rate base is $33.8 million, with a total revenue requirement increase of $5.5 million. The requested updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The PUCT approved the interim adjustment on May 14, 2010.

On August 26, 2010, TNMP filed with the PUCT for a $20.1 million increase in revenues, requesting that new rates go into effect on October 1, 2010. In its request, TNMP also asked for permission to update its catastrophe reserve fund that would be utilized to pay for a utility system’s costs in recovering from natural disasters and acts of terrorism. Additionally, TNMP requested a rate rider to recover costs to storm harden its system. In December 2010, the parties announced that a settlement had been reached in the case and a stipulation supporting the settlement was filed. The settlement provided for a revenue requirement increase of $10.25 million beginning February 1, 2011, a return on equity of 10.125%, and a hypothetical 55%/45% debt-equity capital structure. The PUCT approved the settlement on January 27, 2011.

Competitive Businesses

First Choice

As a REP, First Choice operates in the highly competitive Texas retail market, which experienced extreme price volatility and transmission congestion in 2008. ERCOT controls the transmission of power in the areas that First Choice supplies. ERCOT historically has operated through a series of geographic zones, which has led to congestion of the transmission system when large volumes of power were being transmitted between zones. Congestion tends to drive prices up in the spot market. These situations caused First Choice to incur losses in its speculative trading portfolio and led First Choice to exit its speculative activities in the second quarter of 2008. These anomalies also negatively impacted the margins realized from end use customers. These conditions were exacerbated by the impacts of Hurricane Ike and depressed economic conditions resulting in very high levels of customer turnover and levels of uncollectible accounts significantly higher than historical experience. ERCOT has made changes in its control protocols and changed from the zonal system to a nodal system in December 2010, both of which should reduce congestion and price volatility. During 2009 and 2010, the Texas retail market was more stable and First Choice does not anticipate the levels of extreme congestion and price volatility will reoccur in the near future. In addition, both power and natural gas prices decreased significantly, resulting in a substantial increase in margins realized by First Choice in 2009 and continuing to a lesser degree in 2010. These factors and the increased focus on growing commercial accounts, customer credit standards, and improved customer service have contributed to an improvement in the results of operations at First Choice. However, similar to how the ERCOT market conditions - along with First Choice's buying and selling positions within that market - had a negative impact on the business in 2008, those same factors worked in First Choice’s favor in 2009 and somewhat in 2010. For 2011, First Choice expects market conditions to continue to be a key factor for the business and believes margins will continue to decline as they return to more historic levels.

Optim Energy

PNMR has previously reported that it intended to capitalize on growth opportunities in its unregulated business through its participation and ownership in Optim Energy. PNMR’s 50 percent ownership of Optim Energy allows it to participate in the operation of Optim Energy’s assets and business and the formulation of Optim Energy’s business strategy. Optim Energy owns electric generating assets in one of the nation’s growing power markets, and its strategy has been focused on acquiring or developing additional assets in that market. Consistent with this strategy, Optim Energy acquired the Twin Oaks plant from PNMR in June 2007, purchased the Altura Cogen plant in August 2007, and completed co-developing an electric generation unit at Cedar Bayou in June 2009. Optim Energy has a bank financing arrangement that expires on May 31, 2012, which includes a revolving line of credit.

In 2009, however, Optim Energy was affected by continuing adverse market conditions, primarily low natural gas and power prices. The adverse market conditions continued throughout 2010. In response to those adverse conditions, in October 2009, Optim Energy changed its strategy and near-term focus. Optim Energy is currently focused on utilizing cash flow from operations to reduce debt and optimizing its current generation assets as a stand-alone independent power producer. Optim Energy’s goal is to optimize its performance under current market conditions with the expectation of being able to take advantage of any economic recovery in the power and gas markets over the next several years.

In addition to the continuing adverse market conditions evidenced by low power and natural gas prices, recently reported sales of electric generating resources within the ERCOT market have been transacted at prices (per KW of generating capacity) that are substantially below the amounts recorded for electric generating plants underlying PNMR’s investment in Optim Energy. As discussed in Note 22, PNMR performed an impairment analysis in accordance with GAAP of its investment in Optim Energy as of December 31, 2010. PNMR’s analysis of the discounted cash flows of Optim Energy, recent sales of comparable generating assets, and the preliminary discussions regarding strategic alternatives for Optim Energy discussed in Strategy below indicated that its entire investment in Optim Energy was impaired at December 31, 2010. Accordingly, PNMR reduced the carrying value of its investment in Optim Energy to zero at December 31, 2010, resulting in a pre-tax loss of $188.2 million ($113.7 million after-tax), which is reflected within Other Income and Deductions on the Consolidated Statements of Earnings (Loss) of PNMR.

Strategy

As a result of the adverse market conditions experienced by Optim Energy described above, PNMR (in collaboration with Optim Energy and ECJV) has been assessing various strategic alternatives relating to PNMR’ ownership interest in Optim Energy. Discussions regarding various alternatives have been held with several potential parties. Although PNMR has no contractual requirement or agreement to provide Optim Energy with additional financial resources as of the date of this report, based on the exploration of these alternatives to date, it is possible that PNMR may decide to contribute equity and/or other operational assets to Optim Energy or a new venture in order to consummate a strategic transaction. Depending on the form and structure of a strategic transaction, if any, as well as market conditions at the time the strategic transaction is consummated, PNMR may recognize gains or additional impairments based on relative fair values. No assurances can be given that PNMR will consummate any strategic transaction with respect to its investment in Optim Energy.

Environmental Sustainability

The Company’s focus on the electric businesses also includes environmental sustainability efforts. These efforts include environmental upgrades, improving energy efficiency, expanding the renewable energy portfolio of generation resources, and proactively addressing climate change. In early 2009, PNM completed environmental upgrades to each of the four units at SJGS. PNM’s share of the costs of these upgrades, which reduced the levels of NOx, SO2, and mercury emissions, amounted to $161 million. As described in Note 17, PNM is subject to the RPS established by New Mexico’s Renewable Energy Act and related regulations issued by the NMPRC, which require utilities to achieve certain levels of energy sales from renewable sources within its generation mix, including wind, solar, distributed generation, and other sources. PNM is actively engaged in activities to meet the NMPRC standard. PNM has also established various programs to promote energy efficiency, subject to the approval of the NMPRC. The Company monitors initiatives regarding legislation or regulation regarding climate change, including GHG, and participates in organizations and forums concerning climate change. The Company is supportive of a federal program that includes an economy-wide system of limitations on GHG that would include a cap and trade provision and a system of allowances and offsets designed to mitigate rate increases to utility customers. The Company is exploring various methods to mitigate its GHG in anticipation of climate change legislation or regulation, including increasing energy efficiency programs and increased reliance on renewable energy resources. See Climate Change Issues under Other Issues Facing the Company below for additional discussion of climate change matters. All of these efforts involve costs that the Company believes should be recoverable through rates charged to customers to the extent the costs are attributable to regulated operations. However, recovery of these costs is subject to the approval of regulators and will cause upward pressure on rates.

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

Although New Mexico and Texas do not seem to be impacted as greatly as some other areas of the United States, with unemployment rates that are somewhat lower than the rest of the nation, the territories served by the Company’s electric businesses have been impacted by the recession and general economic downturn. The Company believes that electric sales volume will increase modestly in the immediate future.

The disruption in the credit markets in late 2008 and early 2009 had a significant adverse impact on numerous financial institutions, including several of the financial institutions that have dealings with the Company. The Company’s existing liquidity instruments have not been materially impacted by the credit environment and management does not expect that the Company will be materially impacted in the near future. The PNMR Facility and PNM Facility expire in 2012 and will need to be renegotiated or replaced in order to provide sufficient liquidity to finance operations and construction expenditures. The availability of such credit facilities and their terms and conditions will depend on the credit markets at that time, as well as the Company’s credit ratings and operating results. The Company is closely monitoring its liquidity and the credit markets. In late 2008 and early 2009, there was also a significant decline in the level of prices of marketable equity securities, including those held in trusts maintained for future payments of benefits under the Company’s pension and retiree medical plans. Although the general price levels of marketable equity securities have recovered somewhat, the stock market decline could result in increased levels of funding and expense applicable to these trusts.

RESULTS OF OPERATIONS – PNMR

Executive Summary

A summary of net earnings (loss) attributable to PNMR is as follows:

	Year Ended December 31,			Change
	2010	2009	2008	2010/2009	2009/2008
		(In millions, except per share amounts)

Earnings (loss) from continuing operations	$(45.2)	$53.5	$(305.3)	$(98.7)	$358.8
Earnings from discontinued operations, net of income taxes	-	70.8	34.6	(70.8)	36.2

Net earnings (loss)	$(45.2)	$124.3	$(270.6)	$(169.5)	$394.9

Average common and common equivalent shares	91.6	91.7	83.5	(0.1)	8.2
Earnings (loss) from continuing operations per diluted share	$(0.49)	$0.58	$(3.66)	$(1.07)	$4.24
Net earnings (loss) per diluted share	$(0.49)	$1.36	$(3.24)	$(1.85)	$4.60

The components of the changes in earnings (loss) from continuing operations attributable to PNMR by segment are:

	Change
	2010/2009	2009/2008
	(In millions)
PNM Electric	$37.3	$86.5
TNMP Electric	3.8	21.0
First Choice	(20.4)	222.0
Corporate and Other	(14.7)	29.6
Optim Energy, including impairment	(104.7)	(0.3)

Net change	$(98.7)	$358.8

Results of operations from our regulated utilities improved in 2010 due largely to rate increases. On April 10, 2010, PNM Electric implemented the second phase, or 35%, of a $77.1 million non-fuel base rate increase for retail customers, except those formerly served by TNMP. On May 14, 2010, TNMP implemented a $5.5 million increase to its annual transmission rates. In addition, increased retail loads driven by favorable weather and an increase in the average number of customers contributed to higher earnings at PNM. Increases at PNM and TNMP were offset by reduced earnings at First Choice, primarily due to mark-to-market losses on unrealized economic hedges and lower retail margins. As discussed in Note 22, PNMR determined its investment in Optim Energy was fully impaired as of December 31, 2010, resulting in a pre-tax loss of $188.2 million ($113.7 million after-tax).

Results of operations in 2009 reflected rate increases at our regulated utilities and strong performance at First Choice. On July 1, 2009, PNM Electric implemented the first phase of a $77.1 million non-fuel base rate increase for retail customers, except those formerly served by TNMP. PNM Electric was also granted a more traditional FPPAC, which replaced the Emergency FPPAC that terminated on July 1, 2009. On September 1, 2009, TNMP implemented a $6.8 million base rate increase. Additionally, retail margins at First Choice significantly improved. Increases in 2009 were partially offset by regulatory disallowances of $16.2 million, after income taxes, primarily relating to prior sales of SO2 emission allowances that resulted from the settlement of PNM’s 2008 Electric Rate Case and a $19.3 million after-tax charge related to the settlement of the California energy crisis legal proceeding by PNM. In addition, Optim Energy reduced the value of its held for sale NOx emission allowances. PNMR’s share of the after-tax charge was $15.6 million.

Results of operations were negatively impacted by several major factors during 2008. Impairments of goodwill and other intangible assets were recorded at PNM, TNMP, and First Choice, as well as at Optim Energy. After-tax impairment losses reduced net earnings by $212.1 million. PNM Electric recorded regulatory disallowances of $18.3 million after-tax resulting from its 2007 Electric Rate Case. General declines in the stock market negatively impacted the values of investments in the NDT resulting in an after-tax decrease in earnings of $16.2 million in 2008 compared to 2007. As a result of anomalies in the Texas energy market, First Choice experienced after-tax losses in its speculative trading operations, which were terminated in 2008, of $32.1 million in 2008. Optim Energy wrote-off its inventory of emissions allowances related to CAIR as a result of that program being invalidated. PNMR’s share of the after-tax loss was $9.6 million.

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

PNM Electric

The table below summarizes operating results for PNM Electric:

	Year Ended December 31,			Change
	2010	2009	2008	2010/2009	2009/2008
	(In millions)
Total revenues	$1,017.1	$968.0	$1,242.9	$49.1	$(274.9)
Cost of energy	352.3	378.1	698.1	(25.9)	(319.9)

Gross margin	664.9	589.9	544.9	75.0	45.0
Operating expenses	424.5	420.5	465.7	4.0	(45.2)
Depreciation and amortization	92.3	92.1	85.7	0.1	6.4

Operating income (loss)	148.1	77.3	(6.5)	70.9	83.8
Other income (deductions)	31.6	37.4	7.1	(5.9)	30.4
Net interest charges	(72.4)	(69.1)	(69.9)	(3.3)	0.8

Earnings (loss) before income taxes	107.3	45.6	(69.3)	61.7	115.0
Income (taxes) benefit	(36.4)	(13.7)	10.0	(22.7)	(23.8)
Valencia non-controlling interest	(13.6)	(11.9)	(7.2)	(1.7)	(4.7)
Preferred stock dividend requirements	(0.5)	(0.5)	(0.5)	-	-

Segment earnings (loss)	$56.8	$19.5	$(67.0)	$37.3	$86.5

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2010/2009 Change			2009/2008 Change
	Total Revenues	Cost of Energy	Gross Margin	Total Revenues	Cost of Energy	Gross Margin
	(In millions)
Retail rate increases	$40.2	$13.2	$27.0	$37.3	$16.4	$20.9
Retail load, fuel, and transmission	(3.9)	(25.2)	21.3	(55.5)	(102.3)	46.8
Unregulated margins	16.6	(19.8)	36.4	(199.4)	(163.7)	(35.7)
Sale of merchant portfolio	-	-	-	(56.4)	(51.3)	(5.1)
Net unrealized economic hedges	(3.8)	6.6	(10.4)	(0.9)	(11.2)	10.3
Consolidation of Valencia PPA	-	(0.7)	0.7	-	(7.8)	7.8

Total increase (decrease)	$49.1	$(25.9)	$75.0	$(274.9)	$(319.9)	$45.0

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Year Ended December 31,			Change
	2010	2009	2008	2010/2009	2009/2008
	(In millions, except customers)
Residential	$355.9	$321.0	$296.1	$34.9	$24.9
Commercial	355.7	330.6	326.4	25.1	4.2
Industrial	85.6	79.5	100.7	6.1	(21.2)
Public authority	21.3	19.8	19.1	1.5	0.7
Transmission	38.7	36.1	33.2	2.6	2.9
Firm requirements wholesale	31.9	29.0	46.9	2.9	(17.9)
Other sales for resale	121.7	140.3	345.9	(18.6)	(205.6)
Mark-to-market activity	(3.6)	0.1	56.6	(3.7)	(56.5)
Other	9.9	11.6	18.0	(1.7)	(6.4)

	$1,017.1	$968.0	$1,242.9	$49.1	$(274.9)

Average retail customers (thousands)	501.7	499.0	495.3	2.7	3.7

The following table shows PNM Electric GWh sales by customer class:

	Year Ended December 31,			Change
	2010	2009	2008	2010/2009	2009/2008
	(Gigawatt hours)

Residential	3,361.5	3,264.4	3,221.9	97.1	42.5
Commercial	4,016.0	3,899.1	4,029.8	116.9	(130.7)
Industrial	1,449.9	1,454.5	1,657.6	(4.6)	(203.1)
Public authority	263.4	249.6	253.1	13.8	(3.5)
Firm requirements wholesale	677.5	689.7	1,123.5	(12.2)	(433.8)
Other sales for resale	2,203.8	3,996.3	5,095.2	(1,792.5)	(1,098.9)

	11,972.1	13,553.6	15,381.1	(1,581.5)	(1,827.5)

The results of operations of PNM Electric are primarily driven by the rate making decisions and other actions of the NMPRC. On April 1, 2010, PNM implemented the second phase, or 35% of a $77.1 million non-fuel base rate increase for retail customers, except those formerly served by TNMP. The first phase or 65% of the $77.1 million was implemented on July 1, 2009. Currently, PNM is seeking a general rate increase for its retail customers and implementation of a FPPAC for its retail customers formerly served by TNMP. See Note 17.

Increases in retail loads in 2010, primarily driven by warmer weather in the second and third quarters and cooler temperatures in the first quarter, increased revenues and margins. Average usage per customer for PNM retail remained relatively flat due in large part to ongoing implementation of energy efficiency programs for retail customers. Revenues and margins also improved due to price increases on certain FERC wholesale firm requirements customers in 2010. Decreases in revenues were driven by lower off-system sales volumes due to lower available excess generation from baseload facilities due to outages and increased loads. These reductions in revenues, along with reductions in generation fuel costs due to outages and an increase in economy purchases volumes and pricing are offset through the FPPAC for retail customers, except those customers formerly served by TNMP and certain wholesale customers. Transmission margins improved due to higher short term point to point revenues, a new transmission service contract, and a decrease in wholesale transmission expense due to the transfer of merchant facilities into retail, as discussed below. PNM is seeking an $11.1 million general rate increase for its wholesale transmission customers. See Note 17.

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

Unregulated revenues and margins decreased in 2009 and improved in 2010 due to a pre-tax charge recorded in 2009 of $32.0 million associated with a settlement arising out of certain transactions in the California energy markets during 2000 and 2001. See Note 16. Also included in unregulated margins are the sales of power from PVNGS Unit 3, which is excluded from retail rates. Through December 2010, the power from PVNGS Unit 3 excluded from retail rates was sold through a tolling agreement that began in 2008. Beginning in 2011, the PVNGS Unit 3 power has been hedged through market sales; however, PNM expects the margins to be significantly lower, due to lower existing market prices than those achieved in the tolling agreement in 2008. The revenues and costs associated with Luna, Lordsburg, and the Valencia PPA were included in unregulated margins prior to May 2009, at which time the costs of those plants, net of off-system sales, began being recovered through the regulatory process. Unregulated margins were impacted due to the fixed demand charges associated with the Valencia PPA, which were not being recovered in retail rates prior to July 1, 2009.

PNM Electric analyzes results associated with the Valencia PPA as costs of energy. Under GAAP, the Valencia PPA is consolidated, which results in costs being reflected as operating expenses and non-controlling interest that would have been included in cost of energy if the Valencia PPA was not consolidated.

In 2010, operating expenses increased associated with planned outage and maintenance costs incurred at SJGS and Four Corners, maintenance costs incurred at SJGS due to unplanned repairs and outages, and planned outages at PNM’s gas-fired generating facilities. Renewal of Native American rights-of-way at higher costs, increase in retiree medical and pension costs, increases in allocated corporate costs, and higher property taxes further increased operating expenses. These increases are offset by a regulatory disallowance recorded in 2009 of $26.3 million relating to prior sales of SO2 emission allowances and $0.5 million of deferred rate case expenses that resulted from the settlement of the 2008 Electric Rate Case.

Operating expenses decreased in 2009, primarily due to a $51.1 million impairment loss on goodwill in 2008. No impairments were recorded in 2010 or 2009.

In 2010, increases in depreciation and amortization expense due to higher utility plant balances, primarily associated with transmission and distribution assets, were offset by lower depreciation expenses on PVNGS and Reeves Station due to extension of their useful lives. In 2009, increases were primarily driven by the completion of the environmental upgrades on all four units at SJGS and increases in distribution and transmission plant.

A pre-tax $8.5 million gain from the Republic Savings Bank litigation increased other income in 2010. See Note 16. This increase was more than offset with a decrease to interest income associated with uncertain income tax positions and lower interest associated with the scheduled pay down of the PVNGS lessor notes. In 2009, PNM recognized interest income related to uncertain income tax positions associated with changes in book to tax differences on capitalization, compared to a reduction in interest income in 2008. In addition, other income increased in 2009 due to improved performance of the NDT assets.

Lower capitalization of interest due to reduced borrowing rates and capital expenditures in 2010 increased interest charges. In 2009, higher long-term interest costs on debt are offset by lower outstanding debt balances and lower interest rates and transaction fees on short-term borrowings.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Year Ended December 31,			Change
	2010	2009	2008	2010/2009	2009/2008
	(In millions)

Total revenues	$212.6	$192.6	$190.3	$20.0	$2.4
Cost of energy	37.1	34.7	32.7	2.3	2.1

Gross margin	175.5	157.9	157.6	17.6	0.3
Operating expenses	77.4	75.5	101.5	1.8	(25.9)
Depreciation and amortization	41.7	37.3	38.7	4.5	(1.4)

Operating income	56.4	45.1	17.4	11.3	27.7
Other income (deductions)	0.8	2.9	3.2	(2.1)	(0.4)
Net interest charges	(31.2)	(27.8)	(18.3)	(3.3)	(9.5)

Earnings before income taxes	26.0	20.2	2.3	5.9	17.8
Income (taxes)	(10.0)	(8.0)	(11.1)	(2.1)	3.1

Segment earnings (loss)	$16.0	$12.2	$(8.8)	$3.8	$21.0

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2010/2009 Change			2009/2008 Change
	Total Revenues	Cost of Energy	Gross Margin	Total Revenues	Cost of Energy	Gross Margin
	(In millions)

Rate increase	$6.7	$-	$6.7	$2.1	$-	$2.1
Customer growth/usage	4.8	-	4.8	0.1	-	0.1
Hurricane Ike margin impact	-	-	-	1.6	-	1.6
Recovery of CTC, Hurricane Ike, energy efficiency and other	8.5	2.3	6.2	(1.4)	2.1	(3.5)

Total increase	$20.0	$2.3	$17.6	$2.4	$2.1	$0.3

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	Year Ended December 31,			Change
	2010	2009	2008	2010/2009	2009/2008
	(In millions, except customers)

Residential	$83.6	$74.7	$71.7	$8.9	$3.0
Commercial	77.5	73.3	72.8	4.2	0.5
Industrial	12.3	12.1	13.8	0.2	(1.7)
Other	39.2	32.5	32.0	6.7	0.6

	$212.6	$192.6	$190.3	$20.0	$2.4

Average customers (thousands) (1)	229.4	228.6	227.0	0.8	1.6

(1)

Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. The average customers reported above include 75,220, 86,007, and 111,812 customers of TNMP Electric for 2010, 2009, and 2008 that have chosen First Choice as their REP. These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Year Ended December 31,			Change
	2010	2009	2008	2010/2009	2009/2008
	(Gigawatt hours)(1)

Residential	2,699.6	2,582.6	2,533.0	117.0	49.6
Commercial	2,260.5	2,216.9	2,206.2	43.6	10.7
Industrial	2,241.5	1,983.2	2,094.8	258.3	(111.6)
Other	103.3	107.1	107.5	(3.8)	(0.4)

	7,304.9	6,889.7	6,941.5	415.2	(51.7)

(1)

The GWh sales reported above include 1,012.8, 1,131.9, and 1,563.3 GWhs for December 31, 2010, 2009, and 2008 used by customers of TNMP Electric who have chosen First Choice as their REP. These GWhs are also included below in the First Choice segment.

Implementation of a $6.8 million increase in base rates on September 1, 2009 and the May 14, 2010 $5.5 million increase in TNMP’s annual transmission rates to reflect changes in invested capital through December 31, 2009 increased revenues and margins. Beginning February 1, 2011, TNMP implemented a $10.25 million general rate increase as the result of the settlement of its 2010 Rate Case. See Note 17. An increase in retail loads in 2010 primarily related to cooler temperatures in the first quarter and warmer temperatures in the third quarter, improved revenues and margins. Increases in revenues associated with Hurricane Ike recovery and energy efficiency programs are partially offset with increases in expenses discussed below.

In 2009, a small increase in average customers and the absence of a major hurricane in 2009 increased revenues and margins. These increases were partially offset by milder weather and lower customer usage. Other revenues and margin decreased primarily due to a rate decrease on TNMP’s CTC effective January 2009 and lower miscellaneous service fee revenues.

In 2010, operating expenses increased due to costs associated with energy efficiency programs that are being recovered in revenues, lower capitalized overhead costs due to lower capital spending, and increased costs associated with the implementation of a new work management system. In 2009, TNMP recognized a $1.1 million reduction in operating expenses associated with the establishment of a regulatory asset for TNMP’s business improvement plan. These increases are partially offset by lower tree trimming costs in 2010 and a write-off in 2009 of $0.7 million in Hurricane Ike restoration costs that were not approved for recovery.

In 2009, operating expenses decreased due to an impairment of goodwill in 2008 of $34.5 million. No impairments were recorded in 2010 or 2009.

Depreciation and amortization increased in 2010 related to the amortization of Hurricane Ike restoration costs and higher depreciation costs due to increases in transmission plant, which are covered in rates as discussed above. Depreciation and amortization expense decreased in 2009 due to lower amortization costs associated with TNMP’s CTC.

The write off of unamortized debt issuance costs due to the refinancing of TNMP’s Revolving Credit Facility and the recovery of carrying costs on the Hurricane Ike restoration costs of $1.3 million recorded in 2009 decreased other income and deductions in 2010. In 2009, other income and deductions decreased due to lower revenues associated with contributions in aid of construction and the gain on disposal of certain assets recorded in 2008, which were offset by the recovery of carrying costs on the Hurricane Ike.

In 2010, interest charges increased due to higher interest rates on long-term debt issued in March 2009 and lower capitalization of interest due to reduced capital expenditures in 2010. Interest charges increased in 2009 due to higher interest rates on long-term debt issued in March 2009, which repaid short-term borrowings that were at lower interest rates.

PNM Gas

The table below summarizes the operating results for PNM Gas, which is classified as discontinued operations in the Consolidated Statements of Earnings:

	Year Ended December 31,
	2009	2008

	(In millions)
Total revenues	$65.7	$507.0
Cost of energy	44.7	346.6

Gross margin	21.0	160.4
Operating expenses	11.3	92.2
Depreciation and amortization	-	-

Operating income	9.7	68.2
Other income (deductions)	0.3	2.6
Net interest charges	(1.0)	(13.2)
Gain on disposal	98.4	-

Earnings before income taxes	107.5	57.6
Income (taxes)	(36.7)	(23.0)

Segment earnings	$70.8	$34.6

PNM completed the sale of PNM Gas on January 30, 2009. The above table reflects operations from the PNM Gas business from January 1 through January 30, 2009, compared to a full year of operations for 2008. The other tables presented below exclude 2009 since it is not meaningful.

The following table shows PNM Gas operating revenues and throughput by customer class and average number of customers:

	Year Ended December 31, 2008
	Operating Revenues	Throughput
	(In millions, except customers)	(Thousands of decatherms)
Residential	$342.5	31,981.0
Commercial	103.9	11,302.1
Industrial	3.9	417.3
Transportation(1)	16.2	37,073.2
Other	40.5	3,107.4

	$507.0	83,881.0

Average customers (thousands)	496.5

(1)	Customer-owned gas.

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

First Choice

The table below summarizes the operating results for First Choice:

	Year Ended December 31,			Change
	2010	2009	2008	2010/2009	2009/2008
		(In millions)

Total revenues	$483.2	$528.8	$582.2	$(45.6)	$(53.4)
Cost of energy	350.5	346.5	564.3	4.0	(217.9)

Gross margin	132.7	182.4	17.9	(49.6)	164.5
Operating expenses	92.1	107.4	238.4	(15.3)	(131.0)
Depreciation and amortization	0.9	1.8	2.4	(0.9)	(0.6)

Operating income (loss)	39.8	73.2	(222.8)	(33.4)	296.0
Other income (deductions)	(0.4)	(0.4)	1.7	(0.0)	(2.1)
Net interest charges	(1.3)	(2.8)	(4.0)	1.5	1.2

Earnings (loss) before income taxes	38.1	70.0	(225.1)	(31.9)	295.2
Income (taxes) benefit	(14.1)	(25.6)	47.6	11.6	(73.2)

Segment earnings (loss)	$24.1	$44.4	$(177.6)	$(20.4)	$222.0

The following table summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2010/2009 Change			2009/2008 Change
	Total Revenues	Cost of Energy	Gross Margin	Total Revenues	Cost of Energy	Gross Margin
			(In millions)

Weather	$11.6	$7.4	$4.2	$7.7	$6.2	$1.5
Customer growth/usage	(15.6)	(12.8)	(2.8)	(67.4)	(59.4)	(8.0)
Retail margins	(41.6)	(19.1)	(22.5)	(47.8)	(156.1)	108.3
Hurricane Ike	-	-	-	4.2	0.9	3.3
Trading margins	-	-	-	49.9	-	49.9
Unrealized economic hedges	-	28.5	(28.5)	-	(9.5)	9.5

Total increase (decrease)	$(45.6)	$4.0	$(49.6)	$(53.4)	$(217.9)	$164.5

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Year Ended December 31,			Change
	2010	2009(1)	2008(1)	2010/2009	2009/2008
	(In millions, except customers)

Residential	$305.8	$349.6	$407.3	$(43.8)	$(57.7)
Commercial	159.8	161.0	205.5	(1.2)	(44.5)
Trading gains (losses)	-	-	(49.9)	-	49.9
Other	17.6	18.2	19.3	(0.6)	(1.1)

	$483.2	$528.8	$582.2	$(45.6)	$(53.4)

Actual customers (thousands) (2,3)	214.2	225.0	237.4	(10.8)	(12.4)

(1)	The customer class revenues have been reclassified to be consistent with the current year presentation.
(2)	See note above in the TNMP Electric segment discussion about the impact of TECA.
(3)

Due to the competitive nature of First Choice’s business, actual customer count at December 31 is presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

The following table shows First Choice GWh electric sales by customer class:

	Year Ended December 31,			Change
	2010	2009(1)	2008(1)	2010/2009	2009/2008
	(Gigawatt hours(2))

Residential	2,267.8	2,441.6	2,547.5	(173.8)	(105.9)
Commercial	1,363.8	1,218.9	1,471.4	144.9	(252.5)

	3,631.6	3,660.5	4,018.9	(28.9)	(358.4)

(1)	The customer class volumes have been reclassified to be consistent with the current year presentation.
(2)	See note above in the TNMP Electric segment discussion about the impact of TECA.

During 2010 and 2009, a decrease in average revenue rates, lower MWh sales, and a reduction in the number of customers resulted in decreased operating revenue when compared to 2008. The decrease in 2010 was partially offset by lower purchased power costs and favorable weather but overall resulted in decreased gross margin. However in 2009, significantly lower purchased power costs and favorable weather resulted in increased gross margin. Margins were also higher in 2009 due to the impacts of Hurricane Ike and the LBCS bankruptcy in 2008 that did not recur in 2009.

First Choice entered into a series of speculative forward trades that arbitraged basis differentials among certain ERCOT delivery zones that decreased trading margins by $49.9 million in 2008. This decrease includes a loss of $3.3 million related to the LBCS bankruptcy. The LBCS contracts were subsequently replaced with other counterparty contracts resulting in no material net change in First Choice’s future position. Because of continued market volatility and concern that the forward basis market would continue to deteriorate, First Choice ended any further speculative trading in 2008. No significant additional costs were incurred in 2009 and all contracts related to speculative trading activity ended prior to December 31, 2010.

First Choice manages its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margins. Accordingly, First Choice has forward contracts for the purchase of energy to cover the future load requirements for most of its fixed price sales contracts. Gains or losses on unrealized economic hedges represent changes in unrealized fair value estimates related to these forward supply contracts. Changes in the fair value of supply contracts that are not designated or are not eligible for hedge or normal purchase or sales accounting are marked to market through current period earnings as required by GAAP. During 2010, market energy prices decreased significantly, which resulted in GAAP losses on certain of First Choice’s forward supply contracts. First Choice is not required to mark the related fixed price sales contracts to market, which would likely show offsetting gains as market energy prices decrease. Losses on unrealized economic hedges decreased segment earnings by $22.4 million in 2010 compared with gains of $6.1 million in 2009. These mark-to-market losses are not necessarily indicative of the amounts that will be realized upon settlement or the retail margin First Choice will realize.

The allowance for uncollectible accounts and related bad debt expense is based on collections and write-off experience. In late 2008 and early 2009, the customer default rates experienced were significantly above historic levels due to overall economic conditions, higher average final bills, and an increase in customer churn. Recently, lower customer departures, lower default rates, and lower average final bills attributable to lower sales prices have reduced bad debt. As a result, bad debt expense decreased in 2010 and 2009, which increased segment earnings, by $16.2 million and $10.7 million. This reduction can be partially attributed to several initiatives undertaken by management to reduce bad debt expense. These initiatives include efforts to reduce the default rate experienced for customers switching to another REP and increased focus on identifying new customer prospects that are more likely to demonstrate desired payment behavior. First Choice is focusing its marketing efforts on commercial customers and customers with established payment patterns. First Choice has also increased the credit score required to become a customer and expanded the circumstances where customers are required to provide advance deposits to obtain service, or both. In September 2010, the PUCT adopted a switch/hold provision for customer accounts on a deferred payment plan, an average payment plan, or with a meter determined to have been tampered with, which will require those customers to pay any outstanding balance before changing to another REP. The switch/hold provision becomes effective on June 1, 2011.

Total operating expenses decreased in 2009 due to 2008 impairments of goodwill of $88.8 million, the First Choice trade name of $42.6 million, and the First Choice customer list of $4.8 million pre-tax (aggregating $119.6 million after-tax) resulting from the annual impairment testing. No impairments have been recorded in either 2009 or 2010. See Note 25. These decreases were partially offset by increased operational costs in 2009, largely attributable to customer acquisition and support expenses. In 2010, First Choice incurred increased operational costs, which included expenses related to opening several local office locations as well as support expenses. This increase was partially offset by lower customer acquisition expenses when compared to 2009. In 2010 and 2009, interest expense decreased primarily due to lower short-term debt.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Year Ended December 31,			Change
	2010	2009	2008	2010/2009	2009/2008
		(In millions)

Total revenues	$(39.4)	$(41.7)	$(55.9)	$2.3	$14.2
Cost of energy	(39.1)	(41.3)	(55.2)	2.3	13.9

Gross margin	(0.3)	(0.4)	(0.7)	0.1	0.4
Operating expenses	(12.3)	(13.5)	(0.4)	1.2	(13.1)
Depreciation and amortization	16.8	16.7	17.6	0.1	(0.8)

Operating income (loss)	(4.9)	(3.6)	(17.9)	(1.3)	14.3
Optim Energy loss and impairment	(203.4)	(30.1)	(29.7)	(173.3)	(0.4)
Other income (deductions)	(6.0)	15.2	(7.9)	(21.2)	23.1
Net interest charges	(20.5)	(22.5)	(40.8)	2.0	18.2

Earnings (loss) before income taxes	(234.8)	(41.1)	(96.3)	(193.8)	55.2
Income (taxes) benefit	92.8	18.5	44.4	74.3	(25.9)

Segment earnings (loss)	$(142.0)	$(22.5)	$(51.9)	$(119.5)	$29.4

The Corporate and Other segment includes consolidation eliminations of revenues and cost of energy between business segments, primarily related to TNMP’s sale of transmission services to First Choice.

Operating expenses increased $1.2 million in 2010 compared to 2009 and decreased $13.1 million in 2009 compared to 2008. The increase in 2010 compared to 2009 was driven primarily by a fee that was received from NMGC in 2009 related to the transition of accounting systems following the sale of PNM Gas. The decreases in 2009 were primarily related to $10.7 million in severances and consulting charges related to the business improvement plan that were incurred in 2008, but not in 2009. Other operating expenses in 2009 also decreased due to reduced consulting expenses and an overall reduction in labor due to the business improvement plan and synergies from the divestiture of PNM Gas. In 2009, there was an offsetting increase in incentive compensation expense. The overall decreases include an offset to depreciation expense described below.

Depreciation expense increased by $0.1 million in 2010 compared to 2009 and decreased $0.8 million in 2009 compared to 2008. The decrease in 2009 compared to 2008 includes $0.8 million related to increased depreciation on shared services asset base, which is offset in operating expenses in the Corporate and Other segment as a result of allocation of these costs to other business segments. The remaining variance is primarily due to depreciation on a portion of PVNGS Unit 2, which was owned by a subsidiary of PNMR and was leased to PNM through mid 2009, when beneficial ownership was transferred to PNM.

Corporate and Other results include earnings (loss) associated with Optim Energy. Further explanation of the results of operations of Optim Energy is shown below. The loss due to the impairment of PNMR’s investment in Optim Energy, which is discussed above and in Note 22, is also reflected in the Corporate and Other segment.

Other income and deductions decreased in 2010 compared to 2009 and increased in 2009 compared to 2008 primarily due to a $15.0 million fee received upon termination of the CRHC acquisition agreement and a gain of $7.3 million on the repurchase of $157.4 million of PNMR’s 9.25% senior unsecured notes, which occurred in 2009.

Net interest charges decreased by $2.0 million in 2010 compared to 2009 and $18.2 million in 2009 compared to 2008. The decrease in 2010 compared to 2009 is primarily related to lower borrowings for long-term debt and an increase in interest on uncertain income tax positions. The decrease in 2009 compared to 2008 was primarily driven by lower borrowings for both long-term and short-term debt.

Optim Energy

As described above and in Note 22, PNMR’s investment in Optim Energy was reduced to zero at December 31, 2010 due to the determination that the investment was fully impaired. The resulting impairment pre-tax loss of $188.2 million ($113.7 million after-tax) is not reflected in the table or discussion below.

The table below summarizes the operating results for Optim Energy:

	Year Ended December 31,			2010/2009	2009/2008
	2010	2009	2008	Change	Change
		(In millions)

Total operating revenues	$374.4	$319.5	$472.7	$54.9	$(153.2)
Cost of energy	264.4	201.5	366.5	62.9	(165.0)

Gross margin	110.0	118.0	106.2	(8.0)	11.8
Operating expenses	65.8	123.7	117.8	(57.9)	5.9
Depreciation and amortization	50.6	37.2	30.5	13.4	6.7

Operating income (loss)	(6.4)	(42.9)	(42.1)	36.5	(0.8)
Other income (deductions)	0.4	(0.3)	0.7	0.7	(1.0)
Net interest charges	(18.7)	(13.8)	(19.2)	(4.9)	5.4

Earnings (loss) before income taxes	(24.7)	(57.0)	(60.6)	32.3	3.6
Income (taxes) benefit on margin	(0.4)	0.2	0.1	(0.6)	0.1

Net earnings (loss)	$(25.1)	$(56.8)	$(60.5)	$31.7	$3.7

50 percent of net earnings (loss)	$(12.5)	$(28.4)	$(30.2)	$15.9	$1.8
Plus amortization of basis difference in Optim Energy	(2.7)	(1.7)	0.5	(0.9)	(2.2)

PNMR Equity in net earnings (loss) of Optim Energy	$(15.2)	$(30.1)	$(29.7)	$14.9	$(0.4)

In response to adverse market conditions, Optim Energy changed its strategy and near-term focus. Optim Energy is currently focused on utilizing cash flow from operations to reduce debt and optimizing its generation assets as a stand-alone independent power producer. Optim Energy’s goal is to optimize its performance in the current market with expectation of being able to take advantage of any economic recovery in the power and gas market over the next several years.

Optim Energy’s management evaluates the results of operations on an on-going earnings before interest, income taxes, depreciation, amortization, and mark-to-market (“On-going EBITDA”) basis. Altura (Twin Oaks), Altura Cogen, and Cedar Bayou 4 generating stations comprise Optim Energy’s core business. Generation increased from 5,295 GWh for the year ended December 31, 2008 to 5,755 GWh for the year ended December 31, 2009, and 6,392 GWh for the year ended December 31, 2010. Ancillary service sales have partially offset the negative effect of low power prices. Operating expenses decreased $8.8 million in 2010 primarily from lower taxes, bad debt settlements, and reduced overhead costs. Revenue related to power sales and purchases is included net in operating revenues. Costs related to fuel purchases and sales are recorded net in cost of sales.

On-going EBITDA excludes purchase accounting amortization included in gross margin related to out of market contracts and emission allowances that were recorded at the acquisition of Altura and Altura Cogen. Amortization related to out of market contracts decreased total operating revenues $13.6 million and $6.7 million in 2010 and 2009 and increased total operating revenues by $2.2 million in 2008. Amortization for out of market contracts will continue through the expiration of each contract, which was 2010 for Altura and 2021 for Altura Cogen. In addition, 2010, 2009, and 2008 cost of energy includes $5.2 million, $4.7 million, and $11.2 million of amortization related to emission allowances. The amortizations for emission allowances are recorded as the allowances are used in plant operations, sold or expire.

Optim Energy has a multi-year hedging program. The level of hedging at any given time varies depending on current market conditions and other factors. Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases or sales are derivative instruments that are required to be marked to market. Due to the extreme market volatility experienced in the first quarter of 2008 in the ERCOT market, Optim Energy made the decision to exit the speculative trading business and close out the speculative trading positions in early 2008. Optim Energy incurred $2.4 million of speculative trading losses and has since settled all speculative positions. On-going EBITDA excludes the forward mark-to-market gains of $1.4 million in 2010, losses of $6.9 million for 2009, and gains of $6.3 million for 2008.

Optim Energy has emission allowance inventory from the purchase of Altura Cogen and acquisition of Altura, a portion of which falls under the CAIR program. In July 2008, a ruling by the U.S. Court of Appeals for the District of Columbia Circuit Court invalidated CAIR. This ruling appeared to remove the need for emissions allowance credits under the CAIR program. However in December 2008, CAIR was temporarily reinstated by the courts. In 2008, Optim Energy recorded a pre-tax write off, included in operating expenses, of $31.7 million for all inventory held under the CAIR program. Optim Energy values its remaining held for sale emission allowances at the lower of cost or market. In December 2010 and 2009, Optim Energy reduced the value of its held for sale NOx emission allowances by $2.3 million and $51.6 million because of declining forward prices and significant price declines in the illiquid emission allowance market. At December 31, 2010 and 2009, Optim Energy has $4.8 million and $4.9 million remaining held for sale allowances in inventory. As of December 31, 2010 and 2009, Optim Energy also has $47.0 million and $54.6 million remaining in inventory for emission allowances that are held to meet the emission requirements of its generating facilities.

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

On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. LCC is Altura Cogen’s counterparty in several agreements, including the sale of power and steam. LCC leases Altura Cogen the land for its operating facility and provides other services, including water, to Altura Cogen. The amount outstanding as of December 31, 2008 was fully reserved. In 2010, LCC exited bankruptcy and paid Optim Energy the full receivable from January 6, 2009. Optim Energy reversed the $1.0 million that had been reserved previously. The post-bankruptcy settlement includes, among other things, a reduction in Optim Energy’s posted letter of credit and assumption of the power and steam contract.

PNMR has a basis difference between its recorded investment in Optim Energy and 50 percent of Optim Energy’s equity. The PNMR net earnings impact does not equal 50 percent of the Optim Energy amortization because of this basis difference. While the portion of the basis difference related to contract amortization ended in 2010, other basis differences, including a difference related to emission allowances, will continue to exist through the life of the Altura plant. The basis difference adjustment reflected above relates primarily to contract amortization with insignificant offsets related to the other minor basis difference components.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The information concerning PNMR’s cash flows is summarized as follows:

	Year Ended December 31,			Change
	2010	2009	2008	2010/2009	2009/2008
	(In millions)
Net cash flows from:
Operating activities	$287.4	$87.7	$88.6	$199.7	$(0.9)
Investing activities	(275.9)	379.7	(320.7)	(655.6)	700.4
Financing activities	(10.7)	(593.4)	355.0	582.7	(948.4)

Net change in cash and cash equivalents	$0.8	$(126.0)	$122.9	$126.8	$(248.9)

The changes in PNMR’s cash flows from operating activities relate primarily to net refunds of income taxes of $99.3 million in 2010, including changes in book to tax differences on capitalized overheads, compared to net payments of $118.2 million in 2009, primarily related to the sale of PNM Gas and net refunds of $2.8 million in 2008. Increased cash flows from operations at PNM and TNMP in 2010, primarily related to rate increases, also contributed to the change. Increases were partially offset by lower retail margins and increased cash collateral requirements at First Choice in 2010. In 2008, lower earnings primarily due to results of operations and increased collateral requirements at First Choice decreased cash flows from operating activities. Higher interest payments in 2008 compared to 2009 also contributed to the changes.

The changes in cash flows from investing activities relate primarily to the proceeds from the sale of PNM Gas in 2009 of $652.9 million. Utility plant additions decreased $6.5 million in 2010 compared to 2009 and $56.9 million in 2009 compared to 2008, after reflecting payments for rights-of-way renewals at PNM of $29.3 million in 2010, $10.6 million in 2009, and zero in 2008. In addition, PNMR made equity contributions of $20.3 million to Optim Energy in 2010.

The changes in cash flows from financing activities relate primarily to the 2009 use of the proceeds from the sale of PNM Gas to retire short-term borrowings at PNM and PNMR, as well as the retirement of long-term borrowings at PNMR in 2009. At TNMP, the retirement of both short-term and long-term borrowings was financed by new long-term borrowings in 2009. In 2010, short-term borrowings were used to augment cash flows from operations to fund continuing construction expenditures at PNM. Cash flows from financing activities also reflect the refinancing of $403.8 million of PCRBs in 2010. The issuance of common stock by PNMR in 2008 in connection with the settlement of equity purchase obligations of the holders of publicly held equity-linked units and the issuance of long-term debt by PNMR and PNM were partially offset by the redemption of long-term debt by PNM. In 2008, the redemption of long-term debt by TNMP was offset by new short-term borrowings.

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

On October 21, 2010, PNM received an order from the NMPRC authorizing PNM to enter into a revolving credit facility of up to $400 million to replace the current PNM Facility; to increase the amount of PNM’s intercompany loan arrangements to $100 million; and to issue up to $250 million of additional senior unsecured notes. The authorizations remain in effect through March 31, 2012. PNM, after receiving the necessary PNM and PNMR board approvals, increased the amount of the PNM intercompany loan arrangement to $100 million. PNM has not entered into any agreements with regard to the authorizations relating to the replacement of the PNM Facility or additional senior unsecured notes, nor does it have any arrangements or commitments concerning them. PNM is unable to predict if, or when, such financing arrangements would be consummated.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock. The Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock. The main focus of PNMR’s current construction program is upgrading generation resources, including renewable energy resources to be owned by PNM, upgrading and expanding the electric transmission and distribution systems, and purchasing nuclear fuel. Projections for total capital requirements for 2011 are $414.9 million, including construction expenditures of $368.7 million. Total capital requirements for the years 2011-2015 are projected to be $1,627.5 million, including construction expenditures of $1,396.4 million. See Commitments and Contractual Obligations below. These amounts do not include forecasted construction expenditures of Optim Energy. These estimates are under continuing review and subject to on-going adjustment, as well as to Board review and approval.

During the year ended December 31, 2010, PNMR utilized cash generated from operations and cash on hand, as well as its liquidity arrangements to meet its capital requirements and construction expenditures.

TNMP has $50.0 million in borrowings, which are secured by first mortgage bonds, that are due in 2014. PNM has PCRBs of $39.3 million and $37.0 million that are subject to mandatory tender in 2015 and 2017. PNMR has senior unsecured notes of $192.6 that are due in 2015. PNMR and its subsidiaries have no other long-term debt that comes due prior to 2018, except for $7.2 million that is due in installments through 2013.

As discussed in Note 22, Optim Energy co-developed a generating unit, which was completed in June 2009. Optim Energy’s share of the construction costs was $210 million, which was financed through Optim Energy’s credit facility that expires in May 2012 and operating cash flows. During 2010, PNMR made capital contributions of $20.3 million to Optim Energy, which Optim Energy used to reduce debt under its credit facility. PNMR does not have any contractual requirement to provide Optim Energy with additional financial resources. If Optim Energy were to undertake additional projects, which require funds that would exceed the capacity of its current credit facility and Optim Energy is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV and no assurance can be given that such funding will be available to Optim Energy. PNMR is unable to predict if additional funding will be requested or, if requested, the amount or timing of additional funds that would be provided to Optim Energy.

Liquidity

PNMR’s liquidity arrangements include the PNMR Facility and the PNM Facility both of which primarily expire in August 2012 and the TNMP Revolving Credit Facility, which has been extended and now expires in December 2015. These facilities provide short-term borrowing capacity and also allow letters of credit to be issued, which reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months when air conditioning loads are greater. In general, the Company relies on these credit facilities as the initial source to finance construction expenditures resulting in increased borrowings under the facilities over time. Depending on market and other conditions, the Company will periodically enter into arrangement for the sale of long-term debt and utilize the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Facility ranged from $14.0 million to $133.0 million during the year ended December 31, 2010 and from $14.0 million to $32.0 million during the three months ended December 31, 2010. Borrowings under the PNM Facility ranged from $110.0 million to $244.0 million during the year ended December 31, 2010 and from $169.0 million to $193.0 million during the three months ended December 31, 2010. There have been no borrowings under the TNMP Revolving Credit Facility during 2010. At December 31, 2010, average interest rates were 1.51% for the PNMR Facility and 0.91% for the PNM Facility.

The PNMR Facility and the PNM Facility will need to be renegotiated or replaced prior to their expirations in order to provide sufficient liquidity to finance operations and construction expenditures. The availability of such credit facilities, including their amounts for borrowing thereunder and their terms and conditions, will depend on the credit markets at that time, as well as the Company’s credit ratings and operating results. PNMR also has a line of credit with a local financial institution that expires in August 2011 and PNM had a local line of credit for $5.0 million that was allowed to expire in August 2010. As of February 18, 2011, the Company had short-term debt outstanding of $240.0 million.

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

In addition to its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2011-2015 period.

The Company’s ability, if required, to access the credit and capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals, and conditions in the financial markets.

On April 18, 2008, S&P lowered the credit ratings for PNMR, PNM, and TNMP and placed them on negative outlook for possible additional downgrades. On May 6, 2008, S&P again lowered the credit ratings for PNMR, PNM, and TNMP and the outlook was changed to stable for all entities. On April 25, 2008, Moody’s lowered the credit ratings for PNMR and PNM and continued a review for possible downgrade, while reaffirming TNMP’s ratings with a negative outlook. On May 23, 2008, Moody’s changed the outlook for PNMR and PNM from rating under review for possible downgrade to negative outlook. On December 9, 2008, S&P changed the outlook for PNMR, PNM, and TNMP from stable to negative. The ratings actions have increased borrowing costs for PNMR and PNM and could increase future borrowing costs for PNMR, PNM, and TNMP. In addition, certain contractual arrangements required that following downgrades the Company obtain commercial insurance for risks that were previously self-insured. On December 9, 2009, S&P revised its outlook to stable from negative on PNMR, PNM, and TNMP. On March 9, 2010, Moody’s revised its outlook to stable from negative for PNMR, PNM, and TNMP. In addition, Moody’s upgraded the senior secured obligations of TNMP to Baa1 from Baa2. As of February 18, 2011, ratings on the Company’s debt securities were as follows:

	PNMR	PNM	TNMP
S&P
Senior secured	*	*	BBB-
Senior unsecured	BB-	BB+	*
Preferred stock	*	B	*
Moody’s
Senior secured	*	*	Baa1
Senior unsecured	Ba2	Baa3	*
Preferred stock	*	Ba2	*
* Not applicable

Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements as of February 18, 2011 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
		(In millions)
Financing Capacity:
Revolving credit facility	$542.0	$386.0	$75.0	$1,003.0
Local lines of credit	5.0	-	-	5.0

Total financing capacity	$547.0	$386.0	$75.0	$1,008.0

Amounts outstanding as of February 18, 2011:
Revolving credit facility	$20.0	$220.0	$-	$240.0
Local lines of credit	-	-	-	-

Total short-term debt outstanding	20.0	220.0	-	240.0

Letters of credit	58.7	49.2	0.3	108.2

Total short term-debt and letters of credit	$78.7	$269.2	$0.3	$348.2

Remaining availability as of February 18, 2011	$468.3	$116.8	$74.7	$659.8

Invested cash as of February 18, 2011	$7.9	$10.6	$-	$18.5

The above table excludes intercompany debt. The remaining availability under the revolving credit facilities varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures. The above table reflects amending the PNMR Facility to remove LBB, which reduced the total capacity under the PNMR facility by $32.0 million and the scheduled reductions in the PNMR Facility and the PNM Facility of $26.0 million and $14.0 million in 2010. In addition, the PNMR Facility and the PNM Facility will reduce by an additional $25.0 million and $18.0 million in 2011 according to their terms. The Company does not believe amending the PNMR Facility to remove LBB, the scheduled reduction in the facilities, or the LBH bankruptcy will have a significant impact on PNMR’s and PNM’s liquidity.

For offerings of debt securities registered with the SEC, PNMR has an effective shelf registration statement expiring in April 2011. This shelf registration statement has unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations. PNMR can offer new shares of PNMR common stock through the PNM Resources Direct Plan under a separate SEC shelf registration statement that expires in August 2012. In April 2008, PNM filed a new shelf registration statement for the issuance of up to $750.0 million of senior unsecured notes that expires in April 2011. As of February 18, 2011, PNM had $600.0 million of remaining unissued securities registered under this and a prior shelf registration statement.

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

Off-Balance Sheet Arrangements

PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and Delta, a 132 MW gas-fired generating plant.

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

Additionally, in 1996, PNM entered into a PPA, which is accounted for as an operating lease, for the rights to all the output of the Delta generating plant through June 2020. The gas turbine generating unit is operated by Delta, which is a variable interest entity. See Note 9. The plant is mainly used as a peaking plant to meet peak load requirements.

These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers.

For reasons similar to the PVNGS sale and leaseback transactions, PNM built the EIP Transmission Line and sold it in sale and leaseback transactions in 1985. The EIP line is 216 miles long and runs from near Albuquerque to the Texas-New Mexico border. It is a 345 kilovolt line with a capacity of 200 MW and is one of two interconnections in New Mexico linking the Western regional electrical grid with the West Texas grid. PNM currently owns 60% and operates the other 40% of the EIP line under the terms of a lease agreement extending into 2015 with fixed-rate and fair market value renewal options and a fair market value purchase option.

In addition to operating costs, PNM is required to make payments under these leases. The future lease payments shown below for the PVNGS and EIP leases have been reduced by amounts that will be returned to PNM through its ownership in related lessor notes.

	PVNGS Units 1&2	EIP	Delta	Total
	(In thousands)
2011	$13,435	$54	$5,956	$19,445
2012	25,078	498	5,956	31,532
2013	27,427	2,845	5,956	36,228
2014	32,236	2,845	5,956	41,037
2015	17,082	1,422	5,956	24,460
Thereafter	3,270	-	27,298	30,568

Total	$118,528	$7,664	$57,078	$183,270

See Sources of Power, Investments in Note 1, and Note 7 for additional information.

Commitments and Contractual Obligations

The following table sets forth PNMR’s long-term contractual obligations as of December 31, 2010. See also Note 7 for further details about the Company’s significant leases, including those for PNM and TNMP:

	Payments Due
Contractual Obligations	2011	2012 - 2013	2014 - 2015	2016 and Thereafter	Total
	(In thousands)
Long-term debt (a)	$2,252	$4,918	$281,892	$1,282,070	$1,571,132
Interest on long-term debt (b)	113,859	227,526	210,492	763,051	1,314,928
Operating leases (c)	46,738	102,933	95,730	114,598	359,999
PPAs (d)	17,276	25,038	6,657	18,638	67,609
Coal contracts (e)	55,950	114,391	117,817	98,802	386,960
Outsourcing	22,638	45,935	10,193	-	78,766
Pension and retiree medical (f)	48,775	133,457	89,371	-	271,603
Construction expenditures (g)	368,741	518,162	509,461	-	1,396,364

Total (h)	$676,229	$1,172,360	$1,321,613	$2,277,159	$5,447,361

(a)	Represents total long-term debt excluding unamortized discount of $5.3 million.
(b)	Represents interest payments during the period.
(c)	The operating lease amounts are net of amounts to be returned to PNM as payments on its investments in related lessor notes. See Investments in Note 1 and Note 7.
(d)	PPA amounts do not include amounts for Valencia that PNM is obligated to pay since Valencia is consolidated by PNM in accordance with GAAP. See Note 9.
(e)	Represents only certain minimum payments that may be required under the coal contracts if no deliveries are made.
(f)	The Company only forecasts funding for its pension and retiree medical plans for the next five years.
(g)	Represents forecasted capital expenditures, under which substantial commitments have been made. The Company only forecasts capital expenditures for the next five years.
(h)

PNMR is unable to reasonably estimate the timing of liability and interest payments for uncertain income tax positions in individual years due to uncertainties in the timing of the effective settlement of tax positions. Therefore, PNMR’s liability of $36.1 million and interest payable of $1.2 million are not reflected in this table.

Contingent Provisions of Certain Obligations

PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements if the contingent requirements were to be triggered. The most significant consequences resulting from these contingent requirements are detailed in the discussion below.

The PNMR Facility, the PNM Facility, and the TNMP Revolving Credit Facility contain “ratings triggers,” for pricing purposes only. If PNMR, PNM, or TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost. In addition, these facilities contain contingent requirements that require the maintenance of debt-to-capital ratios, including for PNMR and PNM the present value of payments under the PVNGS and EIP leases as debt, of less than 65%. If such ratio were to exceed 65%, the entity could be required to repay all borrowings under its facility, be prevented from drawing on the unused capacity under the facility, and be required to provide security for all outstanding letters of credit issued under the facility.

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

PNM’s standard purchase agreement for the procurement of gas for its fuel needs contains a contingent requirement that could require PNM to provide security for its gas purchase obligations if the seller were to reasonably believe that PNM was unable to fulfill its payment obligations under the agreement.

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

	December 31,
PNMR	2010	2009

PNMR common equity	47.8%	49.6%
Convertible preferred stock	3.1%	3.0%
Preferred stock of subsidiary	0.4%	0.3%
Long-term debt	48.7%	47.1%

Total capitalization	100.0%	100.0%

PNM

PNM common equity	51.3%	51.9%
Preferred stock	0.5%	0.5%
Long-term debt	48.2%	47.6%

Total capitalization	100.0%	100.0%

TNMP

Common equity	59.4%	59.3%
Long-term debt	40.6%	40.7%

Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

Background

In 2010, PNMR’s interests in generating plants, through PNM and Optim Energy, emitted approximately 8.9 million metric tons of CO2, which comprises the vast majority of its GHG. By comparison, the total GHG in the United States in 2008, the latest year for which the EPA has compiled this data, were approximately 7.0 billion metric tons, of which approximately 5.9 billion metric tons were CO2. According to EPA data, electricity generation accounted for approximately 2.4 billion metric tons, or 41%, of the CO2emissions.

PNM has several programs underway to reduce GHG from its generation fleet, and thereby to reduce its climate change risk. See Note 17. PNM’s plan to build 22 MW of utility-scale solar generation located at various sites on PNM’s system throughout New Mexico is underway and the facilities will be complete by the end of 2011. On September 15, 2010, PNM filed requests for approval of an updated energy efficiency and load management plan with the NMPRC. A decision is expected in the spring of 2011. The new plan, if approved will improve the suite of energy efficiency programs PNM offers its customers. Over the next 19 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 15,000 GWh of electricity, which will avoid at least 1.8 million metric tons of CO2 based upon projected emissions from PNM’s system-wide portfolio with and without these programs. These estimates are subject to change given that it is difficult to accurately estimate avoidance because of the many underlying variables with high uncertainty and complex interrelationships, including changes in demand for electricity.

The Board is updated by management and regularly considers the issues around climate change, the Company’s GHG, and potential financial consequences that might result from potential federal and/or state regulation of GHG. Management periodically reports to the Board on all of the matters discussed in this section. PNM’s Board of Directors monitors Company practices and procedures to assess the sustainability impacts of our operations and products on the environment. This includes reviewing the Company’s environmental management systems, monitoring the implementation of the Company’s corporate environmental policy, monitoring the promotion of energy efficiency, and monitoring the use of renewable energy resources.

EPA Regulation

In April 2007, the U.S. Supreme Court held that the EPA has the authority to regulate GHG under the Clean Air Act. This decision, coupled with an increased focus in the Obama administration and Congress on legislation to address climate change, has heightened the importance of this issue for the energy industry. Although there continues to be debate over the details and best design for state and federal programs, increased state and federal legislative and regulatory activities calling for regulation of GHG indicate that climate change protection legislation and/or regulation are likely in the future.

In July 2008, the EPA published the Greenhouse Gas Advanced Notice of Proposed Rulemaking. The notice identified, but did not choose among, options for GHG regulation and requested comments on the options presented. Absent Congressional action, in due course the Company expects the EPA to adopt regulations relating to GHG.

In December 2009, the EPA released its final endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. The finding does not by itself impose any requirements on producers of GHG, but the finding sets the groundwork for the EPA to regulate GHG from new and existing stationary sources such as power plants and new motor vehicles.

On May 13, 2010, the EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule. The purpose of the rule is to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. As expected, the rule focuses on the largest sources of GHG, including fossil-fueled electric generating units. The final rule establishes three major phases for regulating GHG. Phase 1 became effective January 2, 2011 and addresses only those new or modified sources that emit 75,000 tons per year or more of GHGs and are currently subject to the PSD and Title V operating permit programs due to the amount of other regulated emissions. All of PNM’s existing generating plants are subject to the PSD and Title V programs because of the magnitude of non-GHG. Any modification at these facilities resulting in an increase of greater than or equal to 75,000 tons per year of GHG – a margin of 0.6 percent of SJGS’s 2009 emissions – would trigger PSD permitting requirements, including a best available control technology (“BACT”) analysis for GHG. Phase 2 starts July 1, 2011 and addresses any large source of GHG that was not previously subject to the PSD and Title V regulatory programs. Phase 3, effective in July 2013, will phase in smaller GHG sources.

On December 23, 2010, EPA announced a proposed rulemaking timeline for Clean Air Act NSPS for GHG from power plants and petroleum refineries. The rulemaking timeline is established in two proposed settlement agreements. The proposed NSPS regulations that will affect electric generating units are scheduled to be issued by July 26, 2011 and finalized by May 26, 2012. The Clean Air Act’s NSPS provisions include separate tracks for new and modified facilities and for existing facilities. EPA will establish NSPS for new and modified facilities directly, while EPA will establish emission guidelines for existing facilities through a cooperative federal-state process.

EPA regulation of GHG from large stationary sources will impact PNM’s operations due to the Company’s reliance on fossil-fueled electric generation. The impact to PNM is unknown because the regulatory requirements, including what is considered BACT and what will be the requirements under the NSPS rules, are not yet defined. Impacts could involve investments in efficiency improvements and/or control technologies at the fossil-fueled generating plants. It also is possible that the costs of such improvements or technologies could impact the economic viability of some plants.

Federal Legislation

Prospects for enactment of legislation imposing a new or enhanced regulatory program to address climate change in the 112th Congress are extremely unlikely, although Congress could address these issues at a future time. Instead, EPA is likely the primary venue for GHG regulation over the next two years.

The Company has assessed, and continues to assess, the impacts of potential climate change legislation or regulation on its business. This assessment is preliminary, and changes in the legislative or regulatory process could impact the assessment significantly. The Company’s assessment includes assumptions regarding the specific GHG limits, the timing of implementation of these limits, the level of emissions allowances allocated and the level that must be purchased, the development of technologies for renewable energy and to reduce emissions, the cost of emissions allowances, the degree to which offsets may be used for compliance, and provisions for cost containment. Moreover, the assessment assumes various market reactions such as with respect to the price of coal and gas and regional plant economics. These assumptions, at best, are preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation would likely, among other things, result in significant compliance costs, including significant capital expenditures by the Company, and could jeopardize the economic viability of certain generating facilities. For example, see the discussion in Note 16 under the caption The Clean Air Act – Regional Haze. In turn, these consequences would lead to increased costs to customers and could affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced demand for electricity. The Company’s assessment process is ongoing but too preliminary and speculative at this time for the meaningful prediction of financial impact.

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an integrated resource plan to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis. The integrated resource plan is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of PNM’s customers. The NMPRC issued an order in June 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their integrated resource plans using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year. Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs. Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances. However, PNM is required to use these prices for purposes of its integrated resource plan, and the prices may not reflect the costs that it ultimately will incur. PNM’s integrated resource plan filed with the NMPRC in September 2008 showed that incorporation of the NMPRC required carbon emissions costs did not significantly change the dispatch of existing facilities or the resource decisions regarding future facilities over the next 20 years. Much higher GHG costs than assumed in the NMPRC analysis are necessary to impact the dispatch of existing resources or future resource decisions. The primary consequence of the standardized cost of carbon emissions was an increase to generation portfolio costs. The public involvement phase of PNM’s next integrated resource plan began in July 2010.

Seven western states, including New Mexico, and three Canadian provinces have entered into an accord, called the Western Regional Climate Action Initiative (the “WCI”), to reduce GHG from automobiles and certain industries, including utilities. The WCI released design recommendations for elements of a regional cap and trade program in September 2008 and has created several subcommittees to develop detailed implementation recommendations. Under the WCI recommendations, GHG from the electricity sector and fossil fuel consumption of the industrial and commercial sectors would be capped at then current levels and subject to regulation starting in 2012. Over time, producers would be required to reduce their GHG. Implementation of the design elements for GHG reductions would fall to each state and province. In New Mexico, the Company believes this would require new legislation and rulemaking.

In February 2009, a bill was introduced in the New Mexico legislature proposing to require the implementation by the EIB of a cap and trade system designed to reduce GHG. This legislation died in committee during the session. The New Mexico House of Representatives did pass a memorial, which requests the New Mexico Legislative Council to direct the appropriate committee to study the WCI final design recommendations as well as federal proposals relating to reducing GHG. The memorial is a study of impacts and not a regulation. The memorial further states that the committee is requested to report its findings and recommendations to the New Mexico legislature by December 2010.

In January 2010, a similar bill was introduced in the New Mexico House of Representatives that would have allowed the EIB to adopt rules for implementing particular portions of WCI, including rules for early reduction allowances, offset allowances and mandatory reporting of GHG for persons importing electricity or heating or transportation fuels. The bill was tabled in committee where it died.

On June 4, 2010, the NMED filed a petition with the EIB for the adoption of rules required to implement a WCI cap and trade program. A hearing was held in September 2010. On November 2, 2010, the EIB approved the NMED’s proposal to institute a regional cap-and-trade rule that would affect sources regulated by NMED that emit more than 25,000 metric tons of CO2 per year. The cap would start with an emissions baseline established in 2011. NMED would grant allowances for free to regulated sources based on their baseline and a 2% annual reduction. In order to take effect, New Mexico and California must recognize each other as trading partners under the WCI regional trading program. Also, several market elements including allowance tracking and a trading market must be established by WCI. PNM filed testimony in the rulemaking hearing estimating the cost of electricity to PNM’s customers would increase from a nominal amount in 2012 to $85 million in 2020 due solely to the NMED’s proposed rule. If NMED implements the cap-and-trade program, PNM will seek to recover in rates any increased costs due to the rule. PNM and several other affected parties have filed notices of appeal of the EIB’s ruling.

In December 2008, New Energy Economy (“NEE”), a non-profit environmental advocacy organization, petitioned the EIB to amend existing regulations and adopt new regulations that would reduce GHG from sources regulated by the State of New Mexico. Following extensive litigation regarding the EIB’s authority to regulate GHG, which litigation did not resolve the issue, the rulemaking hearing on the NEE petition concluded on October 5, 2010. On December 8, 2010, the EIB adopted a modified version of the petition. The modifications pushed the effective date to January 1, 2013 or six months after NMED’s proposed cap and trade rule is no longer in force. PNM filed testimony in the rulemaking hearing estimating the cost of electricity to PNM’s customers would increase by approximately $8 million per year if the NEE’s proposed rule is adopted. If the rule takes effect, PNM will seek to recover in rates any increased costs due to the rule. PNM and several other affected parties have filed notices of appeal of the EIB’s ruling.

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

Given the geographic location of its facilities and customers, PNM generally has not been exposed to the extreme weather events and other physical impacts commonly attributed to climate change, with the possible exception of drought conditions periodically, and physical changes are generally not expected to be of material consequence in the near-term. Drought conditions in northwestern New Mexico could impact the availability of water for cooling coal-fired generating plants. Water shortage sharing agreements have been in place since 2003, although no shortage has been declared due to sufficient precipitation in the San Juan Basin. PNM also has a supplemental water contract in place with the Jicarilla Tribe to help address any water shortages from primary sources. The contract expires December 31, 2016. TNMP, First Choice, and Optim Energy have operations in the Gulf coast area of Texas, which experiences periodic hurricanes. In addition to potentially causing physical damage to Company or Optim Energy owned facilities, which disrupt the ability to transmit, distribute, and/or generate energy, hurricanes can temporarily reduce customers’ usage and demand for energy.

Financial Reform Legislation

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is intended to improve regulation of financial markets, was signed into law. Many of the rules required to implement the legislation have not yet been finalized. The Company is currently evaluating this legislation and cannot predict the impact it may have on the Company’s financial condition, results of operations, cash flows, or liquidity.

Other Matters

See Notes 16, 17, and 18 for a discussion of commitments and contingencies, rate and regulatory matters, and environmental issues facing the Company. See Note 21 for a discussion of accounting pronouncements that have been issued, but are not yet effective and have not been adopted by the Company.

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

Unbilled Revenues

As discussed in Note 1, the Company records unbilled revenues representing management’s assessment of the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Management estimates unbilled revenues based on sales recorded in the billing system, taking into account weather impacts. The method is consistent with the approach to normalization employed for rate case billing determinants and the load forecast. To the extent the estimated amount differs from the amount subsequently billed, revenues will be affected. Unbilled revenues are separately reported on the Consolidated Balance Sheets of PNMR, PNM, and TNMP.

Regulatory Accounting

The Company is subject to the provisions of GAAP for rate-regulated enterprises, as discussed in Note 1. Accordingly, the Company has recorded assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities. The Company’s continued ability to meet these provisions may be affected in the future by competitive forces and restructuring in the electric industry. In the event these provisions no longer apply to all or a separable portion of the Company’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.

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

Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business and determination of appropriate WACC for each reporting unit.

In determining the fair value of each reporting unit, the WACC is a significant factor. The Company considers many factors in selecting a WACC, including the market view of risk for each individual reporting unit, the appropriate capital structure, and the borrowing rate appropriate for each reporting unit. The Company considers available market-based information and may consult with third parties to help determine the WACC. The selection of a WACC is subjective and modifications to this rate could significantly increase or decrease the fair value of a reporting unit.

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

PNMR also has an investment in Optim Energy, which is accounted for using the equity method. Optim Energy’s operating assets consist of two gas-fired electric generating plants and one coal-fired generating plant. Optim’s results of operations are primarily determined by the prices at which its power is sold and it procures fuel, principally natural gas, to generate power. Additionally, power prices in the ERCOT market are directly correlated to natural gas prices. The markets for power and natural gas are currently depressed. The low levels of gas and power prices are indicators of possible impairment of PNMR’s investment in Optim Energy. Accordingly, PNMR performed an impairment test of its investment in Optim Energy as of April 1, 2010 using a discounted cash flow methodology. This analysis utilized published power and gas forward price curve information, combined with Optim Energy’s fundamental view of its business for periods after the end of the price curves. The April 1, 2010 analysis indicated that PNMR’s proportionate share of the fair value of Optim Energy exceeded its carrying value. The impairment analysis for the investment in Optim Energy requires the same assumptions, judgments, and estimations described above. Primarily due to the continuing adverse market conditions evidenced by low power and natural gas prices, PNMR performed another impairment analysis of its investment in Optim Energy as of December 31, 2010. See Note 22 for a discussion of that analysis. As a result of the December 31, 2010 analysis, PNMR determined that its investment was fully impaired and, accordingly the investment in Optim Energy was reduced to zero and a pre-tax loss of $188.2 million ($113.7 million after-tax) was recorded in 2010.

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

Derivatives

The Company follows the provisions set forth in GAAP to account for derivatives. These provisions establish accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at their fair value. GAAP also requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met. Special accounting for qualifying hedges requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. These rules allow derivative gains and losses for fair-value hedges to offset related results on the hedged item in the statement of earnings. GAAP provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of accumulated other comprehensive income and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the portion of the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings.

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

Accounting for Contingencies

The financial results of the Company may be affected by judgments and estimates related to loss contingencies. A significant contingency PNMR accounts for is the loss associated with uncollectible trade accounts receivable. The determination of bad debt expense is based on factors such as historical write-off experience, aging of accounts receivable balances, regulatory rulings and general economic conditions and customer behavior.

Contingencies related to litigation and claims, as well as environmental and regulatory matters, also require the use of significant judgment and estimation. The Company attempts to take into account all known factors when determining the proper accrual, however the actual outcomes can vary from the amount accrued.

Income Taxes

The Company’s income tax expense and related balance sheet amounts involve significant judgment and use of estimates. Amount of deferred income tax assets and liabilities, current and noncurrent accruals, and determination of uncertain tax positions involve judgment and estimates related to timing and probability of the recognition of income and deductions by taxing authorities. In addition, some temporary differences are accorded flow-through treatment by the Company’s regulators and impact the Company’s effective tax rate. In assessing the likelihood of the realization of deferred tax assets, management considers the estimated amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecasted financial condition and results of operations in future periods, and the final review from taxing authorities.

Market Risk

See Item 7A. Quantitative and Qualitative Disclosure About Market Risk for discussion regarding the Company’s accounting policies and sensitivity analysis for the Company’s financial instruments and derivative energy and other derivative contracts.

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

The Company controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the Board. The Board’s Finance Committee sets the risk limit parameters. The RMC, comprised of corporate and business segment officers, oversees all of the risk management activities, which include commodity risk, credit risk, interest rate risk, and business risk. The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies. The Company has risk control organizations, which are assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.

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

The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions other than cash flow hedges:

	Trading	Economic Hedges	Total
	(In thousands)
PNMR
Sources of fair value gain (loss):
Net fair value at December 31, 2008	$2,556	$(5,422)	$(2,866)

Amount realized on contracts delivered during period	(1,414)	23,249	21,835
Changes in fair value	97	(12,362)	(12,265)

Net change recorded as mark-to-market	(1,317)	10,887	9,570

Unearned/prepaid option premiums	-	(563)	(563)
De-designation of cash flow hedges	-	(2,685)	(2,685)

Net fair value at December 31, 2009	1,239	2,217	3,456

Amount realized on contracts delivered during period	(1,236)	20,709	19,473
Changes in fair value	(3)	(48,773)	(48,776)

Net change recorded as mark-to-market	(1,239)	(28,064)	(29,303)

Net change recorded as regulatory liability	-	569	569
Unearned/prepaid option premiums	-	41	41
Settlement of de-designated cash flow hedges	-	2,262	2,262

Net fair value at December 31, 2010	$-	$(22,975)	$(22,975)

PNM
Sources of fair value gain (loss):
Net fair value at December 31, 2008	$261	$(3,300)	$(3,039)

Amount realized on contracts delivered during period	(345)	11,743	11,398
Changes in fair value	84	(6,995)	(6,911)

Net change recorded as mark-to-market	(261)	4,748	4,487

Settlement of de-designated cash flow hedges	-	(17)	(17)

Net fair value at December 31, 2009	-	1,431	1,431

Amount realized on contracts delivered during period	-	3,723	3,723
Changes in fair value	-	(9,416)	(9,416)

Net change recorded as mark-to-market	-	(5,693)	(5,693)

Net change recorded as regulatory liability	-	569	569
Unearned/prepaid option premiums	-	-	-
Settlement of de-designated cash flow hedges	-	17	17

Net fair value at December 31, 2010	$-	$(3,676)	$(3,676)

The following table provides the maturity of the net assets (liabilities) other than cash flow hedges, giving an indication of when these mark-to-market amounts will settle and generate (use) cash. The following values were determined using broker quotes and option models:

Fair Value of Mark-to-Market Instruments at December 31, 2010

	Less than 1 year	1-3 Years	4+ Years	Total
PNMR	(In thousands)
Economic hedges
Prices actively quoted	$(14,494)	$(3,238)	$-	$(17,732)
Prices provided by other external sources	(567)	(3,028)	(826)	(4,421)
Prices based on models and other valuations	(347)	(475)	-	(822)

Total	$(15,408)	$(6,741)	$(826)	$(22,975)

PNM
Economic hedges
Prices actively quoted	$-	$-	$-	$-
Prices provided by other external sources	(1,667)	(1,183)	(826)	(3,676)
Prices based on models and other valuations	-	-	-	-

Total	$(1,667)	$(1,183)	$(826)	$(3,676)

The fair value of commodity derivative instruments designated as cash flow hedging instruments decreased $21.0 million for PNMR and PNM for the year ended December 31, 2010 and $17.8 million for PNMR and $20.2 million for PNM for the year ended December 31, 2009.

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

PNM measures VaR for all transactions that are not directly asset-related and have economic risk. PNM did not have any non-asset backed transactions for the year ended December 31, 2010. For the year ended December 31, 2009, the average, high, and low VaR amount for these transactions was less than $0.1 million. The total VaR amount for these transactions at December 31, 2009 was zero.

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

For the year ended December 31, 2010, the average GEaR amount was $3.4 million, with high and low GEaR amounts for the period of $6.8 million and $1.5 million. The total GEaR amount at December 31, 2010 was $1.9 million. For the year ended December 31, 2009, the average GEaR amount for these transactions was $5.0 million, with high and low GEaR amounts for the period of $11.4 million and $1.7 million. The total GEaR amount for these transactions at December 31, 2009 was $1.9 million.

First Choice utilizes a VaR measure to manage its market risk. The VaR limit is based on the same total portfolio approach as the GEaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a holding period, which through June 30, 2010 was ten days. This holding period was considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market. In July 2010, First Choice modified the method of calculating VaR to consider First Choice’s positions over the life of the total portfolio and is intended to capture the effects of changes in market prices over a three day holding period. These changes, which did not significantly impact the VaR amounts, are considered appropriate given the nature of First Choice’s supply portfolio and the developing ERCOT market. The VaR calculations utilize the same Monte Carlo simulation approach described above at a 95% confidence level. The VaR amount for these transactions was $0.1 million at December 31, 2010. For the year ended December 31, 2010, the high, low and average VaR amounts were $2.3 million, $0.1 million and $0.2 million. The VaR amount for these transactions was $0.7 million at December 31, 2009. For the year ended December 31, 2009, the high, low and average VaR amounts were $2.0 million, $0.2 million and $0.8 million.

The Company’s risk measures are regularly monitored by the Company’s RMC. The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures. VaR or GEaR limits were not exceeded during the year ended December 31, 2010 or 2009.

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

The following table provides information related to credit exposure as of December 31, 2010. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties.

Schedule of Credit Risk Exposure

December 31, 2010

Rating (1)	Credit Risk Exposure(2)	Number of Counter -parties >10%	Net Exposure of Counter- parties >10%
	(Dollars in thousands)
PNMR
External ratings:
Investment grade	$9,755	2	$7,296
Non-investment grade	32	-	-
Internal ratings:
Investment grade	17	-	-
Non-investment grade	732	-	-

Total	$10,536		$7,296

PNM
External ratings:
Investment grade	$9,029	2	$7,296
Non-investment grade	32	-	-
Internal ratings:
Investment grade	17	-	-
Non-investment grade	704	-	-

Total	$9,782		$7,296

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

(2)

The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than full requirements customers), forward sales and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by available credit collateral. Credit collateral includes advance payments, cash deposits, letters of credit, and parental guarantees received from counterparties. Amounts are presented before the application of such credit collateral instruments. At December 31, 2010, PNMR and PNM held credit collateral of zero to offset their credit exposure.

The following table provides an indication of the maturity of credit risk by credit ratings of the counterparties.

Maturity of Credit Risk Exposure

December 31, 2010

Rating	Less than 2 Years	2-5 Years	Greater than 5 Years	Total Net Exposure
	(In thousands)
PNMR
External ratings:
Investment grade	$9,677	$78	$-	$9,755
Non-investment grade	32	-	-	32
Internal ratings:
Investment grade	17	-	-	17
Non-investment grade	732	-	-	732

Total	$10,458	$78	$-	$10,536

PNM
External ratings:
Investment grade	$9,029	$-	$-	$9,029
Non-investment grade	32	-	-	32
Internal ratings:
Investment grade	17	-	-	17
Non-investment grade	704	-	-	704

Total	$9,782	$-	$-	$9,782

The Company provides for losses due to market and credit risk. Net credit risk for PNMR’s and PNM’s largest counterparties as of December 31, 2010 was $4.5 million.

Interest Rate Risk

The Company has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of long-term debt instruments for PNMR, PNM, and TNMP would increase by 4.2%, 5.2%, and 2.7%, if interest rates were to decline by 50 basis points from their levels at December 31, 2010. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. As described in Note 6, TNMP has long-term debt of $50.0 million that bears interest at a variable rate. However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk. In addition, in January 2010, PNM entered into a one year floating-to-fixed interest rate swap with a notional amount of $100.0 million associated with PNM’s unsecured revolving credit facility. At February 18, 2011, PNMR, PNM, and TNMP had $20.0, $220.0 million, and zero of short-term debt outstanding under their revolving credit facilities and local lines of credit, which allow for a maximum aggregate borrowing capacity of $547.0 million for PNMR, $386.0 million for PNM, and $75.0 million for TNMP. These facilities bear interest at variable rates, which averaged 1.52% for PNMR and 0.91% for PNM on February 18, 2011 borrowings, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The securities held by PNM in the NDT and in trusts for pension and other post-employment benefits had an estimated fair value of $612.8 million at December 31, 2010, of which 29.2% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2010, the decrease in the fair value of the fixed-rate securities would be 5.0%, or $8.9 million. The securities held by TNMP in trusts for pension and other post-

employment benefits had an estimated fair value of $69.0 million at December 31, 2010, of which 24.7% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2010, the decrease in the fair value of the fixed-rate securities would be 6.4%, or $1.1 million.

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

Equity Market Risk

The NDT and trusts established for PNM’s pension and post-employment benefits hold certain equity securities at December 31, 2010. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 57.9% of the securities held by the various PNM trusts as of December 31, 2010. The trusts established for TNMP’s pension and post-employment benefits hold certain equity securities. These equity securities expose TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 55.6% of the securities held by the TNMP trusts as of December 31, 2010. There was a significant decline in the general price levels of marketable equity securities in late 2008 and in early 2009. The impacts of these declines were considered in the funding and expense valuations performed for 2009 and 2010 and resulted in reduced income or increased expense related to the pension plans being recorded and will require increased levels of funding beginning in 2010. See Note 12.

Alternatives Investment Risk

The Company has a target of investing 20% of its pension assets in the alternatives asset class, which amounted to 20.4% as of December 31, 2010. This includes real estate, private equity, and hedge funds. These investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value. The valuation of the alternative asset class has also been impacted by the significant decline in the general price levels of marketable equity securities.

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

Management assessed the effectiveness of PNMR’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNMR’s internal control over financial reporting was effective as of December 31, 2010.

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

Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2010.

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

Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2010.

/s/ Patricia K. Collawn
Patricia K. Collawn,
President and Chief Executive Officer

/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PNM Resources, Inc.

Albuquerque, New Mexico

We have audited the internal control over financial reporting of PNM Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our reports dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Public Service Company of New Mexico

Albuquerque, New Mexico

We have audited the internal control over financial reporting of Public Service Company of New Mexico and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our reports dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PNM Resources, Inc.

Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of PNM Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings (loss), changes in equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PNM Resources, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Public Service Company of New Mexico

Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings (loss), changes in equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Texas-New Mexico Power Company

Lewisville, Texas

We have audited the accompanying consolidated balance sheets of Texas-New Mexico Power Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings (loss), statements of changes in common stockholder’s equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas March 1, 2011

PNM RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Electric Operating Revenues	$1,673,517	$1,647,744	$1,959,522

Operating Expenses:
Cost of energy	700,727	717,989	1,239,854
Administrative and general	264,556	262,282	253,311
Energy production costs	195,919	185,228	193,899
Impairment of goodwill and other intangible assets	-	-	221,769
Regulatory disallowances	-	27,542	30,248
Depreciation and amortization	151,704	147,949	144,362
Transmission and distribution costs	63,421	63,311	58,702
Taxes other than income taxes	57,738	51,501	47,191

Total operating expenses	1,434,065	1,455,802	2,189,336

Operating income (loss)	239,452	191,942	(229,814)

Other Income and Deductions:
Interest income	18,896	28,389	24,096
Gains (losses) on investments held by NDT	4,868	4,502	(15,233)
Other income	14,837	31,629	6,478
Equity in net earnings (loss) of Optim Energy	(15,223)	(30,145)	(29,687)
Impairment of equity investment in Optim Energy	(188,176)	-	-
Other deductions	(12,660)	(9,361)	(11,266)

Net other income (deductions)	(177,458)	25,014	(25,612)

Interest Charges	125,373	122,205	132,955

Earnings (Loss) before Income Taxes	(63,379)	94,751	(388,381)

Income Taxes (Benefit)	(32,255)	28,818	(90,816)

Earnings (Loss) from Continuing Operations	(31,124)	65,933	(297,565)

Earnings from Discontinued Operations, net of Income Taxes of $0, $36,687, and $22,957	-	70,801	34,628

Net Earnings (Loss)	(31,124)	136,734	(262,937)

(Earnings) Attributable to Valencia Non-controlling Interest	(13,563)	(11,890)	(7,179)

Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)

Net Earnings (Loss) Attributable to PNMR	$(45,215)	$124,316	$(270,644)

Earnings (Loss) from Continuing Operations Attributable to PNMR per Common Share:
Basic	$(0.49)	$0.58	$(3.66)
Diluted	$(0.49)	$0.58	$(3.66)
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	$(0.49)	$1.36	$(3.24)
Diluted	$(0.49)	$1.36	$(3.24)

Dividends Declared per Common Share	$0.500	$0.500	$0.605

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$15,404	$14,641
Accounts receivable, net of allowance for uncollectible accounts of $11,178 and $12,783	97,245	106,593
Unbilled revenues	71,453	78,274
Other receivables	60,562	77,672
Materials, supplies, and fuel stock	52,479	50,631
Regulatory assets	36,292	7,476
Commodity derivative instruments	15,999	50,619
Income taxes receivable	97,450	129,171
Current portion of accumulated deferred income taxes	886	-
Other current assets	96,110	63,128

Total current assets	543,880	578,205

Other Property and Investments:
Investment in PVNGS lessor notes	103,871	137,511
Equity investment in Optim Energy	-	195,666
Investments held by NDT	156,922	137,032
Other investments	18,791	25,528
Non-utility property, net of accumulated depreciation of $2,307 and $3,779	7,333	7,923

Total other property and investments	286,917	503,660

Utility Plant:
Plant in service and plant held for future use	4,860,614	4,693,530
Less accumulated depreciation and amortization	1,626,693	1,611,496

	3,233,921	3,082,034
Construction work in progress	137,622	181,078
Nuclear fuel, net of accumulated amortization of $26,247 and $19,456	72,901	69,337

Net utility plant	3,444,444	3,332,449

Deferred Charges and Other Assets:
Regulatory assets	502,467	524,136
Goodwill	321,310	321,310
Other intangible assets, net of accumulated amortization of $5,414 and $5,272	26,425	26,567
Commodity derivative instruments	5,264	2,413
Other deferred charges	94,376	71,181

Total deferred charges and other assets	949,842	945,607

	$5,225,083	$5,359,921

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term debt	$222,000	$198,000
Current installments of long-term debt	2,252	2,125
Accounts payable	95,969	111,432
Accrued interest and taxes	47,783	45,341
Regulatory liabilities	724	908
Commodity derivative instruments	31,407	24,025
Other current liabilities	119,989	181,442

Total current liabilities	520,124	563,273

Long-term Debt	1,563,595	1,565,206

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	540,106	531,166
Accumulated deferred investment tax credits	18,089	20,518
Regulatory liabilities	342,465	350,324
Asset retirement obligations	76,637	70,963
Accrued pension liability and postretirement benefit cost	270,172	281,923
Commodity derivative instruments	12,831	4,549
Other deferred credits	147,616	121,394

Total deferred credits and other liabilities	1,407,916	1,380,837

Total liabilities	3,491,635	3,509,316

Commitments and Contingencies (See Note 16)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized: issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNMR Convertible Preferred Stock, Series A, without mandatory redemption requirements (no stated value, 10,000,000 shares authorized: issued and outstanding 477,800 shares)	100,000	100,000

PNMR common stockholders’ equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued and outstanding 86,673,174 shares)	1,290,465	1,289,890
Accumulated other comprehensive income (loss), net of income taxes	(68,666)	(46,057)
Retained earnings	314,943	405,884

Total PNMR common stockholders’ equity	1,536,742	1,649,717

Non-controlling interest in Valencia	85,177	89,359

Total equity	1,721,919	1,839,076

	$5,225,083	$5,359,921

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(31,124)	$136,734	$(262,937)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	186,067	173,446	167,111
PVNGS firm-sales contracts revenue	(58,289)	(56,887)	(34,546)
Bad debt expense	27,566	44,071	59,635
Deferred income tax expense (benefit)	35,674	27,727	(46,692)
Equity in net (earnings) loss of Optim Energy	15,223	30,145	29,687
Impairment of equity investment in Optim Energy	188,176	-	-
Net unrealized (gains) losses on derivatives	29,303	(9,570)	7,370
Realized (gains) losses on investments held by NDT	(4,868)	(4,502)	15,233
Impairment of goodwill and other intangible assets	-	-	221,769
(Gain) on sale of PNM Gas	-	(98,425)	-
(Gain) on reacquired debt	-	(7,317)	-
Stock based compensation expense	2,894	2,188	3,261
Regulatory disallowances	-	27,542	30,248
Settlement of legal proceeding	-	31,969	-
Other, net	(1,719)	(7,096)	(7,678)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(11,398)	(48,809)	(24,793)
Materials, supplies, and fuel stock	(1,848)	(1,083)	(9,921)
Other current assets	(42,841)	47,559	(34,399)
Other assets	8,559	725	(28,300)
Accounts payable	(15,462)	(70,540)	2,516
Accrued interest and taxes	34,163	(94,996)	(16,051)
Other current liabilities	(35,974)	(20,980)	3,314
Other liabilities	(36,750)	(14,195)	13,798

Net cash flows from operating activities	287,352	87,706	88,625

Cash Flows From Investing Activities:
Utility plant additions	(281,488)	(288,031)	(344,951)
Proceeds from sales of investments held by NDT	79,853	124,054	180,296
Purchases of investments held by NDT	(85,847)	(129,833)	(185,439)
Proceeds from sale of PNM Gas	-	652,933	-
Transaction costs for sale of PNM Gas	-	(11,162)	-
Return of principal on PVNGS lessor notes	29,851	27,068	22,506
Investments in Optim Energy	(20,279)	-	-
Other, net	2,004	4,697	6,873

Net cash flows from investing activities	(275,906)	379,726	(320,715)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	24,000	(546,667)	78,767
Long-term borrowings	403,845	345,242	452,750
Repayment of long-term debt	(405,970)	(352,084)	(450,826)
Issuance of common stock	-	1,245	250,955
Proceeds from stock option exercise	1,247	-	86
Purchases to satisfy awards of common stock	(2,986)	(951)	(1,371)
Excess tax (shortfall) from stock-based payment arrangements	(580)	(760)	(560)
Payments received on PVNGS firm-sales contracts	30,476	30,737	88,509
Dividends paid	(46,254)	(46,229)	(58,026)
Equity transactions with Valencia’s owner	(17,745)	(13,639)	-
Proceeds from transmission interconnection arrangements	8,515	-	-
Debt issuance costs and other	(5,231)	(10,329)	(5,341)

Net cash flows from financing activities	(10,683)	(593,435)	354,943

Change in Cash and Cash Equivalents	763	(126,003)	122,853
Cash and Cash Equivalents at Beginning of Year	14,641	140,644	17,791

Cash and Cash Equivalents at End of Year	$15,404	$14,641	$140,644

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$119,676	$118,798	$144,944

Income taxes paid (refunded), net	$(99,318)	$118,160	$(2,751)

Supplemental schedule of noncash investing and financing activities:

Activities related to consolidation of Valencia:
Initial consolidation at May 30, 2008:
Utility plant additions			$87,310
Increase in short-term borrowings			82,468
Non-controlling interest transactions as of July 10, 2008:
Reduction in short-term borrowings			88,059
Increase in non-controlling interest in Valencia			90,148

Convertible preferred stock issued under forward purchase contract upon tender of senior unsecured notes			$100,000

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNMR					Non-
	Preferred	PNMR Common Stockholders’ Equity				controlling
	Stock,	Common		Retained		Interest	Total
	Series A	Stock	AOCI	Earnings	Total	in Valencia	Equity
	(In thousands)

Balance at December 31, 2007	$-	$1,042,974	$11,208	$638,229	$1,692,411	$-	$1,692,411
Adoption of amendment to GAAP regarding fair value measurements	-	-	-	10,422	10,422	-	10,422
Proceeds from stock option exercise	-	86	-	-	86	-	86
Purchases to satisfy awards of common stock	-	(1,371)	-	-	(1,371)	-	(1,371)
Excess tax (shortfall) from stock-based payment arrangements	-	(560)	-	-	(560)	-	(560)
Stock based compensation expense	-	3,261	-	-	3,261	-	3,261
Stock issuances	100,000	250,955	-	-	250,955	-	350,955
Stock issuance costs	-	(7,177)			(7,177)		(7,177)
Valencia’s transactions with its owner	-	-	-	-	-	91,327	91,327
Net earnings (loss) excluding subsidiary preferred stock dividends	-	-	-	(270,116)	(270,116)	7,179	(262,937)
Subsidiary preferred stock dividends	-	-	-	(528)	(528)	-	(528)
Total other comprehensive income	-	-	19,740	-	19,740	-	19,740
Dividends declared on common stock	-	-	-	(50,717)	(50,717)	-	(50,717)

Balance at December 31, 2008	100,000	1,288,168	30,948	327,290	1,646,406	98,506	1,844,912
Purchases to satisfy awards of common stock	-	(951)	-	-	(951)	-	(951)
Excess tax (shortfall) from stock-based payment arrangements	-	(760)	-	-	(760)	-	(760)
Stock based compensation expense	-	2,188	-	-	2,188	-	2,188
Stock issuances	-	1,245	-	-	1,245	-	1,245
Valencia’s transactions with its owner	-	-	-	-	-	(21,037)	(21,037)
Net earnings excluding subsidiary preferred stock dividends	-	-	-	124,844	124,844	11,890	136,734
Subsidiary preferred stock dividends	-	-	-	(528)	(528)	-	(528)
Total other comprehensive income (loss)	-	-	(77,005)	-	(77,005)	-	(77,005)
Dividends declared on common stock	-	-	-	(45,722)	(45,722)	-	(45,722)

Balance at December 31, 2009	100,000	1,289,890	(46,057)	405,884	1,649,717	89,359	1,839,076
Proceeds from stock option exercise	-	1,247	-	-	1,247	-	1,247
Purchases to satisfy awards of common stock	-	(2,986)	-	-	(2,986)	-	(2,986)
Excess tax (shortfall) from stock-based payment arrangements	-	(580)	-	-	(580)	-	(580)
Stock based compensation expense	-	2,894	-	-	2,894	-	2,894
Valencia’s transactions with its owner	-	-	-	-	-	(17,745)	(17,745)
Net earnings (loss) excluding subsidiary preferred stock dividends	-	-	-	(44,687)	(44,687)	13,563	(31,124)
Subsidiary preferred stock dividends	-	-	-	(528)	(528)	-	(528)
Total other comprehensive income (loss)	-	-	(22,609)	-	(22,609)	-	(22,609)
Dividends declared on common stock	-	-	-	(45,726)	(45,726)	-	(45,726)

Balance at December 31, 2010	$100,000	$1,290,465	$(68,666)	$314,943	$1,536,742	$85,177	$1,721,919

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net Earnings (Loss)	$(31,124)	$136,734	$(262,937)

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $(6,643), $(7,462), and $1,949	10,136	11,386	(2,974)
Reclassification adjustment for (gains) included in net earnings (loss), net of income tax expense of $3,070, $1,538, and $5,433	(4,684)	(2,348)	(8,290)

Pension liability adjustment, net of income tax (expense) benefit of $5,114, $43,542, and $2,642	(7,813)	(66,448)	(4,204)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $(4,839), $(7,471), and $(26,184)	7,065	9,473	40,376
Reclassification adjustment for (gains) included in net earnings (loss), net of income tax expense of $18,120, $20,421, and $2,893	(27,313)	(29,068)	(5,168)

Total Other Comprehensive Income (Loss)	(22,609)	(77,005)	19,740

Comprehensive Income (Loss)	(53,733)	59,729	(243,197)

Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(13,563)	(11,890)	(7,179)

Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)

Comprehensive Income (Loss) Attributable to PNMR	$(67,824)	$47,311	$(250,904)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Electric Operating Revenues	$1,017,128	$968,009	$1,242,942

Operating Expenses:
Cost of energy sold	352,270	378,145	698,054
Administrative and general	153,585	135,027	120,712
Energy production costs	195,917	190,634	203,419
Impairment of goodwill	-	-	51,143
Regulatory disallowances	-	26,872	30,248
Depreciation and amortization	92,281	92,140	85,724
Transmission and distribution costs	43,059	41,022	37,616
Taxes other than income taxes	31,894	26,918	22,543

Total operating expenses	869,006	890,758	1,249,459

Operating income (loss)	148,122	77,251	(6,517)

Other Income and Deductions:
Interest income	18,854	30,543	24,674
Gains (losses) on investments held by NDT	4,868	4,502	(15,233)
Other income	12,794	6,002	2,477
Other deductions	(4,950)	(3,613)	(4,857)

Net other income (deductions)	31,566	37,434	7,061

Interest Charges	72,400	69,058	69,868

Earnings (Loss) before Income Taxes	107,288	45,627	(69,324)

Income Taxes (Benefit)	36,427	13,726	(10,029)

Earnings (Loss) from Continuing Operations	70,861	31,901	(59,295)

Earnings from Discontinued Operations, net of Income Taxes of $0, $36,687, and $22,957	-	70,801	34,628

Net Earnings (Loss)	70,861	102,702	(24,667)

(Earnings) Attributable to Valencia Non-controlling Interest	(13,563)	(11,890)	(7,179)

Net Earnings (Loss) Attributable to PNM	57,298	90,812	(31,846)

Preferred Stock Dividends Requirements	(528)	(528)	(528)

Net Earnings (Loss) Available for PNM Common Stock	$56,770	$90,284	$(32,374)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$10,336	$1,373
Accounts receivable, net of allowance for uncollectible accounts of $1,483 and $1,483	58,785	70,515
Unbilled revenues	39,053	38,067
Other receivables	56,951	74,120
Affiliate receivables	8,605	33
Materials, supplies, and fuel stock	49,454	47,789
Regulatory assets	35,835	7,476
Commodity derivative instruments	1,443	24,498
Income taxes receivable	76,941	59,299
Other current assets	46,635	40,199

Total current assets	384,038	363,369

Other Property and Investments:
Investment in PVNGS lessor notes	103,871	137,511
Investments held by NDT	156,922	137,032
Other investments	5,068	7,473
Non-utility property	976	976

Total other property and investments	266,837	282,992

Utility Plant:
Plant in service and plant held for future use	3,818,722	3,677,974
Less accumulated depreciation and amortization	1,259,957	1,260,903

	2,558,765	2,417,071
Construction work in progress	115,628	159,793
Nuclear fuel, net of accumulated amortization of $26,247 and $19,456	72,901	69,337

Net utility plant	2,747,294	2,646,201

Deferred Charges and Other Assets:
Regulatory assets	357,944	375,131
Goodwill	51,632	51,632
Other deferred charges	67,828	55,841

Total deferred charges and other assets	477,404	482,604

	$3,875,573	$3,775,166

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$190,000	$118,000
Accounts payable	51,931	57,473
Affiliate payables	8,528	13,481
Accrued interest and taxes	25,773	24,124
Regulatory liabilities	724	908
Commodity derivative instruments	3,110	1,509
Dividends declared	39,254	-
Current portion of accumulated deferred income taxes	9,783	-
Other current liabilities	65,858	126,273

Total current liabilities	394,961	341,768

Long-term Debt	1,055,748	1,055,733

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	446,657	364,498
Accumulated deferred investment tax credits	18,089	20,518
Regulatory liabilities	299,763	316,215
Asset retirement obligations	75,888	70,099
Accrued pension liability and postretirement benefit cost	253,948	265,791
Commodity derivative instruments	2,009	556
Other deferred credits	108,455	90,425

Total deferred credits and liabilities	1,204,809	1,128,102

Total liabilities	2,655,518	2,525,603

Commitments and Contingencies (See Note 16)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized: issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNM common stockholder’s equity:
Common stock outstanding (no par value, 40,000,000 shares authorized: issued and outstanding 39,117,799 shares)	1,018,776	1,018,776
Accumulated other comprehensive income (loss), net of income tax	(66,786)	(51,807)
Retained earnings	171,359	181,706

Total PNM common stockholder’s equity	1,123,349	1,148,675
Non-controlling interest in Valencia	85,177	89,359

Total equity	1,208,526	1,238,034

	$3,875,573	$3,775,166

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$70,861	$102,702	$(24,667)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	117,619	108,505	101,458
PVNGS firm-sales contracts revenue	(58,289)	(56,887)	(34,546)
Deferred income tax expense (benefit)	113,680	4,648	(7,856)
Net unrealized (gains) losses on derivatives	5,693	(4,487)	6,629
Realized (gains) losses on investments held by NDT	(4,868)	(4,502)	15,233
(Gain) on sale of PNM Gas	-	(98,425)	-
Regulatory disallowances	-	26,872	30,248
Settlement of legal proceeding	-	31,969	-
Impairment of goodwill	-	-	51,143
Other, net	882	383	3,016
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	8,145	(19,815)	16,620
Materials, supplies, and fuel stock	(1,665)	(385)	(9,319)
Other current assets	(24,434)	17,679	(21,359)
Other assets	21,569	10,821	20,572
Accounts payable	(5,542)	(40,932)	(3,466)
Accrued interest and taxes	(15,992)	(88,182)	24,643
Other current liabilities	(27,914)	(12,915)	4,957
Other liabilities	(50,617)	(16,357)	(5,732)

Net cash flows from operating activities	149,128	(39,308)	167,574

Cash Flows From Investing Activities:
Utility plant additions	(226,766)	(256,769)	(277,087)
Proceeds from sales of NDT investments	79,853	124,054	180,296
Purchases of NDT investments	(85,847)	(129,833)	(185,439)
Proceeds from sale of PNM Gas	-	652,933	-
Transaction costs for sale of PNM Gas	-	(11,162)	-
Return of principal on PVNGS lessor notes	29,851	30,871	26,077
Other, net	2,319	2,400	8,748

Net cash flows from investing activities	(200,590)	412,494	(247,405)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	72,000	(222,000)	24,591
Long-term borrowings	403,845	36,000	350,000
Repayment of long-term debt	(403,845)	(36,000)	(300,000)
Payments received on PVNGS firm-sales contracts	30,476	30,737	88,509
Equity contribution from parent	-	86,253	-
Equity transactions with Valencia’s owner	(17,745)	(13,639)	-
Dividends paid	(28,524)	(300,276)	(40,528)
Proceeds from transmission interconnection arrangements	8,515	-	-
Other, net	(4,297)	491	(451)

Net cash flows from financing activities	60,425	(418,434)	122,121

Change in Cash and Cash Equivalents	8,963	(45,248)	42,290
Cash and Cash Equivalents at Beginning of Year	1,373	46,621	4,331

Cash and Cash Equivalents at End of Year	$10,336	$1,373	$46,621

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$72,392	$68,486	$80,144

Income taxes paid (refunded), net	$(59,298)	$126,528	$2,050

Supplemental schedule of noncash investing and financing activities:
Activities related to consolidation of Valencia:
Initial consolidation at May 30, 2008:
Utility plant additions			$87,310
Increase in short-term borrowings			82,468
Non-controlling interest transactions as of July 10, 2008:
Reduction in short-term borrowings			88,059
Increase in non-controlling interest in Valencia			90,148

Utility plant purchased through assumption of long-term debt (see Note 17)		$31,982

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNM
	Common		Retained	Total PNM Common Stockholder’s	Non- controlling Interest	Total
	Stock	AOCI	Earnings	Equity	in Valencia	Equity
	(In thousands)

Balance at December 31, 2007	$932,523	$7,580	$453,122	$1,393,225	$-	$1,393,225
Adoption of amendment to GAAP regarding fair value measurements	-	-	10,422	10,422	-	10,422
Transactions with Valencia’s owner	-	-	-	-	91,327	91,327
Net earnings (loss)	-	-	(31,846)	(31,846)	7,179	(24,667)
Total other comprehensive income	-	10,166	-	10,166	-	10,166
Dividends declared on preferred stock	-	-	(528)	(528)	-	(528)
Dividends declared on common stock	-	-	(40,000)	(40,000)	-	(40,000)

Balance at December 31, 2008	932,523	17,746	391,170	1,341,439	98,506	1,439,945
Transactions with Valencia’s owner	-	-	-	-	(21,037)	(21,037)
Net earnings	-	-	90,812	90,812	11,890	102,702
Total other comprehensive income (loss)	-	(69,553)	-	(69,553)	-	(69,553)
Equity contributions from parent	86,253	-	-	86,253	-	86,253
Dividends declared on preferred stock	-	-	(528)	(528)	-	(528)
Dividends declared on common stock	-	-	(299,748)	(299,748)	-	(299,748)

Balance at December 31, 2009	1,018,776	(51,807)	181,706	1,148,675	89,359	1,238,034
Transactions with Valencia’s owner	-	-	-	-	(17,745)	(17,745)
Net earnings	-	-	57,298	57,298	13,563	70,861
Total other comprehensive income (loss)	-	(14,979)	-	(14,979)	-	(14,979)
Dividends declared on preferred stock	-	-	(528)	(528)	-	(528)
Dividends declared on common stock	-	-	(67,117)	(67,117)	-	(67,117)

Balance at December 31, 2010	$1,018,776	$(66,786)	$171,359	$1,123,349	$85,177	$1,208,526

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net Earnings (Loss)	$70,861	$102,702	$(24,667)

Other Comprehensive Income (Loss):

Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) benefit of $(6,643), $(7,462), and $1,949	10,136	11,386	(2,974)
Reclassification adjustment for (gains) included in net earnings (loss), net of income tax expense of $3,070, $1,538, and $5,433	(4,684)	(2,348)	(8,290)

Pension liability adjustment, net of income tax (expense) benefit of $5,071, $43,510, and $2,123	(7,738)	(66,391)	(3,239)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $(3,406), $(6,634), and $(16,415)	5,198	10,123	25,048
Reclassification adjustment for (gains) included in net earnings (loss), net of income tax expense of $11,725, $14,629, and $248	(17,891)	(22,323)	(379)

Total Other Comprehensive Income (Loss)	(14,979)	(69,553)	10,166

Comprehensive Income (Loss)	55,882	33,149	(14,501)

Comprehensive Income Attributable to Valencia Non-controlling Interest	(13,563)	(11,890)	(7,179)

Comprehensive Income (Loss) Attributable to PNM	$42,319	$21,259	$(21,680)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Electric Operating Revenues
Non-affiliates	$173,504	$151,294	$135,068
Affiliate	39,084	41,338	55,214

Total electric operating revenues	212,588	192,632	190,282

Operating Expenses:
Cost of energy sold	37,064	34,728	32,671
Administrative and general	37,070	33,464	27,354
Impairment of goodwill	-	-	34,456
Regulatory disallowances	-	670	-
Depreciation and amortization	41,726	37,262	38,695
Transmission and distribution costs	20,357	22,285	21,069
Taxes, other than income taxes	19,960	19,121	18,587

Total operating expenses	156,177	147,530	172,832

Operating income	56,411	45,102	17,450

Other Income and Deductions:
Interest income	1	9	63
Other income	1,275	2,622	3,333
Other deductions	(504)	238	(171)

Net other income (deductions)	772	2,869	3,225

Interest Charges	31,157	27,820	18,340

Earnings Before Income Taxes	26,026	20,151	2,335

Income Taxes	10,044	7,985	11,128

Net Earnings (Loss)	$15,982	$12,166	$(8,793)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$138
Accounts receivable	12,742	11,773
Unbilled revenues	5,734	7,239
Other receivables	1,677	579
Affiliate receivables	3,956	5,151
Materials and supplies	2,787	2,591
Regulatory assets	457	-
Income taxes receivable	-	10,762
Current portion of accumulated deferred income taxes	1,876	-
Other current assets	618	1,062

Total current assets	29,848	39,295

Other Property and Investments:
Other investments	282	270
Non-utility property	2,244	2,111

Total other property and investments	2,526	2,381

Utility Plant:
Plant in service and plant held for future use	885,325	864,260
Less accumulated depreciation and amortization	302,333	292,608

	582,992	571,652
Construction work in progress	12,375	9,832

Net utility plant	595,367	581,484

Deferred Charges and Other Assets:
Regulatory assets	144,522	149,005
Goodwill	226,665	226,665
Other deferred charges	12,029	10,225

Total deferred charges and other assets	383,216	385,895

	$1,010,957	$1,009,055

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$1,200	$23,500
Accounts payable	5,537	6,243
Affiliate payables	1,015	2,281
Accrued interest and taxes	23,185	16,505
Other current liabilities	3,292	2,194

Total current liabilities	34,229	50,723

Long-term Debt	310,337	309,712

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	142,121	136,944
Regulatory liabilities	42,702	34,109
Asset retirement obligations	648	772
Accrued pension liability and postretirement benefit cost	16,224	16,132
Other deferred credits	11,413	8,872

Total deferred credits and other liabilities	213,108	196,829

Total liabilities	557,674	557,264

Commitments and Contingencies (See Note 16)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized: issued and outstanding 6,358 shares)	64	64
Paid-in-capital	430,108	443,187
Accumulated other comprehensive income (loss), net of income tax	(1,485)	(74)
Retained earnings	24,596	8,614

Total common stockholder’s equity	453,283	451,791

	$1,010,957	$1,009,055

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$15,982	$12,166	$(8,793)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	45,703	42,589	42,418
Regulatory disallowances	-	670	-
Impairment of goodwill	-	-	34,456
Deferred income tax expense (benefit)	4,962	31,855	(7,714)
Other, net	23	517	(2,581)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	536	(1,134)	(4,697)
Materials and supplies	(195)	(966)	(200)
Other current assets	(3,011)	(712)	306
Other assets	(2,937)	(3,467)	(33,434)
Accounts payable	(706)	(5,604)	6,181
Accrued interest and taxes	17,442	(29,254)	938
Other current liabilities	(24)	2,147	1
Other liabilities	(581)	(2,603)	14,714

Net cash flows from operating activities	77,194	46,204	41,595

Cash Flows From Investing Activities:
Utility plant additions	(41,018)	(53,063)	(51,116)

Net cash flows from investing activities	(41,018)	(53,063)	(51,116)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	-	(150,000)	150,000
Short-term borrowings (repayments) – affiliate, net	(22,300)	34,606	10,696
Long-term borrowings	-	309,242	-
Repayment of long-term debt	-	(167,690)	(148,935)
Dividends paid	(13,079)	(9,339)	-
Debt issuance costs and other	(934)	(9,946)	(2,303)

Net cash flows from financing activities	(36,313)	6,873	9,458

Change in Cash and Cash Equivalents	(137)	14	(63)
Cash and Cash Equivalents at Beginning of Year	138	124	187

Cash and Cash Equivalents at End of Year	$1	$138	$124

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$27,696	$24,465	$17,246

Income taxes paid, (refunded) net	$(11,705)	$5,887	$16,613

Supplemental schedule of noncash investing and financing activities:
Equity contribution from parent through forgiveness of short-term debt		$25,206

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

	Common Stock	Paid-in Capital	AOCI	Retained Earnings (Deficit)	Total Common Stockholder’s Equity
			(In thousands)
Balance at December 31, 2007	$64	$427,320	$823	$5,241	$433,448
Net earnings (loss)	-	-	-	(8,793)	(8,793)
Total other comprehensive income (loss)	-	-	(965)	-	(965)

Balance at December 31, 2008	64	427,320	(142)	(3,552)	423,690
Equity contribution from parent	-	25,206	-	-	25,206
Net earnings	-	-	-	12,166	12,166
Total other comprehensive income	-	-	68	-	68
Dividends declared on common stock	-	(9,339)	-	-	(9,339)

Balance at December 31, 2009	64	443,187	(74)	8,614	451,791
Net earnings	-	-	-	15,982	15,982
Total other comprehensive income (loss)	-	-	(1,411)	-	(1,411)
Dividends declared on common stock	-	(13,079)	-	-	(13,079)

Balance at December 31, 2010	$64	$430,108	$(1,485)	$24,596	$453,283

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net Earnings (Loss)	$15,982	$12,166	$(8,793)

Other Comprehensive Income (Loss):

Pension liability adjustment, net of income tax (expense) benefit of $42, $32, and $520	(76)	(57)	(965)

Fair Value Adjustment for Designated Cash Flow Hedge:
Change in fair value, net of income tax (expense) benefit of $1,139, $182, and $0	(2,056)	(329)	-
Reclassification adjustment for losses included in net earnings (loss), net of income tax expense (benefit) of $(399), $(252), and $0	721	454	-

Total Other Comprehensive Income (Loss)	(1,411)	68	(965)

Comprehensive Income (Loss)	$14,571	$12,234	$(9,758)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(1)	Summary of the Business and Significant Accounting Policies

Nature of Business

PNMR is an investor-owned holding company of energy and energy-related businesses. PNMR’s primary subsidiaries are PNM, TNMP, and First Choice. PNM is a public utility with regulated operations primarily engaged in the generation, transmission, and distribution of electricity and, through January 29, 2009, the transmission, distribution, and sale of natural gas. As described in Note 2, PNM completed the sale of its natural gas operations on January 30, 2009. TNMP and First Choice are wholly owned subsidiaries of TNP, which is a holding company that is wholly owned by PNMR. TNMP provides regulated transmission and distribution services in Texas. First Choice is a competitive retail electric provider operating in Texas. PNMR owns 50% of Optim Energy, which is focused on unregulated electric operations, principally within the areas of Texas covered by ERCOT, including the development, operation, and ownership of diverse generation assets and wholesale marketing. See Note 22. PNMR’s common stock trades on the New York Stock Exchange under the symbol PNM.

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

Certain amounts in the 2009 and 2008 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2010 financial statement presentation. Prior to its sale, PNM Gas, a segment of PNM, was classified as held for sale and is shown as discontinued operations for all periods presented. See Note 2 and Note 23.

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

Principles of Consolidation

The Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNMR’s primary subsidiaries are PNM, TNMP, and First Choice. PNM consolidates the PVNGS Capital Trust and Valencia. PNM owns undivided interests in several jointly-owned power plants and records its pro-rata share of the assets, liabilities, and expenses for those plants.

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

December 31, 2010, 2009 and 2008

Accounting for the Effects of Certain Types of Regulation

The Company maintains its accounting records in accordance with the uniform system of accounts prescribed by FERC and adopted by the NMPRC and PUCT.

Certain of the Company’s operations are regulated by the NMPRC, PUCT, and FERC and the provisions of GAAP for rate-regulated enterprises are applied to its regulated operations. Regulators may assign costs to accounting periods that differ from accounting methods applied by non-regulated utilities. When it is probable that regulators will permit recovery of costs through future rates, costs are deferred as regulatory assets that otherwise would be expensed. Likewise, regulatory liabilities are recognized when it is probable that regulators will require refunds through future rates or when revenue is collected for expenditures that have not yet been incurred. Regulatory assets and liabilities are amortized into earnings over the authorized recovery period. Accordingly, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of FERC, the NMPRC, and the PUCT. Information on “regulatory assets” and “regulatory liabilities” is contained in Note 4.

Cash and Cash Equivalents

Investments in highly liquid investments with original maturities of three months or less at the date of purchase are considered cash equivalents.

Utility Plant

Utility plant is stated at cost, which includes capitalized payroll-related costs such as taxes, pension, and other fringe benefits, administrative costs and an allowance for funds used during construction where authorized by rate regulation.

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

Allowance for Funds Used During Construction

As provided by the FERC uniform systems of accounts, an allowance for funds used during construction is charged to regulated utility plant for construction projects. This allowance is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation. It represents the cost of borrowed funds (allowance for borrowed funds used during construction) and a return on other funds (allowance for equity funds used during construction).

In 2010, 2009, and 2008, PNM recorded $4.6 million, $8.0 million, and $7.9 million of allowance for funds used during construction on certain projects and TNMP recorded $0.2 million, $1.1 million, and $1.0 million.

Capitalized Interest

PNMR capitalizes interest on its construction projects and major computer software projects not subject to the computation of an allowance for funds used during construction. Interest was capitalized at the overall weighted average borrowing rate of 6.7% 6.9% and 6.5% for 2010, 2009, and 2008. PNMR’s capitalized interest was $0.8 million, $0.7 million, and $0.8 million in 2010, 2009, and 2008; PNM’s was $0.4 million, $0.2 million, and $0.5 million; and TNMP’s was zero in 2010 and 2009 and less than $0.1 million in 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Carrying Charges on Stranded Costs

TNMP’s estimate of allowable carrying charges on stranded costs that it may recover from its transmission and distribution customers is based on a Texas Supreme Court ruling and the PUCT’s application of that ruling.

Materials, Supplies, and Fuel Stock

Materials and supplies relate to transmission, distribution, and generating assets. Materials and supplies are charged to inventory when purchased and are expensed or capitalized as appropriate when issued. Materials and supplies are valued using an average costing method.

Coal is valued using a rolling weighted average costing method that is updated based on the current period cost per ton. Periodic aerial surveys are performed on the coal piles and adjustments are made. In addition to coal delivered and included in inventory, PNM prepays the SJGS coal supplier for coal mined but not yet delivered. At December 31, 2010 and 2009, prepayments for coal, which are included in other current assets on the Consolidated Balance Sheets of PNMR and PNM, amounted to $30.9 million and $32.1 million.

Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2010	2009	2010	2009	2010	2009
	(In thousands)

Coal	$17,115	$15,079	$17,115	$15,079	$-	$-
Materials and supplies	35,364	35,552	32,339	32,710	2,787	2,591

	$52,479	$50,631	$49,454	$47,789	$2,787	$2,591

Investments

In 1985 and 1986, PNM entered into eleven operating leases for interests in certain PVNGS generation facilities (see Note 7). The 10.3% and 10.15% lessor notes that were issued by the owners of the assets subject to these leases were subsequently purchased by and are now held by the PVNGS Capital Trust, which is consolidated by PNM. Eight leases continue and are classified as operating leases. The PVNGS Capital Trust intends to hold the lessor notes until such notes mature. Similarly, in 1985, PNM entered into two operating leases for the EIP transmission line for which the owners had issued lessor notes. In 2003, PNM acquired a 60% ownership interest in the EIP, collapsing the lease relating to it, and in 2004 purchased the outstanding lessor note relating to the remaining 40% interest. The remaining EIP lessor note bears interest at 10.25%, matures in 2012, and is carried on the Consolidated Balance Sheet in other investments at $4.6 million and $6.7 million as of December 31, 2010 and 2009. Both the PVNGS and EIP lessor notes are carried at amortized cost.

The Company’s other investments, including the NDT, are primarily comprised of international, United States, state, and municipal government obligations and corporate debt and equity securities. All investments are held in the Company’s name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions. At December 31, 2010 and 2009, substantially all of these investments were classified as available for sale. PNM holds investment securities in the NDT for the purpose of funding its share of the decommissioning costs of PVNGS. PNM evaluates these investment securities for impairment on an on-going basis. Since third party investment managers have sole discretion over the purchase and sales of the NDT securities, PNM records a realized loss as an impairment for any security that has a market value that is less than cost at the end of each quarter. For the years ended December 31, 2010, 2009 and 2008, PNM recorded impairment losses on securities held in the NDT of $5.0 million, $8.1 million, and $12.3 million. No gains or losses are deferred as regulatory assets or liabilities. Unrealized gains on these investments are included in other comprehensive income, net of any related tax effect.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Investment in Optim Energy

PNMR accounts for its investment in Optim Energy using the equity method of accounting because PNMR’s ownership interest results in significant influence, but not control, over Optim Energy and its operations. Through December 31, 2010, PNMR recorded its percentage share of earnings or loss of Optim Energy and carried its investment at cost, adjusted for its share of undistributed earnings or losses. The difference between PNMR’s book value of its investment in Optim Energy and its proportionate share of Optim Energy’s equity was being amortized into results of operations over the useful lives of the underlying assets and contractual periods of the liabilities that resulted in the difference. As described in Note 22, PNMR’s investment in Optim Energy was reduced to zero at December 31, 2010 due to the determination that the investment was fully impaired.

Goodwill and Other Intangible Assets

Under GAAP, the Company does not amortize goodwill. Certain intangible assets are amortized over their estimated useful lives. Goodwill and non-amortizable other intangible assets are evaluated for impairment annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Amortizable other intangible assets are amortized over the shorter of their economic or legal lives and are evaluated for impairment when events and circumstances indicate that the assets might be impaired. Impairments recorded in 2008 are discussed in Note 25.

Asset Impairment

Tangible long-lived assets are evaluated in relation to the future undiscounted cash flows to assess recoverability when events and circumstances indicate that the assets might be impaired.

Revenue Recognition

PNM, TNMP, and First Choice record operating revenues, as applicable, in the period of delivery, which includes estimated amounts for service rendered but unbilled at the end of each accounting period. The determination of the energy sales by PNM, TNMP, and First Choice to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading and the corresponding unbilled revenue are estimated. Unbilled electric revenue is estimated based on the daily generation volumes, estimated customer usage by class, weather factors, line losses, and applicable customer rates based on regression analyses reflecting historical trends and experience.

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

December 31, 2010, 2009 and 2008

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

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable consists primarily of trade receivables from customers, principally end users of electricity. In the normal course of business, credit is extended to customers on a short-term basis. The overall credit risk for customers is considered low. The Company calculates the allowance for uncollectible accounts based on historical experience and estimated default rates by customer class applied to corresponding accounts receivable balances net of customer deposit coverage. The accounts receivable balances are reviewed monthly and adjustments to the allowance for uncollectible accounts and bad debt expense are made as necessary. Amounts that are deemed uncollectible are written off.

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

	2010	2009	2008

PNM
Electric plant	2.24%	2.31%	2.35%
Common, intangible, and general plant	5.63%	4.29%	4.24%
TNMP	3.39%	3.44%	3.44%

Amortization of Debt Acquisition Costs

Discount, premium, and expense related to the issuance of long-term debt are amortized over the lives of the respective issues. Gains and losses incurred upon the early retirement of long-term debt are recognized in other income or deductions, except for amounts attributable to NMPRC or PUCT regulation, which are recorded as regulatory assets or liabilities and amortized over the lives of the respective issues.

Derivatives

The Company records derivative instruments in the balance sheet as either an asset or liability measured at their fair value. GAAP requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting or normal purchase or sale criteria are met. For qualifying hedges, a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. GAAP provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of AOCI and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the portion of the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings. See Note 8.

The Company treats all forward electric purchases and sales contracts subject to unplanned netting or book-out by the transmission provider as derivative instruments subject to mark-to-market accounting, unless the contract qualifies for the normal exception by meeting the definition of a capacity contract. Under this definition, the contract

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

cannot permit net settlement, the seller must have the resources to serve the contract and the buyer must be a load serving entity.

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

Decommissioning Costs

PNM owns and leases nuclear and fossil-fuel generating facilities. In accordance with GAAP, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Nuclear decommissioning costs and related accruals are based on site-specific estimates of the costs for removing all radioactive and other structures at PVNGS and are dependent upon numerous assumptions. PNM’s accruals for PVNGS Units 1, 2, and 3 have been made based on such estimates, the guidelines of the NRC, and the probability of a license extension. PVNGS Unit 3 is excluded from PNM’s retail rates while PVNGS Units 1 and 2 are included. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 and its fossil-fueled generation facilities in its rates and recognizes a corresponding expense and liability for these amounts. See Note 15.

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

Income Taxes

Income taxes are accounted for using the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Current NMPRC and PUCT approved rates include the tax effects of the majority of these differences. GAAP requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Because the NMPRC and the PUCT have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities. Items accorded flow-through treatment under rate

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

orders, deferred income taxes, and the future ratemaking effects of such taxes, as well as corresponding regulatory assets and liabilities, are recorded in the financial statements. The Company recognizes only the impact of tax positions that, based on their merits, are more likely than not to be sustained upon an IRS audit. See Note 11. The Company defers investment tax credits related to rate regulated assets and amortizes them over the estimated useful lives of those assets.

Excise Taxes

The Company pays certain fees or taxes which are either considered to be an excise tax or similar to an excise tax. Substantially all of these taxes are recorded on a net basis in the Consolidated Statements of Earnings.

(2)	Acquisitions and Dispositions

PNM Gas Sale

On January 12, 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprised the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620.0 million in cash, subject to adjustment based on the actual level of working capital at closing. PNM received an additional $32.9 million related to working capital true-ups. In a separate transaction conditioned upon the sale of the natural gas operations, PNMR proposed to acquire CRHC, Continental’s regulated Texas electric transmission and distribution business, for $202.5 million in cash. On July 22, 2008, PNMR and Continental agreed to terminate the agreement for the acquisition of CRHC. Under the termination agreement, Continental agreed to pay PNMR $15.0 million upon the closing of the PNM Gas transaction. PNM completed the sale of PNM Gas on January 30, 2009 and recognized a gain of $65.3 million, after income taxes of $33.1 million, that is included in discontinued operations on the Consolidated Statements of Earnings (Loss). This gain reflects the reduction for the increase in the PBO of the PNM pension plan related to the retirement of employees transferred to NMGC. See Note 12. In 2009, PNMR recognized an additional pre-tax gain of $15.0 million ($9.1 million after income taxes) due to the CRHC termination payment, which is included in other income on the Consolidated Statements of Earnings (Loss). In connection with the sale, PNM retained obligations under the frozen PNM pension and executive retirement plans for employees transferred to NMGC. PNM had a regulatory asset related to these plans, which was removed from regulatory assets on the date of the sale and transferred to AOCI. The after-tax charge to AOCI was $64.8 million. PNM also retained obligations for certain contingent liabilities that existed at the date of sale. PNM recognized $5.4 million in expense related to these liabilities in 2009, which is included in discontinued operations on the Consolidated Statements of Earnings (Loss).

PNM used proceeds from the sale to retire short-term debt and paid a dividend of $220.0 million to PNMR. The remaining funds were used to pay income taxes on the gain from the sale. PNMR used the dividend from PNM and the $15.0 million from Continental to retire debt. There were no material prior relationships between the PNMR and Continental parties other than in respect of the transactions described herein. PNM and PNMR Services Company provided certain corporate administrative and customer service support at cost to NMGC under a transition services agreement. The agreement term began January 30, 2009 and terminated in July 2009 with the exception of shared meter reading services, which continued through January 30, 2011. See Note 23 for financial information concerning PNM Gas, which is classified as discontinued operations in the accompanying financial statements.

Other

On June 29, 2007, a wholly-owned subsidiary of PNMR purchased 100% of a trust that owns a 2.27% undivided interest, representing 29.8 MW, in PVNGS Unit 2 and a 0.76% undivided interest in certain PVNGS common facilities, as well as a lease under which such facilities are leased to PNM. The beneficial interest in the trust was purchased for $44.0 million in cash and the assumption of $41.2 million in long-term debt payable to PVNGS Capital Trust. This long-term debt offsets a portion of the investment in PVNGS lessor notes and was eliminated in PNMR’s consolidated financial statements. The funds for the purchase were provided by PNMR. The lease remained in effect and the transaction had no impact on PNM’s consolidated financial statements. As described in Note 17, the Resource Stipulation allowed the Unit 2 interest to be transferred to PNM and the

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

acquisition costs to be recovered in PNM’s rates beginning with the 2008 Electric Rate Case. In July 2009, PNM purchased the trust from the other PNMR subsidiary for $39.1 million in cash. The purchase price was equal to the book value of the underlying assets less deferred taxes and miscellaneous accruals. The other PNMR subsidiary paid a dividend of that same amount to PNMR. PNMR then made an equity contribution of that amount to PNM. The trust had $32.0 million of debt owing to the PVNGS Capital Trust, which is consolidated by PNM. The transfer had no impact on the financial statements of PNMR. The impacts on the financial statements of PNM were to increase net plant in service by $73.7 million, increase common stock by $39.1 million, reduce investment in the PVNGS lessor notes by $32.0 million, reflecting the elimination of the debt owed by the trust to the PVNGS Capital Trust, and increase deferred income taxes and other accruals by $2.6 million.

(3)	Segment Information

The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities. A reconciliation of the segment presentation to the GAAP financial statements is provided.

PNM Electric

PNM Electric includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM Electric provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico as well as the sale of transmission to third parties. PNM Electric also includes the generation and sale of electricity into the wholesale market. This includes the asset optimization of PNM’s jurisdictional assets as well as the capacity excluded from retail rates. FERC has jurisdiction over wholesale rates.

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

Optim Energy

Optim Energy is considered a separate segment for PNMR. PNMR’s investment in Optim Energy is held in the Corporate and Other segment and is accounted for using the equity method of accounting. Optim Energy’s revenues and expenses are not included in PNMR’s consolidated revenues and expenses or the following tables. See Note 22.

Corporate and Other

PNMR Services Company is included in the Corporate and Other segment.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The following tables present summarized financial information for PNMR by segment. Excluding PNM Gas, which is presented as discontinued operations, PNM has only one segment. TNMP operates in only one segment. Therefore, tabular segment information is not presented for PNM and TNMP. Explanations for footnotes follow the tables.

PNMR SEGMENT INFORMATION

2010	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
			(In thousands)

Operating revenues	$1,017,128	$173,504	$483,203	$(318)	$1,673,517
Intersegment revenues	-	39,084	-	(39,084)	-

Total revenues	1,017,128	212,588	483,203	(39,402)	1,673,517
Cost of energy	352,270	37,064	350,476	(39,083)	700,727

Gross margin	664,858	175,524	132,727	(319)	972,790
Other operating expenses	424,455	77,387	92,077	(12,285)	581,634
Depreciation and amortization	92,281	41,726	864	16,833	151,704

Operating income (loss)	148,122	56,411	39,786	(4,867)	239,452

Interest income	18,854	1	18	23	18,896
Optim Energy loss and impairment	-	-	-	(203,399)	(203,399)
Other income (deductions)	12,712	771	(411)	(6,027)	7,045
Net interest charges	(72,400)	(31,157)	(1,268)	(20,548)	(125,373)

Earnings (loss) before income taxes	107,288	26,026	38,125	(234,818)	(63,379)

Income taxes (benefit)	36,427	10,044	14,064	(92,790)	(32,255)

Earnings (loss) from continuing operations	70,861	15,982	24,061	(142,028)	(31,124)
Valencia non-controlling interest	(13,563)	-	-	-	(13,563)
Subsidiary preferred stock dividends	(528)	-	-	-	(528)

Segment earnings (loss) from continuing operations attributable to PNMR	$56,770	$15,982	$24,061	$(142,028)	$(45,215)

Gross property additions	$226,766	$41,018	$3,046	$10,658	$281,488
At December 31, 2010:
Total Assets	$3,875,573	$1,010,957	$218,411	$120,142	$5,225,083
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

2009	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
			(In thousands)

Operating revenues	$967,998	$151,294	$528,818	$(366)	$1,647,744
Intersegment revenues	11	41,338	-	(41,349)	-

Total revenues	968,009	192,632	528,818	(41,715)	1,647,744
Cost of energy	378,145	34,728	346,454	(41,338)	717,989

Gross margin	589,864	157,904	182,364	(377)	929,755
Other operating expenses	420,473	75,540	107,354	(13,503)	589,864
Depreciation and amortization	92,140	37,262	1,809	16,738	147,949

Operating income (loss)	77,251	45,102	73,201	(3,612)	191,942

Interest income	30,543	9	56	(2,219)	28,389
Equity in net earnings (loss) of Optim Energy	-	-	-	(30,145)	(30,145)
Other income (deductions)	6,891	2,860	(438)	17,457	26,770
Net interest charges	(69,058)	(27,820)	(2,782)	(22,545)	(122,205)

Earnings (loss) before income taxes	45,627	20,151	70,037	(41,064)	94,751

Income taxes (benefit)	13,726	7,985	25,622	(18,515)	28,818

Earnings (loss) from continuing operations	31,901	12,166	44,415	(22,549)	65,933
Valencia non-controlling interest	(11,890)	-	-	-	(11,890)
Subsidiary preferred stock dividends	(528)	-	-	-	(528)

Segment earnings (loss) from continuing operations attributable to PNMR	$19,483	$12,166	$44,415	$(22,549)	$53,515

Gross property additions (1) (2)	$253,335	$53,063	$863	$16,462	$284,597
At December 31, 2009:
Total Assets	$3,775,166	$1,009,055	$197,062	$378,638	$5,359,921
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

2008	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
			(In thousands)

Operating revenues	$1,242,837	$135,068	$582,224	$(607)	$1,959,522
Intersegment revenues	105	55,214	-	(55,319)	-

Total revenues	1,242,942	190,282	582,224	(55,926)	1,959,522
Cost of energy	698,054	32,671	564,326	(55,197)	1,239,854

Gross margin	544,888	157,611	17,898	(729)	719,668
Other operating expenses	465,681	101,466	238,386	(413)	805,120
Depreciation and amortization	85,724	38,695	2,360	17,583	144,362

Operating income (loss)	(6,517)	17,450	(222,848)	(17,899)	(229,814)

Interest income	24,674	63	1,587	(2,228)	24,096
Equity in net earnings (loss) of Optim Energy	-	-	-	(29,687)	(29,687)
Other income (deductions)	(17,613)	3,162	112	(5,682)	(20,021)
Net interest charges	(69,868)	(18,340)	(3,985)	(40,762)	(132,955)

Earnings (loss) before income taxes	(69,324)	2,335	(225,134)	(96,258)	(388,381)

Income taxes (benefit)	(10,029)	11,128	(47,561)	(44,354)	(90,816)

Earnings (loss) from continuing operations	(59,295)	(8,793)	(177,573)	(51,904)	(297,565)
Valencia non-controlling interest	(7,179)	-	-	-	(7,179)
Subsidiary preferred stock dividends	(528)	-	-	-	(528)

Segment earnings (loss) from continuing operations attributable to PNMR	$(67,002)	$(8,793)	$(177,573)	$(51,904)	$(305,272)

Gross property additions (1)	$240,262	$51,116	$3,872	$12,876	$308,126
At December 31, 2008:
Total Assets (3)	$3,758,834	$971,998	$253,048	$494,201	$5,478,081
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

Footnote explanations for the above tables are as follows:

(1)	Excludes gross property additions related to PNM Gas discontinued operations of $3,434 and $36,825 for 2009 and 2008.
(2)	Includes PNM’s purchase of an interest in PVNGS Unit 2 from another subsidiary of PNMR of $39,126.
(3)	Excludes total assets related to PNM Gas discontinued operations of $669,901 at December 31, 2008.

Major Customers

No individual customers accounted for more than 10% of the operating revenues of PNMR or PNM. First Choice is a customer of TNMP and accounted for 18% of its operating revenues from continuing operations in 2010, 21% in 2009, and 29% in 2008. One unaffiliated customer of TNMP accounted for 19% of its operating revenues from continuing operations in 2010, 20% in 2009, and 22% in 2008. Another unaffiliated customer of TNMP accounted for 13% of its operating revenues from continuing operations in 2010 and 2009 and less than 10% in 2008.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(4)	Regulatory Assets and Liabilities

Certain of the Company’s operations are regulated by the NMPRC, PUCT, and FERC and the provisions of GAAP for rate-regulated enterprises are applied to its regulated operations. Regulatory assets represent probable future recovery of previously incurred costs, which will be collected from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets are presented below. On January 30, 2009, PNM completed the sale of its gas operations. Upon the sale, the regulatory asset of $107.3 million for pension obligations not transferred to NMGC was removed from regulatory assets and charged, net of income taxes, to AOCI.

PNMR

	December 31,
	2010	2009
Assets:	(In thousands)
Current:
Fuel and purchased power adjustment clause	$35,835	$7,195
Other	457	281

	36,292	7,476

Non-Current:
Coal mine reclamation costs	57,906	63,826
Deferred income taxes	60,029	57,159
Financing costs	24,743	26,449
Pension and OPEB	229,233	237,580
Loss on reacquired debt	9,829	6,569
Stranded costs	95,105	103,616
Hurricane recovery costs	13,683	17,707
Other	11,939	11,230

	502,467	524,136

Total regulatory assets	$538,759	$531,612

Liabilities:
Current – Other	$(724)	$(908)

Non-Current:
Cost of removal	(273,424)	(269,864)
Deferred income taxes	(19,057)	(14,220)
Asset retirement obligation	(40,369)	(40,703)
SO2 credits	(4,628)	(19,312)
Pension and OPEB	(2,724)	(2,120)
Other	(2,263)	(4,105)

	(342,465)	(350,324)

Total regulatory liabilities	$(343,189)	$(351,232)

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

PNM

	December 31,
	2010	2009
Assets:	(In thousands)
Current:
Fuel and purchased power adjustment clause	$35,835	$7,195
Other	-	281

	35,835	7,476

Non-Current:
Coal mine reclamation costs	57,906	63,826
Deferred income taxes	48,226	52,166
Financing costs	24,743	26,449
Loss on reacquired debt	9,829	6,569
Pension and OPEB	208,620	219,731
Other	8,620	6,390

	357,944	375,131

Total regulatory assets	$393,779	$382,607

Liabilities:
Current – Other	$(724)	$(908)

Non-Current:
Cost of removal	(239,928)	(238,303)
Deferred income taxes	(12,575)	(14,220)
Asset retirement obligation	(40,369)	(40,703)
SO2 credits	(4,628)	(19,312)
Other	(2,263)	(3,677)

	(299,763)	(316,215)

Total regulatory liabilities	$(300,487)	$(317,123)

TNMP

	December 31,
	2010	2009
Assets:	(In thousands)
Current – Other	$457	$-

Non-Current:
Stranded costs	95,105	103,616
Deferred income taxes	11,803	4,993
Pension and OPEB	20,613	17,850
Hurricane recovery costs	13,683	17,707
Rate case expenses	2,600	3,893
Other	718	946

	144,522	149,005

Total regulatory assets	$144,979	$149,005

Liabilities:
Non-Current:
Cost of removal	$(33,496)	$(31,560)
Deferred income taxes	(6,482)	-
Pension and OPEB	(2,724)	(2,120)
Other	-	(429)

Total regulatory liabilities	$(42,702)	$(34,109)

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The Company’s regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding. The Company does not receive or pay a rate of return on the following regulatory assets and regulatory liabilities (and their remaining amortization periods): coal mine reclamation costs (through 2020); deferred income taxes (over the remaining life of the taxable item, up to the remaining life of utility plant); financing costs (over the life of the related debt); pension and OPEB costs (through 2033); asset retirement obligations (to be determined in a future regulatory proceeding); and SO2 credits (through April 2011).

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

Common Stock and Equity Contributions

See Note 6 for details related to PNMR’s issuance of common stock. PNM and TNMP did not issue any common stock during the three year period ended December 31, 2010.

PNMR made cash equity contributions to PNM of $86.3 million, including the transaction relating to the transfer of an interest in PVNGS Unit 2 as described in Note 2, in 2009. PNMR made an equity contribution to TNMP by forgiving intercompany borrowings of $25.2 million in 2009.

Dividends on Common Stock

The declaration of common dividends by PNMR is dependent upon a number of factors including the ability of PNMR’s subsidiaries to pay dividends. PNMR’s primary sources of dividends are its operating subsidiaries.

In 2010, PNM paid cash dividends to PNMR of $28.0 million. In addition, PNM declared a dividend of $39.1 million in December 2010 that was paid in January 2011. Following the sale of PNM Gas, PNM paid a dividend to PNMR of $220.0 million on February 5, 2009 and paid additional cash dividends of $79.7 million in 2009. PNM paid cash dividends of $40.0 million to PNMR in 2008. TNMP paid cash dividends to PNMR of $13.1 million in 2010 and $9.3 million in 2009. TNMP did not pay any cash dividends to PNMR in 2008.

Each of the PNMR Facility, the PNM Facility, and the TNMP Revolving Credit Facility contain covenants that require the maintenance of debt-to-capital ratios of less than or equal to 65%. For PNMR and PNM these ratios reflect the present value of payments under the PVNGS and EIP leases as debt. The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC provisions allow PNM to pay dividends from equity contributions previously made by PNMR and current earnings, determined on a rolling four quarter basis, without prior NMPRC approval. The Federal Power Act also imposes certain restrictions on dividends by public utilities. PNM also has other financial covenants that limit the transfer of assets, through dividends or other means, including a requirement to obtain approval of certain financial counterparties to transfer more than five percent of PNM’s assets. As of December 31, 2010, none of the numerical tests would restrict the payment of dividends from the retained earnings of PNMR, PNM, or TNMP. However, PNM would not be able to distribute amounts in excess of its retained earnings and TNMP would not be able to distribute amounts in excess of approximately $185 million without approval of regulators or financial counterparties. Other PNMR subsidiaries have no restricted net assets.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

In addition, the ability of PNMR to declare dividends is dependent upon the extent to which cash flows will support dividends, the availability of retained earnings, the financial circumstances and performance, the NMPRC’s and PUCT’s decisions in various regulatory cases currently pending and which may be docketed in the future, the effect of federal regulatory decisions, Congressional and legislative acts, and economic conditions in the United States. Conditions imposed by the NMPRC or PUCT, future growth plans and related capital requirements, and business considerations may also affect PNMR’s ability to pay dividends.

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

Impacts of Difficulties of Financial Institutions

Disruptions in the credit markets in 2008 and early 2009 had a significant adverse impact on a number of financial institutions, which resulted in certain institutions being restructured or formulating plans to be acquired by other financial institutions. This includes some financial institutions that are lenders under the PNMR Facility, PNM Facility, and Term Loan Agreement (which was terminated effective January 30, 2009) that are described below. Other than as described below, the flux in the banking industry has not impacted these credit agreements to date and the Company does not anticipate it will have a significant impact on TNMP’s 2009 Term Loan Agreement, the TNMP Revolving Credit Facility, the PNMR Facility, or the PNM Facility, in each case prior to their expirations.

LBB was a lender under the PNMR Facility and the PNM Facility. LBH, the parent of LBB, has filed for bankruptcy protection. Subsequent to the bankruptcy filing by LBH, LBB declined to fund a borrowing request under the PNMR Facility. A replacement bank has taken the place of LBB under the PNM Facility. In March 2010, the PNMR Facility was amended to remove LBB as a lender and reduce the total capacity under the PNMR Facility by $32.0 million. PNMR does not believe amending the PNMR Facility to remove LBB or the LBH bankruptcy will have a significant impact on the liquidity provided by the PNMR Facility.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

LBCS, another subsidiary of LBH, has also declared bankruptcy and was a counterparty to various energy transactions with First Choice and Optim Energy. First Choice had no receivables from LBCS, but as a result of the bankruptcy, First Choice terminated its contract effective September 24, 2008 and recognized a $3.9 million loss as settled purchase power contracts. These power supply contracts were replaced with other counterparties, which partially offset the $3.9 million loss. Optim Energy had a receivable from LBCS, which was written off in 2008. PNMR’s equity share of the write off was $0.6 million. The bankruptcy of LBCS is not expected to have a significant impact on future operations of the Company.

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

On May 5, 2008, PNM entered into a $300.0 million unsecured delayed draw term loan facility (the “Term Loan Agreement”), which allowed PNM to borrow up to $300.0 million. This amount was reduced to $150.0 million on May 13, 2008 when PNM completed the offering of $350.0 million aggregate principal amount of senior unsecured notes. Upon the closing of the sale of PNM Gas described in Note 2, the Term Loan Agreement terminated. No borrowings were made under the Term Loan Agreement.

On May 8, 2008, PNM entered into a $100.0 million unsecured letter of credit facility pursuant to a reimbursement agreement (as amended, the “Reimbursement Agreement”), which allowed PNM to obtain standby letters of credit up to the aggregate amount of $100.0 million at any time prior to April 30, 2009. Upon the sale of PNM Gas on January 30, 2009, PNM voluntarily requested the termination of the Reimbursement Agreement. No letters of credit were issued under this arrangement.

On May 13, 2008, PNM issued $350.0 million aggregate principal amount of senior unsecured notes. The notes pay interest semi-annually at a rate of 7.95% per year and mature on May 15, 2018.

On May 15, 2008, TNMP entered into a credit agreement for the TNMP Facility, which had a stated maturity of May 13, 2009. The TNMP Facility provided TNMP with a revolving credit facility for up to $200.0 million. In connection with entering into the TNMP Facility, TNMP withdrew as a borrower under the PNMR Facility and is no longer a party under the PNMR Facility. Upon entering into the TNMP Revolving Credit Facility described below, the TNMP Facility was terminated.

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

PNMR previously issued 4,945,000 6.75% publicly held equity-linked units. Each of these equity-linked units consisted of a purchase contract and a 5.0% undivided beneficial ownership interest in one of PNMR’s senior notes with a stated amount of $1,000, which corresponded to a $50.00 stated amount of PNMR’s senior notes. The senior notes were scheduled to mature in May 2010 (subject to the remarketing described below) and bore interest at a rate of 4.8% per year. The purchase contracts entitled their holders to contract adjustment payments of 1.95% per year on the stated amount of $50.00. Each purchase contract contained a mandatory obligation for the holder to

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

purchase, and PNMR to sell, at a purchase price of $50.00 in cash, shares of PNMR’s common stock on or before May 16, 2008. Generally, the number of shares each holder of the equity-linked units was obligated to purchase depended on the average closing price per share of PNMR’s common stock over a 20-day trading period ending on the third trading day immediately preceding May 16, 2008, with an adjusted maximum price of $32.08 per share and minimum price of $26.29 per share. In accordance with the terms of the equity-linked units, the senior note components were remarketed on May 16, 2008. The proceeds from the remarketed senior notes amounted to $247.3 million and were utilized by the holders of the equity-linked units to satisfy their obligations to purchase 9,403,412 shares of PNMR’s common stock for the same aggregate amount on May 16, 2008. In connection with the remarketing, PNMR sold an additional $102.7 million of senior notes with the same terms for a total offering of $350.0 million. The senior notes pay interest semi-annually at a rate of 9.25% per year and mature on May 15, 2015.

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

On March 25, 2009, TNMP entered into a $50.0 million loan agreement with Union Bank, N. A. (the “2009 Term Loan Agreement”). TNMP borrowed $50.0 million under this agreement on March 30, 2009. Borrowings under the 2009 Term Loan Agreement must be repaid by March 25, 2014 and are secured by $50.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009B Bonds”). Through hedging arrangements, TNMP has established fixed interest rates for the 2009 Term Loan Agreement of 6.05% for the first

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

three years and 6.30% thereafter. In January 2010, the hedging relationship was modified to reduce the fixed interest rate to 4.80% through March 25, 2012 and to 5.05% thereafter. The hedging obligations are also secured by the Series 2009B Bonds. The hedge is accounted for as a cash-flow hedge and its December 31, 2010 pre-tax fair value of $1.9 million is included in other current liabilities, except for $0.8 million included in other deferred credits, and in AOCI on the Consolidated Balance Sheets. Amounts reclassified from AOCI are included in interest charges. The fair value determination was made using Level 2 inputs under GAAP.

TNMP used the proceeds received from the Series 2009A Bonds and the 2009 Term Loan Agreement to repay the $100.0 million borrowed under the TNMP Bridge Facility, which then terminated, and the $150.0 million outstanding under the TNMP Facility. The remaining proceeds, after offering expenses, were used to reduce intercompany borrowings from PNMR.

On April 30, 2009, TNMP entered into the TNMP Revolving Credit Facility, a new $75.0 million revolving credit facility, and the existing TNMP Facility was terminated. Borrowings under the TNMP Revolving Credit Facility are secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009C Bonds”). The TNMP Revolving Credit Facility was scheduled to expire in April 2011. In December 2010, the TNMP Revolving Credit Facility was amended and restated, which extended its expiration to December 16, 2015.

On May 23, 2003, PNM issued $36.0 million of 4.00% PCRBs, which had a scheduled maturity in 2038, but were subject to mandatory repurchase and remarketing on July 1, 2009. PNM repurchased these PCRBs for $36.0 million on July 1, 2009 utilizing available cash balances and borrowings under the PNM Facility. PNM held these PCRBs (without legally canceling them) until December 1, 2009, on which date they were remarketed. The remarketed PCRBs bear interest at 6.25% and mature on January 1, 2038.

On February 10, 2010, PNM filed an application with the NMPRC requesting approvals and authorizations to refund up to $403.8 million of callable PCRBs issued by the City of Farmington, New Mexico and the Maricopa County, Arizona Pollution Control Corporation (the “prior bonds”) and to replace the prior bonds with new tax-exempt PCRBs. The proceeds from the prior bonds were used to finance a portion of the cost of certain pollution control systems, facilities, and related improvements at SJGS and PVNGS. The NMPRC approved PNM’s request on March 11, 2010. On June 9, 2010, $403.8 million of new PCRBs were sold by the City of Farmington, New Mexico and the Maricopa County, Arizona Pollution Control Corporation. The proceeds from the new PCRBs were utilized to retire the prior bonds, including those secured by PNM first mortgage bonds. The new PCRBs are collateralized by PNM senior unsecured notes, similar to PNM’s other PCRBs.

On October 21, 2010, PNM received an order from the NMPRC authorizing PNM to enter into a revolving credit facility of up to $400 million to replace the current PNM Facility; to increase the amount of PNM’s intercompany loan arrangements to $100 million; and to issue up to $250 million of additional senior unsecured notes. The authorizations remain in effect through March 31, 2012. PNM, after receiving the necessary PNM and PNMR board approvals, increased the amount of the PNM intercompany loan arrangement. PNM has not entered into any agreements with regard to the authorizations relating to the replacement of the PNM Facility or additional senior unsecured notes, nor does it have any arrangements or commitments concerning them. PNM is unable to predict if, or when, such financing arrangements would be consummated.

PNMR offers new shares of PNMR common stock through the PNMR Direct Plan. On July 15, 2009, PNMR began purchasing shares of its common stock on the open market rather than issuing additional shares to satisfy subscriptions under the PNMR Direct Plan. PNMR had offered new shares of its common stock through an equity distribution agreement, which was terminated in July 2009. In 2009 and 2008, PNMR issued 93,328 and 221,517 shares under these plans, as well as 48,202 and 92,224 shares under the ESPP (see Note 13).

In August 2009, PNMR filed an automatically effective shelf registration statement with the SEC for common stock issuable under the PNMR Direct Plan and in April 2008, PNMR filed an automatically effective shelf registration statement for debt securities. These registration statements expire three years from the date of filing and can be amended at any time to include additional securities of PNMR. As a result, these shelf registration statements have unlimited availability, subject to certain restrictions and limitations.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

In April 2008, PNM filed a shelf registration statement for the issuance of $750.0 million of senior unsecured notes that was declared effective on April 29, 2008. As of February 18, 2011, PNM had $600.0 million of remaining unissued securities registered under this and a prior shelf registration statement.

Borrowing Arrangements Between PNMR and its Subsidiaries

PNMR has one-year intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount from $20.0 million to $100.0 million and have either reciprocal or non-reciprocal terms. Interest charged to the subsidiaries is equivalent to interest paid on the PNMR Facility. On January 8, 2009, TNMP entered into an agreement for an additional $50.0 million borrowing from PNMR that was subordinated to the TNMP Bridge Facility described above. The agreement for additional borrowing terminated in April 2009. As of December 31, 2010 and 2009, TNMP had outstanding borrowings of $1.2 million and $23.5 million from PNMR. At February 18, 2011, TNMP has borrowings of $0.1 million from PNMR.

Short-term Debt

At December 31, 2009, PNMR and PNM had revolving credit facilities for borrowings up to $600.0 million under the PNMR Facility and $400.0 million under the PNM Facility that primarily expire in August 2012. As discussed above, in March 2010, the PNMR Facility was amended to remove LBB as a lender and reduce the total capacity under the PNMR Facility by $32.0 million to $568.0 million. In addition to the reduction in the PNMR Facility related to LBB, the PNMR Facility and the PNM Facility were reduced by $26.0 million and $14.0 million in August 2010 and will reduce by an additional $25.0 million and $18.0 million in August 2011 according to their terms. In addition, PNMR has a local line of credit amounting to $5.0 million that expires in August 2011 and PNM had a local line of credit for $5.0 million that was allowed to expire in August 2010. TNMP has a revolving credit facility for borrowings up to $75.0 million under the TNMP Revolving Credit Facility that expires in December 2015. PNMR and PNM had commercial paper programs under which they could have issued up to $400.0 million and $300.0 million of commercial paper. No commercial paper has been issued since March 11, 2008 and the programs were terminated on July 2, 2009.

At December 31, 2010, the weighted average interest rate was 1.51% for the PNMR Facility, 0.91% for the PNM Facility. The TNMP Revolving Credit Facility had no borrowings outstanding at December 31, 2010. Short-term debt outstanding consists of:

	December 31,
Short-term Debt	2010	2009
	(In thousands)

PNM
Revolving credit facility	$190,000	$118,000
Local lines of credit	*	-

	190,000	118,000
TNMP Revolving credit facility	-	-

PNMR
Revolving credit facility	32,000	80,000
Local lines of credit	-	-

	$222,000	$198,000

* This line of credit was allowed to expire in August 2010.

In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $49.8 million, $49.7 million, and $0.3 million at December 31, 2010 that reduce the available capacity under their respective revolving credit facilities.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

At February 18, 2011, PNMR, PNM, and TNMP had $468.3 million, $116.8 million, and $74.7 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit. Total availability at February 18, 2011, on a consolidated basis, was $659.8 million for PNMR. At February 18, 2011, PNMR, PNM, and TNMP had invested cash of $7.9 million, $10.6 million, and none.

Long-Term Debt

Information concerning long-term debt outstanding is as follows:

	December 31,
Long-term Debt	2010	2009
	(In thousands)
PNM Debt
First Mortgage Bonds, Pollution Control Revenue Bonds:
5.70% due 2016	$-	$65,000
Senior Unsecured Notes, Pollution Control Revenue Bonds:
4.875% due 2033	146,000	146,000
5.15% due 2037	20,000	20,000
6.25% due 2038	36,000	36,000
4.75% due 2040, mandatory tender at June 1, 2017	37,000	-
5.20% due 2040, mandatory tender at June 1, 2020	40,045	-
5.90% due 2040	255,000	-
6.25% due 2040	11,500	-
4.00% due 2043, mandatory tender at June 1, 2015	39,300	-
5.20% due 2043, mandatory tender at June 1, 2020	21,000	-
6.30% due 2016	-	77,045
5.75% - 6.375% due 2022	-	227,300
6.30% - 6.60% due 2026 - 2029	-	34,500
Senior Unsecured Notes:
7.95% due 2018	350,000	350,000
7.50% due 2018	100,025	100,025
Other, including unamortized discounts	(122)	(137)

	1,055,748	1,055,733
Less current maturities	-	-

	1,055,748	1,055,733

TNMP Debt
First Mortgage Bonds:
6.05% due 2014, Series 2009B	50,000	50,000
9.50% due 2019, Series 2009A	265,500	265,500
Other, including unamortized discounts	(5,163)	(5,788)

	310,337	309,712
Less current maturities	-	-

	310,337	309,712

PNMR Debt
Senior unsecured notes, 9.25% due 2015	192,592	192,592
Other	7,170	9,294

	199,762	201,886
Less current maturities	2,252	2,125

	197,510	199,761

Total Consolidated PNMR Debt	1,565,847	1,567,331
Less current maturities	2,252	2,125

	$1,563,595	$1,565,206

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Interest Rate Swaps

PNMR entered into three fixed-to-floating interest rate swaps with an aggregate notional principal amount of $150.0 million, which matured September 15, 2008. Under these swaps, PNMR received a 4.40% fixed interest payment on the notional principal amount on a semi-annual basis and paid a floating rate equal to the six month LIBOR plus 0.5815% on the notional amount. The swaps were accounted for as fair-value hedges.

See Financing Activities above for information concerning a TNMP interest rate swap.

In January 2010, PNM entered into a one-year floating-to-fixed interest rate swap with a notional amount of $100.0 million. The effect of this swap was to convert $100.0 million of borrowings under the PNM Facility from an interest rate based on the one-month LIBOR rate to a fixed rate of 1.245% through January 14, 2011. This swap was accounted for as a cash-flow hedge. At December 31, 2010, this swap had a value of less than $0.1 million.

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

PNMR entered into purchase and sale agreement with ESI Northeast Energy LP, Inc., an affiliate of FPL, and acquired an interest in the New Mexico Wind Energy Center by the purchase of a 1% membership interest in New Mexico Energy Investments, LLC for $21.2 million. At closing, PNMR paid $6.2 million in cash and issued a promissory note for $15.0 million at an annual interest rate of 6%. PNMR makes an annual payment of $2.7 million for principal and interest until the final maturity date of the promissory note on December 31, 2013. PNMR receives state and federal tax benefits from its ownership interest. PNMR’s ownership interest terminates on December 31, 2013.

(7)	Lease Commitments

PNMR leases office buildings and other equipment under operating leases. PNM leases interests in Units 1 and 2 of PVNGS, an interest in the EIP transmission line, office buildings, vehicles, and other equipment under operating leases. TNMP leases radio tower antenna space, office buildings, vehicles, and other equipment under operating leases.

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

A portion of PVNGS Unit 2 had been leased by PNM from another subsidiary of PNMR. In July 2009, the leased assets were transferred to PNM and became subject to rates established by the NMPRC. See Note 17. The table below includes lease expense for PNM of $5.4 million in 2009 and $9.6 million in 2008 paid to that subsidiary of PNMR. After the July 2009 transfer, PNM stopped recognizing lease expense for the transferred assets.

Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has recently completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation, and has no significant rights-of-way that will expire before 2020. On October 20, 2010, PNM and the Navajo Nation entered into an extension/renewal agreement covering all rights-of-way granted by the Navajo Nation to PNM. The existing rights-of-way had varying expiration dates and all were extended to April 7, 2030. PNM is obligated under the agreement to pay the Navajo Nation 20 annual payments of $6.0 million each beginning in 2010. The annual payments are subject to adjustment each year based on the Consumer Price Index. In the event of early termination or

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

cancellation under the agreement, any remaining payments become due. The rights-of-way agreements are accounted for as operating leases.

Operating lease expense was:

	PNMR	PNM	TNMP
	(In thousands)

2010	$79,491	$71,209	$3,737
2009	$77,697	$75,865	$2,493
2008	$84,868	$83,714	$2,121

The above amounts reflect the total amount of expense for the lease payments PNM makes under the PVNGS and EIP leases. As discussed under Investments in Note 1, the PVNGS Capital Trust, which is consolidated by PNM, acquired the lessor notes that were issued by the PVNGS lessors and PNM acquired the remaining lessor note issued by the remaining EIP lessor. Of the total annual payments of $69.1 million made by PNM under the PVNGS and EIP leases, $56.3 million in 2010, $55.0 million in 2009, and $50.0 million in 2008 was returned in cash to PNM in the form of principal and interest payments on the lessor notes and through its ownership of the PVNGS Unit 2 leased assets.

Future minimum operating lease payments at December 31, 2010 shown below have been reduced by PNM’s lease payments for amounts that will be returned to PNM on the lessor notes, which amounts vary but are approximately $56 million annually thru 2011 reducing thereafter to approximately $33 million annually in 2015:

	PNMR	PNM	TNMP
	(In thousands)

2011	$46,738	$40,002	$3,478
2012	50,557	43,824	3,476
2013	52,376	45,607	3,474
2014	56,837	50,415	3,468
2015	38,893	33,839	3,468
Later years	114,598	114,598	-

	359,999	328,285	17,364
Future payments under non-cancelable subleases	1,512	-	-

Net minimum lease payments	$358,487	$328,285	$17,364

The PVNGS leases, which expire in 2015 and 2016, contain options to renew the leases at a fixed price or to purchase the property for fair market value at the end of the lease terms. PNM must give notice to the lessors if it wishes to exercise, or not exercise, these options at dates, varying by lease, through January 15, 2014. PNM is exploring its alternatives. Covenants in PNM’s PVNGS Units 1 and 2 lease agreements limit PNM’s ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the equity participants, and take title to the leased interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of December 31, 2010, PNM could have been required to pay the equity participants up to approximately $177.3 million. In such event, PNM would record the acquired assets at the lower of their fair value or the aggregate of the amount paid and PNM’s carrying value of its investment in PVNGS lessor notes. If PNM exercises its renewal options under the leases, the amount that would be payable to equity participants under the circumstances described above would increase to the fair market value as of the renewal date.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(8)	Fair Value of Derivative and Other Financial Instruments

Energy Related Derivative Contracts

Overview

The Company is exposed to certain risks relating to its ongoing business operations. The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy or fuel used to generate electricity, or to manage anticipated generation capacity in excess of forecasted demand from existing customers. Substantially all of the Company’s energy related derivative contracts manage commodity risk and the Company does not currently engage in speculative trading which it ceased in the second quarter of 2008.

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

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent. Energy contracts that meet the definition of a derivative under GAAP and do not qualify for the normal sales and purchases exception or for which the normal sales and purchases exception are not elected are recorded on the balance sheet at fair value at each period end. The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met and elected. Derivatives that meet the normal sales and purchases exception are not marked to market but rather recorded in results of operations when the underlying transactions settle.

For derivative transactions meeting the definition of a cash flow hedge, the Company documents the relationships between the hedging instruments and the items being hedged. This documentation includes the

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges. Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in AOCI to the extent effective. Ineffectiveness gains and losses were immaterial for all periods presented. Gains or losses related to cash flow hedge instruments, including those de-designated, are reclassified from AOCI when the hedged transaction settles and impacts earnings. Based on market prices at December 31, 2010, after-tax gains of $0.1 million for PNMR and zero for PNM would be reclassified from AOCI into earnings during the next twelve months. However, the actual amount reclassified into earnings will vary due to future changes in market prices. As of December 31, 2010, the Company is not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges.

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

Fair value is defined under GAAP as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is based on current market quotes as available and is supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available. External pricing input availability varies based on commodity location, market liquidity, and term of the agreement. Valuations of derivative assets and liabilities take into account nonperformance risk including the effect of the Company’s own credit standing. The Company regularly assesses the validity and availability of pricing data for its derivative transactions. Although the Company uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimation technique.

The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements. At December 31, 2010 and 2009, amounts recognized for the legal right to reclaim cash collateral were $3.4 million and $4.2 million for PNMR and $3.0 million and $1.4 million for PNM. In addition, at December 31, 2010 and 2009, amounts posted as cash collateral under margin arrangements were $32.0 million and $8.6 million for PNMR and $2.1 million and $1.2 million for PNM. PNMR and PNM had no obligations to return cash collateral at December 31, 2010 and 2009. Cash collateral amounts are included in other current assets on the Consolidated Balance Sheets.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The following tables do not include activity related to PNM Gas. See Note 23.

Commodity Derivatives

Commodity derivative instruments are summarized as follows:

	$(00,000)	$(00,000)	$(00,000)	$(00,000)	$(00,000)	$(00,000)
	Economic Hedges		Trading Transactions		Qualified Cash Flow Hedges
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010	2009
		(In thousands)
PNMR
Current assets	$15,999	$15,728	$-	$13,889	$-	$21,002
Deferred charges	5,264	2,413	-	-	-	-

	21,263	18,141	-	13,889	-	21,002

Current liabilities	(31,407)	(11,375)	-	(12,650)	-	-
Long-term liabilities	(12,831)	(4,549)	-	-	-	-

	(44,238)	(15,924)	-	(12,650)	-	-

Net	$(22,975)	$2,217	$-	$1,239	$-	$21,002

PNM
Current assets	$1,443	$3,496	$-	$-	$-	$21,002

Current liabilities	(3,110)	(1,509)	-	-	-	-
Long-term liabilities	(2,009)	(556)	-	-	-	-

	(5,119)	(2,065)	-	-	-	-

Net	$(3,676)	$1,431	$-	$-	$-	$21,002

In 2007, First Choice entered into a series of forward trades that arbitraged basis differentials among certain ERCOT delivery zones. During the three months ended March 31, 2008, these trades were negatively affected by extreme transmission congestion within the ERCOT market. This congestion resulted in historically high basis differences between the various delivery zones. As a result, in the first quarter of 2008, First Choice recorded a total pre-tax loss of $47.1 million in the trading margins from these speculative trades that is reflected in electric revenues. Because of continued market volatility and the concern that the forward basis market would continue to deteriorate, First Choice decided to end any further speculative trading and flattened remaining speculative positions. The PNMR trading transactions column of the above table reflects balances related to the flattened speculative positions of First Choice at December 31, 2009. These positions settled in 2010 without significant additional cost. As discussed in Note 17, on April 20, 2010, PNM received NMPRC approval of a hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. At December 31, 2010, $0.6 million of current assets related to this plan are included as economic hedges above and are recorded as regulatory liabilities.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The following table presents the effect of commodity derivative instruments on earnings and OCI, excluding income tax effects. For cash flow hedges, the earnings impact reflects the reclassification from AOCI when the hedged transactions settle.

	$(00,000)	$(00,000)	$(00,000)	$(00,000)	$(00,000)	$(00,000)
	Economic Hedges		Trading Transactions		Qualified Cash Flow Hedges
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009	2010	2009
			(In thousands)
PNMR
Electric operating revenues	$(4,030)	$4,331	$(3)	$97	$29,930	$36,982
Cost of energy	(44,743)	(16,693)	-	-	(2,263)	(20,354)

Total gain (loss)	$(48,773)	$(12,362)	$(3)	$97	$27,667	$16,628

Recognized in OCI					$(18,739)	$(18,762)

PNM
Electric operating revenues	$(4,030)	$4,331	$-	$84	$29,930	$36,982
Cost of energy	(5,386)	(11,326)	-	-	(18)	(29)

Total gain (loss)	$(9,416)	$(6,995)	$-	$84	$29,912	$36,953

Recognized in OCI					$(20,984)	$(20,195)

Commodity contract volume positions are presented in Decatherms for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Decatherms			MWh
	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges	Economic Hedges	Trading Transactions	Qualified Cash Flow Hedges
December 31, 2010
PNMR	22,767,500	-	-	1,693,431	-	-

PNM	1,882,500	-	-	(990,120)	-	-
December 31, 2009
PNMR	17,852,500	(1,963,293)	-	1,658,101	-	(788,400)

PNM	6,087,500	-	-	468,525	-	(788,400)

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

December 31, 2010, 2009 and 2008

reflect letters of credit under the Company’s revolving credit facilities that have been issued as collateral. Net exposure is the net contractual liability for all contracts, including those designated as normal purchases and sales, offset by existing cash collateral and by any offsets available under master netting agreements, including both asset and liability positions.

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
December 31, 2010
PNMR	$8,113	$-	$2,642
PNM	$291	$-	$119

December 31, 2009
PNMR	$17,124	$1,000	$14,104
PNM	$1,211	$1,000	$37

Sale of Wholesale Contracts

In January 2008, PNM entered into an agreement to sell certain wholesale power, natural gas, and transmission contracts. These contracts represented a significant portion of the wholesale activity portfolio of PNM Electric, and included several long-term sales and purchase power agreements. Included in the sales agreement were the Pyramid operating lease and certain transmission agreements, which were not considered derivative instruments. In connection with an amendment to GAAP, pre-tax gains on these contracts amounting to $17.2 million were recorded as an adjustment to January 1, 2008 retained earnings. On June 19, 2008 PNM completed the sale for $6.1 million and recognized gains of $5.1 million.

Sale of Power from PVNGS Unit 3

In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW. Under two of the contracts, PNM sold 90 MW of firm capacity and energy. Under the third contract, PNM sold 45 MW of unit contingent capacity and energy. The term of the contracts was May 1, 2008 through December 31, 2010. Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million. These amounts were recorded as deferred revenue and were amortized over the life of the contracts. At December 31, 2009, $29.5 million was included in other current liabilities related to these contracts. The prepayments received under the firm contracts, as well as required subsequent monthly payments on them, are shown as a financing activity in the Consolidated Statement of Cash Flows as required by GAAP. The firm contracts were considered energy derivatives and a loss of $4.8 million was recognized at inception. The firm contracts were accounted for as cash flow hedges and changes in fair value were included in AOCI. The contingent contract was accounted for as a normal sale. Beginning January 1, 2011, PNM is selling its 135 MW interest in PVNGS Unit 3 daily at market prices. PNM has established fixed rates for the majority of these sales through the end of 2011 through hedging arrangements that are accounted for as economic hedges.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

	December 31, 2010		December 31, 2009
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
		(In thousands)
Equity securities:
Domestic value	$5,108	$25,491	$1,684	$21,458
Domestic growth	17,239	48,237	8,901	38,132
International and other	2,730	10,670	1,558	9,985
Fixed income securities:
Municipals	837	37,595	1,715	36,901
U.S. Government	348	21,541	25	20,451
Corporate and other	573	8,402	309	8,006
Cash investments	-	4,986	-	2,099

	$26,835	$156,922	$14,192	$137,032

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Proceeds from sales	$79,853	$124,519	$183,616
Gross realized gains	$5,635	$6,009	$11,279
Gross realized (losses)	$(3,704)	$(7,359)	$(14,206)

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

At December 31, 2010, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$1,995	$-	$-
After 1 year through 5 years	17,274	157,656	146,727
After 5 years through 10 years	10,528	3,290	-
Over 10 years	37,741	-	-

	$67,538	$160,946	$146,727

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The carrying amount and fair value of held-to-maturity debt securities and other non-derivative financial instruments (including current maturities) are:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
PNMR
Long-term debt	$1,565,847	$1,659,674	$1,567,331	$1,627,986
Investment in PVNGS lessor notes	$136,145	$141,663	$159,936	$169,863
Other investments	$18,791	$21,675	$25,528	$34,078

PNM
Long-term debt	$1,055,748	$1,056,864	$1,055,733	$1,044,516
Investment in PVNGS lessor notes	$136,145	$141,663	$159,936	$169,863
Other investments	$5,068	$5,563	$7,473	$8,457

TNMP
Long-term debt	$310,337	$385,220	$309,712	$368,350
Other investments	$282	$282	$270	$270

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

Derivatives and Investments

The fair values of derivatives and investments that are recorded at fair value on the Consolidated Balance Sheets are as follows:

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

	Total(1)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010		(In thousands)
PNMR and PNM
NDT investments
Cash and equivalents	$4,986	$4,986	$-	$-
Equity securities:
Domestic value	25,491	25,491	-	-
Domestic growth	48,237	48,237	-	-
International and other	10,670	10,670	-	-
Fixed income securities:
U.S. government	21,541	16,613	4,928	-
Municipals	37,595	-	37,595	-
Corporate and other	8,402	-	8,402	-

Total NDT investments	$156,922	$105,997	$50,925	$-

PNMR
Commodity derivative assets	$21,263	$8,646	$12,308	$272
Commodity derivative liabilities	(44,238)	(26,378)	(16,729)	(1,094)

Net	$(22,975)	$(17,732)	$(4,421)	$(822)

PNM
Commodity derivative assets	$1,443	$-	$1,443	$-
Commodity derivative liabilities	(5,119)	-	(5,119)	-

Net	$(3,676)	$-	$(3,676)	$-

December 31, 2009
PNMR and PNM
NDT investments
Cash and equivalents	$2,099	$2,099	$-	$-
Equity securities:
Domestic value	21,458	21,458	-	-
Domestic growth	38,132	38,132	-	-
International and other	9,985	9,985	-	-
Fixed income securities:
U.S. government	20,451	15,135	5,316	-
Municipals	36,901	-	36,901	-
Corporate and other	8,006	-	8,006	-

Total NDT investments	$137,032	$86,809	$50,223	$-

PNMR
Commodity derivative assets	$53,032	$9,097	$43,510	$320
Commodity derivative liabilities	(28,574)	(10,534)	(17,863)	(72)

Net	$24,458	$(1,437)	$25,647	$248

PNM
Commodity derivative assets	$24,498	$-	$24,498	$-
Commodity derivative liabilities	(2,065)	(958)	(1,090)	(17)

Net	$22,433	$(958)	$23,408	$(17)

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(1)

The Level 1, 2 and 3 columns in the above table are presented based on the nature of each instrument. The total column is presented based on the balance sheet classification of the instruments and reflect unit of account reclassifications between commodity derivative assets and commodity derivative liabilities of less than $0.1 million for PNMR and zero for PNM at December 31, 2010 and $0.1 million for PNMR and zero for PNM at December 31, 2009. There were no transfers between levels for the twelve months ended December 31, 2010.

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	PNMR		PNM
	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$248	$(409)	$(17)	$(409)
Total gains (losses) included in earnings	(1,646)	(2,123)	(128)	(2,388)
Total gains (losses) included in other comprehensive income	-	(1,046)	-	-
Purchases, issuances, and settlements(1)	576	3,826	145	2,780

Balance at end of period	$(822)	$248	$-	$(17)

Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$(1,087)	$248	$-	$(17)

(1)	Includes fair value reversal of contracts settled, unearned and prepaid option premiums received and paid during the period for contracts still held at end of period.

Gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings are reported in operating revenues and cost of energy as follows:

	PNMR		PNM
	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
		(In thousands)
Gains (losses) included in earnings:
Electric operating revenues	$-	$237	$-	$237
Cost of energy	(1,646)	(2,360)	(128)	(2,625)

Total	$(1,646)	$(2,123)	$(128)	$(2,388)

Change in unrealized gains or losses related to assets still held at the reporting date:
Electric operating revenues	$-	$-	$-	$-
Cost of energy	(1,087)	248	-	(17)

Total	$(1,087)	$248	$-	$(17)

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Investments Held by Employee Benefit Plans

As discussed in Note 12, PNM and TNMP have trusts that hold investment assets for their pension and other postretirement benefit plans. The fair value of the assets held by the trusts impacts the determination of the funded status of each plan, but the assets are not reflected on the Consolidated Balance Sheets. Both the PNM Pension Plan and the TNMP Pension Plan hold units of participation in the PNM Resources, Inc. Master Trust (the “PNMR Master Trust”), which was established for the investment of assets of the pension plans. Fair value of alternative investments is determined based on net asset value as reported by fund managers.

The fair values of investments held by the employee benefit plans are as follows:

	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010		(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust	$393,480	$208,759	$105,781	$78,940

TNMP Pension Plan
Participation in PNMR Master Trust	$60,506	$30,530	$16,317	$13,659

PNM OPEB Plan
Cash and equivalents	$1,811	$1,811	$-	$-
Equity securities:
International funds	3,182	-	3,182	-
Domestic value	1,363	1,363	-	-
Domestic growth	41,278	22,939	18,339	-
Other funds	9,057	-	9,057	-
Fixed income securities:
Mutual funds	5,860	5,860	-	-

Total Assets	$62,551	$31,973	$30,578	$-

TNMP OPEB Plan
Cash and equivalents	$424	$424	$-	$-
Equity securities:
International funds	1,116	-	1,116	-
Domestic value	582	582	-	-
Domestic growth	710	710	-	-
Mutual funds	2,959	-	2,959	-
Fixed income securities:
Mutual funds	2,834	2,834	-	-

Total Assets	$8,625	$4,550	$4,075	$-

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009	(In thousands)
PNM Pension Plan
Real estate funds	$2,168	$-	$-	$2,168
Participation in PNMR Master Trust	358,762	140,003	144,654	74,105

Total Assets	$360,930	$140,003	$144,654	$76,273

TNMP Pension Plan
Participation in PNMR Master Trust	$57,757	$21,629	$23,702	$12,426

PNM OPEB Plan
Cash and equivalents	$6,201	$6,201	$-	$-
Equity securities:
International	7,849	3,994	3,855	-
Domestic value	3,967	3,967	-	-
Domestic growth	2,745	2,745	-	-
Mutual funds	21,546	-	21,546	-
Fixed income securities:
Corporate	838	-	838	-
Mutual funds	14,893	14,893	-	-

Total Assets	$58,039	$31,800	$26,239	$-

TNMP OPEB Plan
Cash and equivalents	$579	$579	$-	$-
Equity securities:
International	975	975	-	-
Domestic value	471	471	-	-
Domestic growth	493	493	-	-
Mutual funds	2,463	-	2,463	-
Fixed income securities:
Corporate	26	-	26	-
Mutual funds	2,124	2,124	-	-

Total Assets	$7,131	$4,642	$2,489	$-

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The fair values of investments in the PNMR Master Trust are as follows:

	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010	(In thousands)
PNMR Master Trust
Cash and equivalents	$10,718	$10,718	$-	$-
Equity securities:
International	46,505	46,505	-	-
Domestic value	79,218	76,493	2,725	-
Domestic growth	81,375	81,375	-	-
Other funds	49,307	-	49,307	-
Fixed income securities:
Corporate	2,062	-	2,062	-
U.S. government	39,585	24,198	15,387	-
Municipals	2,935	-	2,935	-
Foreign government and other	266	-	266	-
Other funds	49,416	-	49,416	-
Alternative investments:
Private equity funds	32,935	-	-	32,935
Hedge funds	37,622	-	-	37,622
Real estate funds	22,042	-	-	22,042

Total Assets	$453,986	$239,289	$122,098	$92,599

December 31, 2009
PNMR Master Trust
Cash and equivalents	$21,424	$21,424	$-	$-
Equity securities:
International	44,609	-	44,609	-
Domestic value	69,867	66,197	3,670	-
Domestic growth	70,538	70,538	-	-
Mutual funds	47,742	-	47,742	-
Fixed income securities:
Corporate	17,778	-	17,778	-
U.S. government	3,461	3,461	-	-
Municipals	2,504	-	2,504	-
Foreign government and other	714	12	702	-
Mutual funds	51,351	-	51,351	-
Alternative investments:
Private equity funds	26,883	-	-	26,883
Hedge funds	34,921	-	-	34,921
Real estate funds	24,727	-	-	24,727

Total Assets	$416,519	$161,632	$168,356	$86,531

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	Year Ended December 31,
Level 3 Fair Value Assets and Liabilities	2010		2009
		(In thousands)
PNM Pension	Master Trust	Real Estate Funds	Master Trust	Real Estate Funds
Balance at beginning of period	$74,105	$2,168	$95,562	$3,129
Actual return on assets sold during the period	(778)	(1,846)	(2,991)	-
Actual return on assets still held at period end	4,015	-	3,812	(961)
Purchases, issuances, and settlements	1,598	(322)	(22,278)	-

Balance at end of period	$78,940	$-	$74,105	$2,168

TNMP Pension
Balance at beginning of period	$12,426		$16,024
Actual return on assets sold during the period	(199)		(502)
Actual return on assets still held at period end	1,024		640
Purchases, issuances, and settlements	408		(3,736)

Balance at end of period	$13,659		$12,426

Additional information concerning changes in Level 3 fair value measurements for the PNMR Master Trust is as follows:

Level 3 Fair Value Assets and Liabilities

PNMR Master Trust	Private equity funds	Hedge funds	Real estate funds	Total
		(In thousands)
Balance at December 31, 2008	$27,590	$49,469	$34,527	$111,586
Actual return on assets sold during the period	(237)	(3,233)	(23)	(3,493)
Actual return on assets still held at period end	(3,742)	8,685	(491)	4,452
Purchases, issuances, and settlements	3,272	(20,000)	(9,286)	(26,014)

Balance at December 31, 2009	26,883	34,921	24,727	86,531
Actual return on assets sold during the period	(769)	-	(208)	(977)
Actual return on assets still held at period end	2,363	2,701	(25)	5,039
Purchases, issuances, and settlements	4,458	-	(2,452)	2,006

Balance at December 31, 2010	$32,935	$37,622	$22,042	$92,599

(9)	Variable Interest Entities

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

On April 18, 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Belen, New Mexico. Valencia became operational on May 30, 2008. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. The term of the PPA is for 20 years beginning June 1, 2008, with the full output of the plant estimated to be 145 MW. During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. PNM estimates that the plant will typically operate during peak periods of energy demand in summer. PNM is obligated to pay fixed O&M and capacity charges in addition to variable O&M charges under this PPA. For the year ended December 31, 2010, 2009, and 2008, PNM paid $17.9 million, $17.7 million, and $9.6 million for fixed charges and $1.1 million, $0.5 million, and $0.9 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets.

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

Summarized financial information for Valencia since May 30, 2008 is as follows:

Results of Operations
	Year ended December 31,		May 30, 2008 to December 31, 2008
	2010	2009
	(In thousands)
Operating revenues	$18,907	$18,175	$10,400
Operating expenses	(5,344)	(6,285)	(2,996)
Interest expense	-	-	(225)

Earnings attributable to non-controlling interest	$13,563	$11,890	$7,179

Financial Position
	December 31,
	2010	2009
	(In thousands)
Current assets	$2,372	$3,981
Net property, plant and equipment	83,617	86,349

Total assets	85,989	90,330
Current liabilities	812	971

Owners’ equity – non-controlling interest	$85,177	$89,359

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. There are currently eight separate lease agreements with eight different trusts whose beneficial owners are five different institutional investors. PNM is not the legal or tax owner of the leased assets. The beneficial owners of the trusts possess all of the voting control and pecuniary interests in the trusts. PNM has an option to purchase the leased assets at appraised value at the end of the leases, but does not have a fixed price purchase option and does not provide residual value guarantees. PNM has options to renew the leases at fixed rates set forth in the leases for two years beyond the termination of the original lease terms. The option periods on certain leases may be further extended for up to an additional six years if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. Under GAAP, these renewal options are considered to be variable interests in the trusts and result in the trusts being considered variable interest entities. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes, aggregate $118.5 million over the remaining terms of the leases. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of December 31, 2010, PNM could have been required to pay the beneficial owners up to approximately $177.3 million, which would result in PNM taking ownership of the leased assets and termination of the leases. PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has no assets or liabilities recorded on its consolidated balance sheets related to the trusts other than the accrual of lease payments between the scheduled payment dates, which were $26.0 million at December 31, 2010 and 2009 and included in other current liabilities on the Consolidated Balance Sheets. See Note 7.

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

PNM has a PPA covering the entire output of Delta, which is a variable interest under GAAP. This arrangement was entered into prior to December 31, 2003 and PNM has been unsuccessful in obtaining the information necessary to determine if it is the primary beneficiary of the entity that owns Delta, or to consolidate that entity if it were determined that PNM is the primary beneficiary. Accordingly, PNM is unable to make those determinations and, as provided in GAAP, continues to account for this PPA as an operating lease. PNM makes fixed and variable payments to Delta under the PPA. PNM also controls the dispatch of the generating plant, which impacts the variable payments made under the PPA and impacts the economic performance of the entity that owns Delta. For the years ended December 31, 2010, 2009, and 2008, PNM incurred fixed payments of $6.0 million, $6.4 million, and $9.0 million and variable payments of $0.4 million, $0.4 million, and $0.8 million under the PPA. PNM’s only quantifiable obligation under the PPA is to make the fixed payments, which as of December 31, 2010, aggregated $57.1 million through the end of the PPA in 2020. PNM will also pay variable costs, which cannot be

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

quantified since the amounts are based on how much the generating plant is in operation. PNM has no other obligations or commitments with respect to Delta.

(10)	Earnings Per Share

In accordance with GAAP, dual presentation of basic and diluted earnings (loss) per share has been presented in the Consolidated Statements of Earnings (Loss) of PNMR. Information regarding the computation of earnings (loss) per share is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Earnings (Loss) Attributable to PNMR:
Earnings (loss) from continuing operations	$(31,124)	$65,933	$(297,565)
Earnings from continuing operations attributable to Valencia Non-controlling Interest	(13,563)	(11,890)	(7,179)
Preferred stock dividend requirements of subsidiary	(528)	(528)	(528)

Earnings from continuing operations attributable to PNMR	(45,215)	53,515	(305,272)
Earnings from discontinued operations	-	70,801	34,628

Net Earnings (Loss) Attributable to PNMR	$(45,215)	$124,316	$(270,644)

Average Number of Common Shares:
Outstanding during year	86,673	86,634	82,879
Equivalents from convertible preferred stock (Note 5)	4,778	4,778	589
Vested awards of restricted stock	106	23	-

Average Shares - Basic	91,557	91,435	83,468
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	-	236	-

Average Shares – Diluted	91,557	91,671	83,468

Per Share of Common Stock – Basic:
Earnings (loss) from continuing operations	$(0.49)	$0.58	$(3.66)
Earnings from discontinued operations	-	0.78	0.42

Net Earnings (Loss)	$(0.49)	$1.36	$(3.24)

Per Share of Common Stock – Diluted:
Earnings (loss) from continuing operations	$(0.49)	$0.58	$(3.66)
Earnings from discontinued operations	-	0.78	0.42

Net Earnings (Loss)	$(0.49)	$1.36	$(3.24)

(1)

Due to losses in the years ended December 31, 2010 and 2008, no potentially dilutive securities are reflected in the average number of common shares used to compute earnings (loss) per share since any impact would be anti-dilutive. At December 31, 2010, PNMR’s potentially dilutive securities consist of all options and restricted stock (see Note 13).

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(11)	Income Taxes

PNMR

PNMR’s income taxes (benefit) from continuing operations consist of the following components:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current federal income tax	$(52,184)	$(81,963)	$(31,625)
Current state income tax	(15,528)	(3,770)	2,290
Deferred federal income tax	28,364	112,707	(22,722)
Deferred state income tax	9,522	4,393	(35,855)
Amortization of accumulated investment tax credits	(2,429)	(2,549)	(2,904)

Total income taxes (benefit)	$(32,255)	$28,818	$(90,816)

PNMR’s provision for income taxes from continuing operations differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Federal income tax at statutory rates	$(22,183)	$33,163	$(135,933)
Impairment of goodwill	-	-	61,024
Investment tax credits	(2,429)	(2,549)	(2,904)
Flow-through of depreciation items	3,995	3,777	2,682
Earnings attributable to non-controlling interest in Valencia	(4,747)	(4,162)	(2,513)
Gains on the sale and leaseback of PVNGS Units 1 and 2	(55)	(55)	(55)
Reversal of deferred income taxes accrued at prior tax rates	(1,109)	(1,109)	(1,109)
Research and development credit	-	(424)	(220)
Affordable housing credit	(750)	(750)	(750)
Allowance for funds used during construction	(764)	(734)	(394)
State income tax	(6,312)	344	(6,238)
Texas margin tax and related deferred tax adjustments	-	-	(2,494)
Other	2,099	1,317	(1,912)

Total income taxes (benefit)	$(32,255)	$28,818	$(90,816)

Effective tax rate	50.89%	30.41%	23.38%

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Net operating loss	$72,950	$-
Pension	58,267	61,280
Optim Energy	46,508	-
Other	113,416	114,735

Total deferred tax assets	291,141	176,015

Deferred tax liabilities:
Depreciation and plant related	(579,505)	(435,827)
Investment tax credit	(18,089)	(20,518)
Regulatory assets related to income taxes	(53,287)	(57,413)
Stranded costs	(33,287)	(36,266)
Optim Energy	-	(25,520)
Other	(164,282)	(152,155)

Total deferred tax liabilities	(848,450)	(727,699)

Net accumulated deferred income tax liabilities	(557,309)	(551,684)
Current accumulated deferred income tax asset	(886)	-

Non-current accumulated deferred income tax liability	$(558,195)	$(551,684)

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended December 31, 2010
(In thousands)

Net change in deferred income tax liability per above table	$5,625
Change in tax effects of income tax related regulatory assets and liabilities	2,183
Tax effect of mark-to-market adjustments	9,850
Tax effect of excess pension liability	4,966
Adjustment for uncertain income tax positions	13,049
Other	(216)

Deferred income taxes	$35,457

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

PNM

PNM’s income taxes (benefit) from continuing operations consist of the following components:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current federal income tax	$(77,691)	$(64,342)	$10,449
Current state income tax	438	(13,621)	2,167
Deferred federal income tax	109,170	77,264	(16,627)
Deferred state income tax	6,939	16,974	(3,305)
Amortization of accumulated investment tax credits	(2,429)	(2,549)	(2,713)

Total income taxes (benefit)	$36,427	$13,726	$(10,029)

PNM’s provision for income taxes from continuing operations differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Federal income tax at statutory rates	$37,551	$15,969	$(24,263)
Impairment of goodwill	-	-	17,900
Investment tax credits	(2,429)	(2,549)	(2,713)
Flow-through of depreciation items	3,994	3,776	2,682
Earnings attributable to non-controlling interest in Valencia	(4,747)	(4,162)	(2,513)
Gains on the sale and leaseback of PVNGS Units 1 and 2	(55)	(55)	(55)
Reversal of deferred income taxes accrued at prior tax rates	(969)	(969)	(969)
Allowance for funds used during construction	(764)	(733)	(334)
State income tax	4,747	1,933	(824)
Other	(901)	516	1,060

Total income taxes (benefit)	$36,427	$13,726	$(10,029)

Effective tax rate	33.95%	30.08%	14.47%

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Net operating loss	$66,320	$-
Pension	61,055	63,227
Other	62,940	85,935

Total deferred tax assets	190,315	149,162

Deferred tax liabilities:
Depreciation and plant related	(476,533)	(340,951)
Investment tax credit	(18,089)	(20,518)
Regulatory assets related to income taxes	(42,070)	(45,960)
Other	(128,152)	(126,749)

Total deferred tax liabilities	(664,844)	(534,178)

Net accumulated deferred income tax liabilities	(474,529)	(385,016)
Current accumulated deferred income tax liability	9,783	-

Non-current accumulated deferred income tax liability	$(464,746)	$(385,016)

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended December 31, 2010
(In thousands)

Net change in deferred income tax liability per above table	$89,513
Change in tax effects of income tax related regulatory assets and liabilities	2,294
Tax effect of mark-to-market adjustments	4,891
Tax effect of excess pension liability	4,925
Adjustment for uncertain income tax positions	12,057

Deferred income taxes	$113,680

TNMP

TNMP’s income taxes from continuing operations consist of the following components:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current federal income tax	$3,532	$(25,237)	$17,233
Current state income tax	1,766	1,584	1,609
Deferred federal income tax	4,775	31,664	11,285
Deferred state income tax	(29)	(26)	(18,808)
Amortization of accumulated investment tax credits	-	-	(191)

Total income taxes	$10,044	$7,985	$11,128

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

TNMP’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Federal income tax at statutory rates	$9,109	$7,053	$817
Impairment of goodwill	-	-	12,059
Investment tax credits	-	-	(191)
Reversal of deferred income taxes accrued at prior tax rates	(141)	(141)	(141)
Allowance for funds used during construction	-	-	(10)
State income tax	1,148	1,032	1,045
Texas margin tax and related deferred tax adjustments	-	-	(2,494)
Other	(72)	41	43

Total income taxes	$10,044	$7,985	$11,128

Effective tax rate	38.59%	39.63%	476.65%

The components of TNMP’s net accumulated deferred income tax liability at December 31 were:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Regulatory liabilities related to income taxes	$6,259	$6,682
Other	16,638	16,208

Total deferred tax assets	22,897	22,890

Deferred tax liabilities:
Depreciation and plant related	(103,456)	(96,627)
Stranded costs	(33,287)	(36,266)
Regulatory assets related to income taxes	(11,217)	(11,453)
Other	(15,182)	(15,488)

Total deferred tax liabilities	(163,142)	(159,834)

Net accumulated deferred income tax liabilities	(140,245)	(136,944)
Current accumulated deferred income tax asset	(1,876)	-

Non-current accumulated deferred income tax liability	$(142,121)	$(136,944)

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended December 31, 2010
(In thousands)

Net change in deferred income tax liability per above table	$3,301
Change in tax effects of income tax related regulatory assets and liabilities	(112)
Tax effect of excess pension liability	41
Adjustments for uncertain income tax positions	992
Other	524

Deferred income taxes	$4,746

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

GAAP requires that the Company recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. A reconciliation of unrecognized tax benefits (expenses) is as follows:

	PNMR	PNM	TNMP
	(In thousands)

Balance at December 31, 2007	$18,252	$(247)	$-
Additions based on tax positions related to 2008	(1,111)	316	541
Reductions for tax positions of prior years	(753)	-	-
Settlements	-	-	-

Balance at December 31, 2008	16,388	69	541
Additions based on tax positions related to 2009	6,633	(287)	6,255
Reductions for tax positions of prior years	(430)	-	-
Settlements	-	-	-

Balance at December 31, 2009	22,591	(218)	6,796
Additions based on tax positions related to 2010	13,514	12,136	992
Reductions for tax positions of prior years	-	-	-
Settlements	-	-	-

Balance at December 31, 2010	$36,105	$11,918	$7,788

Included in the balance at December 31, 2010 are $3.5 million and $0.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate for PNMR and PNM. None of TNMP’s unrecognized tax benefits at December 31, 2010 would affect the effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $0.1 million of PNMR’s unrecognized tax expenses, $0.1 million of PNM’s unrecognized tax expenses, and $0.5 million of TNMP’s unrecognized tax benefits will be reduced or settled in 2011 as a result of the conclusion of income tax examinations.

Estimated interest income related to refunds the Company expects to receive is included in Other Income and estimated interest expense and penalties related to potential cash settlements are included in Interest Expense in the Consolidated Statements of Earnings (Loss). Interest income (expense) related to income taxes is as follows:

	PNMR	PNM	TNMP
	(In thousands)

2010	$397	$465	$(8)
2009	$6,418	$7,746	$(6)
2008	$(2,450)	$(4,874)	$537

Accumulated accrued interest receivable (payable) related to income taxes is as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2010:
Accumulated accrued interest receivable	$4,001	$4,001	$-
Accumulated accrued interest payable	$(1,174)	$(23)	$(115)
December 31, 2009:
Accumulated accrued interest receivable	$14,267	$14,267	$-
Accumulated accrued interest payable	$(1,105)	$(23)	$(107)

The Company files a federal consolidated and several consolidated and separate state income tax returns. The tax years prior to 2003 are closed to examination by either federal or state taxing authorities. Tax year 2003 is open for examination only for certain items. Tax year 2004 is closed to examination by federal taxing authorities, but open for some states. Other tax years are open to examination by federal and state taxing authorities. At December

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

31, 2010, the Company has $138.8 million of federal net operating loss carryforwards that expire in 2030 and $21.1 million of federal tax credit carryforwards that expire beginning in 2021.

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

GAAP also requires unrecognized prior service costs and unrecognized gains or losses to be recorded in AOCI and subsequently amortized. The amortization of these incurred costs will ultimately be included as pension and postretirement benefits expenses in subsequent years. To the extent the amortization of these items will ultimately be recovered in future rates, PNM and TNMP records the costs as a regulatory asset or regulatory liability.

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

December 31, 2010, 2009 and 2008

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

In June 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act was enacted. The act contains a provision designed to lower required contributions to pension plans by offering extended amortization methods for shortfalls resulting from recent losses in asset market value. The Company’s pension plans can elect this relief for losses occurring in any two years within the 2009-2011 periods. The Company has elected this relief for year 2009 and 2010 for the PNM Plan and 2010 and 2011 for the TNMP Plan. The impacts of this legislation have been reflected in estimated future contributions to the pension plans.

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

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
	(In thousands)
PBO at beginning of year	$545,747	$491,758	$68,636	$64,028
Service cost	-	-	-	-
Interest cost	34,073	34,439	4,126	4,396
Actuarial (gain) loss	51,379	55,492	5,113	6,181
Benefits paid	(37,742)	(35,942)	(5,615)	(5,969)

PBO at end of year	593,457	545,747	72,260	68,636

Fair value of plan assets at beginning of year	360,854	332,768	57,744	53,424
Actual return on plan assets	51,725	64,028	8,013	10,289
Employer contributions	17,951	-	245	-
Benefits paid	(37,742)	(35,942)	(5,615)	(5,969)

Fair value of plan assets at end of year	392,788	360,854	60,387	57,744

Funded status-asset (liability) for pension benefits	$(200,669)	$(184,893)	$(11,873)	$(10,892)

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The following table presents pre-tax information about prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2010.

	PNM Plan		TNMP Plan
	December 31, 2010		December 31, 2010
	Prior service cost	Net actuarial (gain) loss	Net actuarial (gain) loss
	(In thousands)

Amounts in AOCI not yet recognized in net periodic benefit cost (income) at beginning of year	$(50)	$120,139	$390
Experience loss (gain)	-	37,008	2,894
Regulatory asset (liability) adjustment	504	(21,140)	(2,763)
Amortization recognized in net periodic benefit cost (income)	(140)	(2,854)	-

Amounts in AOCI not yet recognized in net periodic benefit cost (income) at end of year	$314	$133,153	$521

Amortization expected to be recognized in AOCI in 2011	$(140)	$(4,074)	$16

The following table presents the components of net periodic benefit cost (income) recognized in the Consolidated Statements of Earnings (Loss):

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
PNM Plan
Service cost	$-	$-	$-
Interest cost	34,073	34,439	33,268
Expected return on plan assets	(37,354)	(38,763)	(41,345)
Amortization of net (gain) loss	6,450	3,818	1,924
Amortization of prior service cost	317	317	317

Net periodic benefit cost (income)	$3,486	$(189)	$(5,836)

TNMP Plan
Service cost	$-	$-	$-
Interest cost	4,126	4,396	4,243
Expected return on plan assets	(5,794)	(6,093)	(6,635)
Amortization of net (gain) loss	-	-	(146)
Amortization of prior service cost	-	-	-

Net periodic benefit cost (income)	$(1,668)	$(1,697)	$(2,538)

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost (income). Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost (income) would be affected.

	Year Ended December 31,
PNM Plan	2010		2009		2008
Discount rate for determining December 31 PBO	5.72%		6.47%		7.25%
Discount rate for determining net periodic benefit cost (income)	6.47%		7.25%		6.88%
Expected return on plan assets	8.75%		8.75%		8.50%
Rate of compensation increase	N/	A	N/	A	N/	A

TNMP Plan
Discount rate for determining December 31 PBO	5.50%		6.31%		7.25%
Discount rate for determining net periodic benefit cost (income)	6.31%		7.25%		6.72%
Expected return on plan assets	8.75%		8.75%		8.50%
Rate of compensation increase	N/	A	N/	A	N/	A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The change in discount rate resulted in an increase in the PNM and TNMP PBOs of $41.5 million and $5.1 million at December 31, 2010. In addition, the PNM and TNMP PBOs increased by $9.0 million and $0.5 million due to changes in demographics and by $0.9 million and $0.1 million due to changes in the mortality assumption. Changes in the interest crediting assumption resulted in a $0.7 million decrease in the TNMP PBO. These changes are reflected as actuarial (gain) loss above. In 2009, the actuarial (gain) loss included changes in demographics of $9.6 million associated with early retirement of PNM Gas employees transferred to NMGC. Although the transferred employees did not result in a significant reduction in the expected years of future service of present employees covered by the pension plan and, therefore, under GAAP, a curtailment does not occur, GAAP required measuring the effects of the reduction in the work force in the same manner as a curtailment for purposes of determining the gain or loss on the sale of gas operations. This $9.6 million, which is not included in net periodic benefit (income) cost above, was recognized as a loss reducing the gain on the sale of PNM Gas.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The expected long-term rate of return assumption for the PNM and TNMP pension plans compares to the actual return of 14.7% and 14.6% for the year ended December 31, 2010. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2011 net periodic cost to increase $4.4 million and $0.6 million (analogous changes would result from a 1% increase).

The Company’s overall pension investment strategy is to invest in a portfolio that is diversified by asset class and style strategies. The targeted asset allocation is 57.5% equities, 22.5% fixed income, and 20% alternative investments. The objective is over the long term to achieve the actuarial rate of return. Equity securities primarily include investments in large, mid, and small cap domestic companies. The pension has a targeted allocation of 10% to equities of companies domiciled primarily in developed countries outside of the United States. This category comprises of actively managed international and domestic equity securities that are benchmarked against a variety of style indices. Fixed income investments are primarily corporate bonds of companies from diversified industries and government securities. Fixed income mutual funds are funds that attempt to match the duration of the pension liability. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. These funds are structured as multi-strategy multi-manager fund-of-funds to achieve a diversified position in these asset classes. The plans have invested in funds that have investments in a diversified portfolio of assets including commercial property and multi-family housing. The hedge funds pursue various absolute return strategies such as relative value, long-short equity, and event driven. Private equity fund strategies include mezzanine financing, venture capital and buy-outs. See Note 8 for fair value information concerning assets held by the pension plans.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The following pension benefit payments are expected to be paid:

	PNM Plan	TNMP Plan
	(In thousands)

2011	$39,930	$6,341
2012	$40,890	$6,863
2013	$41,794	$5,973
2014	$42,553	$6,290
2015	$43,263	$6,163
Years 2016 – 2020	$222,171	$26,896

There was a significant decline in the general price levels of marketable equity securities held by the pension plans in late 2008 and in early 2009. Such declines have been partially offset by price increases through 2010. PNM and TNMP began making contributions to the pension plans in 2010. Based on current law and estimates of portfolio performance, PNM anticipates making contributions to its pension plan trust of approximately $40.9 million in 2011 and a total of $190.0 million for 2012-2015 and TNMP anticipates making contributions to its pension plan trust of approximately $1.1 million in 2010 and a total of $6.5 million for 2012-2015. These anticipated contributions were developed using a probabilistically weighted average discount rate of 5.20% for the PNM plan and 5.13% for the TNMP plan to determine the projected benefit obligation under the pension plans. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate.

Other Postretirement Benefit Plans

For postretirement benefit plans, the APBO is the actuarial present value as of a date of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to that date.

The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
	(In thousands)

APBO at beginning of year	$122,417	$120,843	$11,554	$10,565
Service cost	419	418	289	259
Interest cost	7,650	7,388	711	733
Participant contributions	1,732	1,706	257	388
Actuarial (gain) loss	(17,952)	16,766	(116)	268
Benefits paid	(9,331)	(9,050)	(543)	(659)
Plan changes	(5,449)	-	-	-
Liability transferred with sale of PNM Gas	-	(15,654)	-	-

APBO at end of year	99,486	122,417	12,152	11,554

Fair value of plan assets at beginning of year	57,126	49,480	7,093	5,692
Actual return on plan assets	9,771	12,044	1,214	1,378
Employer contributions	2,451	2,946	575	294
Participant contributions	1,732	1,706	257	388
Benefits paid	(9,331)	(9,050)	(543)	(659)

Fair value of plan assets at end of year	61,749	57,126	8,596	7,093

Funded status-APBO net (liability)	$(37,737)	$(65,291)	$(3,556)	$(4,461)

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

As a result of the sale of gas operations on January 30, 2009, $15.7 million of the APBO liability was transferred to the purchaser and PNM recognized unamortized prior service costs resulting in a $2.9 million gain, which is not included in net periodic benefit cost below.

The following table presents pre-tax information about prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2010.

	PNM Plan		TNMP Plan
	December 31, 2010		December 31, 2010
	Prior service cost (credit)	Net actuarial (gain) loss	Prior service cost	Net actuarial (gain) loss
	(In thousands)

Amount in AOCI not yet recognized in net periodic benefit cost (income) at beginning of year	$(831)	$4,254	$13	$(97)
Experience loss (gain)	(5,449)	(22,150)	-	(816)
Regulatory asset (liability) adjustment	5,238	21,295	-	799
Amortization recognized in net periodic benefit cost (income)	160	(212)	(1)	4

Amounts in AOCI not yet recognized in net periodic benefit cost (income) at end of year	$(882)	$3,187	$12	$(110)

Amortization expected to be recognized in AOCI in 2011	$102	$(124)	$(1)	$4

The following table presents the components of net periodic benefit cost recognized in the Consolidated Statements of Earnings (Loss):

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
PNM Plan
Service cost	$419	$417	$713
Interest cost	7,650	7,388	8,344
Expected return on plan assets	(5,572)	(5,832)	(6,128)
Amortization of net (gain) loss	5,489	3,290	4,816
Amortization of prior service credit	(4,143)	(4,262)	(5,687)

Net periodic benefit cost	$3,843	$1,001	$2,058

TNMP Plan
Service cost	$289	$260	$284
Interest cost	711	733	716
Expected return on plan assets	(514)	(495)	(486)
Amortization of net (gain) loss	(195)	(265)	(271)
Amortization of prior service cost	60	60	60

Net periodic benefit cost	$351	$293	$303

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The following significant weighted-average assumptions were used to determine the APBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the APBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM Plan	2010		2009		2008
Discount rate for determining December 31 APBO	5.59%		6.42%		7.25%
Discount rate for determining net periodic benefit cost	6.42%		7.25%		6.91%
Expected return on plan assets	8.75%		8.75%		8.50%
Rate of compensation increase	N/	A	N/	A	N/	A
TNMP Plan
Discount rate for determining December 31 APBO	5.59%		6.42%		7.25%
Discount rate for determining net periodic benefit cost	6.42%		7.25%		6.91%
Expected return on plan assets	6.70%		6.70%		6.50%
Rate of compensation increase	N/	A	N/	A	N/	A

At December 31, 2010, the assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations. The change in discount rate resulted in an increase in the PNM and TNMP APBO of $7.4 million and $0.9 million. In addition, the PNM APBO decreased $20.1 million as a result of updated claims assumptions and recent retiree experience. The PNM and TNMP APBO also decreased by $6.4 million and $1.0 million due to changes in demographic experience.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The expected long-term rate of return assumption for the PNM and TNMP postretirement benefit plans compares to the actual return of 17.9% and 16.8% for the year ended December 31, 2010. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2011 postretirement benefit cost to increase $0.6 million and $0.1 million (analogous changes would result from a 1% increase).

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

The following table shows the assumed health care cost trend rates:

	PNM Plan
	December 31,
	2010		2009

Health care cost trend rate assumed for next year	8.0%		8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%		5.0%
Year that the rate reaches the ultimate trend rate	201	7	201	7

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The following table shows the impact of a one-percentage-point change in assumed health care cost trend rates:

	PNM Plan
	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)

Effect on total of service and interest cost	$672	$(581)
Effect on APBO	$6,763	$(5,884)

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

The following other postretirement benefit payments, which reflect expected future service, are expected to be paid:

	PNM Plan	TNMP Plan
	(In thousands)

2011	$6,555	$921
2012	$6,827	$910
2013	$6,996	$899
2014	$7,286	$901
2015	$7,462	$869
Years 2016 – 2020	$39,265	$4,669

PNM expects to make contributions totaling $2.5 million to the PNM postretirement benefit plan in 2011. TNMP expects to make contributions totaling $0.3 million to the TNMP postretirement benefit plan in 2011.

Executive Retirement Programs

For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
	(In thousands)

PBO at beginning of year	$17,004	$16,388	$867	$1,125
Service cost	-	59	-	-
Interest cost	1,054	1,135	52	76
Actuarial gain	473	914	59	(183)
Benefits paid	(1,511)	(1,492)	(94)	(151)

PBO at end of year-funded status	17,020	17,004	884	867
Less current liability	1,478	1,396	89	88

Non-current liability	$15,542	$15,608	$795	$779

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The following table presents pre-tax information about net actuarial loss in AOCI as of December 31, 2010.

	December 31, 2010
	PNM Plan	TNMP Plan
	(In thousands)

Amount in AOCI not yet recognized in net periodic benefit cost at beginning of year	$1,410	$-
Experience loss (gain)	473	59
Regulatory asset (liability) adjustment	(264)	(59)
Amortization recognized in net periodic benefit cost (income)	(31)	-

Amount in AOCI not yet recognized in net periodic benefit cost at end of year	$1,588	$-

Amortization expected to be recognized in AOCI in 2011	$(41)	$-

The following table presents the components of net periodic benefit cost recognized in the Consolidated Statements of Earnings (Loss):

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
PNM Plan
Service cost	$-	$59	$56
Interest cost	1,053	1,135	1,136
Amortization of net loss	71	27	52
Amortization of prior service cost	-	10	13

Net periodic benefit cost	$1,124	$1,231	$1,257

TNMP Plan
Service cost	$-	$-	$-
Interest cost	52	76	75
Amortization of actuarial loss	(4)	-	-
Amortization of prior service cost	-	-	-

Net periodic benefit cost	$48	$76	$75

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM Plan	2010		2009		2008
Discount rate for determining December 31PBO	5.72%		6.47%		7.25%
Discount rate for determining net periodic benefit cost	6.47%		7.25%		6.88%
Long-term rate of return on plan assets	N/	A	N/	A	N/	A
Rate of compensation increase	N/	A	N/	A	N/	A
TNMP Plan
Discount rate for determining December 31PBO	5.50%		6.31%		7.25%
Discount rate for determining net periodic benefit cost	6.31%		7.25%		6.72%
Long-term rate of return on plan assets	N/	A	N/	A	N/	A
Rate of compensation increase	N/	A	N/	A	N/	A

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The change in discount rate resulted in an increase in the PNM and TNMP PBO of $1.0 million and less than $0.1 million at December 31, 2010. The PNM PBO also includes a decrease due to demographic experience of $0.5 million.

The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM Plan	TNMP Plan
	(In thousands)

2011	$1,520	$91
2012	$1,502	$90
2013	$1,485	$89
2014	$1,465	$88
2015	$1,442	$86
Years 2016 – 2020	$6,752	$385

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

A summary of expenses for these other retirement plans is as follows:

	Year ended December 31,
	2010	2009	2008
	(In thousands)
PNMR
401(k) plan	$17,199	$16,743	$16,766
Non-qualified plan	$2,500	$2,073	$(1,444)
PNM
401(k) plan	$12,788	$11,698	$10,844
Non-qualified plan	$1,871	$1,299	$(979)
TNMP
401(k) plan	$3,496	$3,323	$2,869
Non-qualified plan	$478	$405	$(288)

(13)	Stock-Based Compensation Plans

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Performance Equity Plan

The PEP provides for the granting of non-qualified stock options, restricted stock rights, performance shares, performance units, and stock appreciation rights to officers, key employees, and non-employee board members. Generally, the awards vest ratably over three years from the grant date of the award. However, plan provisions provide that upon retirement, participants become 100% vested in stock awards. The total number of shares of PNMR common stock subject to all awards under the PEP may not exceed 12.34 million, subject to adjustment under certain circumstances defined in the PEP. The number of shares of PNMR common stock subject to the grant of restricted stock rights, performance shares and units and stock appreciation rights is limited to 1.56 million shares. Re-pricing of stock options is prohibited unless specific shareholder approval is obtained.

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

Total compensation expense for stock-based payment arrangements recognized by PNMR for the years ended December 31, 2010, 2009, and 2008 was $2.2 million, $2.2 million, and $3.3 million. Of the total expense, $1.5 million, $1.4 million, and $2.4 million was charged to PNM and $0.4 million, $0.5 million, and $0.6 million was charged to TNMP.

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

At December 31, 2010, PNMR had $2.6 million of unrecognized compensation expense related to stock-based payments that is expected to be recognized over a weighted-average period of 1.9 years.

Stock Options

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008

Dividend yield	4.09%	6.27%	6.99%
Expected volatility	41.55%	42.03%	28.33%
Risk-free interest rates	2.13%	1.56%	2.69%
Expected life (years)	4.6	4.5	4.2

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

December 31, 2010, 2009 and 2008

expected future exercising patterns for these same homogeneous groups and both the implied and historical volatility of PNMR’s stock price.

The following table summarizes activity in stock option plans:

	Stock Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contract Life

Outstanding at December 31, 2007	3,264,898	$23.26
Granted	558,261	$11.90
Exercised	(5,001)	$16.13
Forfeited	(19,075)	$26.49
Expired	(73,176)	$22.04

Outstanding at December 31, 2008	3,725,907	$21.54
Granted	790,064	$8.23
Exercised	(6,236)	$10.22
Forfeited	(69,200)	$16.40
Expired	(166,516)	$21.32

Outstanding at December 31, 2009	4,274,019	$19.19
Granted	618,708	$12.23
Exercised	(140,986)	$8.69
Forfeited	(106,966)	$11.02
Expired	(696,513)	$21.26

Outstanding at December 31, 2010	3,948,262	$18.33	$3,951,149	(1)	5.90 years

Exercisable at December 31, 2010	2,924,021	$24.75	$1,614,121		4.95 years

Options available for future grant(2)	4,933,839

(1)	At December 31, 2010, the exercise price of 2,573,408 outstanding stock options is greater than the closing price of PNMR common stock on that date so those options have no intrinsic value.
(2)	Includes shares available for grants of restricted stock.

The following table provides additional information concerning stock option activity:

	Year Ended December 31,
Options for PNMR Common Stock	2010	2009	2008

Weighted-average grant date fair value of options granted	$3.05	$1.63	$1.39
Total fair value of options that vested (in thousands)	$1,393	$1,179	$4,003
Total intrinsic value of options exercised (in thousands)	$525	$15	$15

Restricted Stock and Performance Shares

The PEP allows for the issuance of restricted stock awards. As noted above, “restricted stock” is the name of these awards provided for in the PEP and refers to awards of stock subject to vesting. It does not refer to restricted shares with contractual post-vesting restrictions as defined in GAAP. Compensation expense for restricted stock and performance stock awards was determined based on the market price of PNMR stock on the date of grant reduced by the present value of future dividends, which will not be received during the vesting period, applied to the total number of shares that were anticipated to fully vest with the following weighted-average assumptions:

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
Expected quarterly dividends per share	$0.125	$0.125	$0.23
Risk-free interest rate	1.49%	3.11%	2.93%

The following table summarizes nonvested restricted stock activity for the year ended December 31, 2010:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at beginning of period	193,941	$11.62
Granted	158,375	$9.26
Vested	(96,255)	$14.18
Forfeited	(19,040)	$8.59

Nonvested at end of period	237,021	$9.24

The following table provides additional information concerning restricted stock activity:

	Year Ended December 31,
Nonvested Restricted Stock	2010	2009	2008

Weighted-average grant date fair value of shares granted	$9.26	$7.81	$11.50
Total fair value of shares that vested (in thousands)	$1,365	$1,900	$2,365

During 2009 and 2010, the Company issued performance share agreements to certain executives that are based upon the Company achieving specified performance targets for those respective years. In addition during 2009, the Company issued performance share agreements that are based upon achieving specific performance targets for the period 2009 through 2011. The determination of the number of shares ultimately issued depends on the levels at which the performance criteria are achieved and cannot be determined until after the performance periods end. For the targets based only on 2009 performance, the optimal level was attained resulting in 102,375 shares being awarded in 2010, which will vest through 2013 and are included in the number of shares granted in the above table. Excluded from the above table are maximums of 94,681 shares for the targets based only on 2010 performance and 37,538 shares for the targets based on the period 2009 through 2011 performance that would be issued if all performance criteria are achieved and all executives remain eligible.

ESPP

PNMR terminated the ESPP effective June 30, 2009. Under the ESPP, employees were allowed to purchase shares of PNMR’s common stock at a 5% discount from the market price. The ESPP was not considered to be a compensatory plan. See Note 6.

(14)	Construction Program and Jointly-Owned Electric Generating Plants

Joint Projects

PNMR’s construction expenditures for 2010 were $281.5 million. TNMP does not participate in the ownership or operation of any generating plants, but incurred construction expenditures of $41.0 million during 2010.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

PNM’s construction expenditures for 2010 were $226.8 million, including expenditures on jointly-owned projects. Under the agreements for the jointly-owned projects, PNM has an undivided interest in each asset and liability of the project and records its pro-rata share of each item in the corresponding asset and liability account on PNM’s Consolidated Balance Sheets. Likewise, PNM records its pro-rata share of each item of operating and maintenance expenses for its jointly-owned plants within the corresponding operating expense account in its Consolidated Statements of Earnings.

At December 31, 2010, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation	Construction Work in Progress	Composite Interest
	(In thousands)

SJGS (Coal)	$937,639	$(399,145)	$10,470	46.30%
PVNGS (Nuclear) (1)	$442,005	$(114,319)	$43,151	10.20%
Four Corners Units 4 and 5 (Coal)	$152,408	$(102,332)	$3,197	13.00%
Luna (Gas)	$57,132	$(10,457)	$453	33.33%

(1)	Includes interest in PVNGS Unit 3, interest in common facilities for all PVNGS units, and owned interests in PVNGS Units 1 and 2.

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

Operation of each of the three PVNGS units requires an operating license from the NRC. The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987. The full power operating licenses, each valid for a period of 40 years, authorize APS, as operating agent for PVNGS, to operate the three PVNGS units. On December 15, 2008, APS, on behalf of the PVNGS participants applied for renewed operating licenses for the PVNGS Units for a period of 20 years beyond the expirations of the current licenses. The current NRC schedule for the applications estimates that a final NRC decision will be issued in April 2011. APS is making preparations to secure resources necessary to operate the plant for the period of extended operation, including the execution in April 2010 of a Municipal Effluent Purchase and Sale Agreement that provides effluent water rights necessary for cooling purposes at PVNGS through 2050.

Four Corners Power Plant

PNM is a participant in two units of Four Corners with APS (the operating agent), EPE, SRP, SCE, and Tucson. PNM has a 13.0% undivided interest in Units 4 and 5 of Four Corners. The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government. APS, on behalf of the Four Corners participants, has negotiated amendments to an existing facility lease with the Navajo Nation which would extend the Four Corners leasehold interest to 2041. The execution of these amendments by the Navajo Nation requires the approval of the Navajo Nation Council, which occurred on February 15, 2011 and is awaiting final signature by the Nation’s President. The effectiveness of the amendments also requires the approval of the DOI, as

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

does a related federal rights-of-way grant which the Four Corners participants will pursue.

Luna Energy Facility

Luna is a combined-cycle power plant near Deming, New Mexico. Luna is owned 33.3% by PNM, 33.3% by Tucson and 33.3% by Freeport McMoran. Prior to July 2009, Luna was operated as a PNM wholesale facility and PNM’s 190-megawatt share of its power was sold to wholesale electric customers in the Southwest. Beginning in July 2009, Luna is included in rates subject to the jurisdiction of the NMPRC. See Note 17. The operation and maintenance of the facility has been contracted to North American Energy Services.

Construction Program

The Company anticipates making substantial capital expenditures for the construction and acquisition of utility plant and other property and equipment. A summary of the budgeted construction expenditures, including expenditures for jointly-owned projects, renewable energy projects, and nuclear fuel, is as follows:

	2011	2012	2013	2014	2015	Total
			(In millions)
PNM	$278.4	$191.8	$173.6	$175.9	$172.7	$992.4
TNMP	71.8	61.4	57.4	64.1	62.8	317.5
Other	18.5	16.4	17.6	17.1	16.9	86.5

Total PNMR	$368.7	$269.6	$248.6	$257.1	$252.4	$1,396.4

(15)	Asset Retirement Obligations

The ARO is recorded based on the determination of underlying assumptions, such as the Company’s discount rate, estimates of the future costs for decommissioning, and the timing of the removal activities to be performed. Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified. A reconciliation of ARO is as follows:

	PNMR	PNM	TNMP
	(In thousands)

Liability at December 31, 2007 (1)	$66,649	$65,908	$662
Liabilities incurred	548	548	-
Liabilities settled	(49)	(42)	(7)
Accretion expense	4,928	4,866	56
Revisions to estimated cash flows(2)	(8,401)	(8,401)	-

Liability at December 31, 2008(1)	63,675	62,879	711
Liabilities incurred	3,464	3,464	-
Liabilities settled	(8)	(8)	-
Accretion expense	5,751	5,683	60
Revisions to estimated cash flows (2)	(1,919)	(1,919)	-

Liability at December 31, 2009	70,963	70,099	771
Liabilities incurred	532	531	-
Liabilities settled	(603)	(413)	(190)
Accretion expense	6,019	5,945	67
Revisions to estimated cash flows (2)	(274)	(274)	-

Liability at December 31, 2010	$76,637	$75,888	$648

(1)	ARO for PNMR and PNM includes $0.2 million and $0.2 million at December 31, 2008 and 2007 for PNM Gas, which is reflected as discontinued operations.
(2)	Based on studies to estimate amount and timing of future ARO expenditures.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

PNM funded an additional $3.0 million, $3.0 million, and $3.5 million for the years ended December 31, 2010, 2009, and 2008 into the qualified and non-qualified trust funds. The estimated market value of the trusts at December 31, 2010 and 2009 was $156.9 million and $137.0 million.

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance under the contract. In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE’s delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. APS pursued a damages claim for costs incurred through December 2006 in a trial that began on January 28, 2009. On June 18, 2010, the court awarded APS and the other PVNGS owners, including PNM, $30.2 million. PNM’s $3.1 million share of this amount has been received and was recorded as a $2.1 million reduction of cost of energy and a $1.0 million reduction of utility plant. PNM currently estimates that it will incur approximately $46.1 million (in 2007 dollars)

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

over the current life of PVNGS for its share of the fuel costs related to the on-site interim storage of spent nuclear fuel during the operating life of the plant. PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is burned. At December 31, 2010 and December 31, 2009, PNM had $14.8 million and $15.0 million recorded as a liability on its Consolidated Balance Sheets for interim storage costs.

The Clean Air Act

Regional Haze

The EPA has established rules addressing regional haze and guidelines for BART determinations. The rules call for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas. In particular, the rules define how an SO2 emissions trading program developed by the Western Regional Air Partnership, a voluntary organization of western states, tribes and federal agencies, can be used by western states. New Mexico will be participating in the SO2 program, which is a trading program that will be implemented if SO2 reduction milestones, which have been proposed but not yet finalized, are not met.
SJGS

In November 2006, the NMED requested a BART analysis for NOx and particulates for each of the four units at SJGS. PNM submitted its analysis to the NMED in June 2007, recommending against installing additional pollution control equipment on any of the SJGS units beyond those planned at that time, the installation of which was completed in March 2009. PNM subsequently provided additional data in response to requests from the NMED. On June 21, 2010, the NMED filed its proposed regional haze SIP with the EIB. The NMED filing included a finding by the NMED that BART for NOx at SJGS is a technology known as “selective catalytic reduction” (“SCR”) plus “sorbent injection.” PNM disagreed with this BART determination.

As part of its 2007 submission, PNM analyzed SCR and concluded it was not appropriate as BART. PNM estimates that the cost of installation of the SCR technology at SJGS would be approximately $750 million to $1 billion for the entire station, of which PNM’s share would be approximately 46.3% based on its SJGS ownership percentage. In its filing, the NMED stated that it did not necessarily agree with PNM’s estimate and that it expected the actual costs for SCR technology to be lower than PNM’s estimate. PNM estimates installation of the sorbent injection technology would be an additional cost of approximately $40 million for the entire station. These technologies would also increase operating costs at SJGS. NMED withdrew its petition for adoption of the regional haze SIP on December 17, 2010.

The EPA is subject to a consent decree that required it to issue a proposed FIP for certain states, including New Mexico, for regional haze mitigation by November 11, 2010, later extended to December 22, 2010, if no proposed SIP had been submitted. EPA Region 6 issued a proposed Interstate Transport FIP on December 20, 2010. The proposed FIP included a BART determination for NOx controls at SJGS that requires SCR installation on all four units within three years of the final order, rather than the five-year implementation schedule the regional haze rules generally allow and that EPA proposed for Four Corners. The proposed FIP does not require sorbent injection. The FIP provides for a proposed emission limit for NOx at SJGS of 0.05 pounds per MMBTU, whereas the EPA’s proposed emission limit for NOx at Four Corners is 0.098 pounds per MMBTU. The EPA process includes a sixty day public comment period, which will end on March 21, 2011, unless extended. The consent decree requires a final approved SIP or FIP for New Mexico by May 11, 2011; however, on January 14, 2011, the U.S. District Court granted a joint motion to modify the consent decree to extend the final approval deadline to June 21, 2011.

PNM intends to provide comments to the EPA and vigorously contest the proposed FIP. PNM is unable to predict if the EPA will issue the final FIP, in its current form or in a modified form. If the final FIP requires SCR technology, PNM will likely appeal the FIP in the court system. However, an appeal would not stop the implementation timeframe unless a court issued a stay. As stated above, PNM believes that SCR technology is not appropriate for BART at SJGS and that the recently installed pollution control equipment provides reasonable progress toward visibility improvements required under the EPA rules. In the event a final FIP is issued in the form

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

of the proposed FIP, PNM believes that it would be extremely difficult to install SCR technology on all four units at SJGS within the three year timeframe. If a three year installation timeframe is ultimately required, PNM and the other owners of SJGS will have to evaluate their options, which could include shutting down part of SJGS during a portion of the installation process. No decisions have been made at this time and decisions can only be made after final rules are adopted and alternatives are analyzed.

PNM would seek recovery from its ratepayers of all costs that may ultimately be incurred as a result of the final FIP. While PNM cannot accurately predict the impact of these requirements on PNM’s ratepayers until requirements, if any, are finalized, it estimates that the installation of SCR controls would cost the average residential PNM customer about $82 for the first year with slowly declining costs for an estimated 20 years and that costs to businesses would be higher.

On January 19, 2011, multiple parties filed with the EPA a notice of intent to sue under the Clean Air Act for the EPA’s failure to promulgate a FIP within two years of a finding that certain states, including New Mexico, had failed to make all or part of a required regional haze SIP submittal. The notice alleges that the deadline for final promulgation of regional haze FIPs or full approval of regional haze SIPs was January 15, 2011. The same parties also filed a separate notice of intent to sue under the Clean Air Act for EPA’s failure to take final action on SIP submissions by multiple states, including New Mexico, within 18 months of receipt of submission.

PNM is unable to predict the ultimate outcome of these matters or what, if any, additional pollution control equipment will ultimately be required for SJGS. If additional equipment is required and/or final requirements result in additional operating costs to be incurred, PNM believes such costs should be recoverable through the ratemaking process and would seek recovery of them. However, PNM can provide no assurance that all such amounts will be recovered from ratepayers. It is possible that requirements to comply with the final BART determinations, combined with the financial impact of possible future climate change regulation or legislation, if any, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability of individual participants to continue participation in the plant.

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

On October 6, 2010, the EPA issued its proposed BART determination for Four Corners. The rule, as proposed, would require the installation of SCR as post-combustion controls on each of Units 1-5 at Four Corners to reduce nitrogen oxides emissions. As previously disclosed, PNM’s total costs could be up to approximately $69.0 million for post-combustion controls at Four Corners Units 4 and 5. PNM would seek recovery from its ratepayers of all costs that may ultimately be incurred. The EPA proposed a 10% stack opacity limitation for all five units and a 20% opacity limitation on certain fugitive dust emissions, although the proposed fugitive dust provision is unrelated to BART.

On November 24, 2010, APS submitted a letter to the EPA proposing an alternative to the EPA’s October BART proposal. Specifically, APS proposed to close Four Corners Units 1, 2, and 3 (PNM has no ownership interest in Four Corners Units 1, 2, and 3) by 2014 and to install post-combustion pollution controls for NOx on Units 4 and 5 by the end of 2018, provided that the EPA agrees to a contemporaneous resolution of Four Corners’ obligations or liability, if any, under the regional haze and reasonably attributable visibility impairment programs, the NSR program, and NSPS programs of the Clean Air Act.

On February 10, 2011, the EPA signed a Supplemental Notice Requesting Comment, related to the BART rulemaking for Four Corners. In the Supplemental Notice, the EPA proposed to find that a different alternative emission control strategy, based upon APS’s November 2010 proposal, would achieve more progress than the EPA’s October 2010 BART proposal. The Supplemental Notice proposes that Units 1, 2, and 3 would close by

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

2014, post-combustion pollution controls for NOx would be installed on Units 4 and 5 by July 31, 2018, and the NOx emission limitation for Units 4 and 5 would be 0.098 lbs/MMBtu, rather than the 0.11 lbs/MMBtu proposed by the EPA in October 2010. The EPA extended the comment deadline for both the October 2010 proposal and the Supplemental Notice to May 2, 2011. APS is currently evaluating both proposals and will be providing comments to the EPA on both.

In addition, on February 16, 2010, a group of environmental organizations filed a petition with the DOI and DOA requesting those agencies to certify to the EPA that visibility impairment in sixteen national park and wilderness areas is reasonably attributable to emissions from Four Corners and other plants. If the agencies certify impairment, the EPA is required to evaluate and, if necessary, determine BART for Four Corners under a different haze program known as “Reasonably Attributable Visibility Impairment.” On January 19, 2011, a similar group of environmental organizations filed a lawsuit against the DOI and DOA, alleging among other things that the agencies failed to act on the February 2010 petition “without unreasonable delay” and requesting the court to order the agencies to act on the petition within 30 days. APS is currently evaluating the potential impact of this lawsuit.

The Four Corners participants’ obligations to comply with the EPA’s final BART determinations, coupled with the financial impact of future climate change legislation, other environmental regulations, the result of the lawsuit mentioned above and other business considerations, could jeopardize the economic viability of Four Corners or the ability of individual participants to continue their participation in Four Corners.

PNM is currently evaluating the impacts of EPA’s proposed BART determination for Four Corners. As proposed, the participant owners of Four Corners will have five years after the EPA issues its final determination to achieve compliance with the BART requirements. PNM is unable to predict the ultimate outcome of this matter.

Ozone Non-Attainment

In March 2009, the NMED published its draft recommendation of area designations for the 2008 revised ozone national ambient air quality standard. The draft recommended that San Juan County, New Mexico be designated as non-attainment for ozone. SJGS is situated in San Juan County. However, the NMED subsequently determined that the monitor indicating high ozone levels was not reliable and did not recommend to the EPA that San Juan County be designated as non-attainment. On January 6, 2010, the EPA announced it would strengthen the 8-hour ozone standard by setting the standard in a range of 0.060-0.070 parts per million (“ppm”). It is uncertain when the EPA will make its final determination. If EPA sets the standard at 0.070 ppm, San Juan County and Dona Ana County, New Mexico may be designated as non-attainment for ozone. If the standard is set lower than 0.070 ppm, other counties in the state, including Bernalillo County, New Mexico, may be designated as non-attainment. A non-attainment designation for Bernalillo County could result in the requirement to reduce NOx emissions from Reeves Station by 2014, and a non-attainment designation for San Juan County could result in the requirement to reduce NOx emissions from SJGS by 2014. The Company cannot predict the outcome of this matter or if additional NOx controls would be required as a result of ozone non-attainment designation.

Citizen Suit Under the Clean Air Act

The operations of the SJGS are covered by a Consent Decree with the Grand Canyon Trust and Sierra Club and with the NMED that includes a provision whereby stipulated penalties are assessed for non-compliance with specified emissions limits. Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS’s emissions performance for each quarter. As of December 31, 2008, PNM’s share of the total amount of stipulated penalties was $3.4 million, which had been deposited into the escrow account and was paid in 2009. As required by the Consent Decree, PNM submitted reports addressing mercury emission controls for SJGS. Plaintiffs and NMED rejected PNM’s reports. PNM disputes the validity of the rejection of the reports. On May 17, 2010, PNM filed a petition with the federal district court seeking a judicial determination on the dispute relating to PNM’s mercury controls. NMED and plaintiffs seek to require PNM to implement mercury controls that PNM estimates would increase annual operating costs for the entire station by as much as $42 million. The court held a status conference on November 29, 2010 for purposes of establishing the appropriate process for resolution of the

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

outstanding disputes related to this matter and to discuss other issues raised in PNM’s petition. An order from the court is pending. PNM cannot predict the outcome of these disputes.

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

In 2000, the Navajo Tribal Council approved operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. APS believes the Navajo Nation exceeded its authority when it adopted the operating permit regulations. Each of the Four Corners participants filed a petition with the Navajo Nation Supreme Court for review of the operating permit regulations. Those proceedings have been stayed, pending the outcome of the settlement negotiations mentioned above.

In May 2005, APS and the Navajo Nation signed a Voluntary Compliance Agreement (“VCA”) resolving the dispute regarding the Navajo Nation Air Pollution Prevention and Control Act. As a result of this agreement, APS sought, and the courts granted, dismissal of the pending litigation in the Navajo Nation Supreme Court and the Navajo Nation District Court, to the extent the claims relate to the Clean Air Act. The agreement does not address or resolve any dispute relating to other aspects of the Navajo Acts.

The Company cannot currently predict the outcome of these matters.

Section 114 Request

On April 6, 2009, APS received a request from the EPA under Section 114 of the Clean Air Act seeking detailed information regarding projects at and operations of Four Corners. This request is part of an enforcement initiative that the EPA has undertaken under the Clean Air Act. The EPA has taken the position that many utilities have made certain physical or operational changes at their plants that should have triggered additional regulatory requirements under the NSR provisions of the Clean Air Act. Other electric utilities have received and responded to similar Section 114 requests, and several of them have been the subject of notices of violation and lawsuits by the EPA. APS has responded to the EPA’s request. The Company is currently unable to predict the timing or content of EPA’s response, if any, or any resulting actions.

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

Endangered Species Act

On January 30, 2011, the Center for Biological Diversity, Dine Citizens Against Ruining Our Environment, and San Juan Citizens Alliance filed a lawsuit against the Office of Surface Mining Reclamation and Enforcement (“OSM”) and the DOI, alleging that OSM failed to engage in mandatory Endangered Species Act (“ESA”)

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

consultation with the Fish and Wildlife Service prior to authorizing the renewal of an operating permit for the mine that serves Four Corners. The lawsuit alleges that activities at the mine, including mining and the disposal of coal combustion residue, will adversely affect several endangered species and their critical habitats. The lawsuit requests the court to vacate and remand the mining permit and enjoin all activities carried out under the permit until OSM has complied with the ESA. Neither APS nor PNM is a party to the lawsuit. APS is evaluating the lawsuit to determine its potential impact on Four Corners operations.

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

Coal Combustion Waste Disposal

Regulation

SJCC currently disposes of CCBs consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant. SJGS does not operate any CCB impoundments. The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department currently regulates mine placement of ash at the mine with federal oversight by the U.S. Department of Interior’s Office of Surface Mining (“OSM”). APS currently disposes of CCBs in ash ponds and dry storage areas at Four Corners, and also sells a portion of its fly ash for beneficial uses, such as a constituent in concrete production. Ash management at the Four Corners plant is regulated by the EPA and the New Mexico State Engineer’s Office.

On May 4, 2010, the EPA issued a proposed rulemaking to regulate CCBs. The proposal asks for public comment on two approaches for regulating CCBs. One option is to regulate CCBs under Subtitle C of the RCRA as a hazardous waste which allows the EPA to create a comprehensive federal program for waste management and disposal of CCBs. The other option is to regulate CCBs under RCRA Subtitle D as a non-hazardous waste. This provides the EPA with the authority to develop performance standards for waste management facilities handling the CCBs and would be enforced primarily through citizen suits. Both options allow for continued use of CCBs in beneficial applications. EPA’s proposal does not address the placement of CCBs in surface mine pits for reclamation. The EPA has indicated that it will work with the OSM to develop federal regulations for placement of CCBs in minefill operations. The proposed rule also states that the EPA and OSM will consider the recommendations of the National Research Council, which, at the direction of Congress, studied the health, safety and environmental risks associated with the placement of CCBs in U.S. coal mines. The 2006 report concluded that the “placement of coal combustion residues in mines as part of coal mine reclamation may be an appropriate option for the disposal of this material.” On June 21, 2010, the EPA published the proposed rule in the Federal Register. The public comment period on the proposed rule ended November 19, 2010.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Sierra Club Allegations

In December 2009, PNM and PNMR received a Notice of Intent to Sue (“RCRA Notice”) under the RCRA from the Sierra Club. The RCRA Notice was also sent to all SJGS owners, to SJCC, which operates the San Juan Mine that supplies coal to SJGS, and to BHP. Additionally, PNM was informed that SJCC and BHP received a separate notice of intent to sue under the Surface Mine Control and Reclamation Act (“SMCRA”) from the Sierra Club. On April 8, 2010, the Sierra Club filed suit in the U.S. District Court for the District of New Mexico against PNM, PNMR, SJCC, and BHP. In the suit, the Sierra Club alleges that activities at SJGS and the San Juan Mine are causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCBs at the San Juan Mine constitutes “open dumping” in violation of RCRA. The claims under RCRA are asserted with respect to PNM, PNMR, SJCC and BHP. The suit also includes claims under SMCRA, which are directed only against SJCC and BHP. The complaint requests judgment for the following relief: an injunction requiring the parties to undertake certain mitigation measures with respect to the placement of CCBs at the mine or to cease placement of CCBs at the mine; the imposition of civil penalties; and an award of plaintiff’s attorney’s fees and costs. On July 10, 2010, the Sierra Club filed an amended complaint that corrected some technical deficiencies in its original complaint. The factual allegations remained the same. The parties have agreed to a stay of the action, which the Court entered on August 27, 2010, to allow the parties to try to address Sierra Club’s concerns. If the parties are unable to settle the matter, PNM is prepared to aggressively defend its position in the RCRA litigation. PNM and PNMR cannot predict the outcome of this matter at the present time.

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

Other Commitments and Contingencies

Coal Supply

The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP Billiton. SJCC holds certain federal, state, and private coal leases under an underground coal sales agreement pursuant to which it will supply processed coal for operation of the SJGS through 2017. The coal agreement is a cost plus contract. SJCC is reimbursed for all costs for mining and delivering the coal plus an allocated portion of administrative costs. In addition, SJCC receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. The coal agreement contemplates the delivery of approximately 48 million tons of coal during its remaining term, which would supply substantially all the requirements of the SJGS through approximately 2017.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

APS purchases all of Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation. The Four Corners coal contract runs through 2016. APS is currently in discussions with the coal supplier regarding post-2016 coal supply for Four Corners. The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government.

In 2009, PNM completed a comprehensive review of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal. Based on this study, PNM revised its estimates of the final reclamation costs. In 2010, this study was updated. In July 2010, the mining contract for Four Corners was restructured with pricing to be determined using an escalating base-price. The estimate for decommissioning the Four Corners mine was also revised in 2010. Based on the most recent estimates, the final costs of mine reclamation, net of contract buyout costs paid to SJCC and reclamation payments made through December 31, 2010, are estimated to be $141.5 million for the surface mines at both SJGS and Four Corners and $21.7 million for the underground mine at SJGS, in future dollars. During the years ended December 31, 2010, 2009, and 2008, PNM made payments of $5.1 million, $7.6 million, and $12.7 million against the surface mine liability. As of December 31, 2010 and 2009, obligations of $25.0 million and $26.6 million for surface mine reclamation and $2.8 million and $2.3 million for underground mining activities were recognized on PNM’s Consolidated Balance Sheets.

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

PVNGS Liability and Insurance Matters

The PVNGS participants have insurance for public liability exposure for a nuclear incident up to $12.6 billion per occurrence. As required by the Price Anderson Nuclear Industries Indemnity Act, the PVNGS participants maintain the maximum available nuclear liability insurance in the amount of $375 million, which is provided by commercial insurance carriers. The remaining balance of $12.2 billion is provided through a mandatory industry wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. The maximum assessment per reactor under the program for each nuclear incident is $117.5 million, subject to an annual limit of $17.5 million per incident, to be periodically adjusted for inflation. Based on PNM’s 10.2% interest in the three PVNGS units, PNM’s maximum potential assessment per incident for all three units is $36.0 million, with an annual payment limitation of $5.4 million.

The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. PNM and certain other participants have also secured insurance against portions of any increased cost of generation or purchased power and business interruption resulting from a sudden and unforeseen accidental outage of any of the three units. The property damage, decontamination, and replacement power coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). PNM is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount of each retrospective assessment PNM could incur under the current NEIL policies totals $5.8 million for each retrospective assessment declared by NEIL’s Board of Directors due to losses. The insurance coverage discussed in this and the previous paragraph is subject to policy conditions and exclusions.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Natural Gas Supply

PNM Gas contracted for the purchase of gas primarily to serve its retail customers. The majority of these contracts were short-term in nature, supplying the gas needs for the current heating season and the following off-season months. The price of gas was a pass-through, whereby PNM Gas recovered 100% of its cost of gas. There was also occasion for PNM Gas to purchase gas to source off-system sales. As discussed in Note 2, PNM completed the sale of PNM Gas on January 30, 2009 at which time all commitments for PNM Gas future gas purchases were assumed by the buyer.

PNM Electric procures gas supplies for its power plants from third-party sources and contracts with third party transportation providers, including NMGC (PNM Gas through January 29, 2009).

Water Supply

Because of New Mexico’s arid climate and periodic drought conditions, there is a growing concern in New Mexico about the use of water for power plants. PNM has secured water rights in connection with the existing plants at Afton, Luna, and Lordsburg. Water availability does not appear to be an issue for these plants at this time.

The “four corners” region of New Mexico, in which SJGS and Four Corners are located, experienced drought conditions during 2002 through 2004 that could have affected the water supply for PNM’s generation plants in that region. In future years, if adequate precipitation is not received in the watershed that supplies the four corners region, the plants could be impacted. Consequently, PNM, APS, and BHP Billiton have undertaken activities to secure additional water supplies for SJGS, Four Corners, and related mines. PNM has reached an agreement for a voluntary shortage sharing agreement with tribes and other water users in the San Juan Basin for a term ending December 31, 2012. Further, PNM and BHP Billiton have reached agreement on a long-term supplemental contract relating to water for SJGS with the Jicarilla Apache Nation that ends in 2016. APS is continuing to work with area stakeholders to implement agreements to minimize the effect, if any, on future operations of Four Corners. Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how regulations and legislation may impact the Company’s situation in the future, should the shortages occur in the future.

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

December 31, 2010, 2009 and 2008

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

The federal government appealed this matter to the U.S. Court of Appeals for the Federal Circuit and Plaintiffs cross-appealed. On October 21, 2009, the Federal Circuit issued its opinion, affirming in part and reversing in part the decision of the Court of Claims, resulting in an award to the Plaintiffs of $9.7 million. The appeal period expired in January 2010. A final judgment order was entered for $9.7 million, which amount was received in April 2010. PNM recorded the amount, net of legal expenses of $1.2 million, as other income in 2010.

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

December 31, 2010, 2009 and 2008

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

On January 15, 2010, PNM transferred the cash payment, which was included in special deposits, to an escrow account established by the California Parties. Pursuant to the Settlement Agreement, the receivables and the cash payment have been or will be distributed to the California Parties and other entities that purchased electricity through the Cal ISO and Cal PX during the relevant time period as settlement funds in accordance with the terms and conditions of the Settlement Agreement. Upon receiving FERC approval of the Settlement Agreement, the special deposit, assigned receivables, and current liability were removed from the Consolidated Balance Sheets of PNMR and PNM.

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

December 31, 2010, 2009 and 2008

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

Transmission Issues

On November 24, 2009, FERC issued Order 729 approving two Modeling, Data, and Analysis Reliability Standards (“Reliability Standards”) submitted by NERC – MOD-001-1 (Available Transmission System Capability) and MOD-029-1 (Rated System Path Methodology). Both MOD-001-1 and MOD-029-1 require a consistent approach, provided for in the Reliability Standards, to measuring the total transmission capability (“TTC”) of a transmission path. The TTC level established using the two Reliability Standards could result in a reduction in the available transmission capacity currently used by PNM to deliver generation resources necessary for its jurisdictional load and for fulfilling its obligations to third-party users of the PNM transmission system. PNM continues to evaluate its transmission system under the provisions of the two Reliability Standards and consult with other transmission facility owners with whom PNM is interconnected to determine the impact on the capability of its transmission system. PNM is unable to predict the outcome of this matter.

On April 20, 2010, Cargill Power Markets, LLC (“Cargill”) filed a complaint with FERC, asserting that PNM improperly processed its transmission service queue and unfairly invalidated a transmission service request by Cargill. On July 29, 2010, FERC issued an order and established a schedule for hearing and settlement procedures. In its order, FERC determined that PNM had improperly invalidated a single Cargill transmission service request submitted on February 21, 2008 and set the issue for hearing to determine an appropriate remedy. However, the hearing is being held in abeyance by FERC to provide time for settlement negotiations under the oversight of a FERC settlement judge. On September 27, 2010, FERC granted rehearing for further consideration. On January 13, 2011, PNM and Cargill filed a settlement agreement with FERC in which PNM agreed to pay Cargill $0.2 million and put Cargill’s transmission service request back into the queue. The settlement also left Cargill’s and PNM’s rehearing requests in place before FERC. FERC has not yet acted upon the requests for rehearing or settlement and they remain pending further decision. PNM is unable to predict the final outcome of this matter at FERC.

(17)	Regulatory and Rate Matters

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

PNM

2007 Electric Rate Case

On February 21, 2007, PNM filed a general electric rate case (“2007 Electric Rate Case”) requesting the NMPRC approve an increase in service fees to all of PNM’s retail customers except those formerly served by TNMP. The request was designed to provide PNM’s electric utility an opportunity to earn a 10.75 percent return on equity. The application also requested authorization to implement a FPPAC through which changes in the cost of fuel and purchased power, above or below the costs included in base rates, are passed through to customers on a monthly basis. On April 24, 2008, the NMPRC issued a final order that resulted in a revenue increase of $34.4 million effective May 1, 2008. The rate increase provides for a 10.1 percent return on equity. The NMPRC disallowed recovery of costs associated with the RECs used to meet the New Mexico RPS that were being deferred as regulatory assets and ruled that recovery of surface coal mine decommissioning costs be capped at $100 million. The order resulted in PNM being unable to assert it is probable, as defined under GAAP, that the costs previously deferred on PNM’s balance sheet will be recoverable through future rates charged to its customers. Accordingly, in 2008, PNM recorded regulatory disallowances for pre-tax write offs of $19.6 million for coal mining decommissioning costs and $10.6 million for deferred REC costs. PNM appealed the NMPRC’s treatment of coal mine decommissioning and the RECs to the New Mexico Supreme Court. PNM later dismissed its appeal of the treatment of the REC costs and the New Mexico Supreme Court affirmed the NMPRC order on coal mine decommissioning concluding this matter.

Emergency FPPAC

In March 2008, PNM and the IBEW filed a joint motion in the 2007 Electric Rate Case requesting NMPRC authorization to implement an Emergency FPPAC on an interim basis, which was approved in May 2008, with certain modifications. PNM implemented the Emergency FPPAC from June 2, 2008 through June 30, 2009.

The ABCWUA and the NMIEC filed notices of appeal to the New Mexico Supreme Court seeking to vacate the NMPRC order approving the Emergency FPPAC. On March 19, 2010, the New Mexico Supreme Court affirmed the NMPRC order approving the Emergency FPPAC.

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

The NMPRC order approving the Emergency FPPAC also provided that if PNM’s base load generating units did not operate at or above a specified capacity factor and PNM was required to obtain replacement power to serve jurisdictional customers, PNM would be required to make a filing with the NMPRC seeking approval of the replacement power costs. In its required filing, PNM stated that the costs of the replacement power amounting to $8.0 million were prudently incurred and made a motion that they be approved. The NMPRC staff opposed PNM’s motion and recommended that PNM be required to refund the amount collected. On January 12, 2010, the NMPRC directed the Emergency FPPAC auditor to investigate whether the replacement power costs were prudently incurred. The order also directed PNM to file a response to the auditors’ report, to provide certain additional information, and to show cause why it should not be fined for recovering replacement power costs without prior NMPRC approval. PNM filed its response to the order on February 12, 2010. On February 19, 2010, the auditor’s report on replacement power costs was submitted to the NMPRC. The report concluded that the methodology used to estimate the cost of replacement power was reasonable, that PNM purchased power at the lowest reasonable cost, and that outage planning and scheduling and plant operations were reasonable. These findings are subject to NMPRC review and approval. On April 12, 2010, the NMPRC staff filed a request for a hearing on whether the replacement power costs should be approved and whether any penalty should be imposed, to which PNM responded. PNM continues to assert that its recovery of replacement power costs was proper and did not violate the NMPRC’s order. If the

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

stipulation in the 2010 Electric Rate Case discussed below is approved by the NMPRC, the parties to the stipulation, including the NMRPRC staff, will jointly request that the NMPRC take no further action in this matter and close the docket. PNM is unable to predict the outcome of this matter.

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

On March 6, 2009, PNM, the NMPRC staff, and most of the intervening parties filed a stipulation to resolve all issues in the case, including the approval of the Resource Stipulation described below. No party opposed the stipulation. The stipulation, as amended, was approved by the NMPRC on June 18, 2009 and provided for an increase in annual non-fuel revenues of $77.1 million, of which 65% was implemented on July 1, 2009 and the remaining 35% was implemented on April 1, 2010. As an offset to the non-fuel revenue increase, PNM implemented a credit to customers totaling $26.3 million, representing the amount of revenues from past sales of SO2 allowances. This amount is being credited to ratepayers over 21 months beginning July 1, 2009. The crediting mechanism will also be used to credit customers with revenues received by PNM from future sales of SO2 allowances. In 2009, PNM recorded a regulatory disallowance expense and a regulatory liability for the $26.3 million to be credited to ratepayers. The stipulation also provides that a traditional FPPAC go into effect July 1, 2009 with 100% of off-systems sales margins being credited against costs in the FPPAC. This FPPAC does not include a recovery cap or the capacity factor target of the Emergency FPPAC. The FPPAC factor is set annually.

Resource Stipulation

In anticipation of the 2008 Electric Rate Case, a stipulation (the “Resource Stipulation”) was filed with the NMPRC, which approved it on May 26, 2009. The Resource Stipulation allowed recovery in rates of costs related to 1) the Valencia PPA, 2) PNM’s acquisition of an ownership interest in Unit 2 of PVNGS that was being leased, including carrying costs, and 3) the application to own and operate Lordsburg and PNM’s interest in Luna as jurisdictional assets.

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

Renewable Portfolio Standard

The Renewable Energy Act of 2004 was enacted to encourage the development of renewable energy in New Mexico. The act, as amended, establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006, increasing to 10% by 2011, 15% by 2015, and 20% by 2020. The NMPRC requires renewable energy portfolios to be “fully diversified” beginning in 2011 when no less than 20% of the renewable portfolio requirement must be met by wind energy, no less than 20% by solar

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

energy, no less than 10% by other renewable technologies, and no less than 1.5% by distributed generation. The act provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. The NMPRC has established a RCT for 2011 of 2% of all customers’ aggregated overall annual electric charges that increases by 0.25% annually until reaching 3% in 2015.

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

PNM and several parties to the proceeding filed a stipulation and PNM filed its revised 2010 procurement plan in January 2010. Under the revised plan, PNM proposed to invest approximately $265 million on solar PV facilities and implement a customer-sited PV distributed generation program to replace its current PV programs. The plan and stipulation were opposed by a number of parties, including the NMAG and the NMPRC staff. On August 31, 2010, the NMPRC issued an order on the revised plan that rejected portions of the plan but approved PNM’s investment in 22 MW of solar PV facilities at various PNM sites and the construction of a solar-storage demonstration project. The NMPRC also modified PNM’s distributed generation REC purchase program. PNM is allowed recovery of costs associated with the purchase of the RECs and for the investments in the solar PV and demonstration projects, up to $107.7 million, PNM’s estimated amounts of these investments. PNM anticipates requesting recovery of these costs from customers through a rate rider. See 2010 Electric Rate Case below.

On July 1, 2010, PNM filed its renewable energy procurement plan for 2011. The 2011 plan proposed the procurement of 250,000 MWh of RECs from another New Mexico public utility for compliance with the renewable portfolio standard in 2011. On October 5, 2010, the NMPRC issued an order rejecting PNM’s plan for 2011 as incomplete because certain planning assumptions used in the plan were found to be outdated, and ordered PNM to file a new plan within 60 days. The NMPRC ordered that the 180-day period for NMPRC action on the 2011 plan would start on the date the new plan was filed. On December 6, 2010, PNM filed a revised 2011 plan that proposes procurement of 423,860 MWh of wind generated renewable energy certificates from various bidders selected through a RFP process at a total cost of up to $5.5 million. The RECs would be retired for RPS compliance for 2011. The plan requests a waiver of the full RPS requirement for 2012 because PNM projects that it will be unable to satisfy the full requirement without exceeding the RCT. The plan also requests a variance from the diversity requirements for solar and certain “other resources” for 2011 and 2012 because of cost and availability constraints. A procedural schedule has been adopted that includes a public hearing on the plan beginning on April 1, 2011. PNM cannot predict the outcome of this matter.

NMPRC Inquiry on Fuel and Purchased Power Adjustment Clauses

In October 2007, the NMPRC issued a NOI regarding possible amendments to the NMPRC’s rule on FPPACs applicable to investor-owned utilities and electric cooperatives in New Mexico. An amended rule became effective as of December 30, 2010. The amended rule authorizes FPPACs based on monthly, rolling average annual, and other fixed period calculations, subject to approval by the NMPRC. PNM is currently authorized to use an annual factor. The amended rule extends the interval between required continuation filings from two years to four years.

NMPRC Rulemaking on Disincentives to Energy Efficiency Programs

In January 2008, the NMPRC issued a NOI to identify disincentives in utility expenditures on energy efficiency and measures to address those disincentives, including specific rate making alternatives, and appointed a Hearing Examiner to conduct workshops to develop proposals for possible rule changes. Based on the workshops, the NMPRC issued proposed amendments to its energy efficiency rule. After a hearing, the NMPRC approved the amended rule on April 8, 2010 to be effective May 3, 2010. The amended rule allows electric utilities to collect rate

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

adders of $0.01 per KWh for lifetime energy savings and $10 per kilowatt for demand savings related to energy efficiency and demand response programs beginning in 2010. The amended rule also required investor-owned electric utilities to make filings by July 1, 2010 that proposed rate design and ratemaking measures to remove regulatory disincentives or barriers to achieve energy efficiency savings. PNM included its proposals in the 2010 Electric Rate Case described below. Under the amended rule, after such measures become effective, the rate adder for energy saving is reduced to $0.005 per KWh. The NMAG and NMIEC appealed the NMPRC order adopting the amended rule to the New Mexico Supreme Court and subsequently moved the court for a stay of the NMPRC order. The Court denied the stay motion. Oral argument was held before the New Mexico Supreme Court on February 8, 2011. PNM cannot predict the ultimate outcome of these appeals.

On May 5, 2010, PNM filed proposed tariffs under the amended rule to recover a rate adder related to 2010 efficiency programs. PNM proposed to recover $6.2 million over a twelve-month period following NMPRC approval. The staff of the NMPRC filed testimony recommending the recovery of not more than $4.2 million. A public hearing was held on September 14, 2010 and the NMPRC issued an order on November 29, 2010 authorizing recovery of $4.2 million over 12 months. PNM began implementing a rate rider to recover the $4.2 million adder on December 29, 2010.

PNM Electric Energy Efficiency and Load Management Programs

Public utilities are required to obtain NMPRC approval to implement energy efficiency and load management programs. Costs to implement approved programs are recovered through a rate rider. After proceedings before the NMPRC, PNM began recovering the costs of these programs in August 2009 through a rate rider amounting to 1.881% of customers’ bills, before taxes and franchise fees based on program costs of $14.1 million.

On July 7, 2009, the NMPRC ordered an investigation into whether it is prudent for PNM to continue certain load management programs initiated in 2008 with NMPRC approval. PNM offers these programs through contracts with third-party vendors that contain substantial fees for early termination. On August 12, 2010, the NMPRC issued a final order approving the continuation of the load management programs without modification.

2010 Energy Efficiency Application

On September 15, 2010, PNM filed an energy efficiency program application for programs to be offered beginning June 1, 2011. PNM requested revisions to programs offered, revisions of estimates of participation and expenditure levels, approval of revised program cost recovery tariff riders, and approval of disincentive/incentive adders for 2011 energy efficiency and demand response programs. The total amount that PNM proposed to recover through the tariff riders is $32.9 million, which includes the 2010 programs adder discussed above. On February 11, 2011, the NMPRC staff filed testimony that the amount of the incentive adder authorized by the energy efficiency rule should be prospectively reduced to $0.002 per kWh and $4 per KW and that recovery of certain carrying charges on uncollected program costs should be disallowed for noncompliance with NMPRC rules. On February 21, 2011, PNM filed rebuttal testimony disputing the staff’s contentions. A public hearing was held on February 23, 2011. PNM is unable to predict the outcome of this proceeding.

Investigation on Establishing a Policy Linking Utility Earnings to Quality of Customer Service

On May 28, 2009, the NMPRC ordered an investigation to consider the development of a service quality incentive mechanism for utilities in New Mexico, including PNM. The parties were to look at quality of service mechanisms established in other NMPRC orders, as well as the mechanisms that have been implemented in other states. Following a workshop process, the Hearing examiner filed a report concluding that present circumstances do not warrant the implementation of a performance based ratemaking mechanism to either reward or penalize utilities for quality of service. The workshop participants agreed that enhanced reporting requirements would allow the NMPRC to monitor important customer service metrics to determine if service quality is deteriorating so that the NMPRC can identify and address any adverse trends before they become a problem. The report recommends that utilities be required to file customer service reports no later than April 30th of each year for a three-year period

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

commencing April 30, 2011. A timetable for the NMPRC to act on this recommendation has not been established. PNM is unable to predict the outcome of this proceeding.

Rates for Former TNMP Customers in New Mexico

PNM serves the former New Mexico customers of TNMP (“TNMP-NM” or “PNM South”) under rates approved by the NMPRC in its order approving PNMR’s acquisition of TNMP. Under that order, rates charged to TNMP-NM customers were set through December 31, 2010. In January 2009, the NMPRC directed PNM to estimate the revenue requirement increase that would be reflected in a TNMP-NM rate application for rates effective January 2011. PNM estimated that the rate increase could be between 40% and 56% depending on fuel costs. In April 2009, the NMPRC directed PNM, the NMPRC staff and other parties to attempt to reach consensus on ways to mitigate the impact of this potential rate increase and appointed a mediator. Mediation did not result in an agreement. In March 2010, the NMPRC issued its Order Initiating Investigation and Requiring Informational Filings to which PNM and other parties filed responses. On May 25, 2010, the NMPRC issued an order setting a procedural schedule for the submission of testimony and a hearing. The order further directed PNM and the NMPRC staff to file testimony addressing certain matters related to cost allocation. A hearing was held on December 16, 2010, and post-hearing briefs were filed on December 23, 2010. The TNMP-NM customers have been included in the rate filing and related stipulation discussed under 2010 Electric Rate Case below. PNM cannot predict the outcome of this matter.

Third-Party Arrangements for Renewable Distributed Generation

On June 16, 2009, the NMPRC initiated a proceeding and requested legal briefs on the issue of whether third-party arrangements for the sale of renewable energy from customer-sited distributed generation facilities were permissible under New Mexico law. On December 31, 2009, the NMPRC issued an order that in part declared that a third party that owns renewable generation equipment that is installed on a utility customer’s premises pursuant to a long-term contract with the customer to supply a portion of that customer’s electricity use, payments for which are based on a kilowatt-hour charge, is not a public utility subject to regulation by the NMPRC. PNM and two other parties appealed the order to the New Mexico Supreme Court.

In early 2010, legislation was enacted that nullified the NMPRC order and, effective January 1, 2011, excludes non-utility power suppliers from the definition of public utilities under state law, subject to certain limitations as to size and provided that such suppliers produce renewable energy, locate their generators on the site of the power consumer, and do not utilize retail wheeling of power. A separate provision of the legislation directs the NMPRC to authorize public utilities to establish rates that assure the utilities’ recovery of an appropriate portion of their fixed costs from owners of interconnected generators. After enactment of this legislation, appeals of the NMPRC order were dismissed. On March 9, 2010, the NMPRC issued an order setting workshops for the purpose of obtaining comments and views on implementation of the rate-making aspect of the statute.

Application to Hedge Fuel and Purchased Power Costs

In August 2009, PNM filed an application for approval of a plan to manage fuel and purchased power costs by entering into certain forward market transactions relating to the procurement of fuel and purchased power and the sale of excess electrical energy in the wholesale market. PNM sought NMPRC authorization to conduct these activities, which involve hedging practices, and to pass through the costs and benefits of the transactions to jurisdictional customers using PNM’s FPPAC. The NMPRC approved the program with modifications agreed to by PNM on April 20, 2010 and PNM has begun the hedging program.

2010 Electric Rate Case

PNM filed its 2010 Electric Rate Case application with the NMPRC on June 1, 2010 for rate increases for all PNM retail customers to be effective April 1, 2011. The application proposed separate rate increases for those customers served by PNM (“PNM North”) prior to its acquisition of TNMP and for the customers formerly served by TNMP (“PNM South”). The proposed total increase of $165.2 million represents a 22% increase for PNM North

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

and a 20% increase for PNM South. The filed revenue requirements are based on a future test period ending December 31, 2011. If the NMPRC grants the entire relief requested, PNM proposed to implement the increase in two steps. Phase 1 would become effective April 1, 2011 (PNM North: $111.1 million, 16%; PNM South: $8.7 million, 14%), and Phase 2 would become effective January 1, 2012 (PNM North: $41.7 million, 6%; PNM South: $3.6 million, 6%). PNM also proposed to implement a FPPAC for PNM South. This is the first rate case filing in New Mexico proposing a future test year consistent with the recent amendments to the Public Utility Act. The NMPRC initially suspended the rates until April 1, 2011. On July 27, 2010, in response to motions filed by the NMPRC staff and other parties, the NMPRC determined that PNM’s rate filing was incomplete, ordered PNM to supplement its rate application, directed that the suspension period not begin to run until PNM’s rate application was made complete, and extended the suspension period by one month. PNM believed that the order was erroneous both in its assessment of the completeness of PNM’s filing and in its application of the governing legal standards. On August 5, 2010, PNM supplemented its rate case application in conformance with the NMPRC’s order and also on August 5, 2010 petitioned the New Mexico Supreme Court requesting the Court to vacate the NMPRC’s July 27, 2010 order and for other equitable relief. The Supreme Court denied PNM’s petition on September 13, 2010. In October 2010, PNM began meeting with the NMPRC staff and other parties to discuss settlement. To accommodate these settlement discussions, the Hearing Examiner and the NMPRC issued orders revising the hearing schedule and extending the suspension period.

On February 3, 2011, PNM, NMPRC staff, NMAG, NMIEC, ABCWUA, Buckman Direct Diversion Board, and the City of Alamogordo, New Mexico entered into a stipulation that, if approved by the NMPRC, would resolve all issues in the 2010 Electric Rate Case and provide a rate path for PNM through 2013. Other parties have filed statements opposing the stipulation. This stipulation, which reflects some aspects of a future test year, is subject to approval of the NMPRC. The stipulation would allow PNM to increase rates by $45.0 million beginning May 15, 2011 and by an additional $40.0 million beginning January 1, 2012. The proposed rates are designed so that PNM North customers and PNM South customers would have the same percentage increase. The PNM South customers would also be covered by the same FPPAC that is utilized for the PNM North customers. In addition, subject to further NMPRC approvals, PNM would recover the costs associated with NMPRC approved renewable energy procurement plans through a rate rider beginning July 1, 2012. PNM would also be able to implement a separate rate rider in 2013 to recover up to an additional $20.0 million to cover changes in plant-related rate base between June 30, 2010 and December 31, 2012. PNM’s next general rate adjustment could not go into effect before January 1, 2014, except that PNM can file for recovery of costs to comply with any federal or state environmental law or requirement effective after June 30, 2010. If the stipulation is approved by the NMPRC, PNM would forego collection of $10.0 million of the under-collected amount in the FPPAC balancing account, which would be recorded as a regulatory disallowance. On February 22, 2011, the NMPRC issued an order denying a joint motion of PNM and others that requested the NMPRC, instead of the Hearing Examiner, conduct the hearing on the stipulation. The order also stated that if PNM files a request for interim rate relief, the NMPRC would conduct the hearing on that request. The order also required PNM to agree to extend the suspension period for an additional three months from August 10, 2011 as a condition for going forward with hearings on the stipulation, in order to accommodate the procedural schedule that would be needed if the stipulation is not ultimately approved. PNM gave notice to the NMPRC on February 25, 2011 that it agreed to extend the suspension period until November 10, 2011. The Hearing Examiner has established a procedural schedule that includes a hearing on the stipulation beginning on May 9, 2011. PNM is unable to predict the outcome of this matter.

Transmission Rate Case

In October 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually and revise certain Open Access Transmission Tariff provisions and bi-lateral contractual terms. If approved, the rate increase would apply to all of PNM’s wholesale electric transmission service customers, which include other utilities, electric co-operatives, and entities that use PNM’s transmission system to transmit power at the wholesale level. The proposed rate increase would not impact PNM’s retail customers. On December 29, 2010, FERC issued an order accepting PNM’s filing and suspending the proposed tariff revisions for five months to become effective June 1, 2011, subject to refund, and providing a schedule to establish hearing and settlement judge procedures. PNM is unable to predict the outcome of this proceeding.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Interest Rate Compliance Tariff

Following a revision of the interest rate on TNMP’s carrying charge, TNMP filed a compliance tariff to implement the new 8.31% rate. TNMP’s filing proposed to put the new rates into effect on February 1, 2008. Intervenors asserted objections to the compliance filing. PUCT staff urged that the PUCT make the new rate effective as of December 27, 2007 when the PUCT’s order establishing the correct rate became final. After regulatory proceedings, the PUCT issued an order making the new rate retroactive to July 20, 2006. TNMP filed an appeal of this order in the District Court in Austin, Texas. A hearing was held on June 17, 2010. On June 28, 2010, the District Court reversed the PUCT decision and remanded the matter back to the PUCT for a determination that is not retroactive. The PUCT and other parties have appealed the decision to the Texas 3rd Court of Appeals. While there is inherent uncertainty in this type of proceeding, TNMP believes it will ultimately be successful in overturning any ruling that the effective date should be prior to December 27, 2007.

2008 Rate Case

On August 29, 2008, TNMP filed with the PUCT for an $8.7 million increase in revenues, requesting that new rates go into effect in September 2009. In its request, TNMP also asked for permission to implement a catastrophe reserve fund similar to those approved for other transmission and distribution companies in Texas. Catastrophe funds help pay for a utility system’s recovery from natural disasters and acts of terrorism. The PUCT permitted TNMP to file supplemental testimony on costs caused by Hurricane Ike. In March 2009, TNMP filed its supplemental testimony, requesting an additional revenue increase of $15.7 million annually relating to costs incurred during Hurricane Ike and anticipated increased financing costs. In June 2009, TNMP and the other parties in the rate case announced that a unanimous settlement had been reached. The settlement resolves all issues in the rate case and permitted TNMP to increase revenues by $12.7 million annually. This increase reflected interest and other costs associated with its March 2009 debt refinancing and the settlement adjusted the interest rate TNMP is allowed to collect on its CTC to reflect those costs. The rate increase includes recovery of $17.6 million of Hurricane Ike restoration costs plus carrying costs over five years although $0.7 million of the costs incurred by TNMP were not included and were written off in 2009. The settlement authorizes a catastrophe reserve of $1.0 million funded over an eight year period. The settlement was approved by the PUCT in August 2009 and rates went into effect on September 1, 2009. No party appealed the decision and the matter is concluded.

TNMP now has the ability to update its transmission rates annually to reflect changes in its invested capital. Updated rates would reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities.

Energy Efficiency

On October 28, 2009, TNMP filed an application for approval of its 2010 energy efficiency programs and requested recovery through an energy efficiency cost recovery factor. TNMP’s estimated the costs of its 2010 energy efficiency programs to be $2.6 million and requested to collect this amount based on a per customer charge over 11 months. The PUCT staff and intervenors took no issue with TNMP’s application. TNMP implemented the factor effective February 1, 2010. On April 30, 2010, TNMP filed an application for approval of its 2011 energy efficiency programs and requested recovery through an energy efficiency cost recovery factor. TNMP estimated the costs of its 2011 energy efficiency programs to be $2.7 million and requested to collect this amount based on a per

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

customer charge over 12 months. The PUCT staff and intervenors did not take issue with TNMP’s application. The 2011 energy cost recovery rider was approved by the PUCT on July 8, 2010 and was implemented on January 1, 2011.

Transmission Rate Filings

On March 2, 2010, TNMP filed an application to update its transmission rates to reflect changes in its invested capital. The requested increase in total rate base is $33.8 million, with a total revenue requirement increase of $5.5 million. The requested updated rates reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. The PUCT approved the interim adjustment on May 14, 2010. On August 25, 2010, the PUCT amended its rules permitting utilities to file interim adjustments to update transmission rates to reflect changes in invested capital. Beginning October 25, 2010, the revised rule now permits the utility to file twice a year. The prior version of the rule limited utilities to a single annual filing.

Advanced Meter System Deployment and Surcharge Request

On May 26, 2010, TNMP filed a request with PUCT to approve TNMP’s proposed advanced meter deployment. The filing also requested a surcharge to collect $158 million in costs over 12 years, including recovery of capital expenditures of $70.6 million. On June 1, 2010, the PUCT referred the matter to the State Office of Administrative Hearings. On January 6, 2011, the administrative law judge modified the procedural schedule and set this matter for hearing on April 18, 2011. Due to changes in the tax law, TNMP filed supplemental testimony on February 16, 2011 to reflect the effects of the bonus depreciation, new WACC, and other changes. The filing amends the requested surcharge to collect $126 million, including capital expenditures of $70.2 million incurred through 2015.

2010 Rate Case

On August 26, 2010, TNMP filed with the PUCT for a $20.1 million increase in revenues, requesting that new rates go into effect on October 1, 2010. In its request, TNMP also asked for permission to update its catastrophe reserve fund that would be utilized to pay for a utility system’s costs in recovering from natural disasters and acts of terrorism. Additionally, TNMP requested a rate rider to recover costs to storm harden its system. On November 8, 2010, the presiding ALJ severed the rate case expense issues into a separate proceeding. In December 2010, the parties announced to the ALJ that a settlement had been reached in the case and a stipulation supporting the settlement was filed. The settlement provided for a revenue requirement increase of $10.25 million beginning February 1, 2011, a return on equity of 10.125%, and a hypothetical 55%/45% debt-equity capital structure. The PUCT approved the settlement on January 27, 2011.

2010 Rate Case Expense Proceeding

As indicated above, the determination of the amount of reasonable rate case expenses incurred by TNMP and other parties in the 2010 rate case was severed into a separate proceeding. On January 26, 2011, the ALJ set a procedural schedule requiring the parties who participated in the 2010 rate case to file testimony supporting their respective incurred expenses. A hearing must be requested by March 14, 2014. TNMP is unable to predict the outcome of this matter.

Remand of ERCOT Transmission Rates for 1999 and 2000

Following a variety of appeals, the ERCOT Transmission Rates approved in 1999 and 2000 were recently remanded back to the PUCT. The issues relevant to TNMP are addressed in three separate dockets, but those proceedings are expected to be heard jointly. These dockets concern the recalculation of rates for the 4th quarter of 1999 and all of 2000 to correct over-payments made by certain market participants and the recovery of additional, undetermined transmission costs by City Public Service Board of San Antonio. As these proceedings have just started, TNMP cannot predict the ultimate outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

The Company records its environmental liabilities as other deferred credits when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. Unless there is a probable amount, the Company records the lower end of such reasonably likely range of costs (classified as other deferred credits at undiscounted amounts).

The Company’s recorded liability estimated to remediate its identified sites was as follows:

PNMR		PNM		TNMP
December 31,		December 31,		December 31,
2010	2009	2010	2009	2010	2009
		(In thousands)

$1,554	$1,894	$1,554	$1,894	$ -	$ -

The Company recorded the following expenses for environmental remediation:

	Year Ended December 31,
	2010	2009	2008
		(In thousands)

PNMR	$5	$456	$796
PNM	$5	$456	$796
TNMP	$-	$-	$-

The ultimate cost to clean up the Company’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as the extent and nature of contamination, the scarcity of reliable data for identified sites, and the time periods over which site remediation is expected to occur. The Company expects that the majority of the December 31, 2010 environmental liability will be paid over the next five years, funded by cash generated from operations. Future environmental obligations are not expected to have a material impact on the results of operations or financial condition of the Company.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(19)	Accumulated Other Comprehensive Income (Loss)

AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders. The following table sets forth each component of AOCI, net of income taxes:

	Unrealized gain on securities	Pension liability adjustment	Mark-to- market for cash-flow hedge transactions	Accumulated other comprehensive income (loss)
		(In thousands)
PNMR
Balance at December 31, 2010	$16,211	$(83,254)	$(1,623)	$(68,666)
Balance at December 31, 2009	$10,759	$(75,444)	$18,628	$(46,057)

PNM
Balance at December 31, 2010	$16,211	$(82,981)	$(16)	$(66,786)
Balance at December 31, 2009	$10,759	$(75,245)	$12,679	$(51,807)

TNMP
Balance at December 31, 2010	$-	$(275)	$(1,210)	$(1,485)
Balance at December 31, 2009	$-	$(199)	$125	$(74)

(20)	Related Party Transactions

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

See Note 6 for information on intercompany borrowing arrangements and Note 7 for intercompany lease arrangements. See Note 22 for information concerning Optim Energy. The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Year Ended December 31,
	2010	2009	2008
		(In thousands)

Electricity, transmission and distribution related services billings:
TNMP to PNMR	$39,084	$41,338	$55,214

Services billings:
PNMR to PNM(1)	93,602	80,141	81,726
PNMR to TNMP	25,455	22,919	19,043
PNM to TNMP	400	698	129
TNMP to PNMR	319	636	994
PNMR to Optim Energy	5,778	6,743	9,181
Optim Energy to PNMR	173	305	672

Income tax sharing payments:
PNM to PNMR	-	126,527	2,050
TNMP to PNMR	-	4,322	15,079
PNMR to TNMP	(13,869)	-	-
PNMR to PNM	(59,298)	-	-

Interest payments:
PNM to PNMR	13	8	-
TNMP to PNMR	281	849	133

(1) PNM Shared services include billings to PNM Gas of $0.9 million and $16.1 million in 2009 and 2008.

(21)	New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not been adopted by the Company and could have a material impact, is presented below.

Accounting Standards Update 2010-06 – Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements

The FASB released amended guidance related to disclosures of fair value measurements. The update requires entities to enhance interim and annual disclosures about fair value measurements, specifically:

-Further disaggregate the level presented for debt and equity securities

-Disclose the amount and reason for significant transfers between fair value categories Level 1 and Level 2

-Disclose information about the purchases, sales, issuances, and settlements for items in Level 3 of the fair value measurements on a gross basis rather than net

The enhanced disclosure for the first two items was effective for the interim period ended March 31, 2010 and is included in Note 8 to the extent applicable. The third item regarding Level 3 information is effective for the interim period ending March 31, 2011 and will be included at that time.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Accounting Standards Update 2010-20 – Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB released guidance requiring enhanced disclosures providing a greater level of disaggregated information about the credit quality of an entity’s financing receivables and the allowance for credit losses, as well as credit quality indicators, past due accounts information, and modifications of financing receivables. The enhanced disclosures are effective and presented for December 31, 2010 and the disclosures about activity that occurs during a reporting period are effective beginning January 1, 2011. Due to the nature of the Company’s receivables, the update will have minimal impact on the Company’s financial statements.

(22)	Optim Energy

In January 2007, Optim Energy was created by PNMR and ECJV, a wholly owned subsidiary of Cascade to serve expanding U.S. markets, principally the areas of Texas covered by ERCOT. PNMR and ECJV each have a 50 percent ownership interest in Optim Energy, a limited liability company.

Impairment Considerations

Beginning in 2009 and continuing throughout 2010, Optim Energy has been affected by adverse market conditions, primarily low natural gas and power prices. In addition to these adverse market conditions, recently reported sales of electric generating resources within the ERCOT market area have been transacted at prices (per KW of generating capacity) that are substantially below the amounts recorded for electric generating plants underlying PNMR’s investment in Optim Energy. Under GAAP, these factors are indicators of impairment that required an impairment analyses to be performed as of December 31, 2010, both by Optim Energy of its electric generating plants and by PNMR of its investment in Optim Energy.

GAAP requires that Optim Energy perform the impairment analysis of its electric generating plants using forecasts of future cash flows on an undiscounted basis in order to determine its investments are recoverable. Optim Energy’s analysis indicated that it would be able to recover its investments in electric generating assets based on its estimates of undiscounted future cash flows from operating those plants over their expected useful lives. Therefore, Optim Energy did not record any impairment loss related to its electric generating plants at December 31, 2010.

However, GAAP requires that PNMR develop the impairment analysis of its investment in Optim Energy based on a determination of the investment’s fair value. Determination of fair value is subjective and requires reliance on many assumptions and judgments that future events may show to have been inaccurate. Fair value can be based on the market approach, income approach, or cost approach. In making its determination, PNMR considered recent transactions involving electric generating assets within the ERCOT market area, the forecasted cash flows related to the investment, and preliminary information concerning strategic alternatives for its investment in Optim Energy. PNMR’s determination of the fair value of its investment in Optim Energy is considered a Level 3 measurement under the fair value hierarchy established under GAAP. See Note 8. PNMR’s analysis indicated that its entire investment in Optim Energy was impaired at December 31, 2010. Accordingly, PNMR reduced the carrying value of its investment in Optim Energy to zero at December 31, 2010, resulting in a pre-tax impairment loss of $188.2 million ($113.7 million after-tax), which is reflected within Other Income and Deductions on the Consolidated Statements of Earnings (Loss) of PNMR.

As a result of the adverse market conditions described above, PNMR (in collaboration with Optim Energy and ECJV) has been assessing various strategic alternatives relating to PNMR’s ownership interest in Optim Energy. Discussions regarding various alternatives have been held with several potential parties. Although PNMR has no contractual requirement or agreement to provide Optim Energy with additional financial resources as of the date of this report, based on the exploration of these alternatives to date, it is possible that PNMR may decide to contribute equity and/or other operational assets to Optim Energy or a new venture in order to consummate a strategic transaction. Depending on the form and structure of a strategic transaction, if any, as well as market conditions at the time the strategic transaction is consummated, PNMR may recognize additional impairments based

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

on relative fair values. No assurances can be given that PNMR will consummate any strategic transaction with respect to its investment in Optim Energy.

Operational Information

Optim Energy has a bank financing arrangement that expires on May 31, 2012, which includes a revolving line of credit. This facility also provides for bank letters of credit to be issued as credit support for certain contractual arrangements entered into by Optim Energy. Cascade and ECJV have guaranteed Optim Energy’s obligations on this facility and, to secure Optim Energy’s obligation to reimburse Cascade and ECJV for any payments made under the guaranty, have a first lien on all assets of Optim Energy and its subsidiaries.

In January 2010, Optim Energy entered into one-year floating-to-fixed interest rate swaps with an aggregate notional amount of $650.0 million. The effect of these swaps was to convert $650.0 million of borrowings under Optim Energy’s credit facility from an interest rate based on the one-month LIBOR rate to a fixed rate of 1.33% through January 7, 2011, exclusive of loan guaranty fees. These swaps were accounted for as cash-flow hedges.

In June 2009, Optim Energy and NRG Cedar Bayou Development Company, LLC completed a jointly developed 550 MW combined-cycle natural gas unit at the existing NRG Cedar Bayou Generating Station near Houston. Optim Energy’s share of this unit is 275 MW and its share of the construction costs was $209.6 million. Optim Energy financed its portion of the Cedar Bayou construction with borrowings under its existing credit facility and operating cash flows.

PNMR has no commitments or guarantees with respect to Optim Energy.

Summarized financial information for Optim Energy is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating revenues	$374,358	$319,507	$472,665
Cost of sales	264,378	201,547	366,477

Gross margin	109,980	117,960	106,188
Non-fuel operations and maintenance expenses	31,254	33,118	26,053
Administrative and general expenses	24,332	27,910	26,232
Impairment of intangible assets	-	-	21,794
Write down of emission allowances	2,287	51,586	31,739
Depreciation and amortization expense	50,621	37,171	30,545
Taxes other than income tax	7,902	11,089	11,954

Operating income (loss)	(6,416)	(42,914)	(42,129)
Other income (deductions)	382	(318)	740
Net interest charges	(18,650)	(13,755)	(19,183)

Earnings (loss) before income taxes	(24,684)	(56,987)	(60,572)
Income taxes (benefit)(1)	406	(161)	(88)

Net earnings (loss)	$(25,090)	$(56,826)	$(60,484)

50 percent of net earnings (loss)	$(12,545)	$(28,413)	$(30,242)
Amortization of basis difference in Optim Energy	(2,678)	(1,732)	555

PNMR equity in net earnings (loss) of Optim Energy	$(15,223)	$(30,145)	$(29,687)

(1)   Represents the Texas Margin Tax, which is considered an income tax.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

	December 31,
	2010	2009
	(In thousands)
Current assets	$105,413	$128,619
Net property plant and equipment	924,354	951,757
Deferred assets	120,894	137,384

Total assets	1,150,661	1,217,760

Current liabilities	50,226	66,190
Long-term debt	717,000	755,000
Other long-term liabilities	7,515	5,710

Total liabilities	774,741	826,900

Owners’ equity	$375,920	$390,860

50 percent of owners’ equity	$187,960	$195,430
PNMR basis difference in Optim Energy	216	236
Impairment of equity investment in Optim Energy	(188,176)	-

PNMR equity investment in Optim Energy	$-	$195,666

Revenue related to power sales and purchases is included net in operating revenues. Costs related to fuel purchases and sales are recorded net in cost of sales.

PNMR has a basis difference between its recorded investment in Optim Energy and 50 percent of Optim Energy’s equity resulting from Optim Energy’s acquisition of the Altura (also known as Twin Oaks) plant from PNMR in 2007. The portion of the basis difference related to contract amortization ended in 2010 and other basis differences, including a difference related to emission allowances that would have continued through the life of the Altura plant, were eliminated with the impairment discussed above. The basis difference adjustment detailed above relates mainly to contract amortization with insignificant offsets related to the other minor basis difference components.

Optim Energy individually valued each asset and liability of the Altura plant acquired from PNMR and the acquisition of Altura Cogen and initially recorded them on its balance sheet at the determined fair value. For both transactions, this accounting resulted in amortization since contracts acquired were out of market and emission allowances, while acquired from government programs without cost to Optim Energy, had market value. During 2010, 2009, and 2008, Optim Energy recorded, as an increase (decrease) to operating revenues, income from amortization of contracts acquired of $(13.6) million, $(6.7) million, and $2.2 million and amortization expense on emission allowances of $5.2 million, $4.7 million, and $11.2 million, which was recorded in cost of sales.

In July 2008, a ruling by the U.S. Court of Appeals for the District of Columbia Circuit Court invalidated CAIR. This ruling appeared to remove the need for emissions allowance credits under the CAIR program. However, in December 2008, CAIR was temporarily reinstated by the courts. Optim Energy has emissions allowances inventory from the acquisitions of the Altura Cogen plant and the Twin Oaks plant, a portion of which are under the CAIR program. During 2008, Optim Energy recorded a pre-tax write off of $31.7 million for all inventory under the CAIR program. As of December 31, 2010 and 2009, Optim Energy had $47.0 million and $54.6 million remaining in inventory for emission allowances intended for its emission usage requirements and not granted under the CAIR program.

Optim Energy values its NOx emissions allowance inventory held for sale at the lower of cost or market. In December 2010 and 2009, Optim Energy reduced the value of its held for sale NOx emission allowances by $2.3 million and $51.6 million because of declining forward prices and significant price declines in the illiquid emission

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

allowance market. At December 31, 2010 and 2009, Optim Energy had $4.8 million and $4.9 million remaining held for sale allowances in inventory.

The assets of Altura transferred to Optim Energy included the development rights for a possible 600 megawatt expansion of the Twin Oaks plant, which was classified as an intangible asset. Optim Energy made a strategic decision not to pursue the Twin Oaks expansion and, in 2008, wrote off the development rights as an impairment of intangible assets amounting to $21.8 million. In addition $1.2 million of deferred costs related to this project were written off as administrative and general expense.

Optim Energy has a multi-year hedging program. The level of hedging at any given time varies depending on current market conditions and other factors. Economic hedges that do not qualify for or are not designated as cash flow hedges or normal purchases or sales are derivative instruments that are required to be marked to market. Due to the extreme market volatility experienced in the first quarter of 2008 in the ERCOT market, Optim Energy made the decision to exit the speculative trading business and close out the speculative trading positions. Optim Energy incurred $2.4 million of speculative trading losses in 2008 and has since settled all speculative positions.

See Note 6 for a discussion of the impacts of the bankruptcy of LBCS.

On January 6, 2009, LCC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. LCC is Altura Cogen’s counterparty in several agreements, including the sale of power and steam. LCC also leases Altura Cogen the land for its operating facility and provides other services, including water, to Altura Cogen. The amount outstanding as of December 31, 2008 was fully reserved. In 2010, LCC exited bankruptcy and paid Optim Energy the full receivable from January 6, 2009. Optim Energy reversed the $1.0 million that had been reserved previously. The post-bankruptcy settlement includes, among other things, a reduction in Optim Energy’s posted letter of credit and assumption of the power and steam contract.

(23)	Discontinued Operations

PNM Gas

As discussed in Note 2, PNM sold its gas operations, which comprised the PNM Gas segment, on January 30, 2009. Under GAAP, the assets and liabilities of PNM Gas were considered to be held-for-sale as of December 31, 2007 and presented as discontinued operations on the accompanying Consolidated Statements of Earnings (Loss). In accordance with GAAP, no depreciation is recorded on assets held for sale in 2009 and 2008. PNM also retained obligations for certain contingent liabilities that existed at the date of sale. PNM recognized $5.4 million in expense related to these liabilities in the 2009 Results of Operations for PNM Gas. Summarized financial information for PNM Gas is as follows:

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

Results of Operations

	Year Ended December 31,
	2009	2008
	(In thousands)
Operating revenues	$65,695	$506,953
Cost of energy	44,698	346,571

Gross margin	20,997	160,382

Operating expenses	11,264	92,177
Depreciation and amortization	-	-

Operating income	9,733	68,205

Other income (deductions)	292	2,590
Net interest charges	(962)	(13,210)
Gain on disposal	98,425	-

Segment earnings before income taxes	107,488	57,585
Income taxes (benefit)	36,687	22,957

Segment Earnings	$70,801	$34,628

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

In 2007, the Company began a business improvement process that included a comprehensive cost structure analysis of its operations and a benchmarking analysis to similar-sized utilities. The Company implemented a series of initiatives designed to manage future operational costs, maintain financial strength and strengthen its regulated utilities. The multi-phase process included a business improvement plan to streamline internal processes and reduce the Company’s work force. The utility-related process enhancements were designed to improve and centralize business functions. Activities contemplated under the business improvement plan have been completed and no significant costs were incurred after 2008.

The Company has existing plans providing severance benefits to employees who are involuntarily terminated due to elimination of their positions. Severance benefits payable under the Company’s existing plans are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company calculated the severance benefits associated with positions that were probable of being eliminated and recorded pre-tax expense of $3.4 million in 2008. In 2008, severance expenses of zero and $0.1 million were recorded by PNM and TNMP. The Company also incurred other costs, primarily consulting fees, related to the business improvement plan of $7.5 million in 2008.

(25)	Goodwill and Other Intangible Assets; Impairments

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June 6, 2005 acquisition of TNP was recorded as goodwill and was pushed down to the businesses acquired. Subsequently, TNMP assets that were included in its New Mexico operations, including goodwill of $102.8 million, were transferred to PNM. Of the $79.3 million of other intangible assets acquired in the TNP acquisition, $68.8 million related to the trade name “First Choice.” The trade name is considered to have an indefinite useful life;

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

The market capitalization of PNMR’s common stock was significantly below book value during 2008, which is an indicator that intangible assets may be impaired. In addition, changes in the ERCOT market significantly impacted the results of operations of First Choice. The Company performed its annual testing of intangible assets as of April 1, 2008. As a result of this analysis, the Company concluded there was an indication of impairment in the reporting units having goodwill and of the First Choice trade name and recorded impairments of $135.0 million for goodwill and $9.0 million for the First Choice trade name. The financial challenges facing First Choice continued throughout 2008 and were exacerbated by the impacts of Hurricane Ike and depressed economic conditions resulting in significant increases in the levels of uncollectible accounts. Due to these conditions, additional impairment testing was performed for First Choice as of December 31, 2008. As a result, the Company recorded additional impairment losses of $39.4 million for First Choice goodwill and $33.6 million for the First Choice trade name at December 31, 2008. Although the impairments of goodwill, aggregating $174.4 million, have no income tax effects, the impairment of the First Choice trade name amounting to $42.6 million does have an income tax effect and results in an after-tax impact of $27.7 million. The impairments do not impact the Company’s cash flows. Other than the 2008 impairments, the Company has not recorded any impairments of goodwill.

The 2009 and 2010 annual evaluations did not indicate impairments of any of PNMR’s reporting units. While the market capitalization of PNMR’s common stock remains significantly below book value, PNMR’s stock price has increased since April 1, 2008. In addition, improved regulatory treatment has been experienced by PNM in New Mexico and by TNMP in Texas. Furthermore, the First Choice business stabilized in 2009 and has remained stable throughout 2010, primarily due to more predictable power and fuel price patterns in the ERCOT market. These factors have resulted in more predictable earnings and increased fair values of the reporting units. Since the annual evaluations, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2010, 2009, and 2008 were as follows:

	PNM	TNMP Electric	First Choice	Total PNMR
	(In thousands)

Balance as of December 31, 2007	$102,775	$261,121	$131,768	$495,664
Adjustments during 2008	(51,143)	(34,456)	(88,755)	(174,354)

Balance as of December 31, 2008, 2009 and 2010	$51,632	$226,665	$43,013	$321,310

The components of PNMR’s other identifiable intangible assets are as follows:

	December 31,
	2010	2009
	(In thousands)

First Choice trade name	$26,157	$26,157
First Choice customer list	5,682	5,682

Total other intangible assets	31,839	31,839
Accumulated amortization	5,414	5,272

	$26,425	$26,567

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

See Note 22 for a discussion of impairments recorded by Optim Energy and the impairment of PNMR’s investment in Optim Energy.

(26)	Quarterly Operating Results (Unaudited)

Unaudited operating results by quarters for 2010 and 2009 are presented below. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included. On January 30, 2009, PNM completed the sale of PNM Gas, which is considered discontinued operations and excluded from continuing operations in the tables below. See Note 2 and Note 23.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

		Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
PNMR
2010
Operating revenues	$383,396	$405,817	$503,653	$380,651
Operating income	10,482	73,674	105,408	49,888
Net earnings (loss)	(5,214)	26,302	52,593	(104,805)
Net earnings (loss) attributable to PNMR	(8,449)	22,878	48,552	(108,196)
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	(0.09)	0.25	0.53	(1.18)
Diluted	(0.09)	0.25	0.53	(1.18)
2009
Operating revenues	$385,865	$401,110	$477,727	$383,042
Operating income	29,903	24,878	101,536	35,625
Earnings (loss)from continuing operations	16,407	3,419	58,223	(12,116)
Earnings (loss)from continuing operations attributable to PNMR	13,696	512	55,555	(16,248)
Net earnings (loss)	92,260	808	56,861	(13,195)
Net earnings (loss) attributable to PNMR	89,549	(2,099)	54,193	(17,327)
Earnings (Loss) from Continuing Operations Attributable to PNMR per Common Share:
Basic	0.15	0.01	0.61	(0.18)
Diluted	0.15	0.01	0.60	(0.18)
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	0.98	(0.02)	0.59	(0.19)
Diluted	0.98	(0.02)	0.59	(0.19)
PNM
2010
Operating revenues	$230,536	$243,060	$304,268	$239,264
Operating income	12,457	33,390	80,675	21,600
Net earnings	7,551	12,194	43,163	7,953
Net earnings attributable to PNM	4,448	8,902	39,254	4,694
2009
Operating revenues	$231,955	$226,541	$275,025	$234,488
Operating income (loss)	10,486	(10,441)	58,952	18,254
Earnings (loss) from continuing operations	(2,344)	(5,146)	33,447	5,944
Net earnings (loss)	73,509	(7,757)	32,085	4,865
Net earnings (loss) attributable to PNM	70,930	(10,532)	29,549	865
TNMP
2010
Operating revenues	$48,177	$52,569	$61,204	$50,638
Operating income	10,242	14,441	19,623	12,105
Net earnings	1,644	4,106	7,329	2,903
2009
Operating revenues	$41,225	$46,819	$55,665	$48,923
Operating income	6,085	10,432	16,732	11,853
Net earnings	1,421	1,766	6,151	2,828

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PNM Resources, Inc. and Public Service Company of New Mexico

Albuquerque, New Mexico

We have audited the consolidated financial statements of PNM Resources, Inc. and subsidiaries and Public Service Company of New Mexico and subsidiaries (collectively, the “Companies”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Companies’ internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated March 1, 2011; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Companies listed in Item 15. These consolidated financial statement schedules are the responsibility of the Companies’ management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Texas-New Mexico Power Company

Lewisville, Texas

We have audited the consolidated financial statements of Texas-New Mexico Power Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated March 1, 2011; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of the Company listed in Item 15. The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 1, 2011

SCHEDULE I

PNM RESOURCES, INC.

CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)
Assets
Cash and cash equivalents	$303	$6,652
Intercompany receivables	80,666	98,599
Income taxes receivable	42,688	57,859

Total current assets	123,657	163,110

Property, plant and equipment, net of accumulated depreciation of $12,628 and $10,916	20,504	22,216
Long-term investments	12,012	16,400
Investment in subsidiaries (including discontinued operations)	1,682,179	1,648,336
Equity investment in Optim Energy	-	195,666
Other long-term assets	64,235	3,439

Total long-term assets	1,778,930	1,886,057

	$1,902,587	$2,049,167

Liabilities and Stockholders’ Equity
Short-term debt	$32,000	$40,000
Short-term debt-affiliate	8,519	6,800
Current maturities of long-term debt	2,252	2,125
Current liabilities	8,103	17,073

Total current liabilities	50,874	65,998

Long-term debt	197,510	199,761
Other long-term liabilities	17,461	33,691

Total liabilities	265,845	299,450

Convertible preferred stock (no stated value, 10,000,000 shares authorized: issued and outstanding 477,800 shares)	100,000	100,000

Common stock outstanding (no par value, 120,000,000 shares authorized: issued and outstanding 86,673,174 shares)	1,290,465	1,289,890
Accumulated other comprehensive income, net of tax	(68,666)	(46,057)
Retained earnings	314,943	405,884

Total common stockholders’ equity	1,536,742	1,649,717

	$1,902,587	$2,049,167

SCHEDULE I

PNM RESOURCES, INC.

CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

STATEMENTS OF EARNINGS

	Year ended December 31,
	2010	2009	2008
	(In thousands)

Operating Revenues	$-	$-	$-
Operating Expenses	6,584	8,156	23,819

Operating income (loss)	(6,584)	(8,156)	(23,819)

Other Income and Deductions:
Equity in earnings (loss) of subsidiaries	96,804	76,492	(254,093)
Equity in net earnings (loss) of Optim Energy	(15,223)	(30,145)	(29,687)
Impairment of equity investment in Optim Energy	(188,176)	-	-
Other income	948	22,916	3,355
Other deductions	(25,772)	(26,850)	(45,782)

Net other income (deductions)	(131,419)	42,413	(326,207)

Income (Loss) Before Income Taxes	(138,003)	34,257	(350,026)
Income Tax Expense (Benefit)	(92,788)	(19,258)	(44,754)

Earnings (Loss) from Continuing Operations	(45,215)	53,515	(305,272)

Earnings from Discontinued Operations, net of income taxes of $0, $36,687, and $22,957	-	70,801	34,628

Net Earnings (Loss)	$(45,215)	$124,316	$(270,644)

SCHEDULE I

PNM RESOURCES, INC.

CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$(45,215)	$124,316	$(270,644)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	6,767	4,893	4,249
Deferred income tax expense	(73,067)	(16,957)	(13,787)
Equity in (earnings) loss of subsidiaries	(96,804)	(147,293)	219,465
Equity in net (earnings) loss of Optim Energy	15,223	30,145	29,687
Impairment of equity investment in Optim Energy	188,176	-	-
(Gain) on reacquired debt	-	(7,317)	-
Stock based compensation expense	2,894	2,188	3,261
Changes in certain assets and liabilities:
Other current assets	15,171	8,391	10,991
Other assets	31	634	33
Accounts payable	(157)	(97)	71
Accrued interest and taxes	141	(1,080)	(3,704)
Other current liabilities	(8,955)	1,387	(3,009)
Other liabilities	18,236	(22,359)	(29,288)

Net cash flows from operating activities	22,441	(23,149)	(52,675)

Cash Flows From Investing Activities:
Investments in subsidiaries	-	(86,253)	-
Investments in Optim Energy	(20,279)	-	-
Cash dividends from subsidiaries	47,940	347,012	40,042
Other, net	-	3	-

Net cash flows from investing activities	27,661	260,762	40,042

Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(8,000)	(114,667)	(202,224)
Short-term borrowings (repayments) – affiliate, net	1,719	3,200	-
Repayment of long-term debt	(2,125)	(148,422)	-
Long-term borrowings	-	-	102,750
Issuance of common stock	-	1,245	250,955
Proceeds from stock option exercise	1,247	-	86
Purchases to satisfy awards of common stock	(2,986)	(951)	(1,371)
Excess tax (shortfall) from stock-based payment arrangements	(580)	(760)	(560)
Dividends paid	(45,726)	(45,701)	(56,970)
Other, net	-	-	(5,282)

Net cash flows from financing activities	(56,451)	(306,056)	87,384

Change in Cash and Cash Equivalents	(6,349)	(68,443)	74,751
Cash and Cash Equivalents at Beginning of Period	6,652	75,095	344

Cash and Cash Equivalents at End of Period	$303	$6,652	$75,095

Supplemental Cash Flow Disclosures:
Interest paid	$19,078	$32,092	$54,746

Income taxes paid (refunded), net	$(27,018)	$116,593	$(5,936)

Supplemental schedule of non cash investing and financing activities:
Convertible preferred stock issued under forward purchase contract upon tender of senior unsecured notes			$100,000

SCHEDULE II

PNM RESOURCES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

			Additions		Deductions
Description		Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
			(In thousands)
(a)	Allowance for doubtful accounts, year ended December 31:

	2008	$6,021	$56,136	$-	$40,691	$21,466

	2009	$21,466	$43,937	$-	$52,620	$12,783

	2010	$12,783	$27,566	$-	$29,171	$11,178

(a)   Totals reflect continuing operations.

SCHEDULE II

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

VALUATION AND QUALIFYING ACCOUNTS

			Additions		Deductions
Description		Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
			(In thousands)
(a)	Allowance for doubtful accounts, year ended December 31:

	2008	$729	$4,186	$-	$3,570	$1,345

	2009	$1,345	$2,534	$-	$2,396	$1,483

	2010	$1,483	$2,600	$-	$2,600	$1,483

(a)	Totals reflect continuing operations.

SCHEDULE II

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:

2008	$-	$144	$-	$144	$-

2009	$-	$238	$-	$238	$-

2010	$-	$22	$-	$22	$-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

PNMR

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this annual report, PNMR conducted an evaluation under the supervision and with the participation of PNMR’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

(b) Management’s report on internal control over financial reporting.

“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein.

(c) Changes in internal controls.

There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

PNM

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this annual report, PNM conducted an evaluation under the supervision and with the participation of PNM’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

(b) Management’s report on internal control over financial reporting.

“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-3. This report is incorporated by reference herein.

(c) Changes in internal controls.

There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

TNMP

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this annual report, TNMP conducted an evaluation under the supervision and with the participation of TNMP’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

(b) Management’s report on internal control over financial reporting.

“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-4. This report is incorporated by reference herein.

(c) Changes in internal controls.

There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF PNMR AND CORPORATE GOVERNANCE

Reference is hereby made to “Proposal 1: Elect Ten Directors” in PNMR’s Proxy Statement relating to the annual meeting of stockholders to be held on May 17, 2011 (the “2011 Proxy Statement”), to PART I, SUPPLEMENTAL ITEM – “EXECUTIVE OFFICERS OF THE COMPANY” in this Form 10-K, “Other Matters”-“Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics” and “Board Committees and Their Functions”-“Audit and Ethics Committee” in the 2011 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its Internet website. Information about the Company’s website is included under Part I, Item 1 - “Company Website.”

PNMR’s common stock is listed on the New York Stock Exchange. As a result, PNMR’s Chief Executive Officer is required to make an annual certification to the New York Stock Exchange stating that he was not aware of any violations by PNMR of the New York Stock Exchange corporate governance listing standards. PNMR’s Chief Executive Officer made the most recent certification to the New York Stock Exchange on June 16, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is hereby made to “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “Potential Payments Upon Termination or Change in Control”, “Director Compensation”, and “Board Committees and Their Functions”-“Compensation and Human Resources Committee”-“Interlocks” in the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is hereby made to “PNM Resources Common Stock Owned by Executive Officers and Directors,” “Ownership of More Than Five Percent of PNM Resources Common Stock” and “Equity Compensation Plan Information” in the 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is hereby made to “Related Person Transactions,” “Other Governance Policies-Related Person Transactions Policy,” and “Director Independence” in the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2011 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2011 Proxy Statement for PNMR. All such fees are fees of PNMR.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) – 1.	See Index to Financial Statements under Item 8.

(a) – 2.	Financial Statement Schedules for the years 2010, 2009, and 2008 are omitted for the reason that they are not required or the information is otherwise supplied under Item 8.

(a) – 3-A.	Exhibits Filed:

Exhibit No.		Description

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

21	PNMR	Certain subsidiaries of PNM Resources, Inc.

23.1	PNMR	Consent of Deloitte & Touche LLP for PNM Resources, Inc.

23.2	PNM	Consent of Deloitte & Touche LLP for Public Service Company of New Mexico

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Financial Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR	XBRL Instance Document

101.SCH	PNMR	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR	XBRL Taxonomy Extension Presentation Linkbase Document

Note: Separate financial statements of 50 percent or less owned persons will be filed by amendment to PNMR’s Form 10-K to the extent required by Article 3.09 of SEC Regulation S-X.

(a) –3- B.	Exhibits Incorporated By Reference:

The documents listed below are being filed (as shown above) or have been previously filed on behalf of PNM Resources, PNM or TNMP and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
Plan of Acquisition
2.0	Asset Purchase Agreement dated January 12, 2008 among PNM, Continental Energy Systems, LLC and New Mexico Gas Company, Inc.	2.0 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

2.1	Contribution Agreement, dated as of June 1, 2007, among EnergyCo, LLC, PNM Resources, and ECJV Holdings, LLC	2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-32462 PNMR

2.2	Purchase and Sale Agreement, dated as of January 14, 2006 among Twin Oaks Power LP, Twin Oaks Power III, LP, Sempra Energy, Altura Power L.P. and PNM Resources (Confidential treatment was requested for portions of the exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)	2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR
Articles of Incorporation and By-laws
3.1	Articles of Incorporation of PNM Resources, as amended to date (Certificate of Amendment dated October 27, 2008 and Restated Articles of Incorporation dated August 3, 2006)	3.1 to the Company’s Current Report on Form 8-K filed November 21, 2008	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNM Resources, Inc. with all amendments to and including December 8, 2009	3.1 to the Company’s Current Report on Form 8-K filed December 11, 2009	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP as adopted on August 4, 2005	3.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

Indentures‡
PNMR

4.1	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR’s Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.2	Supplemental Indenture No. 1, dated as of March 30, 2005, between the Company and JPMorgan Chase Bank, N.A. as Trustee, with Form of Senior Note included as Exhibit A thereto	10.3 to PNMR’s Current Report on Form 8-K filed March 31, 2005	333-32170 PNMR

4.3	Supplemental Indenture No. 2, dated as of May 16, 2008 between PNMR and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.), as trustee	4.3 to PNMR’s Current Report on Form 8-K filed May 21, 2008	1-32462 PNMR

4.4	Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee	4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.5	Supplemental Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee, with Form of Senior Note included as Exhibit A thereto	4.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.6	Supplemental Indenture No. 2, dated as of August 4, 2008 between PNMR and U.S. Bank National Association, as trustee	4.3 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

4.7	Registration Rights Agreement, dated as of October 7, 2005, between PNMR, as issuer and Cascade Investment, LLC, as initial holder.	4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR
PNM

4.8	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.9	First Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.5 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.10	Second Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.6 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.11	Third Supplemental Indenture, dated as of October 1, 1999 to Indenture dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.6.1 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999	1-6986 PNM

4.12	Fourth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee	4.6.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.13	Fifth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.14	Sixth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.15	Seventh Supplemental Indenture, dated as of June 1, 2007 to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank), as Trustee	4.23 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-6986 PNM

4.16	Eighth Supplemental Indenture, dated as of June 1, 2010 to Indenture dated as of March 11, 1988, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee	10.1 to PNM’s Current Report on Form 8-K filed July 29, 2010	1-6986 PNM

4.17	Ninth Supplemental Indenture, dated as of June 1, 2010 to Indenture dated as of March 11, 1988, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee	10.2 to PNM’s Current Report on Form 8-K filed July 29, 2010	1-6986 PNM

4.18	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM’s Registration Statement No. 333-53367	333-53367 PNM

4.19	First Supplemental Indenture, dated August 1, 1998, supplemental to Indenture, dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.3 to PNM’s Current Report on Form 8-K Dated August 7, 1998	1-6986 PNM

4.20	Second Supplemental Indenture, dated September 1, 2003, supplemental to Indenture, dated as of August 1, 1998, between PNM and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as Trustee	4.7.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	1-6986 PNM

4.21	Third Supplemental Indenture, dated as of May 13, 2008 between PNM and The Bank of New York Trust Company, N.A. as trustee	4.2 to PNM’s Current Report on Form 8-K filed May 15, 2008	1-6986 PNM
TNMP

4.22	The First Mortgage Indenture dated as of March 23, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.23	The First Supplemental Indenture dated as of March 23, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.2 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.24	The Second Supplemental Indenture dated as of March 25, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.3 to TNMP’s Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.25	The Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s current Report on Form 8-K filed May 6, 2009	2-97230 TNMP

4.26	First Amendment dated as of December 16, 2010 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee to The Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP’s Current Report on Form 8-K filed December 17, 2010	2-97230 TNMP

4.27	Indenture, dated January 1, 1999 between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(w) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.28	First Supplemental Indenture, dated January 1, 1999, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(x) to TNMP’s Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.29	Second Supplemental Indenture, dated June 1, 2003, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	2-97230 TNMP

Material Contracts

10.1	Amended and Restated Credit Agreement, dated as of August 15, 2005, among PNM Resources, Inc. and First Choice Power, L.P., as borrowers, the lenders party thereto, Bank of America, N.A., as administrative agent and Wachovia Bank, National Association, as syndication agent.	10.1 to the Company’s Current Report on Form 8-K filed August 19, 2005 as Exhibit 10.1 (refiled with exhibits thereto as Exhibit 10.1 to Form 8-K/A filed January 5, 2010)	1-32462 PNMR

10.2	First Amendment to Credit Agreement dated as of November 3, 2006 among PNM Resources, First Choice Power, L.P. and TNMP, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent	10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006	1-32462 PNMR

10.3	Second Amendment to Credit Agreement dated as of December 20, 2006 among PNM Resources, First Choice Power, L.P. and TNMP, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-32462 PNMR

10.4	Third Amendment to Credit Agreement, dated as of March 11, 2009, among PNMR, First Choice Power, L.P., the lenders party thereto, and Bank of America, N.A., as administrative agent.	10.1 to PNMR’s Current Report on Form 8-K filed March 13, 2009	1-32462 PNMR

10.5	Fourth Amendment to Credit Agreement, dated as of March 27, 2010, among PNMR, First Choice Power, L.P., the Lenders party thereto and Bank of America, N.A., as administrative agent	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-32462 PNMR

10.6	Consent Agreement, dated as of August 11, 2008, among PNMR, First Choice Power, L.P., the lenders party thereto and Bank of America, N.A., as administrative agent	10.1 to PNMR’s Current Report on 8-K filed August 13, 2008	1-32462 PNMR

10.7	Amended and Restated Guaranty Agreement, dated as of August 15, 2005, executed by PNM Resources, Inc., as Guarantor	10.1 to the Company’s Current Report on Form 8-K filed August 19, 2005	1-32462 PNMR

10.8	Unit Purchase Agreement dated as of August 13, 2004 between PNM Resources and Cascade Investment, L.L.C.	99 to PNM Resources’ Current Report on Form 8-K filed August 19, 2004	333-32170 PNMR

10.9	First Supplement to Unit Purchase Agreement, dated as of June 4, 2005, between PNMR and Cascade	99.2 to the Company’s Current Report on Form 8-K filed June 10, 2005	1-32462 PNMR

10.10	Second Supplement to Unit Purchase Agreement, dated as of July 1, 2005, between PNMR and Cascade	99.1 to the Company’s Current Report on Form 8-K filed July 8, 2005	1-32462 PNMR

10.11	Third Supplement to Unit Purchase Agreement, dated as of August 12, 2005, between PNMR and Cascade and Fourth Supplement to Unit Purchase Agreement, dated as of September 30, 2005, between PNMR and Cascade	10.4 and 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.12	Credit Agreement dated as of August 17, 2005, among PNM, the lenders party thereto, Wachovia Bank, National Association, as administrative agent and Union Bank of California, N.A., as syndication agent	10.3 to the Company’s Current Report on Form 8-K filed August 19, 2005 (refiled with exhibits thereto as Exhibit 10.3 to Form 8-K/A filed January 5, 2010)	1-6986 PNM

10.13	Consent Agreement, dated as of August 12, 2008, among PNM, the lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent for the lenders named therein	10.2 to PNM’s Current Report on Form 8-K filed August 13, 2008	1-6986 PNM

10.14	Transitional Services Agreement among PNM, PNMR Services Company and New Mexico Gas Company, Inc. dated as of January 12, 2008	10.12 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

10.15	Amended and Restated Credit Agreement, dated as of December 16, 2010, among TNMP, the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent	10.1 to TNMP’s Current Report on Form 8-K filed December 17, 2010	2-97230 TNMP

10.16	Term Loan Credit Agreement, dated as of March 25, 2009, among TNMP, the lenders identified therein and Union Bank, N.A., as administrative agent	10.1 to TNMP’s Current Report on Form 8-K filed March 27, 2009	1-32462 PNMR

10.17**	PNM Resources, Inc. Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009 (“PEP”)	4.1 to PNM Resources’ Form S-8 Registration Statement filed May 20, 2009	333-159361 PNMR

10.18**	Description of 2010 long term incentive program for named executive officers	Item 5.02(e) of PNM Resources’ Current Report on Form 8-K filed March 25, 2010	1-32462 PNMR

10.19**	Form of Stock Option Award Agreement for non-qualified stock options granted under PEP in 2010	10.3 to PNMR’s Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.20**	Form of Performance Restricted Stock Rights Award Agreement for performance-based, time-vested restricted stock rights awards based on adjusted cash earnings granted under PEP in 2010	10.4 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-32464 PNMR

10.21**	Form of Performance Cash Award Agreement for performance cash awards based on adjusted cash earnings granted under PEP in 2010	10.5 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-32462 PNMR

10.22**	Form of Performance Restricted Stock Rights Award Agreement for performance-based, time-vested restricted stock rights awards based on adjusted cash earnings granted under PEP in 2009	10.4 to PNMR’s Current Report on Form 8-K filed May 26, 2009 (the 2009 long-term incentive program for named executive officers is described in Item 5.02(e) of this Current Report on Form 8-K filed May 26, 2009)	1-32462 PNMR

10.23**	Form of Performance Cash Award Agreement for performance cash awards based on adjusted cash earnings granted under PEP in 2009	10.5 to PNMR’s Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.24**	Form of Performance Share Award Agreement for performance share awards based on special purpose performance criteria granted under the PEP in 2009	10.6 to PNMR’s Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.25**	Form of Performance Cash Award Agreement for performance cash awards based on special purpose performance criteria granted under the PEP in 2009	10.7 to PNMR’s Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.26**	Form of Restricted Stock Rights Award Agreement for time-vested stock rights awards granted under PEP in May 2009	10.8 to PNMR’s Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.27**	Form of the award agreement for non- qualified stock options granted under the PEP in 2007-2009	10.2 to the Company’s Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.28**	Form of award agreement for restricted stock rights granted under the PEP in 2007, 2008 and February 2009	10.3 to the Company’s Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.29**	Changes in Director Compensation	10.2 to the Company’s Current Report on Form 8-K filed March 1, 2011 (for 2011 compensation) and 10.1 to PNMR’s Quarterly Report on Form 10- Q for the quarter ended March 31, 2010 (for 2010 compensation)	1-32462 PNMR

10.30**	Form of award notice for restricted stock awards and stock options granted to directors under the PEP	10.3 to the Company’s Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.31**	PNM Resources, Inc. Executive Spending Account Plan (amended and restated effective January 1, 2011)	10.4 to the Company’s Current Report on Form 8-K filed March 1, 2011	333-32170 PNMR

10.32**	PNM Resources, Inc. Executive Savings Plan II (amended and restated effective January 1, 2009)	4.1 to PNMR’s Registration Statement on Form S-8 (333-156243) filed December 17, 2008	333-156243 PNMR

10.33**	PNM Resources, Inc. After-Tax Retirement Plan effective January 1, 2009	10.5 to PNMR’s Annual Report on Form 10-K for he fiscal year ended December 31, 2008	1-32462 PNMR

10.34**	2009 Officer Incentive Plan	10.2 to PNM Resources’ Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.35**	2010 Officer Incentive Plan	10.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-32462 PNMR

10.36**	Performance Cash Program for the Utilities President (Patricia K. Collawn)	10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	1-32462 PNMR

10.37**	Summary of Executive Time Off Policy Effective January 1, 2006	10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.38**	Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 16, 1988) (refiled)	10.23 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.39**	First Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 30, 1988) (refiled)	10.23.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.40**	Second Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (December 29, 1989) (refiled)	10.23.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.41**	Second [Third] Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) dated December 8, 1992	10.22.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 2004.	1-6986 PNM

10.42**	Fourth Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan, as amended effective December 7, 1998	10.23.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.43**	Fifth Amendment dated November 27, 2002 to the Restated and Amended PNM Resources, Inc. Accelerated Performance Management Plan	10.23.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.44**	Sixth Amendment dated December 9, 2003 to the PNM Resources, Inc. Restated and Amended Accelerated Performance Management Plan	10.23.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.45**	Seventh Amendment dated November 21, 2008 to the PNM Resources, Inc. Accelerated Management Performance Plan	10.4 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.46**	PNM Resources, Inc. Non-Union Severance Pay Plan effective August 1, 2007 (amended and restated)	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.47**	First Amendment to the PNM Resources Non-Union Severance Pay Plan executed November 20, 2008	10.3 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.48**	PNM Service Bonus Plan dated October 23, 1984	19.4 to PNM’s Quarterly Report on Form 10-Q or the quarter ended September 30, 1988	1-6986 PNM

10.49**	First Amendment dated November 20, 1985 to PNM Service Bonus Plan	10.11.1 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1985	1-6986 PNM

10.50**	Second Amendment dated December 29, 1989 to PNM Service Bonus Plan	10.27.2 to PNM’s Annual Report on Form 10-K for the fiscal year ending December 31, 1989	1-6986 PNM

10.51**	Second [Third] Amendment dated December 7, 1998 to PNM Service Bonus Plan	10.45 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.52**	Fourth Amendment dated November 27, 2002 to PNM Resources, Inc. Service Bonus Plan	10.45.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.53**	Fifth Amendment dated December 9, 2003 to PNM Resources, Inc. Service Bonus Plan	10.45.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.54**	Public Service Company of New Mexico OBRA ‘93 Retirement Plan effective November 15, 1993	10.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.55**	First Amendment to the Public Service Company of New Mexico OBRA ’93 Retirement Plan, as amended effective December 7, 1998	10.48.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.56**	Second Amendment dated November 27, 2002 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.57**	Third Amendment dated December 9, 2003 to the PNM Resources, Inc. OBRA ’93 Retirement Plan	10.48.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003	333-32170 PNMR

10.58**	Public Service Company of New Mexico Section 415 Plan dated January 1, 1994	10.50 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.59**	First Amendment dated December 7, 1998 and Second Amendment dated August 7, 1999 to PNM Section 415 Plan and Third Amendment dated November 27, 2002 to the PNM Resources, Inc. Section 415 Plan	10.50.1 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.60**	Fourth Amendment dated December 9, 2003 to the PNM Resources, Inc. Section 415 Plan	10.50.2 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.61**	PNM Resources, Inc. Officer Retention Plan executed September 2, 2008 (amended and restated effective January 1, 2009)	10.1 to the Company’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.62**	First Amendment to PNM Resources, Inc. Officer Retention Plan executed November 20, 2008	10.8 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.63**	PNM Resources Executive Spending Account Plan dated December 9, 2003	10.52 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003	333-32170 PNMR

10.64**	First Amendment to PNM Resources Executive Spending Account Plan effective January 1, 2004	10.52.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.65**	Second Amendment to PNMR’s Executive Spending Account Plan executed August 28, 2008	10.2 to PNMR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.66**	Third Amendment to PNMR’s Executive Spending Account Plan effective January 1, 2009	10.7 to PNMR’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.67**	Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan effective March 10, 1998	10.74 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.68**	First Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan Dated February 7, 2000	10.74.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.69**	Second Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 7, 1998	10.74.2 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.70**	Third Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 10, 2000	10.74.3 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.71**	Fourth Amendment to Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan dated December 31, 2001	4.3.5 to PNM Resources’ Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03303 PNMR

10.72**	Fifth Amendment to the Third Restated and Amended PNM Resources, Inc. Performance Stock Plan dated September 6, 2002	10.74.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	333-32170 PNMR

10.73**	PNM Resources, Inc. Director Retainer Plan, dated December 31, 2001	4.3 to PNM Resources, Inc. Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03289 PNMR

10.74**	First Amendment dated February 17, 2003 to PNM Resources, Inc. Director Retainer Plan	10.40.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	333-32170 PNMR

10.75**	Supplemental Employee Retirement Agreement for Patrick T. Ortiz (amended and restated effective January 1, 2009)	10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.76**	Retainer Agreement between the Company and Patrick T. Ortiz dated July 28, 2009 (assigned on December 10, 2009, for billing and collection purposes only, to Cuddy & McCarthy, LLP)	10.1 to PNMR’s Current Report on Form 8-K filed July 30, 2009	1-32462 PNMR

10.77**	Executive Transition Agreement between the Company and Patrick T. Ortiz dated July 28, 2009	10.2 to PNMR’s Current Report on Form 8-K filed July 30, 2009	1-32462 PNMR

10.78**	Supplemental Employee Retirement Agreement for Jeffry E. Sterba (amended and restated effective January 1, 2009)	10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.79**	Amended and Restated Retention Bonus Agreement for Jeffry E. Sterba executed September 7, 2007	10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.80**	First Amendment to the Retention Bonus Agreement between PNMR and Jeffrey E. Sterba effective January 1, 2009	10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.81**	PNM Resources Officer Life Insurance Plan dated April 28, 2004	10.24.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.82**	First Amendment to PNM Resources Officer Life Insurance Plan dated December 16, 2004	10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.	333-32170 PNMR

10.83**	Second Amendment to PNM Resources Officer Life Insurance Plan executed April 15, 2007	10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.84**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.85**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.86**	Long Term Care Insurance Plan effective January 1, 2003	10.87 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.87**	Executive Long Term Disability effective January 1, 2003	10.88 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.88	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM’s Registration Statement No. 2-26116	2-26116 PNM

10.89	Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)	10.1.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.90	Water Supply Agreement between the Jicarilla Apache Tribe and Public Service Company of New Mexico, dated July 20, 2000	10.5 to PNM’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2001	1-6986 PNM

10.91	Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973	5-T to PNM’s Registration Statement No. 2-50338	2-50338 PNM

10.92	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.93	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.94	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.95	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.96	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.97	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.98	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990	1-6986 PNM

10.99	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.100	Amendment No. 15 to the Arizona Nuclear Power Project Participation Agreement dated November 29, 2010 and effective January 1, 2010	10.1 to PNM’s Current Report on Form 8-K filed February 28, 2011	1-6986 PNM

10.101	Underground Coal Sales Agreement, dated August 31, 2001 among San Juan Coal Company, PNM and Tucson Electric Power Company	10.85 to PNM’s Quarterly Report on Form 10-Q for the quarter ending September 31, 2001 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)	1-6986 PNM

10.102	Amendment One to Underground Coal Sales Agreement dated December 15, 2003 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.9.1 to PNM’s Amended Report on Form 10-K for fiscal year ended December 31, 2003 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)	1-6986 PNM

10.103	Amendment Two to Underground Coal Sales Agreement effective September 15, 2004 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.9.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1-6986 PNM

10.104	Amendment Three to Underground Coal Sales Agreement executed April 29, 2005 among San Juan Coal Company, PNM and Tucson Electric Coal Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)	10.86.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-6986 PNM

10.105	Amendment Four to Underground Coal Sales Agreement effective March 7, 2007 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.89 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-6986 PNM

10.106	Amendment Five to Underground Coal Sales Agreement executed December 21, 2007 among San Juan Coal Company, PNM and Tucson Electric Power Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)	10.95 to PNM’s Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

10.107	San Juan Unit 4 Early Purchase and Participation Agreement dated as of September 26, 1983 between PNM and M-S-R Public Power Agency, and Modification No. 2 to the San Juan Project Agreements dated December 31, 1983 (refilled)	10.11 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994	1-6986 PNM

10.108	Amendment No. 1 to the Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, executed as of December 16, 1987, for San Juan Unit 4 (refiled)	10.11.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.109	Amendment No. 3 to the San Juan Unit 4 Early Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999	10.11.3 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.110	Amended and Restated San Juan Unit 4 Purchase and Participation Agreement dated as of December 28, 1984 between PNM and the Incorporated County of Los Alamos (refiled)	10.12 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.111	Amendment No. 1 to the Amended and Restated San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and M-S-R Public Power Agency, dated as of October 27, 1999	10.12.1 to PNM’s Annual Report Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.112	Amendment No. 2 to the San Juan Unit 4 Purchase Agreement and Participation Agreement between Public Service Company of New Mexico and The Incorporated County of Los Alamos, New Mexico, dated October 27, 1999	10.13 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.113	Participation Agreement among PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust dated as of December 31, 1981 (refiled)	10.14 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.114	San Juan Unit 4 Purchase and Participation Agreement Public Service Company of New Mexico and the City of Anaheim, California dated April 26, 1991	19.2 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991	1-6986 PNM

10.115	Amendment No. 1 to the San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and The City of Anaheim, California, dated October 27, 1999	10.36.1 to Annual Report PNM’s on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.116	Restated and Amended San Juan Unit 4 Purchase and Participation Agreement between Public Service Company of New Mexico and Utah Associated Municipal Power Systems	10.2.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.117	Amendment No. 1 to the Restated and Amended San Juan Unit 4 Purchase And Participation Agreement between Public Service Company of New Mexico And Utah Associated Municipal Power Systems, dated October 27, 1999	10.38.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1999	1-6986 PNM

10.118	Participation Agreement dated as of June 30, 1983 among Security Trust Company, as Trustee, PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust (refiled)	10.61 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.119	Amended and Restated San Juan Project Participation Agreement dated as of March 3, 2006, among Public Service Company of New Mexico, Tucson Electric Power Company, The City of Farmington, New Mexico, M-S-R Public Power Agency, The Incorporated County of Los Alamos, New Mexico, Southern California Public Power Authority, City of Anaheim, Utah Associated Municipal Power System and Tri-State Generation and Transmission Association, Inc.	10.119 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2006	1-6986 PNM

10.120*	Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)	10.18 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.121*	Amendment No. 4 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of December 16, 1985	10.18.5 to the PNM’s Quarter Report on Form10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.122	Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)	10.19 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.123	Facility Lease dated as of August 12, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1 and 2 thereto (refiled)	10.20 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.124	Amendment No. 2 dated as of April 10, 1987 to Facility Lease dated as of August 12, 1986, as amended, between The First National Bank of Boston, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of August 12, 1986, with MFS Leasing Corp., Lessor and Public Service Company of New Mexico, Lessee (refiled)	10.20.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.125	Amendment No. 3 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of August 12, 1986	10.20.4 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.126	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)	10.21 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.127	Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)	10.22 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.128	Amendment No. 2 dated as of April 10, 1987 to the Facility Lease dated as of August 12, 1986 between The First National bank of Boston, as Owner Trustee, and PNM. (Unit 2 transaction.) (This is an amendment to a Facility Lease which is substantially similar to the Facility Lease filed as Exhibit 28.1 to the Company’s Current Report on Form 8-K dated August 18, 1986)	10.53 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1987	1-6986 PNM

10.129	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.130	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.1 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.131	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 2003	1-6986 PNM

10.132	Refunding Agreement No. 8A, dated as of December 23, 1997, among PNM, the Owner Participant Named Therein, State Street Bank and Trust Company, as Owner Trustee, The Chase Manhattan Bank, as Indenture Trustee, and First PV Funding Corporation	10.73 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.133	PVNGS Capital Trust—Variable Rate Trust Notes—PVNGS Note Agreement dated as of July 31, 1998	10.76 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998	1-6986 PNM

10.134	New Mexico Public Service Commission Order dated July 30, 1987, and Exhibit I thereto, in NMPUC Case No. 2004, regarding the PVNGS decommissioning trust fund (refiled)	10.67 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.135	Stipulation in the matter of PNM’s transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.136	Settlement Agreement between Public Service Company of New Mexico and Creditors of Meadows Resources, Inc. dated November 2, 1989 (refiled)	10.34 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.137	First Amendment dated April 24, 1992 to the Settlement Agreement dated November 2, 1989 among Public Service Company of New Mexico, the lender parties thereto and collateral agent (refiled)	10.34.1 to PNM’s Quarterly Report on Form 10-Q for quarter ended June 30, 2000	1-6986 PNM

10.138	Amendment dated April 11, 1991 among Public Service Company of New Mexico, certain banks and Chemical Bank and Citibank, N.A., as agents for the banks	19.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991	1-6986 PNM

10.139	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNM Resources and TNMP for approval of the TNP acquisition	10.134 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

10.140	Settlement Agreement dated February 3, 2005, between PNM Resources, Inc. and Texas-New Mexico Power Company, the cities of Dickenson, Lewisville, La Marque, Ft. Stockton and Friendswood, Texas, the Legal and Enforcement Division of the Public Utility Commission of Texas, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers and the Alliance for Retail Markets	10.1-10.1.7 to the Company’s Current Report on Form 8-K filed February 7, 2005	1-32462 PNMR/ TNMP

10.141	Consent Decree entered into by PNM on March 9, 2005 relating to the citizen suit under the Clean Air Act and the excess emissions report matter for SJGS	10.135 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-6986 PNM

10.142	Settlement and Release of Claims Agreement dated February 11, 2010 among PNM, PG&E, SDG&E, CPUC, California ex. rel. Edmund G. Brown, Jr., Attorney General and the California Dept. of Water Resources (collectively, “PNM and the California Parties”) (relating to certain 2000-2001 transactions in California energy markets)	10.1 to PNM’s Current Report on Form 8-K filed February 12, 2010	1-6986 PNM

10.143	Agreement for Disposition of Escrowed Funds dated January 11, 2010 among PNM and the California Parties	10.1 to PNM’s current Report on Form 8-K filed January 14, 2010	1-6986 PNM

21	Certain subsidiaries of PNM Resources	21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

99.1*	Participation Agreement dated as of December 16, 1985, among the Owner Participant named therein, First PV Funding Corporation. The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 16, 1985 with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions together with Amendment No. 1 dated July 15, 1986 and Amendment No. 2 dated November 18, 1986 (refiled)	99.2 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

99.2	Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indentures Nos. 1 and 2 (refiled)	99.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

99.3	Supplemental Indenture No. 3 dated as of March 8, 1995, to Trust Indenture Mortgage, Security Agreement and Assignment of Rents between The First National Bank of Boston and Chemical Bank dated as of December 16, 1985	99.3.3 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

99.4*	Assignment, Assumption and Further Agreement dated as of December 16, 1985, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.4 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

99.5	Participation Agreement dated as of July 31, 1986, among the Owner Participant named herein, First PV Funding Corporation, The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of July 31, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of July 31, 1986, with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions together with Amendment No. 1 thereto (refiled)	99.5 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.6	Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of July 31, 1986, between The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indenture No. 1 thereto (refiled)	99.6 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.7	Assignment, Assumption, and Further Agreement dated as of July 31, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.7 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.8	Participation Agreement dated as of August 12, 1986, among the Owner Participant named therein, First PV Funding Corporation. The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of August 12, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of August 12, 1986, with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions (refiled)	99.8 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.8.1*	Amendment No. 1 dated as of November 18, 1986, to Participation Agreement dated as of August 12, 1986 (refiled)	99.8.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.9*	Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of August 12, 1986, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indenture No. 1 thereto (refiled)	99.9 to PNM’s Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.9.2	Supplemental Indenture No. 2 dated as of March 8, 1995, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents between The First National Bank of Boston and Chemical Bank dated as of August 12, 1986	99.9.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

99.10*	Assignment, Assumption, and Further Agreement dated as of August 12, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.10 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.11*	Participation Agreement dated as of December 15, 1986, among the Owner Participant named therein, First PV Funding Corporation, The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 15, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 15, 1986, with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions (Unit 1 Transaction) (refiled)	99.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.12	Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee (Unit 1 Transaction) (refiled)	99.12 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.13	Assignment, Assumption and Further Agreement dated as of December 15, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (Unit 1 Transaction) (refiled)	99.13 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.14	Participation Agreement dated as of December 15, 1986, among the Owner Participant named therein, First PV Funding Corporation, The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 15, 1986, with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 15, 1986, with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions (Unit 2 Transaction) (refiled)	99.14 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.15	Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee (Unit 2 Transaction) (refiled)	99.15 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.16	Assignment, Assumption, and Further Agreement dated as of December 15, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (Unit 2 Transaction) (refiled)	99.16 to PNM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.17*	Waiver letter with respect to “Deemed Loss Event” dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled)	99.17 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.18*	Waiver letter with respect to Deemed Loss Event” dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled)	99.18 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.19	Agreement No. 13904 (Option and Purchase of Effluent), dated April 23, 1973, among Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, the Cities of Phoenix, Glendale, Mesa, Scottsdale, and Tempe, and the Town of Youngtown (refiled)	99.19 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.20	Agreement for the Sale and Purchase of Wastewater Effluent, dated June 12, 1981, Among Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District and the City of Tolleson, as amended (refiled)	99.20 to PNM’s Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.21	Municipal Effluent Purchase and Sale Agreement dated April 23, 2010 between Cities of Phoenix, Mesa, Tempe, Scottsdale and Glendale, Arizona municipal corporations; and APS, SRP, acting on behalf of themselves and EPE, SCE, PNM, SCPPA, and Los Angeles Department of Water and Power	10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-6986 PNM

99.22*	1996 Supplemental Indenture dated as of September 27, 1996 to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 between State Street Bank and Trust Company, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee	99.21 to PNM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996	1-6986 PNM

99.23	1997 Supplemental Indenture, dated as of December 23, 1997, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents, dated as of August 12, 1986, between State Street Bank and Trust, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee	99.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006	1-6986 PNM

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

PNM RESOURCES, INC.
(Registrant)

Date: March 1, 2011	By	/s/ P. K. Collawn
P. K. Collawn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Director	March 1, 2011
P. K. Collawn
President and
Chief Executive Officer

/s/ C. N. Eldred	Principal Financial Officer	March 1, 2011
C. N. Eldred
Executive Vice President and
Chief Financial Officer

/s/ T. G. Sategna	Principal Accounting Officer	March 1, 2011
T. G. Sategna
Vice President and
Corporate Controller

/s/ A. E. Archuleta	Director	March 1, 2011
A. E. Archuleta

/s/ J. A. Dobson	Director	March 1, 2011
J. A. Dobson

/s/ R. R. Nordhaus	Director	March 1, 2011
R. R. Nordhaus

/s/ M. T. Pacheco	Director	March 1, 2011
M. T. Pacheco

/s/ B. S. Reitz	Director	March 1, 2011
B. S. Reitz

/s/ D. K. Schwanz	Director	March 1, 2011
D. K. Schwanz

/s/ J. E. Sterba	Chairman of the Board	March 1, 2011
J. E. Sterba

/s/ B. W. Wilkinson	Director	March 1, 2011
B. W. Wilkinson

/s/ J. B. Woodard	Director	March 1, 2011
J. B. Woodard

E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date: March 1, 2011	By	/s/ P. K. Collawn
P. K. Collawn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn P. K. Collawn	Principal Executive Officer and Chairman of the Board	March 1, 2011
President and
Chief Executive Officer

/s/ C. N. Eldred C. N. Eldred	Principal Financial Officer and Director	March 1, 2011
Executive Vice President and
Chief Financial Officer

/s/ T. G. Sategna	Principal Accounting Officer	March 1, 2011
T. G. Sategna
Vice President and
Corporate Controller

/s/ A. A. Cobb	Director	March 1, 2011
A. A. Cobb

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date: March 1, 2011	By	/s/ P. K. Collawn
P. K. Collawn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn P. K. Collawn	Principal Executive Officer and Chairman of the Board	March 1, 2011
President and
Chief Executive Officer

/s/ T. G. Sategna T. G. Sategna	Principal Financial Officer and Principal Accounting Officer	March 1, 2011
Vice President and
Controller

/s/ A. A. Cobb	Director	March 1, 2011
A. A. Cobb

/s/ R. N. Darnell	Director	March 1, 2011
R. N. Darnell

E-3