Form 10-Q
period 2011-03-31
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2011-05-06
CIK 22767, 81023, 1108426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 28, 2011, 86,673,174 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of April 28, 2011 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of April 28, 2011 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H) (1) (a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (H) (2).

This combined Form 10-Q is separately filed by PNMR, PNM, and TNMP. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants. When this Form 10-Q is incorporated by reference into any filing with the SEC made by PNMR, PNM, or TNMP, as a registrant, the portions of this Form 10-Q that relate to each other registrant are not incorporated by reference therein.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
ABCWUA	Albuquerque Bernalillo County Water Utility Authority
ALJ	Administrative Law Judge
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the Parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
Cascade	Cascade Investment, L.L.C.
CCB	Coal Combustion Byproducts
CO2	Carbon Dioxide
Cogen	Optim Energy Altura Cogen, LLC (the CoGen Lyondell Power Generation Facility)
Continental	Continental Energy Systems, L.L.C.
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Generating Station
DOA	United States Department of Agriculture
DOE	United States Department of Energy
DOI	United States Department of Interior
ECJV	ECJV Holdings, LLC
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EnergyCo	EnergyCo, LLC, a limited liability company, owned 50% by each of PNMR and ECJV; now known as Optim Energy
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
First Choice	FCP Enterprises, Inc. and Subsidiaries
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IRP	Integrated Resource Plan
KW	Kilowatt
KWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NERC	North American Electric Reliability Council
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.

NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
O&M	Operations and Maintenance
OCI	Other Comprehensive Income
Optim Energy	Optim Energy, LLC, a limited liability company, owned 50% by each of PNMR and ECJV; formerly known as EnergyCo
PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Facility	PNM’s Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PRP	Potential Responsible Party
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
Pyramid	Tri-State Pyramid Unit 4
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico’s Renewable Energy Act of 2004
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RFP	Request for Proposal
RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standard
SCE	Southern California Edison Company
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act
Term Loan Agreement	PNM’s $300 Million Unsecured Delayed Draw Term Loan Facility
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP Revolving Credit Facility	TNMP’s $75 Million Revolving Credit Facility
Twin Oaks	Optim Energy Twin Oaks, LP
Valencia	Valencia Energy Facility
VaR	Value at Risk
WACC	Weighted Average Cost of Capital

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)

Electric Operating Revenues	$387,663	$383,457

Operating Expenses:
Cost of energy	158,507	190,888
Administrative and general	58,465	62,785
Energy production costs	48,652	53,885
Depreciation and amortization	38,473	37,279
Transmission and distribution costs	16,877	13,890
Taxes other than income taxes	14,469	14,187

Total operating expenses	335,443	372,914

Operating income	52,220	10,543

Other Income and Deductions:
Interest income	4,028	5,027
Gains on investments held by NDT	5,902	1,743
Other income	995	10,137
Equity in net earnings (loss) of Optim Energy	-	(4,352)
Other deductions	(3,072)	(1,841)

Net other income (deductions)	7,853	10,714

Interest Charges	30,615	31,410

Earnings (Loss) before Income Taxes	29,458	(10,153)

Income Taxes (Benefit)	9,506	(4,939)

Net Earnings (Loss)	19,952	(5,214)

(Earnings) Attributable to Valencia Non-controlling Interest	(3,183)	(3,103)

Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)

Net Earnings (Loss) Attributable to PNMR	$16,637	$(8,449)

Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	$0.18	$(0.09)
Diluted	$0.18	$(0.09)

Dividends Declared per Common Share	$0.125	$0.125

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$12,940	$15,404
Accounts receivable, net of allowance for uncollectible accounts of $9,026 and $11,178	94,275	97,245
Unbilled revenues	61,130	71,453
Other receivables	57,523	58,901
Affiliate receivables	2,923	1,661
Materials, supplies, and fuel stock	51,788	52,479
Regulatory assets	32,197	36,292
Commodity derivative instruments	17,833	15,999
Income taxes receivable	97,201	97,450
Current portion of accumulated deferred income taxes	886	886
Other current assets	91,672	96,110

Total current assets	520,368	543,880

Other Property and Investments:
Investment in PVNGS lessor notes	90,897	103,871
Investments held by NDT	167,137	156,922
Other investments	17,925	18,791
Non-utility property, net of accumulated depreciation of $2,524 and $2,307	11,967	7,333

Total other property and investments	287,926	286,917

Utility Plant:
Plant in service and plant held for future use	4,895,632	4,860,614
Less accumulated depreciation and amortization	1,649,799	1,626,693

	3,245,833	3,233,921
Construction work in progress	143,784	137,622
Nuclear fuel, net of accumulated amortization of $31,786 and $26,247	76,665	72,901

Net utility plant	3,466,282	3,444,444

Deferred Charges and Other Assets:
Regulatory assets	489,694	502,467
Goodwill	321,310	321,310
Other intangible assets, net of accumulated amortization of $5,476 and $5,414	26,363	26,425
Commodity derivative instruments	6,247	5,264
Other deferred charges	95,536	94,376

Total deferred charges and other assets	939,150	949,842

	$5,213,726	$5,225,083

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$224,000	$222,000
Current installments of long-term debt	2,252	2,252
Accounts payable	88,132	95,969
Accrued interest and taxes	70,503	47,783
Regulatory liabilities	848	724
Commodity derivative instruments	25,520	31,407
Dividends declared	11,562	11,565
Other current liabilities	81,377	108,424

Total current liabilities	504,194	520,124

Long-term Debt	1,563,756	1,563,595

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	535,537	540,106
Accumulated deferred investment tax credits	17,510	18,089
Regulatory liabilities	355,323	342,465
Asset retirement obligations	78,207	76,637
Accrued pension liability and postretirement benefit cost	261,698	270,172
Commodity derivative instruments	10,567	12,831
Other deferred credits	148,896	147,616

Total deferred credits and other liabilities	1,407,738	1,407,916

Total liabilities	3,475,688	3,491,635

Commitments and Contingencies (See Note 9)

Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value, 10,000,000 shares authorized: issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNMR Convertible Preferred Stock, Series A without mandatory redemption requirements (no stated value, 10,000,000 shares authorized: issued and outstanding 477,800 shares)	100,000	100,000

PNMR common stockholders’ equity:
Common stock outstanding (no par value, 120,000,000 shares authorized: issued and outstanding 86,673,174 shares)	1,289,923	1,290,465
Accumulated other comprehensive income (loss), net of income taxes	(67,992)	(68,666)
Retained earnings	320,150	314,943

Total PNMR common stockholders’ equity	1,542,081	1,536,742

Non-controlling interest in Valencia	84,428	85,177

Total equity	1,726,509	1,721,919

	$5,213,726	$5,225,083

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$19,952	$(5,214)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	48,458	44,318
PVNGS firm-sales contract revenue	(2,558)	(14,329)
Bad debt expense	5,062	6,397
Deferred income tax expense (benefit)	9,312	(4,334)
Equity in net (earnings) loss of Optim Energy	-	4,352
Net unrealized (gains) losses on derivatives	(11,002)	33,355
Realized (gains) on investments held by NDT	(5,902)	(1,743)
Stock based compensation expense	945	1,427
Other, net	1,503	(807)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	8,231	16,113
Materials, supplies, and fuel stock	691	98
Other current assets	8,836	(70,817)
Other assets	(918)	(4,594)
Accounts payable	(7,838)	(8,078)
Accrued interest and taxes	22,969	22,950
Other current liabilities	(26,354)	(21,680)
Other liabilities	(12,649)	(10,670)

Net cash flows from operating activities	58,738	(13,256)

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(63,129)	(67,542)
Proceeds from sales of investments held by NDT	48,120	20,699
Purchases of investments held by NDT	(48,938)	(21,614)
Return of principal on PVNGS lessor notes	15,374	14,216
Other, net	(365)	165

Net cash flows from investing activities	(48,938)	(54,076)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	2,000	89,973
Proceeds from stock option exercise	1,265	483
Purchases to satisfy awards of common stock	(2,752)	(1,446)
Excess tax (shortfall) from stock-based payment arrangements	-	(106)
Dividends paid	(11,563)	(11,564)
Equity transactions with Valencia’s owner	(3,932)	(3,132)
Payments received on PVNGS firm-sales contracts	2,558	7,593
Proceeds from transmission interconnection agreements	152	-
Debt issuance costs and other	8	(124)

Net cash flows from financing activities	(12,264)	81,677

Change in Cash and Cash Equivalents	(2,464)	14,345
Cash and Cash Equivalents at Beginning of Period	15,404	14,641

Cash and Cash Equivalents at End of Period	$12,940	$28,986

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$6,061	$5,349

Income taxes paid (refunded), net	$-	$(2,020)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Attributable to PNMR					Non- controlling Interest in Valencia	Total Equity
	Preferred Stock, Series A	PNMR Common Stockholders’ Equity
		Common		Retained
		Stock	AOCI	Earnings	Total
	(In thousands)

Balance at December 31, 2010	$100,000	$1,290,465	$(68,666)	$314,943	$1,536,742	$85,177	$1,721,919
Proceeds from stock option exercise	-	1,265	-	-	1,265	-	1,265
Purchases to satisfy awards of common stock	-	(2,752)	-	-	(2,752)	-	(2,752)
Stock based compensation expense	-	945	-	-	945	-	945
Valencia’s transactions with its owner	-	-	-	-	-	(3,932)	(3,932)
Net earnings excluding subsidiary preferred stock dividends	-	-	-	16,769	16,769	3,183	19,952
Subsidiary preferred stock dividends	-	-	-	(132)	(132)	-	(132)
Total other comprehensive income	-	-	674	-	674	-	674
Dividends declared on common stock	-	-	-	(11,430)	(11,430)	-	(11,430)

Balance at March 31, 2011	$100,000	$1,289,923	$(67,992)	$320,150	$1,542,081	$84,428	$1,726,509

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Net Earnings (Loss)	$19,952	$(5,214)

Other Comprehensive Income:

Unrealized Gain on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(3,453) and $(1,222)	5,269	1,865
Reclassification adjustment for (gains) included in net earnings (loss), net of income tax expense of $2,070 and $610	(3,158)	(931)

Pension liability adjustment, net of income tax (expense) benefit of $1,026 and $147	(1,614)	(223)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $(9) and $(5,056)	23	7,617
Reclassification adjustment for (gains) losses included in net earnings (loss), net of income tax expense (benefit) of $(87) and $4,192	154	(6,315)

Total Other Comprehensive Income	674	2,013

Comprehensive Income (Loss)	20,626	(3,201)

Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,183)	(3,103)

Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)

Comprehensive Income (Loss) Attributable to PNMR	$17,311	$(6,436)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Electric Operating Revenues	$234,238	$230,536

Operating Expenses:
Cost of energy	89,214	86,434
Administrative and general	34,337	37,686
Energy production costs	48,652	53,885
Depreciation and amortization	23,735	22,852
Transmission and distribution costs	11,607	9,308
Taxes other than income taxes	8,528	7,914

Total operating expenses	216,073	218,079

Operating income	18,165	12,457

Other Income and Deductions:
Interest income	4,057	4,935
Gains on investments held by NDT	5,902	1,743
Other income	301	10,037
Other deductions	(986)	(623)

Net other income (deductions)	9,274	16,092

Interest Charges	18,080	18,077

Earnings before Income Taxes	9,359	10,472

Income Taxes	2,395	2,921

Net Earnings	6,964	7,551

(Earnings) Attributable to Valencia Non-controlling Interest	(3,183)	(3,103)

Net Earnings Attributable to PNM	3,781	4,448

Preferred Stock Dividends Requirements	(132)	(132)

Net Earnings Available for PNM Common Stock	$3,649	$4,316

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$55	$10,336
Accounts receivable, net of allowance for uncollectible accounts of $1,483 and $1,483	55,838	58,785
Unbilled revenues	33,240	39,053
Other receivables	55,591	56,951
Affiliate receivables	8,603	8,605
Materials, supplies, and fuel stock	49,114	49,454
Regulatory assets	30,403	35,835
Commodity derivative instruments	2,245	1,443
Income taxes receivable	76,941	76,941
Other current assets	47,213	46,635

Total current assets	359,243	384,038

Other Property and Investments:
Investment in PVNGS lessor notes	90,897	103,871
Investments held by NDT	167,137	156,922
Other investments	5,211	5,068
Non-utility property	976	976

Total other property and investments	264,221	266,837

Utility Plant:
Plant in service and plant held for future use	3,848,202	3,818,722
Less accumulated depreciation and amortization	1,272,769	1,259,957

	2,575,433	2,558,765
Construction work in progress	122,419	115,628
Nuclear fuel, net of accumulated amortization of $31,786 and $26,247	76,665	72,901

Net utility plant	2,774,517	2,747,294

Deferred Charges and Other Assets:
Regulatory assets	349,076	357,944
Goodwill	51,632	51,632
Commodity derivative instruments	7	-
Other deferred charges	67,875	67,828

Total deferred charges and other assets	468,590	477,404

	$3,866,571	$3,875,573

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$212,000	$190,000
Short-term debt – affiliate	5,400	-
Accounts payable	56,941	51,931
Affiliate payables	4,869	8,528
Accrued interest and taxes	42,813	25,773
Regulatory liabilities	848	724
Commodity derivative instruments	2,434	3,110
Dividends declared	4,695	39,254
Current portion of accumulated deferred income taxes	9,783	9,783
Other current liabilities	48,545	65,858

Total current liabilities	388,328	394,961

Long-term Debt	1,055,752	1,055,748

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	435,253	446,657
Accumulated deferred investment tax credits	17,510	18,089
Regulatory liabilities	313,017	299,763
Asset retirement obligations	77,444	75,888
Accrued pension liability and postretirement benefit cost	245,936	253,948
Commodity derivative instruments	1,560	2,009
Other deferred credits	112,556	108,455

Total deferred credits and liabilities	1,203,276	1,204,809

Total liabilities	2,647,356	2,655,518

Commitments and Contingencies (See Note 16)

Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value, 10,000,000 authorized: issued and outstanding 115,293 shares)	11,529	11,529

Equity:
PNM common stockholder’s equity:
Common stock outstanding (no par value, 40,000,000 shares authorized: issued and outstanding 39,117,799 shares)	1,018,776	1,018,776
Accumulated other comprehensive income (loss), net of income tax	(65,963)	(66,786)
Retained earnings	170,445	171,359

Total PNM common stockholder’s equity	1,123,258	1,123,349
Non-controlling interest in Valencia	84,428	85,177

Total equity	1,207,686	1,208,526

	$3,866,571	$3,875,573

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$6,964	$7,551
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	31,601	28,010
PVNGS firm-sales contract revenue	(2,558)	(14,329)
Deferred income tax expense	2,395	620
Net unrealized (gains) losses on derivatives	(1,908)	5,289
Realized (gains) losses on investments held by NDT	(5,902)	(1,743)
Other, net	2,324	(203)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	8,187	14,181
Materials, supplies, and fuel stock	340	292
Other current assets	6,587	(48,578)
Other assets	1,240	2,219
Accounts payable	5,010	9,018
Accrued interest and taxes	17,040	17,514
Other current liabilities	(20,821)	(16,083)
Other liabilities	(10,596)	(10,142)

Net cash flows from operating activities	39,903	(6,384)

Cash Flows From Investing Activities:
Utility plant additions	(51,520)	(62,025)
Proceeds from sales of NDT investments	48,120	20,699
Purchases of NDT investments	(48,938)	(21,614)
Return of principal on PVNGS lessor notes	15,374	14,216
Other, net	(144)	(48)

Net cash flows from investing activities	(37,108)	(48,772)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	22,000	60,000
Short-term borrowings (repayments) – affiliate, net	5,400	-
Payments received on PVNGS firm-sales contracts	2,558	7,593
Equity transactions with Valencia’s owner	(3,932)	(3,132)
Proceeds from transmission interconnection arrangements	152	-
Dividends paid	(39,254)	(132)

Net cash flows from financing activities	(13,076)	64,329

Change in Cash and Cash Equivalents	(10,281)	9,173
Cash and Cash Equivalents at Beginning of Period	10,336	1,373

Cash and Cash Equivalents at End of Period	$55	$10,546

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$5,412	$3,773

Income taxes paid (refunded), net	$-	$-

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Attributable to PNM
	Common Stock	AOCI	Retained Earnings	Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia	Total Equity
	(In thousands)

Balance at December 31, 2010	$1,018,776	$(66,786)	$171,359	$1,123,349	$85,177	$1,208,526
Valencia’s transactions with its owner	-	-	-	-	(3,932)	(3,932)
Net earnings	-	-	3,781	3,781	3,183	6,964
Total other comprehensive income	-	823	-	823	-	823
Dividends declared on preferred stock	-	-	(132)	(132)	-	(132)
Dividends declared on common stock	-	-	(4,563)	(4,563)	-	(4,563)

Balance at March 31, 2011	$1,018,776	$(65,963)	$170,445	$1,123,258	$84,428	$1,207,686

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net Earnings	$6,964	$7,551

Other Comprehensive Income:

Unrealized Gain on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(3,453) and $(1,222)	5,269	1,865
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $2,070 and $610	(3,158)	(931)

Pension liability adjustment, net of income tax (expense) benefit of $855 and $147	(1,305)	(223)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $0 and $(2,696)	-	4,114
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(11) and $2,670	17	(4,074)

Total Other Comprehensive Income	823	751

Comprehensive Income	7,787	8,302

Comprehensive Income Attributable to Valencia Non-controlling Interest	(3,183)	(3,103)

Comprehensive Income Attributable to PNM	$4,604	$5,199

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Electric Operating Revenues:
Non-affiliates	$45,028	$38,591
Affiliate	8,814	9,586

Total electric operating revenues	53,842	48,177

Operating Expenses:
Cost of energy	10,153	9,051
Administrative and general	9,665	9,494
Depreciation and amortization	10,262	10,095
Transmission and distribution costs	5,268	4,581
Taxes other than income taxes	4,770	4,714

Total operating expenses	40,118	37,935

Operating income	13,724	10,242

Other Income and Deductions:
Other income	362	364
Other deductions	(46)	(18)

Net other income (deductions)	316	346

Interest Charges	7,299	7,869

Earnings Before Income Taxes	6,741	2,719

Income Taxes	2,578	1,075

Net Earnings	$4,163	$1,644

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$494	$1
Accounts receivable	13,887	12,742
Unbilled revenues	4,996	5,734
Other receivables	1,965	1,677
Affiliate receivables	3,988	3,956
Materials and supplies	2,640	2,787
Regulatory assets	1,794	457
Current portion of accumulated deferred income taxes	1,876	1,876
Other current assets	307	618

Total current assets	31,947	29,848

Other Property and Investments:
Other investments	268	282
Non-utility property	2,246	2,244

Total other property and investments	2,514	2,526

Utility Plant:
Plant in service and plant held for future use	890,262	885,325
Less accumulated depreciation and amortization	308,340	302,333

	581,922	582,992
Construction work in progress	15,527	12,375

Net utility plant	597,449	595,367

Deferred Charges and Other Assets:
Regulatory assets	140,618	144,522
Goodwill	226,665	226,665
Other deferred charges	12,059	12,029

Total deferred charges and other assets	379,342	383,216

	$1,011,252	$1,010,957

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Short-term debt – affiliate	$-	$1,200
Accounts payable	3,154	5,537
Affiliate payables	521	1,015
Accrued interest and taxes	24,376	23,185
Other current liabilities	3,649	3,292

Total current liabilities	31,700	34,229

Long-term Debt	310,494	310,337

Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	144,510	142,121
Regulatory liabilities	42,306	42,702
Asset retirement obligations	661	648
Accrued pension liability and postretirement benefit cost	15,762	16,224
Other deferred credits	11,340	11,413

Total deferred credits and other liabilities	214,579	213,108

Total liabilities	556,773	557,674

Commitments and Contingencies (See Note 16)

Common Stockholder’s Equity:
Common stock outstanding ($10 par value, 12,000,000 shares authorized:
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	427,205	430,108
Accumulated other comprehensive income (loss), net of income tax	(1,549)	(1,485)
Retained earnings	28,759	24,596

Total common stockholder’s equity	454,479	453,283

	$1,011,252	$1,010,957

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$4,163	$1,644
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	11,050	11,101
Deferred income tax expense (benefit)	2,420	(1,665)
Other, net	(238)	10
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(407)	549
Materials and supplies	146	(227)
Other current assets	(866)	296
Other assets	(185)	(856)
Accounts payable	(2,383)	(3,620)
Accrued interest and taxes	1,191	5,047
Other current liabilities	(152)	(429)
Other liabilities	(120)	(585)

Net cash flows from operating activities	14,619	11,265

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(10,031)	(5,207)

Net cash flows from investing activities	(10,031)	(5,207)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net – affiliate	(1,200)	(6,000)
Dividends paid	(2,903)	-
Debt issuance costs and other	8	(125)

Net cash flows from financing activities	(4,095)	(6,125)

Change in Cash and Cash Equivalents	493	(67)
Cash and Cash Equivalents at Beginning of Period	1	138

Cash and Cash Equivalents at End of Period	$494	$71

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$602	$865

Income taxes paid (refunded), net	$-	$(860)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock	Paid-in Capital	AOCI	Retained Earnings	Total Common Stockholder’s Equity
	(In thousands)

Balance at December 31, 2010	$64	$430,108	$(1,485)	$24,596	$453,283
Net earnings	-	-	-	4,163	4,163
Total other comprehensive income (loss)	-	-	(64)	-	(64)
Dividends declared on common stock	-	(2,903)	-	-	(2,903)

Balance at March 31, 2011	$64	$427,205	$(1,549)	$28,759	$454,479

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net Earnings	$4,163	$1,644

Other Comprehensive Income (Loss):

Pension liability adjustment, net of income tax (expense) benefit of $171 and $0	(309)	-

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(35) and $350	64	(631)
Reclassification adjustment for losses included in net earnings, net of income tax (benefit) of $(100) and $(102)	181	185

Total Other Comprehensive Income (Loss)	(64)	(446)

Comprehensive Income	$4,099	$1,198

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2011 and December 31, 2010, and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2011 and 2010. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated.

The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. The term “Company” is used when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are indicated as such. Certain amounts in the 2010 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2011 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2010 Annual Reports on Form 10-K. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

Dividends on Common Stock

PNM declared a cash dividend to PNMR of $4.6 million in March 2011, which was paid in April 2011. TNMP declared and paid cash dividends to PNMR of $2.9 million in the three months ended March 31, 2011. The TNMP dividend was recorded as a reduction of its paid-in-capital. PNM and TNMP declared no dividends in the three months ended March 31, 2010. PNM also declared a cash dividend to PNMR of $39.1 million in December 2010 that was paid in January 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	Variable Interest Entities

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

On April 18, 2007, PNM entered into a PPA to purchase all of the electric capacity and energy from Valencia, a natural gas-fired power plant near Belen, New Mexico. Valencia became operational on May 30, 2008. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. The term of the PPA is for 20 years beginning June 1, 2008, with the full output of the plant estimated to be 145 MW. During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or of the entity that owns the plant. PNM estimates that the plant will typically operate during peak periods of energy demand in summer. PNM is obligated to pay fixed O&M and capacity charges in addition to variable O&M charges under this PPA. For the three months ended March 31, 2011 and 2010, PNM paid $4.6 million and $4.1 million for fixed charges and $0.1 million and less than $0.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets.

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

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Operating revenues	$4,670	$4,502
Operating expenses	(1,487)	(1,399)

Earnings attributable to non-controlling interest	$3,183	$3,103

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Position

	March 31, 2011	December 31, 2010
	(In thousands)

Current assets	$2,702	$2,372
Net property, plant and equipment	82,908	83,617

Total assets	85,610	85,989
Current liabilities	1,182	812

Owners’ equity – non-controlling interest	$84,428	$85,177

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. There are currently eight separate lease agreements with eight different trusts whose beneficial owners are five different institutional investors. PNM is not the legal or tax owner of the leased assets. The beneficial owners of the trusts possess all of the voting control and pecuniary interests in the trusts. PNM has an option to purchase the leased assets at appraised value at the end of the leases, but does not have a fixed price purchase option and does not provide residual value guarantees. PNM has options to renew the leases at fixed rates set forth in the leases for two years beyond the termination of the original lease terms. The option periods on certain leases may be further extended for up to an additional six years if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. Under GAAP, these renewal options are considered to be variable interests in the trusts and result in the trusts being considered variable interest entities. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes, aggregate $111.4 million over the remaining terms of the leases. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of March 31, 2011, PNM could have been required to pay the beneficial owners up to approximately $177.0 million, which would result in PNM taking ownership of the leased assets and termination of the leases. PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has recorded no assets or liabilities related to the trusts other than the accrual of lease payments between the scheduled payment dates, which were $11.8 million and $26.0 million at March 31, 2011 and December 31, 2010 and included in other current liabilities on the Condensed Consolidated Balance Sheets. For additional information regarding these leases, see Risk Factors, MD&A – Off Balance Sheet Arrangements, and Note 7 of the Notes to Consolidated Financial Statements in the 2010 Annual Reports on Form 10-K.

PNM has evaluated the PVNGS lease arrangements and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP. The significant factors considered in reaching this conclusion are: the periods covered by fixed price renewal options are significantly shorter than the anticipated remaining useful lives of the assets, particularly since on April 21, 2011 the NRC approved an extension in the operating licenses for the plants for 20 years through 2045 for Unit 1 and 2046 for Unit 2, as well as through 2047 for Unit 3; PNM’s only financial obligation to the trusts is to make the fixed lease payments and the payments do not vary based on the output of the plants or their performance; during the lease term, the economic performance of the trusts is substantially fixed due to the fixed lease payments; PNM is only one of several participants in PVNGS and is not the operating agent for the plants, so PNM does not significantly influence the day to day operations of the plants; furthermore, the operations of the plants, including plans for their decommissioning, are highly regulated by the NRC, leaving little room for the participants to operate the plants in a manner that impacts the economic performance of the trusts; the economic performance of the trusts at the end of the lease terms is dependent upon the fair value and remaining lives of the plants at that time, which are determined by factors such as power prices, outlook for nuclear power, and the impacts of potential carbon legislation or regulation, all which are outside of PNM’s control; and while PNM has some

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

potential benefit from its renewal options, the vast majority of the value at the end of the leases will accrue to the beneficial owners of the trusts, particularly given increases in the value of existing nuclear generating facilities, which emit no GHG, resulting from anticipated carbon legislation or regulation.

PNM has a PPA covering the entire output of Delta, which is a variable interest under GAAP. This arrangement was entered into prior to December 31, 2003 and PNM has been unsuccessful in obtaining the information necessary to determine if it is the primary beneficiary of the entity that owns Delta, or to consolidate that entity if it were determined that PNM is the primary beneficiary. Accordingly, PNM is unable to make those determinations and, as provided in GAAP, continues to account for this PPA as an operating lease. PNM makes fixed and variable payments to Delta under the PPA. PNM also controls the dispatch of the generating plant, which impacts the variable payments made under the PPA and impacts the economic performance of the entity that owns Delta. For the three months ended March 31, 2011 and 2010, PNM incurred fixed payments of $1.5 million and $1.4 million and variable payments of $0.2 million and less than $0.1 million under the PPA. PNM’s only quantifiable obligation under the PPA is to make the fixed payments, which as of March 31, 2011, aggregated $55.6 million through the end of the PPA in 2020. PNM will also pay variable costs, which cannot be quantified since the amounts are based on how much the generating plant is in operation. PNM has no other obligations or commitments with respect to Delta.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present summarized financial information for PNMR by segment. PNM and TNMP each operate in only one segment. Therefore, tabular segment information is not presented for PNM and TNMP.

PNMR SEGMENT INFORMATION

	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
Three Months Ended March 31, 2011	(In thousands)
Operating revenues	$234,238	$45,028	$108,450	$(53)	$387,663
Intersegment revenues	-	8,814	-	(8,814)	-

Total revenues	234,238	53,842	108,450	(8,867)	387,663
Cost of energy	89,214	10,153	67,954	(8,814)	158,507

Gross margin	145,024	43,689	40,496	(53)	229,156
Other operating expenses	103,124	19,703	18,987	(3,351)	138,463
Depreciation and amortization	23,735	10,262	280	4,196	38,473

Operating income (loss)	18,165	13,724	21,229	(898)	52,220
Interest income	4,057	-	4	(33)	4,028
Other income (deductions)	5,217	316	(106)	(1,602)	3,825
Net interest charges	(18,080)	(7,299)	(146)	(5,090)	(30,615)

Segment earnings (loss) before income taxes	9,359	6,741	20,981	(7,623)	29,458

Income taxes (benefit)	2,395	2,578	7,492	(2,959)	9,506

Segment earnings (loss) from continuing operations	6,964	4,163	13,489	(4,664)	19,952

Valencia non-controlling interest	(3,183)	-	-	-	(3,183)
Subsidiary preferred stock dividends	(132)	-	-	-	(132)

Segment earnings (loss) from continuing operations attributable to PNMR	$3,649	$4,163	$13,489	$(4,664)	$16,637

At March 31, 2011:
Total Assets	$3,866,571	$1,011,252	$215,457	$120,446	$5,213,726
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
Three Months Ended March 31, 2010	(In thousands)
Operating revenues	$230,536	$38,591	$114,390	$(60)	$383,457
Intersegment revenues	-	9,586	-	(9,586)	-

Total revenues	230,536	48,177	114,390	(9,646)	383,457
Cost of energy	86,434	9,051	104,990	(9,587)	190,888

Gross margin	144,102	39,126	9,400	(59)	192,569
Other operating expenses	108,793	18,789	20,448	(3,283)	144,747
Depreciation and amortization	22,852	10,095	263	4,069	37,279

Operating income (loss)	12,457	10,242	(11,311)	(845)	10,543
Interest income	4,935	-	2	90	5,027
Equity in net earnings (loss) of Optim Energy	-	-	-	(4,352)	(4,352)
Other income (deductions)	11,157	346	(8)	(1,456)	10,039
Net interest charges	(18,077)	(7,869)	(311)	(5,153)	(31,410)

Segment earnings (loss) before income taxes	10,472	2,719	(11,628)	(11,716)	(10,153)
Income taxes (benefit)	2,921	1,075	(4,175)	(4,760)	(4,939)

Segment earnings (loss) from continuing operations	7,551	1,644	(7,453)	(6,956)	(5,214)
Valencia non-controlling interest	(3,103)	-	-	-	(3,103)
Subsidiary preferred stock dividends	(132)	-	-	-	(132)

Segment earnings (loss) from continuing operations attributable to PNMR	$4,316	$1,644	$(7,453)	$(6,956)	$(8,449)

At March 31, 2010:
Total Assets	$3,843,558	$1,006,747	$232,864	$377,221	$5,460,390
Goodwill	$51,632	$226,665	$43,013	$-	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4)	Fair Value of Derivative and Other Financial Instruments

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

Commodity Risk

Marketing and procurement of energy often involve market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis. The Company routinely enters into various derivative instruments such as forward contracts, option agreements, and price basis swap agreements to economically hedge price and volume risk on power commitments and fuel requirements and to minimize the effect of market fluctuations in wholesale portfolios. The Company monitors the market risk of its commodity contracts using VaR and GEaR calculations to maintain total exposure within management-prescribed limits.

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

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas. TECA contains no provisions for the specific recovery of fuel and purchased power costs. The rates charged to First Choice customers are negotiated with each customer. First Choice buys wholesale power in the competitive ERCOT wholesale market and sells power to retail customers in the competitive ERCOT retail market. Many of these retail customers buy power from First Choice for a contracted period of time at a fixed price so First Choice is exposed to price risk if the wholesale power price changes during the time of the contract. First Choice’s strategy is to minimize its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margins. However, if actual fixed price retail loads vary significantly from forecasts (for example, due to extreme weather, other significant load changes or contract breaches), First Choice could have a residual exposure to wholesale power price risk for the mismatch between the forecast and actual load.

Accounting for Derivatives

Under derivative accounting and related rules for energy contracts, the Company accounts for its various derivative instruments for the purchase and sale of energy based on the Company’s intent. Energy contracts that meet the definition of a derivative under GAAP and do not qualify for the normal sales and purchases exception or for which the normal sales and purchases exception is not elected are recorded on the balance sheet at fair value at each period end. The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met and elected. Derivatives that meet the normal sales and purchases exception are not marked to market but rather recorded in results of operations when the underlying transactions settle.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For derivative transactions meeting the definition of a cash flow hedge, the Company documents the relationships between the hedging instruments and the items being hedged. This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges. Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in AOCI to the extent effective. Ineffectiveness gains and losses were immaterial for all periods presented. Gains or losses related to cash flow hedge instruments, including those de-designated, are reclassified from AOCI when the hedged transaction settles and impacts earnings. Based on market prices at March 31, 2011, after-tax losses of $0.2 million for PNMR and zero for PNM would be reclassified from AOCI into earnings during the next twelve months. However, the actual amount reclassified into earnings may vary due to changes in the timing or nature of the underlying transactions. As of March 31, 2011 and December 31, 2010, the Company is not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges.

The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as either economic hedges or trading transactions. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. Trading transactions included speculative transactions, which the Company ceased in 2008, and transactions that lock in margin with no forward market risk and are not economic hedges. Changes in the fair value of these transactions are reflected on a net basis in operating revenues.

Fair value is defined under GAAP as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is based on current market quotes as available and is supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available. External pricing input availability varies based on commodity location, market liquidity, and term of the agreement. Valuations of derivative assets and liabilities take into account nonperformance risk including the effect of counterparties’ and the Company’s own credit risk. The Company regularly assesses the validity and availability of pricing data for its derivative transactions. Although the Company uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimation technique.

The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements. At March 31, 2011 and December 31, 2010, amounts recognized for the legal right to reclaim cash collateral were $3.8 million and $3.4 million for PNMR and $3.0 million and $3.0 million for PNM. In addition, at March 31, 2011 and December 31, 2010, amounts posted as cash collateral under margin arrangements were $25.7 million and $32.0 million for PNMR and $1.8 million and $2.1 million for PNM. PNMR and PNM had no obligations to return cash collateral at March 31, 2011 and December 31, 2010. Cash collateral amounts are included in other current assets on the Condensed Consolidated Balance Sheets.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commodity Derivatives

Commodity derivative instruments are summarized as follows:

	PNMR Economic Hedges		PNM Economic Hedges
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(In thousands)
Current assets	$17,833	$15,999	$2,245	$1,443
Deferred charges	6,247	5,264	7	-

	24,080	21,263	2,252	1,443

Current liabilities	(25,520)	(31,407)	(2,434)	(3,110)
Long-term liabilities	(10,567)	(12,831)	(1,560)	(2,009)

	(36,087)	(44,238)	(3,994)	(5,119)

Net	$(12,007)	$(22,975)	$(1,742)	$(3,676)

The Company had no trading or designated cash flow hedge transactions at March 31, 2011 and December 31, 2010. On April 20, 2010, PNM received NMPRC approval of a hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.6 million of current assets and less than $0.1 million of long-term liabilities at March 31, 2011 and $0.6 million of current assets at December 31, 2010 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.

The following table presents the effect of commodity derivative instruments on earnings and OCI, excluding income tax effects. For cash flow hedges, the earnings impact reflects the reclassification from AOCI when the hedged transactions settle.

	Economic Hedges		Trading Transactions		Qualified Cash Flow Hedges
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
	(In thousands)
PNMR
Electric operating revenues	$1,144	$(1,886)	$-	$3	$-	$6,749
Cost of energy	4,680	(31,949)	-	-	68	(477)

Total gain (loss)	$5,824	$(33,385)	$-	$3	$68	$6,272

Recognized in OCI					$(68)	$765

PNM
Electric operating revenues	$1,144	$(1,886)	$-	$-	$-	$6,749
Cost of energy	443	(3,625)	-	-	-	55

Total gain (loss)	$1,587	$(5,511)	$-	$-	$-	$6,804

Recognized in OCI					$-	$233

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commodity contract volume positions are presented in Decatherms for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	Decatherms	MWh

March 31, 2011
PNMR	20,814,000	1,635,150
PNM	1,729,000	(1,521,202)

December 31, 2010
PNMR	22,767,500	1,693,431
PNM	1,882,500	(990,120)

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

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
March 31, 2011
PNMR	$8,515	$500	$762
PNM	$382	$-	$14

December 31, 2010
PNMR	$8,113	$-	$2,642
PNM	$291	$-	$119

Sale of Power from PVNGS Unit 3

In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire ownership interest in PVNGS Unit 3, which is 135 MW. Under two of the contracts, PNM sold 90 MW of firm capacity and energy. Under the third contract, PNM sold 45 MW of unit contingent capacity and energy. The term of the contracts was May 1, 2008 through December 31, 2010. Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million. These amounts were recorded as deferred revenue and were amortized over the life of the contracts. The prepayments received under the firm contracts, as well as required subsequent monthly payments on them, are shown as a financing activity in the Condensed Consolidated Statements of Cash Flows as required by GAAP. The firm contracts were accounted for as cash flow hedges and changes in fair value were included in AOCI. The contingent contract was accounted for as a normal sale. Beginning January 1, 2011, PNM is selling its 135 MW interest in PVNGS Unit 3 daily at market prices. PNM has established fixed rates

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for the majority of these sales through the end of 2011 through financial hedging arrangements that are accounted for as economic hedges.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value.

Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS. The NDT holds equity and fixed income securities. The fair value of and gross unrealized gains on investments in available-for-sale securities are presented in the following table. PNMR and PNM do not have any unrealized losses on available-for-sale securities.

	March 31, 2011		December 31, 2010
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
	(In thousands)
Equity securities:
Domestic value	$6,865	$27,848	$5,108	$25,491
Domestic growth	21,838	55,035	17,239	48,237
Global, all-cap	44	13,717	2,730	10,670
Fixed income securities:
Municipals	802	37,600	837	37,595
U.S. Government	242	21,259	348	21,541
Corporate and other	537	8,699	573	8,402
Cash investments	-	2,979	-	4,986

	$30,328	$167,137	$26,835	$156,922

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Proceeds from sales	$48,120	$20,699
Gross realized gains	$4,790	$1,905
Gross realized (losses)	$(1,728)	$(1,362)

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2011, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$2,504	$-	$-
After 1 year through 5 years	17,227	141,390	130,470
After 5 years through 10 years	11,313	3,207	-
Over 10 years	36,514	-	-

	$67,558	$144,597	$130,470

The carrying amount and fair value of held-to-maturity debt securities and other non-derivative financial instruments (including current maturities) are:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
PNMR
Long-term debt	$1,566,008	$1,677,817	$1,565,847	$1,659,674
Investment in PVNGS lessor notes	$124,869	$125,377	$136,145	$141,663
Other investments	$17,925	$21,911	$18,791	$21,675

PNM
Long-term debt	$1,055,752	$1,065,623	$1,055,748	$1,056,864
Investment in PVNGS lessor notes	$124,869	$125,377	$136,145	$141,663
Other investments	$5,211	$5,734	$5,068	$5,563

TNMP
Long-term debt	$310,494	$388,141	$310,337	$385,220
Other investments	$268	$268	$282	$282

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

For NDT investments, Level 2 fair values are provided by the trustee utilizing a pricing service. The pricing provider predominantly uses the market approach using bid side market value based upon a hierarchy of information

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for specific securities or securities with similar characteristics. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. Fair values of Level 3 commodity derivatives are determined in a manner similar to those in Level 2, but are at a lower level in the hierarchy due to low transaction volume or market illiquidity that significantly limits the availability of observable market data.

Derivatives and Investments

The fair values of derivatives and investments that are recorded at fair value on the Condensed Consolidated Balance Sheets are as follows:

	Total(1)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011	(In thousands)
PNMR and PNM
NDT investments
Cash and equivalents	$2,979	$2,979	$-	$-
Equity securities:
Domestic value	27,848	27,848	-	-
Domestic growth	55,035	55,035	-	-
Global, all-cap	13,717	13,717	-	-
Fixed income securities:
U.S. government	21,259	16,374	4,885	-
Municipals	37,600	-	37,600	-
Corporate and other	8,699	-	8,699	-

Total NDT investments	$167,137	$115,953	$51,184	$-

PNMR
Commodity derivative assets	$24,080	$7,322	$14,713	$1,531
Commodity derivative liabilities	(36,087)	(20,546)	(14,390)	(637)

Net	$(12,007)	$(13,224)	$323	$894

PNM
Commodity derivative assets	$2,252	$-	$2,252	$-
Commodity derivative liabilities	(3,994)	-	(3,994)	-

Net	$(1,742)	$-	$(1,742)	$-

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

(1)

The Level 1, 2 and 3 columns in the above table are presented based on the nature of each instrument. The total column is presented based on the balance sheet classification of the instruments and reflect unit of account reclassifications between commodity derivative assets and commodity derivative liabilities of $0.5 million for PNMR and zero for PNM at March 31, 2011 and less than $0.1 million for PNMR and zero for PNM at December 31, 2010. There were no transfers between levels for the three months ended March 31, 2011 and 2010.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	PNMR		PNM
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
		(In thousands)
Balance at beginning of period	$(822)	$248	$-	$(17)
Total gains (losses) included in earnings	1,550	(377)	-	(128)
Purchases	118	-	-	-
Settlements	48	214	-	145

Balance at end of period	$894	$85	$-	$-

Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$1,716	$(180)	$-	$-

Gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings are reported in operating revenues and cost of energy as follows:

	PNMR		PNM
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
		(In thousands)
Gains (losses) included in earnings:
Electric operating revenues	$-	$-	$-	$-
Cost of energy	1,550	(377)	-	(128)

Total	$1,550	$(377)	$-	$(128)

Change in unrealized gains or losses related to assets still held at the reporting date:
Electric operating revenues	$-	$-	$-	$-
Cost of energy	1,716	(180)	-	-

Total	$1,716	$(180)	$-	$-

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

In accordance with GAAP, dual presentation of basic and diluted earnings (loss) per share has been presented in the Condensed Consolidated Statements of Earnings (Loss) of PNMR. Information regarding the computation of earnings (loss) per share is as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)

Net Earnings (Loss) Attributable to PNMR	$16,637	$(8,449)

Average Number of Common Shares:
Outstanding during period	86,673	86,673
Equivalents from convertible preferred stock (Note 7)	4,778	4,778
Vested awards of restricted stock	182	95

Average Shares - Basic	91,633	91,546
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	475	-

Average Shares - Diluted	92,108	91,546

Net Earnings (Loss) Per Share of Common Stock:
Basic	$0.18	$(0.09)

Diluted	$0.18	$(0.09)

(1)

Excludes the effect of out-of-the-money options for 2,023,995 shares of common stock at March 31, 2011. Due to losses in the three months ended March 31, 2010, no potentially dilutive securities are reflected in the average number of common shares used to compute earnings (loss) per share since any impact would be anti-dilutive.

(6)	Stock-Based Compensation

Information concerning stock-based compensation plans is contained in Note 13 of Notes to Consolidated Financial Statements in the 2010 Annual Reports on Form 10-K. In 2011, the Company changed its approach to awarding stock-based compensation. As a result, no stock options have been granted in 2011 and awards of restricted stock have increased.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The following table summarizes activity in stock option plans for the three months ended March 31, 2011:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value		Weighted- Average Remaining Contract Life

Outstanding at beginning of period	3,948,262	$18.33
Granted	-	$-
Exercised	(112,593)	$10.94
Forfeited	(8,333)	$11.33
Expired	(24,451)	$25.92

Outstanding at end of period	3,802,885	$18.52	$7,023,680	(1)	5.62 years

Exercisable at end of period	3,245,128	$21.70	$4,831,056		5.12 years

Options available for future grant(2)	4,783,531

(1)	At March 31, 2011, the exercise price of 2,023,995 outstanding stock options is greater than the closing price of PNMR common stock on that date; therefore, those options have no intrinsic value.
(2)	Includes shares available for grants of restricted stock.

The following table provides additional information concerning stock option activity:

	Three Months Ended March 31,
Options for PNMR Common Stock	2011	2010

Weighted-average grant date fair value of options granted	$-	$3.05
Total fair value of options that vested (in thousands)	$1,179	$1,022
Total intrinsic value of options exercised (in thousands)	$396	$159

Restricted Stock and Performance Shares

The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2011:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value

Nonvested at beginning of period	237,021	$9.24
Granted	277,773	$12.90
Vested	(81,911)	$9.26
Forfeited	-	$-

Nonvested at end of period	432,883	$11.59

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Compensation expense for restricted stock and performance stock awards was determined based on the market price of PNMR stock on the date of grant reduced by the present value of future dividends, which will not be received during the vesting period, applied to the total number of shares that were anticipated to fully vest.

The following table provides additional information concerning restricted stock:

	Three Months Ended March 31,
Nonvested Restricted Stock	2011	2010

Weighted-average grant date fair value of shares granted	$12.90	$8.68
Total fair value of shares that vested (in thousands)	$758	$897
Expected quarterly dividends per share	$0.125	$0.125
Risk-free interest rate	1.20%	1.36%

Beginning in 2009, the Company issued performance share agreements to certain executives that are based upon the Company achieving specified performance targets over periods of one to three years. The determination of the number of shares ultimately issued depends on the levels at which the performance criteria are achieved and cannot be determined until after the performance periods end. For the targets based only on 2010 performance, near optimal level was attained resulting in 88,913 shares being awarded in 2011, which will vest evenly from 2012 through 2014 and are included in the number of shares granted in the above table. Excluded from the above table is a maximum of 560,461 shares based on performance targets through 2013 that would be issued and vest upon issuance if all performance criteria are achieved and all executives remain eligible.

(7)	Capitalization

Information concerning financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2010 Annual Reports on Form 10-K.

Short-term Debt

At March 31, 2011, PNMR and PNM had revolving credit facilities with financing capacities of $542.0 million under the PNMR Facility and $386.0 million under the PNM Facility that primarily expire in August 2012. The financing capacities of the PNMR Facility and the PNM Facility will reduce by $25.0 million and $18.0 million in August 2011 according to their terms. The Company does not believe the scheduled reduction in the facilities will have a significant impact on PNMR’s and PNM’s liquidity. In addition, PNMR has a local line of credit amounting to $5.0 million that expires in August 2011. TNMP has a revolving credit facility with financing capacity of $75.0 million under the TNMP Revolving Credit Facility that expires in December 2015. At March 31, 2011, the weighted average interest rate was 1.51% for the PNMR Facility and 0.90% for the PNM Facility. Short-term debt outstanding consists of:

	March 31,	December 31,
Short-term Debt	2011	2010
	(In thousands)
PNM – Revolving credit facility	$212,000	$190,000
TNMP – Revolving credit facility	-	-
PNMR
Revolving credit facility	12,000	32,000
Local lines of credit	-	-

	$224,000	$222,000

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At April 28, 2011, PNMR, PNM, and TNMP had $481.9 million, $94.8 million, and $74.7 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit. Total availability at April 28, 2011, on a consolidated basis, was $651.4 million for PNMR. At April 28, 2011, PNMR, PNM, and TNMP had no invested cash.

As of March 31, 2011, PNM had outstanding borrowings of $5.4 million from PNMR under its intercompany loan agreement. At April 28, 2011, PNM and TNMP had outstanding borrowings of $11.8 million and $8.0 million from PNMR under their intercompany loan agreements.

Financing Activities

In March 2009, TNMP entered into and borrowed $50.0 million under a loan agreement with Union Bank, N. A. (the “2009 Term Loan Agreement”). Through hedging arrangements, TNMP established fixed interest rates for the 2009 Term Loan Agreement of 6.05% for the first three years and 6.30% thereafter. In January 2010, the relationship was modified to reduce the fixed interest rate to 4.80% through March 31, 2012 and to 5.05% thereafter. This hedge is accounted for as a cash-flow hedge and the March 31, 2011 pre-tax fair value of $1.5 million is included in other current liabilities, except for $0.5 million included in other deferred credits, and in AOCI on the Condensed Consolidated Balance Sheets. The hedge’s December 31, 2010 pre-tax fair value of $1.9 million is included in other current liabilities, except for $0.8 million included in other deferred credits, and in AOCI. Amounts reclassified from AOCI are included in interest charges. The fair value determinations were made using Level 2 inputs under GAAP and were determined using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the swap agreements.

Convertible Preferred Stock

In November 2008, PNMR issued 477,800 shares of Series A convertible preferred stock. The Series A convertible preferred stock is convertible into PNMR common stock at a ratio of 10 shares of common stock for each share of preferred stock. The Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock. The Series A convertible preferred stock is entitled to vote on all matters voted upon by common stockholders, except for the election of the Board. In the event of liquidation of PNMR, preferred holders would receive a preference of $0.10 per common share equivalent. After that preference, common holders would receive an equivalent liquidation preference per share and all remaining distributions would be shared ratably between common and preferred holders using the number of shares of common stock into which the Series A convertible preferred stock is convertible. The terms of the Series A convertible preferred stock result in it being substantially equivalent to common stock. Therefore, for earnings per share purposes the number of common shares into which the Series A convertible preferred stock is convertible is included in the weighted average number of common shares outstanding. Similarly, dividends on the Series A convertible preferred stock are considered to be common dividends in the accompanying Condensed Consolidated Financial Statements.

(8)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Information concerning pension and other postretirement plans is contained in Note 12 of Notes to the Consolidated Financial Statements in the 2010 Annual Reports on Form 10-K. Annual net periodic benefit cost (income) for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2011	2010	2011	2010	2011	2010
			(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$-	$-	$65	$105	$-	$-
Interest cost	8,202	8,518	1,345	1,913	233	263
Long-term return on plan assets	(9,269)	(9,339)	(1,347)	(1,393)	-	-
Amortization of net loss	2,302	1,613	801	1,372	23	18
Amortization of prior service cost	79	79	(662)	(1,036)	-	-

Net periodic benefit cost	$1,314	$871	$202	$961	$256	$281

PNM made contributions to its pension plan trust of $6.0 million and $6.5 million in the three months ended March 31, 2011 and 2010. PNM anticipates making $34.9 million of additional contributions in 2011. Based on current law and estimates of portfolio performance, PNM estimates making additional contributions to its pension plan trust that total $190.0 million for 2012- 2015. The estimated contributions were developed using probabilistically determined discount rates and expected returns on assets to calculate the pension liabilities. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate and return on assets. PNM made no contributions to the trust for other postretirement benefits for the three months ended March 31, 2011 and 2010. PNM expects to make contributions of $2.5 million during 2011 to the trust for other postretirement benefits. Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were $0.4 million in the three months ended March 31, 2011 and 2010 and are expected to total $1.5 million during 2011.

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2011	2010	2011	2010	2011	2010
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$-	$-	$77	$72	$-	$-
Interest cost	951	1,032	163	178	12	13
Long-term return on plan assets	(1,368)	(1,449)	(133)	(129)	-	-
Amortization of net (gain) loss	86	-	(48)	(49)	-	(1)
Amortization of prior service cost	-	-	15	15	-	-

Net Periodic Benefit Cost (Income)	$(331)	$(417)	$74	$87	$12	$12

TNMP made contributions to its pension plan trust of $0.1 million and zero in the three months ended March 31, 2011 and 2010. TNMP anticipates making additional contributions of $1.1 million in 2011. Based on current

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

law and estimates of portfolio performance, TNMP estimates making contributions to its pension plan trust that total $6.5 million for 2012-2015. The estimated contributions were developed using probabilistically determined discount rates and expected returns on assets to calculate the pension liabilities. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate and return on assets. TNMP made no contributions to the trust for other postretirement benefits for the three months ended March 31, 2011 and 2010. TNMP expects to make contributions of $0.4 million during 2011 to the trust for other postretirement benefits. Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were less than $0.1 million in the three months ended March 31, 2011 and 2010 and are expected to total $0.1 million during 2011.

(9)	Commitments and Contingencies

Overview

There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state, and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. In addition, the Company periodically enters into financial commitments in connection with its business operations. The Company is also involved in various legal proceedings in the normal course of its business. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its results of operations or financial position. It is the Company’s policy to accrue for expected liabilities in accordance with GAAP when it is probable that a liability has been incurred and the amount to be incurred is reasonably estimable. The Company cannot make any assurances that the amount of reserves or potential insurance coverage will be sufficient to cover the cash obligations that might be incurred as a result of litigation or regulatory proceedings. The Company does not expect that any known lawsuits, environmental costs, and commitments will have a material adverse effect on its financial condition, results of operations, or cash flows, although the outcome of litigation, investigations, and other legal proceedings is inherently uncertain.

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

Additional information concerning commitments and contingencies is contained in Note 16 of Notes to Consolidated Financial Statements in the 2010 Annual Reports on Form 10-K.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, and the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance under the contract. PNM estimates that it will incur approximately $46.1 million (in 2007 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS. Such estimate does not consider the impact of the extension of the PVNGS operating

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

licenses discussed in Note 13 below. PNM accrues these costs as a component of fuel expense, meaning that the charges are accrued as the fuel is consumed. At March 31, 2011 and December 31, 2010, PNM recorded interim storage costs of $15.0 million and $14.8 million in other deferred credits.

The Clean Air Act

Regional Haze

The EPA has established rules addressing regional haze and guidelines for BART determinations. The rules call for all states to establish goals and emission reduction strategies for improving visibility in national parks and wilderness areas. In particular, the rules define how an SO2 emissions trading program developed by the Western Regional Air Partnership, a voluntary organization of western states, tribes, and federal agencies, can be used by western states. New Mexico will be participating in the SO2 program, which is a trading program that will be implemented if SO2 reduction milestones, which have been proposed but not yet finalized, are not met.

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

As part of its 2007 submission, PNM analyzed SCR and concluded it was not appropriate as BART. PNM estimates the installation of SCR technology at SJGS would cost approximately $750 million to $1 billion for the entire station, of which PNM’s share would be 46.3% based on its SJGS ownership percentage. In its filing, the NMED stated that it did not necessarily agree with PNM’s estimate and that it expected the actual costs for SCR technology to be lower than PNM’s estimate. PNM estimates installation of the sorbent injection technology would be an additional cost of approximately $40 million for the entire station. These technologies would also increase operating costs at SJGS. NMED withdrew its petition for adoption of the regional haze SIP on December 17, 2010.

The EPA is subject to a consent decree that required it to issue a proposed FIP for certain states, including New Mexico, for regional haze mitigation by November 11, 2010, later extended to December 22, 2010, if no proposed SIP had been submitted. EPA Region 6 issued a proposed interstate transport FIP, which was published in the Federal Register on January 5, 2011. The proposed FIP included a BART determination for NOx controls at SJGS that requires SCR installation on all four units within three years of the final order, rather than the five-year implementation schedule the regional haze rules generally allow and that EPA proposed for Four Corners. The proposed FIP does not require sorbent injection. The FIP provides for a proposed emission limit for NOx at SJGS of 0.05 pounds per MMBTU, whereas the EPA’s proposed emission limit for NOx at Four Corners is 0.098 pounds per MMBTU. The public comment period on the proposed FIP ended on April 4, 2011. The deadline for the final FIP has been extended to August 5, 2011 pursuant to an agreement between EPA and WildEarth Guardians.

On February 28, 2011, the NMED filed a new petition with the EIB to consider two filings that comprise its draft interstate transport SIP and regional haze SIP. Among other things, the draft regional haze SIP concludes that selective non-catalytic reduction (“SNCR”) controls are BART for SJGS. SNCR controls meet EPA’s presumptive NOx BART limit of 0.23 pounds per MMBTU for the type of coal (sub-bituminous) and boiler configuration used at SJGS. The proposed SIP would require installation of SNCR controls within five years. PNM estimates the installation of SNCR technology at SJGS would cost approximately $77 million for the entire station, of which PNM’s share would be 46.3%. The EIB could take action to adopt the NMED SIP in early June upon conclusion of public hearings.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PNM filed extensive technical and legal comments on the proposed FIP with the EPA, including a statement in support of the draft SIP. PNM is unable to predict whether the EPA will issue the final FIP in its current form or in a modified form or ultimately consider and adopt the February 2011 SIP. If the EPA issues a final rule that requires SCR technology, PNM will likely appeal the FIP in the court system. However, an appeal would not stop the implementation timeframe unless a court issued a stay. As stated above, PNM believes that SCR technology is not appropriate for BART at SJGS and that the recently installed pollution control equipment provides reasonable progress toward visibility improvements required under the EPA rules. In the event a final FIP is issued in the form of the proposed FIP, PNM believes that it would be extremely difficult to install SCR technology on all four units at SJGS within the three year timeframe. If a three year installation timeframe is ultimately required, PNM and the other owners of SJGS will have to evaluate their options, which could include shutting down part of SJGS during a portion of the installation process. No decisions have been made at this time and decisions can only be made after final rules are adopted and alternatives are analyzed.

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

PNM is unable to predict the ultimate outcome of these matters or what, if any, additional pollution control equipment will ultimately be required or approved for installation for SJGS. If additional equipment is required and/or final requirements result in additional operating costs to be incurred, PNM believes such costs should be recoverable through the ratemaking process and would seek recovery of them. However, PNM can provide no assurance that all such amounts will be recovered from ratepayers. It is possible that requirements to comply with the final BART determinations, combined with the financial impact of possible future climate change regulation or legislation, if any, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability of individual participants to continue participation in the plant.

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

On October 6, 2010, the EPA issued its proposed BART determination for Four Corners. The rule, as proposed, would require the installation of SCR as post-combustion controls on each of Units 1-5 at Four Corners to reduce NOx emissions. As previously disclosed, PNM’s total costs could be up to approximately $69.0 million for post-combustion controls at Four Corners Units 4 and 5. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred. The EPA proposed a 10% stack opacity limitation for all five units and a 20% opacity limitation on certain fugitive dust emissions, although the proposed fugitive dust provision is unrelated to BART.

SCE, a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at the coal-fired plant. On November 8, 2010, APS and SCE entered into an

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

asset purchase agreement, providing for the purchase by APS of SCE’s 48% interest in each of Units 4 and 5 of Four Corners. Completion of the purchase by APS, which is expected to occur in the second half of 2012, is subject to the receipt of various regulatory approvals. Closing is also conditioned on the execution of a new coal supply contract for the lease renewal period described under Coal Supply below and other conditions. Pursuant to an agreement among the Four Corners participants, the other participants had a right of first refusal to purchase shares of SCE’s interests proportional to their current ownership percentages. The exercise of this purchase right expired on March 8, 2011 and neither PNM nor any of the other participants exercised this right. APS has announced that, if APS’s purchase of SCE’s interests in Units 4 and 5 at Four Corners is consummated, it will close Units 1, 2 and 3 at the plant (PNM has no ownership interest in Four Corners Units 1, 2, and 3).

On November 24, 2010, APS submitted a letter to the EPA proposing an alternative to the EPA’s October 2010 BART proposal. Specifically, APS proposed to close Four Corners Units 1, 2, and 3 by 2014 and to install post-combustion pollution controls for NOx on Units 4 and 5 by the end of 2018, provided that the EPA agrees to a contemporaneous resolution of Four Corners’ obligations or liability, if any, under the regional haze and reasonably attributable visibility impairment programs, the NSR program, and NSPS programs of the Clean Air Act.

On February 10, 2011, the EPA signed a Supplemental Notice Requesting Comment, related to the BART rulemaking for Four Corners. In the Supplemental Notice, the EPA proposed to find that a different alternative emission control strategy, based upon APS’s November 2010 proposal, would achieve more progress than the EPA’s October 2010 BART proposal. The Supplemental Notice proposes that Units 1, 2, and 3 would close by 2014, post-combustion pollution controls for NOx would be installed on Units 4 and 5 by July 31, 2018, and the NOx emission limitation for Units 4 and 5 would be 0.098 lbs/MMBtu, rather than the 0.11 lbs/MMBtu proposed by the EPA in October 2010. The EPA extended the comment deadline for both the October 2010 proposal and the Supplemental Notice to May 2, 2011. APS is currently evaluating both proposals and will be providing comments to the EPA on both.

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

The Four Corners participants’ obligations to comply with the EPA’s final BART determinations, coupled with the financial impact of possible future climate change regulation or legislation, other environmental regulations, the result of the lawsuit mentioned above and other business considerations, could jeopardize the economic viability of Four Corners or the ability of individual participants to continue their participation in Four Corners.

PNM is continuing to evaluate the impacts of EPA’s proposed BART determination for Four Corners. As proposed, the participant owners of Four Corners will have five years after the EPA issues its final determination to achieve compliance with the BART requirements. PNM is unable to predict the ultimate outcome of this matter.

Ozone Non-Attainment

In March 2009, the NMED published its draft recommendation of area designations for the 2008 revised ozone national ambient air quality standard. The draft recommended that San Juan County, New Mexico be designated as non-attainment for ozone. SJGS is situated in San Juan County. However, the NMED subsequently determined that the monitor indicating high ozone levels was not reliable and did not recommend to the EPA that San Juan County be designated as non-attainment. On January 6, 2010, the EPA announced it would strengthen the

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8-hour ozone standard by setting the standard in a range of 0.060-0.070 parts per million (“ppm”). EPA intends to establish a new ozone standard by July 31, 2011. If EPA sets the standard at 0.070 ppm, San Juan County may be designated as non-attainment for ozone. If the standard is set lower than 0.070 ppm, other counties in the state, including Bernalillo County, New Mexico, may be designated as non-attainment. A non-attainment designation for Bernalillo County could result in the requirement to reduce NOx emissions from Reeves Station by 2014, and a non-attainment designation for San Juan County could result in the requirement to reduce NOx emissions from SJGS by 2014. The Company cannot predict the outcome of this matter or if additional NOx controls would be required as a result of ozone non-attainment designation.

Citizen Suit Under the Clean Air Act

The operations of the SJGS are covered by a Consent Decree with the Grand Canyon Trust and Sierra Club and with the NMED that includes a provision whereby stipulated penalties are assessed for non-compliance with specified emissions limits. Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS’s emissions performance for each quarter. As required by the Consent Decree, PNM submitted reports addressing mercury emission controls for SJGS. Plaintiffs and NMED rejected PNM’s reports. PNM disputes the validity of the rejection of the reports. On May 17, 2010, PNM filed a petition with the federal district court seeking a judicial determination on the dispute relating to PNM’s mercury controls. NMED and plaintiffs seek to require PNM to implement mercury controls that PNM estimates would increase annual operating costs for the entire station by as much as $42 million. The court held a status conference on November 29, 2010 for purposes of establishing the appropriate process for resolution of the outstanding disputes related to this matter and to discuss other issues raised in PNM’s petition. An order from the court is pending. PNM cannot predict the outcome of this matter.

Navajo Nation Environmental Issues

Four Corners is located on the Navajo Reservation and is held under an easement granted by the federal government as well as a lease from the Navajo Nation. The Navajo Acts, enacted in 1995 by the Navajo Nation, purport to give the Navajo Nation Environmental Protection Agency authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners. In October 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation, Window Rock District, challenging the applicability of the Navajo Acts to Four Corners. The District Court stayed these proceedings pursuant to a request by the parties and the parties are seeking to negotiate a settlement.

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

Section 114 Request

On April 6, 2009, APS received a request from the EPA under Section 114 of the Clean Air Act seeking detailed information regarding projects at and operations of Four Corners. This request is part of an enforcement initiative that the EPA has undertaken under the Clean Air Act. The EPA has taken the position that many utilities

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

have made certain physical or operational changes at their plants that should have triggered additional regulatory requirements under the NSR provisions of the Clean Air Act. Other electric utilities have received and responded to similar Section 114 requests, and several of them have been subject to notices of violation and lawsuits by the EPA. APS has responded to the EPA’s request. The Company is currently unable to predict the timing or content of EPA’s response, if any, or any resulting actions.

Four Corners Notice of Intent to Sue

On May 7, 2010, APS received a Notice of Intent to Sue from Earthjustice, on behalf of several environmental organizations, related to alleged violations of the Clean Air Act at Four Corners. The notice alleges NSR related violations and NSPS violations. Under the Clean Air Act, a citizens group is required to provide 60 days advance notice of its intent to file a lawsuit. Within that 60-day time period, the EPA may step in and file a lawsuit regarding the allegations. If the EPA does so, the citizens group is precluded from filing its own lawsuit, but it may still intervene in the EPA’s lawsuit, if it so desires. The 60-day period lapsed in July 2010, and the EPA did not take any action. At this time, the Company cannot predict whether or when Earthjustice might file a lawsuit.

Endangered Species Act

On January 30, 2011, the Center for Biological Diversity, Dine Citizens Against Ruining Our Environment, and San Juan Citizens Alliance filed a lawsuit against the Office of Surface Mining Reclamation and Enforcement (“OSM”) and the DOI, alleging that OSM failed to engage in mandatory Endangered Species Act (“ESA”) consultation with the Fish and Wildlife Service prior to authorizing the renewal of an operating permit for the mine that serves Four Corners. The lawsuit alleges that activities at the mine, including mining and the disposal of coal combustion residue, will adversely affect several endangered species and their critical habitats. The lawsuit requests the court to vacate and remand the mining permit and enjoin all activities carried out under the permit until OSM has complied with the ESA. PNM is not a party to the lawsuit. APS has intervened in the lawsuit and is evaluating the lawsuit to determine its potential impact on Four Corners operations.

Cooling Water Intake Structures

The EPA issued its proposed cooling water intake structures rule on April 20, 2011, which would provide national standards applicable to certain cooling water intake structures at existing power plants and other facilities pursuant to the Clean Water Act. The proposed standards are intended to protect fish and other aquatic organisms by minimizing impingement mortality (the capture of aquatic wildlife on intake structures or against screens) and entrainment mortality (the capture of fish or shellfish in water flow entering and passing through intake structures). To minimize impingement mortality, the proposed rule would require facilities such as Four Corners and SJGS to either demonstrate that impingement mortality at its cooling water intakes does not exceed a specified rate or reduce the flow at those structures to less than a specified velocity, and to take certain protective measures with respect to impinged fish. To minimize entrainment mortality, the proposed rule would also require these facilities to either meet the definition of a closed cycle recirculating cooling system or conduct a “structured site-specific analysis” to determine what site-specific controls, if any, should be required.

The proposed rule is subject to a 90 day public comment period, which ends on July 19, 2011, and the EPA is expected to issue a final rule by July 2012. As proposed, existing facilities subject to the rule would have to comply with the impingement mortality requirements as soon as possible, but in no event later than eight years after the effective date of the rule, and would have to comply with the entrainment requirements as soon as possible under a schedule of compliance established by the permitting authority. PNM and APS are performing analyses to determine the costs of compliance with the proposed rule. PNM is unable to predict the outcome of this matter.

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

Coal Combustion Waste Disposal

Regulation

SJCC currently disposes of CCBs consisting of fly ash, bottom ash, and gypsum from SJGS in the surface mine pits adjacent to the plant. SJGS does not operate any CCB impoundments. The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department currently regulates mine placement of ash at the mine with federal oversight by the OSM. APS currently disposes of CCBs in ash ponds and dry storage areas at Four Corners, and also sells a portion of its fly ash for beneficial uses, such as a constituent in concrete production. Ash management at the Four Corners plant is regulated by the EPA and the New Mexico State Engineer’s Office.

On May 4, 2010, the EPA issued a proposed rulemaking to regulate CCBs. The proposal asks for public comment on two approaches for regulating CCBs. One option is to regulate CCBs under Subtitle C of the RCRA as a hazardous waste which allows the EPA to create a comprehensive federal program for waste management and disposal of CCBs. The other option is to regulate CCBs under RCRA Subtitle D as a non-hazardous waste. This provides the EPA with the authority to develop performance standards for waste management facilities handling the CCBs and would be enforced primarily through citizen suits. Both options allow for continued use of CCBs in beneficial applications. EPA’s proposal does not address the placement of CCBs in surface mine pits for reclamation. The EPA has indicated that it will work with the OSM to develop federal regulations for placement of CCBs in minefill operations. The proposed rule also states that the EPA and OSM will consider the recommendations of the National Research Council, which, at the direction of Congress, studied the health, safety, and environmental risks associated with the placement of CCBs in U.S. coal mines. The 2006 report concluded that the “placement of coal combustion residues in mines as part of coal mine reclamation may be an appropriate option for the disposal of this material.” On June 21, 2010, the EPA published the proposed rule in the Federal Register. The public comment period on the proposed rule ended November 19, 2010. A final rule regarding waste designation for coal ash is not expected from EPA before mid to late 2012.

The OSM had initially drafted a CCB mine placement rule in late summer 2008, but with the then-impending change in federal administration, the Office of Management and Budget at the White House returned the rule to OSM for re-submittal under the incoming administration. An OSM CCB rulemaking team has been formed

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to develop a proposed rule. OSM’s draft rulemaking schedule targets an April 2012 publication in the Federal Register.

PNM advocates for the non-hazardous regulation of CCBs under Subtitle D of RCRA. PNM is encouraged by the EPA’s proposed decision to develop separate federal regulations in conjunction with the OSM’s intent to develop regulations for mine placement of CCBs. PNM believes the proper place for regulatory oversight should come from the OSM and state mining and mining reclamation agencies. In addition, PNM believes the decision by the EPA to consider the conclusions of the National Research Council study in the development of federal regulations regarding placement of CCBs in minefilling operations is a prudent one. PNM cannot predict the outcome of the EPA’s or OSM’s proposed rulemaking regarding CCB regulation, including mine placement of CCBs, or whether these actions will have a material adverse impact on its operations, financial position, or cash flows.

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

Gila River Indian Reservation Superfund Site

In April 2008, the EPA informed PNM that it may be a PRP in the Gila River Indian Reservation Superfund Site in Maricopa County, Arizona. PNM, along with SRP, APS, and EPE, owns a parcel of property on which a transmission pole and a portion of a transmission line are located. The property abuts the Gila River Indian Community boundary and, at one time, may have been part of an airfield where crop dusting took place. The EPA has settled the matter with the PRPs for past cleanup-related costs involving contamination from the crop dusting. PNM’s share of the settlement had no material adverse impact on PNM’s financial position, results of operations, or cash flows.

Other Commitments and Contingencies

Coal Supply

The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At March 31, 2011 and December 31, 2010, prepayments for coal, which are included in other current assets, amounted to $29.4 million and $30.9 million. SJCC holds certain federal, state, and private coal leases under an underground coal sales agreement pursuant to which it will supply processed coal for operation of

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the SJGS through 2017. The coal agreement is a cost plus contract. SJCC is reimbursed for all costs for mining and delivering the coal plus an allocated portion of administrative costs. In addition, SJCC receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. The coal agreement contemplates the delivery of approximately 48 million tons of coal during its remaining term, which would supply substantially all the requirements of the SJGS through approximately 2017.

APS purchases all of Four Corners’ coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation. The Four Corners coal contract runs through 2016. APS is currently in discussions with the coal supplier regarding post-2016 coal supply for Four Corners.

In 2009, PNM completed a comprehensive review of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal. Based on this study, PNM revised its estimates of the final reclamation costs. In 2010, this study was updated. In July 2010, the coal supply contract for Four Corners was restructured with pricing to be determined using an escalating base-price. The estimate for decommissioning the Four Corners mine was also revised in 2010. Based on the most recent estimates, the final costs of mine reclamation, net of contract buyout costs paid to SJCC and reclamation payments made through March 31, 2011, are estimated to be $55.7 million for the surface mines at both SJGS and Four Corners and $21.7 million for the underground mine at SJGS, in future dollars. During the three months ended March 31, 2011 and 2010, PNM made payments of $1.3 million and $0.9 million against the surface mine liability. As of March 31, 2011 and December 31, 2010, obligations of $25.0 million and $25.0 million for surface mine reclamation and $2.8 million and $2.8 million for underground mining activities were recorded in other deferred credits.

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

The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for property damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. The property damage and decontamination coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). PNM is subject to retrospective assessments under all NEIL policies if NEIL’s losses in any policy year exceed accumulated funds. The maximum amount of each retrospective assessment PNM could incur under the current NEIL policies totals $5.8 million for each retrospective assessment declared by NEIL’s Board of Directors due to losses. The insurance coverage discussed in this and the previous paragraph is subject to policy conditions and exclusions.

Water Supply

Because of New Mexico’s arid climate and periodic drought conditions, there is concern in New Mexico about the use of water, including that used for power generation. PNM has secured groundwater rights in connection with the existing plants at Reeves Station, Delta, Valencia, Afton, Luna, and Lordsburg. Water availability does not appear to be an issue for these plants at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Severe drought, such as that which occurred during 2002 in the “four corners” region of New Mexico where SJGS and Four Corners are located, can affect the availability of these plants. In future years, if adequate precipitation is not received in the watershed that supplies the four corners region, the plants could be impacted. Consequently, PNM, APS, and BHP have undertaken activities to secure additional water supplies for SJGS, Four Corners, and related mines. Since 2004, PNM has entered into agreements for voluntary sharing of the impacts of water shortages with tribes and other water users in the San Juan basin. The current agreements run through December 31, 2012. In addition, in the case of water shortage, PNM, APS, and BHP have reached agreement on a long-term supplemental contract relating to water for SJGS and Four Corners with the Jicarilla Apache Nation that runs through 2016. Although the Company does not believe that its operations will be materially affected by the drought conditions at this time, it cannot forecast the weather situation or its ramifications, or how policy, regulations, and legislation may impact the Company’s situation in the future, should water shortages occur in the future.

In April 2010, APS signed an agreement on behalf of the PVNGS participants with five cities to provide cooling water essential to power production at PVNGS for the next forty years.

PVNGS Water Supply Litigation

A summons was served on APS in 1986 that required all water claimants in the Lower Gila River Watershed of Arizona to assert any claims to water on or before January 20, 1987, in an action pending in the Maricopa County Superior Court. PVNGS is located within the geographic area subject to the summons. APS’ rights and the rights of the other PVNGS participants to the use of groundwater and effluent at PVNGS are potentially at issue in this action. APS filed claims that dispute the court’s jurisdiction over PVNGS’ groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of those rights. In 1999, the Arizona Supreme Court issued a decision finding that certain groundwater rights may be available to the federal government and Indian tribes. In addition, the Arizona Supreme Court issued a decision in 2000 affirming the lower court’s criteria for resolving groundwater claims. Litigation on both of these issues has continued in the trial court. No trial dates have been set in these matters. PNM does not expect that this litigation will have a material adverse impact on its results of operation, financial position, or cash flows.

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

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the first quarter of 2011, at the request of PNM and other southwestern utilities, NERC advised all transmission owners and transmission service providers that have selected the MOD-029-1 methodology that, while they are still expected to be compliant with the standard on April 1, 2011, NERC has delayed the implementation for “Flow Limited” paths only, until such time as a modification to the standard can be developed that will mitigate the technical concerns identified by the transmission owners and transmission service providers.

On April 20, 2010, Cargill Power Markets, LLC (“Cargill”) filed a complaint with FERC, asserting that PNM improperly processed its transmission service queue and unfairly invalidated a transmission service request by Cargill. On July 29, 2010, FERC issued an order and established a schedule for hearing and settlement procedures. In its order, FERC determined that PNM had improperly invalidated a single Cargill transmission service request submitted on February 21, 2008 and set the issue for hearing to determine an appropriate remedy. However, the hearing is being held in abeyance by FERC to provide time for settlement negotiations under the oversight of a FERC settlement judge. On September 27, 2010, FERC granted rehearing for further consideration. On January 13, 2011, PNM and Cargill filed a settlement agreement with FERC in which PNM agreed to pay Cargill $0.2 million and put Cargill’s transmission service request back into the queue. The settlement also left Cargill’s and PNM’s rehearing requests in place before FERC. One intervenor in the proceeding has contested the settlement. The settlement judge reported to FERC that the settlement is contested. The settlement is before FERC for its consideration. FERC has not yet acted upon the requests for rehearing or settlement and they remain pending further decision. PNM is unable to predict the final outcome of this matter at FERC.

(10)	Regulatory and Rate Matters

Information concerning regulatory and rate matters is contained in Note 17 of Notes to Consolidated Financial Statements in the 2010 Annual Reports on Form 10-K.

PNMR

First Choice Request for ERCOT Alternative Dispute Resolution

In June 2008, First Choice filed a request for alternative dispute resolution with ERCOT alleging that ERCOT incorrectly applied its protocols with respect to congestion management during the first quarter of 2008. First Choice requested that ERCOT resolve the dispute by restating certain elements of its first quarter 2008 congestion management data and by refunding to First Choice allegedly overstated congestion management charges. The amount at issue in First Choice’s claim can only be determined by running ERCOT market models with corrected inputs but First Choice believes that the amount is significant. ERCOT protocols provide that ERCOT will notify potentially impacted market participants and subsequently consider the merits of First Choice’s allegations. PNMR is unable to predict the outcome of this matter.

PNM

Emergency FPPAC

In 2008, the NMPRC authorized PNM to implement an Emergency FPPAC from June 2, 2008 through June 30, 2009. The NMPRC order approving the Emergency FPPAC also provided that if PNM’s base load generating units did not operate at or above a specified capacity factor and PNM was required to obtain replacement power to serve jurisdictional customers, PNM would be required to make a filing with the NMPRC seeking approval of the replacement power costs. In its required filing, PNM stated that the costs of the replacement power amounting to $8.0 million were prudently incurred and made a motion that they be approved. The NMPRC staff opposed PNM’s motion and recommended that PNM be required to refund the amount collected. PNM continues to assert that its recovery of replacement power costs was proper and did not violate the NMPRC’s order. The NMPRC has not ruled on this matter. If the stipulation in the 2010 Electric Rate Case discussed below is approved by the NMPRC,

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the parties to the stipulation, including the NMPRC staff, will jointly request that the NMPRC take no further action in this matter and close the docket. PNM is unable to predict the outcome of this matter.

Renewable Portfolio Standard

The REA was enacted to encourage the development of renewable energy in New Mexico. The act, as amended, establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006, increasing to 10% by 2011, 15% by 2015, and 20% by 2020. The NMPRC requires renewable energy portfolios to be “fully diversified” beginning in 2011 when no less than 20% of the renewable portfolio requirement must be met by wind energy, no less than 20% by solar energy, no less than 10% by other renewable technologies, and no less than 1.5% by distributed generation. The act provides for streamlined proceedings for approval of utilities’ renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. The NMPRC has established a RCT for 2011 of 2% of all customers’ aggregated overall annual electric charges that increases by 0.25% annually until reaching 3% in 2015.

In August 2010, the NMPRC partially approved PNM’s revised 2010 procurement plan including, PNM’s investment in 22 MW of solar PV facilities at various PNM sites and the construction of a solar-storage demonstration project, up to a maximum cost of $107.7 million, PNM’s estimated amounts of these investments, and a distributed generation REC purchase program. Under the REA, costs incurred pursuant to and consistent with an approved procurement plan are deemed to be reasonable and recoverable in the ratemaking process. Construction of these facilities is underway, the first 2 MW of solar PV is in service, and PNM anticipates that all 22 MW will be in service by December 31, 2011. PNM anticipates requesting recovery of these costs from customers through a rate rider. See 2010 Electric Rate Case below.

On July 1, 2010, PNM filed its renewable energy procurement plan for 2011. The 2011 plan proposed the procurement of 250,000 MWh of RECs from another New Mexico public utility for compliance with the renewable portfolio standard in 2011. On October 5, 2010, the NMPRC issued an order rejecting PNM’s plan for 2011 as incomplete because certain planning assumptions used in the plan were found to be outdated, and ordered PNM to file a new plan within 60 days. The NMPRC ordered that the 180-day period for NMPRC action on the 2011 plan would start on the date the new plan was filed. On December 6, 2010, PNM filed a revised 2011 plan that proposes procurement of 423,860 MWh of wind generated RECs from various bidders selected through a RFP process at a total cost of up to $5.5 million. The RECs would be retired for RPS compliance for 2011. The plan, as amended, requests a variance from the diversity requirements for solar and certain “other resources” for 2011 because of cost and availability constraints. A public hearing on the plan was held in April 2011. PNM cannot predict the outcome of this matter.

On April 6, 2011, PNM issued a RFP for renewable energy and RECs of up to 360,000 MWh annually. Proposals are due to PNM on June 10, 2011 and PNM will use these proposals to develop its plan for compliance with the RPS in 2012-2014.

NMPRC Rulemaking on Disincentives to Energy Efficiency Programs

The NMPRC approved amendments to its energy efficiency rule on April 8, 2010 to be effective May 3, 2010. The amended rule allows electric utilities to collect rate adders of $0.01 per KWh for lifetime energy savings and $10 per kilowatt for demand savings related to energy efficiency and demand response programs beginning in 2010. The amended rule also required investor-owned electric utilities to make filings by July 1, 2010 that proposed rate design and ratemaking measures to remove regulatory disincentives or barriers to achieve energy efficiency savings. PNM included its proposals in the 2010 Electric Rate Case described below. In the pending stipulation in the 2010 Electric Rate Case, PNM agreed that any such disincentives would be deemed addressed under the new rates proposed in the stipulation. Under the amended rule, after such measures become effective, the rate adder for

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

energy saving is reduced to $0.005 per KWh. The NMAG and NMIEC appealed the NMPRC order adopting the amended rule to the New Mexico Supreme Court and subsequently moved the court for a stay of the NMPRC order. The Court denied the stay motion. Oral argument was held before the New Mexico Supreme Court in February 2011. PNM cannot predict the ultimate outcome of these appeals.

On May 5, 2010, PNM filed proposed tariffs under the amended rule to recover a rate adder related to 2010 efficiency programs. PNM proposed to recover $6.2 million over a twelve-month period following NMPRC approval. The staff of the NMPRC filed testimony recommending the recovery of not more than $4.2 million. A public hearing was held on September 14, 2010 and the NMPRC issued an order on November 29, 2010 authorizing recovery of $4.2 million over 12 months. PNM implemented a rate rider to recover the $4.2 million adder on December 29, 2010.

2010 Energy Efficiency Application

On September 15, 2010, PNM filed an energy efficiency program application for programs to be offered beginning July 1, 2011. PNM requested revisions to programs offered, revisions of estimates of participation and expenditure levels, approval of revised program cost recovery tariff riders, and approval of disincentive/incentive adders for 2011 energy efficiency and demand response programs. The total amount that PNM proposed to recover through the tariff riders is $32.9 million, which includes the 2010 programs adder discussed above. On February 11, 2011, the NMPRC staff filed testimony that the amount of the incentive adder authorized by the energy efficiency rule should be prospectively reduced to $0.002 per kWh and $4 per KW and that recovery of certain carrying charges on uncollected program costs should be disallowed for alleged noncompliance with NMPRC rules. On February 21, 2011, PNM filed rebuttal testimony disputing the staff’s contentions. In its rebuttal testimony, PNM accepted certain modifications to its plan that were proposed by other parties. The effect of these modifications resulted in a revised proposed recovery amount of $31.4 million. A public hearing was held in February 2011. A decision is expected in the spring of 2011. PNM is unable to predict the outcome of this proceeding.

On April 1, 2011, PNM filed a reconciliation of energy efficiency program costs and collections as of December 31, 2010. Included in this filing was an adjustment of its adder to reflect the measured and verified savings for 2010 program participation in its 2010 Annual Electric Energy Efficiency Report, also filed April 1, 2011. PNM proposed an adjustment to the rider necessary to make up the under-collected balance of $2.6 million. This under collection is associated with the previously approved programs and energy efficiency rider. The new energy efficiency rider rate, adjusted for the under collected program costs and adjusted savings, would be increased from 2.441% to 2.839%. After requesting additional information from PNM concerning incurred costs and approved program costs, the NMPRC suspended the proposed adjusted rates for 180 days commencing on May 1, 2011. The NMPRC, in its suspension order, concludes that some of the program budgets exceeded the authorized amount and questions whether PNM should have requested budget increases for these programs, whether PNM should be denied recovery of any of the under collected amount and whether any sanctions should be imposed. PNM is unable to predict the outcome of this matter.

Investigation on Establishing a Policy Linking Utility Earnings to Quality of Customer Service

On May 28, 2009, the NMPRC ordered an investigation to consider the development of a service quality incentive mechanism for utilities in New Mexico, including PNM. The parties were to look at quality of service mechanisms established in other NMPRC orders, as well as the mechanisms that have been implemented in other states. Following a workshop process, the Hearing Examiner filed a report concluding that present circumstances do not warrant the implementation of a performance based ratemaking mechanism to either reward or penalize utilities for quality of service. Instead, the report recommended that utilities be required to file certain customer service reports annually for a three-year period commencing in 2011. The NMPRC issued an order on March 24, 2011 requiring utilities to file annually reports as recommended in the Hearing Examiner’s report. These reports are to be filed annually by June 30 of 2011, 2012, and 2013.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Rates for Former TNMP Customers in New Mexico

PNM serves the former New Mexico customers of TNMP (“TNMP-NM” or “PNM South”) under rates approved by the NMPRC in its order approving PNMR’s acquisition of TNMP. Under that order, rates charged to TNMP-NM customers were set through December 31, 2010. In January 2009, the NMPRC directed PNM to estimate the revenue requirement increase that would be reflected in a TNMP-NM rate application for rates effective January 2011. PNM estimated that the rate increase could be between 40% and 56% depending on fuel costs. In April 2009, the NMPRC directed PNM, the NMPRC staff, and other parties to attempt to reach consensus on ways to mitigate the impact of this potential rate increase and appointed a mediator. Mediation did not result in an agreement. On May 25, 2010, the NMPRC issued an order directing PNM and the NMPRC staff to file testimony addressing certain matters related to cost allocation. A hearing was held in December 2010. In April 2011, the NMPRC issued an order that consolidated this case with the pending 2010 Electric Rate Case discussed below. PNM cannot predict the outcome of this matter.

2010 Electric Rate Case

PNM filed its 2010 Electric Rate Case application with the NMPRC on June 1, 2010 for rate increases for all PNM retail customers to be effective April 1, 2011. The application proposed separate rate increases for those customers served by PNM (“PNM North”) prior to its acquisition of TNMP and for the customers formerly served by TNMP (“PNM South”). The proposed total increase of $165.2 million represents a 22% increase for PNM North and a 20% increase for PNM South. The filed revenue requirements are based on a future test period ending December 31, 2011. If the NMPRC grants the entire relief requested, PNM proposed to implement the increase in two steps. Phase 1 would become effective April 1, 2011 (PNM North: $111.1 million, 16%; PNM South: $8.7 million, 14%), and Phase 2 would become effective January 1, 2012 (PNM North: $41.7 million, 6%; PNM South: $3.6 million, 6%). PNM also proposed to implement a FPPAC for PNM South. This is the first rate case filing in New Mexico proposing a future test year consistent with recent amendments to the Public Utility Act. The NMPRC initially suspended the rates until April 1, 2011. On July 27, 2010, in response to motions filed by the NMPRC staff and other parties, the NMPRC determined that PNM’s rate filing was incomplete, ordered PNM to supplement its rate application, directed that the suspension period not begin to run until PNM’s rate application was made complete, and extended the suspension period by one month. PNM believed that the order was erroneous both in its assessment of the completeness of PNM’s filing and in its application of the governing legal standards. On August 5, 2010, PNM supplemented its rate case application in conformance with the NMPRC’s order and also petitioned the New Mexico Supreme Court requesting the Court to vacate the NMPRC’s July 27, 2010 order and for other equitable relief. The Supreme Court denied PNM’s petition on September 13, 2010. In October 2010, PNM began meeting with the NMPRC staff and other parties to discuss settlement. To accommodate these settlement discussions, the Hearing Examiner and the NMPRC issued orders revising the hearing schedule and extending the suspension period.

On February 3, 2011, PNM, NMPRC staff, NMAG, NMIEC, ABCWUA, Buckman Direct Diversion Board, and the City of Alamogordo, New Mexico entered into a stipulation that, if approved by the NMPRC, would resolve all issues in the 2010 Electric Rate Case and provide a rate path for PNM through 2013. Other parties filed statements opposing the stipulation. This stipulation, which reflects some aspects of a future test year, is subject to approval of the NMPRC. The stipulation would allow PNM to increase rates by $45.0 million immediately following approval and by an additional $40.0 million beginning January 1, 2012. The proposed rates are designed so that PNM North customers and PNM South customers would have the same percentage increase. The PNM South customers would also be covered by the same FPPAC that is utilized for the PNM North customers. In addition, subject to further NMPRC approvals, PNM would recover the costs associated with NMPRC approved renewable energy procurement plans through a rate rider beginning July 1, 2012 and would also be able to implement a separate rate rider in 2013 to recover up to an additional $20.0 million to cover changes in plant-related rate base between June 30, 2010 and December 31, 2012. PNM’s next general rate adjustment could not go into effect before January 1, 2014, except that PNM can file for recovery of costs to comply with any federal or state environmental law or requirement effective after June 30, 2010. In addition, the stipulation limits the amount that

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

can be recovered on an annual basis for fuel costs, renewable energy costs, and energy efficiency costs during the period covered by the stipulation. Recovery of costs in excess of these limits will be deferred for collection, without carrying costs, to future periods. If the stipulation is approved, PNM would forego collection of $10.0 million of the under-collected amount in the FPPAC balancing account, which would be recorded as a regulatory disallowance. On February 22, 2011, the NMPRC issued an order requiring PNM to agree to extend the suspension period for an additional three months from August 10, 2011 as a condition for going forward with hearings on the stipulation, in order to accommodate the procedural schedule that would be needed if the stipulation is not ultimately approved. PNM gave notice to the NMPRC on February 25, 2011 that it agreed to extend the suspension period until November 10, 2011. On March 17, 2011, PNM filed a request for interim rates to go into effect on May 15, 2011, which was denied by the NMPRC. Several parties filed testimony in opposition to the stipulation and PNM has filed rebuttal testimony. The Hearing Examiner has established a procedural schedule that includes a hearing on the stipulation beginning on May 9, 2011. PNM is unable to predict the outcome of this matter.

2011 Integrated Resource Plan

NMPRC rules require that New Mexico investor owned utilities file an IRP every three years. PNM has been holding public advisory group meetings, and is planning on filing its 2011 IRP in July 2011. The IRP is required to cover a 20 year planning period, and must contain an action plan covering the first four years of that period. The rule also requires that utilities conduct a public advisory group process during the development of the IRP. PNM is unable to predict the outcome of this matter.

Transmission Rate Case

On October 27, 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually and revise certain Open Access Transmission Tariff provisions and bi-lateral contractual terms. If approved, the rate increase would apply to all of PNM’s wholesale electric transmission service customers, which include other utilities, electric co-operatives, and entities that use PNM’s transmission system to transmit power at the wholesale level. The proposed rate increase would not impact PNM’s retail customers. On December 29, 2010, FERC issued an order accepting PNM’s filing and suspending the proposed tariff revisions for five months to become effective June 1, 2011, subject to refund, and providing a schedule to establish hearing and settlement judge procedures, including a settlement conference on May 3, 2011. PNM is unable to predict the outcome of this proceeding.

TNMP

TNMP Competitive Transition Charge True-Up Proceeding

The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover, as a CTC, from its transmission and distribution customers. A 2004 PUCT decision established $87.3 million as TNMP’s stranded costs. TNMP and other parties have made a series of appeals on the ruling and it is currently before the Texas Supreme Court. TNMP is unable to predict if the Texas Supreme Court will review the decision or the ultimate outcome of this matter.

Interest Rate Compliance Tariff

Following a revision of the interest rate on TNMP’s CTC, TNMP filed a compliance tariff to implement the new 8.31% rate. TNMP’s filing proposed to put the new rates into effect on February 1, 2008. Intervenors asserted objections to the compliance filing. PUCT staff urged that the PUCT make the new rate effective as of December 27, 2007 when the PUCT’s order establishing the correct rate became final. After regulatory proceedings, the PUCT

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

issued an order making the new rate retroactive to July 20, 2006. TNMP filed an appeal of this order in the District Court in Austin, Texas. A hearing was held on June 17, 2010. On June 28, 2010, the District Court reversed the PUCT decision and remanded the matter back to the PUCT for a determination that is not retroactive. The PUCT and other parties appealed the decision to the Texas 3rd Court of Appeals and presented oral argument on March 23, 2011. The Court took the matter under advisement and consideration. While there is inherent uncertainty in this type of proceeding, TNMP believes it will ultimately be successful in overturning any ruling that the effective date should be prior to December 27, 2007.

Advanced Meter System Deployment and Surcharge Request

On May 26, 2010, TNMP filed a request with PUCT to approve TNMP’s proposed advanced meter deployment. The filing also requested a surcharge to collect $158 million in costs over 12 years, including recovery of capital expenditures of $70.6 million. On June 1, 2010, the PUCT referred the matter to the State Office of Administrative Hearings. On January 6, 2011, the ALJ modified the procedural schedule and set this matter for hearing on April 18, 2011. Due to changes in the tax law, TNMP filed supplemental testimony on February 16, 2011 to reflect the effects of the bonus depreciation, new WACC, and other changes. The filing amends the requested surcharge to collect $126 million, including capital expenditures of $70.2 million incurred through 2015. The ALJ has approved a revised schedule and reset the hearing for May 18-20, 2011.

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

2010 Rate Case Expense Proceeding

The determination of the amount of reasonable rate case expenses incurred by TNMP and other parties in TNMP’s 2010 rate case was severed into a separate proceeding. On January 26, 2011, the ALJ set a procedural schedule requiring the parties who participated in the 2010 rate case to file testimony supporting their respective incurred expenses. The parties agreed to a settlement of the case wherein TNMP would collect $2.8 million over the next three years. TNMP is unable to predict the outcome of this matter.

Remand of ERCOT Transmission Rates for 1999 and 2000

Following a variety of appeals, the ERCOT transmission rates approved in 1999 and 2000 were recently remanded back to the PUCT. The issues relevant to TNMP are addressed in three separate dockets, but those proceedings are expected to be heard jointly. These dockets concern the recalculation of rates for the 4th quarter of 1999 and all of 2000 to correct over-payments made by certain market participants and the recovery of additional, undetermined transmission costs by City Public Service Board of San Antonio. TNMP cannot predict the ultimate outcome of this matter.

Energy Efficiency

On April 29, 2011, TNMP filed an application for approval of its 2012 energy efficiency programs and requested recovery through an energy efficiency cost recovery factor. TNMP estimates the costs of its 2012 energy

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

efficiency programs to be $4.4 million and requests to collect this amount based on a per customer charge over 12 months. Additionally, as permitted by the PUCT rules, TNMP’s request includes a bonus collection amount of approximately $0.3 million due to the fact that its 2010 energy efficiency programs exceeded the performance goals set by the PUCT.

(11)	Optim Energy

Information concerning Optim Energy is discussed in Note 22 of the Notes to Consolidated Financial Statements in the 2010 Annual Reports on Form 10-K. In January 2007, Optim Energy was created by PNMR and ECJV, a wholly owned subsidiary of Cascade, to serve expanding U.S. markets, principally the areas of Texas covered by ERCOT. PNMR and ECJV each have a 50 percent ownership interest in Optim Energy, a limited liability company.

Impairment Considerations

Beginning in 2009 and continuing throughout 2010, Optim Energy was affected by adverse market conditions, primarily low natural gas and power prices. In addition to these adverse market conditions, recently reported sales of electric generating resources within the ERCOT market area were transacted at prices (per KW of generating capacity) that were substantially below the amounts recorded for the electric generating plants underlying PNMR’s investment in Optim Energy. Under GAAP, these factors were indicators of impairment that required an impairment analysis to be performed by PNMR of its investment in Optim Energy as of December 31, 2010. PNMR’s analysis indicated that its entire investment in Optim Energy was impaired and PNMR reduced the carrying value of its investment in Optim Energy to zero at December 31, 2010. In accordance with GAAP, PNMR did not record losses associated with its investment in Optim Energy in 2011 as PNMR has no contractual requirement or agreement to provide Optim Energy with additional financial resources.

As a result of the adverse market conditions described above, PNMR (in collaboration with Optim Energy and ECJV) has been assessing various strategic alternatives relating to PNMR’s ownership interest in Optim Energy. Discussions regarding various alternatives have been held with several potential parties and discussions with additional parties are possible. Although PNMR has no contractual requirement or agreement to provide Optim Energy with additional financial resources as of the date of this report, based on the exploration of these alternatives to date, it is possible that PNMR may decide to contribute equity and/or other operational assets to Optim Energy or a new venture in order to consummate a strategic transaction. Depending on the form and structure of a strategic transaction, if any, as well as market conditions at the time the strategic transaction is consummated, PNMR may recognize additional impairments based on relative fair values. No assurances can be given that PNMR will consummate any strategic transaction with respect to its investment in Optim Energy.

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

PNMR has no commitments or guarantees with respect to Optim Energy.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for Optim Energy is as follows:

Results of Operations

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Operating revenues	$73,933	$105,593
Cost of energy	57,967	77,297

Gross margin	15,966	28,296
Non-fuel operations and maintenance expenses	9,243	10,520
Administrative and general expenses	6,937	5,612
Depreciation and amortization expense	11,613	12,057
Taxes other than income tax	2,370	3,433

Operating income (loss)	(14,197)	(3,326)
Interest charges	(3,984)	(4,671)
Other income (deductions)	68	65

Earnings (loss) before income taxes	(18,113)	(7,932)
Income taxes (benefit)(1)	47	32

Net earnings (loss)	$(18,160)	$(7,964)

50 percent of net earnings (loss)	$(9,080)	$(3,982)
Amortization of basis difference in Optim Energy	-	(370)
Post-impairment loss not recorded under GAAP	9,080	-

PNMR equity in net earnings (loss) of Optim Energy	$-	$(4,352)

(1) Represents the Texas Margin Tax, which is considered an income tax under GAAP.

Financial Position

	March 31, 2011	December 31, 2010
	(In thousands)

Current assets	$102,282	$105,413
Net property plant and equipment	918,889	924,354
Other long-term assets	115,554	120,894

Total assets	1,136,725	1,150,661

Current liabilities	52,804	50,226
Long-term debt	717,000	717,000
Other long-term liabilities	9,115	7,515

Total liabilities	778,919	774,741

Owners’ equity	$357,806	$375,920

50 percent of owners’ equity	$178,903	$187,960
PNMR basis difference in Optim Energy	193	216
Impairment of equity investment in Optim Energy	(188,176)	(188,176)
Post-impairment loss not recorded under GAAP	9,080	-

PNMR equity investment in Optim Energy	$-	$-

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue related to power sales and purchases is included net in operating revenues. Costs related to fuel purchases and sales are recorded net in cost of energy.

PNMR had a basis difference between its recorded investment in Optim Energy and 50 percent of Optim Energy’s equity resulting from Optim Energy’s acquisition of the Twin Oaks plant from PNMR in 2007. The portion of the basis difference related to contract amortization ended in 2010 and other basis differences, including a difference related to emission allowances that would have continued through the life of the Twin Oaks plant, were taken into account in the impairment discussed above. The basis difference adjustment detailed above relates mainly to contract amortization with insignificant offsets related to the other minor basis difference components.

Optim Energy individually valued each asset and liability of the Twin Oaks plant acquired from PNMR and the acquisition of Cogen and initially recorded them on its balance sheet at the determined fair value. For both transactions, this accounting resulted in amortization since contracts acquired were out of market and emission allowances, while acquired from government programs without cost to Optim Energy, had market value. During the three months ended March 31, 2011 and 2010, Optim Energy recorded amortization of contracts acquired of $3.7 million and $4.0 million, which decreased operating revenues, and amortization expense on emission allowances of $2.5 million and $1.3 million, which increased cost of energy.

Optim Energy has a hedging program that varies at any given time depending on current market conditions and other factors. Optim Energy has designated a long-term power and steam contract as a normal sale under GAAP. At March 31, 2011, all other transactions are designated as economic hedges that are required to be marked to market.

(12)	Related Party Transactions

PNMR, PNM, TNMP, and Optim Energy are considered related parties as defined under GAAP. PNMR Services Company provides corporate services to PNMR, its subsidiaries, and Optim Energy in accordance with shared services agreements. There is also a services agreement for Optim Energy to provide services to PNMR. Additional information concerning the Company’s related party transactions is contained in Note 20 of the Notes to Consolidated Financial Statements in the 2010 Annual Reports on Form 10-K.

PNM RESOURCES, INC. AND SUBSIDIARIES

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

See Note 11 for information concerning Optim Energy. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Electricity, transmission and distribution related services billings:
TNMP to PNMR	$8,814	$9,586
Services billings:
PNMR to PNM	21,437	21,662
PNMR to TNMP	6,581	6,488
PNM to TNMP	122	100
TNMP to PNMR	53	121
PNMR to Optim Energy	1,400	1,438
Optim Energy to PNMR	11	18

Interest charges:
TNMP to PNMR	2	83
PNM to PNMR	28	3
PNMR to PNM	32	-

(13)	Jointly-Owned Electric Generating Plants

Information concerning Jointly-Owned Electric Generating Plants is discussed in Note 14 of the Notes to Consolidated Financial Statements in the 2010 Annual Reports on Form 10-K. As discussed in that note, operation of each of the three PVNGS units requires an operating license from the NRC and a portion of PNM’s interests in PVNGS Units 1 and 2 are held under leases that expire in 2015 and 2016. The NRC issued 40 year operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987. In December 2008, APS, on behalf of the PVNGS participants, applied for renewed operating licenses for the PVNGS units for a period of 20 years beyond the expirations of the current licenses. On April 21, 2011, the NRC approved extensions in the operating licenses for the plants for 20 years through 2045 for Unit 1, 2046 for Unit 2, and 2047 for Unit 3. PNM is currently evaluating the impacts of the license extensions.

The Four Corners plant site is leased from the Navajo Nation and is also subject to a rights-of-way grant from the federal government. APS, on behalf of the Four Corners participants, negotiated amendments to the facility lease with the Navajo Nation, which would extend the Four Corners leasehold interest to 2041. The amendments have been approved by the Navajo Nation Council and signed by the Nation’s President. The effectiveness of the amendments also requires the approval of the DOI, as does the related federal rights-of-way grant, which the Four Corners participants will pursue. A federal environmental review will be conducted as part of the DOI review process. PNM’s share of the annual lease payments will be $0.9 million beginning in 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP. The MD&A for PNM and TNMP is presented as permitted by Form 10-Q General Instruction H (2). For discussion purposes, this report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. A reference to a “Note” in this Item 2 refers to the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1, unless otherwise specified. Certain of the tables below may not appear visually accurate due to rounding.

MD&A FOR PNMR

BUSINESS AND STRATEGY

PNMR provides electricity and energy efficiency products and services in core regulated and unregulated markets to help customers meet and manage their energy needs.

Regulated Operations

PNM

Critical to PNMR’s success for the foreseeable future is the financial health of PNM, PNMR’s largest subsidiary, which is highly dependent on continued favorable regulatory treatment. PNM anticipates a trend toward increasing costs of providing electric service, including costs of renewable energy sources under the RPS established pursuant to the REA and related regulations of the NMPRC. PNM also anticipates increases in costs related to compliance with environmental regulations, rights-of-way, pension and benefits, and depreciation. PNM will continue to seek recovery of these increased costs of providing service to regulated customers through future rate filings. The impact that rate increases may have on customers’ usage and their ability to pay is unknown.

PNM filed its 2010 Electric Rate Case application with the NMPRC on June 1, 2010 for rate increases for all PNM retail customers to be effective April 1, 2011. The application proposed separate rate increases for those customers served by PNM (“PNM North”) prior to its acquisition of TNMP and for the customers formerly served by TNMP (“PNM South”). The proposed total increase of $165.2 million represents a 22% increase for PNM North and 20% increase for PNM South. The filed revenue requirements are based on a future test period ending December 31, 2011. PNM also proposed to implement a FPPAC for PNM South. This is the first rate case filing in New Mexico proposing a future test year consistent with recent amendments to the Public Utility Act. On February 3, 2011, PNM, NMPRC staff, NMAG, NMIEC, ABCWUA, Buckman Direct Diversion Board, and the City of Alamogordo, New Mexico entered into a stipulation that, if approved by the NMPRC, would resolve all issues in the 2010 Electric Rate Case and provide a rate path for PNM through 2013. Other parties filed statements opposing the stipulation. This stipulation, which reflects some aspects of a future test year, is subject to approval of the NMPRC. The stipulation would allow PNM to increase rates by $45.0 million immediately following approval and by an additional $40.0 million beginning January 1, 2012. The proposed rates are designed so that PNM North customers and PNM South customers would have the same percentage increase. The PNM South customers would also be covered by the same FPPAC that is utilized for the PNM North customers. In addition, subject to further NMPRC approvals, PNM would recover the costs associated with NMPRC approved renewable energy procurement plans through a rate rider beginning July 1, 2012 and would also be able to implement a separate rate rider in 2013 to recover up to an additional $20.0 million to cover changes in plant-related rate base between June 30, 2010 and December 31, 2012. PNM’s next general rate adjustment could not go into effect before January 1, 2014, except that PNM can file for recovery of costs to comply with any federal or state environmental law or requirement effective after June 30, 2010. In addition, the stipulation limits the amount that can be recovered on an annual basis for fuel costs, renewable energy costs, and energy efficiency costs during the period covered by the stipulation. Recovery of costs in excess of these limits will be deferred for collection, without carrying costs, to future periods. If the stipulation is approved, PNM would forego collection of $10.0 million of the under-collected amount in the FPPAC balancing account, which would be recorded as a regulatory disallowance. On February 22, 2011, the NMPRC issued an order requiring PNM to extend the suspension period for an additional three months to November 10, 2011. On March 17, 2011, PNM filed a request for interim rates to go into effect on May 15, 2011, which was denied by the NMPRC. Several parties filed testimony in opposition to the stipulation and PNM has filed rebuttal testimony. The Hearing Examiner has established a procedural schedule that includes a hearing on the stipulation beginning on May 9, 2011. See Note 10. PNM is unable to predict the outcome of this proceeding.

On October 27, 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually. If approved, the rate increase would apply to all of PNM’s wholesale electric transmission service customers, which include other utilities, electric cooperatives, and entities that use PNM’s transmission system to transmit power at the wholesale level. The proposed rate increase would not impact PNM’s retail customers. On December 29, 2010, FERC issued an order accepting PNM’s filing and suspending the proposed tariff revisions for five months to become effective June 1, 2011, subject to refund, and providing a schedule to establish hearing and settlement judge procedures, including a settlement conference on May 3, 2011. PNM is unable to predict the outcome of this proceeding.

As noted above, PNM also serves customers in New Mexico formerly served by TNMP. When PNMR acquired TNMP, PNM was required to maintain the former TNMP customers under rates separate from the rest of PNM. Pursuant to a stipulation approved by the NMPRC, PNM was prohibited from consolidating the cost of service for the two areas until January 1, 2015, unless the consolidation would not result in shifting more than $1.5 million in revenue requirements from the former TNMP customers to other PNM customers. In addition, the stipulation provided that PNM would not seek rate changes for the former TNMP customers that would go into effect before January 1, 2011. During 2009, the NMPRC requested that the parties to the stipulation meet to discuss ways and means of mitigating possible large rate increases to the former TNMP customers that may occur when the rate moratorium expires. The parties met periodically under the direction of a NMPRC Hearing Examiner, who was appointed by the NMPRC to serve as mediator for the discussions, but did not reach agreement. The stipulation in the 2010 Electric Rate Case discussed above would, if approved by the NMPRC, provide for a rate increase to the former TNMP customers on the same percentage basis as PNM’s other customers. In April 2011, the NMPRC issued an order that consolidated this case with the pending 2010 Electric Rate Case. See Note 10.

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

On August 26, 2010, TNMP filed with the PUCT for a $20.1 million increase in revenues, requesting that new rates go into effect on October 1, 2010. In its request, TNMP also asked for permission to update its catastrophe reserve fund that would be utilized to pay for a utility system’s costs in recovering from natural disasters and acts of terrorism. Additionally, TNMP requested a rate rider to recover costs to storm harden its system. In December 2010, the parties announced that a settlement had been reached in the case and a stipulation supporting the settlement was filed. The settlement provided for a revenue requirement increase of $10.25 million beginning February 1, 2011, an inferred return on equity of 10.125%, and a hypothetical 55%/45% debt-equity capital structure. The PUCT approved the settlement on January 27, 2011.

Competitive Businesses

First Choice

As a REP, First Choice operates in the highly competitive Texas retail market, which has experienced extreme price volatility and transmission congestion in the past. ERCOT controls the transmission of power in the areas that First Choice supplies. ERCOT historically has operated through a series of geographic zones, which has led to congestion of the transmission system when large volumes of power were being transmitted between zones. Congestion tends to drive prices up in the spot market. These anomalies also negatively impacted the margins realized from end use customers. These conditions were exacerbated by the impacts of Hurricane Ike and depressed economic conditions resulting in very high levels of customer turnover and levels of uncollectible accounts significantly higher than historical experience. ERCOT has made changes in its control protocols and changed from the zonal system to a nodal system in December 2010, both of which should reduce congestion and price volatility. Recently, the Texas retail market has been more stable and First Choice does not anticipate that extreme congestion and price volatility will reoccur in the near future. In addition, both power and natural gas prices decreased significantly, resulting in a substantial increase in margins realized by First Choice in 2009 and continuing to a lesser degree in 2010. These factors and the increased focus on growing commercial accounts, customer credit standards, and improved customer service have contributed to an improvement in First Choice’s results of operations, including reductions in bad debt expense. For 2011, First Choice expects market conditions to continue to be a key factor for the business and believes margins will continue to decline as they return to more historic levels. In September 2010, the PUCT adopted a “switch/hold” provision for customer accounts on a deferred payment plan, an average payment plan, or with a meter determined to have been tampered with, which will require those customers to pay any outstanding balance before changing to another REP. The switch/hold provision becomes effective on June 1, 2011.

Optim Energy

PNMR has previously reported that it intended to capitalize on growth opportunities in its unregulated business through its participation and ownership in Optim Energy. PNMR’s 50 percent ownership of Optim Energy allows it to participate in the operation of Optim Energy’s assets and business and the formulation of Optim Energy’s business strategy. Optim Energy owns electric generating assets in one of the nation’s growing power markets, and its strategy had been focused on acquiring or developing additional assets in that market. Optim Energy has a bank financing arrangement that expires on May 31, 2012, which includes a revolving line of credit.

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

In addition to the continuing adverse market conditions evidenced by low power and natural gas prices, recently reported sales of electric generating resources within the ERCOT market have been transacted at prices (per KW of generating capacity) that are substantially below the amounts recorded for electric generating plants underlying PNMR’s investment in Optim Energy. As discussed in Note 11, PNMR performed an impairment analysis in accordance with GAAP of its investment in Optim Energy as of December 31, 2010. PNMR’s analysis of the discounted cash flows of Optim Energy, recent sales of comparable generating assets, and the preliminary discussions regarding strategic alternatives for Optim Energy discussed in Strategy below indicated that its entire investment in Optim Energy was impaired at December 31, 2010. Accordingly, PNMR reduced the carrying value of its investment in Optim Energy to zero at December 31, 2010. In accordance with GAAP, PNMR did not record losses associated with its investment in Optim Energy in 2011 as PNMR has no contractual requirement or agreement to provide Optim Energy with additional financial resources.

Strategy

As a result of the adverse market conditions experienced by Optim Energy described above, PNMR (in collaboration with Optim Energy and ECJV) has been assessing various strategic alternatives relating to PNMR’s ownership interest in Optim Energy. Discussions regarding various alternatives have been held with several potential parties and discussions with additional parties are possible. Although PNMR has no contractual requirement or agreement to provide Optim Energy with additional financial resources as of the date of this report, based on the exploration of these alternatives to date, it is possible that PNMR may decide to contribute equity and/or other operational assets to Optim Energy or a new venture in order to consummate a strategic transaction. Depending on the form and structure of a strategic transaction, if any, as well as market conditions at the time the strategic transaction is consummated, PNMR may recognize gains or additional impairments based on relative fair values. No assurances can be given that PNMR will consummate any strategic transaction with respect to its investment in Optim Energy.

Environmental Sustainability

The Company’s focus on the electric businesses also includes environmental sustainability efforts. These efforts include environmental upgrades, improving energy efficiency, expanding the renewable energy portfolio of generation resources, and proactively addressing climate change. In early 2009, PNM completed environmental upgrades to each of the four units at SJGS. PNM’s share of the costs of these upgrades, which reduced the levels of NOx, SO2, and mercury emissions, amounted to $161 million. As described in Note 10, PNM is subject to the RPS established by the REA and related regulations issued by the NMPRC, which require utilities to achieve certain levels of energy sales from renewable sources within its generation mix, including wind, solar, distributed generation, and other sources. PNM is actively engaged in activities to meet the NMPRC standard. PNM has also established various programs to promote energy efficiency, subject to the approval of the NMPRC. The Company monitors initiatives regarding legislation or regulation regarding climate change, including GHG, and participates in organizations and forums concerning climate change. The Company is supportive of a federal program that includes an economy-wide system of limitations on GHG that would include a cap and trade provision and a system of allowances and offsets designed to mitigate rate increases to utility customers. The Company is exploring various methods to mitigate its GHG in anticipation of climate change legislation or regulation, including increasing energy efficiency programs and increased reliance on renewable energy resources. See Climate Change Issues under Other Issues Facing the Company below for additional discussion of climate change matters. All of these efforts involve costs that the Company believes should be recoverable through rates charged to customers to the extent the costs are attributable to regulated operations. However, recovery of these costs is subject to the approval of regulators and will cause upward pressure on rates.

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

Although New Mexico and Texas were not impacted as greatly as some other areas of the United States, with unemployment rates that are somewhat lower than the rest of the nation, the territories served by the Company’s electric businesses have been impacted by the recession and general economic downturn. The Company believes that electric sales volume will increase modestly in the immediate future.

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

RESULTS OF OPERATIONS

Executive Summary

A summary of net earnings (loss) attributable to PNMR is as follows:

	Three Months Ended March 31,
	2011	2010	Change
	(In millions, except per share amounts)
Net earnings (loss)	$ 16.6	$ (8.4)	$ 25.1
Average common and common equivalent shares outstanding	92.1	91.5	0.6
Net earnings (loss) per diluted share	$ 0.18	$ (0.09)	$ 0.27

The components of the change in earnings (loss) attributable to PNMR (in millions) are:

PNM Electric	$ (0.7)
TNMP Electric	2.5
First Choice	20.9
Corporate and Other	(0.3)
Optim Energy	2.6

Net change	$ 25.1

Detailed information regarding the changes in earnings (loss) is included in the segment information below. The after-tax changes relate primarily to mark-to-market gains on unrealized economic hedges at First Choice, which increased earnings by $5.9 million in 2011 compared to a decrease in earnings of $17.9 million in 2010. In addition, revenues and margins at TNMP increased by $1.8 million due to the implementation of a $10.25 million base rate increase beginning February 1, 2011. PNMR fully impaired its investment in Optim Energy at December 31, 2010 and reduced the carrying value of that investment to zero. In accordance with GAAP, PNMR did not record losses associated with its investment in Optim Energy in 2011 as PNMR has no contractual requirement or agreement to provide Optim Energy with additional financial resources. In 2010, PNM recorded a $5.1 million gain for a settlement associated with the Republic Savings Bank litigation, which did not recur in 2011.

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

PNM Electric

The table below summarizes operating results for PNM Electric:

	Three Months Ended March 31,
	2011	2010	Change
	(In millions)
Total revenues	$ 234.2	$ 230.5	$ 3.7
Cost of energy	89.2	86.4	2.8

Gross margin	145.0	144.1	0.9
Operating expenses	103.1	108.8	(5.7)
Depreciation and amortization	23.7	22.9	0.9

Operating income	18.2	12.5	5.7
Other income (deductions)	9.3	16.1	(6.8)
Net interest charges	(18.1)	(18.1)	-

Earnings before income taxes	9.4	10.5	(1.1)
Income (taxes)	(2.4)	(2.9)	0.5
Valencia non-controlling interest	(3.2)	(3.1)	(0.1)
Preferred stock dividend requirements	(0.1)	(0.1)	-

Segment earnings	$ 3.6	$ 4.3	$ (0.7)

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	0000000	0000000	0000000
	2011/2010 Change
	Total Revenues	Cost of Energy	Gross Margin
	(In millions)
Retail rate increases	$ 3.1	$ -	$ 3.1
Retail load, fuel and transmission	6.5	6.3	0.2
Unregulated margins	(9.3)	0.4	(9.7)
Net unrealized economic hedges	3.3	(3.9)	7.2

Total increase (decrease)	$ 3.7	$ 2.8	$ 0.9

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Three Months Ended March 31,
	2011	2010	Change
	(In millions, except customers)
Residential	$ 88.2	$ 84.4	$ 3.8
Commercial	76.9	72.9	4.0
Industrial	20.7	20.3	0.4
Public authority	4.8	4.4	0.4
Other retail	2.1	2.1	-
Transmission	10.1	9.7	0.4
Firm requirements wholesale	9.6	8.2	1.4
Other sales for resale	20.5	30.6	(10.1)
Mark-to-market activity	1.3	(2.1)	3.4

	$ 234.2	$ 230.5	$ 3.7

Average retail customers (thousands)	503.6	501.0	2.6

The following table shows PNM Electric GWh sales by customer class:

	00000	00000	00000
	Three Months Ended March 31,
	2011	2010	Change
	(Gigawatt hours)
Residential	851.9	858.4	(6.5)
Commercial	891.9	881.2	10.7
Industrial	361.4	349.8	11.6
Public authority	57.4	54.2	3.2
Firm requirements wholesale	183.3	177.2	6.1
Other sales for resale	610.6	541.2	69.4

	2,956.5	2,862.0	94.5

Retail revenues and margins increased $3.9 million in the first quarter of 2011 due to the second phase of a $27.0 million base rate increase implemented April 1, 2010 and higher retail loads due to an increase in the number of retail customers. These increases were more than offset by the reduction in revenues and margins of $9.7 million associated with sales from PNM’s share of PVNGS Unit 3, which is excluded from retail regulation. At December 31, 2010, long-term tolling agreements for the output of PVNGS Unit 3, which contained favorable pricing terms, expired. Although PNM has entered into contracts to sell the output of PVNGS Unit 3 for 2011, the prices received under the 2011 agreements are significantly below those received in 2010 due to lower market prices, resulting in decreased revenues and margin.

Changes in unrealized mark-to-market gains and losses are based on economic hedges in place for fuel costs not covered under the FPPAC. Unrealized gains of $1.9 million for the first quarter of 2011 compared to unrealized losses of $5.3 million in the first quarter of 2010, increased gross margin by $7.2 million.

Lower operating expenses are driven by reduced maintenance costs incurred at generation facilities in 2011 compared to 2010. Energy production cost decreased in the first quarter of 2011 due to improved plant performance at SJGS in 2011 and the timing of a major outage at Four Corners in 2010. In addition, lower labor and incentive compensation costs in the first quarter of 2011 further reduced operating expenses. These reductions are partially offset by increases in expenses for recently renewed transmission rights-of-way agreements and higher property taxes due to increases in investment in transmission and distribution assets.

Depreciation and amortization costs increased as a result of increased plant assets, primarily associated with transmission and distribution investment.

Other income is lower in 2011 due to an $8.5 million settlement associated with the Republic Savings Bank litigation received in the first quarter of 2010, which did not recur in 2011. Other income increased by $4.1 million due to improved performance of the NDT assets, offset by $1.0 million in lower capitalization for the equity portion of AFUDC, and $0.8 million in lower interest income on the PVNGS Lessor Notes due to a lower outstanding balance.

Lower interest rates on debt refinanced in the second quarter of 2010 reduced interest charges. These savings are offset by reductions in the capitalization of the debt portion of AFUDC due to lower capitalization rates.

PNM is a participant in PVNGS and is entitled to 10.2% of the plant’s capacity and energy. On April 21, 2011, the NRC issued 20 year extensions to the operating licenses for each of the three units at PVNGS. PNM is currently analyzing the impacts of the license extensions.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	0000000	0000000	0000000
	Three Months Ended March 31,
	2011	2010	Change
	(In millions)
Total revenues	$ 53.8	$ 48.2	$ 5.7
Cost of energy	10.2	9.1	1.1

Gross margin	43.7	39.1	4.6
Operating expenses	19.7	18.8	0.9
Depreciation and amortization	10.3	10.1	0.2

Operating income	13.7	10.2	3.5
Other income (deductions)	0.3	0.3	-
Net interest charges	(7.3)	(7.9)	0.6

Earnings before income taxes	6.7	2.7	4.0
Income (taxes)	(2.6)	(1.1)	(1.5)

Segment earnings	$ 4.2	$ 1.6	$ 2.5

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	0000000	0000000	0000000
	2011/2010 Change
	Total Revenues	Cost of Energy	Gross Margin
	(In millions)
Rate increases	$ 2.8	$ -	$ 2.8
Customer usage/load	0.4	-	0.4
Transmission cost recovery	2.0	1.1	0.9
Other	0.5	-	0.5

Total increase (decrease)	$ 5.7	$ 1.1	$ 4.6

The following table shows TNMP Electric operating revenues by customer class, including intersegment revenues, and average number of customers:

	0000000	0000000	0000000
	Three Months Ended March 31,
	2011	2010	Change
	(In millions, except customers)
Residential	$ 19.5	$ 18.9	$ 0.6
Commercial	19.4	17.5	1.9
Industrial	3.2	3.0	0.2
Other	11.7	8.8	2.9

	$ 53.8	$ 48.2	$ 5.6

Average customers (thousands) (1)	230.6	228.5	2.1

(1)

Under TECA, customers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. The average customers reported above include 69,106 and 79,193 customers of TNMP Electric for the three months ended March 31, 2011 and 2010, who have chosen First Choice as their REP. These customers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by customer class:

	Three Months Ended March 31,
	2011	2010	Change
	(Gigawatt hours (1))
Residential	582.4	611.5	(29.1)
Commercial	506.6	476.4	30.2
Industrial	620.4	516.8	103.6
Other	25.5	24.8	0.7

	1,734.9	1,629.5	105.4

(1)

The GWh sales reported above include 209.6 and 249.5 GWhs for the three months ended March 31, 2011 and 2010 used by customers of TNMP Electric, who have chosen First Choice as their REP. These GWhs are also included below in the First Choice segment.

Revenues and margins increased by $2.8 million associated with the implementation of a $10.25 million base rate increase beginning February 1, 2011 and a transmission rate increase in May 2010. In 2011, changes to Texas retail electric rules allow distribution providers to defer into a regulatory asset or liability the difference between wholesale transmission costs charged to the distribution provider and the revenues it charges its customers for these costs. Previously, distribution providers had no mechanism to capture these differences between its transmission cost recovery filings. Gross margins increased by $0.9 million in the first quarter of 2011 due to this mechanism. Retail revenues and margins increased by $0.4 million due to higher retail loads driven by cooler temperatures in the first quarter of 2011 and an increase in the number of retail customers.

Operating expenses increased in the first quarter of 2011 as a result of increased vegetation management costs and rate case expenses associated with the 2010 TNMP rate case that were determined to not be collectible from customers.

TNMP amended its revolving credit facility in December 2010, which extended its expiration to December 2015. The amendment resulted in more favorable interest rates, which reduced interest charges in the first quarter of 2011.

First Choice

The table below summarizes the operating results for First Choice:

	00000000	00000000	00000000
	Three Months Ended March 31,
	2011	2010	Change
	(In millions)
Total revenues	$ 108.5	$ 114.4	$ (5.9)
Cost of energy	68.0	105.0	(37.0)

Gross margin	40.5	9.4	31.1
Operating expenses	19.0	20.4	(1.5)
Depreciation and amortization	0.3	0.3	-

Operating income (loss)	21.2	(11.3)	32.5
Other income (deductions)	(0.1)	-	(0.1)
Net interest charges	(0.1)	(0.3)	0.2

Earnings (loss) before income taxes	21.0	(11.6)	32.6
Income (taxes) benefit	(7.5)	4.2	(11.7)

Segment earnings (loss)	$ 13.5	$ (7.5)	$ 20.9

The following table summarizes the significant changes to total revenues, cost of energy, and gross margin:

	0000000	0000000	0000000
	2011/2010 Change
	Total Revenues	Cost of Energy	Gross Margin
	(In millions)
Weather	$ (1.8)	$ (1.2)	$ (0.6)
Customer growth/usage	5.5	3.6	1.9
Retail margins	(9.6)	(2.5)	(7.1)
Unrealized economic hedges	-	(36.9)	36.9

Total increase (decrease)	$ (5.9)	$ (37.0)	$ 31.1

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	0000000	0000000	0000000
	Three Months Ended March 31,
	2011	2010	Change
	(In millions, except customers)
Residential	$ 63.6	$ 74.7	$ (11.1)
Commercial	41.1	35.7	5.4
Other	3.8	4.0	(0.2)

	$ 108.5	$ 114.4	$ (5.9)

Actual customers (thousands) (1,2)	212.8	221.4	(8.6)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)

Due to the competitive nature of First Choice’s business, actual customer counts at the end of the period are presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

The following table shows First Choice GWh electric sales by customer class:

	000000	000000	000000
	Three Months Ended March 31,
	2011	2010	Change
	(Gigawatt hours) (1)
Residential	488.7	550.1	(61.4)
Commercial	369.1	279.8	89.3

	857.8	829.9	27.9

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

During 2011, a decrease in average revenue rates, unfavorable weather, and a reduction in the number of customers resulted in decreased operating revenue when compared to first quarter 2010. The decrease in 2011 was partially offset by lower purchase power costs and an increase in MWh sales but overall resulted in decreased gross margin, excluding the effects of mark-to-market on unrealized economic hedges.

First Choice manages its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margins. Accordingly, First Choice has forward contracts for the purchase of energy to cover the future load requirements for most of its fixed price sales contracts. Gains or losses on unrealized economic hedges represent changes in unrealized fair value estimates related to these forward supply contracts. Changes in the fair value of supply contracts that are not designated or are not eligible for hedge or normal purchase or sales accounting are marked to market through current period earnings as required by GAAP. During the first quarter of 2011, market energy prices increased, which resulted in gains on certain of First Choice’s forward supply contracts. These gains were in contrast to the losses experienced in first quarter of 2010 when market energy prices significantly decreased. First Choice is not required to mark the related fixed price sales contracts to market, which would likely show offsetting gains and losses as market energy prices fluctuate. First quarter gains on unrealized economic hedges increased segment earnings by $9.1 million in 2011 compared with losses of $27.8 million in 2010. These mark-to-market gains are not necessarily indicative of the amounts that will be realized upon settlement or the retail margin First Choice will realize.

The allowance for uncollectible accounts and related bad debt expense is based on collections and write-off experience. In 2009, the customer default rates experienced were above historic levels due to overall economic conditions, higher average final bills, and an increase in customer churn. Recently, lower customer departures, lower default rates, and lower average final bills attributable to lower sales prices have reduced bad debt. As a result, bad debt expense decreased in the first quarter of 2011, which increased segment earnings by $1.3 million. This reduction can be partially attributed to several initiatives undertaken by management to reduce bad debt expense. These initiatives include efforts to reduce the default rate experienced for customers switching to another REP and increased focus on identifying new customer prospects that are more likely to demonstrate desired payment behavior. First Choice is focusing its marketing efforts on commercial customers and customers with established payment patterns. Beginning in 2009, First Choice also increased the credit score required to become a customer and expanded the circumstances where customers are required to provide advance deposits to obtain service, or both. These practices are refined periodically based on desirable customer payment attributes.

During 2011, an increase in marketing and operational costs was offset by a decrease in incentive compensation expense. The increase in operational costs was primarily related to developing a pre-pay option for customers and establishing local office locations. Interest expense decreased in 2011 compared to 2010 primarily due to lower short-term debt.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	0000000	0000000	0000000
	Three Months Ended March 31,
	2011	2010	Change
	(In millions)
Total revenues	$ (8.9)	$ (9.6)	$ 0.8
Cost of energy	(8.8)	(9.6)	0.8

Gross margin	(0.1)	(0.1)	-
Operating expenses	(3.4)	(3.3)	(0.1)
Depreciation and amortization	4.2	4.1	0.1

Operating income (loss)	(0.9)	(0.8)	(0.1)
Equity in net earnings (loss) of Optim Energy	-	(4.4)	4.4
Other income (deductions)	(1.6)	(1.4)	(0.3)
Net interest charges	(5.1)	(5.2)	0.1

Earnings (loss) before income taxes	(7.6)	(11.7)	4.1
Income (taxes) benefit	3.0	4.8	(1.8)

Segment earnings (loss)	$ (4.7)	$ (7.0)	$ 2.3

The Corporate and Other Segment includes consolidation eliminations of revenues and cost of energy between business segments, primarily related to TNMP’s sale of transmission to First Choice. Corporate and Other also includes equity in Optim Energy’s results of operations, which are further explained below.

Optim Energy

As discussed above and in Note 11, PNMR’s investment in Optim Energy was reduced to zero at December 31, 2010 due to the determination that the investment was fully impaired. In accordance with GAAP, PNMR did not record losses associated with its investment in Optim Energy in 2011 as PNMR has no contractual requirement or agreement to provide Optim Energy with additional financial resources.

The table below summarizes the operating results for Optim Energy:

	00000000	00000000	00000000
	Three Months Ended March 31,
	2011	2010	Change
	(In millions)
Total operating revenues	$ 73.9	$ 105.6	$ (31.7)
Cost of energy	58.0	77.3	(19.3)

Gross margin	16.0	28.3	(12.3)
Operating expenses	18.6	19.5	(0.9)
Depreciation and amortization	11.6	12.1	(0.5)

Operating income (loss)	(14.2)	(3.3)	(10.9)
Other income (deductions)	0.1	0.1	-
Net interest charges	(4.0)	(4.7)	0.7

Earnings (loss) before income taxes	(18.1)	(7.9)	(10.2)
Income (tax) benefit on margin	-	-	-

Net earnings (loss)	$ (18.2)	$ (8.0)	$ (10.2)

50 percent of net earnings (loss)	$(9.1)	$(4.0)	$ (5.1)
Amortization of basis difference in Optim Energy	-	(0.4)	0.4
Post-impairment loss not recorded under GAAP	9.1	-	9.1

PNMR equity in net earnings (loss) of Optim Energy	$ -	$ (4.4)	$ 4.4

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

Optim Energy’s management evaluates the results of operations on an on-going earnings before interest, income taxes, depreciation, amortization, mark-to-market, and certain other items (“On-going EBITDA”) basis. Twin Oaks, Cogen, and Cedar Bayou 4 generating stations comprise Optim Energy’s core business. Revenue related to power sales and purchases is included net in operating revenues. Costs related to fuel purchases and sales are recorded net in cost of energy.

Optim Energy has a hedging program that varies at any given time depending on current market conditions and other factors. Optim Energy has designated a long-term power and steam contract as a normal sale under GAAP. At March 31, 2011, all other transactions are designated as economic hedges that are required to be marked to market. On-going EBITDA excludes the forward mark-to-market losses of $3.2 million for 2011 and gains of $4.3 million for 2010.

Low power prices resulted in a decline in Optim Energy’s average realized power price in 2011. Optim Energy offset the decline through optimization of generation and increased ancillary revenues of $1.2 million in 2011 compared to 2010. Sales of excess emission allowances were $3.9 million greater in 2011 than 2010. Property tax reductions in mid-2010 decreased operating expenses $1.1 million from 2010 to 2011.

On-going EBITDA excludes purchase accounting amortizations related to the acquisitions of Twin Oaks and Cogen. Amortization related to out of market contracts decreased total operating revenues $3.7 million in 2011 and $4.0 million in 2010. Amortization for out of market contracts will continue through 2021. In addition, 2011 and 2010 cost of energy includes $2.5 million and $1.3 million of amortization related to emission allowances. The amortizations for emission allowances are recorded as the allowances are used in plant operations, sold, or expire.

On-going EBITDA excludes interest expense and depreciation. Declining interest rates, debt paydowns, and reductions in letters of credit reduced interest costs from $4.7 million in 2010 to $4.0 million in 2011. Depreciation expense decreased in the 2011 due to the retirement of assets.

PNMR had a basis difference between its recorded investment in Optim Energy and 50 percent of Optim Energy’s equity resulting from Optim Energy’s acquisition of the Twin Oaks plant from PNMR in 2007. The portion of the basis difference related to contract amortization ended in 2010 and other basis differences, including a difference related to emission allowances that would have continued through the life of the Twin Oaks plant, were taken into account in the impairment discussed above. The basis difference adjustment detailed above relates primarily to contract amortization with insignificant offsets related to the other minor basis difference components.

On March 11, 2011, the Cedar Bayou 4 facility was forced into an unplanned outage due to mechanical failure. Optim Energy owns 50% of Cedar Bayou 4. The outage is not expected to have a material impact on Optim Energy’s financial results or position due to anticipated insurance recoveries.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2011 compared to 2010 are summarized as follows:

	Three Months Ended March 31,
	2011	2010	Change
	(In millions)
Net cash flows from:
Operating activities	$ 58.7	$ (13.3)	$ 72.0
Investing activities	(48.9)	(54.1)	5.2
Financing activities	(12.3)	81.7	(94.0)

Net change in cash and cash equivalents	$ (2.5)	$ 14.3	$ (16.8)

The changes in PNMR’s cash flows from operating activities relate primarily to the January 2010 payment of the $31.9 million settlement of the California energy crisis legal proceeding and $13.5 million related to the timing of collections under the FPPAC at PNM. In addition, decreases in posted collateral requirements of $5.7 million at PNM and $23.0 million at First Choice contributed to the change.

The changes in PNMR’s cash flows from investing activities relate primarily to payments for rights-of-way renewals of $16.0 million in 2010, partially offset by an $11.6 million increase in construction expenditures in 2011. Construction expenditures were funded primarily through short-term borrowings in 2010 and through excess cash flows from operating activities and short-term borrowings in 2011.

The changes in cash flows from financing activities primarily relate to a $88.0 million reduction in net short-term borrowings in 2011 compared to 2010. In addition, payments received on PVNGS firm-sales contract arrangements declined from $7.6 million in 2010 to $2.6 million in 2011 as those contracts expired on December 31, 2010.

Financing Activities

See Note 7 for information concerning the Company’s financing activities during the three months ended March 31, 2011. Additional information on the Company’s financing activities is contained in Note 6 of Notes to Consolidated Financial Statements in the 2010 Annual Reports on Form 10-K.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for both common and preferred stock. The Series A convertible preferred stock is entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock. The main focus of PNMR’s current construction program is upgrading generation resources, including renewable energy resources to be owned by PNM, upgrading and expanding the electric transmission and distribution systems, and purchasing nuclear fuel. Projections, including amounts expended through March 31, 2011, for total capital requirements for 2011 are $415.8 million, including construction expenditures of $369.6 million. Total capital requirements for the years 2011-2015 are projected to be $1,617.4 million, including construction expenditures of $1,386.2 million. These amounts do not include forecasted construction expenditures of Optim Energy. These estimates are under continuing review and subject to on-going adjustment, as well as to Board review and approval.

During the three months ended March 31, 2011, PNMR utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to meet its capital requirements, including construction expenditures.

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

As discussed in Note 11, Optim Energy’s credit facility expires in May 2012. During 2010, PNMR made capital contributions of $20.3 million to Optim Energy, which Optim Energy used to reduce debt under its credit facility. PNMR does not have any contractual requirement to provide Optim Energy with additional financial resources. If Optim Energy were to undertake additional projects, which require funds that would exceed the capacity of its current credit facility and Optim Energy is unable to obtain additional financing capabilities, PNMR and ECJV may be asked to provide additional funding, but such funding would be at the option of PNMR and ECJV and no assurance can be given that such funding will be available to Optim Energy. PNMR is unable to predict if additional funding will be requested or, if requested, the amount or timing of additional funds, if any, that would be provided to Optim Energy.

Liquidity

PNMR’s liquidity arrangements include the PNMR Facility and the PNM Facility both of which primarily expire in August 2012 and the TNMP Revolving Credit Facility, which expires in December 2015. These facilities provide short-term borrowing capacity and also allow letters of credit to be issued, which reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company’s business is seasonal with more revenues and cash flows from operations being generated in the summer months when air conditioning loads are greater. In general, the Company relies on these credit facilities as the initial source to finance construction expenditures resulting in increased borrowings under the facilities over time. Depending on market and other conditions, the Company will periodically enter into arrangements for the sale of long-term debt and utilize the proceeds to reduce the borrowings under the credit facilities. Borrowings under the PNMR Facility ranged from zero to $32.0 million during the three months ended March 31, 2011. Borrowings under the PNM Facility ranged from $190.0 million to $231.0 million during the three months ended March 31, 2011. There have been no borrowings under the TNMP Revolving Credit Facility during 2011. At March 31, 2011, average interest rates were 1.51% for the PNMR Facility and 0.90% for the PNM Facility.

The Company’s credit facilities contain various financial and other covenants. The covenants, among other things, require minimum debt-to-capital ratios, limit asset sales, and restrict granting of liens. Noncompliance with certain terms of the credit facilities could require the repayment of outstanding amounts and commitments could be withdrawn. An acceleration of the repayment under one agreement could trigger the acceleration of repayment under the others. The Company was in compliance with all of the financial and other covenants at March 31, 2011.

The PNMR Facility and the PNM Facility will need to be renegotiated or replaced prior to their expirations in order to provide sufficient liquidity to finance operations and construction expenditures. The availability of such credit facilities, including the amounts for borrowing thereunder and the terms and conditions, will depend on the credit markets at that time, as well as the Company’s credit ratings and operating results. PNMR also has a line of credit with a local financial institution that expires in August 2011. As of April 28, 2011, the Company had short-term debt outstanding of $259.1 million.

The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company’s capital requirements for the next twelve months. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements. However, if market difficulties experienced during the recession resurge or worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. In such event, the Company would seek to improve cash flows by reducing capital expenditures and PNM would consider seeking authorization for the issuance of first mortgage bonds in order to improve access to the capital markets, as well as any other alternatives that may remedy the situation at that time.

In addition to its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements and debt maturities during the 2011-2015 period.

The Company’s ability, if required, to access the credit and capital markets at a reasonable cost and to provide for other capital needs is largely dependent upon its ability to earn a fair return on equity, its results of operations, its credit ratings, its ability to obtain required regulatory approvals, and conditions in the financial markets. The credit ratings for PNMR, PNM, and TNMP are set forth under the heading Liquidity in the MD&A contained in the 2010 Annual Reports on Form 10-K.

A summary of liquidity arrangements as of April 28, 2011 is as follows:

	000000000	000000000	000000000	000000000
	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
	(In millions)
Financing Capacity:
Revolving credit facility	$ 542.0	$ 386.0	$ 75.0	$ 1,003.0
Local lines of credit	5.0	-	-	5.0

Total financing capacity	$ 547.0	$ 386.0	$ 75.0	$ 1,008.0

Amounts outstanding as of April 28, 2011:
Revolving credit facility	$ 16.0	$ 242.0	$ -	$ 258.0
Local lines of credit	1.1	-	-	1.1

Total short-term debt outstanding	17.1	242.0	-	259.1

Letters of credit	48.0	49.2	0.3	97.5

Total short–term debt and letters of credit	$ 65.1	$ 291.2	$ 0.3	$ 356.6

Remaining availability as of April 28, 2011	$ 481.9	$ 94.8	$ 74.7	$ 651.4

Invested cash as of April 28, 2011	$ -	$ -	$ -	$ -

The above table excludes intercompany debt. The remaining availability under the revolving credit facilities varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures. The financing capacities of the PNMR Facility and the PNM Facility will reduce by $25.0 million and $18.0 million in August 2011 according to their terms. The Company does not believe the scheduled reduction in the facilities will have a significant impact on PNMR’s and PNM’s liquidity.

For offerings of equity and debt securities registered with the SEC, PNMR has an effective shelf registration statement expiring in March 2014. This shelf registration statement has unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations. PNMR can also offer new shares of PNMR common stock through the PNM Resources Direct Plan under a separate SEC shelf registration statement that expires in August 2012. In 2008, PNM filed a shelf registration statement for the issuance of up to $600.0 million of senior unsecured notes that was scheduled to expire on April 29, 2011. On April 15, 2011, PNM filed a new shelf registration statement for the issuance of up to $600.0 million of senior unsecured notes. Until the latest registration statement is declared effective by the SEC, the SEC rules would allow PNM to continue to issue the remaining unissued securities registered from the prior shelf registration statement, which as of April 28, 2011 was $600.0 million.

As discussed in Note 6 of the Notes to Consolidated Financial Statements in the 2010 Annual Reports on Form 10-K, disruption in the credit markets has had a significant adverse impact on a number of financial institutions and several of the financial institutions that the Company deals with have been impacted. However, at this point in time, the Company’s liquidity has not been materially impacted and management does not expect that it will be materially impacted in the near-future.

Off-Balance Sheet Arrangements

PNMR’s off-balance sheet arrangements include PNM’s operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and Delta, a 132 MW gas-fired generating plant. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. See MD&A – Off-Balance Sheet Arrangements and Note 7 of Notes to Consolidated Financial Statements in the 2010 Annual Reports on Form 10-K.

Commitments and Contractual Obligations

PNMR, PNM, and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities. See MD&A – Commitments and Contractual Obligations in the 2010 Annual Reports on Form 10-K. APS, on behalf of the Four Corners participants, negotiated amendments to the Four Corners facility lease with the Navajo Nation, which would extend the lease to 2041. The amendments have been approved by the Navajo Nation Council and signed by the Nation’s President. The effectiveness of the amendments also requires the approval of the DOI, which the Four Corners participants will pursue. PNM’s share of the annual lease payments is $0.9 million beginning in 2016.

Contingent Provisions of Certain Obligations

As discussed in the 2010 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. The contingent provisions include contractual increases in the interest rate charged on certain of the Company’s short-term debt obligations in the event of a downgrade in credit ratings and the requirement to provide security under certain contractual agreements. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions.

Capital Structure

The capitalization tables below include the current maturities of long-term debt, but do not include operating lease obligations as debt.

	00000000000000	00000000000000
	March 31, 2011	December 31, 2010
PNMR
PNMR common equity	47.9%	47.8%
Convertible preferred stock	3.1%	3.1%
Preferred stock of subsidiary	0.4%	0.4%
Long-term debt	48.6%	48.7%

Total capitalization	100.0%	100.0%

PNM
PNM common equity	51.3%	51.3%
Preferred stock	0.5%	0.5%
Long-term debt	48.2%	48.2%

Total capitalization	100.0%	100.0%

TNMP
Common equity	59.4%	59.4%
Long-term debt	40.6%	40.6%

Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

Background

In 2010, PNMR’s interests in generating plants, through PNM and Optim Energy, emitted approximately 8.9 million metric tons of CO2, which comprises the vast majority of its GHG. By comparison, the total GHG in the United States in 2009, the latest year for which the EPA has compiled this data, were approximately 6.6 billion metric tons, of which approximately 5.5 billion metric tons were CO2. According to EPA data, electricity generation accounted for approximately 2.2 billion metric tons, or 40%, of the CO2 emissions.

PNM has several programs underway to reduce GHG from its generation fleet, thereby reducing its exposure to climate change regulation. See Note 10. PNM is building 22 MW of utility-scale solar generation located at various sites on PNM’s system throughout New Mexico, the first 2 MW of which is in service and the rest will be complete by the end of 2011. On September 15, 2010, PNM filed requests for approval of an updated energy efficiency and load management plan with the NMPRC. A decision is expected in the spring of 2011. The new plan, if approved will improve the suite of energy efficiency programs PNM offers its customers. Over the next 19 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 12,600 GWh of electricity, which will avoid at least 6.1 million metric tons of CO2 based upon projected emissions from PNM’s system-wide portfolio with and without these programs. These estimates are subject to change given that it is difficult to accurately estimate avoidance because of the many underlying variables with high uncertainty and complex interrelationships, including changes in demand for electricity.

Management periodically updates the Board on the matters discussed in this section and the Board regularly considers the issues around climate change, the Company’s GHG, and potential financial consequences that might result from potential federal and/or state regulation of GHG. PNM’s Board of Directors monitors Company practices and procedures to assess the sustainability impacts of our operations and products on the environment. This includes reviewing environmental management systems, monitoring the implementation of corporate environmental policy, monitoring the promotion of energy efficiency, and monitoring the use of renewable energy resources.

EPA Regulation

In April 2007, the U.S. Supreme Court held that the EPA has the authority to regulate GHG under the Clean Air Act. This decision has heightened the importance of this issue for the energy industry. Although there continues to be debate over the details and best design for state and federal programs, the Company anticipates that EPA will continue to regulate GHG.

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

On May 13, 2010, the EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule. The purpose of the rule is to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. As expected, the rule focuses on the largest sources of GHG, including fossil-fueled electric generating units. The final rule establishes three major phases for regulating GHG. Phase 1 became effective January 2, 2011 and addresses only those new or modified sources that emit 75,000 tons per year or more of GHGs and are currently subject to the PSD and Title V operating permit programs due to the amount of other regulated emissions. All of PNM’s existing generating plants are subject to the PSD and Title V programs because of the magnitude of non-GHG. Any modification at these facilities resulting in an increase of greater than or equal to 75,000 tons per year of GHG – a margin of 0.6 percent of SJGS’s 2010 emissions – would trigger PSD permitting requirements, including a best available control technology (“BACT”) analysis for GHG. Phase 2 starts July 1, 2011 and addresses any large source of GHG that was not previously subject to the PSD and Title V regulatory programs. Phase 3, effective in July 2013, will phase in smaller GHG sources.

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

EPA regulation of GHG from large stationary sources will impact PNM’s operations due to the Company’s reliance on fossil-fueled electric generation. The impact to PNM is unknown because the regulatory requirements, including BACT implications and NSPS requirements, are not yet defined. Impacts could involve investments in efficiency improvements and/or control technologies at the fossil-fueled generating plants. It is also possible that the costs of such improvements or technologies could impact the economic viability of some plants.

Federal Legislation

Prospects for enactment of legislation imposing a new or enhanced regulatory program to address climate change in the 112th Congress are extremely unlikely, although Congress could address these issues at a future time. Instead, EPA is likely the primary venue for GHG regulation over the next two years.

The Company has assessed, and continues to assess, the impacts of potential climate change legislation or regulation on its business. This assessment is preliminary, and future changes arising out of the legislative or regulatory process could impact the assessment significantly. The Company’s assessment includes assumptions regarding the specific GHG limits, the timing of implementation of these limits, the level of emissions allowances allocated and the level that must be purchased, the development of technologies for renewable energy and to reduce emissions, the cost of emissions allowances, the degree to which offsets may be used for compliance, and provisions for cost containment. Moreover, the assessment assumes various market reactions such as with respect to the price of coal and gas and regional plant economics. These assumptions, at best, are preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation would likely, among other things, result in significant compliance costs, including significant capital expenditures by the Company, and could jeopardize the economic viability of certain generating facilities. For example, see the discussion in Note 9 under the caption The Clean Air Act – Regional Haze. In turn, these consequences would lead to increased costs to customers and could affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced demand for electricity. The Company’s assessment process is ongoing but too preliminary and speculative at this time for the meaningful prediction of financial impact.

State and Regional Activity

Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis. The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility’s customers. The NMPRC issued an order in June 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year. Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs. Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances. However, PNM is required to use these prices for purposes of its IRP, and the prices may not reflect the costs that it ultimately will incur. PNM’s IRP filed with the NMPRC in September 2008 showed that incorporation of the NMPRC required carbon emissions costs did not significantly change the dispatch of existing facilities or the resource decisions regarding future facilities over the next 20 years. Much higher GHG costs than assumed in the NMPRC analysis are necessary to impact the dispatch of existing resources or future resource decisions. The primary consequence of the standardized cost of carbon emissions was an increase to generation portfolio costs. The public involvement phase of PNM’s next IRP for the period 2011 to 2030 began in July 2010, and PNM is scheduled to file the plan by July 16, 2011.

Seven western states, including New Mexico, and three Canadian provinces have entered into an accord, called the Western Regional Climate Action Initiative (the “WCI”), to reduce GHG from automobiles and certain industries, including utilities. The WCI released design recommendations for elements of a regional cap-and-trade program in September 2008 and has created several subcommittees to develop detailed implementation recommendations. Under the WCI recommendations, GHG from the electricity sector and fossil fuel consumption of the industrial and commercial sectors would be capped at then current levels and subject to regulation starting in 2012. Over time, producers would be required to reduce their GHG. Implementation of the design elements for GHG reductions would fall to each state and province.

On June 4, 2010, the NMED filed a petition with the EIB for the adoption of rules required to implement a WCI cap-and-trade program. A hearing was held in September 2010. On November 2, 2010, the EIB approved the NMED’s proposal to institute a regional cap-and-trade rule that would affect sources regulated by NMED that emit more than 25,000 metric tons of CO2 per year. The cap would start with an emissions baseline established in 2011. NMED would grant allowances for free to regulated sources based on their baseline and a 2% annual reduction. In order to take effect, New Mexico and California must recognize each other as trading partners under the WCI regional trading program, which has not occurred. Also, several market elements including allowance tracking and a trading market must be established by WCI. PNM filed testimony in the rulemaking hearing estimating the cost of electricity to PNM’s customers would increase from a nominal amount in 2012 to $85 million in 2020 due solely to the NMED’s proposed rule. PNM has appealed the EIB’s decision and the appeal is pending. If NMED implements the cap-and-trade program, PNM will seek to recover in rates any increased costs due to the rule.

In December 2008, New Energy Economy (“NEE”), a non-profit environmental advocacy organization, petitioned the EIB to amend existing regulations and adopt new regulations that would reduce GHG from sources regulated by the State of New Mexico. Following extensive litigation regarding the EIB’s authority to regulate GHG, which did not resolve the issue, the rulemaking hearing on the NEE petition concluded on October 5, 2010. On December 8, 2010, the EIB adopted a modified version of the petition. The modifications pushed the effective date to January 1, 2013 or six months after NMED’s proposed cap-and-trade rule is no longer in force, whichever is later. PNM filed testimony in the rulemaking hearing estimating the cost of electricity to PNM’s customers would increase by approximately $8 million per year if the NEE’s proposed rule is adopted. PNM has appealed the EIB’s decision and the appeal is pending. If the rule takes effect, PNM will seek to recover in rates any increased costs due to the rule.

Implementation of the NMED cap-and-trade rule is currently in doubt. The Governor of New Mexico established a small-business task force to review recent regulations shortly after her inauguration. The task force issued its recommendations on April 1, 2011. The recommendations include changing New Mexico’s status in the WCI from participant to observer and revising the cap-and-trade rule approved in November 2010. PNM and other affected companies have filed appeals of the two rules with the New Mexico Court of Appeals. In addition, although the New Mexico 2010 legislative session did not repeal these rules, it is possible a future legislative session might do so.

Impact of International Accords, Indirect Consequences, and Physical Impacts

Approximately 82.8% of PNM’s owned and leased generating capacity consists of coal or gas-fired generation that produces GHG, all of which is located within the United States. The Company does not anticipate any direct impact from any near term international accords. All of Optim Energy’s owned generation produces GHG and is located within the United States. Based on current forecasts, the Company does not expect its output of GHG to increase significantly in the near-term. Many factors affect the amount of GHG, including plant performance. For example, if PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. Because of the Company’s dependence on fossil-fueled generation, any legislation that imposes a limit or cost on GHG will impact the cost at which electricity is produced. While PNM expects to be entitled to recover that cost through rates, the timing and outcome of proceedings for cost recovery is uncertain. In addition, to the extent that any additional costs are recovered through rates, customers may reduce their demand, relocate facilities to other areas with lower energy costs, or take other actions that ultimately will adversely impact the Company.

Given the geographic location of its facilities and customers, PNM generally has not been exposed to the extreme weather events and other physical impacts commonly attributed to climate change, with the possible exception of periodic drought conditions. Climate changes are generally not expected to have material consequences in the near-term. Drought conditions in northwestern New Mexico could impact the availability of water for cooling coal-fired generating plants. Water shortage sharing agreements have been in place since 2004, although no shortage has been declared due to sufficient precipitation in the San Juan basin. PNM also has a supplemental water contract in place with the Jicarilla Tribe to help address any water shortages from primary sources. The contract expires December 31, 2016. TNMP, First Choice, and Optim Energy have operations in the Gulf coast area of Texas, which experiences periodic hurricanes. In addition to potentially causing physical damage to Company or Optim Energy owned facilities, which disrupt the ability to transmit, distribute, and/or generate energy, hurricanes can temporarily reduce customers’ usage and demand for energy.

Impact of Earthquake and Tsunami in Japan on Nuclear Energy Industry

On March 11, 2011, a 9.0 magnitude earthquake occurred off the north-eastern coast of Japan. The earthquake produced a tsunami that caused significant damage to the Fukushima Daiichi Nuclear Power Station in Japan. Preliminary data available from the Fukushima Daiichi plant operator and Japanese government have each indicated that the earthquake and tsunami were beyond the plant’s required licensing and design parameters. Validation of that data will continue as more information becomes available.

The Nuclear Energy Institute (“NEI”) and the Institute of Nuclear Power Operations (“INPO”) are working closely to analyze the situation in Japan and develop action plans for U.S. nuclear power plants. APS, as operator of PVNGS, is actively engaged with NEI and INPO in these efforts. Additionally, the NRC is performing its own independent review of the events at Fukushima Daiichi. On March 23, 2011, the NRC Commissioners voted to launch a two-pronged review of U.S. nuclear power plant safety. The NRC announced that it supports the establishment of an agency task force that will conduct both short and long term analyses of the lessons that can be learned from the situation in Japan. The NRC expects the task force to begin its long-term evaluations within 90 days and anticipates that a report with any recommended actions will be available within six months after the evaluations begin.

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

Other Matters

See Notes 9 and 10 herein and Notes 16, 17, and 18 in the 2010 Annual Reports on Form 10-K for a discussion of commitments and contingencies, rate and regulatory matters, and environmental issues facing the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires Company management to select and apply accounting policies that best provide the framework to report the results of operations and financial position for PNMR, PNM, and TNMP. The selection and application of those policies requires management to make difficult, subjective, and/or complex judgments concerning reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements. As a result, there exists the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

As of March 31, 2011, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2010 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

MD&A FOR PNM

RESULTS OF OPERATIONS

PNM operates in only one reportable segment, PNM Electric, as presented above in Results of Operations for PNMR.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR’s, PNM’s, and TNMP’s business, financial condition, cash flow, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•

Conditions affecting the Company’s ability to access the financial markets and the Company’s or Optim Energy’s ability to negotiate new credit facilities for those expiring in 2012, including disruptions in the credit markets and actions by ratings agencies affecting the Company’s credit ratings,

•	The potential unavailability of cash from PNMR’s subsidiaries or Optim Energy due to regulatory, statutory, or contractual restrictions,
•

The impacts of decreases in the values of marketable equity securities on the trust funds maintained to provide nuclear decommissioning funding and pension and other postretirement benefits, including the levels of funding and expense,

•	The recession and its impacts on the electricity usage of the Company’s customers,
•

State and federal regulatory, legislative, and judicial decisions and actions, including the outcomes of PNM’s pending electric rate case and transmission rate case, and appeals of prior regulatory proceedings,

•

The ability of PNM to successfully defend its utilization of a future test year in its current electric rate filing with the NMPRC, including PNM’s ability to withstand challenges by regulators and intervenors, in the event the pending stipulation in that case is not approved,

•	The ability of PNM to successfully forecast and manage its operating and capital expenditures, particularly in the context of a future test year rate case,
•	The ability of PNM and TNMP to recover their costs and earn their allowed returns in their regulated jurisdictions,
•	The ability of PNM to meet the renewable energy requirements established by the NMPRC, including the resource diversity requirement, within the specified cost parameters,
•	The risk that replacement power costs incurred by PNM related to not meeting the specified capacity factor for its generating units under its Emergency FPPAC will not be approved by the NMPRC,
•	The risk that PNM may not be able to recover the increased costs of rights-of-way renewals on Native American lands through rates charged to customers,
•

The ongoing risks relating to PNMR’s ownership interest in Optim Energy, including uncertainties surrounding PNMR’s assessment of strategic alternatives for its investment in Optim Energy, the risk that a strategic transaction involving Optim Energy may not be consummated, uncertainty regarding potential additional contributions to Optim Energy, and the possibility that PNMR might recognize additional gains or impairments depending on market conditions, the form and structure of a strategic transaction, and relative fair values,

•

The risk that Optim Energy requires additional financial sources to expand its generation capacity, or otherwise, but is unable to identify and implement profitable acquisitions or that PNMR and ECJV will not agree to make additional capital contributions to Optim Energy,

•

State and federal regulation or legislation relating to climate change, reduction of GHG, CCBs, NOx, and other power plant emissions, including the risk that the Company and Optim Energy may have to commit to substantial capital investments and additional operating costs to comply with new environmental requirements, including possible future requirements to address regional haze regulations and related BART requirements and concerns about global climate change, and the resultant impacts on the operations and economic viability of generating plants in which PNM and Optim Energy have interests,

•

The performance of generating units, including PVNGS, SJGS, Four Corners, and Optim Energy generating units, transmission systems, and distribution systems, which could be negatively affected by major equipment failures, major weather disruptions, disruptions in fuel supply, and other significant operational issues,

•	The risks associated with completion of generation, transmission, distribution, and other projects, including construction delays and unanticipated cost overruns,
•

Uncertainty regarding the requirements and related costs of decommissioning power plants owned or partially owned by PNM and Optim Energy and coal mines supplying certain PNM power plants, as well as the ability to recover decommissioning costs from customers,

•

Uncertainty surrounding the status of PNM’s participation in jointly-owned generation projects resulting from the scheduled expiration of the operational documents for the projects beginning in 2016 and potential changes in the objectives of the participants in the projects,

•

The risk that recently enacted reliability standards regarding available transmission capacity may reduce certain PNM transmission rights used to transmit its generation resources and provide access to transmission customers resulting in a need to purchase additional transmission capacity, reduce sales of transmission capacity, or operate generation less economically,

•	Changes in ERCOT protocols,
•	Changes in the cost of power acquired by First Choice and changes in the retail price of power in ERCOT,
•	The ability of First Choice to attract and retain customers,
•	Collections experience,
•	Fluctuations in interest rates,
•	Weather,
•	Water supply,
•	Changes in fuel costs,
•	Availability of fuel supplies,
•	The effectiveness of risk management and commodity risk transactions,
•	Seasonality and other changes in supply and demand in the market for electric power,
•	The impact of mandatory energy efficiency measures on customer energy usage,
•	Variability of wholesale power prices and natural gas prices,
•	Volatility and liquidity in the wholesale power markets and the natural gas markets,
•	Uncertainty regarding the ongoing validity of government programs for emission allowances,
•	Changes in the competitive environment in the electric industry,
•	The outcome of legal proceedings,
•	The extent of insurance coverage available for claims made in litigation,
•	Changes in applicable accounting principles, and
•	The performance of state, regional, and national economies.

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, and TNMP’s 2010 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

For information about the risks associated with the use of derivative financial instruments see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

SECURITIES ACT DISCLAIMER

Certain securities described or cross-referenced in this report have not been registered under the Securities Act of 1933, as amended, or any state securities laws and may not be reoffered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy any securities.

WEB SITE

The PNMR website, www.pnmresources.com, is an important source of Company information and PNMR encourages investors, analysts, and other interested parties to visit the website frequently. PNMR keeps the site updated and routinely posts new or updated information for public access. PNMR encourages analysts, investors, and other interested parties to register on the website to automatically receive Company information by e-mail. Once registered, participants can choose from a menu to automatically receive information, including news releases, notices of webcasts, and filings with the SEC. Participants can unsubscribe at any time and will not receive information that was not requested.

PNMR’s Internet address is http://www.pnmresources.com; PNM’s Internet address is http://www.pnm.com; TNMP’s Internet address is http://www.tnpe.com. The contents of these websites are not a part of this Form 10-Q. The filings of PNMR, PNM, and TNMP with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, are accessible free of charge at http://www.pnmresources.com as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports are also available upon request in print from PNMR free of charge. Additionally, PNMR’s Corporate Governance Principles, code of ethics (Do the Right Thing-Principles of Business Conduct), and charters of its Audit and Ethics Committee, Nominating and Governance Committee, Compensation and Human Resources Committee, and Finance Committee are available at http://www.pnmresources.com/investors/governance.cfm and such information is available in print, without charge, to any shareholder who requests it. The Company will post amendments to or waivers from its code of ethics (to the extent applicable to the Company’s executive officers and directors) at this location on its website.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table details the changes in PNMR’s net asset or liability balance sheet position for mark-to-market energy transactions other than cash flow hedges:

	Trading	Economic Hedges	Total
Three Months Ended March 31, 2011	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$ -	$ (22,975)	$(22,975)

Amount realized on contracts delivered during period	-	5,178	5,178
Changes in fair value	-	5,824	5,824

Net change recorded as mark-to-market	-	11,002	11,002

Net change recorded as regulatory assets and liabilities	-	26	26
Unearned/prepaid option premiums	-	8	8
Settlement of de-designated cash flow hedges	-	(68)	(68)

Net fair value at end of period	$ -	$ (12,007)	$(12,007)

	Trading	Economic Hedges	Total
Three Months Ended March 31, 2010	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$ 1,239	$ 2,217	$ 3,456

Amount realized on contracts delivered during period	(294)	771	477
Changes in fair value	3	(33,835)	(33,832)

Net change recorded as mark-to-market	(291)	(33,064)	(33,355)

Unearned/prepaid option premiums	-	1,618	1,618
Settlement of de-designated cash flow hedges	-	476	476

Net fair value at end of period	$ 948	$ (28,753)	$ (27,805)

The following table provides the maturity of PNMR’s net assets (liabilities) other than cash flow hedges, giving an indication of when these mark-to-market amounts will settle and generate (use) cash. The following values were determined using broker quotes and option models:

Fair Value of Mark-to-Market Instruments at March 31, 2011

	Less than 1 year	1-3 Years	4+ Years	Total
		(In thousands)
Economic hedges
Prices actively quoted	$ (10,961)	$ (2,263)	$ -	$ (13,224)
Prices provided by other external sources	2,547	(1,764)	(460)	323
Prices based on models and other valuations	727	167	-	894

Total	$ (7,687)	$ (3,860)	$ (460)	$ (12,007)

Risk Management Activities

PNM measures the market risk of its long-term contracts and wholesale activities using a VaR calculation to measure price movements. The VaR calculation reports the possible market loss for the respective transactions. This calculation is based on the transaction’s fair market value on the reporting date. Accordingly, the VaR calculation is not a measure of the potential accounting mark-to-market loss. PNM utilizes the Monte Carlo VaR simulation model. The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values. The quantitative risk information, however, is limited by the parameters established in creating the model. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The VaR methodology employs the following critical parameters: historical volatility estimates, market values of all contractual commitments, appropriate market-oriented holding periods, and seasonally adjusted and cross-commodity correlation estimates. The VaR calculation considers PNM’s forward positions, if any. PNM uses a holding period of three days as the estimate of the length of time that will be needed to liquidate the positions. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. The VaR confidence level established is 95%. For example, if VaR is calculated at $10.0 million, it is estimated that in 950 out of 1,000 market simulations the pre-tax gain or loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

PNM measures VaR for all transactions that are not directly asset-related and have economic risk. PNM did not have any non-asset backed transactions for the three months ended March 31, 2011 and 2010.

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

For the three months ended March 31, 2011, the average GEaR amount was $2.0 million, with high and low GEaR amounts for the period of $2.7 million and $1.3 million. The total GEaR amount at March 31, 2011 was $2.2 million. For the three months ended March 31, 2010, the average GEaR amount for these transactions was $3.1 million, with high and low GEaR amounts for the period of $4.4 million and $1.5 million.

First Choice utilizes a VaR measure to manage its market risk. The VaR limit is based on the same total portfolio approach as the GEaR measure; however, the VaR measure is intended to capture the effects of changes in market prices over a holding period, which through June 30, 2010 was ten days. This holding period was considered appropriate given the nature of First Choice’s supply portfolio and the constraints faced by First Choice in the ERCOT market. In July 2010, First Choice modified the method of calculating VaR to consider First Choice’s positions over the life of the total portfolio and is intended to capture the effects of changes in market prices over a three day holding period. These changes, which did not significantly impact the VaR amounts, are considered appropriate given the nature of First Choice’s supply portfolio and the developing ERCOT market. The VaR calculations utilize the same Monte Carlo simulation approach described above at a 95% confidence level. The VaR amount for these transactions was $0.2 million at March 31, 2011. For the three months ended March 31, 2011, the high, low and average VaR amounts were $0.7 million, $0.1 million and $0.2 million. For the three months ended March 31, 2010, the high, low and average VaR amounts were $2.3 million, $0.4 million and $1.5 million.

The Company’s risk measures are regularly monitored by the Company’s RMC. The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures. VaR or GEaR limits were not exceeded during the three months ended March 31, 2011 or 2010.

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

The following table provides information related to PNMR’s credit exposure as of March 31, 2011. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties.

Schedule of Credit Risk Exposure

March 31, 2011

Rating (1)	Credit Risk Exposure(2)	Number of Counter -parties >10%	Net Exposure of Counter- parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$ 11,605	3	$ 4,897
Split ratings	15	-	-
Non-investment grade	22	-	-
Internal ratings:
Investment grade	57	-	-
Non-investment grade	338	-	-

Total	$ 12,037		$ 4,897

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

(2)

The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than full requirements customers), forward sales and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by available credit collateral. Credit collateral includes cash deposits, letters of credit, and parental guarantees received from counterparties. Amounts are presented before the application of such credit collateral instruments. At March 31, 2011, PNMR held no credit collateral to offset its credit exposure.

The following table provides an indication of the maturity of PNMR’s credit risk by credit ratings of the counterparties.

Maturity of Credit Risk Exposure

March 31, 2011

Rating	Less than 2 Years	2-5 Years	Greater than 5 Years	Total Net Exposure
	(In thousands)
External ratings:
Investment grade	$ 11,189	$ 416	$ -	$ 11,605
Split ratings	15	-	-	15
Non-investment grade	22	-	-	22
Internal ratings:
Investment grade	57	-	-	57
Non-investment grade	338	-	-	338

Total	$ 11,621	$ 416	$ -	$ 12,037

The Company provides for losses due to market and credit risk. Net credit risk for the Company’s largest counterparty as of March 31, 2011 was $1.7 million.

Interest Rate Risk

The Company has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 4.1% if interest rates were to decline by 50 basis points from their levels at March 31, 2011. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. As described in Note 7, TNMP has long-term debt of $50.0 million that bears interest at a variable rate. However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk. At April 28, 2011, PNMR had $259.1 of consolidated short-term debt outstanding under its revolving credit facilities and local line of credit, which allow for a maximum aggregate borrowing capacity of $1,008.0 million. These facilities bear interest at variable rates, which averaged 0.92% of borrowings, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The securities held by PNM in the NDT and in trusts for pension and other post-employment benefits had an estimated fair value of $637.6 million at March 31, 2011, of which 29.3% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2011, the decrease in the fair value of the fixed-rate securities would be 4.9%, or $9.2 million. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $70.4 million at March 31, 2011, of which 25.1% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2011, the decrease in the fair value of the fixed-rate securities would be 6.2%, or $1.1 million.

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

Equity Market Risk

The NDT and trusts established for PNM’s pension and post-employment benefits hold certain equity securities at March 31, 2011. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 58.1% of the securities held by the various PNM trusts as of March 31, 2011. The trusts established for TNMP’s pension and post-employment benefits hold certain equity securities. These equity securities expose TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 55.2% of the securities held by the TNMP trusts as of March 31, 2011. There was a significant decline in the general price levels of marketable equity securities in late 2008 and in early 2009. The impacts of these declines were considered in the funding and expense valuations performed for 2010 and 2011, which resulted in reduced income or increased expense related to the pension plans being recorded and required increased levels of funding beginning in 2010. See Note 8.

Alternatives Investment Risk

The Company has a target of investing 20% of its pension assets in the alternatives asset class, which amounted to 20.1% as of March 31, 2011. This includes real estate, private equity, and hedge funds. These investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value. The valuation of the alternative asset class has also been impacted by the significant decline in the general price levels of marketable equity securities.

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

Changes in internal controls

There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.

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

Changes in internal controls

There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

Changes in internal controls

There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.

•	Regional Haze – SJGS
•	Regional Haze – Four Corners
•	Citizen Suit Under the Clean Air Act
•	Navajo Nation Environmental Issues
•	Four Corners Notice of Intent to Sue
•	Santa Fe Generating Station
•	Coal Combustion Waste Disposal – Sierra Club Allegations
•	Gila River Indian Reservation Superfund Site
•	PVNGS Water Supply Litigation
•	San Juan River Adjudication
•	Begay v. PNM et al
•	Transmission Issues
•	PNM – Emergency FPPAC
•	PNM – 2010 Electric Rate Case
•	PNM – Transmission Rate Case
•	TNMP Competitive Transition Charge True-Up Proceeding
•	TNMP – Interest Rate Compliance Tariff
•	TNMP – Advance Meter System Deployment and Surcharge Request
•	TNMP – Remand of ERCOT Transmission Rates for 1999 and 2000

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2010.

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

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNM Resources, Inc. with all amendments to and including February 17, 2009 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed February 20, 2009)

3.5	PNM	Bylaws of PNM with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP as adopted on August 4, 2005 (incorporated by reference to Exhibit 3.2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.1	PNM	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011

10.2	PNM	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011

10.3	PNMR	Letter Agreement, dated as of February 28, 2011, between PNM Resources, Inc. and Cascade Investment, L.L.C.

10.4	PNMR	PNM Resources, Inc. 2011 Officer Short Term Cash Incentive Plan, dated April 29, 2011

10.5	PNMR	PNM Resources, Inc. 2011 Long-Term Incentive Transition Plan, dated April 29, 2011

10.6	PNMR	PNM Resources, Inc. Long-Term Incentive Plan Terms and Conditions, dated March 22, 2011

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNMR	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

12.3	PNM	Ratio of Earnings to Fixed Charges

12.4	TNMP	Ratio of Earnings to Fixed Charges

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR	XBRL Instance Document

101.SCH	PNMR	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	PNMR	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	PNMR	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date: May 6, 2011	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)