Form 10-K
period 2011-12-31
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2012-02-29
CIK 22767, 81023, 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
PNMR	✓
PNM			✓
TNMP			✓
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). YES         NO  ✓
As of February 22, 2012, shares of common stock outstanding were.

PNMR	79,653,624
PNM	39,117,799
TNMP	6,358
On June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $16.74 per share reported by The Wall Street Journal, was $1,450,908,933.
PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into Part III of this report:
Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of stockholders of PNMR to be held on May 15, 2012.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Altura	Optim Energy Twin Oaks, LP.
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APBO	Accumulated Postretirement Benefit Obligation
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the Parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAA	Clean Air Act
Cal PX	California Power Exchange
Cal ISO	California Independent System Operator
Cascade	Cascade Investment, L.L.C.
CCB	Coal Combustion Byproducts
CO2	Carbon Dioxide
Continental	Continental Energy Systems, L.L.C.
CRHC	Cap Rock Holding Corporation, a subsidiary of Continental
CTC	Competition Transition Charge
Decatherm	Million BTUs
Delta	Delta-Person Generating Station
DOE	United States Department of Energy
DOI	United States Department of Interior
ECJV	ECJV Holdings, LLC
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
First Choice	FCP Enterprises, Inc. and Subsidiaries
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
IRP	Integrated Resource Plan

IRS	Internal Revenue Service
ISO	Independent System Operator
KW	Kilowatt
KWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NERC	North American Electric Reliability Council
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMGC	New Mexico Gas Company, a subsidiary of Continental
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
O&M	Operations and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
Optim Energy	Optim Energy, LLC, a limited liability company, formerly known as EnergyCo, LLC
OSM	United States Office of Surface Mining Reclamation and Enforcement
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PGAC	Purchased Gas Adjustment Clause
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Facility	PNM’s Unsecured Revolving Credit Facility, replaced by the PNM Revolving Credit Facility in 2011
PNM Revolving Credit Facility	PNM's $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Facility	PNMR’s Unsecured Revolving Credit Facility, replaced by the PNMR Revolving Credit Facility in 2011
PNMR Revolving Credit Facility	PNMR's $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic

v

PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico's Renewable Energy Act of 2004
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RFP	Request for Proposal
RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standard
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act
Term Loan Agreement	PNM’s $300 Million Unsecured Delayed Draw Term Loan Facility
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP Revolving Credit Facility	TNMP’s $75 Million Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
Twin Oaks	Assets of Twin Oaks Power, L.P. and Twin Oaks Power III, L.P.
UAMPS	Utah Associated Municipal Power System
Valencia	Valencia Energy Facility
VaR	Value at Risk
WACC	Weighted Average Cost of Capital
WSPP	Western Systems Power Pool

PART I

ITEM 1.	BUSINESS

THE COMPANY
Corporate Overview
PNMR is an investor-owned holding company of utilities providing electricity and energy efficiency products and services in New Mexico and Texas. With PNMR's exit from its unregulated businesses in 2011 and PNM's sale of its natural gas utility in early 2009, PNMR is now fully repositioned as a holding company of regulated electric utilities focused on achieving the following strategic goals:

•	Earning authorized returns on its regulated businesses

•	Continuing to improve credit ratings

•	Providing a top quartile total return to investors

PNMR's success in accomplishing these strategic goals is highly dependent on continued favorable regulatory treatment for its regulated utilities. Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. The PUCT has approved mechanisms that allow for recovery of capital invested in transmission and distribution projects without having to file a general rate case. This allows for more timely recovery of amounts invested in TNMP's systems. Both PNM and TNMP have recently completed rate proceedings before their state regulators. PNM has two rate cases pending before FERC. Additional information about all rate filings is provided in Note 17.

PNMR's common stock trades on the New York Stock Exchange under the symbol PNM. PNMR was incorporated in the State of New Mexico in 2000.

Other Information

These filings for PNMR, PNM, and TNMP include disclosures for each entity. For discussion purposes, this report will use the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP will be indicated as such. A reference to “MD&A” in this report refers to Part II, Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations. A reference to a “Note” refers to the accompanying Notes to Consolidated Financial Statements.

Financial information relating to amounts of sales, revenue, net income, and total assets of reportable segments is contained in MD&A and Note 3.

WEBSITES
The PNMR website, www.pnmresources.com, is an important source of Company information. New or updated information for public access is routinely posted. PNMR encourages analysts, investors, and other interested parties to register on the website to automatically receive Company information by e-mail. This information includes news releases, notices of webcasts, and filings with the SEC. Participants can unsubscribe at any time and will not receive information that was not requested.
Our Internet addresses are:

•	PNMR: www.pnmresources.com

•	PNM: www.pnm.com

•	TNMP: www.tnmp.com

The contents of these websites are not a part of this Form 10-K. The SEC filings of PNMR, PNM, and TNMP, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are accessible free of charge on the PNMR website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports are also available in print upon request from PNMR free of charge.

Also available on the Company's website at www.pnmresources.com/investors/governance.com and in print upon request from any shareholder are our:

•	Corporate Governance Principles

•	Code of Ethics (Do the Right Thing-Principles of Business Conduct)

•	Charters of the Audit and Ethics Committee, Nominating and Governance Committee, Compensation and Human Resources Committee, and Finance Committee

The Company will post amendments to or waivers from its code of ethics (to the extent applicable to the Company's executive officers and directors) on its website.

OPERATIONS AND REGULATION
Regulated Operations
PNM Electric

PNM Electric is an electric utility that provides electric generation, transmission, and distribution service to its rate-regulated customers. In New Mexico, the utility's retail electric service territory covers a large area of north central New Mexico, including the cities of Albuquerque, Rio Rancho, and Santa Fe, and certain other areas of southern New Mexico. PNM Electric also provides electricity to firm-requirements wholesale customers in New Mexico and Arizona. Service to retail electric customers is subject to the jurisdiction of the NMPRC. Service to wholesale customers is regulated by FERC. Regulation encompasses the utility's electric rates, service, accounting, issuances of securities, construction of major new generation, transmission, and distribution facilities, and other matters.

Other services provided by PNM Electric include transmission services to third parties as well as the generation and sale of electricity into the wholesale market, which services are regulated by FERC. The utility owns or leases transmission lines, interconnected with other utilities in New Mexico, Texas, Arizona, Colorado, and Utah. The largest retail electric customer served by PNM Electric accounted for 3.5% of the utility's revenues for the year ended December 31, 2011. PNM was incorporated in the State of New Mexico in 1917.

Rate Proceedings

Customer rates for retail electric service are set by the NMPRC. PNM Electric made rate case filings in September 2008 and June 2010. The 2008 case covered PNM's New Mexico retail customers except those formerly served by TNMP prior to its acquisition by PNMR (“PNM South”). That case was resolved in June 2009 with the NMPRC approving a stipulation resolving all issues, including:

•	$77.1 million increase in annual non-fuel revenues, 65% of which was implemented July 1, 2009 and the remainder on April 1, 2010

•	Inclusion of certain generation resources in determining rates that were previously operated on a merchant basis

•	A more traditional FPPAC

Key components of PNM's 2010 Electric Rate Case application were:

•	$165.2 million increase in annual non-fuel revenues, to be effective April 1, 2011

•	Separate rate increases for customers of PNM South and other customers of PNM (“PNM North”)

•	Future test period ending December 31, 2011

•	FPPAC for PNM South

On August 8, 2011, the NMPRC issued a final order modifying a stipulation reached by PNM and other parties. The modified stipulation provides:

•	$72.1 million increase in annual non-fuel revenues for all New Mexico retail customers, implemented August 21, 2011

•	PNM South customers being covered by the same FPPAC utilized for other retail customers of PNM

•	Subject to further NMPRC approvals, recovery of costs associated with NMPRC approved renewable energy procurement plans through a rate rider beginning no earlier than August 2012

•	No new general rate adjustment prior to July 1, 2013, unless PNM needs to file for recovery of costs to comply with any federal or state environmental law or requirement effective after June 30, 2010

•	Limit on annual recovery of costs for fuel, renewable energy, and energy efficiency, with recovery of additional amounts deferred for collection to future periods

PNM Electric has entered into firm-requirements wholesale contracts to provide electricity to various customers. These contracts contain both fixed capacity charges and energy charges. Capacity charges are fixed monthly payments for a commitment of resources to service the contract requirements. Energy charges are payments based on the amount of electricity delivered to the customer and are intended to compensate for the variable costs incurred to provide the energy. PNM Electric's firm-requirements demand was 96 MW in 2011, and is expected, based solely on existing contracts, to be 103 MW in 2012, 106 MW in 2013, and 113 MW in 2014. No firm-requirements customer of PNM Electric accounted for more than 2.0% of the PNM Electric's revenues for the year ended December 31, 2011.

In September 2011, PNM filed with FERC to increase rates by $8.7 million or 39.8% over existing rates for electric service and ancillary services provided to NEC, one of PNM's firm-requirement wholesale customers. PNM also requests a traditional FPPAC and full recovery of certain third-party transmission charges. NEC challenged PNM's filing with FERC. On November 14, 2011, FERC issued an order accepting the agreement as filed and allowing the increased rates to be collected beginning April 14, 2012, subject to refund. The parties are currently in settlement negotiations. PNM is unable to predict the outcome of this proceeding.
In October 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually, based on a return on equity of 12.25%.  If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which include other utilities, electric cooperatives, and entities that use PNM's transmission system to transmit power at the wholesale level.  The proposed rate increase would not impact PNM's retail customers. The proposed rates were implemented on June 1, 2011, subject to refund. PNM and other parties to the case had engaged in settlement discussions. A hearing for this proceeding is scheduled to commence on April 4, 2012. Subsequent to the scheduling of the hearing, the staff of FERC made a filing recommending an annual revenue increase of $4.6 million, based on a return on equity of 10.4%. After the FERC staff made its filing, settlement discussions have resumed and are ongoing. PNM is unable to predict the outcome of this proceeding.

Operational Information

Weather-normalized retail electric loads increased by 1.4% in 2011. The system peak demands for retail and firm-requirements customers were:
System Peak Demands

	2011	2010	2009
	(Megawatts)
Summer	1,938	1,973	1,866
Winter	1,709	1,551	1,531

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow the utility to access public rights-of-way for placement of its electric facilities. Franchise agreements have expired in some areas PNM serves, including Albuquerque, Rio Rancho, and Santa Fe. Because PNM remains obligated under New Mexico state law to provide service to customers in these areas, the expirations should not have a material adverse impact. The Albuquerque, Rio Rancho, and Santa Fe metropolitan areas accounted for 46.3%, 10.7%, and 9.2% of PNM Electric's 2011 revenues and no other franchise area represents more than 5%. Although PNM is not required to collect or pay franchise fees in some areas it serves, the utility continues to collect and pay such fees in certain parts of its service territory, including Albuquerque, Rio Rancho, and Santa Fe.

PNM Electric owns or leases 3,189 circuit miles of electric transmission lines that interconnect with other utilities in New Mexico, Arizona, Colorado, Texas, and Utah. Although there has been modest load growth in the utility's service territory in recent years, there has been little development of new transmission facilities. Therefore, most of the capacity on PNM's transmission system is fully committed during peak hours, with very little to no additional access available on a firm commitment basis. These factors result in physical constraints on the system and limit the ability to wheel power into PNM Electric's service area from outside of New Mexico.

PNM Electric also generates and sells electricity into the wholesale market. Because PNM's 134 MW share of Unit 3 at PVNGS is permanently excluded from retail rates, that unit's power is being sold on the wholesale market. In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire interest in PVNGS Unit 3 through December 31, 2010. Subsequently, the utility entered into contracts to sell its share of the unit output through December 31, 2011. Because of lower existing market prices, margins associated with the contracts for 2011 were significantly lower than those achieved in the 2008 agreements. PNM's contracts to sell portions of the power from PVNGS Unit 3 in 2012 and 2013 also reflect lower market prices. The unit's remaining power is sold in the spot market. Beyond the PVNGS contracts, PNM Electric also engages in activities to optimize its existing jurisdictional assets and long-term purchase power agreements through spot market, hour ahead, day ahead, week ahead, and other sales of any excess generation not required to fulfill retail load and contractual commitments. Revenues from these sales, other than those from PVNGS Unit 3, are credited to retail customers through the FPPAC.

Use of Future Test Year

Senate Bill 477 (“SB 477”) was passed by the New Mexico legislature and became effective in June 2009. SB 477 is designed to promote more timely recovery of reasonable costs of providing utility service in two ways.

•
The NMPRC must set rates using the test period that best reflects the conditions the utility will experience when new rates are anticipated to go into effect. The NMPRC is required to consider that a future test period may be the one that best meets this requirement. A future test period is a twelve-month period beginning no later than the date a proposed rate change is expected to take effect.

•
The NMPRC must include certain construction work in progress (“CWIP”) for environmental improvement, generation, and transmission projects in rate base, without an offset for AFUDC. With this provision, PNM will be able to collect costs as projects are being built rather than waiting until they are finished to include them in rate base.

The use of a future test year should help PNM mitigate the adverse effects of regulatory lag, which is inherent when using a historical test year. Accordingly, the utility's earnings should more closely reflect the rate of return allowed by the NMPRC. PNMR believes that achieving earnings that approximate its allowed rate of return is an important factor in attracting equity investors, as well as being considered favorably by credit rating agencies and financial analysts.

As with any forward looking financial information, utilizing a future test year in a rate filing presents challenges that exist in the forecasting process. These include forecasts of both operating and capital expenditures that necessitate reliance on many assumptions concerning future conditions and operating results. In the rate making process, PNM's assumptions are subject to challenge by regulators and intervenors who may assert different interpretations or assumptions. The settlement reached in PNM's 2010 Electric Rate Case reflected some aspects of a future test year.

Renewable Portfolio Standard

The REA was enacted to encourage the development of renewable energy in New Mexico. The act establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006, increasing to 10% by 2011, 15% by 2015, and 20% by 2020. The act provides for streamlined proceedings for approval of utilities' renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. PNM files required renewable energy plans with the NMPRC annually. See Note 17.

TNMP Electric

TNMP Electric is a regulated utility operating in Texas. TNMP's predecessor was organized in 1925. TNMP is incorporated in the State of Texas.

TNMP Electric provides transmission and distribution services in Texas under the provisions of TECA and the Texas Public Utility Regulatory Act. TNMP is subject to traditional cost-of-service regulation with respect to rates and service under the jurisdiction of the PUCT and certain municipalities. Because its transmission and distribution activities are solely within ERCOT, TNMP is not subject to traditional rate regulation by FERC. TNMP Electric serves a market of small to medium sized communities, most of which have populations of less than 50,000. TNMP is the exclusive provider of transmission and distribution services in most areas it serves.

TNMP Electric's service territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is approximately 10 miles north of the Dallas-Fort Worth International Airport, eastward to municipalities near the Red River, and to communities north, west and south of Fort Worth. The second portion of its service territory includes the area along the Texas Gulf Coast between Houston and Galveston, and the third portion includes areas of far west Texas between Midland and El Paso. ERCOT is the independent system operator that is responsible for maintaining reliable operations for the bulk electric power supply system in its region.

TNMP Electric provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service to consumers within TNMP Electric's service area. As of December 31, 2011, 83 active REPs receive transmission and distribution services from TNMP Electric. First Choice was TNMP Electric's second largest customer and accounted for 17% of TNMP's revenues for the year ended December 31, 2011. Revenues of other large customers accounted for 19% and 12% of TNMP's revenues. No other customers accounted for more than 10% of revenues.

Regulatory Activities

In June 2009, TNMP and other parties reached a unanimous settlement resolving all issues in a rate case filed in 2008. The PUCT approved the settlement in August 2009. Highlights of the settlement included:

•	$12.7 million annual increase in revenues, reflecting interest and other costs associated with debt refinancing in March 2009

•	Adjustment of the interest rate TNMP is allowed to collect on its CTC to reflect debt refinancing costs

•	Recovery of Hurricane Ike restoration costs plus carrying costs over five years

The PUCT approved an interim adjustment to TNMP's transmission rates of $5.5 million on May 14, 2010.

On August 26, 2010, TNMP filed with the PUCT for a $20.1 million increase in revenues. On January 27, 2011, the PUCT approved a stipulation that settles the case. Key components of the settlement were:

•	A revenue increase of $10.25 million, effective February 1, 2011

•	A return on equity of 10.125%

•	A hypothetical 55%/45% debt-equity capital structure

Franchise Agreements

TNMP holds long-term, non-exclusive franchise agreements for its electric transmission and distribution services. These agreements have varying expiration dates and some have expired. TNMP intends to negotiate and execute new or amended franchise agreements with municipalities where the agreements have expired or will be expiring. Since TNMP Electric is the exclusive provider of transmission and distribution services in most areas that it serves, the need to renew or renegotiate franchise agreements should not have a material adverse impact on TNMP's business. TNMP also earns revenues from service provided to facilities in its service area that lie outside the territorial jurisdiction of the municipalities with which TNMP has franchise agreements.

PNM Gas

On January 30, 2009, PNM completed the sale of its PNM Gas segment (Note 2) for $620.0 million in cash, plus a working capital adjustment. PNM recognized an after-tax gain of $65.3 million. PNM used the after-tax proceeds from the sale to retire short-term debt and pay a dividend of $220.0 million to PNMR. Financial information regarding PNM's gas operations, which are reflected as discontinued operations, is presented in Note 22. PNM Gas distributed natural gas to most of the large communities in New Mexico under rates that were subject to traditional rate regulation by the NMPRC. PNM Gas had a customer base that included both sales-service customers and transportation-service customers.

Competitive Businesses
First Choice

As discussed in Note 2, PNMR completed the sale of First Choice on November 1, 2011 receiving $270.0 million, plus $59.3 million for estimated working capital. The latter amount is subject to adjustment based on the actual amounts of certain components of working capital at October 31, 2011. PNMR recognized a pre-tax gain of $174.9 million on the sale. The purchaser has informed PNMR that it believes working capital at October 31, 2011 was overstated by $4.2 million. PNMR has responded to the purchaser disputing the purchaser's calculation and indicating that working capital at October 31, 2011 was understated by $6.5 million. PNMR believes its calculation is consistent with the terms of the agreement. PNMR does not believe the ultimate resolution of this matter will have a material impact. PNMR used the net proceeds from the sale of First Choice to repurchase some of PNMR's outstanding debt and equity and for other corporate purposes, including repayment of borrowings under the PNMR Revolving Credit Facility.

First Choice, operating as a certified REP in ERCOT, provided electricity to residential, small commercial and governmental customers. First Choice focused its competitive customer acquisition efforts in the major Texas metropolitan areas that are open to electric choice within ERCOT, including Dallas-Fort Worth, Houston, Corpus Christi, and McAllen-Harlingen. Although First Choice was regulated in certain respects by the PUCT, its business was not subject to traditional rate of return regulation. Rates were negotiated by First Choice with each customer, rather than being regulated by the PUCT. Because the Texas electricity market is deregulated, no specific provisions existed for the recovery of First Choice's fuel and purchased power costs. As a result, purchased power costs affected First Choice's operating results.

During the period it was a subsidiary of PNMR, First Choice's operating results were pressured by several factors. Due to the competitive nature of the Texas market, First Choice, similar to other REPs, experienced significant turnover in its customer base. Since the provision of Texas regulation that requires customers to pay their previous REP before obtaining service from another REP is limited, numerous customers left First Choice with bills still outstanding. In addition, the impacts of Hurricane Ike and depressed economic conditions resulted in significant increases in the levels of uncollectible accounts and bad debt expense. First Choice's load fluctuated due to customer additions and losses, changes in customer usage, and seasonality of weather. First Choice experienced increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. First Choice monitored and revised its load forecast to account for changing customer loads and entered into hedging arrangements to cover forecasted sales.

Optim Energy

In January 2007, PNMR and ECJV created Optim Energy to serve expanding U.S. energy markets, principally the areas of Texas covered by ERCOT. Optim Energy's business consisted of development, operation, and ownership of diverse generation assets, complemented by wholesale marketing to optimize those assets. ECJV is a wholly owned subsidiary of Cascade, which until late in 2011 was a large PNMR shareholder. PNMR and ECJV each had a 50 percent ownership interest in Optim Energy, a limited liability company. Optim Energy had interests in three electric generating resources located within the ERCOT area.

Beginning in 2009, Optim Energy was affected by continuing adverse market conditions, primarily low natural gas and power prices. In response to those adverse conditions, Optim Energy changed its strategy to focus on utilizing cash flow from operations to reduce debt. Optim Energy also concentrated on optimizing generation assets as a stand-alone independent power producer.

As discussed in Note 21, PNMR determined its investment in Optim Energy was fully impaired at December 31, 2010 and reduced the carrying value of the investment to zero by recording a pre-tax loss of $188.2 million. PNMR, ECJV, and Cascade entered into agreements on September 23, 2011, whereby Optim Energy was restructured and ECJV made an equity contribution to Optim Energy in exchange for an increased ownership interest, which resulted in PNMR's ownership in Optim Energy being reduced from 50% to 1%. On January 4, 2012, ECJV exercised its option to acquire PNMR's remaining 1% ownership interest in Optim Energy at fair market value, which was determined to be zero. PNMR accounted for its investment in Optim Energy using the equity method of accounting through September 23, 2011 and used the cost method thereafter. In accordance with GAAP, PNMR did not record income or losses associated with its investment in Optim Energy in 2011.

Corporate and Other

The Corporate and Other segment includes PNMR holding company activities, primarily related to corporate level debt and PNMR Services Company. PNMR Services Company provides corporate services through shared services agreements to PNMR and all of PNMR's business units, including PNM and TNMP, and through transition services agreements with First Choice and Optim Energy. These services are charged and billed on a monthly basis to the business units. Billings are at cost, except for Optim Energy, which includes a profit element.

SOURCES OF POWER
PNMR

First Choice bought electricity and entered into hedging arrangements to purchase quantities of power to match the supply obligations to customers that are under fixed price contracts.  Power was purchased long-term in the over-the-counter market or using futures.  In the short term, hedges were adjusted to load changes by buying and selling power in the over-the-counter market or ERCOT day-ahead market.

PNM

Generation Capacity

As of December 31, 2011, the total net generation capacity of facilities owned or leased by PNM was 2,347 MW. PNM also obtains 200 MW of power under a long-term PPA with the New Mexico Wind Energy Center.

PNM's owned and leased capacity in electric generating facilities in commercial service as of December 31, 2011 is:

			Generation
			Capacity
Type	Name	Location	(MW)
Coal	SJGS	Waterflow, New Mexico	790
Coal	Four Corners	Fruitland, New Mexico	202
Gas/Oil	Reeves Station	Albuquerque, New Mexico	154
Gas	Afton (combined cycle)	La Mesa, New Mexico	235
Gas	Lordsburg	Lordsburg, New Mexico	80
Gas	Luna (combined cycle)	Deming, New Mexico	185
Gas/Oil	Delta	Albuquerque, New Mexico	132
Gas	Valencia	Belen, New Mexico	145
Nuclear	PVNGS	Wintersburg, Arizona	402
Solar	PNM-owned solar	Five sites in New Mexico	22
			2,347

Fossil‑Fueled Plants

SJGS consists of four units operated by PNM. Units 1, 2, 3, and 4 at SJGS have net rated capacities of 340 MW, 340 MW, 498 MW and 523 MW. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA, and 8.2% by Tri‑State. SJGS Unit 4 is owned 38.457% by PNM, 28.8% by MSR Public Power Agency, 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, New Mexico, 7.2% by the County of Los Alamos, New Mexico, and 7.028% by UAMPS.

Four Corners Units 4 and 5 are 13% owned by PNM. Units 4 and 5 at Four Corners are jointly owned with SCE, APS, SRP, Tucson, and EPE and are operated by APS. PNM has no ownership interest in Four Corners Units 1, 2, or 3. Four Corners and a portion of the facilities adjacent to SJGS are located on land held under easements from the United States and also under leases from the Navajo Nation. APS, on behalf of the Four Corners participants, has negotiated amendments to an existing facility lease with the Navajo Nation that would extend the leasehold interest in the plant to 2041. The amendments have been approved by the Navajo Nation Council and signed by the Nation's President. DOI must also approve the amendments as well as a related federal rights-of-way grant that the Four Corners participants will pursue.  A federal environmental review will be conducted as part of the DOI review process.

PNM owns 100% of Reeves, Afton, and Lordsburg and 33.3% of Luna. The remaining interests in Luna are owned equally by Tucson and Freeport McMoran. PNM is entitled to the energy and capacity of Delta under a PPA that is deemed to be an operating lease. PNM has a PPA that entitles it to the entire output of Valencia. Valencia is a variable interest entity and is consolidated by PNM as required by GAAP. Therefore, Valencia is reflected in the above table as if it were owned. Reeves, Lordsburg, Delta, and Valencia are used primarily for peaking power and transmission support. Lordsburg, Luna, and Valencia became included in retail rates under the 2008 Electric Rate Case. See Note 9 and Note 17.

Nuclear Plant

PNM is participating in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, EPE, SCE, SCPPA, and the Department of Water and Power of the City of Los Angeles. PNM is entitled to 10.2% of the power and energy generated by PVNGS. PNM has ownership interests of 2.3% in Unit 1, 4.6% in Unit 2, and 10.2% in Unit 3 and has leasehold interests of 7.9% in Unit 1 and 5.6% in Unit 2. See Note 7 and Note 16 for information on other PVNGS matters.

The lease payments for the leased portions of PVNGS are recovered through retail rates approved by the NMPRC. In July 2009, PNM acquired the ownership of a portion of PVNGS Unit 2 previously owned by another PNMR subsidiary and leased to PNM. This asset is included in rates charged to retail customers.

As part of recent refueling outages, PVNGS installed new reactor vessel closure heads and simplified head assembly modifications. These projects are designed to provide safety benefits, eliminate costly inspections, and reduce the duration of future outages.

On March 11, 2011, a 9.0 magnitude earthquake occurred off the northeastern coast of Japan. The earthquake produced a tsunami that caused significant damage to the Fukushima Daiichi Nuclear Power Station in Japan. Following these events, the NRC commissioners launched a two-pronged review of U.S. nuclear power plant safety. The NRC supported the establishment of an agency task force to conduct both a near- and long-term analysis of the lessons that can be learned from the situation in Japan. The near-term task force issued a report on July 12, 2011, and on October 3, 2011, the NRC staff issued a plan for implementing the near-term task force's recommendations. On October 18, 2011, the NRC commissioners directed the NRC staff to implement, without delay, the near-term task force recommendations, subject to certain conditions. One such condition is that the agency should strive to complete and implement lessons learned from the earthquake and tsunami in Japan within five years. A second condition is that the staff should designate the recommendation for a rulemaking to address extended loss of offsite power to be completed within 24 to 30 months. PNM cannot predict when or if the NRC will take formal action as a result of its review.

Solar

In 2011, PNM completed its first major utility-owned renewable energy project when five utility-scale solar facilities in New Mexico went online. The five solar sites are located in Alamogordo, Deming, Los Lunas, Las Vegas, and Albuquerque. In addition to these facilities, PNM completed its solar-storage demonstration project in Albuquerque, which has a generation capacity of 0.5 MW that is not included in the above table.

Plant Operating Statistics

Equivalent availability of PNM's major base-load generating stations were:

Plant	Operator	2011	2010	2009
SJGS	PNM	86.9%	73.5%	84.9%
Four Corners	APS	81.5%	75.3%	87.5%
PVNGS	APS	89.1%	88.6%	87.0%

Joint Projects

SJGS, PVNGS, and Four Corners are joint projects each owned or leased by several different utilities. Some participants in the joint projects are investor-owned utilities, while others are municipally or co-operatively owned. Furthermore, participants in SJGS and Four Corners may have varying percentage interests in different generating units within the project. The primary operating or participation agreements for the joint projects expire in 2016 for Four Corners, 2022 for SJGS, and 2027 for PVNGS. In addition, SJGS and Four Corners are coal-fired generating plants that obtain their coal requirements from mines near the plants. The agreements for coal supply expire in 2016 for Four Corners and 2017 for SJGS. As described above, Four Corners is situated on land under a lease from the Navajo Nation. Portions of PNM's interests in PVNGS Units 1 and 2 are through leases that expire in 2015 and 2016, but contain certain fixed-rate renewal and fair market value purchase options (Note 7). Several of the participants in the joint projects are located in California. There are legislative and regulatory mandates in California that prohibit utilities from entering into new, or extending existing, arrangements for coal-fired generation. It is also possible that the participants in the joint projects have changed circumstances and objectives from those existing at the time of becoming participants. The status of these joint projects is further complicated by the uncertainty surrounding the form of potential legislation and/or regulation of

GHG, CCBs, and other air emissions, as well as the impacts of the costs of compliance and operational viability of all or certain units within the joint projects. It is unclear how these factors will enter into discussion and negotiations concerning the status of the joint projects as the expiration of basic operational agreements approaches. PNM can provide no assurance that its participation in the joint projects will continue in the manner that currently exists.

PPAs

In addition to generating its own power, PNM Electric purchases power under long-term PPAs. PNM also purchases power in the forward, day-ahead, and real-time markets.

In 2002, PNM entered into an agreement with FPL to develop a 200 MW wind generation facility in New Mexico. PNM began receiving power from the project in June 2003. FPL owns and operates the New Mexico Wind Energy Center, which consists of 136 wind-powered turbines on a site in eastern New Mexico. PNM has a contract to purchase all the power and RECs generated by the New Mexico Wind Energy Center for 25 years. In 2003, PNM received approval from the NMPRC for a voluntary tariff that allows PNM retail customers to buy wind-generated electricity for a small monthly premium. Power from the New Mexico Wind Energy Center is used to service load under the voluntary tariff and as part of PNM's electric supply mix for meeting retail load.

A summary of purchased power, excluding Delta and Valencia, but including power purchased under long-term contracts that have expired by their terms, is as follows:

	Year Ended December 31,
	2011	2010	2009
Purchased under long-term PPAs
MWh	794,867	1,360,991	1,533,643
Cost per MWh	$29.93	$34.36	$31.37
Other purchased power
Total MWh	988,564	1,083,548	1,083,272
Cost per MWh	$31.47	$40.61	$37.42
TNMP
TNMP provides only transmission and distribution services and does not sell power.

FUEL AND WATER SUPPLY
PNM
The percentages of PNM’s generation of electricity (on the basis of KWh), excluding Valencia and Delta, fueled by coal, nuclear fuel, and gas and oil, and the average costs to PNM of those fuels per MMBTU were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of Generation	Average Cost	Percent of Generation	Average Cost	Percent of Generation	Average Cost
2011	62.4%	$2.79	30.0%	$0.80	7.4%	$4.42
2010	59.4%	$2.49	31.5%	$0.66	9.1%	$4.53
2009	61.3%	$2.25	27.6%	$0.56	11.1%	$3.52

In 2011, 0.2% of PNM's generation was from utility owned solar, which has no fuel cost. The generation mix for 2012 is expected to be 62.4% coal, 29.2% nuclear, 7.9% gas and oil, and 0.5% utility owned solar. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits, and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future. See Sources of Power - PNM - PPAs for information concerning the cost of purchased power.

Coal

The coal supply contracts that provide fuel for SJGS and Four Corners expire in 2017 and 2016. Coal supply has not been arranged for periods after the existing contracts expire. PNM believes there is adequate availability of coal resources to continue to operate these plants although extended or new contracts could result in higher prices. See Note 16 for additional information about PNM's coal supply.

Natural Gas

The natural gas used as fuel for the electric generating plants is procured on the open market and delivered by third party transportation providers.

Nuclear Fuel and Waste

PNM is one of several participants in PVNGS. The PVNGS participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The PVNGS participants have contracted 95% of PVNGS's requirements for uranium concentrates through 2015, 90% of its requirements for 2016-2017, and 80% of its requirements for 2018. The participants have contracted for all of PVNGS's conversion services through 2015 and 95% of its requirements through 2018. All of PVNGS's enrichment services are contracted through 2020 and all of PVNGS's fuel assembly fabrication services through 2016.

The Nuclear Waste Policy Act of 1982 required the DOE to begin to accept, transport, and dispose of spent nuclear fuel and high level waste generated by the nation's nuclear power plants by 1998. The DOE failed to begin accepting PVNGS's spent nuclear fuel by 1998, and APS (on behalf of itself and the other PVNGS participants) filed a lawsuit for DOE's breach in the U.S. Court of Federal Claims. The Court of Federal Claims ruled in favor of APS and in October 2010 awarded $30.2 million in damages to the PVNGS participants for costs incurred through December 2006. See Note 16.

The DOE had planned to meet its disposal obligations by designing, licensing, constructing, and operating a permanent geologic repository at Yucca Mountain, Nevada. In June 2008, DOE submitted its application to the NRC to authorize construction of the Yucca Mountain repository. In March 2010, the DOE filed a motion to dismiss with prejudice its Yucca Mountain construction authorization application that was pending before the NRC. Several interested parties have intervened in the NRC proceeding, but the matter has not been conclusively decided by either the NRC or the courts. Additionally, a number of interested parties have filed a variety of lawsuits in different jurisdictions around the country challenging the DOE's authority to withdraw the Yucca Mountain construction authorization application. None of these lawsuits has been conclusively decided by the courts.

On January 26, 2012, the Blue Ribbon Commission on America's Nuclear Future (the “Blue Ribbon Commission”) made recommendations on managing the back end of the nuclear fuel cycle. The Blue Ribbon Commission was established in early 2010 at the direction of President Obama. The President's directive was based on his assessment that the nation's approach to managing used nuclear fuel, primarily through the repository at Yucca Mountain, has proven to be ineffective.
The Blue Ribbon Commission's report recommended a strategy with several key elements including: a new consent-based approach to siting future nuclear waste management facilities; a new organization dedicated solely to implementing the waste management program; access to the funds nuclear utility ratepayers are providing for the purpose of nuclear waste management; prompt efforts to develop geologic disposal facilities, consolidated storage facilities and to prepare for the eventual large-scale transport of spent nuclear fuel and high-level waste to consolidated storage and disposal facilities. PNM and APS are monitoring this matter, but cannot predict the proposed timing for implementation of the recommended strategy.
All spent nuclear fuel from PVNGS is being stored on-site. PVNGS has sufficient capacity at its on-site independent spent fuel storage installation (“ISFSI”) to store all of the nuclear fuel that will be irradiated during the initial operating license periods, which end in November 2027. Additionally, PVNGS has sufficient capacity at its on-site ISFSI to store a portion of the fuel that will be irradiated during the extended license periods, which end in November 2047. If uncertainties regarding the United States government's obligation to accept and store spent fuel are not favorably resolved, the PVNGS participants will evaluate alternative storage solutions. These may obviate the need to expand the ISFSI to accommodate all of the fuel that will be irradiated during the extended license periods.
In addition to the spent fuel stored at PVNGS's on-site ISFSI, PVNGS also generates certain types of low level radioactive waste that are stored on-site. Currently, the higher radioactivity of the low level wastes is stored on-site since industry access to a disposal site was eliminated several years ago. The NRC is considering regulations that would allow the industry to eliminate much of this waste by blending it with lower level waste so that it can be disposed of at a facility such as the one PVNGS utilizes in Utah.

Water Supply

See Note 16 for information about PNM's water supply.

ENVIRONMENTAL MATTERS

Electric utilities are subject to stringent laws and regulations for protection of the environment by local, state, federal, and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has the authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act. The liabilities under these laws and regulations can be material. In some instances, liabilities may be imposed without regard to fault, or may be imposed for past acts, whether or not such acts were lawful at the time they occurred. The construction expenditure projection does not include any amounts related to environmental upgrades at SJGS or Four Corners that may be required by EPA to address regional haze described in Note 16 or any other significant expenditures for environmental control facilities. See MD&A - Other Issues Facing the Company - Climate Change Issues for information on GHG. In addition, Note 16 contains information related to the following matters, incorporated in this item by reference:

•	PVNGS Decommissioning Funding

•	Nuclear Spent Fuel and Waste Disposal

•	Environmental Matters under the caption “The Clean Air Act”

•	Endangered Species Act

•	Cooling Water Intake Structures

•	Santa Fe Generating Station

•	Environmental Matters under the caption “Coal Combustion Waste Disposal”

•	Hazardous Air Pollutants (“HAPs”) Rulemaking

COMPETITION

Regulated utilities are generally not subject to competition from other utilities in areas that are under the jurisdiction of state regulatory commissions. In New Mexico, PNM does not have competition for services provided to its retail electric customers. In Texas, TNMP is not currently in any direct retail competition with any other regulated electric utility. However, PNM and TNMP are subject to customer conservation activities and initiatives to utilize alternative energy sources or otherwise bypass the PNM and TNMP systems.

PNM is subject to varying degrees of competition in certain territories adjacent to or within the areas it serves. This competition comes from other utilities in its region as well as rural electric cooperatives and municipal utilities.  PNM is involved in the generation and sale of electricity into the wholesale market.  It is subject to competition from regional utilities with similar opportunities to generate and sell energy at market-based prices and larger trading entities that do not own or operate generating assets.

EMPLOYEES
The following table sets forth the number of employees of PNMR, PNM, and TNMP as of December 31, 2011:

	PNMR	PNM	TNMP
Corporate (1)	492	—	—
PNM Electric	1,117	1,117	—
TNMP Electric	342	—	342
Total	1,951	1,117	342

(1)Represents employees of PNMR Services Company.
As of December 31, 2011, PNM Electric had 635 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW that was entered into in May 2009 and expires April 30, 2012. PNMR has no other employees represented by unions. Negotiations for a new agreement with the IBEW began in February 2012.  While the Company is optimistic that a timely agreement will be reached, PNM cannot, at this time, predict the outcome of the negotiations.

PNM has completed contingency planning for certain scenarios that may occur as a result of negotiations. In the negotiations, PNM is focusing its efforts towards meeting four objectives:  improved safety, continued compliance, continued reliability, and cost management. The wages and benefits for all PNM employees who are members of the IBEW are typically included in the rates charged to electric customers, subject to approval of the NMPRC.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Statements made in this filing that relate to future events or PNMR's, PNM's, or TNMP's expectations, projections, estimates, intentions, goals, targets, and strategies are made pursuant to the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements are based upon current expectations and estimates. PNMR, PNM, and TNMP assume no obligation to update this information.

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR's, PNM's, and TNMP's business, financial condition, cash flow, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•	The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions

•	The ability of the Company to successfully forecast and manage its operating and capital expenditures

•	State and federal regulatory, legislative, and judicial decisions and actions on ratemaking matters

•	State and federal regulation or legislation relating to environmental matters, including the resultant impacts on the operations and economic viability of PNM's generating plants

•	The risk that recently enacted reliability standards regarding available transmission capacity may negatively impact the operation of PNM's transmission system

•	The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by a number of significant operational issues

•	Variability of prices and volatility and liquidity in the wholesale power and natural gas markets

•	Changes in price and availability of fuel and water supplies

•	Uncertainties surrounding the mine fire incident at the mine supplying coal to SJGS

•	Uncertainty surrounding the status of PNM's participation in jointly-owned generation projects resulting from the scheduled expiration of the operational documents for the projects

•	The risks associated with completion of generation, transmission, distribution, and other projects

•	Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties

•
Uncertainty regarding the requirements and related costs of decommissioning power plants and coal mines supplying certain power plants, as well as the ability to recover decommissioning costs from customers

•
The impacts on the electricity usage of the Company's customers due to performance of state, regional, and national economies and mandatory energy efficiency measures, weather, seasonality, and other changes in supply and demand

•	The Company's ability to access the financial markets, including disruptions in the credit markets, actions by ratings agencies, and fluctuations in interest rates

•	The potential unavailability of cash from PNMR's subsidiaries due to regulatory, statutory, or contractual restrictions

•	The impacts of decreases in the values of marketable equity securities maintained to provide for nuclear decommissioning and pension and other postretirement benefits

•	The effectiveness of risk management and commodity risk transactions

•	The outcome of legal proceedings, including the extent of insurance coverage

•	Changes in applicable accounting principles

For information about the risks associated with the use of derivative financial instruments see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

The business and financial results of PNMR, PNM, and TNMP are subject to a number of risks and uncertainties, including those set forth below and in MD&A, Note 16, and Note 17. TNMP provides transmission and distribution services to REPs that provide electric service to consumers in TNMP's service territories. References to customers in the risk factors discussed below also encompass the customers of these REPs who are the ultimate consumers of electricity transmitted and distributed through TNMP's facilities.

Regulatory Factors

The profitability of PNMR's utilities depends on being able to recover their costs through regulated rates and earn a fair return on invested capital.

The rates PNM charges its customers are regulated by the NMPRC and FERC. TNMP is regulated by the PUCT. Under its current rate settlement, PNM cannot request a general rate increase for its New Mexico customers that would be effective prior to July 1, 2013. The Company anticipates a trend toward increasing costs, for which it might have to seek regulatory recovery. These include or are related to:

•	New asset construction related to the provision of electric service

•	Potential environmental compliance expenditures

•	The regulatory mandate to generate power from renewable resources

•	Energy efficiency mandates

•	Fuel costs

•	Costs related to rights-of-way, pension and benefit expenses

•	Depreciation expenses

Without timely cost recovery and the authorization to earn a reasonable return on invested capital, the Company's liquidity and results of operations could be negatively impacted.

Under New Mexico law, utilities may propose the use of a future test year in establishing rates. As with any forward looking financial information, a future test year presents challenges that are inherent in the forecasting process. Forecasts of both operating and capital expenditures necessitate reliance on many assumptions concerning future conditions and operating results. Accordingly, if PNM chooses to request rates based on a future test year, but cannot successfully support it, cash flows and results of operations may be negatively impacted. This could result from not being able to withstand challenges from regulators and intervenors regarding the utility's capability to make reasonable forecasts.

PNM recovers the cost of fuel for its generation facilities through its FPPAC. The coal supply contracts that provide fuel for SJGS and Four Corners expire in 2017 and 2016. Coal supply has not been arranged for periods after the existing contracts expire. It is possible that extended contracts with the existing suppliers or new contracts for coal from alternative sources could result in higher prices. Although PNM believes such costs would continue to be recovered through the FPPAC, there can be no assurance that full recovery would continue to be allowed.

PNMR's utilities are subject to numerous federal, state and local environmental laws and regulations that may significantly limit or affect their operations and financial results.

Compliance with federal, state, and local environmental laws and regulations may result in increased capital, operating, and other costs. These costs could include remediation, containment, and monitoring expenses. PNMR, PNM, and TNMP cannot predict how they would be affected if existing environmental laws and regulations were to be revised, or if new environmental statutes and rules were to be adopted. See Note 16.

Recently, EPA issued its proposed BART determinations for both SJGS and Four Corners under the program to address regional haze in the “four corners” area. If the proposals are finalized in the form issued, the levels of NOx emitted at both SJGS and Four Corners would have to be reduced. This would require significant capital expenditures and increased operating costs for the installation of SCR technology at both generating stations.

PNM depends on fossil-fueled generation for a significant share of its electricity. Therefore, it could be exposed to possible future GHG regulations imposed by New Mexico and/or the federal government. Any such regulations could result in additional operating restrictions on facilities and increased generation and compliance costs.

CCBs from the operation of SJGS are currently being used in the reclamation of a surface coal mine. These CCBs consist of fly ash, bottom ash, and gypsum. Any new regulation that would affect the reclamation process, including CCBs being classified as hazardous waste by EPA, could significantly increase the costs of the disposal of CCBs.

A regulatory body may identify a site requiring environmental cleanup and designate PNM or TNMP as a reasonable party. There is also uncertainty in quantifying exposure under environmental laws that impose joint and several liability on all potentially responsible parties. Failure to comply with environmental laws and regulations, even if caused by factors beyond PNM's or TNMP's control, may result in the assessment of civil or criminal penalties and fines.

PNMR and its operating subsidiaries may underestimate the costs of environmental compliance, liabilities, and litigation due to the uncertainty currently inherent in these factors. Although there is uncertainty about the timing and form of regulations regarding climate change, CCBs, and other power plant emissions, such regulations could have a material impact on operations. It is possible that requirements to comply with the final BART determinations, combined with the financial impact of possible future climate change regulation or legislation, if any, other environmental regulations, the result of litigation, the adequacy and timeliness of cost recovery mechanisms, and other business considerations, could jeopardize the economic viability of SJGS and/or Four Corners or the ability of individual participants to continue participation in those plants. Timely regulatory recovery of costs associated with any environmental-related regulations would be needed to maintain a strong financial and operational profile. The above factors could adversely affect the Company's businesses, financial position, results of operations, and liquidity.

PNMR, PNM, and TNMP are subject to complex government regulation, which may have a negative impact on their businesses, financial position and results of operations.

To operate their businesses, PNMR, PNM, and TNMP are required to have numerous permits and approvals from a variety of regulatory agencies. Regulatory bodies with jurisdiction over the utilities include the NMPRC, NMED, PUCT, TCEQ, ERCOT, FERC, NRC, EPA, and NERC. Oversight by these agencies cover many aspects of the Company`s utility operations. These include: siting, construction, and operation of facilities; the purchase of power under long-term contracts; conditions of service; the issuance of securities; and rates charged to customers.

FERC has issued a number of rules pertaining to preventing undue discrimination in transmission services and electric reliability standards. In one of these, issued in 2011, FERC revised the determination of total transmission capability under the reliability standards for transmission systems. The order could potentially reduce the total transmission capacity that we use to deliver our generation resources to customers. Such reductions could require us to acquire additional transmission rights or assets, which could involve substantial investments and a significant amount of time to accomplish.

PNMR and its subsidiaries are unable to predict the impact on their business and operating results from future actions of any agency regulating us. Changes in existing regulations or the adoption of new ones could result in additional expenses and/or changes in our business operations. In turn, operating results could be adversely impacted.

Operational Factors

The financial performance of PNMR, PNM, and TNMP may be adversely affected if power plants and transmission and distribution systems do not operate efficiently.

Our financial performance depends on the successful operation of PNM's generation assets, as well as the transmission and distribution systems of PNM and TNMP. Unscheduled or longer than expected maintenance outages, other performance problems with the electric generation assets, severe weather conditions, accidents and other catastrophic events, disruptions in the delivery of fuel, and other factors could result in PNM's load requirements being larger than available system generation capacity. If this were to occur, PNM would be required to purchase electricity in either the wholesale market or spot market at the then-current market price. There can be no assurance that sufficient electricity would be available at reasonable prices, or available at all. The failure of transmission or distribution facilities may also affect PNM`s and TNMP`s ability to deliver power. These potential generation, distribution, and transmission problems, and any service interruptions related to them, could result in lost revenues and additional costs.

Customer electricity usage could be reduced by increases in prices we charge and other factors.  This could result in underutilization of PNM's generating capacity, as well as the capacities of PNM's and TNMP's transmission and distribution systems.  Should this occur, operating and capital costs might not be fully recovered, and financial performance thus negatively impacted.

Many factors influence customers' electricity purchases.  These include, but are not limited to:

•	Increases in rates charged by PNM and TNMP

•	Rates charged by REPs utilizing TNMP's facilities to deliver power

These factors and others may prompt customers to institute energy efficiency measures or take other actions that would result in lower power consumption. If customers bypass or underutilize our facilities through self-generation, through renewable or other energy resources, technological change, or other measures, our revenues would be negatively impacted.

PNM's and TNMP's service territories include several military bases and federally funded national laboratories, as well as large industrial customers that have significant direct and indirect impacts on the local economies where they operate.  We do not directly provide service to any of the military bases or national laboratories, but do provide service to large industrial customers. Our business could be hurt from the impacts on the local economies associated with these customer groups, as well as directly from the large industrial customers, for a number of reasons, including:

•	Federally-mandated base closures or significant curtailment of the activities at the bases or national laboratories

•	Closure of industrial facilities or significant curtailment of their activities

Another factor that could negatively impact us is that initiatives are periodically undertaken in various localities to municipalize or otherwise take over Company facilities.  If any such municipalization initiative is successful, the result could be a material reduction in the usage of our facilities.

Should any of the above factors result in our facilities being underutilized, our financial position, operational results, and cash flows could be significantly impacted.

Demand for power could exceed supply capacity, resulting in increased costs for purchasing capacity in the open market or building additional generation facilities.

PNM is obligated to supply power to retail customers and certain wholesale customers. At peak times, power demand could exceed PNM's available generation capacity. Market or competitive forces may require PNM to purchase capacity on the open market or build additional generation capabilities. Regulators or market conditions may not permit PNM to pass all of these purchases or construction costs on to their customers. If that occurs, PNM may not be able to recover these costs fully. Or, there may be a lag between when costs are incurred and when regulators permit recovery in customers' rates. These situations could have negative impacts on results of operations and cash flows.

There are inherent risks in the ownership and operation of nuclear facilities.

PNM has a 10.2% undivided interest in PVNGS, representing 17.1% of PNM's total owned and leased generating capacity. Portions of the interests in Units 1 and 2 are held under leases. PVNGS is subject to environmental, health, and financial risks, including, but not limited to:

•	The ability to obtain adequate supplies of nuclear fuel and water

•	The ability to dispose of spent nuclear fuel

•	Decommissioning of the plant

•	Securing the facilities against possible terrorist attacks

•	Unscheduled outages due to equipment failures

PNM maintains trust funds designed to provide adequate financial resources for decommissioning at the end of the expected life of the PVNGS units. However, if the units are decommissioned before their planned date, these funds may prove to be insufficient. PNM also has external insurance coverage to minimize its financial exposure to some risks. However, it is possible that liabilities associated with nuclear operations could exceed the amount of insurance coverage. See Note 16.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of noncompliance, the NRC has the authority, depending upon the NRC's assessment of the severity of the situation, to impose monetary civil penalties or a progressively increased inspection regime. This could ultimately result in the shutdown of a unit, the removal of a unit from service until compliance is achieved, or both. Increased costs resulting from penalties, a heightened level of scrutiny, and/or implementation of plans to achieve compliance with NRC requirements could adversely affect the financial condition, results of operations, and cash flows of PNMR and PNM.

The PVNGS participants have no reason to anticipate a serious nuclear incident at PVNGS. However, if an incident did occur, it could materially and adversely affect the results of operations and financial condition of PNM and PNMR. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit. For example, as a result of the March 2011 earthquake and tsunami that caused significant damage to the Fukushima Daiichi Nuclear Power Plant in Japan, there may be additional regulations or other changes that would affect PVNGS.

Costs of decommissioning, remediation, and restoration of nuclear and fossil-fueled power plants, as well as related coal mines, could exceed the estimates of PNMR and PNM, which could negatively impact results of operations and liquidity.

PNM has interests in a nuclear power plant, two coal-fired power plants, and several natural gas-fired power plants. PNM is obligated to pay for the costs of decommissioning its share of the power plants. PNM is also obligated to pay for its share of the costs of decommissioning the mines that supply coal to the coal-fired power plants. Rates charged by PNM to its customers, as approved by the NMPRC, include a provision for recovery of certain costs of decommissioning, remediation, and restoration. The NMPRC has established a cap on decommissioning costs for the surface coal mines. In the event any of these costs exceed current estimates and PNM is unsuccessful in recovering the expenses through increased rates, results of operations will be negatively impacted.

PNMR, PNM, and TNMP are subject to information security risks and risks of unauthorized access to their systems.

The Company functions in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure.  In the regular course of business, the utilities handle a range of sensitive security and customer information. PNM and TNMP are subject to different agencies' laws and rules concerning safeguarding and maintaining the confidentiality of this information. Despite implementation of security measures, the technology systems are vulnerable to disability, failures, or unauthorized access.  Such failures or breaches of the systems could impact the reliability of PNM's generation and PNM's and TNMP's transmission and distribution systems, including the possible unauthorized shutdown of our facilities. If the technology systems were to fail or be breached and not recovered in a timely way, critical business functions could be impaired and sensitive confidential data could be compromised. A security breach of the Company's information systems could have a material adverse impact on the operations and financial condition of PNMR, PNM, and TNMP. Such a breach could involve theft or the inappropriate release of certain types of information, including confidential data related to customers or operating systems.

General Economic and Weather Factors
General economic conditions of the state, region, and nation can affect our customers and suppliers. Economic recession or downturn may result in decreased consumption and increased bad debt expense, and could also negatively impact our suppliers, all of which could negatively impact us.
Economic activity is a key factor in PNMR subsidiaries' performance. Decreased economic activity can lead to declines in energy consumption, which could adversely affect future revenues, earnings, and growth.  Higher unemployment rates both in our service territories and nationwide could result in commercial customers ceasing operations and lower levels of income for our residential customers. These customers might then be unable to pay their bills on time, which could increase bad debt expense and negatively impact results of operations and cash flows. Economic conditions also impact the supply and/or cost of commodities and materials needed to construct or acquire utility assets or make necessary repairs.

The operating results of PNMR and its operating subsidiaries fluctuate on a seasonal and quarterly basis as well as being affected by weather conditions, including regional drought.

Electric generation, transmission, and distribution are generally seasonal businesses that vary with the demand for power. With power consumption typically peaking during the hot summer months, revenues traditionally peak during that period. As a result, quarterly operating results of PNMR and its operating subsidiaries vary throughout the year. In addition, PNMR and its operating subsidiaries have historically had less revenues resulting in earning less income when weather conditions are milder. Unusually mild weather in the future could reduce the revenues, net earnings, and cash flows of the companies.

Drought conditions in New Mexico, especially in the “four corners” region, where SJGS and Four Corners are located, may affect the water supply for PNM's generating plants.  If inadequate precipitation occurs in the watershed that supplies that region, PNM may have to decrease generation at these plants. This would require PNM to purchase power to serve customers and/or reduce the ability to sell excess power on the wholesale market and reduce revenues. Drought conditions or actions taken by regulators or legislators could limit PNM's supply of water, which would adversely impact PNM's and PNMR's business. Although PNM has in place supplemental contracts and voluntary shortage sharing agreements with tribes and other water users in the “four corners” region, PNM cannot be certain these contracts will be enforceable in the event of a major drought or that it will be able to renew these contracts in the future.

TNMP`s service areas are exposed to extreme weather, including high winds, drought, flooding, and periodic hurricanes. These severe weather events can physically damage TNMP's owned facilities. Such an occurrence both disrupts the ability to deliver energy and increases costs. Extreme weather can also reduce customers' usage and demand for energy. These factors could negatively impact results of operations and cash flows.

Financial Factors

Disruption in the credit and capital markets may impact our growth strategy and ability to raise capital.
PNMR and its subsidiaries rely on access to both short-term money markets and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations, including energy infrastructure investments and new projects. In general, the Company relies on its short-term credit facilities as the initial source to finance construction expenditures. This results in increased borrowings under the facilities over time. The Company is currently projecting total construction expenditures for the years 2012-2016 to be $1,306.9 million. If PNMR or its operating subsidiaries are not able to access capital at competitive rates, or at all, PNMR's ability to finance capital requirements and implement its strategy will be limited. Disruptions in the credit markets, which could negatively impact our access to capital, could be caused by:

•	An economic recession

•	Declines in the health of the banking sector generally, and the failure of specific banks who are parties to our credit facilities

•	The bankruptcy of an unrelated energy company

•	Terrorist attacks or threatened attacks on facilities of PNMR's operating subsidiaries

•	Deterioration in the overall health of the utility industry

If our cash flow and credit and capital resources are insufficient to fund our capital expenditure plans, we may be forced to delay important capital investments, sell assets, seek additional equity or debt capital, or restructure our debt. In addition, insufficient cash flows and capital resources may result in reductions of our credit ratings. This could harm our ability to incur additional indebtedness on acceptable terms and would result in an increase in the interest rates applicable under our credit facilities. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations. This could cause us to default on our obligations and further impair our liquidity.
Future reduction in our credit ratings could materially and adversely affect our business, financial position, results of operations, and liquidity.

PNMR, PNM, and TNMP cannot be sure that any of their current ratings will remain in effect for any given period of time or that a rating will not be put under review for a downgrade, lowered, or withdrawn entirely by a rating agency. Downgrades could result in increased borrowing costs due to higher interest rates in future financings, a smaller potential pool of investors, and decreased funding sources. It also could require the provision of additional support in the form of letters of credit and cash or other collateral to various counterparties.

PNMR may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay dividends or distributions to PNMR.

PNMR is a holding company and has no operations of its own. PNMR's ability to meet its financial obligations and to pay dividends on its common stock primarily depends on the net income and cash flows of PNM and TNMP and their capacity to pay upstream dividends or distributions. Prior to providing funds to PNMR, PNM and TNMP have financial and regulatory obligations that must be satisfied, including among others, debt service and, in the case of PNM, preferred stock dividends.

The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC has also restricted PNM from paying dividends in any year, as determined on a rolling four-quarter basis, in excess of net earnings without prior NMPRC approval. PNM is permitted to pay dividends to PNMR from prior equity contributions made by PNMR. Additionally, PNM has various financial covenants that limit the transfer of assets, through dividends or other means.

Further, the ability of PNMR to declare dividends depends upon:

•	The extent to which cash flows will support dividends

•	The Company's financial circumstances and performance

•	NMPRC's and PUCT's decisions in various regulatory cases currently pending and which may be docketed in the future

•	Conditions imposed by the NMPRC or PUCT

•	The effect of federal regulatory decisions and legislative acts

•	Economic conditions in the United States

•	Future growth plans and the related capital requirements

•	Other business considerations

Impairments of intangible long-lived assets of PNMR, PNM, and TNMP could adversely affect their business, financial position, liquidity, and results of operations.

PNMR, PNM, and TNMP annually evaluate their intangible long-lived assets, including goodwill, for impairment. They also assess tangible and intangible long-lived assets whenever indicators of impairment exist. Factors that affect the long-term value of these assets as well as other economic and market conditions could result in impairments. Significant impairments could adversely affect our business, financial position, liquidity, and results of operations.

Declines in values of marketable securities held in trust funds for pension and other postretirement benefits and in the NDT could result in sustained increases in costs and funding requirements for those obligations, which may affect operational results.

The Company targets 42% of its pension trust funds and 70% of its trust funds for other postretirement benefits to be invested in marketable equity securities. Over one-half of funds held in the NDT are typically invested in marketable equity securities. Declines in market values could result in increased funding of the trusts as well as the recognition of losses as impairments for the NDT and additional expense for the benefit plans.

PNM's PVNGS leases describe certain events, including “Events of Loss” and “Deemed Loss Events”, the occurrence of which could require PNM to take ownership of the underlying assets and pay the lessors for the assets.

The “Events of Loss” generally relate to casualties, accidents, and other events at PVNGS, including the occurrence of specified nuclear events, which would severely adversely affect the ability of the operating agent, APS, to operate, and the ability of PNM to earn a return on its interests in PVNGS.  The “Deemed Loss Events” consist primarily of legal and regulatory changes (such as issuance by the NRC of specified violation orders, changes in law making the sale and leaseback transactions illegal, or changes in law making the lessors liable for nuclear decommissioning obligations). PNM believes that the probability of such “Events of Loss” or “Deemed Loss Events” occurring is remote for the following reasons: (1) to a large extent, prevention of “Events of Loss” and some “Deemed Loss Events” is within the control of the PVNGS participants through the general PVNGS operational and safety oversight process; and (2) other “Deemed Loss Events” would involve a significant change in current law and policy. PNM is unaware of any proposals pending or being considered for introduction in Congress, or in any state legislative or regulatory body that, if adopted, would cause any of those events. See Note 7.

Governance Factors

Provisions of PNMR's organizational documents, as well as several other statutory and regulatory factors, will limit another party's ability to acquire PNMR and could deprive PNMR's shareholders of the opportunity to receive a takeover premium for shares of PNMR's common stock.

PNMR's restated articles of incorporation and by-laws include a number of provisions that may have the effect of discouraging persons from acquiring large blocks of PNMR's common stock, or delaying or preventing a change in control of PNMR. The material provisions that may have such an effect include:

•
Authorization for the Board to issue PNMR's preferred stock in series and to fix rights and preferences of the series (including, among other things, voting rights and preferences with respect to dividends and other matters)

•	Advance notice procedures with respect to any proposal other than those adopted or recommended by the Board

•
Provisions specifying that only a majority of the Board, the chairman of the Board, the chief executive officer, or holders of at least one-tenth of all of PNMR's shares entitled to vote may call a special meeting of stockholders

Under the New Mexico Public Utility Act, NMPRC approval is required for certain transactions that may result in PNMR's change in control or exercise of control, including ownership of 10% or more of PNMR's voting stock. Certain acquisitions of PNMR's outstanding voting securities also require FERC approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
PNMR
The significant properties owned by PNMR include those owned by PNM and TNMP and are disclosed below.
PNM
See Sources of Power in Item. 1 Business above for information on PNM’s owned and leased capacity in electric generating stations.
As of December 31, 2011, PNM owned, jointly owned, or leased, 3,189 circuit miles of electric transmission lines, 5,825 miles of distribution overhead lines, 5,548 cable miles of underground distribution lines (excluding street lighting), and 271 substations.
PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private, and Native American lands. PNM leases interests in PVNGS Units 1 and 2 and related property, Delta, EIP and associated equipment, data processing, communication, office and other equipment, office space, vehicles, and real estate. PNM also owns and leases service and office facilities in Albuquerque and in other areas throughout its service territory. See Note 7.
TNMP
TNMP’s facilities consist primarily of transmission and distribution facilities located in its service areas. TNMP also owns and leases service and office facilities in other areas throughout its service territory. As of December 31, 2011, TNMP owned 966 circuit miles of overhead electric transmission lines, 7,054 pole miles of overhead distribution lines, 1,059 circuit miles of underground distribution lines, and 108 substations.

ITEM 3.	LEGAL PROCEEDINGS
See Note 16 and Note 17 for information related to the following matters for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 16

•	Regional Haze – SJGS

•	Regional Haze – Four Corners

•	SJGS Operating Permit Challenge

•	Citizen Suit Under the Clean Air Act

•	Navajo Nation Environmental Issues

•	Four Corners New Source Review

•	Santa Fe Generating Station

•	Coal Combustion Waste Disposal – Sierra Club Allegations

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Western United States Wholesale Power Market

•	Begay v. PNM et al

•	Transmission Issues

Note 17

•	PNM – Emergency FPPAC

•	PNM – Renewable Portfolio Standard

•	PNM – Energy Efficiency and Load Management-Disincentives/Incentives Adder

•	PNM – 2010 Electric Rate Case

•	PNM – Transmission Rate Case

•	PNM – Firm-Requirements Wholesale Customer Rate Case

•	TNMP Competitive Transition Charge True-Up Proceeding

•	TNMP – Interest Rate Compliance Tariff

•	TNMP – 2010 Rate Case

•	TNMP – Advance Meter System Deployment and Surcharge Request

•	TNMP – Remand of ERCOT Transmission Rates for 1999 and 2000

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS OF PNM RESOURCES, INC.
All officers are elected annually by the Board of PNMR. Executive officers, their ages as of February 22, 2012 and offices held with PNMR for the past five years, or other companies if less than five years with PNMR, are as follows:

Name	Age	Office	Initial Effective Date
P. K. Collawn	53	Chairman, President, and Chief Executive Officer	January 2012
		President and Chief Executive Officer	March 2010
		President and Chief Operating Officer	August 2008
		President, Utilities	June 2007
		President and CEO - Public Service Company of Colorado, Xcel Energy	October 2005
C. N. Eldred	58	Executive Vice President and Chief Financial Officer	July 2007
		Senior Vice President and Chief Financial Officer	January 2006
P. V. Apodaca	60	Senior Vice President, General Counsel and Secretary	January 2010
		University Counsel, University of New Mexico	May 2006
R. E. Talbot	51	Senior Vice President and Chief Operating Officer	January 2012
		Chief Operating Officer, Power Supply and Power Delivery - Indianapolis Power and Light Company	June 2011
		Senior Vice President, Power Supply - Indianapolis Power and Light Company	February 2007
		Senior Vice President, Customer Operations -Indianapolis Power and Light Company	August 2003
R. N. Darnell	54	Senior Vice President, Public Policy	December 2011
		Vice President, Regulatory Affairs	April 2008
		Director, Regulatory Administration South - Xcel Energy	January 2007
		Director, Pricing and Planning - Xcel Energy	October 2000
T. G. Sategna	58	Vice President and Corporate Controller	October 2003

PART II

ITEM 5.	MARKET FOR PNMR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange (Symbol: PNM). Ranges of sales prices of PNMR’s common stock, reported as composite transactions, and dividends declared on the common stock for 2011 and 2010, by quarters, are as follows:

Quarter Ended	Range of Sales Prices		Dividends
	High	Low	Per Share
2011
March 31	$15.16	$12.96	$0.125
June 30	17.10	14.46	0.125
September 30	17.14	12.75	0.125
December 31	19.17	15.81	0.125
Fiscal Year	19.17	12.75	0.500
2010
March 31	$13.39	$11.14	$0.125
June 30	13.96	11.14	0.125
September 30	12.90	10.81	0.125
December 31	13.42	11.37	0.125
Fiscal Year	13.96	10.81	0.500

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.125 per share in July 2010 and July 2011, which are reflected as being in the second quarter above. The Board declared dividends on common stock considered to be for the third quarter of $0.125 per share in September 2010 and September 2011, which are reflected as being in the third quarter above. On December 6, 2011 and February 28, 2012, the Board declared quarterly dividends of $0.125 and $0.145 per share. PNMR targets a long-term dividend payout ratio of 50% to 60% of consolidated earnings. During the period it was outstanding, PNMR's convertible preferred stock, Series A was entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.
On February 22, 2012, there were 12,067 holders of record of PNMR’s common stock.
See Note 5 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.
See Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Preferred Stock
PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2010 and 2011. PNMR purchased and retired all of its outstanding convertible preferred stock, Series A effective September 23, 2011. TNMP does not have any preferred stock outstanding.
Sales of Unregistered Securities
None.
Acquisition of Equity Securities
The following table provides information about PNMR purchases of equity securities that are registered by PNMR pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2011 - October 31, 2011	—	—	—	$156,525,493
November 1, 2011 - November 30, 2011(1)	7,019,550	$17.90	7,019,550	$—
December 1, 2011 - December 31, 2011	—	$—	7,019,550	$—
Total	7,019,550	$17.90	7,019,550	$—

(1)
On September 23, 2011, PNMR announced that the Board approved a stock repurchase program under which equity purchases of up to $230.0 million were authorized. On October 5, 2011, PNMR completed the purchase from Cascade of all of PNMR's outstanding convertible preferred stock, Series A for an aggregate purchase price of $73.5 million. The preferred stock was not registered under Section 12 of the Exchange Act. The shares of preferred stock were convertible into 4,778,000 shares of PNMR's common stock. On November 10, 2011, PNMR completed the purchase of 7,019,550 shares of PNMR's common stock from Cascade for an aggregate purchase price of approximately $125.7 million. On November 22, 2011, PNMR announced that it had completed its current plans for equity purchases.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data and comparative operating statistics for PNMR should be read in conjunction with the Consolidated Financial Statements and Notes thereto and MD&A. PNMR results include results for the Twin Oaks business through May 31, 2007, when it was contributed to Optim Energy. On January 30, 2009, PNM completed the sale of its gas operations, which are considered discontinued operations and excluded from continuing operations information in the table below. PNMR sold First Choice on November 1, 2011. First Choice is included in the following information through October 31, 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES
	2011	2010	2009	2008	2007
	(In thousands except per share amounts and ratios)
Total Operating Revenues from Continuing Operations	$1,700,619	$1,673,517	$1,647,744	$1,959,522	$1,914,029
Earnings (Loss) from Continuing Operations	$190,934	$(31,124)	$65,933	$(297,565)	$59,886
Net Earnings (Loss)	$190,934	$(31,124)	$136,734	$(262,937)	$75,402
Net Earnings (Loss) Attributable to PNMR	$176,359	$(45,215)	$124,316	$(270,644)	$74,874
Earnings (Loss) from Continuing Operations Attributable to PNMR per Common Share
Basic	$1.98	$(0.49)	$0.58	$(3.66)	$0.77
Diluted	$1.96	$(0.49)	$0.58	$(3.66)	$0.76
Net Earnings (Loss) Attributable to PNMR per Common Share
Basic	$1.98	$(0.49)	$1.36	$(3.24)	$0.98
Diluted	$1.96	$(0.49)	$1.36	$(3.24)	$0.96
Cash Flow Data
Net cash flows from operating activities	$292,240	$287,352	$87,706	$88,625	$223,061
Net cash flows from investing activities	$19,778	$(275,906)	$379,726	$(320,715)	$(73,531)
Net cash flows from financing activities	$(312,331)	$(10,683)	$(593,435)	$354,943	$(255,158)
Total Assets	$5,204,613	$5,225,083	$5,359,921	$6,147,982	$5,872,136
Long-Term Debt, including current installments	$1,674,013	$1,565,847	$1,567,331	$1,584,705	$1,681,078
Common Stock Data
Market price per common share at year end	$18.23	$13.02	$12.65	$10.08	$21.45
Book value per common share at year end	$19.76	$17.90	$19.13	$19.13	$22.03
Tangible book value per share at year end	$16.27	$14.10	$15.33	$15.31	$14.59
Average number of common shares outstanding - diluted	89,757	91,557	91,671	83,468	77,928
Dividends declared per common share	$0.500	$0.500	$0.500	$0.605	$0.920
Capitalization
PNMR common stockholders’ equity	48.3%	47.8%	49.6%	49.3%	50.0%
Convertible preferred stock	—	3.1	3.0	3.0	—
Preferred stock of subsidiary, without mandatory redemption requirements	0.3	0.4	0.3	0.3	0.3
Long-term debt	51.4	48.7	47.1	47.4	49.7
	100.0%	100.0%	100.0%	100.0%	100.0%

Note: The book value per common share at year end, tangible book value per share at year end, average number of common shares outstanding, and return on average common equity reflect the Series A convertible preferred stock as if it was converted into common stock at the date of its issuance on November 17, 2008 through September 23, 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS
	2011	2010	2009	2008	2007
	(In thousands)
PNM Electric Revenues
Residential	$390,380	$355,905	$320,965	$296,121	$265,418
Commercial	386,383	355,699	330,552	326,408	294,755
Industrial	94,883	85,576	79,540	100,665	99,970
Public authority	23,970	21,302	19,770	19,135	15,112
Transmission	43,637	38,667	36,075	33,161	32,325
Firm-requirements wholesale	34,127	31,870	29,048	46,854	46,257
Other sales for resale	69,318	121,729	140,314	345,948	396,583
Mark-to-market activity	4,214	(3,599)	151	56,560	(44,318)
Other	10,377	9,979	11,594	18,090	30,872
Total PNM Electric Revenues	$1,057,289	$1,017,128	$968,009	$1,242,942	$1,136,974
TNMP Electric Revenues
Residential	$100,290	$83,645	$74,739	$71,673	$69,488
Commercial	84,896	77,474	73,346	72,786	70,146
Industrial	13,065	12,342	12,113	13,849	7,876
Other	39,607	39,127	32,434	31,974	32,911
Total TNMP Revenues	$237,858	$212,588	$192,632	$190,282	$180,421
Altura Wholesale Revenues
Long-term contracts	$—	$—	$—	$—	$65,395
First Choice Revenues
Residential	$260,161	$305,834	$349,629	$407,350	$390,329
Commercial	166,498	159,785	160,998	205,518	206,576
Trading gains (losses)	—	(4)	14	(49,931)	(3,553)
Other	12,791	17,588	18,177	19,287	7,343
Total First Choice Revenues	$439,450	$483,203	$528,818	$582,224	$600,695

Notes: Altura Wholesale includes Twin Oaks through May 31, 2007, when Altura was contributed to Optim Energy.

PNM Gas, which was sold on January 30, 2009, is reported as discontinued operations and has been excluded from the above table.

First Choice is included through October 31, 2011, when it was sold by PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS
	2011	2010	2009	2008	2007
PNM Electric MWh Sales
Residential	3,402,842	3,361,472	3,264,378	3,221,894	3,208,593
Commercial	4,043,796	4,015,999	3,899,121	4,029,802	4,006,373
Industrial	1,560,867	1,449,933	1,454,480	1,657,580	1,920,086
Public authority	282,062	263,424	249,554	253,079	236,651
Firm-requirements wholesale	650,356	677,508	689,740	1,123,539	1,121,695
Other sales for resale	2,076,869	2,203,787	3,996,317	5,095,183	6,897,307
Total PNM Electric MWh Sales	12,016,792	11,972,123	13,553,590	15,381,077	17,390,705
TNMP Electric MWh Sales
Residential	2,862,337	2,699,601	2,582,555	2,533,025	2,520,605
Commercial	2,360,998	2,260,505	2,216,870	2,206,155	2,195,962
Industrial	2,578,877	2,241,452	1,983,165	2,094,789	1,927,934
Other	108,664	103,341	107,091	107,524	100,581
Total TNMP MWh Sales	7,910,876	7,304,899	6,889,681	6,941,493	6,745,082
Altura Wholesale MWh Sales
Long-term contracts	—	—	—	—	915,883
First Choice MWh Sales
Residential	2,006,437	2,267,836	2,441,550	2,547,490	2,796,864
Commercial	1,538,203	1,363,746	1,218,949	1,471,400	1,590,229
Total First Choice MWh Sales	3,544,640	3,631,582	3,660,499	4,018,890	4,387,093

Notes: Altura Wholesale includes Twin Oaks through May 31, 2007, when Altura was contributed to Optim Energy.

Under TECA, customers of TNMP Electric in Texas can choose First Choice or any other REP to provide energy. However, TNMP Electric delivers energy to customers within its service area regardless of the REP chosen. Therefore, TNMP Electric earns revenue for energy delivery and First Choice earns revenue on the usage of that energy by its customers. The MWh reported above for TNMP Electric and First choice include 836,599, 1,012,842, 1,131,907, 1,563,260, and 2,018,110 MWh used by customers of TNMP electric in 2011, 2010, 2009, 2008, and 2007, who have chosen first Choice as their REP.

PNM Gas, which was sold on January 30, 2009, is reported as discontinued operations and has been excluded from the above table.

First Choice is included through October 31, 2011, when it was sold by PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS
	2011	2010	2009	2008	2007
PNM Electric Customers
Residential	448,979	447,789	445,637	442,647	438,990
Commercial	54,468	54,005	53,787	53,059	52,780
Industrial	252	260	270	284	276
Other sales for resale	28	46	44	55	54
Other	983	1,003	991	991	1,023
Total PNM Electric Customers	504,710	503,103	500,729	497,036	493,123
TNMP Electric Consumers
Residential	192,356	190,809	188,812	187,888	183,260
Commercial	37,208	37,356	37,728	38,548	39,893
Industrial	73	72	73	74	76
Other	2,092	2,099	2,059	2,115	2,104
Total TNMP Consumers	231,729	230,336	228,672	228,625	225,333
Altura Wholesale Customers
Long-term	—	—	—	—	1
First Choice Customers
Residential	176,577	172,506	183,605	192,306	209,680
Commercial	44,485	41,695	41,371	45,125	48,689
Total First Choice Customers	221,062	214,201	224,976	237,431	258,369
PNMR Generation Statistics
Net Capability - MW, including wind and solar	2,547	2,631	2,711	2,713	2,655
Coincidental Peak Demand - MW	1,938	1,973	1,866	1,901	1,933
Average Fuel Cost per MMBTU	$2.267	$2.064	$1.895	$2.404	$1.7539
BTU per KWh of Net Generation	10,441	10,237	10,277	10,269	10,850

Notes: Altura Wholesale includes Twin Oaks through May 31, 2007, when Altura was contributed to Optim Energy.

The consumers reported above for TNMP Electric include 64,732, 70,366, 80,718, 92,090, and 126,855 consumers of TNMP for 2011, 2010, 2009, 2008, 2007, who have chosen First Choice as their REP.
These TNMP Electric customers are also included in the First choice customers.

PNM Gas, which was sold on January 30, 2009, is reported as discontinued operations and has been excluded from the above table.

First Choice is as of October 31, 2011, when it was sold by PNMR.

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
MD&A FOR PNMR
EXECUTIVE SUMMARY
Company Overview and Strategy
PNMR is a holding company with two regulated utilities serving approximately 730,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. PNM sold its gas operations on January 30, 2009 and by the end of 2011, PNMR had exited both of its competitive businesses, First Choice and Optim Energy, and repositioned itself as a holding company solely operating its regulated electric utilities, PNM and TNMP. Financial results for 2011 included First Choice through October 31, 2011. Optim Energy had no impact on 2011 because it was written off in 2010, and PNMR had no further financial commitment to Optim Energy.
Strategic Goals
PNMR is focused on achieving the following strategic goals:

•	Earning authorized returns on its regulated businesses

•	Continuing to improve credit ratings

•	Providing a top-quartile total return to investors
PNMR's success in accomplishing these strategic goals is highly dependent on continued favorable regulatory treatment for its regulated utilities. Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. The PUCT has approved mechanisms that allow for recovery of capital invested in transmission and distribution projects without having to file a general rate case. This allows for more timely recovery of amounts invested in TNMP's systems.
PNM and TNMP have recently completed rate proceedings before their state regulators. PNM has two rate cases pending before FERC. Additional information about all rate filings is provided in Note 17. A recap of these proceedings is as follows:

PNM

•	NMPRC proceedings

◦
2012 Renewable Energy Rate Rider - surcharge to recover approximately $95 million of PNM's investment in its 22MW solar facility and other NMPRC approved renewable energy costs, to be implemented in August 2012, subject to NMPRC approval

◦	2010 Electric Rate Case - $72.1 million increase in annual non-fuel revenues effective August 21, 2011

◦	2008 Electric Rate Case - $77.1 million increase in annual non-fuel revenues, implemented 65% on July 1, 2009 and 35% on April 1, 2010

•	FERC proceedings

◦	Transmission Rate Case - $11.1 million requested annual increase in revenues, implemented June 1, 2011, subject to refund pending FERC final determination

◦	Firm-Requirements Wholesale Customer Rate Case - $8.7 million requested annual increase in revenues to be implemented April 14, 2012, subject to refund pending FERC final determination

TNMP

•	PUCT proceedings

◦	AMS Cost Recovery - surcharge to recover $113.3 million over 12 years beginning August 11, 2011

◦	2010 Rate Case - $10.25 million increase in revenues effective February 1, 2011

◦	Transmission Cost Recovery - $5.5 million increase in revenues effective May 14, 2010

◦	2008 Rate Case - $12.7 million increase in revenues effective September 1, 2009

Fair and timely rate treatment from regulators is crucial to achieving PNMR's strategic goals because it leads to PNM and TNMP earning their allowed returns. PNMR believes that if the regulated utilities earn their allowed returns, it would be viewed positively by rating agencies and would further improve credit ratings, which could lower costs to customers. Also, earning allowed returns should result in increased earnings for PNMR, which should lead to increased total returns to investors. In 2011, PNMR common stock appreciated 40.0% and outpaced the appreciation in the S&P 500 and S&P 400 Utilities indices.

PNM's interest in PVNGS Unit 3 is permanently excluded from NMPRC jurisdictional rates. While PVNGS Unit 3's financial contribution is not calculated in the authorized returns on its regulated business, it impacts PNM's earnings and has demonstrated to be a valuable asset. Power generated from the 134 MW unit is currently sold into the wholesale market and any earnings or losses are attributable to shareholders.

Exit from Competitive Businesses
As a result of the exit from its competitive businesses, First Choice and Optim Energy, PNMR's business model is centered on its regulated electric utilities. The elimination of the competitive businesses should reduce PNMR's risk and earnings volatility. Additional discussion about the exit from the competitive businesses is found in Note 2 and Note 21.

Credit Ratings and Liquidity

See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. As a result of recent rate cases for PNM and TNMP and the new business direction that is expected to provide less risk, S&P raised the credit ratings for PNMR, PNM, and TNMP and changed the outlook for each entity to positive on September 26, 2011. On November 1, 2011, Moody's raised the credit ratings for PNMR and TNMP while retaining the outlook at stable.

Business Principles

In addition to its strategic goals, three principles drive PNMR's business strategy and decision-making:

•	Contribute to the economic vitality of the communities we serve

•	Demonstrate environmental stewardship

•	Exhibit social responsibility

In support of these principles, PNMR works closely with customers, stakeholders, legislators, and regulators to ensure that our resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities.
Economic Vitality
PNMR and its utilities are keenly aware of the roles they play in enhancing economic vitality in their New Mexico and Texas service territories. We believe there is a direct connection between electric infrastructure and economic growth. When considering expanding or relocating to other communities, businesses consider energy affordability and energy reliability to be important factors. PNM and TNMP strive to balance service affordability with infrastructure investment to maintain a high level of electric reliability. The utilities also work to ensure that rates reflect actual costs of providing service.
Investing in PNM's and TNMP's infrastructure is critical to ensure reliability and meet future energy needs. In September 2011, TNMP began its deployment of smart meters in homes and businesses across its Texas service area. As part of the state of Texas' long-term initiative to create a smart electric grid, the smart meter rollout will ultimately give consumers more energy consumption data and help them make more informed decisions. TNMP's deployment is expected to be completed in 2016.
During the 2009 to 2011 period, PNM and TNMP together invested $828.9 million in substations, power plants, and transmission and distribution systems in New Mexico and Texas. Both utilities have long-established records of providing customers with top-tier electric reliability.

Environmental Stewardship
For years, PNMR has demonstrated its commitment to environmental stewardship. PNMR's environmental objectives focus on four areas:

•	Deploying renewable energy

•	Reducing emissions from existing fossil-fuel power plants

•	Increasing energy efficiency participation

•	Reducing waste
In 2011, PNM completed its $95 million investment in a utility-owned renewable energy project when five utility-scale solar facilities went online. The five solar sites located in Alamogordo, Deming, Los Lunas, Las Vegas, and Albuquerque provide a combined 22 MW of power. A sixth facility, the 500-KW PNM Prosperity Energy Storage Project, uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project features one of the largest combinations of battery storage and photovoltaic energy in the nation and involves extensive research and development of smart grid concepts with the Electric Power Research Institute, East Penn Manufacturing Co., Northern New Mexico College, Sandia National Laboratories and the University of New Mexico. When the facility went online in September 2011, it was the nation's first solar storage facility fully integrated into a utility's power grid.
In addition, PNM's resource portfolio includes the purchase of 200 MW of wind power. Both wind and solar power are key means for PNM to meet the RPS established by the REA and related regulations issued by the NMPRC. These rules require a utility to achieve prescribed levels of energy sales from renewable sources within its generation mix, if that can be accomplished without exceeding the RCT cost limit set by the NMPRC, which aims to moderate the cost to consumers when utilities use more renewable resources. PNM sought and received a waiver from the NMPRC excusing it from meeting the RPS in 2012 because the cost to achieve the full RPS would exceed the RCT. However, PNM will continue to procure renewable resources while balancing the bill impact to customers in order to meet New Mexico's escalating RPS requirements.
PNM's SJGS near Farmington, N.M., is one of the top performers in the nation with respect to mercury removal. The plant outperforms the mercury limit recently imposed by EPA. Major environmental upgrades on each of the four units at SJGS, which were completed in early 2009, have significantly reduced emissions of NOx, SO2, particulate matter, and mercury. PNM's share of the costs of these upgrades was $161 million. From 2006 to 2010, SJGS reduced NOx emissions by 44%, SO2 by 71%, particulate matter by 72%, and mercury by 87%.
In order to keep costs to customers as low as possible while also reducing emissions from fossil-fuel generation, PNM has proposed the installation of SNCR technology at SJGS, which technology is also proposed by the State of New Mexico. However, the EPA has issued its FIP requiring SCR technology to be installed, which PNM estimates would cost about 10 times as much as installing SNCRs. PNM is challenging EPA's proposal in the courts and administratively within EPA.
Energy efficiency also plays a significant role in helping to keep customers' electricity costs low and meeting their energy needs. PNM's and TNMP's energy efficiency and load management portfolios continue to be robust. In 2011, annual energy saved as a result of PNM's portfolio of energy efficiency programs was approximately 58,900 MWh. This is equivalent to the consumption of approximately 7,700 homes in PNM's service territory. PNM's load management and energy efficiency programs also help lower peak demand requirements. TNMP's energy efficiency programs in 2011 resulted in energy savings totaling an estimated 13,435 MWh.
In 2008, PNMR established a three-year waste-reduction goal in which all facilities were to maintain recycling programs and identify significant waste streams. The target called for at least 75% of facilities to implement plans to reduce a minimum of one waste stream by 15% below 2009 levels. By the end of 2011, more than 87% of PNMR facilities had achieved the waste-reduction goal.
Social Responsibility
Through outreach, collaboration, and various community-oriented programs, PNMR continues to make significant progress in two of its key focus areas of low-income assistance and energy efficiency support in New Mexico and Texas.
Building off work that began in 2008, outreach efforts in 2011 included numerous community events that connected low-income customers with non-profit community service providers offering support and help with such needs as utility bills, food, clothing, medical programs, services for seniors, and weatherization. Additionally, four of the largest grants awarded by PNMR supported nonprofits in various areas such as:

•	Adult literacy

•	Assistance for families trying to emerge from poverty

•	Food rescue from restaurants and grocers to help feed those in need

•	Assistance for low-income individuals to build a home, start a small business, or pursue higher education
In 2011, the PNM Good Neighbor Fund provided $1.2 million of assistance with utility bills to 9,907 families. Further, as part of the settlement in its 2010 Electric Rate Case, PNM voluntarily agreed to contribute an additional $1.3 million to the Good Neighbor Fund. This fund, along with additional collaboration with various other agencies, has helped to reduce the electricity affordability gap for many vulnerable customer groups such as seniors, young families, and medically challenged households.
The PNM Resources Foundation helps nonprofits become more energy efficient through Reduce Your Use grants. In 2011, the Foundation awarded more than $0.3 million to support 87 projects in New Mexico and Texas that helped purchase energy efficiency appliances and install high-performance windows and solar panels. Since the program's inception in 2008, Reduce Your Use grants have provided nonprofit agencies with $1.0 million of support in New Mexico and Texas.

Economic Factors
In 2011, PNM and TNMP experienced weather-normalized, retail load growth of 1.4% and 1.3% over 2010. While growth was relatively modest, electricity demand in both utilities' service territories was positive in 2011 and 2010 and fared better than many other areas of the United States. New Mexico and Texas have surpassed the national average the past several years in other economic indicators such as unemployment and employment growth.

Rate Base Potential Growth
Based on the 5-year capital plan announced in December 2011, PNM expects rate base to grow at a 2% compound annual rate between 2011 and 2013. That growth figure could be 6% from 2011 through 2016 through additional potential capital investments. The largest of these involves possibly being required to install SCR technology to reduce emissions at SJGS and Four Corners. The addition of other facilities, such as renewable resources and peaking capacity, could also expand rate base. TNMP's compound annual rate base growth rate from 2011 through 2013 is estimated at 8%, predicated on the utility's 5-year capital plan announced in December 2011. A significant portion of the capital additions should be recovered through the transmission and distribution cost recovery mechanisms. PNMR will continue to carefully balance the potential rate base growth for PNM and TNMP with customer rate impacts.
Results of Operations

A summary of net earnings (loss) attributable to PNMR is as follows:

	Year Ended December 31,			Change
	2011	2010	2009	2011/2010	2010/2009
		(In millions, except per share amounts)

Earnings (loss) from continuing operations	$176.4	$(45.2)	$53.5	$221.6	$(98.7)
Earnings from discontinued operations, net of income taxes	—	—	70.8	—	(70.8)
Net earnings (loss)	$176.4	$(45.2)	$124.3	$221.6	$(169.5)
Average common and common equivalent shares	89.8	91.6	91.7	(1.8)	(0.1)
Earnings (loss) from continuing operations per diluted share	$1.96	$(0.49)	$0.58	$2.45	$(1.07)
Net earnings (loss) per diluted share	$1.96	$(0.49)	$1.36	$2.45	$(1.85)

The components of the changes in earnings (loss) from continuing operations attributable to PNMR by segment are:

	Change
	2011/2010	2010/2009
	(In millions)
PNM Electric	$(2.8)	$37.3
TNMP Electric	6.3	3.8
First Choice	0.1	(20.4)
Corporate and Other	95.1	(14.7)
Optim Energy, including impairment	122.9	(104.7)
Net change	$221.6	$(98.7)
PNMR's operational results were affected by the following:

•
Exit from unregulated businesses and PNM Gas - As discussed above, PNMR sold First Choice in 2011, resulting in a pre-tax gain of $174.9 million. Additionally, PNMR wrote-off its investment in Optim Energy in 2010, recognizing a pre-tax impairment loss of $188.2 million. Further, in January 2009, PNM completed the sale of PNM Gas, which is reflected as discontinued operations, realizing a pre-tax gain of $98.4 million. In addition to the impacts of these transactions, results of operations only include PNM Gas through January 30, 2009, Optim Energy through December 31, 2010, and First Choice through October 31, 2011.

•	Rate increases for PNM and TNMP - Additional information about these rate increases is provided in Note 17.

•
Other factors - Other factors impacting results of operation for each segment are discussed under Results of Operations below. The decrease in the number of common and common equivalent shares is primarily due to PNMR's purchase of its equity described in Note 6.

Liquidity and Capital Resources
During 2011, PNMR and PNM replaced their revolving credit facilities with new facilities. The new facilities provide capacities for short-term borrowing and letters of credit of $300.0 million for PNMR and $400.0 million for PNM. In addition, TNMP has a $75.0 million revolving credit facility. Total availability for PNMR on a consolidated basis was $584.9 million at February 22, 2012. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
In 2011, PNMR completed the sale of First Choice. PNMR used the proceeds of $329.3 million to purchase 7.0 million shares of its outstanding common stock, all $100.0 million of its outstanding convertible preferred stock, Series A, and $50.0 million of its outstanding 9.25% senior unsecured notes as well as to reduce short-term debt. Also, PNM issued $160.0 million of new senior unsecured notes and used the proceeds to reduce short-term debt. TNMP refinanced an existing $50.0 million term loan, which reduced the interest rate on the debt.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $1,540.4 million for 2012-2016. This estimate does not include any amounts related to environmental upgrades at SJGS or Four Corners that may be required by EPA to address regional haze (Note 16), additional renewable resources that may be required to meet the RPS, or additional peaking resources that may be needed to meet needs outlined in PNM's current IRP. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2012-2016 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company's capital requirements.

RESULTS OF OPERATIONS - PNMR
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
PNM Electric
The table below summarizes operating results for PNM Electric:

	Year Ended December 31,			Change
	2011	2010	2009	2011/2010	2010/2009
	(In millions)
Total revenues	$1,057.3	$1,017.1	$968.0	$40.2	$49.1
Cost of energy	362.2	352.3	378.1	9.9	(25.9)
Gross margin	695.1	664.9	589.9	30.2	75.0
Operating expenses	438.8	424.5	420.5	14.3	4.0
Depreciation and amortization	94.8	92.3	92.1	2.5	0.1
Operating income	161.4	148.1	77.3	13.3	70.9
Other income (deductions)	19.9	31.6	37.4	(11.7)	(5.9)
Net interest charges	(75.3)	(72.4)	(69.1)	(2.9)	(3.3)
Earnings before income taxes	106.0	107.3	45.6	(1.3)	61.7
Income (taxes)	(37.4)	(36.4)	(13.7)	(1.0)	(22.7)
Valencia non-controlling interest	(14.0)	(13.6)	(11.9)	(0.4)	(1.7)
Preferred stock dividend requirements	(0.5)	(0.5)	(0.5)	—	—
Segment earnings	$54.0	$56.8	$19.5	$(2.8)	$37.3

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2011/2010 Change			2010/2009 Change
	Total Revenues	Cost of Energy	Gross Margin	Total Revenues	Cost of Energy	Gross Margin
	(In millions)
Retail rate increases	$32.1	$—	$32.1	$40.2	$13.2	$27.0
Retail load, fuel, and transmission	28.3	10.7	17.5	(3.9)	(25.9)	22.0
Unregulated margins	(41.0)	0.9	(41.9)	16.6	(19.8)	36.4
Energy efficiency rider	13.0	—	13.0	—	—	—
Net unrealized economic hedges	7.8	(1.7)	9.5	(3.8)	6.6	(10.4)
Total increase (decrease)	$40.2	$9.9	$30.2	$49.1	$(25.9)	$75.0

The following table shows PNM Electric operating revenues by customer class and average number of customers:

	Year Ended December 31,			Change
	2011	2010	2009	2011/2010	2010/2009
	(In millions, except customers)
Residential	$390.4	$355.9	$321.0	$34.5	$34.9
Commercial	386.4	355.7	330.6	30.7	25.1
Industrial	94.9	85.6	79.5	9.3	6.1
Public authority	24.0	21.3	19.8	2.7	1.5
Transmission	43.6	38.7	36.1	4.9	2.6
Firm-requirements wholesale	34.1	31.9	29.0	2.2	2.9
Other sales for resale	69.3	121.7	140.3	(52.4)	(18.6)
Mark-to-market activity	4.2	(3.6)	0.1	7.8	(3.7)
Other	10.4	9.9	11.6	0.5	(1.7)
	$1,057.3	$1,017.1	$968.0	$40.2	$49.1
Average retail customers (thousands)	503.9	501.7	499.0	2.2	2.7

The following table shows PNM Electric GWh sales by customer class:

	Year Ended December 31,			Change
	2011	2010	2009	2011/2010	2010/2009
	(Gigawatt hours)
Residential	3,402.8	3,361.5	3,264.4	41.3	97.1
Commercial	4,043.8	4,016.0	3,899.1	27.8	116.9
Industrial	1,560.9	1,449.9	1,454.5	111.0	(4.6)
Public authority	282.1	263.4	249.6	18.7	13.8
Firm-requirements wholesale	650.4	677.5	689.7	(27.1)	(12.2)
Other sales for resale	2,076.8	2,203.8	3,996.3	(127.0)	(1,792.5)
	12,016.8	11,972.1	13,553.6	44.7	(1,581.5)

The results of operations of PNM Electric are primarily driven by the rate making decisions and other actions of the NMPRC. On August 21, 2011, PNM implemented a $72.1 million annual non-fuel rate increase for its retail customers, including those customers formerly served by TNMP (“PNM South”). In addition, PNM was allowed to implement a FPPAC for its PNM South retail customers. This rate increase, combined with a base rate increase in April 2010, improved 2011 revenues and margins by $32.1 million.
Increases in retail loads were primarily driven by weather in 2011, with cooler temperatures in the first quarter and warmer weather in the third quarter, improving revenues and margins by $12.0 million. Higher transmission revenues associated with new long-term point to point customers and the June 1, 2011 implementation of a requested increase in transmission rates, which is subject to refund pending final outcome of the case, also improved revenues and margins.
In 2010, revenues and margins increased due to the rate increase from PNM's 2008 Electric Rate Case, which was implemented in two phases in July 2009 and April 2010. Retail loads improved in 2010 driven primarily by weather impacts, as average usage per customer remained flat due in large part to implementation of energy efficiency programs for retail customers. Such increases were partially offset by lower off-system sales volumes due to lower available excess generation from baseload facilities due to outages and increased loads. These reductions in revenues, along with reductions in generation fuel costs due to outages and an increase in the volumes and pricing of economy purchases were offset through the FPPAC for retail customers, except PNM South customers and certain wholesale customers.

Unregulated revenues and margins are primarily from PNM's share of PVNGS Unit 3, which is excluded from retail regulation. Revenues and margins decreased significantly in 2011 as long-term tolling agreements for the output of PVNGS Unit 3, which contained favorable pricing terms, expired on December 31, 2010. PNM hedged the output of PVNGS in 2011, however, the prices received under the 2011 agreements were significantly below those received in 2010 due to depressed market prices. PNM continues to hedge part of the output of PVNGS Unit 3 for 2012 and 2013 although market prices remain depressed.

Unregulated revenues and margins in 2009 reflect a pre-tax charge of $32.0 million associated with a settlement arising out of certain transactions in the California energy markets during 2000 and 2001. The revenues and costs associated with Luna, Lordsburg, and the Valencia PPA were included in unregulated margins prior to May 2009, at which time these resources began to be recovered in retail rates.
PNM offers several energy efficiency programs and initiatives to its retail customers regulated by the NMPRC. In addition, PNM is allowed to earn incentives/disincentives adders on these programs, based on the energy savings of the programs. PNM recovers these energy efficiency program costs and adders via a rate rider. In 2011, revenues and margins improved by $13.0 million, of which $3.1 million is adder revenues and the remaining $9.9 million increase is offset with an increase in operating expense for the energy efficiency program costs. PNM expects to continue to earn incentive adder revenues based on future program participation, although the disincentive component of the adder revenues was removed upon implementation of the 2010 Electric Rate Case in August 2011. PNM is currently collecting adder revenues of $1.3 million.
Economic hedges related to unregulated activities improved margins in 2011. Contractual positions at December 31, 2011 were favorable compared to market prices at that date. In addition, unrealized losses recorded in 2010 reversed upon settlement in 2011.
In 2011, operating expenses reflect regulatory disallowances of $17.5 million resulting from PNM's 2010 Electric Rate Case. No disallowances were recorded in 2010. Operating expenses increased associated with energy efficiency program costs of $9.9 million, which are recovered through a rate rider as discussed above. Certain process improvement initiatives to reduce future spending of $6.7 million, renewal of Native American rights-of-way at higher costs, and an increase in taxes due to New Mexico gross receipts tax on prior year billings also increased operating expenses. Lower maintenance costs at PNM's baseload generation facilities, associated with improved plant performance and timing of planned outages at SJGS, $4.6 million reduction in property insurance and injuries and damages reserves, and $4.7 million in savings in corporate allocations and overhead spending reduced operating expenses.
In 2010, operating expenses increased associated with maintenance costs incurred at SJGS and Four Corners, and planned outages at PNM's gas-fired generating facilities. Renewal of Native American rights-of-way at higher costs, increases in retiree medical and pension costs, increases in allocated corporate costs, and higher property taxes further increased operating expenses, which increases were partially offset by a regulatory disallowance recorded in 2009 of $26.3 million.
In 2011, depreciation and amortization expense increased due to higher utility plant balances. In addition, PNM invested approximately $95 million associated with 22 MW of solar PV facilities and a solar-storage demonstration project. Incremental depreciation expense associated with these facilities is deferred to a regulatory asset pending approval of the Renewable Energy Rider. See Note 17. In 2010, increases in depreciation and amortization expense due to higher utility plant balances were offset by lower depreciation expenses on PVNGS and Reeves Station due to extension of their useful lives.
In 2011, lower interest income associated with the scheduled pay down of the PVNGS lessor notes and a reduction in the equity portion of AFUDC lowered other income and deductions, which reductions were partially offset with increased realized gains on the NDT assets, net of fees, taxes and impairments. In 2010, other income and deductions was impacted due to a settlement received from the Republic Savings Bank litigation, which resulted in a pre-tax gain of $8.5 million. This increase was more than offset with reduced interest income associated with uncertain income tax positions compared to 2009 and lower interest associated with the scheduled pay down of the PVNGS lessor notes.
In October 2011, PNM issued $160.0 million of senior unsecured notes that bear interest at 5.35%. The issuance of these notes increased interest charges, which increase was offset by the deferral of interest charges associated with the investment in utility owned solar facilities as a regulatory asset. In addition, reduced interest expense from refinancing of $403.8 million of PCRBs in July 2010 was offset by a reduction in the capitalization of the debt portion of AFUDC due to lower capitalization rates. Interest charges increased in 2010 as lower capitalization of interest due to reduced borrowing rates and capital expenditures more than offset lower interest on the refinanced PCRBs.

TNMP Electric
The table below summarizes the operating results for TNMP Electric:

	Year Ended December 31,			Change
	2011	2010	2009	2011/2010	2010/2009
	(In millions)
Total revenues	$237.9	$212.6	$192.6	$25.3	$20.0
Cost of energy	41.2	37.1	34.7	4.1	2.3
Gross margin	196.7	175.5	157.9	21.2	17.6
Operating expenses	88.2	77.4	75.5	10.8	1.8
Depreciation and amortization	44.6	41.7	37.3	2.9	4.5
Operating income	63.8	56.4	45.1	7.4	11.3
Other income (deductions)	1.6	0.8	2.9	0.8	(2.1)
Net interest charges	(29.3)	(31.2)	(27.8)	1.9	(3.3)
Earnings before income taxes	36.1	26.0	20.2	10.1	5.9
Income (taxes)	(13.9)	(10.0)	(8.0)	(3.9)	(2.1)
Segment earnings	$22.3	$16.0	$12.2	$6.3	$3.8
The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2011/2010 Change			2010/2009 Change
	Total Revenues	Cost of Energy	Gross Margin	Total Revenues	Cost of Energy	Gross Margin
	(In millions)
Rate increase	$8.7	$—	$8.7	$6.7	$—	$6.7
Customer growth/usage	5.5	—	5.5	4.8	—	4.8
Transmission cost recovery	6.8	4.1	2.7	—	—	—
Recovery of CTC, Hurricane Ike, energy efficiency, and other	4.3	—	4.3	8.5	2.3	6.2
Total increase	$25.3	$4.1	$21.2	$20.0	$2.3	$17.6

The following table shows TNMP Electric operating revenues by retail tariff consumer class, including intersegment revenues, and average number of consumers:

	Year Ended December 31,			Change
	2011	2010	2009	2011/2010	2010/2009
	(In millions, except customers)
Residential	$100.3	$83.6	$74.7	$16.7	$8.9
Commercial	84.9	77.5	73.3	7.4	4.2
Industrial	13.1	12.3	12.1	0.8	0.2
Other	39.6	39.2	32.5	0.4	6.7
	$237.9	$212.6	$192.6	$25.3	$20.0
Average consumers (thousands) (1)	231.3	229.4	228.6	1.9	0.8

(1)
Under TECA, consumers of TNMP Electric in Texas have the ability to choose First Choice or any other REP to provide energy. The average consumers reported above include 67,268, 75,220, and 86,007 consumers of TNMP Electric for 2011, 2010, and 2009 that chose First Choice as their REP. These consumers are also included in the First Choice segment.

The following table shows TNMP Electric GWh sales by retail tariff consumers class:

	Year Ended December 31,			Change
	2011	2010	2009	2011/2010	2010/2009
	(Gigawatt hours)(1)
Residential	2,862.3	2,699.6	2,582.6	162.7	117.0
Commercial	2,361.0	2,260.5	2,216.9	100.5	43.6
Industrial	2,578.9	2,241.5	1,983.2	337.4	258.3
Other	108.7	103.3	107.1	5.4	(3.8)
	7,910.9	7,304.9	6,889.7	606.0	415.2

(1)
The GWh sales reported above include 836.6, 1,012.8, and 1,131.9 GWhs for 2011, 2010, and 2009 used by consumers of TNMP Electric who have chosen First Choice as their REP. These GWhs are also included below in the First Choice segment.

Implementation of base rate increases in February 2011 and May 2010 increased revenues and margins by $8.7 million in 2011. Increases in consumer usage primarily associated with warmer temperatures in the second and third quarter as well as cooler temperatures in the first quarter and moderate growth in the number of consumers in TNMP's service areas also improved retail margins and revenues. Changes to Texas retail electric rules that allow distribution providers to defer and later recover or refund differences between revenues and costs charged by transmission providers improved gross margin by $2.7 million in 2011.
On August 11, 2011, TNMP implemented a surcharge for its AMS deployment. The surcharge will recover TNMP's investment in AMS over a 12 year period. The surcharge has a true-up mechanism, which allows TNMP to match revenues collected against the expenses incurred and allows for a return to be earned on its investments. In 2011, revenues increased by $1.6 million for this surcharge, which offset increases in operating expenses and depreciation. Increases in revenues associated with recovery of the CTC, Hurricane Ike, rate case expenses, and energy efficiency programs are offset with increases in operating expenses as described below.
In 2010, rate increases implemented in the third quarter of 2009 and the second quarter of May 2010 increased revenues and margins. In addition, implementation of riders for recovery of Hurricane Ike and energy efficiency programs increased revenues.
Increased maintenance activities in the Gulf coast region of TNMP's operations resulting from extreme drought conditions increased operating expenses by $1.2 million in 2011. Operating expense increases of $1.0 million in vegetation management and maintenance, $3.8 million in higher allocation of corporate overhead and incentive compensation, and higher street rental and property taxes of $0.8 million were, partially offset by a $3.0 million reduction in property insurance and injuries and damages reserves as well as higher capitalization of administrative and general expenses. In addition, increases in energy efficiency programs and rate case amortization further increased operating expenses, which are offset with revenues as described above. In 2011, operating expenses increased due to a regulatory disallowance of $3.9 million, based on a ruling in the 3rd Court of Appeals regarding retroactive application of the interest rate used to calculate the return on TNMP's CTC regulatory assets. See note 17.
In 2010, operating expenses increased due to costs associated with energy efficiency programs that are being recovered in revenues, lower capitalized overhead costs due to lower capital spending compared to 2009, and increased costs associated with the implementation of a new work management system.
Depreciation and amortization increased in 2011 related to the amortization of CTC and Hurricane Ike restoration costs. In addition, depreciation expense increased due to increases in transmission plant and the AMS deployment. In 2010, depreciation expense increased due to the amortization of Hurricane Ike restoration costs and increases in transmission plant. The refinancing of TNMP's Revolving Credit Facility in 2010 resulted in a write-off of unamortized debt issuance costs that did not recur in 2011. The recovery of carrying costs on the Hurricane Ike restoration costs recorded in 2009 increased other income and deductions in 2009.
In December 2010, the TNMP Revolving Credit Facility was amended, which resulted in lower fees and more favorable interest rates that lowered interest charges in 2011. In addition, on September 30, 2011, TNMP replaced its 2009 Term Loan Agreement, at lower interest rates, which further reduced interest expense in 2011. In 2010, interest charges increased due to higher interest rates on long-term debt issued in March 2009 and lower capitalization of interest due to reduced capital expenditures in 2010.

PNM Gas
PNM completed the sale of PNM Gas on January 30, 2009. The table below summarizes the operating results for PNM Gas, which is classified as discontinued operations in the Consolidated Statements of Earnings:

Period from January 1 to January 30,
2009
(In millions)
Total revenues	$65.7
Cost of energy	44.7
Gross margin	21.0
Operating expenses	11.3
Depreciation and amortization	—
Operating income	9.7
Other income (deductions)	0.3
Net interest charges	(1.0)
Gain on disposal	98.4
Earnings before income taxes	107.5
Income (taxes)	(36.7)
Segment earnings	$70.8

First Choice
The table below summarizes the operating results for First Choice:

	Ten Months Ended October 31,	Year Ended December 31,		Change
	2011	2010	2009	2011/2010	2010/2009
		(In millions)
Total revenues	$439.5	$483.2	$528.8	$(43.8)	$(45.6)
Cost of energy	323.3	350.5	346.5	(27.1)	4.0
Gross margin	116.1	132.7	182.4	(16.6)	(49.6)
Operating expenses	76.0	92.1	107.4	(16.1)	(15.3)
Depreciation and amortization	1.1	0.9	1.8	0.2	(0.9)
Operating income	39.1	39.8	73.2	(0.7)	(33.4)
Other income (deductions)	(0.6)	(0.4)	(0.4)	(0.2)	—
Net interest charges	(0.6)	(1.3)	(2.8)	0.7	1.5
Earnings before income taxes	37.9	38.1	70.0	(0.2)	(31.9)
Income (taxes)	(13.8)	(14.1)	(25.6)	0.3	11.6
Segment earnings	$24.1	$24.1	$44.4	$0.1	$(20.4)

PNMR completed the sale of First Choice on November 1, 2011. As a result of the sale, the above table reflects operations of First Choice from January 1 through October 31, 2011, compared to a full year of operations for 2010 and 2009.

The changes to total revenues, cost of energy, and gross margin in 2011 compared to 2010 are primarily due to ten months of operations in 2011 compared to twelve months in 2010. The following table summarizes the significant changes to total revenues, cost of energy, and gross margin for 2010 compared to 2009:

	2010/2009 Change
	Total Revenues	Cost of Energy	Gross Margin
	(In millions)
Weather	$11.6	$7.4	$4.2
Customer growth/usage	(15.6)	(12.8)	(2.8)
Retail margins	(41.6)	(19.1)	(22.5)
Unrealized economic hedges	—	28.5	(28.5)
Total increase (decrease)	$(45.6)	$4.0	$(49.6)

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Ten Months Ended October 31,	Year Ended December 31,		Change
	2011	2010	2009	2011/2010	2010/2009
	(In millions, except customers)
Residential	$260.2	$305.8	$349.6	$(45.6)	$(43.8)
Commercial	166.5	159.8	161.0	6.7	(1.2)
Other	12.8	17.6	18.2	(4.9)	(0.6)
	$439.5	$483.2	$528.8	$(43.8)	$(45.6)
Actual customers (thousands) (1,2)	221.1	214.2	225.0	6.9	(10.8)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)
Due to the competitive nature of First Choice’s business, actual customer count at the end of the period is presented in the table above as a more representative business indicator than the average customers that are shown in the table for TNMP customers.

The following table shows First Choice GWh electric sales by customer class:

	Ten Months Ended October 31,	Year Ended December 31,		Change
	2011	2010	2009	2011/2010	2010/2009
	(Gigawatt hours(1))
Residential	2,006.4	2,267.8	2,441.6	(261.4)	(173.8)
Commercial	1,538.2	1,363.8	1,218.9	174.4	144.9
	3,544.6	3,631.6	3,660.5	(87.0)	(28.9)

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.
Total revenues decreased in 2011, primarily due to the ten months of operations in 2011 versus twelve months in 2010. Prior to the sale, total revenues increased in 2011 compared to the same period in 2010 due to favorable weather and an increase in both MWh sales and number of customers, which were partially offset by a decrease in the average revenue rates. First Choice incurred significantly higher purchased power costs per MWh due to extreme summer temperatures in 2011. These higher energy costs more than offset the increase in revenues. During 2010, a decrease in average revenue rates, lower MWh sales, and a reduction in the number of customers resulted in decreased operating revenue when compared to 2009. The decrease in 2010 was partially offset by lower purchased power costs and favorable weather but overall resulted in decreased gross margin.
First Choice managed its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margins. Accordingly, First Choice had forward contracts for the purchase of energy to cover the future load requirements for most of its fixed price sales contracts. Gains or losses on unrealized economic hedges represent changes in unrealized fair value estimates related to these forward supply contracts. Changes in the fair value of supply contracts that were not designated or were not eligible for hedge or normal purchase or sales accounting were marked to market through current period earnings as required by GAAP. During 2010, market energy prices decreased significantly, which resulted in GAAP losses on certain of First Choice's forward supply contracts. During 2011, market energy prices increased, which resulted in unrealized mark-to-market gains on certain of First Choice's forward supply contracts. First Choice was not required to mark the related fixed price sales contracts to market, which would likely offset the supply contracts. Gains on unrealized economic hedges increased segment earnings by $4.9 million in 2011 compared with losses of $22.4 million in 2010 and gains of $6.1 million in 2009.
The allowance for uncollectible accounts and related bad debt expense was based on collections and write-off experience. In 2009, the customer default rates experienced were significantly above historic levels due to overall economic conditions, higher average final bills, and an increase in customer churn. Since 2009, lower customer departures, lower default rates, and an increase in commercial customers have reduced bad debts. As a result, bad debt expense decreased in 2010, which increased segment earnings, by $16.2 million. In 2011, bad debt expense decreased by $4.6 million, primarily due to the ten months of operations in 2011 versus twelve months in 2010. Initiatives to reduce bad debts included efforts to reduce the default rate experienced for customers switching to another REP and increased focus on identifying new customer prospects that are more likely to demonstrate desired payment behavior. First Choice focused its marketing efforts on commercial customers and customers with established payment patterns. First Choice also increased the credit score required to become a customer and expanded the circumstances where customers are required to provide advance deposits to obtain service, or both. In September 2010, the PUCT adopted a switch/hold provision for customer accounts on a deferred payment plan, an average payment plan, or with a meter determined to have been tampered with, which will require those customers to pay any outstanding balance before changing to another REP. The switch/hold provision became effective on June 1, 2011.
Total operating expenses decreased in 2011, primarily due to the ten months of operations in 2011 versus twelve months in 2010. Prior to the sale, operating expenses in 2011 increased compared to the same period in 2010 due to increases in marketing and operational costs which were partially offset by a decrease in incentive compensation expense. In 2010, First Choice incurred increased operational costs compared to 2009, which included expenses related to opening several local office locations as well as support expenses. This increase was partially offset by lower customer acquisition expenses when compared to 2009. In 2011 and 2010, interest expense decreased primarily due to lower short-term debt.

Corporate and Other
The table below summarizes the operating results for Corporate and Other:

	Year Ended December 31,			Change
	2011	2010	2009	2011/2010	2010/2009
		(In millions)
Total revenues	$(34.0)	$(39.4)	$(41.7)	$5.4	$2.3
Cost of energy	(33.8)	(39.1)	(41.3)	5.3	2.3
Gross margin	(0.2)	(0.3)	(0.4)	0.2	0.1
Operating expenses	(9.7)	(12.3)	(13.5)	2.6	1.2
Depreciation and amortization	16.5	16.8	16.7	(0.3)	0.1
Operating income (loss)	(7.0)	(4.9)	(3.6)	(2.2)	(1.3)
Gain on sale of First Choice	174.9	—	—	174.9	—
Optim Energy loss and impairment	—	(203.4)	(30.1)	203.4	(173.3)
Other income (deductions)	(15.8)	(6.0)	15.2	(9.8)	(21.2)
Net interest charges	(19.6)	(20.5)	(22.5)	0.9	2.0
Earnings (loss) before income taxes	132.5	(234.8)	(41.1)	367.3	(193.8)
Income (taxes) benefit	(56.5)	92.8	18.5	(149.3)	74.3
Segment earnings (loss)	$76.0	$(142.0)	$(22.5)	$218.1	$(119.5)

The Corporate and Other segment includes consolidation eliminations of revenues and cost of energy between business segments, primarily related to TNMP's sale of transmission services to First Choice prior to November 1, 2011, when PNMR sold First Choice.

Operating expenses increased $1.2 million in 2010 and $2.6 million in 2011. The increase in 2011 is primarily due to legal and consulting expenses incurred related to assessments of strategic alternatives for PNMR's competitive businesses. The increase in 2010 was driven primarily by a fee that was received from NMGC in 2009 related to the transition of accounting systems following the sale of PNM Gas.
Corporate and Other results include a gain on the sale of First Choice. Results of operations of First Choice are discussed above. The sale of First Choice is discussed in Note 2.
Corporate and Other results also include losses associated with Optim Energy. Further information regarding Optim Energy is shown below. The loss due to the impairment of PNMR's investment in Optim Energy, which is discussed above and in Note 21, is also reflected in the Corporate and Other segment.
Other income and deductions decreased in 2011 primarily due to a $9.2 million loss on the repurchase of $50.0 million of PNMR's 9.25% senior unsecured notes (Note 6). Other income and deductions decreased in 2010 compared to 2009 primarily due to a $15.0 million fee received upon termination of the CRHC acquisition agreement and a gain of $7.3 million on the repurchase of $157.4 million of PNMR's 9.25% senior unsecured notes, both of which occurred in 2009.
Net interest charges decreased by $2.0 million in 2010 and $0.9 million in 2011. The decrease in 2011 compared to 2010 is primarily related to lower borrowings of long-term debt. The decrease in 2010 is primarily related to lower borrowings of long-term debt and interest on uncertain income tax positions.
In 2010, income tax benefit was reduced by the impairment of New Mexico wind energy production tax credit carry forwards. These credits were not expected to be utilized prior to their expiration due to the Company's net operating loss position.

Optim Energy
As described above and in Note 21, PNMR reduced its investment in Optim Energy to zero at December 31, 2010 due to the determination that the investment was fully impaired, resulting in a pre-tax impairment loss of $188.2 million ($113.7 million after-tax). In accordance with GAAP, PNMR did not record income or losses associated with its investment in Optim Energy in 2011 as PNMR had no contractual requirement or agreement to provide Optim Energy with additional financial resources. Accordingly, Optim Energy has no impact on PNMR's 2011 balance sheet, statement of earnings, and statement of cash flows. Therefore, summarized financial information for Optim Energy is not presented for 2011. PNMR entered into agreements on September 23, 2011 that reduced PNMR's ownership in Optim Energy from 50% to 1%. On January 4, 2012, ECJV exercised its option to acquire PNMR's remaining 1% ownership interest in Optim Energy at fair market value, which was determined to be zero. PNMR accounted for its investment in Optim Energy using the equity method of accounting until September 23, 2011 and used the cost method thereafter.

In 2009 and 2010, Optim Energy's strategy and near-term focus was on utilizing cash flow from operations to reduce debt and optimizing its generation assets as a stand-alone independent power producer.  Optim Energy's results of operations were primarily determined by the prices at which its power was sold and its fuel to generate power, principally natural gas, was procured. Power prices in the ERCOT market are directly correlated to natural gas prices. The markets for power and natural gas were depressed in 2009 and 2010. Optim Energy had net earnings (loss) of $(25.1) million and $(56.8) million in the years ended December 31, 2010 and 2009. PNMR recognized net earnings (loss) from Optim Energy of $(15.2) million and $(30.1) million in the years ended December 31, 2010 and 2009. Such amounts include amortization of a basis difference between PNMR's recorded investment in Optim Energy and 50 percent of Optim Energy's equity.

LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows
The information concerning PNMR’s cash flows is summarized as follows:

	Year Ended December 31,			Change
	2011	2010	2009	2011/2010	2010/2009
	(In millions)
Net cash flows from:
Operating activities	$292.2	$287.4	$87.7	$4.8	$199.7
Investing activities	19.8	(275.9)	379.7	295.7	(655.6)
Financing activities	(312.3)	(10.7)	(593.4)	(301.6)	582.7
Net change in cash and cash equivalents	$(0.3)	$0.8	$(126.0)	$(1.1)	$126.8

The changes in PNMR's cash flows from operating activities relate primarily to increased cash flows at PNM and TNMP due to rate increases in 2011 and 2010 and a reduction in collateral requirements at December 31, 2011, primarily due to the sale of First Choice. Net refunds of income taxes of $5.5 million and $99.3 million in 2011 and 2010 compared with net payments of $118.2 million in 2009 also contributed to the changes. The net refund of income taxes in 2010 included changes in book to tax differences on capitalized overheads and in 2009 was primarily related to the sale of PNM Gas.
The changes in cash flows from investing activities relate primarily to the proceeds from the sale of First Choice in 2011 of $329.3 million and related transaction costs of $10.9 million. Utility plant additions decreased $6.5 million in 2010 and increased $45.4 million in 2011 after reflecting payments for rights-of-way renewals at PNM of $11.2 million in 2011, $29.3 million in 2010, and $10.6 million in 2009. In addition, PNMR made equity contributions of $20.3 million to Optim Energy in 2010. In 2009, PNM received proceeds of $652.9 million from the sale of PNM Gas.
The changes in cash flows from financing activities relate primarily to the use of the proceeds from the sale of First Choice in 2011 to purchase PNMR common stock for $125.7 million, PNMR's convertible preferred stock, Series A for $73.5 million, and long-term debt for $58.5 million. In addition, payments received on PVNGS firm-sales contract arrangements were $2.6 million in 2011, compared to $30.5 million in 2010 and $30.7 million in 2009, as those contracts expired at December 31, 2010. A net repayment of $3.4 million for transmission interconnection arrangements at PNM in 2011 compared to proceeds of $8.5 million in 2010 also contributed to the change. In 2011, PNM obtained $160.0 million in new long-term borrowings, using the proceeds to reduce short-term borrowings. Also in 2011, TNMP replaced $50.0 million in long-term debt with a new term loan agreement for $50.0 million. In 2010, PNM refinanced the $403.8 million of PCRBs. In 2009, the proceeds from the sale of PNM Gas were used to retire short-term borrowings at PNM and PNMR, as well as the retirement of long-term borrowings at PNMR. At TNMP, the retirement of both short-term and long-term borrowings was financed by new long-term borrowings in 2009.
Financing Activities
See Note 6, for additional information concerning the Company’s financing activities.
Capital Requirements
Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR's current construction program include:

•	Upgrading generation resources, including those for renewable energy

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel
Projected capital requirements are:

	2012	2013-2016	Total
	(In millions)
Construction expenditures	$286.6	$1,020.3	$1,306.9
Dividends on PNMR common stock	46.2	184.8	231.0
Dividends on PNM preferred stock	0.5	2.0	2.5
Total capital requirements	$333.3	$1,207.1	$1,540.4

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above do not include any amounts related to environmental upgrades at SJGS or Four Corners that may be required by EPA to address regional haze, additional renewable resources that may be required to meet the RPS, or additional peaking resources that may be needed to meet needs outlined in PNM's current IRP. Estimates for construction expenditures currently do not include any significant expenditures for environmental control facilities. See Note 16 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the year ended December 31, 2011, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity. Note 6 contains information about the maturities on long-term debt. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
Liquidity
PNMR's liquidity arrangements include the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility that both expire in 2016 and the TNMP Revolving Credit Facility that expires in December 2015. On October 31, 2011, PNMR entered into the PNMR Revolving Credit Facility, which has a financing capacity of $300.0 million, and PNM entered into the PNM Revolving Credit Facility, which has a financing capacity of $400.0 million. The new credit facilities replace the PNMR Facility and the PNM Facility, both of which would have expired in August 2012. The terms and conditions of the new facilities are substantially similar to the prior facilities and the Company believes the terms and conditions are consistent with those of other investment grade revolving credit facilities in the utility industry.  Each of the new facilities contains one financial covenant that requires the maintenance of debt-to-capital ratios of less than or equal to 65%.  These ratios reflect the present value of payments under the PVNGS and EIP leases as debt.
These facilities provide short-term borrowing capacity and also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company's business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Short-term borrowings at PNMR ranged from zero to $106.0 million during the year ended December 31, 2011 and the three months ended December 31, 2011. PNM short-term borrowings ranged from zero to $298.0 million during the year ended December 31, 2011 and from zero to $257.0 million during the three months ended December 31, 2011. PNMR short-term borrowings ranged from $14.0 million to $133.0 million during the year ended December 31, 2010. PNM short-term borrowings ranged from $110.0 million to $244.0 million during the year ended December 31, 2010. There were no borrowings under the TNMP Revolving Credit Facility during 2011 and 2010. At December 31, 2011, average interest rates were 2.05% for the PNMR Revolving Credit Facility and 1.80% for the PNM Revolving Credit Facility. PNMR also has a $5.0 million line of credit expiring in August 2012 with a single financial institution.
The Company currently believes that its capital requirements can be met through internal cash generation, existing credit arrangements, and access to public and private capital markets. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements. However, if difficult market conditions experienced during the recent recession return or worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives. Also, PNM may consider seeking authorization for the issuance of first mortgage bonds to improve access to the capital markets.
In addition to its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements during the 2012-2016 period. This could include debt refinancing, new debt issuances, and/or new equity.
The Company's ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

•	Ability to earn a fair return on equity

•	Results of operations

•	Ability to obtain required regulatory approvals

•	Conditions in the financial markets

•	Credit ratings
On September 26, 2011, S&P raised the credit ratings for PNMR, PNM, and TNMP and changed the outlook for each entity to positive. On November 1, 2011, Moody's raised the credit ratings for PNMR and TNMP but retained the outlook at stable. As of February 22, 2012, ratings on the Company's debt securities were as follows:

	PNMR	PNM	TNMP
S&P
Senior secured	*	*	BBB
Senior unsecured	BB	BBB-	*
Preferred stock	*	B+	*
Moody’s
Senior secured	*	*	A3
Senior unsecured	Ba1	Baa3	*
Preferred stock	*	Ba2	*
* Not applicable
Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.
A summary of liquidity arrangements as of February 22, 2012 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
		(In millions)
Financing Capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
Local lines of credit	5.0	—	—	5.0
Total financing capacity	$305.0	$400.0	$75.0	$780.0
Amounts outstanding as of February 22, 2012:
Revolving credit facility	$27.8	$152.3	$—	$180.1
Local lines of credit	—	—	—	—
Total short-term debt outstanding	27.8	152.3	—	180.1
Letters of credit	11.0	3.7	0.3	15.0
Total short term-debt and letters of credit	$38.8	$156.0	$0.3	$195.1
Remaining availability as of February 22, 2012	$266.2	$244.0	$74.7	$584.9
Invested cash as of February 22, 2012	$0.6	$—	$—	$0.6

The above table excludes intercompany debt. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
For offerings of securities registered with the SEC, PNMR has a shelf registration statement expiring in March 2014. This shelf registration statement has unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations. PNMR can also offer new shares of common stock through the PNM Resources Direct Plan under a separate SEC shelf registration statement that expires in August 2012. PNM has a shelf registration statement for up to $440.0 million of senior unsecured notes that will expire in May 2014.
Off-Balance Sheet Arrangements
PNMR's off-balance sheet arrangements include PNM's operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and Delta.

In 1985 and 1986, PNM consummated sale and leaseback transactions for its interest in PVNGS Units 1 and 2. The original purpose of the sale-leaseback financing was to lower revenue requirements and to levelize the ratemaking impact of PVNGS being placed in-service. The lease payments reflected lower capital costs as the equity investors were able to capitalize the investment with greater leverage than PNM and because the sale transferred tax benefits that PNM could not fully utilize. Under traditional ratemaking, the capital costs of ownership of a major rate base addition, such as a nuclear plant, are front-end loaded. The revenue requirements are high in the initial years and decline over the life of the plant as depreciation occurs. By contrast, the lease payments are level over the lease term. The leases, which expire in 2015 and 2016, contain options to renew the leases at a fixed price or to purchase the property for fair market value. See Note 7 regarding the status of these alternatives.
Additionally, in 1996, PNM entered into a PPA for the rights to all the output of the Delta generating plant through June 2020. The PPA is accounted for as an operating lease. The gas turbine generating unit is operated by Delta, which is a variable interest entity. See Note 9. The plant is mainly used to meet peak load requirements.
For reasons similar to the PVNGS sale and leaseback transactions, PNM built the EIP Transmission Line and sold it in sale and leaseback transactions in 1985. The EIP line is a 216 mile, 345 kilovolt line with a capacity of 200 MW. PNM currently owns 60% and operates the other 40% of the EIP line under the terms of a lease agreement. The lease expires in 2015 with fixed-rate and fair market value renewal options and a fair market value purchase option.

The future lease payments shown below for the PVNGS and EIP leases have been reduced by amounts that will be returned to PNM through its ownership in related lessor notes.

	PVNGS Units 1&2	EIP	Delta	Total
	(In thousands)
2012	$25,078	$498	$5,956	$31,532
2013	27,427	2,845	5,956	36,228
2014	32,236	2,845	5,956	41,037
2015	17,082	1,422	5,956	24,460
2016	3,270	—	5,956	9,226
Thereafter	—	—	21,342	21,342
Total	$105,093	$7,610	$51,122	$163,825

See Sources of Power, Investments in Note 1, and Note 7 for additional information.
Commitments and Contractual Obligations
The following table sets forth PNMR’s long-term contractual obligations as of December 31, 2011. See Note 7 for further details about the Company’s significant leases:

	Payments Due
Contractual Obligations	2012	2013-2014	2015-2016	2017 and Thereafter	Total
	(In thousands)
Long-term debt (a)	$2,387	$52,530	$181,892	$1,442,070	$1,678,879
Interest on long-term debt (b)	117,042	232,743	212,583	728,097	1,290,465
Operating leases (c)	49,923	111,058	58,288	103,669	322,938
Transmission reservation payments	13,421	16,665	3,316	16,980	50,382
Coal contracts (d)	58,319	119,369	116,267	46,411	340,366
Coal mine decommissioning	3,207	1,311	3,164	67,999	75,681
Nuclear decommissioning funding requirements (e)	2,600	5,200	5,200	48,138	61,138
Outsourcing	6,385	4,541	1,300	—	12,226
Pension and retiree medical (f)	86,376	75,151	25,451	—	186,978
Construction expenditures (g)	286,654	541,612	478,673	—	1,306,939
Total (h)	$626,314	$1,160,180	$1,086,134	$2,453,364	$5,325,992

(a)	Represents total long-term debt excluding unamortized discount of $4.9 million.

(b)	Represents interest payments during the period.

(c)	The operating lease amounts include amounts due to Delta and are net of amounts to be returned to PNM as payments on its investments in related lessor notes. See Investments in Note 1 and Note 7.

(d)	Represents only certain minimum payments that may be required under the coal contracts if no deliveries are made.

(e)	These obligations represent funding based on the current rate of return on investments.

(f)	The Company only forecasts funding for its pension and retiree medical plans for the next five years.

(g)	Represents forecasted capital expenditures, including nuclear fuel, under which substantial commitments have been made. The Company only forecasts capital expenditures for the next five years.

(h)
PNMR is unable to reasonably estimate the timing of liability and interest payments for uncertain income tax positions in individual years due to uncertainties in the timing of the effective settlement of tax positions. Therefore, PNMR’s liability of $19.6 million and interest payable of $1.1 million are not reflected in this table. Amounts PNM is obligated to pay Valencia are not included above since Valencia is consolidated by PNM in accordance with GAAP. See Note 9. No amounts are included above for the New Mexico Wind Energy PPA since there are no minimum payments required under that agreement.

Contingent Provisions of Certain Obligations
PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The most significant consequences resulting from these contingent requirements are detailed in the discussion below.
The PNMR Revolving Credit Facility, the PNM Revolving Credit Facility, and the TNMP Revolving Credit Facility contain “ratings triggers,” for pricing purposes only. If PNMR, PNM, or TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost. In addition, these credit facilities contain contingent requirements that require the maintenance of debt-to-capital ratios of less than 65%. In the calculation of debt for PNMR and PNM, the present value of payments under the PVNGS and EIP leases are considered debt. If that ratio were to exceed 65%, the entity could be required to repay all borrowings under its facility, be prevented from borrowing on the unused capacity under the facility, and be required to provide collateral for all outstanding letters of credit issued under the facility.
If a contingent requirement were to be triggered under the PNM Revolving Credit Facility resulting in an acceleration of the repayment of outstanding loans under the PNM Revolving Credit Facility, a cross-default provision in the PVNGS leases could occur if the accelerated amount is not paid. If a cross-default provision is triggered, the PVNGS lessors have the ability to accelerate their rights under the leases, including acceleration of all future lease payments.
PNM's standard purchase agreement for the procurement of gas for its fuel needs contains a contingent requirement that could require PNM to provide collateral for its gas purchase obligations if the seller were to reasonably believe that PNM was unable to fulfill its payment obligations under the agreement.
The master agreement for the sale of electricity in the WSPP contains a contingent requirement that requires PNM to provide collateral if the credit ratings on its debt falls below investment grade. Additionally, PNM utilizes standard derivative contracts to financially hedge and trade energy. These agreements contain contingent requirements that require PNM to provide security if the credit rating on its debt falls below investment grade. The WSPP agreement also contains a contingent requirement, commonly called a material adverse change provision, which could require PNM to provide collateral if a material adverse change in its financial condition or operations were to occur.
No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure
The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include operating lease obligations as debt.

	December 31,
PNMR	2011	2010
PNMR common equity	48.3%	47.8%
Convertible preferred stock	—	3.1%
Preferred stock of subsidiary	0.3%	0.4%
Long-term debt	51.4%	48.7%
Total capitalization	100.0%	100.0%
PNM
PNM common equity	49.7%	51.3%
Preferred stock	0.5%	0.5%
Long-term debt	49.8%	48.2%
Total capitalization	100.0%	100.0%
TNMP
Common equity	59.8%	59.4%
Long-term debt	40.2%	40.6%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY
Climate Change Issues

Background
In 2011, PNM's generating plants emitted approximately 7.1 million metric tons of CO2, which comprises the vast majority of its GHG.  By comparison, the total GHG in the United States in 2009, the latest year for which EPA has published this data, were approximately 6.6 billion metric tons, of which approximately 5.5 billion metric tons were CO2.  According to EPA data, electricity generation accounted for approximately 2.2 billion metric tons, or 40%, of the CO2 emissions.
PNM has several programs underway to reduce GHG from its generating plants, thereby reducing its exposure to climate change regulation. See Note 17. In 2011, PNM completed construction of 22 MW of utility-scale solar generation located at five sites on PNM's system throughout New Mexico. Additionally, PNM has a customer distributed solar generation program that is expected to grow distributed solar from the 14 MW installed at the end of 2011 to over 35 MW in the next year. Once fully subscribed, the distributed solar programs will reduce PNM's demand for fossil-fueled electricity generation by 82 GWh per year. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with an annual budget of over $17 million, that projects electricity savings in 2012 of an estimated 60 GWh. Over the next 19 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 12,870 GWh of electricity, which will avoid at least 6.1 million metric tons of CO2 based upon projected emissions from PNM's system-wide portfolio with and without these programs. These estimates are subject to change given that it is difficult to accurately estimate avoidance because of the high uncertainty of many of the underlying variables and complex interrelationships between those variables, including changes in demand for electricity.
Management periodically updates the Board on implementation of corporate environmental policy and the Company's environmental management systems, promotion of energy efficiency and use of renewable resources.  The Board is also advised of the Company's practices and procedures to assess the sustainability impacts of operations on the environment.  The Board regularly considers associated issues around climate change, the Company's GHG exposures, and potential financial consequences that might result from potential federal and/or state regulation of GHG.
Approximately 81.9% of PNM's owned and leased generating capacity at December 31, 2011 consisted of coal or gas-fired generation that produces GHG, all of which is located within the United States. The Company does not anticipate any direct impact from any near-term international accords. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG, including plant performance.  For example, if PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. If new natural gas-fired generation resources are added to meet increased load anticipated in PNM's current IRP, GHG would be incrementally increased. Because of the Company's dependence on fossil-fueled generation, any legislation that imposes a limit or cost on GHG will impact the cost at which electricity is produced. While PNM expects to be entitled to recover that cost through rates, the timing and outcome of proceedings for cost recovery is uncertain. In addition, to the extent that any additional costs are recovered through rates, customers may reduce their demand, relocate facilities to other areas with lower energy costs, or take other actions that ultimately will adversely impact the Company.
Given the geographic location of its facilities and customers, PNM generally has not been exposed to the extreme weather events and other physical impacts commonly attributed to climate change, with the possible exception of periodic drought conditions. Climate changes are generally not expected to have material consequences in the near-term. Drought conditions in northwestern New Mexico could impact the availability of water for cooling coal-fired generating plants. Water shortage sharing agreements have been in place since 2004, although no shortage has been declared due to sufficient precipitation in the San Juan basin. PNM also has a supplemental water contract in place with the Jicarilla Tribe to help address any water shortages from primary sources. The contract expires December 31, 2016.  TNMP has operations in the Gulf coast area of Texas, which experiences periodic hurricanes and drought conditions. In addition to potentially causing physical damage to TNMP owned facilities, which disrupt the ability to generate, transmit, and/or distribute energy, hurricanes can temporarily reduce customers' usage and demand for energy.
EPA Regulation
In April 2007, the U.S. Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.   In December 2009, EPA released its final endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations.
In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule is to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. The rule focuses on the largest sources of GHG, including fossil-fueled electric generating units. This program currently covers new construction projects that emit GHG of at least 100,000 tons per year (even if PSD is not triggered for other pollutants). In addition, modifications at existing facilities that increase GHG by at least 75,000 tons per year will be subject to PSD permitting requirements, even if they do not significantly increase emissions of any other pollutant. An additional phase is scheduled to become effective in July 2013 and may regulate even smaller GHG sources. All of PNM's fossil-fueled generating plants are potentially subject to the Tailoring Rule because of the magnitude of non-GHG, but the plants do not have any currently planned projects that would trigger PSD permitting for GHGs.
On December 23, 2010, EPA announced a proposed rulemaking timeline for CAA NSPS for GHG from power plants and petroleum refineries. EPA is expected to announce the proposed GHG NSPS in the near future. The EPA previously missed several deadlines to propose the rules, the most recent being in January 2012. The deadline for EPA to publish the final standards is still May 26, 2012, although final action is not expected until late 2012. The CAA's NSPS provisions include separate programs for new and modified facilities and for existing facilities. EPA will establish NSPS for new and modified facilities directly, while EPA will establish emission guidelines for existing facilities through a cooperative federal-state process.
EPA regulation of GHG from large stationary sources will impact PNM's operations due to the Company's reliance on fossil-fueled electric generation. The impact to PNM is unknown because the regulatory requirements, including Best Available Control Technology implications and NSPS requirements are still developing. Impacts could involve investments in efficiency improvements and/or control technologies at the fossil-fueled generating plants. It is also possible that the costs of such improvements or technologies could impact the economic viability of some plants.
Federal Legislation
Prospects for enactment of legislation imposing a new or enhanced regulatory program to address climate change in the current Congress are extremely unlikely, although Congress could address these issues at a future time. Instead, EPA is likely the primary venue for GHG regulation in the near future.
The Company has assessed, and continues to assess, the impacts of potential climate change legislation or regulation on its business.  This assessment is preliminary, and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  The Company's assessment includes assumptions regarding the specific GHG limits, the timing of implementation of these limits, the level of emissions allowances allocated and the level that must be purchased, the development of technologies for renewable energy and to reduce emissions, the cost of emissions allowances, the degree to which offsets may be used for compliance, and provisions for cost containment. Moreover, the assessment assumes various market reactions such as with respect to the price of coal and gas and regional plant economics.  These assumptions, at best, are preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation would likely, among other things, result in significant compliance costs, including significant capital expenditures by the Company, and could jeopardize the economic viability of certain generating facilities. See Note 16.  In turn, these consequences would lead to increased costs to customers and could affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced demand for electricity.  The Company's assessment process is ongoing, but too preliminary and speculative at this time for the meaningful prediction of financial impact.
State and Regional Activity
Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility's customers.  The NMPRC issued an order in June 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  However, PNM is required to use these prices for purposes of its IRP, and the prices may not reflect the costs that it ultimately will incur.  PNM's IRP filed with the NMPRC on July 18, 2011 (Note 17), showed that while consideration of the NMPRC required carbon emissions costs did not significantly change the resource decisions regarding future facilities over the next 20 years, it did slightly impact the projected in-service dates of some of the identified resources.  Much higher GHG costs than assumed in the NMPRC analysis are necessary to impact future resource decisions. The primary consequence of the standardized cost of carbon emissions was an increase to generation portfolio costs.
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
On June 4, 2010, the NMED filed a petition with the EIB for the adoption of rules required to implement a WCI cap-and-trade program. A hearing was held in September 2010. On November 2, 2010, the EIB approved the NMED's proposal to institute a regional cap-and-trade rule that would affect sources regulated by NMED that emit more than 25,000 metric tons of CO2 per year. The cap would start with an emissions baseline established in 2011. NMED would grant allowances for free to regulated sources based on their baseline and a 2% annual reduction. In order to take effect, New Mexico and California must recognize each other as trading partners under the WCI regional trading program, which has not occurred. On October 20, 2011, the California Air Resources Board adopted a final cap-and-trade regulation that calls for quarterly auctions of GHG allowances starting in August 2012. Also, several market elements including allowance tracking and a trading market must be established by WCI. The EIB adopted the proposed rule in December 2010. PNM appealed the EIB's decision and after various legal proceedings, the EIB voted to repeal the cap-and-trade program regulation on February 6, 2012. The EIB decision is subject to appeal.
In December 2008, New Energy Economy (“NEE”), a non-profit environmental advocacy organization, petitioned the EIB to amend existing regulations and adopt new regulations that would reduce GHG from certain sources regulated by the State of New Mexico. Following extensive litigation regarding the EIB's authority to regulate GHG, which did not resolve the issue, the rulemaking hearing on the NEE petition concluded on October 5, 2010. On December 8, 2010, the EIB adopted a modified version of the petition. The modifications pushed the effective date to January 1, 2013 or six months after NMED's cap-and-trade rule is no longer in force, whichever is later. PNM filed testimony in the rulemaking hearing estimating the cost of electricity to PNM's customers would increase by approximately $8 million each year over the prior year if the NEE's proposed rule is adopted. On January 25, 2011, PNM appealed the EIB's decision and, after court-sanctioned mediation, PNM and EIB filed a joint motion asking the court of appeals to remand the case to the EIB for a period of 180 days. The court granted the motion on July 19, 2011. PNM and other industry parties filed a Petition for Regulatory Change (Repeal) of the NEE Rule on July 15, 2011. Hearings on the petition to repeal the rule were held in December 2011. The EIB is scheduled to deliberate the repeal of the NEE Rule on March 16, 2012. If the EIB does not repeal the NEE Rule and it takes effect, PNM will seek to recover in rates any increased costs due to the rule. PNM estimates the cost of compliance with this rule to be $541 million over the 20-year IRP planning period.

In April 2011, NEE moved to intervene in PNM's appeal, which motion was denied by the New Mexico Court of Appeals. After further procedural steps in the Court of Appeals, NEE filed a Writ of Superintending Control in the New Mexico Supreme Court in June 2011 and also sought to vacate the remand order entered by the Court of Appeals. After oral argument, the Supreme Court held on July 27, 2011 that NEE has the right to be a party on appeal. However, the remand of PNM's appeal, in which NEE is now an appellee, remains in effect.
The status of the NMED cap-and-trade rule and the NEE rule is currently uncertain and it is possible the EIB, the courts, or the legislature might take further action on them. In addition, the Governor of New Mexico established a small-business task force to review recent regulations shortly after her inauguration. The task force issued its recommendations on April 1, 2011. The recommendations include changing New Mexico's status in the WCI from participant to observer and revising the cap-and-trade rule approved in November 2010. New Mexico is no longer a participant in the WCI. However, the state is continuing to work with other states and provinces on other North American climate initiatives and clean energy policies and strategies.
Transmission Issues

FERC has pending numerous notices of inquiry and rulemaking dockets related to transmission issues. Such actions may lead to changes in FERC administrative rules or ratemaking policy, but have no time frame in which action must be taken or a docket closed with no further action. Further, such notices and rulemaking dockets do not apply strictly to PNM, but will have industry-wide effects in that they will apply to all FERC-regulated entities. The Company monitors and often submits comments taking a position in such notices and rulemaking dockets or may join in larger group responses. The Company often cannot determine the full impact of a proposed rule and policy change until the final determination is made by FERC and PNM is unable to predict the outcome of these matters.
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
In July 2011, FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development.  Order 1000 will require significant changes in transmission planning and cost allocation mechanisms in the western region that PNM is located.  The impacts of the new requirements of Order 1000 relating to future transmission development and ownership on the company are uncertain.  Much of the work needed to be able to comply must be done at the subregional level and PNM plans to work through WestConnect in developing both its own and regional compliance filings. Compliance filings to address these new requirements are due October 2012.
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
Other Matters
See Notes 16 and 17 for a discussion of commitments and contingencies and rate and regulatory matters. See Note 20 for a discussion of accounting pronouncements that have been issued, but are not yet effective and have not been adopted by the Company.

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
Unbilled Revenues
The Company records unbilled revenues representing management’s assessment of the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of that month. Management estimates unbilled revenues based on historical sales recorded in the billing system, taking into account weather impacts. The method is consistent with the approach to normalization employed for rate case billing determinants and the load forecast. To the extent the estimated amount differs from the amount subsequently billed, revenues will be affected.
Regulatory Accounting
The Company is subject to the provisions of GAAP for rate-regulated enterprises and records assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities.
The Company evaluates the probability that regulatory assets and liabilities will impact future rates and makes various assumptions in those analyses. The expectations of future rate impacts are generally based on orders issued by regulatory commissions or historical experience, as well as discussions with applicable regulatory authorities. If future recovery or refund ceases to be probable, the Company would be required to write-off the portion that is not recoverable or refundable.

Impairments
Tangible long-lived assets and amortizable intangible assets are evaluated for impairment when events and circumstances indicate that the assets might be impaired in accordance with GAAP. These potential impairment indicators include management’s assessment of fluctuating market conditions as a result of planned and scheduled customer purchase commitments; future market penetration; fluctuating market prices resulting from factors including changing fuel costs and other economic conditions; weather patterns; and other market trends. The amount of impairment recognized, if any, is the difference between the fair value of the asset and the carrying value of the asset and would reduce both the asset and current period earnings. Variations in the assessment of potential impairment or in the assumptions used to calculate an impairment could result in different outcomes, which could lead to significant effects on the Consolidated Financial Statements.
Goodwill and non-amortizable other intangible assets are evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Note 23 contains information on the impairment testing performed by the Company on goodwill and intangible assets. No impairments were indicated in the Company’s annual goodwill testing, which was performed as of April 1, 2011. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. The annual testing was based on certain critical estimates and assumptions. Changes in the estimates or the use of different assumptions could affect the determination of fair value and the conclusion of impairment for each reporting unit.
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
The other primary factor impacting the determination of the fair value of each reporting unit is the estimation of future cash flows. The Company considers budgets, long-term forecasts, historical trends, and expected growth rates in order to estimate future cash flows. Any forecast contains a degree of uncertainty and modifications to these cash flows could significantly increase or decrease the fair value of a reporting unit. For the PNM and TNMP reporting units, which are subject to rate-regulation, a fair recovery of and return on costs prudently incurred to serve customers is assumed. Should the regulators not allow recovery of certain costs or not allow these reporting units to earn a fair rate of return on invested capital, the fair value of the reporting units could decrease. For the First Choice unregulated reporting unit, which PNMR sold on November 1, 2011 (Note 2), assumptions regarding customer usage, pricing, retention, and payment behavior, in addition to fluctuations in the cost of energy, significantly impacted estimates of future cash flows.
The Company believes that the WACCs and cash flow projections utilized in the 2011 testing appropriately reflected the fair value of each reporting unit. Since any cash flow projection contains uncertainty, the Company adjusted the WACCs used to reflect that uncertainty. The Company does not believe that there are indications of goodwill impairment in any of its reporting units, but this analysis is highly subjective. As of the impairment testing for April 1, 2011, the fair value of the PNM reporting unit, which had goodwill of $51.6 million, exceeded its carrying value by approximately 5%. The fair value of the TNMP reporting unit, which had goodwill of $226.7 million and the fair value of the First Choice reporting unit, which had goodwill of $43.0 million, exceeded their carrying values by more than ten percent. Due to the subjectivity and sensitivities of the assumptions and estimates underlying the impairment analysis, there can be no assurance that future analyses, which will be based on the appropriate assumptions and estimates at that time, will not result in impairments.

PNMR had an investment in Optim Energy, which was accounted for using the equity method of accounting up to September 23, 2011. On September 23, 2011, PNMR's ownership in Optim Energy was reduced from 50% to 1%. Beginning in 2009 and continuing throughout 2010, Optim Energy was affected by adverse market conditions, primarily low natural gas and power prices. These factors were indicators of impairment that required an impairment analysis to be performed by PNMR of its investment in Optim Energy as of December 31, 2010. PNMR's analysis indicated that its entire investment in Optim Energy was impaired and PNMR reduced the carrying value of its investment in Optim Energy to zero at December 31, 2010, resulting in a pre-tax loss of $188.2 million in 2010. Accordingly and because PNMR had no further financial commitment to Optim Energy, no additional impairment analysis was performed in 2011. See Note 21.
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
Derivatives
The Company follows the provisions set forth in GAAP to account for derivatives. These provisions establish accounting and reporting standards requiring derivative instruments to be recorded in the balance sheet as either an asset or liability measured at their fair value. GAAP also requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting or normal purchase and sale criteria are met. Fair value is based on current market quotes as available and is supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available. External pricing input availability varies based on commodity location market liquidity, and term of the agreement. Although the Company uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimate technique. Changes in the assumptions used in the fair value determinations could have significant impacts. See Note 8.

Pension and Other Postretirement Benefits
The Company maintains qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs. The net periodic benefit cost or income and the calculation of the projected benefit obligations are recognized in the Company’s financial statements and depend on investment performance, the level of contributions made to the plans, and employee demographics. They both require the use of a number of actuarial assumptions and estimates. The most critical of the actuarial assumptions are the expected long-term rate of return, the discount rate, and projected health care cost trend rates. The Company reviews and evaluates its actuarial assumptions annually and adjusts them as necessary. See Note 12.
Accounting for Contingencies
The financial results of the Company may be affected by judgments and estimates related to loss contingencies. Losses associated with uncollectible trade accounts receivable was a significant contingency for First Choice, which PNMR sold on November 1, 2011. The determination of bad debt expense is based on factors such as historical write-off experience, aging of accounts receivable balances, general economic conditions, and customer behavior.
Contingencies related to litigation and claims, as well as environmental and regulatory matters, also require the use of significant judgment and estimation. The Company attempts to take into account all known factors when determining the proper accrual, however the actual outcomes can vary from any amounts accrued. See Note 16.
Income Taxes
The Company’s income tax expense and related balance sheet amounts involve significant judgment and use of estimates. Amounts of deferred income tax assets and liabilities, current and noncurrent accruals, and determination of uncertain tax positions involve judgment and estimates related to timing and probability of the recognition of income and deductions by taxing authorities. In addition, some temporary differences are accorded flow-through treatment by the Company’s regulators and impact the Company’s effective tax rate. In assessing the likelihood of the realization of deferred tax assets, management considers the estimated amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecasted financial condition and results of operations in future periods, and the final review from taxing authorities. See Note 11.
Market Risk
See Item 7A. Quantitative and Qualitative Disclosure About Market Risk for discussion regarding the Company’s accounting policies and sensitivity analysis for the Company’s financial instruments and derivative energy and other derivative contracts.
MD&A FOR PNM
RESULTS OF OPERATIONS
PNM’s continuing operations are presented in the PNM Electric segment, which is identical to the segment presented above in Results of Operations for PNMR. PNM’s discontinued operations are presented in the PNM Gas segment, which is identical to the total earnings from discontinued operations, net of income taxes, shown on the Consolidated Statements of Earnings for both PNM and PNMR. See Note 22.
MD&A FOR TNMP
RESULTS OF OPERATIONS
TNMP operates in one reportable segment, TNMP Electric, as presented above in Results of Operations for PNMR.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the Board. The Board’s Finance Committee sets the risk limit parameters. The RMC, comprised of corporate and business segment officers, oversees all of the risk management activities, which include commodity risk, credit risk, interest rate risk, and business risk. The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies. The Company has risk control organizations, which are assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions on an enterprise-wide basis.
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

The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions other than cash flow hedges. The following table does not include $1.2 million of settlements in 2010 of positions taken in 2008 by First Choice to flatten speculative transactions when First Choice ceased such transactions. These settlements were insignificant to 2010.

	Economic Hedges
	PNMR	PNM
	(In thousands)
Sources of fair value gain (loss):
Net fair value at December 31, 2009	$2,217	$1,431
Amount realized on contracts delivered during period	20,709	3,723
Changes in fair value	(48,773)	(9,416)
Net mark-to-market change recorded in earnings	(28,064)	(5,693)
Net change recorded as regulatory liability	569	569
Unearned/prepaid option premiums	41	—
Settlement of de-designated cash flow hedges	2,262	17
Net fair value at December 31, 2010	(22,975)	(3,676)
Amount realized on contracts delivered during period	5,232	(802)
Changes in fair value	3,481	4,624
Net mark-to-market change recorded in earnings	8,713	3,822
Net change recorded as regulatory liability	(502)	(502)
Unearned/prepaid option premiums	1,793	—
Settlement of de-designated cash flow hedges	423	—
Sale of First Choice	12,192	—
Net fair value at December 31, 2011	$(356)	$(356)

The following table provides the maturity of the net assets (liabilities) other than cash flow hedges, giving an indication of when these mark-to-market amounts will settle and generate (use) cash.
Fair Value of Mark-to-Market Instruments at December 31, 2011

	Less than 1 year	1-3 Years	4+ Years	Total
PNMR and PNM	(In thousands)
Economic hedges
Prices actively quoted	$—	$—	$—	$—
Prices provided by other external sources	2,081	(1,596)	(841)	(356)
Prices based on models and other valuations	—	—	—	—
Total	$2,081	$(1,596)	$(841)	$(356)

At December 31, 2011, PNMR and PNM had no commodity derivative instruments designated as cash flow hedging instruments. The fair value of commodity derivative instruments designated as cash flow hedging instruments decreased $21.0 million for PNMR and PNM for the year-ended December 31, 2010.
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
PNM measures VaR for all transactions that are not directly asset-related and have economic risk. PNM did not have any non-asset backed transactions for the years ended December 31, 2011 and 2010. PNM also measures VaR for the positions in its wholesale portfolio.  For the year ended December 31, 2011, the high, low, and average VaR amounts were $1.6 million, $0.5 million, and $1.1 million. For the year ended December 31, 2010, the high, low and average Var amounts were $2.0 million, $0.1 million, and $0.9 million. At December 31, 2011 and December 31, 2010,  the VaR amounts for the PNM wholesale portfolio were $1.1 million and $1.6 million.
First Choice measured the market risk of its retail sales commitments and supply sourcing activities using a GEaR calculation to monitor potential risk exposures related to taking contracts to settlement and a VaR calculation to measure short-term market price impacts. Because of its obligation to serve customers, First Choice was required to take certain contracts to settlement. Accordingly, a measure that evaluated the settlement of First Choice’s positions against earnings provided management with a useful tool to manage its portfolio. First Choice used a hold-to-maturity at risk for 12 months calculation for its GEaR measurement. The calculation utilized the same Monte Carlo simulation approach described above at a 95% confidence level and included the retail load and supply portfolios. Management believed the GEaR results were a reasonable approximation of the potential variability of earnings against forecasted earnings. The quantitative risk information, however, was limited by the parameters established in creating the model. The instruments being evaluated could have triggered a potential loss in excess of calculated amounts if changes in commodity prices exceeded the confidence level of the model used. The GEaR calculation considered First Choice’s forward position for the next twelve months and held each position to settlement. The volatility and the correlation estimates measured the impact of adverse price movements both at an individual position level as well as at the total portfolio level.
For the ten months ended October 31, 2011, the average GEaR amount was $2.4 million, with high and low GEaR amounts for the period of $4.6 million and $0.9 million. For the year ended December 31, 2010, the average GEaR amount for these transactions was $3.4 million, with high and low GEaR amounts for the period of $6.8 million and $1.5 million. The total GEaR amount for these transactions at December 31, 2010 was $1.9 million.
First Choice utilized a VaR measure to manage its market risk. The VaR limit was based on the same total portfolio approach as the GEaR measure; however, the VaR measure was intended to capture the effects of changes in market prices over a holding period, which through June 30, 2010 was ten days. In July 2010, First Choice modified the method of calculating VaR to consider First Choice’s positions over the life of the total portfolio and is intended to capture the effects of changes in market prices over a three day holding period. These changes did not significantly impact the VaR amounts. The VaR calculations utilized the same Monte Carlo simulation approach described above at a 95% confidence level. For the ten months ended October 31, 2011, the high, low and average VaR amounts were $1.1 million, less than $0.1 million and $0.4 million. For the year ended December 31, 2010, the high, low and average VaR amounts were $2.3 million, $0.1 million and $0.2 million. The VaR amount for these transactions was $0.1 million at December 31, 2010.
The Company’s risk measures are regularly monitored by the Company’s RMC. The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures. VaR or GEaR limits were not exceeded during the years ended December 31, 2011 or 2010.
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
The following table provides information related to credit exposure as of December 31, 2011. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties. All credit exposures at December 31, 2011 will mature in less than two years.

Schedule of Credit Risk Exposure
December 31, 2011

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
PNMR and PNM
External ratings:
Investment grade	$2,352	2	$1,804
Non-investment grade		—	—
Internal ratings:
Investment grade		—	—
Non-investment grade	2	—	—
Total	$2,354		$1,804

(1)
The rating “Investment Grade” is for counterparties with a minimum S&P rating of BBB- or Moody’s rating of Baa3. If the counterparty has provided a guarantee by a higher rated entity (e.g., its parent), determination is based on the rating of its guarantor. The category “Internal Ratings - Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than full-requirements customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by available credit collateral. Credit collateral includes cash deposits, letters of credit, and parental guarantees received from counterparties. Amounts are presented before the application of such credit collateral instruments. At December 31, 2011, PNMR and PNM held no credit collateral to offset their credit exposure.

The Company provides for losses due to market and credit risk. Net credit risk for PNMR’s and PNM’s largest counterparties as of December 31, 2011 was $1.6 million.
Interest Rate Risk
The Company has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of long-term debt instruments for PNMR, PNM, and TNMP would increase by 3.1%, 3.5%, and 2.5%, if interest rates were to decline by 50 basis points from their levels at December 31, 2011. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. As described in Note 6, TNMP has long-term debt of $50.0 million that bears interest at a variable rate. However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk. At February 22, 2012, PNMR, PNM, and TNMP had $27.8 million, $152.3 million, and zero of short-term debt outstanding under their revolving credit facilities and local lines of credit, which allow for a maximum aggregate borrowing capacity of $305.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. These facilities bear interest at variable rates, which averaged 2.00% for PNMR and 1.75% for PNM on February 22, 2012 borrowings, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.
The securities held by PNM in the NDT and in trusts for pension and other post-employment benefits had an estimated fair value of $656.8 million at December 31, 2011, of which 43.0% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2011, the decrease in the fair value of the fixed-rate securities would be 6.1%, or $17.3 million. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of $68.4 million at December 31, 2011, of which 38.3% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2011, the decrease in the fair value of the fixed-rate securities would be 7.4%, or $1.9 million.

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
Equity Market Risk
The NDT and trusts established for PNM’s pension and post-employment benefits hold certain equity securities at December 31, 2011. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 44.2% of the securities held by the various PNM trusts as of December 31, 2011. The trusts established for TNMP’s pension and post-employment benefits hold certain equity securities. These equity securities expose TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 40.5% of the securities held by the TNMP trusts as of December 31, 2011. There was a significant decline in the general price levels of marketable equity securities in late 2008 and in early 2009. The impacts of these declines were considered in the funding and expense valuations performed for 2010 and 2011, which resulted in reduced income or increased expense related to the pension plans being recorded and required increased levels of funding beginning in 2010. See Note 12.
Alternatives Investment Risk
The Company had 20.2% of its pension assets invested in the alternatives asset class as of December 31, 2011. The Company has changed the target for this class to 17%. This includes real estate, private equity, and hedge funds. These investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value. The valuation of the alternative asset class was also impacted by the significant decline in the general price levels of marketable equity securities in 2008 and 2009.

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
Management assessed the effectiveness of PNMR’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNMR’s internal control over financial reporting was effective as of December 31, 2011.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on PNMR’s internal control over financial reporting which is included herein.

/s/ Patricia K. Collawn
Patricia K. Collawn,
Chairman, President, and Chief Executive Officer

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
Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2011.

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
Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2011.

/s/ Patricia K. Collawn
Patricia K. Collawn,
Chief Executive Officer

/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the internal control over financial reporting of PNM Resources, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our reports dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of PNM Resources, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of earnings (loss), comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PNM Resources, Inc. and subsidiaries as of December 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Texas-New Mexico Power Company
Lewisville, Texas

We have audited the accompanying consolidated balance sheets of Texas-New Mexico Power Company and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income, cash flows, and changes in common stockholder's equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas February 29, 2012

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Electric Operating Revenues	$1,700,619	$1,673,517	$1,647,744
Operating Expenses:
Cost of energy	692,922	700,727	717,989
Administrative and general	257,774	264,556	262,282
Energy production costs	180,850	195,919	185,228
Regulatory disallowances	21,402	—	27,542
Depreciation and amortization	157,047	151,704	147,949
Transmission and distribution costs	69,693	63,421	63,311
Taxes other than income taxes	63,632	57,738	51,501
Total operating expenses	1,443,320	1,434,065	1,455,802
Operating income	257,299	239,452	191,942
Other Income and Deductions:
Interest income	15,515	18,896	28,389
Gains on investments held by NDT	8,985	4,868	4,502
Other income	5,309	14,837	31,629
Gain on sale of First Choice	174,925	—	—
Equity in net earnings (loss) of Optim Energy	—	(15,223)	(30,145)
Impairment of equity investment in Optim Energy	—	(188,176)	—
Other deductions	(24,715)	(12,660)	(9,361)
Net other income (deductions)	180,019	(177,458)	25,014
Interest Charges	124,849	125,373	122,205
Earnings (Loss) before Income Taxes	312,469	(63,379)	94,751
Income Taxes (Benefit)	121,535	(32,255)	28,818
Earnings (Loss) from Continuing Operations	190,934	(31,124)	65,933
Earnings from Discontinued Operations, net of Income Taxes of $0, $0, and $36,687	—	—	70,801
Net Earnings (Loss)	190,934	(31,124)	136,734
(Earnings) Attributable to Valencia Non-controlling Interest	(14,047)	(13,563)	(11,890)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Net Earnings (Loss) Attributable to PNMR	$176,359	$(45,215)	$124,316
Earnings (Loss) from Continuing Operations Attributable to PNMR per Common Share:
Basic	$1.98	$(0.49)	$0.58
Diluted	$1.96	$(0.49)	$0.58
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	$1.98	$(0.49)	$1.36
Diluted	$1.96	$(0.49)	$1.36
Dividends Declared per Common Share	$0.50	$0.50	$0.50
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net Earnings (Loss)	$190,934	$(31,124)	$136,734
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) benefit of $(13,577), $(6,643), and $(7,462)	20,718	10,136	11,386
Reclassification adjustment for (gains) included in net earnings (loss), net of income tax expense of $13,956, $3,070, and $1,538	(21,295)	(4,684)	(2,348)
Pension liability adjustment, net of income tax (expense) benefit of $(512), $5,114, and $43,542	822	(7,813)	(66,448)
Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $349, $(4,839), and $(7,471)	(653)	7,065	9,473
Reclassification adjustment for (gains) losses included in net earnings (loss), net of income tax expense (benefit) of $(1,230), $18,120, and $20,421	2,218	(27,313)	(29,068)
Total Other Comprehensive Income (Loss)	1,810	(22,609)	(77,005)
Comprehensive Income (Loss)	192,744	(53,733)	59,729
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(14,047)	(13,563)	(11,890)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Comprehensive Income (Loss) Attributable to PNMR	$178,169	$(67,824)	$47,311
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$190,934	$(31,124)	$136,734
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	195,366	186,067	173,446
PVNGS firm-sales contracts revenue	(2,558)	(58,289)	(56,887)
Bad debt expense	24,116	27,566	44,071
Deferred income tax expense	124,424	35,674	27,727
(Gain) on sale of First Choice	(174,925)	—	—
Equity in net (earnings) loss of Optim Energy	—	15,223	30,145
Impairment of equity investment in Optim Energy	—	188,176	—
Net unrealized (gains) losses on derivatives	(8,713)	29,303	(9,570)
Realized (gains) on investments held by NDT	(8,985)	(4,868)	(4,502)
(Gain) on sale of PNM Gas	—	—	(98,425)
(Gain) loss on reacquired debt	9,209	—	(7,317)
Stock based compensation expense	6,556	2,894	2,188
Regulatory disallowances	21,402	—	27,542
Settlement of legal proceeding	—	—	31,969
Other, net	(939)	(1,719)	(7,096)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(70,734)	(11,398)	(48,809)
Materials, supplies, and fuel stock	(2,200)	(1,848)	(1,083)
Other current assets	(21,979)	(42,841)	47,559
Other assets	(15,835)	8,559	725
Accounts payable	20,969	(15,462)	(70,540)
Accrued interest and taxes	7,304	34,163	(94,996)
Other current liabilities	3,460	(35,974)	(20,980)
Proceeds from governmental grants	2,103	—	—
Other liabilities	(6,735)	(36,750)	(14,195)
Net cash flows from operating activities	292,240	287,352	87,706
Cash Flows From Investing Activities:
Utility plant additions	(326,931)	(281,488)	(288,031)
Proceeds from sales of investments held by NDT	145,286	79,853	124,054
Purchases of investments held by NDT	(149,185)	(85,847)	(129,833)
Proceeds from sale of First Choice	329,281	—	—
Transaction costs for sale of First Choice	(10,930)	—	—
Proceeds from sale of PNM Gas	—	—	652,933
Transaction costs for sale of PNM Gas	—	—	(11,162)
Return of principal on PVNGS lessor notes	32,274	29,851	27,068
Investments in Optim Energy	—	(20,279)	—
Other, net	(17)	2,004	4,697
Net cash flows from investing activities	19,778	(275,906)	379,726
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(139,300)	24,000	(546,667)
Long-term borrowings	210,000	403,845	345,242
Repayment of long-term debt	(110,752)	(405,970)	(352,084)
Purchase of preferred stock	(73,475)	—	—
Purchase of common stock	(125,683)	—	—
Issuance of common stock	—	—	1,245
Proceeds from stock option exercise	5,622	1,247	—
Purchases to satisfy awards of common stock	(10,104)	(2,986)	(951)
Excess tax (shortfall) from stock-based payment arrangements	—	(580)	(760)
Payments received on PVNGS firm-sales contracts	2,558	30,476	30,737
Dividends paid	(45,656)	(46,254)	(46,229)
Equity transactions with Valencia’s owner	(16,801)	(17,745)	(13,639)
Proceeds from transmission interconnection arrangements	1,246	8,515	—
Repayment of transmission interconnection arrangements	(4,637)	—	—
Debt issuance costs and other	(5,349)	(5,231)	(10,329)
Net cash flows from financing activities	(312,331)	(10,683)	(593,435)
Change in Cash and Cash Equivalents	(313)	763	(126,003)
Cash and Cash Equivalents at Beginning of Year	15,404	14,641	140,644
Cash and Cash Equivalents at End of Year	$15,091	$15,404	$14,641
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$116,391	$119,676	$118,798
Income taxes paid (refunded), net	$(5,527)	$(99,318)	$118,160
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$15,091	$15,404
Accounts receivable, net of allowance for uncollectible accounts of $1,778 and $11,178	87,794	97,245
Unbilled revenues	57,401	71,453
Other receivables	71,069	60,562
Materials, supplies, and fuel stock	54,231	52,479
Regulatory assets	44,993	36,292
Commodity derivative instruments	3,713	15,999
Income taxes receivable	95,130	97,450
Current portion of accumulated deferred income taxes	—	886
Other current assets	33,397	96,110
Total current assets	462,819	543,880
Other Property and Investments:
Investment in PVNGS lessor notes	79,049	103,871
Investments held by NDT	168,851	156,922
Other investments	12,207	18,791
Non-utility property, net of accumulated depreciation of $120 and $2,307	4,631	7,333
Total other property and investments	264,738	286,917
Utility Plant:
Plant in service and plant held for future use	5,120,167	4,860,614
Less accumulated depreciation and amortization	1,705,520	1,626,693
	3,414,647	3,233,921
Construction work in progress	132,420	137,622
Nuclear fuel, net of accumulated amortization of $36,411 and $26,247	80,067	72,901
Net utility plant	3,627,134	3,444,444
Deferred Charges and Other Assets:
Regulatory assets	482,155	502,467
Goodwill	278,297	321,310
Other intangible assets, net of accumulated amortization of $0 and $5,414	—	26,425
Commodity derivative instruments	—	5,264
Other deferred charges	89,470	94,376
Total deferred charges and other assets	849,922	949,842
	$5,204,613	$5,225,083
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$82,700	$222,000
Current installments of long-term debt	2,387	2,252
Accounts payable	103,139	95,969
Accrued interest and taxes	53,114	47,783
Commodity derivative instruments	1,632	31,407
Dividends declared	10,089	11,565
Current portion of accumulated deferred income taxes	9,080	—
Other current liabilities	111,127	109,148
Total current liabilities	373,268	520,124
Long-term Debt	1,671,626	1,563,595
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	645,099	540,106
Accumulated deferred investment tax credits	15,771	18,089
Regulatory liabilities	418,098	342,465
Asset retirement obligations	79,233	76,637
Accrued pension liability and postretirement benefit cost	224,766	270,172
Commodity derivative instruments	2,437	12,831
Other deferred credits	106,378	147,616
Total deferred credits and other liabilities	1,491,782	1,407,916
Total liabilities	3,536,676	3,491,635
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR Convertible Preferred Stock, Series A, without mandatory redemption requirements (no stated value; 10,000,000 shares authorized; issued and outstanding, none and 477,800 shares)	—	100,000
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 and 86,673,174 shares)	1,193,191	1,290,465
Accumulated other comprehensive income (loss), net of income taxes	(66,856)	(68,666)
Retained earnings	447,650	314,943
Total PNMR common stockholders’ equity	1,573,985	1,536,742
Non-controlling interest in Valencia	82,423	85,177
Total equity	1,656,408	1,721,919
	$5,204,613	$5,225,083
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNMR					Non- controlling Interest in Valencia
		PNMR Common Stockholders’ Equity
	Preferred Stock, Series A	Common Stock	AOCI	Retained Earnings	Total		Total Equity
	(In thousands)
Balance at December 31, 2008	$100,000	$1,288,168	$30,948	$327,290	$1,646,406	$98,506	$1,844,912
Purchases to satisfy awards of common stock	—	(951)	—	—	(951)	—	(951)
Excess tax (shortfall) from stock-based payment arrangements	—	(760)	—	—	(760)	—	(760)
Stock based compensation expense	—	2,188	—	—	2,188	—	2,188
Stock issuances	—	1,245	—	—	1,245	—	1,245
Valencia’s transactions with its owner	—	—	—	—	—	(21,037)	(21,037)
Net earnings excluding subsidiary preferred stock dividends	—	—	—	124,844	124,844	11,890	136,734
Subsidiary preferred stock dividends	—	—	—	(528)	(528)	—	(528)
Total other comprehensive income (loss)	—	—	(77,005)	—	(77,005)	—	(77,005)
Dividends declared on common stock	—	—	—	(45,722)	(45,722)	—	(45,722)
Balance at December 31, 2009	100,000	1,289,890	(46,057)	405,884	1,649,717	89,359	1,839,076
Proceeds from stock option exercise	—	1,247	—	—	1,247	—	1,247
Purchases to satisfy awards of common stock	—	(2,986)	—	—	(2,986)	—	(2,986)
Excess tax (shortfall) from stock-based payment arrangements	—	(580)	—	—	(580)	—	(580)
Stock based compensation expense	—	2,894	—	—	2,894	—	2,894
Valencia’s transactions with its owner	—	—	—	—	—	(17,745)	(17,745)
Net earnings (loss) excluding subsidiary preferred stock dividends	—	—	—	(44,687)	(44,687)	13,563	(31,124)
Subsidiary preferred stock dividends	—	—	—	(528)	(528)	—	(528)
Total other comprehensive income (loss)	—	—	(22,609)	—	(22,609)	—	(22,609)
Dividends declared on common stock	—	—	—	(45,726)	(45,726)	—	(45,726)
Balance at December 31, 2010	100,000	1,290,465	(68,666)	314,943	1,536,742	85,177	$1,721,919
Proceeds from stock option exercise	—	5,622	—	—	5,622	—	5,622
Purchases to satisfy awards of common stock	—	(10,104)	—	—	(10,104)	—	(10,104)
Stock based compensation expense	—	6,556	—	—	6,556	—	6,556
Valencia’s transactions with its owner	—	—	—	—	—	(16,801)	(16,801)
Purchase of preferred stock	(100,000)	26,490	—	—	26,490	—	(73,510)
Purchase of common stock	—	(125,838)	—	—	(125,838)	—	(125,838)
Net earnings excluding subsidiary preferred stock dividends	—	—	—	176,887	176,887	14,047	190,934
Subsidiary preferred stock dividends	—	—	—	(528)	(528)	—	(528)
Total other comprehensive income	—	—	1,810	—	1,810	—	1,810
Dividends declared on common stock	—	—	—	(43,652)	(43,652)	—	(43,652)
Balance at December 31, 2011	$—	$1,193,191	$(66,856)	$447,650	$1,573,985	$82,423	$1,656,408
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Electric Operating Revenues	$1,057,289	$1,017,128	$968,009
Operating Expenses:
Cost of energy sold	362,237	352,270	378,145
Administrative and general	157,217	153,585	135,027
Energy production costs	180,802	195,917	190,634
Regulatory disallowances	17,479	—	26,872
Depreciation and amortization	94,787	92,281	92,140
Transmission and distribution costs	45,768	43,059	41,022
Taxes other than income taxes	37,556	31,894	26,918
Total operating expenses	895,846	869,006	890,758
Operating income	161,443	148,122	77,251
Other Income and Deductions:
Interest income	15,562	18,854	30,543
Gains on investments held by NDT	8,985	4,868	4,502
Other income	2,220	12,794	6,002
Other deductions	(6,896)	(4,950)	(3,613)
Net other income (deductions)	19,871	31,566	37,434
Interest Charges	75,349	72,400	69,058
Earnings before Income Taxes	105,965	107,288	45,627
Income Taxes	37,427	36,427	13,726
Earnings from Continuing Operations	68,538	70,861	31,901
Earnings from Discontinued Operations, net of Income Taxes of $0, $0, and $36,687	—	—	70,801
Net Earnings	68,538	70,861	102,702
(Earnings) Attributable to Valencia Non-controlling Interest	(14,047)	(13,563)	(11,890)
Net Earnings Attributable to PNM	54,491	57,298	90,812
Preferred Stock Dividends Requirements	(528)	(528)	(528)
Net Earnings Available for PNM Common Stock	$53,963	$56,770	$90,284
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Net Earnings	$68,538	$70,861	$102,702
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) benefit of $(13,577), $(6,643), and $(7,462)	20,718	10,136	11,386
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $13,956, $3,070, and $1,538	(21,295)	(4,684)	(2,348)

Pension liability adjustment, net of income tax (expense) benefit of $(360), $5,071, and $43,510	549	(7,738)	(66,391)

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $0, $(3,406), and $(6,634)	—	5,198	10,123
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(11), $11,725, and $14,629	16	(17,891)	(22,323)

Total Other Comprehensive Income (Loss)	(12)	(14,979)	(69,553)

Comprehensive Income	68,526	55,882	33,149

Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(14,047)	(13,563)	(11,890)

Comprehensive Income Attributable to PNM	$54,479	$42,319	$21,259

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$68,538	$70,861	$102,702
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	123,216	117,619	108,505
PVNGS firm-sales contracts revenue	(2,558)	(58,289)	(56,887)
Deferred income tax expense	90,567	113,680	4,648
Net unrealized (gains) losses on derivatives	(3,822)	5,693	(4,487)
Realized (gains) on investments held by NDT	(8,985)	(4,868)	(4,502)
(Gain) on sale of PNM Gas	—	—	(98,425)
Regulatory disallowances	17,479	—	26,872
Settlement of legal proceeding	—	—	31,969
Other, net	4,216	882	383
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(23,487)	8,145	(19,815)
Materials, supplies, and fuel stock	(2,067)	(1,665)	(385)
Other current assets	(14,916)	(24,434)	17,679
Other assets	(795)	21,569	10,821
Accounts payable	12,524	(5,542)	(40,932)
Accrued interest and taxes	(45,579)	(15,992)	(88,182)
Other current liabilities	15,216	(27,914)	(12,915)
Proceeds from governmental grants	2,103	—	—
Other liabilities	(18,612)	(50,617)	(16,357)
Net cash flows from operating activities	213,038	149,128	(39,308)
Cash Flows From Investing Activities:
Utility plant additions	(251,345)	(226,766)	(256,769)
Proceeds from sales of NDT investments	145,286	79,853	124,054
Purchases of NDT investments	(149,185)	(85,847)	(129,833)
Proceeds from sale of PNM Gas	—	—	652,933
Transaction costs for sale of PNM Gas	—	—	(11,162)
Return of principal on PVNGS lessor notes	32,274	29,851	30,871
Other, net	1,782	2,319	2,400
Net cash flows from investing activities	(221,188)	(200,590)	412,494

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(124,000)	72,000	(222,000)
Long-term borrowings	160,000	403,845	36,000
Repayment of long-term debt	—	(403,845)	(36,000)
Payments received on PVNGS firm-sales contracts	2,558	30,476	30,737
Equity contribution from parent	43,000	—	86,253
Equity transactions with Valencia’s owner	(16,801)	(17,745)	(13,639)
Dividends paid	(47,862)	(28,524)	(300,276)
Proceeds from transmission interconnection arrangements	1,246	8,515	—
Repayments from transmission interconnection arrangements	(4,637)	—	—
Other, net	(3,383)	(4,297)	491
Net cash flows from financing activities	10,121	60,425	(418,434)

Change in Cash and Cash Equivalents	1,971	8,963	(45,248)
Cash and Cash Equivalents at Beginning of Year	10,336	1,373	46,621
Cash and Cash Equivalents at End of Year	$12,307	$10,336	$1,373

Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$69,995	$72,392	$68,486
Income taxes paid (refunded), net	$(1,541)	$(59,298)	$126,528

Supplemental schedule of noncash investing and financing activities:
Utility plant purchased through assumption of long-term debt (Note 2)			$31,982

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$12,307	$10,336
Accounts receivable, net of allowance for uncollectible accounts of $1,778 and $1,483	68,661	58,785
Unbilled revenues	48,928	39,053
Other receivables	65,465	56,951
Affiliate receivables	8,912	8,605
Materials, supplies, and fuel stock	51,521	49,454
Regulatory assets	44,480	35,835
Commodity derivative instruments	3,713	1,443
Income taxes receivable	128,858	76,941
Other current assets	26,776	46,635
Total current assets	459,621	384,038
Other Property and Investments:
Investment in PVNGS lessor notes	79,049	103,871
Investments held by NDT	168,851	156,922
Other investments	2,900	5,068
Non-utility property	976	976
Total other property and investments	251,776	266,837
Utility Plant:
Plant in service and plant held for future use	4,009,873	3,818,722
Less accumulated depreciation and amortization	1,305,754	1,259,957
	2,704,119	2,558,765
Construction work in progress	116,030	115,628
Nuclear fuel, net of accumulated amortization of $36,411 and $26,247	80,067	72,901
Net utility plant	2,900,216	2,747,294
Deferred Charges and Other Assets:
Regulatory assets	352,387	357,944
Goodwill	51,632	51,632
Other deferred charges	79,655	67,828
Total deferred charges and other assets	483,674	477,404
	$4,095,287	$3,875,573
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$66,000	$190,000
Accounts payable	82,619	51,931
Affiliate payables	14,592	8,528
Accrued interest and taxes	32,111	25,773
Commodity derivative instruments	1,632	3,110
Dividends declared	132	39,254
Current portion of accumulated deferred income taxes	16,562	9,783
Other current liabilities	76,915	66,582
Total current liabilities	290,563	394,961
Long-term Debt	1,215,540	1,055,748
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	504,419	446,657
Accumulated deferred investment tax credits	15,771	18,089
Regulatory liabilities	373,703	299,763
Asset retirement obligations	78,425	75,888
Accrued pension liability and postretirement benefit cost	213,688	253,948
Commodity derivative instruments	2,437	2,009
Other deferred credits	94,700	108,455
Total deferred credits and liabilities	1,283,143	1,204,809
Total liabilities	2,789,246	2,655,518
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,061,776	1,018,776
Accumulated other comprehensive income (loss), net of income tax	(66,798)	(66,786)
Retained earnings	217,111	171,359
Total PNM common stockholder’s equity	1,212,089	1,123,349
Non-controlling interest in Valencia	82,423	85,177
Total equity	1,294,512	1,208,526
	$4,095,287	$3,875,573
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNM
	Common Stock	AOCI	Retained Earnings	Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia	Total Equity
	(In thousands)
Balance at December 31, 2008	$932,523	$17,746	$391,170	$1,341,439	$98,506	$1,439,945
Transactions with Valencia’s owner	—	—	—	—	(21,037)	(21,037)
Net earnings	—	—	90,812	90,812	11,890	102,702
Total other comprehensive income (loss)	—	(69,553)	—	(69,553)	—	(69,553)
Equity contributions from parent	86,253	—	—	86,253	—	86,253
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(299,748)	(299,748)	—	(299,748)
Balance at December 31, 2009	1,018,776	(51,807)	181,706	1,148,675	89,359	1,238,034
Transactions with Valencia’s owner	—	—	—	—	(17,745)	(17,745)
Net earnings	—	—	57,298	57,298	13,563	70,861
Total other comprehensive income (loss)	—	(14,979)	—	(14,979)	—	(14,979)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(67,117)	(67,117)	—	(67,117)
Balance at December 31, 2010	1,018,776	(66,786)	171,359	1,123,349	85,177	1,208,526
Transactions with Valencia’s owner	—	—	—	—	(16,801)	(16,801)
Net earnings	—	—	54,491	54,491	14,047	68,538
Total other comprehensive income (loss)	—	(12)	—	(12)	—	(12)
Equity contribution from parent	43,000	—	—	43,000	—	43,000
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(8,211)	(8,211)	—	(8,211)
Balance at December 31, 2011	$1,061,776	$(66,798)	$217,111	$1,212,089	$82,423	$1,294,512

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Electric Operating Revenues
Non-affiliates	$204,045	$173,504	$151,294
Affiliate	33,813	39,084	41,338
Total electric operating revenues	237,858	212,588	192,632
Operating Expenses:
Cost of energy sold	41,166	37,064	34,728
Administrative and general	39,485	37,070	33,464
Regulatory disallowances	3,923	—	670
Depreciation and amortization	44,616	41,726	37,262
Transmission and distribution costs	23,915	20,357	22,285
Taxes, other than income taxes	20,911	19,960	19,121
Total operating expenses	174,016	156,177	147,530
Operating income	63,842	56,411	45,102
Other Income and Deductions:
Interest income	2	1	9
Other income	1,753	1,275	2,622
Other deductions	(173)	(504)	238
Net other income (deductions)	1,582	772	2,869
Interest Charges	29,286	31,157	27,820
Earnings Before Income Taxes	36,138	26,026	20,151
Income Taxes	13,881	10,044	7,985
Net Earnings	$22,257	$15,982	$12,166
The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net Earnings	$22,257	$15,982	$12,166
Other Comprehensive Income (Loss):
Pension liability adjustment, net of income tax (expense) benefit of $(152), $42, and $32	275	(76)	(57)
Fair Value Adjustment for Designated Cash Flow Hedge:
Change in fair value, net of income tax (expense) of $430, $1,139, and $182	(777)	(2,056)	(329)
Reclassification adjustment for losses included in net earnings, net of income tax expense (benefit) of $(1,068), $(399), and $(252)	1,929	721	454
Total Other Comprehensive Income (Loss)	1,427	(1,411)	68
Comprehensive Income	$23,684	$14,571	$12,234

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$22,257	$15,982	$12,166
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	48,572	45,703	42,589
Regulatory disallowances	3,923	—	670
Deferred income tax expense	15,478	4,962	31,855
Other, net	(532)	23	517
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(9,130)	536	(1,134)
Materials and supplies	77	(195)	(966)
Other current assets	4,777	(3,011)	(712)
Other assets	(3,247)	(2,937)	(3,467)
Accounts payable	2,225	(706)	(5,604)
Accrued interest and taxes	(2,520)	17,442	(29,254)
Other current liabilities	513	(24)	2,147
Other liabilities	(611)	(581)	(2,603)
Net cash flows from operating activities	81,782	77,194	46,204
Cash Flows From Investing Activities:
Utility plant additions	(67,407)	(41,018)	(53,063)
Net cash flows from investing activities	(67,407)	(41,018)	(53,063)
The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	—	—	(150,000)
Short-term borrowings (repayments) – affiliate, net	(500)	(22,300)	34,606
Long-term borrowings	50,000	—	309,242
Repayment of long-term debt	(50,000)	—	(167,690)
Dividends paid	(13,714)	(13,079)	(9,339)
Debt issuance costs and other	(161)	(934)	(9,946)
Net cash flows from financing activities	(14,375)	(36,313)	6,873
Change in Cash and Cash Equivalents	—	(137)	14
Cash and Cash Equivalents at Beginning of Year	1	138	124
Cash and Cash Equivalents at End of Year	$1	$1	$138
Supplemental Cash Flow Disclosures:
Interest paid, net of capitalized interest	$27,236	$27,696	$24,465
Income taxes paid, (refunded) net	$1,466	$(11,705)	$5,887
Supplemental schedule of noncash investing and financing activities:
Equity contribution from parent through forgiveness of short-term debt			$25,206
The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable	19,133	12,742
Unbilled revenues	8,473	5,734
Other receivables	847	1,677
Affiliate receivables	—	3,956
Materials and supplies	2,710	2,787
Regulatory assets	513	457
Current portion of accumulated deferred income taxes	2,272	1,876
Other current assets	694	618
Total current assets	34,643	29,848
Other Property and Investments:
Other investments	271	282
Non-utility property	2,240	2,244
Total other property and investments	2,511	2,526
Utility Plant:
Plant in service and plant held for future use	947,327	885,325
Less accumulated depreciation and amortization	323,123	302,333
	624,204	582,992
Construction work in progress	12,968	12,375
Net utility plant	637,172	595,367
Deferred Charges and Other Assets:
Regulatory assets	129,768	144,522
Goodwill	226,665	226,665
Other deferred charges	6,686	12,029
Total deferred charges and other assets	363,119	383,216
	$1,037,445	$1,010,957
The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$700	$1,200
Accounts payable	12,263	5,537
Affiliate payables	1,314	1,015
Accrued interest and taxes	20,666	23,185
Other current liabilities	9,480	3,292
Total current liabilities	44,423	34,229
Long-term Debt	310,963	310,337
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	159,197	142,121
Regulatory liabilities	44,395	42,702
Asset retirement obligations	699	648
Accrued pension liability and postretirement benefit cost	11,078	16,224
Other deferred credits	3,437	11,413
Total deferred credits and other liabilities	218,806	213,108
Total liabilities	574,192	557,674
Commitments and Contingencies (See Note 16)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	416,394	430,108
Accumulated other comprehensive income (loss), net of income tax	(58)	(1,485)
Retained earnings	46,853	24,596
Total common stockholder’s equity	463,253	453,283
	$1,037,445	$1,010,957
The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

	Common Stock	Paid-in Capital	AOCI	Retained Earnings (Deficit)	Total Common Stockholder’s Equity
			(In thousands)
Balance at December 31, 2008	$64	$427,320	$(142)	$(3,552)	$423,690
Equity contribution from parent	—	25,206	—	—	25,206
Net earnings	—	—	—	12,166	12,166
Total other comprehensive income	—	—	68	—	68
Dividends declared on common stock	—	(9,339)	—	—	(9,339)
Balance at December 31, 2009	64	443,187	(74)	8,614	451,791
Net earnings	—	—	—	15,982	15,982
Total other comprehensive income (loss)	—	—	(1,411)	—	(1,411)
Dividends declared on common stock	—	(13,079)	—	—	(13,079)
Balance at December 31, 2010	64	430,108	(1,485)	24,596	453,283
Net earnings	—	—	—	22,257	22,257
Total other comprehensive income	—	—	1,427	—	1,427
Dividends declared on common stock	—	(13,714)	—	—	(13,714)
Balance at December 31, 2011	$64	$416,394	$(58)	$46,853	$463,253

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

(1)	Summary of the Business and Significant Accounting Policies
Nature of Business
PNMR is an investor-owned holding company of energy and energy-related businesses. At December 31, 2011, PNMR’s primary subsidiaries are PNM and TNMP. PNM is a public utility with regulated operations primarily engaged in the generation, transmission, and distribution of electricity. PNM completed the sale of its natural gas operations on January 30, 2009. TNMP is a wholly owned subsidiary of TNP, which is a holding company that is wholly owned by PNMR. TNMP provides regulated transmission and distribution services in Texas. PNMR completed the sale of First Choice, which was also a subsidiary of TNP on November 1, 2011. First Choice was a competitive retail electric provider operating in Texas. Until September 23, 2011, PNMR owned 50% of Optim Energy, which was focused on unregulated electric operations, principally within the areas of Texas covered by ERCOT. See Note 2 and Note 21. PNMR’s common stock trades on the New York Stock Exchange under the symbol PNM.
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
Certain amounts in the 2010 and 2009 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2011 financial statement presentation. Prior to its sale, PNM Gas was classified as discontinued operations.
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
PNMR shared services’ administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments. These services are billed at cost, except those billed to Optim Energy, which included a profit element. Other significant intercompany transactions between PNMR, PNM, and TNMP include transmission and distribution services; lease, interest, and income tax sharing payments; and dividends paid on common stock. All intercompany transactions and balances have been eliminated. See Note 19.

Accounting for the Effects of Certain Types of Regulation
The Company maintains its accounting records in accordance with the uniform system of accounts prescribed by FERC and adopted by the NMPRC and PUCT.
Certain of the Company’s operations are regulated by the NMPRC, PUCT, and FERC and the provisions of GAAP for rate-regulated enterprises are applied to the regulated operations. Regulators may assign costs to accounting periods that differ from accounting methods applied by non-regulated utilities.  When it is probable that regulators will permit recovery of costs through future rates, costs are deferred as regulatory assets that otherwise would be expensed.  Likewise, regulatory liabilities are recognized when it is probable that regulators will require refunds through future rates or when revenue is collected for expenditures that have not yet been incurred.  Regulatory assets and liabilities are amortized into earnings over the authorized recovery period.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Accordingly, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of FERC, the NMPRC, and the PUCT. Information on “regulatory assets” and “regulatory liabilities” is contained in Note 4.
In some circumstances, regulators allow a requested increase in rates to be implemented, subject to refund, before the regulatory process has been completed and a decision rendered by the regulator. When this occurs, the Company assesses the possible outcomes of the rate proceeding. The Company records a provision for refund to the extent the amounts being collected, subject to refund, exceed the amount the Company determines is probable of ultimately being allowed by the regulator.
Cash and Cash Equivalents
Investments in highly liquid investments with original maturities of three months or less at the date of purchase are considered cash equivalents.
Utility Plant
Utility plant is stated at cost, which includes capitalized payroll-related costs such as taxes, pension, and other fringe benefits, administrative costs and AFUDC where authorized by rate regulation.
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
Allowance for Funds Used During Construction
As provided by the FERC uniform systems of accounts, AFUDC is charged to regulated utility plant for construction projects. This allowance is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation. It represents the cost of borrowed funds (allowance for borrowed funds used during construction) and a return on other funds (allowance for equity funds used during construction).
In 2011, 2010, and 2009, PNM recorded $1.5 million, $4.6 million, and $8.0 million of AFUDC on certain projects and TNMP recorded $1.2 million, $0.2 million, and $1.1 million.
Capitalized Interest
PNMR capitalizes interest on its construction projects and major computer software projects not subject to the computation of AFUDC. Interest was capitalized at the overall weighted average borrowing rate of 6.6%, 6.7%, and 6.9% for 2011, 2010, and 2009. In 2011, 2010, and 2009, PNMR’s capitalized interest was $0.5 million, $0.8 million, and $0.7 million; PNM’s was $0.2 million, $0.4 million, and $0.2 million; and TNMP had no capitalized interest.

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
Coal is valued using a rolling weighted average costing method that is updated based on the current period cost per ton. Periodic aerial surveys are performed on the coal piles and adjustments are made. In addition to coal delivered and included in inventory, PNM prepays the SJGS coal supplier for coal mined but not yet delivered. At December 31, 2011 and 2010, prepayments for coal, which are included in other current assets on the Consolidated Balance Sheets of PNMR and PNM, amounted to $14.6 million and $30.9 million. The December 31, 2011 amount reflects delivery of a portion of the prepaid coal and its utilization due to the mine fire incident described in Note 16.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2011	2010	2011	2010	2011	2010
	(In thousands)
Coal	$17,175	$17,115	$17,175	$17,115	$—	$—
Materials and supplies	37,056	35,364	34,346	32,339	2,710	2,787
	$54,231	$52,479	$51,521	$49,454	$2,710	$2,787

Investments
In 1985 and 1986, PNM entered into eleven operating leases for interests in certain PVNGS generation facilities (Note 7). The 10.3% and 10.15% lessor notes that were issued by the owners of the assets subject to these leases were subsequently purchased by and are now held by the PVNGS Capital Trust, which is consolidated by PNM. Eight leases continue and are classified as operating leases. The PVNGS Capital Trust intends to hold the lessor notes until such notes mature in 2015 and 2016. Similarly, in 1985, PNM entered into two operating leases for the EIP transmission line for which the owners had issued lessor notes. In 2003, PNM acquired a 60% ownership interest in the EIP, collapsing the lease relating to it. In 2004, PNM purchased the outstanding lessor note relating to the remaining 40% interest. The remaining EIP lessor note bears interest at 10.25%, matures in 2012, and is carried on the Consolidated Balance Sheet in other investments at $2.2 million and $4.6 million as of December 31, 2011 and 2010. Both the PVNGS and EIP lessor notes are carried at amortized cost.
The Company’s other investments, including the NDT, are primarily comprised of international, United States, state, and municipal government obligations and corporate debt and equity securities. All investments are held in the Company’s name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions. At December 31, 2011 and 2010, substantially all of these investments were classified as available for sale. PNM holds investment securities in the NDT for the purpose of funding its share of the decommissioning costs of PVNGS. PNM evaluates these investment securities for impairment on an on-going basis. Since third party investment managers have sole discretion over the purchase and sales of the NDT securities, PNM records a realized loss as an impairment for any security that has a market value that is less than cost at the end of each quarter. For the years ended December 31, 2011, 2010, and 2009, PNM recorded impairment losses on securities held in the NDT of $12.5 million, $5.0 million, and $8.1 million. No gains or losses are deferred as regulatory assets or liabilities. Unrealized gains on these investments are included in other comprehensive income, net of any related tax effect.

Investment in Optim Energy
Through September 23, 2011, PNMR accounted for its investment in Optim Energy using the equity method of accounting because PNMR’s ownership interest resulted in significant influence, but not control, over Optim Energy and its operations. On September 23, 2011, PNMR's ownership interest in Optim Energy was reduced to 1% and PNMR began using the cost method of accounting. On January 4, 2012, ECJV acquired PNMR's remaining 1% ownership interest at fair market value, which was determined to be zero. Through December 31, 2010, PNMR recorded its percentage share of earnings or loss of Optim Energy and carried its investment at cost, adjusted for its share of undistributed earnings or losses. PNMR’s investment in Optim Energy was reduced to zero at December 31, 2010 due to the determination that the investment was fully impaired. See Note 21.
Goodwill and Other Intangible Assets
Under GAAP, the Company does not amortize goodwill. Certain intangible assets are amortized over their estimated useful lives. Goodwill and non-amortizable other intangible assets are evaluated for impairment annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Amortizable other intangible assets are amortized over the shorter of their economic or legal lives and are evaluated for impairment when events and circumstances indicate that the assets might be impaired. See Note 23.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Asset Impairment
Tangible long-lived assets are evaluated in relation to the future undiscounted cash flows to assess recoverability when events and circumstances indicate that the assets might be impaired.
Revenue Recognition
Operating revenues are recorded in the period of energy delivery, which includes estimated amounts for service rendered but unbilled at the end of each accounting period. The determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading and the corresponding unbilled revenue are estimated. Unbilled electric revenue is estimated based on the daily generation volumes, estimated customer usage by class, weather factors, line losses, and applicable customer rates reflecting historical trends and experience.
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
PNM’s wholesale electricity sales are recorded as operating revenues and the wholesale electricity purchases are recorded as costs of energy sold. In accordance with GAAP, derivative contracts that are net settled or “booked-out” are recorded net in earnings. A book-out is the planned or unplanned netting of off-setting purchase and sale transactions. A book-out is a transmission mechanism to reduce congestion on the transmission system or administrative burden. For accounting purposes, a book-out is the recording of net revenues upon the settlement of a derivative contract.
Unrealized gains and losses on contracts that do not qualify for the normal purchases or normal sales exception or are not designated for hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to hedge generation assets and purchased power costs. Changes in the fair value of economic hedges are reflected in results of operations, with changes related to economic hedges on sales included in operating revenues and changes related to economic hedges on purchases included in cost of energy sold. The Company has no trading transactions.
Accounts Receivable and Allowance for Uncollectible Accounts
Accounts receivable consists primarily of trade receivables from customers. In the normal course of business, credit is extended to customers on a short-term basis. The Company calculates the allowance for uncollectible accounts based on historical experience and estimated default rates by customer class applied to corresponding accounts receivable balances net of customer deposit coverage. The accounts receivable balances are reviewed monthly and adjustments to the allowance for uncollectible accounts and bad debt expense are made as necessary. Amounts that are deemed uncollectible are written off.
Depreciation and Amortization
PNM’s provision for depreciation and amortization of utility plant, other than nuclear fuel, is based upon straight-line rates approved by the NMPRC. Amortization of nuclear fuel is based on units-of-production. TNMP’s provision for depreciation and amortization of utility plant is based upon straight-line rates approved by the PUCT. Depreciation of non-utility property is computed based on the straight-line method. The provision for depreciation of certain equipment is allocated between depreciation expense and construction projects based on the use of the equipment. Average rates used are as follows:

	Year ended December 31
	2011	2010	2009
PNM
Electric plant	2.24%	2.24%	2.31%
Common, intangible, and general plant	6.03%	5.63%	4.29%
TNMP	3.41%	3.39%	3.44%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

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
Derivatives
The Company records derivative instruments in the balance sheet as either an asset or liability measured at their fair value. GAAP requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting or normal purchase or sale criteria are met. For qualifying hedges, an entity must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. GAAP provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of AOCI and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the portion of the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings. See Note 8.
The Company treats all forward electric purchases and sales contracts subject to unplanned netting or book-out by the transmission provider as derivative instruments subject to mark-to-market accounting, unless the contract qualifies for the normal exception by meeting the definition of a capacity contract. Under this definition, the contract cannot permit net settlement, the seller must have the resources to serve the contract, and the buyer must be a load serving entity.
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
Decommissioning Costs
PNM owns and leases nuclear and fossil-fuel generating facilities. In accordance with GAAP, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Nuclear decommissioning costs and related accruals are based on site-specific estimates of the costs for removing all radioactive and other structures at PVNGS and are dependent upon numerous assumptions. PNM’s accruals for PVNGS Units 1, 2, and 3 have been made based on such estimates, the guidelines of the NRC, and the extended PVNGS license period. PVNGS Unit 3 is excluded from PNM’s retail rates while PVNGS Units 1 and 2 are included. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 and its fossil-fueled generation facilities in its rates and recognizes a corresponding expense and liability for these amounts. See Note 15.
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
Environmental Costs
The normal operations of the Company involve activities and substances that expose the Company to potential liabilities under laws and regulations protecting the environment. Liabilities under these laws and regulations can be material and in some instances may be imposed without regard to fault, or may be imposed for past acts, even though the past acts may have been lawful at the time they occurred.
The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability by assessing a range of reasonably likely costs for each identified site using currently available information and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

operations and maintenance, monitoring, and site closure. The ultimate cost to clean up the Company's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Amounts recorded for environmental expense in the years ended December 31, 2011, 2010, and 2009, as well as the amounts of environmental liabilities at December 31, 2011 and 2010 were insignificant.
Pension and Other Postretirement Benefits
See Note 12 for a discussion of pension and postretirement benefits expense, including a discussion of the actuarial assumptions.
Stock-Based Compensation
See Note 13 for a discussion of stock-based compensation expense.
Income Taxes
Income taxes are recognized using the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Current NMPRC and PUCT approved rates include the tax effects of the majority of these differences. GAAP requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Because the NMPRC and the PUCT have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities. The Company recognizes only the impact of tax positions that, based on their merits, are more likely than not to be sustained upon an IRS audit. The Company defers investment tax credits related to rate regulated assets and amortizes them over the estimated useful lives of those assets. See Note 11.
Excise Taxes
The Company pays certain fees or taxes which are either considered to be an excise tax or similar to an excise tax. Substantially all of these taxes are recorded on a net basis in the Consolidated Statements of Earnings.

(2)	Acquisitions and Dispositions
Sale of First Choice
On September 23, 2011, PNMR entered into an agreement for the sale of First Choice to Direct LP, Inc. for $270.0 million, subject to adjustment to reflect the actual amounts of certain components of working capital at closing. Closing occurred on November 1, 2011, with PNMR receiving $329.3 million, which includes an estimate of the components of working capital. For accounting purposes, the sale was effective as of the close of business on October 31, 2011. Such amount is subject to adjustment based on the actual amounts of the components of working capital at October 31, 2011. PNMR recognized a pre-tax gain of $174.9 million on the sale. The purchaser has informed PNMR that it believes working capital at October 31, 2011 was overstated by $4.2 million. PNMR has responded to the purchaser disputing the purchaser's calculation and indicating that working capital at October 31, 2011 was understated by $6.5 million. PNMR believes its calculation is consistent with the terms of the agreement. PNMR does not believe the ultimate resolution of this matter will have a material impact. PNMR used the net proceeds from the sale of First Choice to repurchase certain of PNMR's outstanding debt and equity securities (Note 6) and for other corporate purposes, including repayment of borrowings under the PNMR Revolving Credit Facility. PNMR Services Company will continue to provide certain services at cost to First Choice for a transitional period of up to nine months following closing. Because PNMR will continue to have direct cash flows resulting from transmission and distribution services provided by TNMP to First Choice, First Choice is not reflected as discontinued operations. After October 31, 2011, TNMP's revenues from First Choice are not intercompany and are not eliminated in consolidation by PNMR.
Sale of PNM Gas
In January 2008, PNM reached a definitive agreement to sell its natural gas operations, which comprised the PNM Gas segment, to NMGC, a subsidiary of Continental, for $620.0 million in cash, subject to adjustment based on the actual level of working capital at closing. See Note 22 for financial information concerning PNM Gas, which is classified as discontinued

operations in the accompanying financial statements. In a separate transaction conditioned upon the sale of the natural gas operations, PNMR proposed to acquire CRHC, Continental’s regulated Texas electric transmission and distribution business. In July 2008, PNMR and Continental agreed to terminate the CRHC agreement and Continental agreed to pay PNMR $15.0 million upon the closing of the PNM Gas transaction. PNM completed the sale of PNM Gas on January 30, 2009 and recognized a gain of $65.3 million, after income taxes of $33.1 million, which reflects PNM receiving $32.9 million related to working capital true-ups. This gain also reflects the reduction for the increase in the PBO of the PNM pension plan related to the retirement of employees transferred to NMGC. See Note 12. In 2009, PNMR recognized an additional pre-tax gain of $15.0 million ($9.1 million after income taxes) due to the CRHC termination payment, which is included in other income on the Consolidated Statements of Earnings (Loss). In connection with the sale, PNM retained obligations under the frozen PNM pension and executive retirement plans for employees transferred to NMGC. PNM had a regulatory asset related to these plans, which was removed from regulatory assets on the date of the sale and transferred to AOCI. The after-tax charge to AOCI was $64.8 million. PNM also retained obligations for certain contingent liabilities that existed at the date of sale and recognized $5.4 million in expense related to these liabilities in 2009. PNM used the after-tax proceeds from the sale to retire short-term debt and paid a dividend of $220.0 million to PNMR. PNMR used the dividend from PNM and the $15.0 million from Continental to retire debt.
Other
In June 2007, a wholly-owned subsidiary of PNMR purchased 100% of a trust that owns a 2.27% undivided interest, representing 29.8 MW, in PVNGS Unit 2, as well as a lease under which such facilities are leased to PNM. The Resource Stipulation described in Note 17 allowed the Unit 2 interest to be transferred to PNM and the acquisition costs to be recovered in PNM’s rates beginning with the 2008 Electric Rate Case. In July 2009, PNM purchased the trust from the other PNMR subsidiary for $39.1 million in cash. The purchase price was equal to the book value of the underlying assets less deferred taxes and miscellaneous accruals. The other PNMR subsidiary paid a dividend of that same amount to PNMR. PNMR then made an equity contribution of that amount to PNM. The trust had $32.0 million of debt owing to the PVNGS Capital Trust, which is consolidated by PNM.

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
TNMP Electric
TNMP Electric is an electric utility providing regulated transmission and distribution services in Texas under the TECA. TNMP’s operations are subject to traditional rate regulation by the PUCT.
PNM Gas
PNM Gas distributed natural gas to most of the major communities in New Mexico, subject to traditional rate regulation by the NMPRC. As described in Note 2, PNM completed the sale of its gas operations on January 30, 2009. PNM Gas is reported as discontinued operations and is not included in the segment information presented below. See Note 22.
First Choice
First Choice, which was sold by PNMR on November 1, 2011 (Note 2), operated as a certified retail electric provider. First Choice provided electricity to residential, small commercial, and governmental customers. Although First Choice was regulated in certain respects by the PUCT, it was not subject to traditional rate regulation.
Optim Energy
Optim Energy was considered a separate segment for PNMR. PNMR’s investment in Optim Energy was held in the Corporate and Other segment Optim Energy’s revenues and expenses are not included in PNMR’s consolidated revenues and expenses or the following tables. See Note 21.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

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
PNMR SEGMENT INFORMATION

2011	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
			(In thousands)
Operating revenues	$1,057,289	$204,045	$439,450	$(165)	$1,700,619
Intersegment revenues	—	33,813	—	(33,813)	—
Total revenues	1,057,289	237,858	439,450	(33,978)	1,700,619
Cost of energy	362,237	41,166	323,331	(33,812)	692,922
Gross margin	695,052	196,692	116,119	(166)	1,007,697
Other operating expenses	438,822	88,234	75,966	(9,671)	593,351
Depreciation and amortization	94,787	44,616	1,098	16,546	157,047
Operating income (loss)	161,443	63,842	39,055	(7,041)	257,299
Interest income	15,562	2	64	(113)	15,515
Gain on sale of First Choice	—	—	—	174,925	174,925
Other income (deductions)	4,309	1,580	(650)	(15,660)	(10,421)
Net interest charges	(75,349)	(29,286)	(581)	(19,633)	(124,849)
Earnings before income taxes	105,965	36,138	37,888	132,478	312,469
Income taxes	37,427	13,881	13,772	56,455	121,535
Earnings from continuing operations	68,538	22,257	24,116	76,023	190,934
Valencia non-controlling interest	(14,047)	—	—	—	(14,047)
Subsidiary preferred stock dividends	(528)	—	—	—	(528)
Segment earnings from continuing operations attributable to PNMR	$53,963	$22,257	$24,116	$76,023	$176,359
Gross property additions	$251,345	$67,407	$2,089	$6,090	$326,931
At December 31, 2011:
Total Assets	$4,095,287	$1,037,445	$—	$71,881	$5,204,613
Goodwill	$51,632	$226,665	$—	$—	$278,297
Additions to utility plant and non-utility plant included in accounts payable	$26,815	$4,736	$—	$2,104	$33,655

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

2010	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
			(In thousands)
Operating revenues	$1,017,128	$173,504	$483,203	$(318)	$1,673,517
Intersegment revenues	—	39,084	—	(39,084)	—
Total revenues	1,017,128	212,588	483,203	(39,402)	1,673,517
Cost of energy	352,270	37,064	350,476	(39,083)	700,727
Gross margin	664,858	175,524	132,727	(319)	972,790
Other operating expenses	424,455	77,387	92,077	(12,285)	581,634
Depreciation and amortization	92,281	41,726	864	16,833	151,704
Operating income (loss)	148,122	56,411	39,786	(4,867)	239,452
Interest income	18,854	1	18	23	18,896
Equity in net earnings (loss) of Optim Energy	—	—	—	(203,399)	(203,399)
Other income (deductions)	12,712	771	(411)	(6,027)	7,045
Net interest charges	(72,400)	(31,157)	(1,268)	(20,548)	(125,373)
Earnings (loss) before income taxes	107,288	26,026	38,125	(234,818)	(63,379)
Income taxes (benefit)	36,427	10,044	14,064	(92,790)	(32,255)
Earnings (loss) from continuing operations	70,861	15,982	24,061	(142,028)	(31,124)
Valencia non-controlling interest	(13,563)	—	—	—	(13,563)
Subsidiary preferred stock dividends	(528)	—	—	—	(528)
Segment earnings (loss) from continuing operations attributable to PNMR	$56,770	$15,982	$24,061	$(142,028)	$(45,215)
Gross property additions	$226,766	$41,018	$3,046	$10,658	$281,488
At December 31, 2010:
Total Assets	$3,875,573	$1,010,957	$218,411	$120,142	$5,225,083
Goodwill	$51,632	$226,665	$43,013	$—	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

2009	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
			(In thousands)
Operating revenues	$967,998	$151,294	$528,818	$(366)	$1,647,744
Intersegment revenues	11	41,338	—	(41,349)	—
Total revenues	968,009	192,632	528,818	(41,715)	1,647,744
Cost of energy	378,145	34,728	346,454	(41,338)	717,989
Gross margin	589,864	157,904	182,364	(377)	929,755
Other operating expenses	420,473	75,540	107,354	(13,503)	589,864
Depreciation and amortization	92,140	37,262	1,809	16,738	147,949
Operating income (loss)	77,251	45,102	73,201	(3,612)	191,942
Interest income	30,543	9	56	(2,219)	28,389
Equity in net earnings (loss) of Optim Energy	—	—	—	(30,145)	(30,145)
Other income (deductions)	6,891	2,860	(438)	17,457	26,770
Net interest charges	(69,058)	(27,820)	(2,782)	(22,545)	(122,205)
Earnings (loss) before income taxes	45,627	20,151	70,037	(41,064)	94,751
Income taxes (benefit)	13,726	7,985	25,622	(18,515)	28,818
Earnings (loss) from continuing operations	31,901	12,166	44,415	(22,549)	65,933
Valencia non-controlling interest	(11,890)	—	—	—	(11,890)
Subsidiary preferred stock dividends	(528)	—	—	—	(528)
Segment earnings (loss) from continuing operations attributable to PNMR	$19,483	$12,166	$44,415	$(22,549)	$53,515
Gross property additions (1)	$253,335	$53,063	$863	$16,462	$284,597
At December 31, 2009:
Total Assets	$3,775,166	$1,009,055	$197,062	$378,638	$5,359,921
Goodwill	$51,632	$226,665	$43,013	$—	$321,310

(1)	Excludes gross property additions related to PNM Gas discontinued operations of $3,434 and includes PNM’s purchase of an interest in PVNGS Unit 2 from another subsidiary of PNMR of $39,126.
Major Customers
No individual customers accounted for more than 10% of the operating revenues of PNMR or PNM. First Choice is a customer of TNMP and accounted for 17% of its operating revenues from continuing operations in 2011, 18% in 2010, and 21% in 2009. One unaffiliated customer of TNMP accounted for 19% of its operating revenues from continuing operations in 2011, 19% in 2010, and 20% in 2009. Another unaffiliated customer of TNMP accounted for 12% of its operating revenues from continuing operations in 2011, 13% in 2010, and 13% in 2009.

(4)	Regulatory Assets and Liabilities
The operations of PNM and TNMP are regulated by the NMPRC, PUCT, and FERC and the provisions of GAAP for rate-regulated enterprises are applied to its regulated operations. Regulatory assets represent probable future recovery of previously incurred costs that will be collected from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets are presented below.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

PNM

	December 31,
	2011	2010
Assets:	(In thousands)
Current:
Fuel and purchased power adjustment clause	$41,254	$35,835
Other	3,226	—
	44,480	35,835
Non-Current:
Coal mine reclamation costs	51,985	57,906
Deferred income taxes	51,436	48,226
Loss on reacquired debt	31,276	34,572
Pension and OPEB	208,033	208,620
Renewable energy costs	9,550	1,896
Other	107	6,724
	352,387	357,944
Total regulatory assets	$396,867	$393,779
Liabilities:
Non-Current:
Cost of removal	$(250,778)	$(239,928)
Deferred income taxes	(45,323)	(12,575)
Asset retirement obligations	(39,979)	(40,369)
Renewable energy tax benefits	(27,958)	—
Other	(9,665)	(6,891)
Total regulatory liabilities	$(373,703)	$(299,763)

TNMP

	December 31,
	2011	2010
Assets:	(In thousands)
Current:
Other	$513	$457

Non-Current:
Stranded costs	81,256	95,105
Deferred income taxes	11,491	11,803
Pension and OPEB	18,818	20,613
Loss on reacquired debt	2,852	—
Hurricane recovery costs	9,210	13,683
Other	6,141	3,318
	129,768	144,522
Total regulatory assets	$130,281	$144,979
Liabilities:
Non-Current:
Cost of removal	$(32,786)	$(33,496)
Deferred income taxes	(5,843)	(6,482)
Other	(5,766)	(2,724)
Total regulatory liabilities	$(44,395)	$(42,702)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

The Company’s regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding. The Company does not receive or pay a rate of return on the following regulatory assets and regulatory liabilities (and their remaining amortization periods): coal mine reclamation costs (through 2020); deferred income taxes (over the remaining life of the taxable item, up to the remaining life of utility plant); pension and OPEB costs (through 2033); FPPAC deferrals greater than $30.5 million (based on future FPPAC activity and regulatory proceedings); and asset retirement obligations (to be determined in a future regulatory proceeding).
The Company is permitted, under rate regulation, to accrue and record a regulatory liability for the estimated cost of removal and salvage associated with certain of its assets through depreciation expense. Under GAAP, actuarial losses and prior service costs for pension plans are required to be recorded in AOCI; however, to the extent authorized for recovery through the regulatory process these amounts are recorded as regulatory assets or liabilities. Based on prior regulatory approvals, the amortization of these amounts will be included in the Company’s rates. See Note 17 for information related to TNMP’s stranded costs and regulatory decisions.
Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that future recovery of its regulatory assets are probable.

(5)	Stockholders’ Equity
Common Stock and Equity Contributions
See Note 6 for details related to PNMR’s common stock. PNM and TNMP did not issue any common stock during the three year period ended December 31, 2011.
PNMR made cash equity contributions to PNM of $43.0 million in 2011 and $86.3 million in 2009, including the transaction relating to the transfer of an interest in PVNGS Unit 2 described in Note 2. PNMR made an equity contribution to TNMP by forgiving intercompany borrowings of $25.2 million in 2009.
Dividends on Common Stock
The declaration of common dividends by PNMR is dependent upon a number of factors including the ability of PNMR’s subsidiaries to pay dividends. PNMR’s primary sources of dividends are its operating subsidiaries.
In 2011, PNM declared and paid cash dividends to PNMR of $8.2 million. In 2010, PNM paid cash dividends to PNMR of $28.0 million. In addition, PNM declared a dividend of $39.1 million in December 2010 that was paid in January 2011. Following the sale of PNM Gas, PNM paid a dividend to PNMR of $220.0 million on February 5, 2009 and paid additional cash dividends of $79.7 million in 2009. TNMP paid cash dividends to PNMR of $13.7 million in 2011, $13.1 million in 2010, and $9.3 million in 2009.
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC provisions allow PNM to pay dividends from equity contributions previously made by PNMR and current earnings, determined on a rolling four quarter basis, without prior NMPRC approval. The Federal Power Act also imposes certain restrictions on dividends by public utilities. Each of the PNMR Revolving Credit Facility, the PNM Revolving Credit Facility, and the TNMP Revolving Credit Facility contain a covenant that require the maintenance of debt-to-capital ratios of less than or equal to 65%, which could limit amounts of dividends that could be paid. For PNMR and PNM these ratios reflect the present value of payments under the PVNGS and EIP leases as debt. PNM also has other financial covenants that limit the transfer of assets, through dividends or other means, including a requirement to obtain approval of certain financial counterparties to transfer more than five percent of PNM’s assets. As of December 31, 2011, none of the numerical tests would restrict the payment of dividends from the retained earnings of PNMR, PNM, or TNMP, except that PNM would not be able to distribute amounts in excess of approximately $204 million without approval of regulators or financial counterparties. Furthermore, TNMP would not be able to distribute amounts in excess of approximately $192 million without approval of regulators or financial counterparties.

In addition, the ability of PNMR to declare dividends is dependent upon the extent to which cash flows will support dividends, the availability of retained earnings, financial circumstances and performance, current and future regulatory decisions, Congressional and legislative acts, and economic conditions in the United States. Conditions imposed by the NMPRC or PUCT, future growth plans and related capital requirements, and business considerations may also affect PNMR’s ability to pay dividends.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Preferred Stock
PNMR had 477,800 shares of Series A convertible preferred stock outstanding through September 23, 2011 when it entered into an agreement to purchase all of the outstanding shares from Cascade. See Note 6. The Series A convertible preferred stock was convertible into PNMR common stock in a ratio of 10 shares of common stock for each share of preferred stock and received dividends equivalent to dividends paid on PNMR common stock as if the preferred stock had been converted into common stock. The Series A convertible preferred stock was entitled to vote on all matters voted upon by common stockholders, except for the election of the Board, and would have received distributions substantially equivalent to common stock in the event of liquidation of PNMR. The terms of the Series A convertible preferred stock resulted in it being substantially equivalent to common stock. Therefore, for earnings per share purposes, the number of common shares into which the Series A convertible preferred stock was convertible was included in the weighted average number of common shares outstanding for periods the Series A convertible preferred stock was outstanding. Similarly, dividends on the Series A convertible preferred stock were considered to be common dividends in the accompanying Consolidated Financial Statements.
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
Financing Activities
PNMR

In January 2009, PNMR commenced a tender offer to repurchase a portion of its 9.25% senior unsecured notes due 2015. In February 2009, PNMR repurchased and retired $157.4 million of these notes for $146.4 million plus accrued interest. PNMR recognized a pre-tax gain of $7.3 million, net of related transaction costs and write-off of the proportionate amount of the deferred costs of the original issuance of the notes, which is included in other income on the Consolidated Statements of Earnings (Loss).

On September 23, 2011, PNMR entered into an agreement to purchase all of its outstanding convertible preferred stock, Series A from Cascade. Cascade owned all of the 477,800 outstanding shares of the preferred stock, which were convertible into 4,778,000 shares of PNMR common stock. Upon signing, the agreement obligated PNMR to purchase the preferred stock at a 2% discount from the arithmetic mean of the daily volume weighted average price per share of PNMR's common stock on each trading day in the period beginning September 19, 2011 and ending on September 30, 2011 times the number of shares of PNMR common stock into which the preferred stock was convertible. The purchase of the preferred stock closed on October 5, 2011 with PNMR paying Cascade an aggregate purchase price of $73.5 million. The difference between the purchase price and the $100.0 million carrying value of the preferred stock is reflected as an addition to common stock in the Consolidated Financial Statements. PNMR utilized a borrowing under its revolving credit facility to fund the purchase of the preferred stock. Such borrowing was repaid on November 1, 2011 with a portion of the proceeds from the sale of First Choice. See Note 2.

On October 24, 2011, PNMR commenced a cash tender offer to purchase up to $50.0 million aggregate principal amount of its outstanding 9.25% Senior Unsecured Notes, Series A, due 2015. PNMR offered to pay a premium of up to 17%, depending on when the notes were tendered. The tender offer expired on November 21, 2011 and was oversubscribed. On November 22, 2011, PNMR purchased $50.0 million of the notes for $58.5 million, plus accrued and unpaid interest. PNMR recognized a loss of $9.2 million on the purchase, including transaction costs and write-off of the proportionate amount of the deferred costs of the original issuance of the notes, which is included in other deductions on the Consolidated Statements of Earnings (Loss). PNMR used a portion of the proceeds from the sale of First Choice to fund the purchase.

On November 4, 2011, PNMR entered into an agreement to purchase up to 7,019,550 shares of common stock from Cascade. Upon signing, the agreement obligated PNMR to purchase the common stock at a 2% discount from the arithmetic mean

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

of the volume weighted average price on each trading day in the period beginning October 27, 2011 and ending November 9, 2011. The purchase of the common stock closed on November 10, 2011 with PNMR purchasing all 7,019,550 shares of common stock owned by Cascade for an aggregate purchase price of $125.7 million. The shares of common stock repurchased have become authorized but unissued shares, as determined by the Board. PNMR used a portion of the proceeds from the sale of First Choice to fund the purchase.

PNMR offers new shares of PNMR common stock through the PNMR Direct Plan. On July 15, 2009, PNMR began utilizing shares of its common stock purchased on the open market, by an independent agent, rather than issuing additional shares to satisfy subscriptions under the PNMR Direct Plan. PNMR had offered new shares of its common stock through an equity distribution agreement, which was terminated in July 2009. In 2009, PNMR issued 93,328 shares under these plans, as well as 48,202 shares under the ESPP. See Note 13. The shares of PNMR common stock through the PNMR Direct Plan are offered under a SEC shelf registration statement that expires in August 2012.

For offerings of equity and debt securities registered with the SEC, PNMR has a shelf registration statement expiring in March 2014. This shelf registration statement has unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations.

PNM

In 2003, PNM issued $36.0 million of 4.00% PCRBs, which had a scheduled maturity in 2038, but were subject to mandatory repurchase and remarketing on July 1, 2009. PNM repurchased these PCRBs for $36.0 million on July 1, 2009 utilizing available cash balances and borrowings under the PNM Facility. PNM held these PCRBs (without legally canceling them) until December 1, 2009, on which date they were remarketed. The remarketed PCRBs bear interest at 6.25% and mature on January 1, 2038.

On June 9, 2010, the City of Farmington, New Mexico and the Maricopa County, Arizona Pollution Control Corporation sold $403.8 million of new PCRBs to refund $403.8 million of callable PCRBs previously issued by the City of Farmington, New Mexico and the Maricopa County, Arizona Pollution Control Corporation. The proceeds from the prior bonds were used to finance a portion of the cost of certain pollution control systems, facilities, and related improvements at SJGS and PVNGS. The new PCRBs are collateralized by PNM senior unsecured notes, similar to PNM's other PCRBs.

On October 6, 2011, PNM priced a public offering of $160.0 million aggregate principal amount of its 5.35% Senior Unsecured Notes due 2021. The bonds were offered at 99.857% of face amount and the offering closed on October 12, 2011. Proceeds from the offering were used to repay outstanding borrowings under the PNM Facility. The offering was part of a NMPRC authorization for PNM to issue up to $250.0 million of senior unsecured notes. The authorization remains in effect through March 31, 2012. PNM has not entered into any agreements and has no arrangements or commitments concerning issuing additional senior unsecured notes.

PNM has a shelf registration statement for the issuance of up to $440.0 million of senior unsecured notes that will expire in May 2014.

TNMP
At January 1, 2009, TNMP had a revolving credit agreement, which had a stated maturity of May 13, 2009. This facility provided TNMP with a revolving credit facility for up to $200.0 million. In January 2009, TNMP borrowed $100.0 million under a bridge financing arrangement and used the proceeds and inter-company borrowings from PNMR to repay the entire principal and interest due on $167.7 million principal amount outstanding of 6.25% senior unsecured notes.

On March 23, 2009, TNMP issued $265.5 million aggregate principal amount of 9.50% First Mortgage Bonds, due 2019, Series 2009A (the “Series 2009A Bonds”) at a price equal to 97.643% of their face value. The bonds bear interest at the rate of 9.5% per annum of their face value. TNMP may redeem some or all of the bonds at any time at a redemption price that reflects a make-whole provision, plus accrued interest. The Series 2009A Bonds are secured by a first mortgage on substantially all of TNMP's property.

On March 25, 2009, TNMP entered into a $50.0 million loan agreement (the “2009 Term Loan Agreement”).  TNMP borrowed $50.0 million under this agreement on March 30, 2009. Borrowings under the 2009 Term Loan Agreement were due

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

March 25, 2014 and were secured by $50.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009B Bonds”). Through hedging arrangements, TNMP established fixed interest rates for the 2009 Term Loan Agreement of 6.05% for the first three years and 6.30% thereafter. In January 2010, the hedging relationship was modified to reduce the fixed interest rate to 4.80% through March 25, 2012 and to 5.05% thereafter. The hedging obligations were also secured by the Series 2009B Bonds. The hedge was accounted for as a cash-flow hedge and its December 31, 2010 pre-tax fair value of $1.9 million is included in other current liabilities, except for $0.8 million included in other deferred credits, and in AOCI on the Consolidated Balance Sheets. Amounts reclassified from AOCI are included in interest charges. The fair value determination was made using Level 2 inputs under GAAP and were determined using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the swap agreements.

TNMP used the proceeds received from the Series 2009A Bonds and the 2009 Term Loan Agreement to repay the $100.0 million borrowed under the above bridge financing arrangement, which then terminated, and the $150.0 million outstanding under TNMP's credit facility. The remaining proceeds, after offering expenses, were used to reduce intercompany borrowings from PNMR.

On September 30, 2011, TNMP entered into and borrowed $50.0 million under a Term Loan Credit Agreement (the "2011 Term Loan Agreement") with JPMorgan Chase Bank, N.A. The 2011 Term Loan Agreement replaces the 2009 Term Loan Agreement. Borrowings under the 2011 Term Loan Agreement must be repaid by June 30, 2014 and are secured by $50.0 million aggregate principal amount of first mortgage bonds of TNMP (the "Series 2011A Bonds"). TNMP entered into hedging agreements whereby it effectively established fixed interest rates for such borrowing of 1.475% through March 30, 2014 and 1.985% thereafter, which is an effective rate of 3.566% over the life of the debt considering the amounts paid to exit the prior arrangements and enter into the new arrangements. The hedging obligations entered into in connection with the 2011 Term Loan Agreement are also secured by the Series 2011A Bonds. This hedge is accounted for as a cash-flow hedge and had a fair value of $0.1 million at December 31, 2011, using Level 2 inputs under GAAP and were determined using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the swap agreements.
Borrowing Arrangements Between PNMR and its Subsidiaries
PNMR has one-year intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount up to $100.0 million and have either reciprocal or non-reciprocal terms. Interest charged to the subsidiaries is equivalent to interest paid by PNMR on its revolving borrowings. As of December 31, 2011 and 2010, TNMP had outstanding borrowings of $0.7 million and $1.2 million from PNMR. At February 22, 2012, TNMP had borrowings of $4.9 million from PNMR.
Short-term Debt
On April 30, 2009, TNMP entered into the TNMP Revolving Credit Facility, a new $75.0 million revolving credit facility, and the existing credit facility was terminated. Borrowings under the TNMP Revolving Credit Facility are secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009C Bonds”). In December 2010, the TNMP Revolving Credit Facility was amended and restated, which extended its expiration to December 16, 2015.
On October 31, 2011, PNMR entered into the PNMR Revolving Credit Facility, which has a financing capacity of $300.0 million, and PNM entered into the PNM Revolving Credit Facility, which has a financing capacity of $400.0 million. These new facilities expire on October 31, 2016, and include two one-year extension options, subject to approval by a majority of the lenders and, with respect to the PNM Revolving Credit Facility, regulatory approval. The new credit facilities replace the PNMR Facility and the PNM Facility, both of which would have expired in August 2012. The PNMR Facility had an original financing capacity of $600.0 million, which had been reduced to $517.0 million, and the PNM Facility had an original financing capacity of $400.0 million, which had been reduced to $368.0 million. The terms and conditions of the new facilities are substantially similar to the prior facilities.  Each of the new facilities contains one financial covenant that requires the maintenance of debt-to-capital ratios of less than or equal to 65%.  These ratios reflect the present value of payments under the PVNGS and EIP leases as debt. PNMR also has a local line of credit amounting to $5.0 million that expires in August 2012. TNMP has a revolving credit facility for borrowings up to $75.0 million under the TNMP Revolving Credit Facility that expires in December 2015.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

At December 31, 2011, the weighted average interest rate was 2.05% for the PNMR Facility, and 1.80% for the PNM Facility. The TNMP Revolving Credit Facility had no borrowings outstanding at December 31, 2011. Short-term debt outstanding consists of:

	December 31,
Short-term Debt	2011	2010
	(In thousands)
PNM Revolving credit facility	$66,000	$190,000
TNMP Revolving credit facility	—	—
PNMR
Revolving credit facility	16,700	32,000
Local lines of credit	—	—
	$82,700	$222,000
In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $11.1 million, $4.7 million, and $0.3 million at December 31, 2011 that reduce the available capacity under their respective revolving credit facilities.

At February 22, 2012, PNMR, PNM, and TNMP had $266.2 million, $244.0 million, and $74.7 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit. Total availability at February 22, 2012, on a consolidated basis, was $584.9 million for PNMR. At February 22, 2012, PNMR had invested cash of $0.6 million. PNM and TNMP had no invested cash at February 22, 2012.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Long-Term Debt
Information concerning long-term debt outstanding is as follows:

	December 31,
Long-term Debt	2011	2010
	(In thousands)
PNM Debt
Senior Unsecured Notes, Pollution Control Revenue Bonds:
4.875% due 2033	$146,000	$146,000
5.15% due 2037	20,000	20,000
6.25% due 2038	36,000	36,000
4.75% due 2040, mandatory tender at June 1, 2017	37,000	37,000
5.20% due 2040, mandatory tender at June 1, 2020	40,045	40,045
5.90% due 2040	255,000	255,000
6.25% due 2040	11,500	11,500
4.00% due 2043, mandatory tender at June 1, 2015	39,300	39,300
5.20% due 2043, mandatory tender at June 1, 2020	21,000	21,000
Senior Unsecured Notes:
7.95% due 2018	350,000	350,000
7.50% due 2018	100,025	100,025
5.35% due 2021	160,000	—
Other, including unamortized discounts	(330)	(122)
	1,215,540	1,055,748
Less current maturities	—	—
	1,215,540	1,055,748
TNMP Debt
First Mortgage Bonds:
2011 Term Loan Agreement, due 2014	50,000	—
2009 Term Loan Agreement, due 2014	—	50,000
9.50% due 2019, Series 2009A	265,500	265,500
Other, including unamortized discounts	(4,537)	(5,163)
	310,963	310,337
Less current maturities	—	—
	310,963	310,337
PNMR Debt
Senior unsecured notes, 9.25% due 2015	142,592	192,592
Other	4,918	7,170
	147,510	199,762
Less current maturities	2,387	2,252
	145,123	197,510
Total Consolidated PNMR Debt	1,674,013	1,565,847
Less current maturities	2,387	2,252
	$1,671,626	$1,563,595

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Long-term debt matures as follows:

	PNMR	PNM	TNMP	PNMR Consolidated
	(In thousands)
2012	$2,387	$—	$—	$2,387
2013	2,531	—	—	2,531
2014	—	—	50,000	50,000
2015	142,592	39,300	—	181,892
2016	—	—	—	—
Thereafter	—	1,176,570	265,500	1,442,070
Total	$147,510	$1,215,870	$315,500	$1,678,880

(7)	Lease Commitments
The Company leases office buildings, vehicles, and other equipment under operating leases. In addition, PNM leases interests in Units 1 and 2 of PVNGS and an interest in the EIP transmission line. Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has recently completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation, and has no significant rights-of-way that will expire before 2020. PNM is obligated to pay the Navajo Nation 20 annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index. The Navajo Nation rights-of-way agreement is accounted for as an operating lease.
PNM has a PPA for the entire output of Delta, a gas-fired generating plant in Albuquerque, New Mexico, which is classified as an operating lease with imputed annual lease payments of $6.0 million. See Note 9 for additional information about the Delta operating lease.
In July 2009, a portion of PVNGS Unit 2 that had been leased by PNM from another subsidiary of PNMR was transferred to PNM (Note 2) and became subject to rates established by the NMPRC. The table below includes lease expense for PNM of $5.4 million in 2009 paid to that subsidiary of PNMR prior to the transfer.
Operating lease expense was:

	PNMR	PNM	TNMP
	(In thousands)
2011	$86,323	$78,422	$3,606
2010	$79,491	$71,209	$3,737
2009	$77,697	$75,865	$2,493

The above amounts reflect the total amount of expense for the lease payments PNM makes under the PVNGS and EIP leases. As discussed under Investments in Note 1, the PVNGS Capital Trust, which is consolidated by PNM, acquired the lessor notes that were issued by the PVNGS lessors and PNM acquired the remaining lessor note issued by the remaining EIP lessor. Of the total annual payments of $69.1 million made by PNM under the PVNGS and EIP leases, $55.6 million in 2011, $56.3 million in 2010, and $55.0 million in 2009 was returned in cash to PNM in the form of principal and interest payments on the lessor notes and through its ownership of the PVNGS Unit 2 leased assets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Future minimum operating lease payments at December 31, 2011 shown below have been reduced by PNM’s lease payments for amounts that will be returned to PNM on the lessor notes, which amounts vary but are approximately $44 million in 2012 and reduce thereafter to approximately $33 million annually in 2015:

	PNMR	PNM	TNMP
	(In thousands)
2012	$49,923	$43,562	$3,045
2013	51,547	45,315	2,875
2014	59,511	54,057	2,457
2015	39,827	36,663	1,549
2016	18,461	17,457	1,000
Later years	103,669	103,302	367
	322,938	300,356	11,293
Future payments under non-cancelable subleases	1,523	—	—
Net minimum lease payments	$321,415	$300,356	$11,293

The PVNGS leases expire on January 15, 2015 for the Unit 1 leases and January 15, 2016 for the Unit 2 leases. Under the terms of each of the leases, PNM has an option to purchase the leased assets at fair market value at the end of the leases, but does not have a fixed price purchase option. In addition, PNM has options to renew the leases at fixed rates set forth in each of the leases for two years beyond the termination of the original lease terms. The option periods on certain leases may be further extended for up to an additional six years (the “Maximum Option Period”) if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. The rental payments during the fixed renewal option periods would be 50% of the amounts during the original terms of the leases. Gross annual lease payments, before considering the impacts of amounts returned to PNM through ownership of the lessor notes, aggregate $33.0 million for the Unit 1 leases and $23.7 million for the Unit 2 leases. If PNM elects to extend the leases, it will have the option to purchase the leased assets at fair market value at the end of the extended lease terms.

Each lease provides that no later than three years prior to the expiration of the lease, PNM must give notice to the lessor if it wishes to “retain” the leased assets (but without specifying whether it would purchase the leased assets or extend the lease) or “return” the leased assets to the lessor. Furthermore, each lease provides that, if PNM gives notice to “retain” the leased assets, PNM must give notice as to which of the purchase or renewal options it will exercise no later than two years prior to the expiration of the lease. The elections PNM makes under each of the leases is independent of the elections made under the other leases.

On January 6, 2012, in accordance with the notice provisions, PNM notified each of the lessors in the Unit 1 leases that PNM will “retain” the assets leased under that lease upon the expiration of the basic lease term on January 15, 2015. PNM will be required to specify by notice to each of the lessors by January 15, 2013, whether on January 15, 2015 it will extend the Unit 1 leases, or purchase the leased assets. Each of the Unit 1 Leases is subject to the Maximum Option Period lease extension provisions.

There are similar notice provisions with respect to each of the Unit 2 leases. PNM must provide notice of its intent to “retain” or “return” the leased assets by January 15, 2013. If PNM gives notice to “retain” the leased assets, PNM must give notice as to which of the purchase or renewal options it will exercise no later than January 15, 2014. One of the Unit 2 leases contains the Maximum Option Period lease extension provision and the other three do not have that provision.
Covenants in PNM’s PVNGS Units 1 and 2 lease agreements limit PNM’s ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the equity participants, and take title to the leased interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of December 31, 2011, PNM could have been required to pay the equity participants up to approximately

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

$178.3 million. In such event, PNM would record the acquired assets at the lower of their fair value or the aggregate of the amount paid and PNM’s carrying value of its investment in PVNGS lessor notes. If PNM exercises its renewal options under the leases, the amount that would be payable to equity participants under the circumstances described above would increase to the fair market value as of the renewal date.

PNMR currently leases a building that is used as part of its corporate headquarters, as well as housing certain support functions for the utility operations of PNM and TNMP. The lease expires on November 30, 2015 and provides for annual rents of $1.9 million, which are included in the tables above. PNMR is also obligated to pay taxes, insurance, and utilities applicable to the building, which aggregated $1.0 million in 2011. At December 31, 2011, the net book value of leasehold improvements in the building was $4.6 million. Currently, 85% of the costs of the building are allocated to PNM and 15% are allocated to TNMP. In November 2011, PNMR notified the lessor of its intent to vacate the building by the end of 2012 and made a settlement offer to terminate the lease. A termination agreement has not been reached with the lessor. If such an agreement is reached, the settlement would be recorded as an expense at that time. If a termination agreement is not reached, GAAP provides that a loss would be recognized when the leased space is no longer being used. PNMR anticipates this would occur serially during 2012 as each floor of the building ceases to be used.

(8)	Fair Value of Derivative and Other Financial Instruments
Energy Related Derivative Contracts
Overview
The Company is exposed to certain risks relating to its ongoing business operations. The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy or fuel used to generate electricity, or to manage anticipated generation capacity in excess of forecasted demand from existing customers. The Company’s energy related derivative contracts manage commodity risk.
On November 1, 2011, PNMR completed the sale of First Choice. See Note 2. Accordingly, PNMR information reflects activity for First Choice through October 31, 2011. The difference between the PNMR and PNM amounts represents First Choice.
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
PNM is required to meet the demand and energy needs of its retail and firm-requirements wholesale customers. PNM is exposed to market risk for its share of PVNGS Unit 3 and the needs of its firm-requirements wholesale customers not covered under a FPPAC. PNM’s operations are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases. PNM could be exposed to market risk if its generation capabilities were to be disrupted or if its load requirements were to be greater than anticipated. If all or a portion of load requirements were required to be covered as a result of such unexpected situations, commitments would have to be met through market purchases.
First Choice was responsible for energy supply related to the sale of electricity to retail customers in Texas. TECA contains no provisions for the specific recovery of fuel and purchased power costs. The rates charged to First Choice customers were negotiated with each customer. First Choice purchased power at wholesale and sold power at retail to customers in the competitive ERCOT retail markets. Many of these retail customers bought power from First Choice for a contracted period of time at a fixed price so First Choice was exposed to price risk if the wholesale power price changed during the time of the contract. First Choice’s strategy was to minimize its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margins. However, if actual fixed price retail loads varied significantly from forecasts (for example, due to extreme weather, other significant load changes or contract breaches), First Choice had a residual exposure to wholesale power price risk for the mismatch between the forecast and actual load.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

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
For derivative transactions meeting the definition of a cash flow hedge, the Company documents the relationships between the hedging instruments and the items being hedged. This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges. Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in AOCI to the extent effective. The Company assesses the effectiveness of hedge relationships at least quarterly using statistical data. Ineffectiveness gains and losses were immaterial for all periods presented. Gains or losses related to cash flow hedge instruments, including those de-designated, are reclassified from AOCI when the hedged transaction settles and impacts earnings. As of December 31, 2011 and 2010, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges.
The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. The Company has no trading transactions.
Fair value is defined under GAAP as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is based on current market quotes as available and is supplemented by modeling techniques and assumptions made by the Company to the extent quoted market prices or volatilities are not available. External pricing input availability varies based on commodity location, market liquidity, and term of the agreement. Valuations of derivative assets and liabilities take into account nonperformance risk including the effect of counterparties' and the Company’s credit risk. The Company regularly assesses the validity and availability of pricing data for its derivative transactions. Although the Company uses its best judgment in estimating the fair value of these instruments, there are inherent limitations in any estimation technique.
The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements. At December 31, 2011 and 2010, amounts recognized for the legal right to reclaim cash collateral were zero and $3.4 million for PNMR and zero and $3.0 million for PNM. In addition, at December 31, 2011 and 2010, amounts posted as cash collateral under margin arrangements were $1.8 million and $32.0 million for PNMR and $1.8 million and $2.1 million for PNM. PNMR and PNM had no obligations to return cash collateral at December 31, 2011 and 2010. Cash collateral amounts are included in other current assets on the Consolidated Balance Sheets.

The following tables do not include activity related to PNM Gas. See Note 22.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Commodity Derivatives
Commodity derivative instruments are summarized as follows:

	Economic Hedges
	December 31,
	2011	2010
	(In thousands)
PNMR
Current assets	$3,713	$15,999
Deferred charges	—	5,264
	3,713	21,263
Current liabilities	(1,632)	(31,407)
Long-term liabilities	(2,437)	(12,831)
	(4,069)	(44,238)
Net	$(356)	$(22,975)
PNM
Current assets	$3,713	$1,443
Current liabilities	(1,632)	(3,110)
Long-term liabilities	(2,437)	(2,009)
	(4,069)	(5,119)
Net	$(356)	$(3,676)

On April 20, 2010, PNM received NMPRC approval of a hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.5 million of current assets and $0.5 million of current liabilities at December 31, 2011, and $0.6 million of current assets at December 31, 2010 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Consolidated Balance Sheets.

The following table presents the effect of commodity derivative instruments on earnings and OCI, excluding income tax effects. For cash flow hedges, including de-designated hedges, the earnings impact reflects the reclassification from AOCI when the hedged transactions settle.

	Economic Hedges		Qualified Cash Flow Hedges
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
	(In thousands)
PNMR
Electric operating revenues	$5,682	$(4,030)	$—	$29,930
Cost of energy	(2,201)	(44,743)	(422)	(2,263)
Total gain (loss)	$3,481	$(48,773)	$(422)	$27,667
Recognized in OCI			$422	$(18,739)
PNM
Electric operating revenues	$5,682	$(4,030)	$—	$29,930
Cost of energy	(1,058)	(5,386)	—	(18)
Total gain (loss)	$4,624	$(9,416)	$—	$29,912
Recognized in OCI			$—	$(20,984)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Commodity contract volume positions are presented in Decatherms for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	Decatherms	MWh
December 31, 2011
PNMR and PNM	1,499,000	(366,448)
December 31, 2010
PNMR	22,767,500	1,693,431
PNM	1,882,500	(990,120)

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

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
December 31, 2011
PNMR and PNM	$4,036	$—	$4,036
December 31, 2010
PNMR	$8,113	$—	$2,642
PNM	$291	$—	$119
Sale of Power from PVNGS Unit 3
In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire interest in PVNGS Unit 3.  Under two of the contracts, PNM sold 90 MW of firm capacity and energy.  Under the third contract, PNM sold 45 MW of unit contingent capacity and energy. The term of the contracts was May 1, 2008 through December 31, 2010. Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million.  These amounts were recorded as deferred revenue and were amortized over the life of the contracts. The prepayments received under the firm contracts, as well as required subsequent monthly payments on them, are shown as a financing activity in the Consolidated Statement of Cash Flows as required by GAAP. The firm contracts were accounted for as cash flow hedges and changes in fair value were included in AOCI. The contingent contract was accounted for as a normal sale. Beginning January 1, 2011, PNM is selling its interest in PVNGS Unit 3 daily at market prices. PNM has established fixed rates for the majority of these sales through the end of 2012 through hedging arrangements that are accounted for as economic hedges and is partially hedged into 2013.
Non-Derivative Financial Instruments
The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS. PNMR and PNM

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

do not have any unrealized losses on available-for-sale securities. The fair value of and gross unrealized gains of investments in available-for-sale securities are presented in the following table.

	December 31, 2011		December 31, 2010
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
		(In thousands)
Equity securities:
Domestic value	$3,549	$25,143	$5,108	$25,491
Domestic growth	16,714	52,187	17,239	48,237
International and other	662	12,754	2,730	10,670
Fixed income securities:
Municipals	2,861	41,463	837	37,595
U.S. Government	1,353	25,367	348	21,541
Corporate and other	742	9,171	573	8,402
Cash investments	—	2,766	—	4,986
	$25,881	$168,851	$26,835	$156,922

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Proceeds from sales	$145,286	$79,853	$124,519
Gross realized gains	$17,493	$5,635	$6,009
Gross realized (losses)	$(6,223)	$(3,704)	$(7,359)
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
At December 31, 2011, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$1,470	$2,339	$2,339
After 1 year through 5 years	20,862	115,788	108,742
After 5 years through 10 years	11,897	2,060	—
Over 10 years	41,772	—	—
	$76,001	$120,187	$111,081

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

The carrying amount and fair value of held-to-maturity debt securities and other non-derivative financial instruments (including current maturities) are:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
PNMR
Long-term debt	$1,674,013	$1,873,002	$1,565,847	$1,659,674
Investment in PVNGS lessor notes	$107,094	$108,742	$136,145	$141,663
Other investments	$12,207	$14,208	$18,791	$21,675
PNM
Long-term debt	$1,215,540	$1,294,846	$1,055,748	$1,056,864
Investment in PVNGS lessor notes	$107,094	$108,742	$136,145	$141,663
Other investments	$2,900	$3,052	$5,068	$5,563
TNMP
Long-term debt	$310,963	$413,966	$310,337	$385,220
Other investments	$271	$271	$282	$282
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
Derivatives and Investments
The fair values of derivatives and investments that are recorded at fair value on the Consolidated Balance Sheets are as follows:

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

	Total(1)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011		(In thousands)
PNMR and PNM
NDT investments
Cash and equivalents	$2,766	$2,766	$—	$—
Equity securities:
Domestic value	25,143	25,143	—	—
Domestic growth	52,187	52,187	—	—
International and other	12,754	12,754	—	—
Fixed income securities:
U.S. government	25,367	21,409	3,958	—
Municipals	41,463	—	41,463	—
Corporate and other	9,171	—	9,171	—
Total NDT investments	$168,851	$114,259	$54,592	$—

Commodity derivative assets	$3,713	$—	$3,713	$—
Commodity derivative liabilities	(4,069)	—	(4,069)	—
Net	$(356)	$—	$(356)	$—
December 31, 2010
PNMR and PNM
NDT investments
Cash and equivalents	$4,986	$4,986	$—	$—
Equity securities:
Domestic value	25,491	25,491	—	—
Domestic growth	48,237	48,237	—	—
International and other	10,670	10,670	—	—
Fixed income securities:
U.S. government	21,541	16,613	4,928	—
Municipals	37,595	—	37,595	—
Corporate and other	8,402	—	8,402	—
Total NDT investments	$156,922	$105,997	$50,925	$—
PNMR
Commodity derivative assets	$21,263	$8,646	$12,308	$272
Commodity derivative liabilities	(44,238)	(26,378)	(16,729)	(1,094)
Net	$(22,975)	$(17,732)	$(4,421)	$(822)
PNM
Commodity derivative assets	$1,443	$—	$1,443	$—
Commodity derivative liabilities	(5,119)	—	(5,119)	—
Net	$(3,676)	$—	$(3,676)	$—

(1)	The Level 1, 2 and 3 columns in the above table are presented based on the nature of each instrument. The total column

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

is presented based on the balance sheet classification of the instruments and reflect unit of account reclassifications between commodity derivative assets and commodity derivative liabilities of zero for PNMR and PNM at December 31, 2011 and less than $0.1 million for PNMR and zero for PNM at December 31, 2010. There were no transfers between levels for the twelve months ended December 31, 2011.
A reconciliation of the changes in Level 3 fair value measurements is as follows:

	PNMR		PNM
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$(822)	$248	$—	$(17)
Total gains (losses) included in earnings	1,020	(1,646)	—	(128)
Purchases	3,163	70	—	—
Settlements	(1,578)	506	—	145
Sale of First Choice	(1,783)	—	—	—
Balance at end of period	$—	$(822)	$—	$—
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$—	$(1,087)	$—	$—
The above gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings are reported in cost of energy.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

The fair values of investments held by the employee benefit plans are as follows:

	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011		(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Total Plan Investments	$444,466	$176,279	$184,054	$84,133
TNMP Pension Plan
Participation in PNMR Master Trust Total Plan Investments	$62,139	$24,118	$23,466	$14,555
PNM OPEB Plan
Cash and equivalents	$1,128	$1,128	$—	$—
Equity securities:
International funds	2,740	—	2,740	—
Domestic value	1,289	1,289	—	—
Domestic growth	43,016	22,215	20,801	—
Other funds	7,678	—	7,678	—
Fixed income securities:
Mutual funds	4,006	4,006	—	—
Total Assets	$59,857	$28,638	$31,219	$—
TNMP OPEB Plan
Cash and equivalents	$180	$180	$—	$—
Equity securities:
International funds	1,248	—	1,248	—
Domestic value	551	551	—	—
Domestic growth	738	738	—	—
Other funds	3,048	—	3,048	—
Fixed income securities:
Mutual funds	2,694	2,694	—	—
Total Assets	$8,459	$4,163	$4,296	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010	(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust	$393,480	$208,759	$105,781	$78,940
TNMP Pension Plan
Participation in PNMR Master Trust	$60,506	$30,530	$16,317	$13,659
PNM OPEB Plan
Cash and equivalents	$1,811	$1,811	$—	$—
Equity securities:
International funds	3,182	—	3,182	—
Domestic value	1,363	1,363	—	—
Domestic growth	41,278	22,939	18,339	—
Other funds	9,057	—	9,057	—
Fixed income securities:
Mutual funds	5,860	5,860	—	—
Total Assets	$62,551	$31,973	$30,578	$—
TNMP OPEB Plan
Cash and equivalents	$424	$424	$—	$—
Equity securities:
International funds	1,116	—	1,116	—
Domestic value	582	582	—	—
Domestic growth	710	710	—	—
Other funds	2,959	—	2,959	—
Fixed income securities:
Mutual funds	2,834	2,834	—	—
Total Assets	$8,625	$4,550	$4,075	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

The fair values of investments in the PNMR Master Trust are as follows:

	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011	(In thousands)
PNMR Master Trust
Cash and equivalents	$6,753	$6,753	$—	$—
Equity securities:
International	37,173	37,173	—	—
Domestic value	58,350	57,437	913	—
Domestic growth	65,004	65,004	—	—
Other funds	15,271	—	15,271	—
Fixed income securities:
Corporate	59,730	—	59,730	—
U.S. government	104,102	34,030	70,072	—
Municipals	3,478	—	3,478	—
Other funds	58,056	—	58,056	—
Alternative investments:
Private equity funds	37,100	—	—	37,100
Hedge funds	36,904	—	—	36,904
Real estate funds	24,684	—	—	24,684
Total Fair Value of Plan Investments	$506,605	$200,397	$207,520	$98,688
December 31, 2010
PNMR Master Trust
Cash and equivalents	$10,718	$10,718	$—	$—
Equity securities:
International	46,505	46,505	—	—
Domestic value	79,218	76,493	2,725	—
Domestic growth	81,375	81,375	—	—
Other funds	49,307	—	49,307	—
Fixed income securities:
Corporate	2,062	—	2,062	—
U.S. government	39,585	24,198	15,387	—
Municipals	2,935	—	2,935	—
Other funds	49,682	—	49,682	—
Alternative investments:
Private equity funds	32,935	—	—	32,935
Hedge funds	37,622	—	—	37,622
Real estate funds	22,042	—	—	22,042
Total Assets	$453,986	$239,289	$122,098	$92,599

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	Year Ended December 31,
Level 3 Fair Value Assets and Liabilities	2011	2010
	(In thousands)
PNM Pension	Master Trust	Master Trust	Real Estate Funds
Balance at beginning of period	$78,940	$74,105	$2,168
Actual return on assets sold during the period	1,624	(778)	(1,846)
Actual return on assets still held at period end	1,404	4,015	—
Purchases	4,030	33,731	—
Sales	(1,865)	(32,133)	(322)
Balance at end of period	$84,133	$78,940	$—
TNMP Pension
Balance at beginning of period	$13,659	$12,426
Actual return on assets sold during the period	280	(199)
Actual return on assets still held at period end	243	1,024
Purchases	695	8,602
Sales	(322)	(8,194)
Balance at end of period	$14,555	$13,659
Additional information concerning changes in Level 3 fair value measurements for the PNMR Master Trust is as follows:
Level 3 Fair Value Assets and Liabilities

PNMR Master Trust	Private equity funds	Hedge funds	Real estate funds	Total
		(In thousands)
Balance at December 31, 2009	$26,883	$34,921	$24,727	$86,531
Actual return on assets sold during the period	(769)	—	(208)	(977)
Actual return on assets still held at period end	2,363	2,701	(25)	5,039
Purchases	39,255	—	3,078	42,333
Sales	(34,797)	—	(5,530)	(40,327)
Balance at December 31, 2010	32,935	37,622	22,042	92,599
Actual return on assets sold during the period	1,904	—	—	1,904
Actual return on assets still held at period end	2,372	(718)	(7)	1,647
Purchases	2,076	—	2,649	4,725
Sales	(2,187)	—	—	(2,187)
Balance at December 31, 2011	$37,100	$36,904	$24,684	$98,688

(9)	Variable Interest Entities
GAAP determines how an enterprise evaluates and accounts for its involvement with variable interest entities, focusing primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity. GAAP also requires continual reassessment of the primary beneficiary of a variable interest entity.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 145 MW natural gas-fired power plant near Belen, New Mexico through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. PNM estimates that the plant will typically operate during peak periods of energy demand in summer. PNM is obligated to pay fixed O&M and capacity charges in addition to variable O&M charges under this PPA. For the years ended December 31, 2011, 2010, and 2009, PNM paid $18.3 million, $17.9 million, and $17.7 million for fixed charges and $1.4 million, $1.1 million, and $0.5 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets.
PNM sources fuel for the plant, controls when the facility operates through its dispatch, and receives the entire output of the plant, which factors directly and significantly impact the economic performance of Valencia. Therefore, PNM has concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP since PNM has the power to direct the activities that most significantly impact the economic performance of Valencia and will absorb the majority of the variability in the cash flows of the plant. As the primary beneficiary, PNM consolidates the entity in its financial statements. Accordingly, the assets, liabilities, operating expenses, and cash flows of Valencia are included in the consolidated financial statements of PNM although PNM has no legal ownership interest or voting control of the variable interest entity. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Consolidated Balance Sheets. The owner’s equity and net income of Valencia are considered attributable to non-controlling interest.
Summarized financial information for Valencia is as follows:

Results of Operations
	Year ended December 31,
	2011	2010	2009
	(In thousands)
Operating revenues	$19,720	$18,907	$18,175
Operating expenses	(5,673)	(5,344)	(6,285)
Earnings attributable to non-controlling interest	$14,047	$13,563	$11,890

Financial Position
	December 31,
	2011	2010
	(In thousands)
Current assets	$2,405	$2,372
Net property, plant and equipment	80,785	83,617
Total assets	83,190	85,989
Current liabilities	767	812
Owners’ equity – non-controlling interest	$82,423	$85,177

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. There are currently eight separate lease agreements with eight different trusts whose beneficial owners are five different institutional investors. PNM is not the legal or tax owner of the leased assets. The beneficial owners of the trusts possess all of the voting control and pecuniary interests in the trusts. As described in Note 7, PNM has an option to purchase the leased assets at appraised value at the end of the leases, but does not have a fixed price purchase option and does not provide residual value guarantees. PNM has options to renew the leases at fixed rates set forth in the leases for two years beyond the termination of the original lease terms. The option periods on certain leases may be further extended for up to an additional six years if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. Under GAAP, these renewal options are considered to be variable interests in the trusts and result in the trusts being

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

considered variable interest entities. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes, aggregate $105.1 million over the remaining terms of the leases. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of December 31, 2011, PNM could have been required to pay the beneficial owners up to approximately $178.3 million, which would result in PNM taking ownership of the leased assets and termination of the leases. PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has no assets or liabilities recorded on its Consolidated Balance Sheets related to the trusts other than accrued lease payments of $26.0 million at December 31, 2011 and 2010, which are included in other current liabilities on the Consolidated Balance Sheets. See Note 7.
PNM has evaluated the PVNGS lease arrangements and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP. The significant factors considered in reaching this conclusion are: the periods covered by fixed price renewal options are significantly shorter than the anticipated remaining useful lives of the assets, particularly since the operating licenses for the plants were extended for twenty years through 2045 for Unit 1 and 2046 for Unit 2; PNM’s only financial obligation to the trusts is to make the fixed lease payments and the payments do not vary based on the output of the plants or their performance; during the lease term, the economic performance of the trusts is substantially fixed due to the fixed lease payments; PNM is only one of several participants in PVNGS and is not the operating agent for the plants, so does not significantly influence the day-to-day operations of the plants; furthermore, the operations of the plants, including plans for their decommissioning, are highly regulated by the NRC, leaving little room for the participants to operate the plants in a manner that impacts the economic performance of the trusts; the economic performance of the trusts at the end of the lease terms is dependent upon the fair value and remaining lives of the plants at that time, which are determined by factors such as power prices, outlook for nuclear power, and the impacts of potential carbon legislation or regulation, all which are outside of PNM’s control; and while PNM has some potential benefit from its renewal options, the vast majority of the value at the end of the leases will accrue to the beneficial owners of the trusts, particularly given increases in the value of existing nuclear generating facilities, which have no GHG, resulting from potential carbon legislation or regulation.
PNM has a PPA covering the entire output of Delta, which is a variable interest under GAAP. This arrangement was entered into prior to December 31, 2003 and PNM has been unsuccessful in obtaining the information necessary to determine if it is the primary beneficiary of the entity that owns Delta, or to consolidate that entity if it were determined that PNM is the primary beneficiary. Accordingly, PNM is unable to make those determinations and, as provided in GAAP, continues to account for this PPA as an operating lease. PNM makes fixed and variable payments to Delta under the PPA. PNM also controls the dispatch of the generating plant, which impacts the variable payments made under the PPA and impacts the economic performance of the entity that owns Delta. For the years ended December 31, 2011, 2010, and 2009, PNM incurred fixed payments of $6.0 million, $6.0 million, and $6.4 million and variable payments of $1.5 million, $0.4 million, and $0.4 million under the PPA. PNM’s only quantifiable obligation under the PPA is to make the fixed payments, which as of December 31, 2011, aggregated $51.1 million through the end of the PPA in 2020. PNM will also pay variable costs, which cannot be quantified since the amounts are based on how much the generating plant is in operation. PNM has no other obligations or commitments with respect to Delta.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

(10)	Earnings Per Share
In accordance with GAAP, dual presentation of basic and diluted earnings (loss) per share has been presented in the Consolidated Statements of Earnings (Loss) of PNMR. Information regarding the computation of earnings (loss) per share is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Earnings (Loss) Attributable to PNMR:
Earnings (loss) from continuing operations	$190,934	$(31,124)	$65,933
Earnings from continuing operations attributable to Valencia Non-controlling Interest	(14,047)	(13,563)	(11,890)
Preferred stock dividend requirements of subsidiary	(528)	(528)	(528)
Earnings (loss) from continuing operations attributable to PNMR	176,359	(45,215)	53,515
Earnings from discontinued operations	—	—	70,801
Net Earnings (Loss) Attributable to PNMR	$176,359	$(45,215)	$124,316
Average Number of Common Shares:
Outstanding during year	85,558	86,673	86,634
Equivalents from convertible preferred stock (Note 5)	3,469	4,778	4,778
Vested awards of restricted stock	174	106	23
Average Shares - Basic	89,201	91,557	91,435
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	556	—	236
Average Shares – Diluted	89,757	91,557	91,671
Per Share of Common Stock – Basic:
Earnings (loss) from continuing operations	$1.98	$(0.49)	$0.58
Earnings from discontinued operations	—	—	0.78
Net Earnings (Loss)	$1.98	$(0.49)	$1.36
Per Share of Common Stock – Diluted:
Earnings (loss) from continuing operations	$1.96	$(0.49)	$0.58
Earnings from discontinued operations	—	—	0.78
Net Earnings (Loss)	$1.96	$(0.49)	$1.36

(1)
Excludes out-of-the-money options for 1,591,648 shares of common stock at December 31, 2011. Due to losses in the year ended December 31, 2010, no potentially dilutive securities are reflected in the average number of common shares used to compute earnings (loss) per share since any impact would be anti-dilutive. See Note 13.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

(11)	Income Taxes
PNMR
PNMR’s income taxes (benefit) from continuing operations consist of the following components:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current federal income tax	$1,319	$(52,184)	$(81,963)
Current state income tax	(4,208)	(15,528)	(3,770)
Deferred federal income tax	119,280	28,364	112,707
Deferred state income tax	7,462	9,522	4,393
Amortization of accumulated investment tax credits	(2,318)	(2,429)	(2,549)
Total income taxes (benefit)	$121,535	$(32,255)	$28,818

PNMR’s provision for income taxes from continuing operations differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Federal income tax at statutory rates	$109,364	$(22,183)	$33,163
First Choice goodwill	15,055	—	—
Investment tax credits	(2,318)	(2,429)	(2,549)
Flow-through of depreciation items	3,659	3,995	3,777
Earnings attributable to non-controlling interest in Valencia	(4,917)	(4,747)	(4,162)
State income tax	3,395	(6,312)	344
Other	(2,703)	(579)	(1,755)
Total income taxes (benefit)	$121,535	$(32,255)	$28,818
Effective tax rate	38.9%	50.89%	30.41%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss	$86,985	$72,950
Pension	50,515	58,267
Regulatory liabilities related to income taxes	49,413	17,037
Optim Energy	—	46,508
Other	109,875	96,379
Total deferred tax assets	296,788	291,141
Deferred tax liabilities:
Depreciation and plant related	(697,528)	(579,505)
Investment tax credit	(15,771)	(18,089)
Regulatory assets related to income taxes	(56,312)	(53,287)
Stranded costs	(28,439)	(33,287)
Other	(168,688)	(164,282)
Total deferred tax liabilities	(966,738)	(848,450)
Net accumulated deferred income tax liabilities	(669,950)	(557,309)
Current accumulated deferred income tax (asset) liability	9,080	(886)
Non-current accumulated deferred income tax liability	$(660,870)	$(558,195)

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2011
(In thousands)
Net change in deferred income tax liability per above table	$112,641
Change in tax effects of income tax related regulatory assets and liabilities	29,427
Tax effect of mark-to-market adjustments	(356)
Tax effect of excess pension liability	(508)
Adjustment for uncertain income tax positions	(16,555)
Other	(225)
Deferred income taxes	$124,424

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

PNM
PNM’s income taxes (benefit) from continuing operations consist of the following components:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current federal income tax	$(46,364)	$(77,691)	$(64,342)
Current state income tax	(6,776)	438	(13,621)
Deferred federal income tax	78,673	109,170	77,264
Deferred state income tax	14,212	6,939	16,974
Amortization of accumulated investment tax credits	(2,318)	(2,429)	(2,549)
Total income taxes	$37,427	$36,427	$13,726

PNM’s provision for income taxes from continuing operations differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Federal income tax at statutory rates	$37,088	$37,551	$15,969
Investment tax credits	(2,318)	(2,429)	(2,549)
Flow-through of depreciation items	3,656	3,994	3,776
Earnings attributable to non-controlling interest in Valencia	(4,917)	(4,747)	(4,162)
State income tax	4,797	4,747	1,933
Other	(879)	(2,689)	(1,241)
Total income taxes	$37,427	$36,427	$13,726
Effective tax rate	35.32%	33.95%	30.08%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss	$72,615	$66,320
Pension	54,270	61,055
Regulatory liabilities related to income taxes	43,578	10,779
Other	47,263	52,161
Total deferred tax assets	217,726	190,315
Deferred tax liabilities:
Depreciation and plant related	(570,278)	(476,533)
Investment tax credit	(15,771)	(18,089)
Regulatory assets related to income taxes	(45,331)	(42,070)
Other	(123,098)	(128,152)
Total deferred tax liabilities	(754,478)	(664,844)
Net accumulated deferred income tax liabilities	(536,752)	(474,529)
Current accumulated deferred income tax liability	16,562	9,783
Non-current accumulated deferred income tax liability	$(520,190)	$(464,746)

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2011
(In thousands)

Net change in deferred income tax liability per above table	$62,223
Change in tax effects of income tax related regulatory assets and liabilities	29,539
Tax effect of mark-to-market adjustments	367
Tax effect of excess pension liability	(360)
Adjustment for uncertain income tax positions	(1,196)
Other	(6)
Deferred income taxes	$90,567

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

TNMP
TNMP’s income taxes from continuing operations consist of the following components:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current federal income tax	$(3,578)	$3,532	$(25,237)
Current state income tax	1,981	1,766	1,584
Deferred federal income tax	15,507	4,775	31,664
Deferred state income tax	(29)	(29)	(26)
Total income taxes	$13,881	$10,044	$7,985

TNMP’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Federal income tax at statutory rates	$12,648	$9,109	$7,053
State income tax	1,288	1,148	1,032
Other	(55)	(213)	(100)
Total income taxes	$13,881	$10,044	$7,985
Effective tax rate	38.41%	38.59%	39.63%

The components of TNMP’s net accumulated deferred income tax liability at December 31, were:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Regulatory liabilities related to income taxes	$5,835	$6,259
Other	16,043	16,638
Total deferred tax assets	21,878	22,897
Deferred tax liabilities:
Depreciation and plant related	(125,270)	(103,456)
Stranded costs	(28,439)	(33,287)
Regulatory assets related to income taxes	(10,981)	(11,217)
Other	(14,113)	(15,182)
Total deferred tax liabilities	(178,803)	(163,142)
Net accumulated deferred income tax liabilities	(156,925)	(140,245)
Current accumulated deferred income tax (asset)	(2,272)	(1,876)
Non-current accumulated deferred income tax liability	$(159,197)	$(142,121)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2011
(In thousands)
Net change in deferred income tax liability per above table	$16,680
Change in tax effects of income tax related regulatory assets and liabilities	(112)
Tax effect of excess pension liability	(148)
Adjustments for uncertain income tax positions	(87)
Other	(855)
Deferred income taxes	$15,478

GAAP requires that the Company recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. A reconciliation of unrecognized tax benefits (expenses) is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Balance at December 31, 2008	$16,388	$69	$541
Additions based on tax positions related to 2009	6,633	(287)	6,255
Reductions for tax positions of prior years	(430)	—	—
Settlements	—	—	—
Balance at December 31, 2009	22,591	(218)	6,796
Additions based on tax positions related to 2010	13,514	12,136	992
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at December 31, 2010	36,105	11,918	7,788
Additions based on tax positions related to 2011	(790)	(717)	(74)
Reductions for tax positions of prior years	(15,735)	(449)	(13)
Settlements	—	—	—
Balance at December 31, 2011	$19,580	$10,752	$7,701

Included in the balance at December 31, 2011 are $3.8 million and $0.5 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate for PNMR and PNM. None of TNMP’s unrecognized tax benefits at December 31, 2011 would affect the effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $16.8 million of PNMR’s unrecognized tax expenses, $8.7 million of PNM’s unrecognized tax expenses, and $7.5 million of TNMP’s unrecognized tax benefits will be reduced or settled in 2012 as a result of the conclusion of income tax examinations.
Estimated interest income related to refunds the Company expects to receive is included in Other Income and estimated interest expense and penalties related to potential cash settlements are included in Interest Expense in the Consolidated Statements of Earnings (Loss). Interest income (expense) related to income taxes is as follows:

	PNMR	PNM	TNMP
	(In thousands)
2011	$467	$401	$2
2010	$397	$465	$(8)
2009	$6,418	$7,746	$(6)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Accumulated accrued interest receivable (payable) related to income taxes is as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2011:
Accumulated accrued interest receivable	$3,552	$3,552	$—
Accumulated accrued interest payable	$(1,107)	$(23)	$(113)
December 31, 2010:
Accumulated accrued interest receivable	$4,001	$4,001	$—
Accumulated accrued interest payable	$(1,174)	$(23)	$(115)
The Company files a federal consolidated and several consolidated and separate state income tax returns. The tax years prior to 2003 are closed to examination by either federal or state taxing authorities. Tax year 2003 is open for examination only for certain items. Tax year 2004 is closed to examination by federal and state taxing authorities. Other tax years are open to examination by federal and state taxing authorities. At December 31, 2011, the Company has $139.9 million of federal net operating loss carryforwards that expire in 2030 and $24.3 million of federal tax credit carryforwards that expire beginning in 2023. State net operating losses expire beginning in 2015 and vary from federal due to differences between state and federal tax law.

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
Participants in the PNM Plans include eligible employees and retirees of PNMR and other subsidiaries of PNMR. Participants in the TNMP Plans include eligible employees and retirees of TNMP and other subsidiaries of TNP. The PNM pension plan was frozen at the end of 1997 with regard to new participants, salary levels and benefits. Through December 31, 2007, additional credited service could be accrued under the PNM pension plan up to a limit determined by age and service. The TNMP pension plan was frozen at December 31, 2005 with regard to new participants, salary levels and benefits.
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
GAAP also requires unrecognized prior service costs and unrecognized gains or losses to be recorded in AOCI and subsequently amortized. The amortization of these incurred costs will ultimately be included as pension and postretirement periodic cost or income in subsequent years. To the extent the amortization of these items will ultimately be recovered in future rates, PNM and TNMP record the costs as a regulatory asset or regulatory liability.
The Company has in place, for the PNM Plans and TNMP Plans, a policy that defines the investment objectives, establishes performance goals of the asset managers and provides procedures for the manner in which investments are to be reviewed. The plans implement investment strategies to achieve the following objectives:

•
Maximize the return on assets, commensurate with the risk that the Corporate Investment Committee deems appropriate to: meet the obligations of the pension plans and other postretirement benefits plans; minimize the volatility of expense and account for contingencies

•	Generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumption

•	Transition asset mix over time to a higher proportion of high quality fixed income investments as the plans' funded status improves

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

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
In June 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act was enacted. The act contains a provision designed to lower required contributions to pension plans by offering extended amortization methods for shortfalls resulting from recent losses in asset market value.  The Company’s pension plans were allowed relief for losses occurring in any two years within the 2009-2011 periods.  The Company elected this relief for year 2009 and 2010 for the PNM Plan and 2010 and 2011 for the TNMP Plan.  The impacts of this legislation have been reflected in estimated future contributions to the pension plans.
Pension Plans
For defined benefit pension plans, including the executive retirement plans, the PBO represents the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered prior to that date using assumptions regarding future compensation levels. The APBO represents the PBO without considering future compensation levels. Since the plans are frozen, the PBO and APBO are equal. The following table presents information about the PBO, fair value of plan assets, and funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
	(In thousands)
PBO at beginning of year	$593,457	$545,747	$72,260	$68,636
Service cost	—	—	—	—
Interest cost	32,804	34,073	3,800	4,126
Actuarial (gain) loss	1,197	51,379	(2,793)	5,113
Benefits paid	(38,584)	(37,742)	(6,033)	(5,615)
PBO at end of year	588,874	593,457	67,234	72,260
Fair value of plan assets at beginning of year	392,788	360,854	60,387	57,744
Actual return on plan assets	31,671	51,725	4,447	8,013
Employer contributions	41,511	17,951	1,151	245
Benefits paid	(38,584)	(37,742)	(6,033)	(5,615)
Fair value of plan assets at end of year	427,386	392,788	59,952	60,387
Funded status-asset (liability) for pension benefits	$(161,488)	$(200,669)	$(7,282)	$(11,873)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

The following table presents pre-tax information about prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2011.

	PNM Plan		TNMP Plan
	December 31, 2011		December 31, 2011
	Prior service cost	Net actuarial (gain) loss	Net actuarial (gain) loss
	(In thousands)
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at beginning of year	$314	$133,153	$521
Experience loss (gain)	—	6,601	(1,863)
Regulatory asset (liability) adjustment	(3)	(1,592)	1,358
Amortization recognized in net periodic benefit cost (income)	(140)	(4,074)	(16)
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at end of year	$171	$134,088	$—
Amortization expected to be recognized in 2012	$(138)	$(4,573)	$—
The following table presents the components of net periodic benefit cost (income) recognized in the Consolidated Statements of Earnings (Loss):

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
PNM Plan
Service cost	$—	$—	$—
Interest cost	32,804	34,073	34,439
Expected return on plan assets	(37,075)	(37,354)	(38,763)
Amortization of net (gain) loss	9,209	6,450	3,818
Amortization of prior service cost	317	317	317
Net periodic benefit cost (income)	$5,255	$3,486	$(189)
TNMP Plan
Service cost	$—	$—	$—
Interest cost	3,800	4,126	4,396
Expected return on plan assets	(5,470)	(5,794)	(6,093)
Amortization of net (gain) loss	346	—	—
Amortization of prior service cost	—	—	—
Net periodic benefit cost (income)	$(1,324)	$(1,668)	$(1,697)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost (income). Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost (income) would be affected.

	Year Ended December 31,
PNM Plan	2011	2010	2009
Discount rate for determining December 31 PBO	5.67%	5.72%	6.47%
Discount rate for determining net periodic benefit cost (income)	5.72%	6.47%	7.25%
Expected return on plan assets	8.50%	8.75%	8.75%
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining December 31 PBO	5.69%	5.50%	6.31%
Discount rate for determining net periodic benefit cost (income)	5.50%	6.31%	7.25%
Expected return on plan assets	8.50%	8.75%	8.75%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. Changes in discount rates resulted in increases in the PNM PBO of $2.8 million and $41.5 million at December 31, 2011 and 2010. Changes in discount rates resulted in a decrease in the TNMP PBO of $1.2 million at December 31, 2011 and an increase of $5.1 million at December 31, 2010. In addition, the PNM PBO increased by $9.0 million at December 31, 2010 due to changes in demographics. The impacts of other changes in assumptions and experience were not significant. These changes are reflected as actuarial (gain) loss above. In 2009, an actuarial loss of $9.6 million resulted from changes in demographics associated with early retirement of PNM Gas employees transferred to NMGC. Although under GAAP a curtailment did not occur, GAAP required measuring the effects of the reduction in the work force in the same manner as a curtailment for purposes of determining the gain or loss on the sale of gas operations. This $9.6 million, which is not included in net periodic benefit (income) cost above, was recognized as a loss reducing the gain on the sale of PNM Gas. In 2011, TNMP had an actuarial loss due to changes in demographics associated with the early retirement of FCP employees. The loss was not significant and is not included in the net periodic benefit (income) cost above.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The expected long-term rate of return assumption for the PNM and TNMP pension plans compares to the actual return of 8.0% and 7.7% for the year ended December 31, 2011. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2012 net periodic cost to increase $5.0 million and $0.6 million (analogous changes would result from a 1% increase).

The Company's long-term pension investment strategy is to invest in assets whose values are correlated with the pension liability. The Company has chosen to implement this strategy known as Liability Driven Investing ("LDI") by increasing the liability matching investments as the funded status of the pension plans improves. These liability matching investments are currently fixed income securities. The pension plans current targeted asset allocation is 42% equities, 41% fixed income, and 17% alternative investments. Equity investments are primarily in domestic securities that include large, mid, and small capitalization companies. The pension plans have a 10% targeted allocation to equities of companies domiciled primarily in developed countries outside of the United States. This category includes actively managed international and domestic equity securities that are benchmarked against a variety of style indices. Fixed income investments are primarily corporate bonds of companies from diversified industries, and government securities. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The hedge funds and private equity funds are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The hedge funds pursue various absolute return strategies such as relative value, long-short equity, and event driven. Private equity fund strategies include mezzanine financing, buy-outs, and venture capital. The real estate investment is structured as an open-ended, commingled private real estate portfolio that invests in a diversified portfolio of assets including commercial property and multi-family housing. See Note 8 for fair value information concerning assets held by the pension plans.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

The following pension benefit payments are expected to be paid:

	PNM Plan	TNMP Plan
	(In thousands)
2012	$40,809	$6,690
2013	41,759	5,806
2014	42,536	6,236
2015	43,183	6,046
2016	43,715	5,690
Years 2017 – 2021	222,072	25,715
There was a significant decline in the general price levels of marketable equity securities held by the pension plans in late 2008 and in early 2009. Such declines have been partially offset by price increases through 2010. PNM and TNMP began making contributions to the pension plans in 2010. Based on current law and estimates of portfolio performance, contributions to the pension plan trust are estimated to be $77.7 million in 2012 and a total of $85.3 million for 2013-2016 for PNM and $5.3 million in 2012 and a total of $1.8 million for 2013-2016 for TNMP. These anticipated contributions were developed using current funding assumptions with a discount rate of 5.3%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate.
Other Postretirement Benefit Plans
For postretirement benefit plans, the APBO is the actuarial present value as of a date of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to that date.
The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
	(In thousands)
APBO at beginning of year	$99,486	$122,417	$12,152	$11,554
Service cost	259	419	306	289
Interest cost	5,378	7,650	654	711
Participant contributions	2,206	1,732	281	257
Actuarial (gain) loss	712	(17,952)	(862)	(116)
Benefits paid	(10,315)	(9,331)	(1,187)	(543)
Plan amendments	(1,505)	(5,449)	—	—
APBO at end of year	96,221	99,486	11,344	12,152
Fair value of plan assets at beginning of year	61,749	57,126	8,596	7,093
Actual return on plan assets	2,263	9,771	262	1,214
Employer contributions	2,873	2,451	351	575
Participant contributions	2,206	1,732	281	257
Benefits paid	(10,315)	(9,331)	(1,187)	(543)
Fair value of plan assets at end of year	58,776	61,749	8,303	8,596
Funded status-asset (liability)	$(37,445)	$(37,737)	$(3,041)	$(3,556)

As a result of the sale of gas operations on January 30, 2009, $15.7 million of the APBO liability was transferred to the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

purchaser and PNM recognized unamortized prior service costs resulting in a $2.9 million gain, which is not included in net periodic benefit cost below. In 2011, TNMP had an actuarial gain due to changes in demographics associated with the early retirement of FCP employees. The gain was not significant and is not included in the net periodic benefit (income) cost below.
The following table presents pre-tax information about prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2011.

	PNM Plan		TNMP Plan
	December 31, 2011		December 31, 2011
	Prior service cost (credit)	Net actuarial (gain) loss	Prior service cost	Net actuarial (gain) loss
	(In thousands)
Amount in AOCI not yet recognized in net periodic benefit cost (income) at beginning of year	$(882)	$3,187	$12	$(110)
Experience loss (gain)	(1,505)	3,837	—	(431)
Regulatory asset (liability) adjustment	2,164	(5,940)	(11)	537
Amortization recognized in net periodic benefit cost (income)	102	(124)	(1)	4
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at end of year	$(121)	$960	$—	$—
Amortization expected to be recognized in 2012	$35	$(100)	$—	$—
The following table presents the components of net periodic benefit cost recognized in the Consolidated Statements of Earnings (Loss):

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
PNM Plan
Service cost	$259	$419	$417
Interest cost	5,378	7,650	7,388
Expected return on plan assets	(5,388)	(5,572)	(5,832)
Amortization of net (gain) loss	3,205	5,489	3,290
Amortization of prior service credit	(2,648)	(4,143)	(4,262)
Net periodic benefit cost	$806	$3,843	$1,001
TNMP Plan
Service cost	$306	$289	$260
Interest cost	654	711	733
Expected return on plan assets	(533)	(514)	(495)
Amortization of net (gain) loss	(193)	(195)	(265)
Amortization of prior service cost	60	60	60
Net periodic benefit cost	$294	$351	$293

The following significant weighted-average assumptions were used to determine the APBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the APBO and net periodic benefit cost would be affected.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

	Year Ended December 31,
PNM Plan	2011	2010	2009
Discount rate for determining December 31 APBO	5.70%	5.59%	6.42%
Discount rate for determining net periodic benefit cost	5.59%	6.42%	7.25%
Expected return on plan assets	8.50%	8.75%	8.75%
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining December 31 APBO	5.70%	5.59%	6.42%
Discount rate for determining net periodic benefit cost	5.59%	6.42%	7.25%
Expected return on plan assets	6.30%	6.70%	6.70%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations. The change in discount rate resulted in an increase in the PNM APBO of $7.4 million at December 31, 2010. In addition, the December 31, 2010 PNM APBO decreased $20.1 million as a result of updated claims assumptions and recent retiree experience. The impacts of other changes in assumptions or experience were not significant.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates), and current and target asset allocations between asset categories. The expected long-term rate of return assumption for the PNM and TNMP postretirement benefit plans compares to the actual return of 3.8% and 3.2% for the year ended December 31, 2011. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2012 postretirement benefit cost to increase $0.6 million and $0.1 million (analogous changes would result from a 1% increase).
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
The following table shows the assumed health care cost trend rates:

	PNM Plan
	December 31,
	2011	2010
Health care cost trend rate assumed for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017

The following table shows the impact of a one-percentage-point change in assumed health care cost trend rates:

	PNM Plan
	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$424	$(365)
Effect on APBO	$6,215	$(5,417)
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
December 31, 2011, 2010 and 2009

overall investment strategy as described above for the pension plans, except there is no allocation to alternative investments. The other postretirement benefit plans have an asset allocation of 70% equities and 30% fixed income. See Note 8 for fair value information concerning assets held by the other postretirement benefit plans.
The following other postretirement benefit payments, which reflect expected future service, are expected to be paid:

	PNM Plan	TNMP Plan
	(In thousands)
2012	$6,708	$777
2013	6,874	780
2014	7,138	797
2015	7,270	799
2016	7,520	816
Years 2017 – 2021	38,933	4,157
PNM expects to make contributions totaling $2.5 million to the PNM postretirement benefit plan in 2012. TNMP expects to make contributions totaling $0.2 million to the TNMP postretirement benefit plan in 2012.
Executive Retirement Programs
For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
	(In thousands)
PBO at beginning of year	$17,020	$17,004	$884	$867
Service cost	—	—	—	—
Interest cost	930	1,054	46	52
Actuarial (gain) loss	(252)	473	8	59
Benefits paid	(1,507)	(1,511)	(94)	(94)
PBO at end of year-funded status	16,191	17,020	844	884
Less current liability	1,436	1,478	89	89
Non-current liability	$14,755	$15,542	$755	$795

The following table presents pre-tax information about net actuarial loss in AOCI as of December 31, 2011.

	December 31, 2011
	PNM Plan	TNMP Plan
	(In thousands)
Amount in AOCI not yet recognized in net periodic benefit cost at beginning of year	$1,588	$—
Experience loss (gain)	(252)	8
Regulatory asset (liability) adjustment	59	(8)
Amortization recognized in net periodic benefit cost (income)	(41)	—
Amount in AOCI not yet recognized in net periodic benefit cost at end of year	$1,354	$—
Amortization expected to be recognized in 2012	$(36)	$—
The following table presents the components of net periodic benefit cost recognized in the Consolidated Statements of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Earnings (Loss):

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
PNM Plan
Service cost	$—	$—	$59
Interest cost	930	1,053	1,135
Amortization of net loss	93	71	27
Amortization of prior service cost	—	—	10
Net periodic benefit cost	$1,023	$1,124	$1,231
TNMP Plan
Service cost	$—	$—	$—
Interest cost	46	52	76
Amortization of net (gain) loss	—	(4)	—
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$46	$48	$76
The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM Plan	2011	2010	2009
Discount rate for determining December 31 PBO	5.67%	5.72%	6.47%
Discount rate for determining net periodic benefit cost	5.72%	6.47%	7.25%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining December 31 PBO	5.69%	5.50%	6.31%
Discount rate for determining net periodic benefit cost	5.50%	6.31%	7.25%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The impacts of changes in assumptions or experience were not significant.
The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM Plan	TNMP Plan
	(In thousands)
2012	$1,477	$91
2013	1,460	90
2014	1,441	89
2015	1,418	87
2016	1,393	85
Years 2017 – 2021	6,462	375
Other Retirement Plans
PNMR sponsors a 401(k) defined contribution plan for eligible employees, including those of its subsidiaries. PNMR’s

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

contributions to the 401(k) plan consist of a discretionary matching contribution equal to 75% of the first 6% of eligible compensation contributed by the employee on a before-tax basis. PNMR also makes a non-matching contribution ranging from 3% to 10% of eligible compensation based on the eligible employee’s age.
PNMR also provides executive deferred compensation benefits through an unfunded, non-qualified plan. The purpose of this plan is to permit certain key employees of PNMR who participate in the 401(k) defined contribution plan to defer compensation and receive credits without reference to the certain limitations on contributions. Eligible employees are allowed to save on an after-tax basis.
A summary of expenses for these other retirement plans is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
PNMR
401(k) plan	$17,000	$17,199	$16,743
Non-qualified plan	$1,931	$2,500	$2,073
PNM
401(k) plan	$12,541	$12,788	$11,698
Non-qualified plan	$1,407	$1,871	$1,299
TNMP
401(k) plan	$3,723	$3,496	$3,323
Non-qualified plan	$431	$478	$405

(13)	Stock-Based Compensation Plans
PNMR has various types of stock-based compensation programs, including stock options, restricted stock and performance shares granted under the Performance Equity Plan (“PEP”). All stock-based compensation is granted through stock-based employee compensation plans maintained by PNMR. Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. In 2011, the Company changed its approach to awarding stock-based compensation. As a result, no stock options were granted in 2011 and awards of restricted stock increased.

Performance Equity Plan
The PEP provides for the granting of non-qualified stock options, restricted stock rights, performance shares, performance units, and stock appreciation rights to officers, key employees, and non-employee board members. Generally, the awards vest ratably over three years from the grant date of the award. However, plan provisions provide that upon retirement, participants become 100% vested in stock awards. The total number of shares of PNMR common stock subject to all awards under the PEP may not exceed 12.34 million shares, subject to adjustment under certain circumstances defined in the PEP. The number of shares of PNMR common stock subject to the grant of restricted stock rights, performance shares and units and stock appreciation rights is limited to 3.24 million shares. Re-pricing of stock options is prohibited unless specific shareholder approval is obtained.
Source of Shares
The source of shares for exercised stock options, delivery of vested restricted stock, and performance shares is shares acquired on the open market by an independent agent, rather than newly issued shares.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Total compensation expense for stock-based payment arrangements recognized by PNMR for the years ended December 31, 2011, 2010, and 2009 was $6.2 million, $2.2 million, and $2.2 million. Of the total expense, $4.3 million, $1.5 million, and $1.4 million was charged to PNM and $1.4 million, $0.4 million, and $0.5 million was charged to TNMP.
PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options and a tax deduction for increases in the value of equity instruments issued under stock-based payment arrangements.
At December 31, 2011, PNMR had $2.3 million of unrecognized compensation expense related to stock-based payments that is expected to be recognized over a weighted-average period of 1.9 years.
Stock Options
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards with the following weighted-average assumptions (no options were granted in 2011):

	Year Ended December 31,
	2010	2009
Dividend yield	4.09%	6.27%
Expected volatility	41.55%	42.03%
Risk-free interest rates	2.13%	1.56%
Expected life (years)	4.6	4.5

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups and both the implied and historical volatility of PNMR’s stock price.
The following table summarizes activity in stock option plans:

	Stock Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contract Life
Outstanding at December 31, 2008	3,725,907	$21.54
Granted	790,064	$8.23
Exercised	(6,236)	$10.22
Forfeited	(69,200)	$16.40
Expired	(166,516)	$21.32
Outstanding at December 31, 2009	4,274,019	$19.19
Granted	618,708	$12.23
Exercised	(140,986)	$8.69
Forfeited	(106,966)	$11.02
Expired	(696,513)	$21.26
Outstanding at December 31, 2010	3,948,262	$18.33
Granted	—	$—
Exercised	(493,590)	$11.39
Forfeited	(12,999)	$11.46
Expired	(239,444)	$24.71
Outstanding at December 31, 2011	3,202,229	$18.95	$1,610,851	(1)	4.80 years
Exercisable at December 31, 2011	2,738,362	$22.16	$1,146,714		4.29 years

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

(1)	At December 31, 2011, the exercise price of 1,591,648 outstanding stock options is greater than the closing price of PNMR common stock on that date so those options have no intrinsic value.
The following table provides additional information concerning stock option activity:

	Year Ended December 31,
Options for PNMR Common Stock	2011	2010	2009
Weighted-average grant date fair value of options granted	$—	$3.05	$1.63
Total fair value of options that vested (in thousands)	$1,189	$1,393	$1,179
Total intrinsic value of options exercised (in thousands)	$2,616	$525	$15

Restricted Stock and Performance Shares
The PEP allows for the issuance of restricted stock awards. The term “restricted stock” is the name of these awards provided for in the PEP and refers to awards of stock subject to vesting. It does not refer to restricted shares with contractual post-vesting restrictions as defined in GAAP. Compensation expense for restricted stock and performance stock awards was determined based on the market price of PNMR stock on the date of grant reduced by the present value of future dividends, which will not be received during the vesting period, applied to the total number of shares that were anticipated to fully vest with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected quarterly dividends per share	$0.125	$0.125	$0.125
Risk-free interest rate	1.35%	1.49%	3.11%
The following table summarizes nonvested restricted stock activity for the year ended December 31, 2011:

Nonvested Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of period	237,021	$9.24
Granted	308,985	$13.79
Vested	(125,076)	$9.92
Forfeited	(2,200)	$13.67
Nonvested at end of period	418,730	$12.36

The following table provides additional information concerning restricted stock activity:

	Year Ended December 31,
Nonvested Restricted Stock	2011	2010	2009
Weighted-average grant date fair value of shares granted	$13.79	$9.26	$7.81
Total fair value of shares that vested (in thousands)	$1,240	$1,365	$1,900
During 2009 and 2010, the Company issued performance share agreements to certain executives that are based upon the Company achieving specified performance targets for those respective years. During 2009, the Company also issued performance share agreements that are based upon achieving specific performance targets for the period 2009 through 2011. The determination of the number of shares ultimately issued depends on the levels at which the performance criteria are achieved and cannot be determined until after the performance periods end. For the targets based only on 2009 performance, optimal levels were attained resulting in 102,375 shares being awarded in 2010, which vest over three years. For the targets based only on 2010 performance, optimal levels were attained resulting in 88,913 shares being awarded in 2011, which vest over three years. The 2010 and 2011 awards are included in the number of shares granted in the above table. Excluded from the above table are 42,768 shares for the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

targets based on the period 2009 through 2011 performance that will be issued and fully vested in 2012 since all performance criteria were achieved at the optimal level.
Performance share agreements issued in 2011 provide for performance periods through 2014. The determination of the number of shares ultimately issued depends on the levels at which the performance criteria are achieved and cannot be determined until after the performance periods end. Excluded from the above table are 117,174 shares for the targets based only on 2011 performance, as well as maximums of 167,382 and 188,401 shares in 2013 and 2014 that could be issued if all performance criteria are achieved and all executives remain eligible. These awards would be fully vested upon issue.
ESPP
PNMR terminated the ESPP effective June 30, 2009. Under the ESPP, employees were allowed to purchase shares of PNMR’s common stock at a 5% discount from the market price. The ESPP was not considered to be a compensatory plan. See Note 6.

(14)	Construction Program and Jointly-Owned Electric Generating Plants
Joint Projects
PNMR’s construction expenditures for 2011 were $326.9 million. TNMP does not participate in the ownership or operation of any generating plants, but incurred construction expenditures of $67.4 million during 2011.

PNM’s construction expenditures for 2011 were $251.3 million, including expenditures on jointly-owned projects. Under the agreements for the jointly-owned projects, PNM has an undivided interest in each asset and liability of the project and records its pro-rata share of each item in the corresponding asset and liability account on PNM’s Consolidated Balance Sheets. Likewise, PNM records its pro-rata share of each item of operating and maintenance expenses for its jointly-owned plants within the corresponding operating expense account in its Consolidated Statements of Earnings.
At December 31, 2011, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation	Construction Work in Progress	Composite Interest
	(In thousands)
SJGS (Coal)	$944,477	$(401,263)	$20,678	46.30%
PVNGS (Nuclear) (1)	$471,301	$(122,707)	$37,200	10.20%
Four Corners Units 4 and 5 (Coal)	$151,169	$(102,229)	$6,575	13.00%
Luna (Gas)	$57,500	$(12,750)	$2,327	33.33%

(1)	Includes interest in PVNGS Unit 3, interest in common facilities for all PVNGS units, and owned interests in PVNGS Units 1 and 2.
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
Palo Verde Nuclear Generating Station
PNM is a participant in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), SRP, EPE, SCE, SCPPA, and The Department of Water and Power of the City of Los Angeles. PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Operation of each of the three PVNGS units requires an operating license from the NRC. The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986 and Unit 3 in November 1987. The full power operating licenses were originally for a period of 40 years and authorize APS, as operating agent for PVNGS, to operate the three PVNGS units. On April 21, 2011, the NRC approved extensions in the operating licenses for the plants for 20 years through June 2045 for Unit 1, April 2046 for Unit 2, and November 2047 for Unit 3. In April 2010, APS entered into a Municipal Effluent Purchase and Sale Agreement that provides effluent water rights necessary for cooling purposes at PVNGS through 2050.
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
Luna Energy Facility
Luna is a combined-cycle power plant near Deming, New Mexico. Luna is owned 33.3% by PNM, 33.3% by Tucson and 33.3% by Freeport McMoran. Prior to July 2009, Luna was operated as a PNM wholesale facility and PNM’s 185 MW share of its power was sold to wholesale electric customers in the Southwest. Beginning in July 2009, Luna is included in rates subject to the jurisdiction of the NMPRC. See Note 17. The operation and maintenance of the facility has been contracted to North American Energy Services.
Construction Program
The Company anticipates making substantial capital expenditures for the construction and acquisition of utility plant and other property and equipment. A summary of the budgeted construction expenditures, including expenditures for jointly-owned projects, renewable energy projects, and nuclear fuel, is as follows:

	2012	2013	2014	2015	2016	Total
			(In millions)
PNM	$170.7	$168.5	$167.4	$153.2	$149.9	$809.7
TNMP	95.2	86.1	95.7	90.2	61.0	428.2
Other	20.7	11.4	12.4	12.4	12.1	69.0
Total PNMR	$286.6	$266.0	$275.5	$255.8	$223.0	$1,306.9

The construction expenditures above do not include any amounts for environmental upgrades at SJGS or Four Corners that may be required by EPA to address regional haze (Note 16), additional renewable resources that may be required to meet the RPS, or additional peaking resources that may be needed to meet needs outlined in PNM's current IRP. Estimates for construction expenditures do not include any significant expenditures for environmental control facilities.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

	PNMR	PNM	TNMP
	(In thousands)
Liability at December 31, 2008(1)	$63,675	$62,879	$711
Liabilities incurred	3,464	3,464	—
Liabilities settled	(8)	(8)	—
Accretion expense	5,751	5,683	60
Revisions to estimated cash flows (2)	(1,919)	(1,919)	—
Liability at December 31, 2009	70,963	70,099	771
Liabilities incurred	532	531	—
Liabilities settled	(603)	(413)	(190)
Accretion expense	6,019	5,945	67
Revisions to estimated cash flows (2)	(274)	(274)	—
Liability at December 31, 2010	76,637	75,888	648
Liabilities incurred	60	60	—
Liabilities settled	(4)	—	(4)
Accretion expense	6,114	6,051	55
Revisions to estimated cash flows (2)	(3,574)	(3,574)	—
Liability at December 31, 2011	$79,233	$78,425	$699

(1)	ARO for PNMR and PNM includes $0.2 million at December 31, 2008 for PNM Gas.

(2)
Based on studies to estimate amount and timing of future ARO expenditures. PNM has an ARO for PVNGS that includes the obligations for nuclear decommissioning of that facility. In 2011, a new decommissioning study for PVNGS reflects updated cash flow estimates and the 20-year license extension, which extends the commencement of decommissioning to 2045. The new study resulted in a $4.2 million decrease to the ARO.

(16)	Commitments and Contingencies

Overview
There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state, and local environmental laws and regulations, and is currently participating in the investigation and remediation of several sites. In addition, the Company occasionally enters into financial commitments in connection with its business operations. The Company is also involved in various legal proceedings in the normal course of its business. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its financial position, results of operations, or cash flows.

With respect to some of the items listed below, the Company has determined that a loss is not probable or that, to the extent probable, cannot be reasonably estimated. In some cases, the Company is not able to predict with any degree of certainty the range of possible loss that could be incurred. Notwithstanding these facts, the Company has assessed these matters based on current information and made judgments concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought, and the probability of success. Such judgments are made with the understanding that the outcome of any litigation, investigation, and other legal proceeding is inherently uncertain. In accordance with GAAP, the Company records liabilities for matters where it is probable a loss has been incurred and the amount of loss is reasonably estimable. The actual outcomes of the items listed below could ultimately differ from the judgments made and the differences could be material. The Company cannot make any assurances that the amount of reserves or potential insurance coverage will be sufficient to cover the cash obligations that might be incurred as a result of litigation or regulatory proceedings. The Company does not expect that any known lawsuits, environmental costs, and commitments will have a material effect on its financial condition, results of operations, or cash flows.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Commitments and Contingencies Related to the Environment
PVNGS Decommissioning Funding

PNM has a program for funding its share of decommissioning costs for PVNGS. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. PNM funded $2.6 million, $3.0 million, and $3.0 million for the years ended December 31, 2011, 2010, and 2009 into the qualified and non-qualified trust funds. The estimated market value of the trusts at December 31, 2011 and 2010 was $168.9 million and $156.9 million.

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE, whereby the DOE is required to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance under the contract. In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE's delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. APS pursued a damages claim for costs incurred through December 2006 in a trial that began in January 2009. In June 2010, the court awarded the PVNGS owners $30.2 million. PNM's $3.1 million share of this amount was recorded in 2010 as a $2.1 million reduction of cost of energy and a $1.0 million reduction of utility plant. As part of the 2010 Electric Rate Case, the NMPRC ordered PNM to refund $1.3 million of the DOE settlement to customers, which was recorded as a regulatory disallowance in 2011.  See Note 17. PNM estimates that it will incur approximately $42.8 million (in 2010 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS. Such estimate reflects the impact of the extension of the PVNGS operating licenses discussed in Note 14. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At December 31, 2011 and 2010, PNM recorded interim storage costs of $14.5 million and $14.8 million in other deferred credits.

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

SJGS

Several provisions of the CAA aim to improve visibility in certain national parks and wilderness areas to natural conditions by the year 2064. The regional haze provisions of the CAA require that reasonable progress be made to achieving that goal during planning periods established by the CAA. SJGS is a source that is subject to these statutory obligations to reduce visibility impacts.

Pursuant to the CAA, states have the primary role to regulate visibility requirements by promulgating SIPs, and the State of New Mexico submitted its SIP on the two elements of the visibility rules - regional haze and interstate transport - for review by EPA in June 2011. The SIP found that BART to reduce NOx emissions from SJGS is selective non-catalytic reduction (“SNCR”) and requires SJGS to install SNCR on each of its four units. Nevertheless, on August 22, 2011, EPA published its FIP, stating that it was required to do so by virtue of a consent decree it had entered into with an environmental group in litigation concerning the interstate transport requirements of the CAA. The FIP included a regional haze BART determination for SJGS that requires installation of selective catalytic reduction (“SCR”) on all four units within five years of the rule's effective date of September 21, 2011. The FIP also requires stringent NOx emission limits. EPA stated that it would review and act on the SIP at some future date.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

In December 2011, EPA issued a notice of a proposed consent decree to settle litigation with several environmental groups which, if finalized by EPA and approved by the court, would require EPA to review and take action through a proposed rulemaking on New Mexico's regional haze SIP.  The comment period for those commenting on the draft consent decree as it relates to the New Mexico SIP expired on February 3, 2012.  To date, the consent decree has not been filed with the court.
PNM filed a Petition for Review in the U.S. Court of Appeals for the Tenth Circuit on September 16, 2011, challenging EPA's regional haze FIP decision as arbitrary, capricious, or otherwise not in accordance with law. PNM has also asked EPA to reconsider the FIP. Additionally, on October 21, 2011, the Governor of New Mexico and NMED petitioned the Tenth Circuit to review EPA's decision on the same grounds as PNM's challenge and requested EPA to reconsider its decision. These three parties have also asked both EPA and the Tenth Circuit to stay the effective date of the rule. WildEarth Guardians also filed an action to challenge EPA's rule in the Tenth Circuit, seeking to shorten its compliance period from five years to three years. WildEarth Guardians, Dine Citizens against Ruining our Environment, National Parks Conservation Association, New Energy Economy, San Juan Citizens Alliance and Sierra Club intervened in support of EPA in both PNM's challenge and in the case brought by the New Mexico Governor and NMED. PNM has intervened in support of the challenge brought by the New Mexico Governor and NMED. PNM has also intervened in the WildEarth Guardian's action advocating that the five-year compliance period in the FIP be maintained should the FIP stand.
The compliance deadline of the FIP requires PNM to take immediate steps to commence installation of SCR. In January 2012, PNM issued an RFP to prospective bidders for the project with bids due in April 2012. PNM estimates that the installation of SCR at SJGS will cost approximately $750 million to $1 billion and installation of SNCR at SJGS will cost about $77 million. PNM's share under either technology is 46.3% based upon its SJGS ownership interest. Operating costs would also increase with the installation of either SCR or SNCR. Unless the decision to install SCR technology within five years is stayed by the EPA or the court, PNM estimates that $21.3 million and $91.5 million of its share of the total project costs will need to be incurred in 2012 and 2013, even though the legal challenges to the EPA's decision have not be decided. PNM anticipates filing in May 2012 for an amendment to its air permit for SJGS that would be required for the installation of either SCR or SNCR technology. PNM anticipates filing a request with the NMPRC in mid-2012 for authority to install the SCR technology and to recover SCR costs in rates charged to customers.
PNM will seek recovery from its ratepayers for all costs that may be incurred as a result of the CAA requirements. PNM is unable to predict the ultimate outcome of these matters or what, if any, additional pollution control equipment will be required at SJGS. If additional equipment is necessary and/or final requirements result in additional operating costs being incurred, PNM believes that its access to the capital markets is sufficient to be able to finance the installation. It is possible that requirements to comply with the final BART determinations, combined with the financial impact of possible future climate change regulation or legislation, if any, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability of individual participants to continue participation in the plant.
Four Corners
On October 6, 2010, EPA issued its proposed regional haze determination of BART for Four Corners. The rule, as proposed, would require the installation of SCR as post-combustion controls on each of Units 1-5 at Four Corners to reduce NOx emissions. PNM estimates its total costs could be up to $69.0 million for post-combustion controls at Four Corners Units 4 and 5. PNM has no ownership interest in Four Corners Units 1, 2, and 3. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred.
Following EPA's issuance of its proposed BART, APS submitted a letter to EPA proposing to shutdown Four Corners Units 1, 2, and 3 by 2014 and to install post-combustion pollution controls for NOx on Units 4 and 5 by the end of 2018, provided that EPA agrees to a resolution of Four Corners' obligations or liability, if any, under the regional haze and reasonably attributable visibility impairment programs, the NSR program, and NSPS programs of the CAA.
In response to APS's proposal, EPA issued a Supplemental Notice Requesting Comment in February 2011 and proposed to find that an alternative emission control strategy, largely based upon APS's proposal, would achieve more progress than EPA's October 2010 BART proposal.

APS continues to work with EPA to resolve these issues. The Four Corners participants' obligations to comply with EPA's final BART determinations, coupled with the financial impact of possible future climate change regulation or legislation, other

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

environmental regulations, the result of the lawsuit mentioned above, and other business considerations, could jeopardize the economic viability of Four Corners or the ability of individual participants to continue their participation in Four Corners.
PNM is continuing to evaluate the impacts of EPA's proposed BART determination for Four Corners. As proposed, the participant owners of Four Corners will have five years after EPA issues its final determination to achieve compliance with the BART requirements. PNM is unable to predict the ultimate outcome of this matter.
SCE, a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at the coal-fired plant. APS and SCE entered into an asset purchase agreement, providing for the purchase by APS of SCE's 48% interest in each of Units 4 and 5 of Four Corners. Completion of the purchase by APS, which is expected to occur in the second half of 2012, is subject to the receipt of various regulatory approvals. Closing is also conditioned on the execution of a new coal supply contract for the lease renewal period described in Note 14 and other conditions. APS has announced that, if APS's purchase of SCE's interests in Units 4 and 5 at Four Corners is consummated, it will shutdown Units 1, 2, and 3 at the plant.
SJGS Operating Permit Challenge
In November 2010, WildEarth Guardians and others filed a petition with the EPA objecting to NMED's proposed renewal of the SJGS operating permit.  NMED issued the renewed permit on January 24, 2011.  On February 16, 2012, EPA issued an order granting five of the seven objections raised by the petitioners.  The order requires NMED to provide further explanation or clarification in the record and/or consider permit modifications in connection with some of the objections.  NMED has 90 days to respond to the order.  PNM is evaluating the order and believes the issues raised are based either on incorrect information or on a perceived inadequacy in the permitting record.  As a result, PNM believes the objections can be readily resolved.  Issuance of the order by EPA does not impact PNM's ability to operate the plant.

Ozone Non-Attainment

In January 2010, EPA announced it would strengthen the 8-hour ozone standard by setting a new standard in a range of 0.060-0.070 parts per million (“ppm”). EPA had intended to establish the new standard by July 31, 2011. However, in September 2011, President Obama requested that the EPA administrator withdraw the agency's proposed rule that would have replaced the existing ozone national ambient air quality standard (“NAAQS”).   The President in his release stated that work is already underway to reconsider the ozone standard, with proposed revisions expected in the fall of 2013 and a final standard published by 2014.  Depending upon where the standard for ozone is set, San Juan County, where SJGS is situated, could be designated as not attaining the standard for ozone. If that were to occur, NMED would have responsibility for bringing the county into compliance and would look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. As a result, SJGS could be required to put on additional NOx controls. In addition, other counties in New Mexico, including Bernalillo County, may be designated as non-attainment. PNM cannot predict the outcome of this matter, the impact of other potential environmental mitigations, or if additional NOx controls would be required as a result of ozone non-attainment designation.
Citizen Suit Under the Clean Air Act
The operations of the SJGS are covered by a Consent Decree with the Grand Canyon Trust and Sierra Club and with the NMED that includes stipulated penalties for non-compliance with specified emissions limits. Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS's emissions performance. Over the past several years, PNM has also submitted reports addressing mercury and NOx emission controls for SJGS as required by the Consent Decree. Plaintiffs and NMED rejected PNM's reports. PNM disputes the validity of the rejection of the reports. In May 2010, PNM filed a petition with the federal district court seeking a judicial determination on the dispute relating to PNM's mercury controls. NMED and plaintiffs seek to require PNM to implement additional mercury controls. PNM estimates the implementation would increase annual mercury control costs for the entire station by as much as $5.4 million (for a total annual mercury control cost of $6.0 million). The court has appointed a special master to evaluate the technical arguments in the case. PNM cannot predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Navajo Nation Environmental Issues
Four Corners is located on the Navajo Reservation and is held under an easement granted by the federal government as well as a lease from the Navajo Nation. The Navajo Acts purport to give the Navajo Nation Environmental Protection Agency authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners. In October 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation challenging the applicability of the Navajo Acts to Four Corners. The District Court stayed these proceedings pursuant to a request by the parties and the parties are seeking to negotiate a settlement.
In May 2005, APS and the Navajo Nation signed an agreement resolving the dispute regarding the Navajo Nation's authority to adopt operating permit regulations under the Navajo Nation Air Pollution Prevention and Control Act. As a result of this agreement, APS sought, and the courts granted, dismissal of the pending litigation in the Navajo Nation Supreme Court and the Navajo Nation District Court, to the extent the claims relate to the CAA. The agreement does not address or resolve any dispute relating to other aspects of the Navajo Acts.
The Company cannot currently predict the outcome of these matters or the range of their potential impacts.
Section 114 Request
In April 2009, APS received a request from EPA under Section 114 of the CAA seeking detailed information regarding projects at and operations of Four Corners. EPA has taken the position that many utilities have made physical or operational changes at their plants that should have triggered additional regulatory requirements under the NSR provisions of the CAA. Other electric utilities have received and responded to similar Section 114 requests, and several of them have been subject to notices of violation and lawsuits by EPA. APS has responded to EPA's request. PNM is currently unable to predict the timing or content of EPA's response, if any, or any resulting actions.
Four Corners New Source Review
Following two NOIs to sue, EarthJustice filed a lawsuit in October 2011 in the United States District Court for New Mexico against APS and the other Four Corners participants, except PNM, alleging violations of the PSD provisions of the CAA. EarthJustice filed suit against PNMR, which is not a Four Corners participant. Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until any required PSD permits are issued and order the payment of civil penalties, including a beneficial mitigation project.
In January 2012, following a third NOI to sue, EarthJustice filed its First Amended Complaint, naming PNM as a party instead of PNMR. In addition to the allegations of its original complaint, EarthJustice alleged NSPS violations. PNM was served with the amended complaint on January 17, 2012. APS is evaluating the lawsuit. The Company cannot currently predict the outcome of this matter or the range of its potential impact.
Endangered Species Act
In January 2011, the Center for Biological Diversity, Dine Citizens Against Ruining Our Environment, and San Juan Citizens Alliance filed a lawsuit against the OSM and the DOI, alleging that OSM failed to engage in mandatory Endangered Species Act (“ESA”) consultation with the Fish and Wildlife Service prior to authorizing the renewal of an operating permit for the mine that serves Four Corners.  The lawsuit alleges that activities at the mine, including mining and the disposal of coal combustion residue, will adversely affect several endangered species and their critical habitats.  The lawsuit requests the court to vacate and remand the mining permit and enjoin all activities carried out under the permit until OSM has complied with the ESA.  Neither PNM nor APS is a party to the lawsuit. The lawsuit has been stayed pending a decision by the court on a motion to dismiss filed by the Navajo Nation, another intervenor. PNM is unable to predict the ultimate outcome of this matter.
Cooling Water Intake Structures
EPA issued its proposed cooling water intake structures rule in April 2011, which would provide national standards for certain cooling water intake structures at existing power plants and other facilities under the Clean Water Act. The proposed standards are intended to protect fish and other aquatic organisms by minimizing impingement mortality (the capture of aquatic wildlife on intake structures or against screens) and entrainment mortality (the capture of fish or shellfish in water flow entering

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

and passing through intake structures). The proposed rule would require facilities such as Four Corners and SJGS to either demonstrate that impingement mortality at its cooling water intakes does not exceed a specified rate or reduce the flow at those structures to less than a specified velocity and to take certain protective measures with respect to impinged fish. To minimize entrainment mortality, the proposed rule would also require these facilities to either meet the definition of a closed cycle recirculating cooling system or conduct a “structured site-specific analysis” to determine what site-specific controls, if any, should be required.
EPA is expected to issue a final rule by July 2012. The proposed rule requires existing facilities to comply with the impingement mortality requirements as soon as possible, but no later than eight years after the effective date of the rule, and to comply with the entrainment requirements as soon as possible under a schedule of compliance established by the permitting authority. PNM and APS continue to follow the rulemaking and are performing analyses to determine the potential costs of compliance with the proposed rule. PNM is unable to predict the outcome of this matter or a range of the potential costs of compliance.
Santa Fe Generating Station
PNM and the NMED are parties to agreements under which PNM installed a remediation system to treat water from a City of Santa Fe municipal supply well, an extraction well, and monitoring wells to address gasoline contamination in the groundwater at the site of the former Santa Fe Generating Station and service center. PNM believes the observed groundwater contamination originated from off-site sources but agreed to operate the remediation facilities until the groundwater meets applicable federal and state standards or until the NMED determines that additional remediation is not required, whichever is earlier. The municipal well continues to operate and meets federal drinking water standards. PNM is not able to assess the duration of this project.
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
Coal Combustion Waste Disposal
Regulation
CCBs consisting of fly ash, bottom ash, and gypsum from SJGS are currently disposed of in the surface mine pits adjacent to the plant. SJGS does not operate any CCB impoundments. The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department currently regulates mine placement of ash with federal oversight by the OSM. APS disposes of CCBs in ash ponds and dry storage areas at Four Corners, and also sells a portion of its fly ash for beneficial uses, such as a constituent in concrete production.  Ash management at Four Corners is regulated by EPA and the New Mexico State Engineer's Office.
In June 2010, EPA published a proposed rule that includes two options for waste designation of coal ash in the Federal Register. One option is to regulate CCBs as a hazardous waste, which would allow EPA to create a comprehensive federal program for waste management and disposal of CCBs. The other option is to regulate CCBs as a non-hazardous waste, which would provide EPA with the authority to develop performance standards for waste management facilities handling the CCBs and would be enforced primarily by state authorities or through citizen suits. Both options allow for continued use of CCBs in beneficial applications. EPA's proposal does not address the placement of CCBs in surface mine pits for reclamation. A final rule regarding waste designation for coal ash is not expected from EPA before mid to late 2012. An OSM CCB rulemaking team has been formed to develop a proposed rule. OSM's draft rulemaking schedule targets an April 2012 publication in the Federal Register.
In January 2012, several environmental groups, including Sierra Club, submitted a NOI to sue to EPA under the RCRA. The groups intend to file a citizen suit claiming that EPA has failed to review and revise RCRA's regulations with respect to CCBs. The groups allege that EPA has already determined that revisions to the CCBs regulations are necessary. They  also claim that EPA now has a non-discretionary duty to revise the regulations. The environmental groups seek to ask a court to direct EPA to complete its review of the regulation of CCBs and a hazardous waste analytical procedure as soon as possible and to determine whether revisions of such regulations are warranted. PNM and industry groups are evaluating the potential implications of the

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

threatened suit on EPA's rulemaking agenda for CCBs.

PNM advocates for the non-hazardous regulation of CCBs. PNM cannot predict the outcome of EPA's or OSM's proposed rulemaking regarding CCB regulation, including mine placement of CCBs, or whether these actions will have a material impact on its operations, financial position, or cash flows.

Sierra Club Allegations
In December 2009, PNM and PNMR received a NOI to sue under RCRA from the Sierra Club (“RCRA Notice”).  The RCRA Notice was also sent to all SJGS owners, to SJCC, which operates the San Juan Mine that supplies coal to SJGS, and to BHP. Additionally, PNM was informed that SJCC and BHP received a separate NOI to sue under the Surface Mine Control and Reclamation Act ("SMCRA") from the Sierra Club. In April 2010, the Sierra Club filed suit in the U.S. District Court for the District of New Mexico against PNM and PNMR. Also named in the lawsuit were SJCC and BHP. Sierra Club filed an amended complaint in July 2010, correcting technical deficiencies in the original complaint. In the amended complaint, Sierra Club alleges that activities at SJGS and the San Juan Mine are causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCBs at the San Juan Mine constitutes "open dumping" in violation of RCRA.  The suit also includes claims against SJCC and BHP under SMCRA. The complaint requests judgment for injunctive relief, payment of civil penalties, and an award of plaintiffs' attorney's fees and costs. The parties have agreed to a stay of the action, which the Court entered in August 2010, to allow the parties to try to address Sierra Club's concerns. If the parties are unable to settle the matter, PNM is prepared to aggressively defend its position in the RCRA litigation. PNM and PNMR do not believe the outcome of this matter will have a material impact.
Hazardous Air Pollutants (“HAPs”) Rulemaking

In December 2011, the EPA issued its final Mercury and Air Toxics Standards (“MATS”). MATS is designed to reduce emissions of heavy metals, including mercury, arsenic, chromium and nickel, as well as acid gases, including hydrochloric and hydrofluoric gases, from coal and oil-fired electric generating units with a capacity of at least 25 MW. Existing facilities will generally have up to four years to demonstrate compliance with the new rule. PNM's assessment of MATS indicates that the control equipment currently used at SJGS allows the plant to meet the emission standards set forth in the rule although the plant may be required to install additional monitoring equipment. With regard to mercury, stack testing performed for EPA during the MATS rulemaking process showed that SJGS achieved a mercury removal rate of 99% or greater. APS will conduct testing to determine what additional controls, if any, will be required at Four Corners. If additional controls are required, the costs are not expected to be material.
Other Commitments and Contingencies
Coal Supply
The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. SJCC holds certain federal, state, and private coal leases and has an underground coal sales agreement to supply processed coal for operation of SJGS through 2017. Under the coal sales agreement, SJCC is reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. The coal agreement contemplates the delivery of coal that would supply substantially all the requirements of the SJGS through approximately 2017.
APS purchases all of Four Corners' coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation. The Four Corners coal contract runs through 2016 with pricing determined using an escalating base-price. APS is currently in discussions with the coal supplier regarding post-2016 coal supply for Four Corners.
In 2010, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. The estimate for decommissioning the Four Corners mine was also revised in 2010. Based on the most recent estimates, payments for mine reclamation, in future dollars, are estimated to be $54.1 million for the surface mines at both SJGS and Four Corners and $21.7 million for the underground mine at SJGS as of December 31, 2011. PNM made payments against the surface mine liability of

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

$1.9 million, $5.1 million, and $7.6 million during the years ended December 31, 2011, 2010, and 2009. At December 31, 2011 and 2010, liabilities, in current dollars, of $26.5 million and $25.0 million for surface mine reclamation and $4.2 million and $2.8 million for underground mining activities were recorded in other deferred credits.
PNM collects a provision for mine reclamation costs in its rates. The NMPRC has capped the amount that can be collected for final reclamation of the surface mines at $100.0 million. Previously, PNM recorded a regulatory asset for the amount of surface mine reclamation costs to be collected from ratepayers, limited by the amount of the cap. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time.
San Juan Underground Mine Fire Incident
On September 9, 2011, a fire was discovered at the underground mine owned and operated by SJCC that provides coal for SJGS. The federal Mine Safety and Health Administration (“MSHA”) was notified of the incident and has since been on-site. On September 12, 2011, SJCC informed PNM that the fire was extinguished and continues to report that all measurements from the area of the fire continue to suggest the fire is extinguished. However, MSHA required sealing the incident area and confirmation of a noncombustible environment before allowing re-entry of the sealed area. SJCC informed PNM that MSHA approved a sealing plan on October 7, 2011. SJCC has indicated to PNM that it believes the mine's longwall equipment has experienced only minor damage, if any, and currently estimates being able to restart longwall mining operations in early May 2012. However, if the longwall mining operation is shut down longer than currently anticipated by SJCC, PNM and the other owners of SJGS would need to consider alternatives for operating SJGS, including running at less than full capacity or shutting down one or more units, the impacts of which cannot be determined at the current time. In late February 2012, SJCC began the process of re-entering the sealed portion of the mine. Although no unanticipated conditions have been encountered to date, a complete assessment of the incident site and the longwall mining equipment cannot be made until full access is made to the sealed area.
PNM continues to actively monitor developments at the mine and evaluate the availability of coal supply. As of September 9, 2011, there were inventories of previously mined coal available to supply the fuel requirements of SJGS for approximately eight and one-half months at forecasted consumption before the disruption. Production from continuous miner sections of the mine was re-started on November 19, 2011 and coal sourced from other mines is being considered to supplement inventories. SJCC has also reported it is implementing cost savings measures during the mine disruption. PNM is also working with SJCC to identify cost-saving opportunities to mitigate the impact of the incident.
PNM anticipates that as the cost of the mine recovery flows through the cost-reimbursable component of the coal supply agreement, it would recover through its FPPAC the portion of such costs attributable to its customers subject to New Mexico regulation. The staff of the NMPRC has requested that PNM provide information segregating the impacts of this incident on the FPPAC. On February 27, 2012, PNM made a filing with the NMPRC, which reflects a preliminary estimate that this incident increased the deferral under the FPPAC by $14.5 million. PNM is unable at this time to predict when operations will resume at the mine. Based on information PNM has received from SJCC to date, PNM does not expect the mine fire to have a material effect on its financial condition, results of operations, or cash flows due to the inventories of previously mined coal available to supply SJGS.
PVNGS Liability and Insurance Matters
The PVNGS participants have insurance for public liability exposure for a nuclear incident totaling $12.6 billion per occurrence. Commercial insurance carriers provide $375 million and $12.2 billion is provided through a mandatory industry wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM's 10.2% interest in each of the three PVNGS units, PNM's maximum potential assessment per incident for all three units is $36.0 million, with an annual payment limitation of $5.4 million.
The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). If NEIL's losses in any policy year exceed accumulated funds, PNM is subject to retrospective assessments of up to $5.8 million for each retrospective assessment declared by NEIL's Board of Directors. The insurance coverage discussed in this and the previous paragraph is subject to policy conditions and exclusions.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Natural Gas Supply

PNM Electric procures gas supplies for its power plants from third-party sources and contracts with third party transportation providers.

PNM Gas contracted for the purchase of gas primarily to serve its retail customers. The majority of these contracts were short-term in nature. The price of gas was a pass-through, whereby PNM Gas recovered 100% of its cost of gas. As discussed in Note 2, PNM completed the sale of PNM Gas on January 30, 2009 at which time all commitments for PNM Gas future gas purchases were assumed by the buyer.

Water Supply
Because of New Mexico's arid climate and periodic drought conditions, there is concern in New Mexico about the use of water, including that used for power generation. PNM has secured groundwater rights in connection with the existing plants at Reeves Station, Delta, Valencia, Afton, Luna, and Lordsburg. Water availability does not appear to be an issue for these plants at this time.
PNM, APS, and BHP have undertaken activities to secure additional water supplies for SJGS, Four Corners, and related mines to accommodate the possibility of inadequate precipitation in coming years. Since 2004, PNM has entered into agreements for voluntary sharing of the impacts of water shortages with tribes and other water users in the San Juan basin. The current agreements run through December 31, 2012 and renewals are currently being negotiated. In addition, in the case of water shortage, PNM, APS, and BHP have reached agreement with the Jicarilla Apache Nation on a long-term supplemental contract relating to water for SJGS and Four Corners that runs through 2016. Although the Company does not believe that its operations will be materially affected by drought conditions at this time, it cannot forecast the weather or its ramifications, or how policy, regulations, and legislation may impact the Company should water shortages occur in the future.
In April 2010, APS signed an agreement on behalf of the PVNGS participants with five cities to provide cooling water essential to power production at PVNGS for the next forty years.
PVNGS Water Supply Litigation
In 1986 an action commenced regarding the rights of APS and the other PVNGS participants to the use of groundwater and effluent at PVNGS. APS filed claims that dispute the court's jurisdiction over PVNGS' groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of those rights. In 1999, the Arizona Supreme Court issued a decision finding that certain groundwater rights may be available to the federal government and Indian tribes. In addition, the Arizona Supreme Court issued a decision in 2000 affirming the lower court's criteria for resolving groundwater claims. Litigation on these issues has continued in the trial court. No trial dates have been set in these matters. PNM does not expect that this litigation will have a material impact on its results of operation, financial position, or cash flows.
San Juan River Adjudication
In 1975, the State of New Mexico filed an action in New Mexico District Court to adjudicate all water rights in the San Juan River Stream System. PNM was made a defendant in the litigation in 1976. The action is expected to adjudicate water rights used at Four Corners and SJGS. In 2005, the Navajo Nation and various parties announced a settlement of the Navajo Nation's surface water rights. In March 2009, President Obama signed legislation confirming the settlement with the Navajo Nation. Under the terms of the settlement agreement, the Navajo water rights would be settled and finally determined by entry by the court of two proposed adjudication decrees.  The court has ordered that settlement of the Navajo Nation's claims under the settlement agreement and entry of the proposed decrees be heard in an expedited proceeding.
PNM's water rights in the San Juan Basin may be affected by the rights recognized in the settlement agreement as being owned by the Navajo Nation (which comprise a significant portion of water available from sources on the San Juan River and in the San Juan Basin). Therefore, PNM has elected to participate in this proceeding.  The Company is unable to predict the ultimate outcome of this matter or estimate the amount or range of potential loss and cannot determine the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. Final resolution of the case cannot be expected for several years. An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

of its rights in the adjudication, the Navajo Nation will provide, for an agreed upon cost, sufficient water from its allocation to offset the loss.
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
Republic Savings Bank Litigation
In 1992, an inactive subsidiary of PNMR filed suit against the federal government in the United States Court of Claims, alleging breach of contract arising from the seizure of Republic Savings Bank (“RSB”). RSB was seized and liquidated after federal legislation prohibited certain accounting practices previously authorized by contracts with the federal government.
In January 2008, the court awarded the plaintiffs damages in the amount of $14.9 million. The federal government appealed this matter to the U.S. Court of Appeals for the Federal Circuit and plaintiffs cross-appealed. On October 21, 2009, the Federal Circuit issued its opinion, affirming in part and reversing in part the decision of the Court of Claims, resulting in an award to the plaintiffs of $9.7 million. The appeal period expired in January 2010. A final judgment order was entered for $9.7 million, which amount was received in April 2010. PNM recorded the amount, net of legal expenses of $1.2 million, as other income in 2010.
Western United States Wholesale Power Market

Various circumstances, including electric power supply shortages, weather conditions, gas supply costs, transmission constraints, and alleged market manipulation by certain sellers, resulted in the well-publicized California and Western markets energy crisis of 2000-2001 and the bankruptcy filings of the Cal PX and PG&E.  As a result of the conditions in the Western markets between late-2000 and mid-2003, FERC, the California Attorney General, and private parties (collectively, the “California Parties”) initiated investigations, litigation, and other proceedings relevant to PNM and other sellers in the Western markets at FERC and in both California State and Federal District Courts. These sought a determination whether sellers of wholesale electric energy during the crisis period, including PNM, should be ordered to pay monetary refunds to buyers of such energy.  PNM participated in these proceedings at FERC, the Federal District Courts, and the Ninth Circuit, including filing appeals to that court.
In December 2009, PNM and the California Parties reached an agreement in principle to settle all remaining claims against PNM. A Settlement Agreement was signed in February 2010 and approved by FERC in April 2010. In the settlement, PNM paid the California Parties $45.0 million, consisting of the assignment of PNM receivables plus interest as of December 31, 2009 from the Cal ISO and the Cal PX in the amount of $13.1 million plus a cash payment of $31.9 million. In exchange, the California Parties released PNM from claims arising from the California energy crisis of 2000 and 2001. PNM recorded the settlement at December 31, 2009. PNM expressly denied any wrongdoing or culpability with respect to the claims against it and, in entering into the settlement, did not admit any fault or liability.
Complaint Against Southwestern Public Service Company
In September 2005, PNM filed a complaint under the Federal Power Act against SPS. PNM argued that SPS had been overcharging PNM for deliveries of energy through its fuel cost adjustment clause practices. PNM also intervened in a proceeding brought by other customers raising similar arguments relating to SPS' fuel cost adjustment clause practices (the “Golden Spread proceeding”). In April 2008, FERC issued its order in the Golden Spread proceeding. FERC affirmed the decision of an ALJ that SPS violated its fuel cost adjustment clause tariffs. However, FERC shortened the refund period applicable to the violation of the fuel cost adjustment clause issues. PNM and SPS have filed petitions for rehearing and clarification of the scope of the remedies that were ordered and reversal of various rulings in the order. FERC has not yet acted upon the requests for rehearing or clarification and they remain pending further decision. PNM cannot predict the final outcome of the case at FERC or the range of possible outcomes.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Begay v. PNM et al
A putative class action was filed against PNM and other utilities in February 2009 in the United States District Court in Albuquerque. Plaintiffs claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation. Plaintiffs, including an allottee association, make broad, general assertions that defendants, including PNM, are rights-of-way grantees with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The plaintiffs, who have sued the defendants for breach of fiduciary duty, seek a constructive trust. They have also included a breach of trust claim against the United States and its Secretary of the Interior.  PNM and the other defendants filed motions to dismiss this action. In March 2010, the court ordered that the entirety of the plaintiffs' case be dismissed. The court did not grant plaintiffs leave to amend their complaint, finding that they instead must pursue and exhaust their administrative remedies before seeking redress in federal court.
In May 2010, Plaintiffs filed a Notice of Appeal with the Bureau of Indian Affairs ("BIA"), which was denied by the BIA Regional Director. In May 2011, plaintiffs appealed the Regional Director's decision to the DOI Board of Appeals. The appeal has been fully briefed and is pending. PNM is participating in order to preserve its interests regarding any PNM-acquired rights-of-way implicated in the appeal. PNM cannot predict the outcome of the proceeding or the range of potential outcomes at this time.
Transmission Issues
In April 2010, Cargill Power Markets, LLC (“Cargill”) filed a complaint with FERC, asserting that PNM improperly processed its transmission service queue and unfairly invalidated a transmission service request by Cargill. In July 2010, FERC issued an order establishing a schedule for hearing and settlement procedures. In its order, FERC determined that PNM had improperly invalidated a single Cargill transmission service request submitted in February 2008 and set the issue for hearing to determine an appropriate remedy. In September 2010, FERC granted rehearing for further consideration. In January 2011, PNM and Cargill filed a settlement agreement with FERC in which PNM agreed to pay Cargill $0.2 million and put Cargill's transmission service request back into the queue. The settlement also left Cargill's and PNM's rehearing requests in place before FERC. One intervenor in the proceeding contested the settlement. In December 2011, the Commission issued an order approving the settlement as filed but requiring a compliance filing to modify the standard of review for third parties and FERC. PNM is unable to predict the final outcome of this matter at FERC.

(17)	Regulatory and Rate Matters

PNMR
First Choice Request for ERCOT Alternative Dispute Resolution
In June 2008, First Choice filed a request for alternative dispute resolution with ERCOT alleging that ERCOT incorrectly applied its protocols with respect to congestion management during the first quarter of 2008. First Choice requested that ERCOT resolve the dispute by restating certain elements of its first quarter 2008 congestion management data and by refunding to First Choice allegedly overstated congestion management charges. This matter was terminated prior to closing of the sale of First Choice. See Note 2.
PNM
Emergency FPPAC
In 2008, the NMPRC authorized PNM to implement an Emergency FPPAC from June 2, 2008 through June 30, 2009. The NMPRC order approving the Emergency FPPAC also provided that if PNM's base load generating units did not operate at or above a specified capacity factor and PNM was required to obtain replacement power to serve jurisdictional customers, PNM would be required to make a filing with the NMPRC seeking approval of the replacement power costs. In its required filing, PNM stated that the costs of the replacement power amounting to $8.0 million were prudently incurred and made a motion that they be approved. The NMPRC staff opposed PNM's motion and recommended that PNM be required to refund the amount collected. Auditors selected by the NMPRC found that PNM was prudent in operating its base load units and in securing replacement power but had not obtained prior NMPRC approval in the manner required by the NMPRC order. PNM continues to assert that its recovery of replacement power costs was proper and did not violate the NMPRC's order. The NMPRC has not ruled on this matter. Under

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

the terms of the approved stipulation in the 2010 Electric Rate Case discussed below, the parties to the stipulation, including the NMPRC staff, will jointly request that the NMPRC take no further action in this matter and close the docket. PNM anticipates this filing will be made in the first quarter of 2012. PNM is unable to predict the outcome of this matter.
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
In June 2009, the NMPRC approved a stipulation among PNM and most of the intervening parties to resolve all issues in the case, including the approval of the Resource Stipulation described below. The stipulation provided for an increase in annual non-fuel revenues of $77.1 million, of which 65% was implemented on July 1, 2009 and the remaining 35% was implemented on April 1, 2010. As an offset to the increase, PNM implemented a credit to customers totaling $26.3 million, representing past sales of SO2 allowances. This amount was credited to ratepayers over 21 months beginning July 1, 2009. In 2009, PNM recorded a regulatory disallowance expense and a regulatory liability for the $26.3 million to be credited to ratepayers. The stipulation also provides that a traditional FPPAC go into effect July 1, 2009 with 100% of off-systems sales margins being credited against costs in the FPPAC. The FPPAC factor is set annually. Under NMPRC rules, PNM must file an application for continued use of its FPPAC at least every four years, which would require a filing by May 28, 2013. This filing may be submitted as part of a general rate proceeding.
Resource Stipulation

In anticipation of the 2008 Electric Rate Case, the NMPRC approved the Resource Stipulation in May 2009. The Resource Stipulation allowed recovery in rates of costs related to: 1) the Valencia PPA, 2) PNM's acquisition of an ownership interest in Unit 2 of PVNGS that it was leasing (Note 2), and 3) Lordsburg and PNM's interest in Luna.

Renewable Portfolio Standard
The REA establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006, increasing to 10% by 2011, 15% by 2015, and 20% by 2020. The NMPRC requires renewable energy portfolios to be “fully diversified” beginning in 2011, with at least 20% from wind energy, 20% from solar energy, 10% from other renewable technologies, and 1.5% from distributed generation. The REA provides for streamlined proceedings for approval of utilities' renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. The NMPRC has established a RCT for 2011 of 2% of all customers' aggregated overall annual electric charges that increases by 0.25% annually until reaching 3% in 2015. The NMPRC has docketed a new rulemaking to determine the appropriate calculation methodology of the RCT. The rulemaking also proposes changes to the RPS diversity requirements.
In August 2010, the NMPRC partially approved PNM's revised 2010 procurement plan, including PNM's investment in 22 MW of solar PV facilities at various PNM sites and the construction of a solar-storage demonstration project. The NMPRC approved the estimated costs of $107.7 million. Under the REA, actual costs incurred pursuant to and consistent with an approved procurement plan are deemed to be reasonable and recoverable in the ratemaking process. Construction of these facilities was completed in 2011 at a total cost of approximately $95 million.
In July 2010, PNM filed its renewable energy procurement plan for 2011. The NMPRC ultimately rejected PNM's proposal to satisfy its 2011 RPS requirement through the purchase of wind RECs and ordered PNM to procure actual wind energy in 2011. While the rejection of RECs is under appeal at the New Mexico Supreme Court, PNM procured the wind energy as ordered in 2011. PNM requested a variance from the diversity requirements for solar and certain “other resources” for 2011 based on the RCT and availability constraints, which the NMPRC granted conditioned upon PNM including in its 2012 procurement plan a proposal that would meet the diversity requirements by April 5, 2013.
In July 2011, PNM filed its renewable energy procurement plan for 2012. The plan requested a variance from the RPS due to RCT limitations. The plan was diversity compliant based on the reduced RPS, except for non-wind/non-solar resources,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

which were not currently available. In December 2011, the NMPRC approved PNM's 2012 plan with modifications. Under the modified plan, PNM must spend $0.9 million more on renewable procurements in 2012 than it originally proposed. If PNM's proposed additional procurements are approved by the NMPRC, the resulting portfolio of renewable resources will constitute approximately 7.3% of PNM's energy sales in 2012, which is less than the statutory RPS of 10%, due to the RCT. The NMPRC also required PNM to file a supplemental plan by April 30, 2012, within which PNM is authorized to include an early filing of its 2013 renewable energy procurement plan. In this filing PNM is to propose procurements to meet the 10% RPS by 2014 or sooner.
PNM has requested recovery of the costs of the above programs from customers through a rate rider. See Renewable Energy Rider below. PNM is unable to predict the outcome or impact of these matters.
Energy Efficiency and Load Management

Program Costs

Public utilities are required to obtain NMPRC approval to implement energy efficiency and load management programs. Costs to implement approved programs are recovered through a rate rider. In September 2010, PNM filed an energy efficiency program application for programs to be offered beginning July 1, 2011. The NMPRC issued an order in June 2011 that approved a rider recovery amount of $17.1 million in program costs. The new rider rate was effective with bills rendered July 27, 2011.
In April 2011, PNM filed a reconciliation of energy efficiency program costs and collections as of December 31, 2010. Included in this filing was an adjustment of the adder amount to reflect the measured and verified savings for 2010 program participation in its 2010 Annual Electric Energy Efficiency Report, also filed in April 2011. PNM proposed an adjustment to the energy efficiency rider to recover an under-collected balance of $2.6 million. After suspending the proposed adjusted rates, the NMPRC concluded that some of the program costs exceeded approved budgets and determined that an evidentiary hearing should be held to consider whether PNM should be permitted to recover over-budget program. The NMPRC issued an order in November 2011 that approved recovery of substantially all of the under-collected program costs through December 31, 2010.
Disincentives/Incentives Adder
The Efficient Use of Energy Act requires the NMPRC to remove utility disincentives to implementing energy efficiency and load management programs and to provide incentives for such programs. A rule approved by the NMPRC authorized electric utilities to collect rate adders of $0.01 per KWh for lifetime energy savings and $10 per KW for demand savings related to energy efficiency and demand response programs beginning in 2010. The NMAG and NMIEC appealed the NMPRC order adopting this rule to the New Mexico Supreme Court. PNM began implementing a rate rider under the rule to collect adders related to its 2010 program savings in December 2010 while the appeal of the rule was pending. In July 2011, the Supreme Court annulled and vacated the order adopting the rule and remanded the matter to the NMPRC. As a result of the Supreme Court decision, PNM filed revised tariffs and ceased collecting this adder for 2010 program savings on August 21, 2011. Of the $4.2 million authorized for recovery, $2.6 million had been collected through August 20, 2011.

In June 2011 prior to the Supreme Court decision, the NMPRC approved PNM-specific adders of $0.002 per kWh and $4 per kW. PNM is presently collecting $1.3 million in adder revenues consistent with this order. After the Supreme Court decision vacating the rule, the NMPRC initiated a proceeding to determine whether PNM should be required to cease collecting the adders and to refund all adder revenues collected since December 2010. In November 2011, the NMPRC issued orders that PNM is not required to refund any adder revenues and is authorized to continue collecting the adders. However, in an order on rehearing, which it subsequently rescinded, it further reduced the amount of the authorized adders. Prior to the rescission, PNM appealed the rehearing order to the Supreme Court. That appeal is still pending. In a separate appeal and writ proceeding in the Supreme Court, NMIEC and the NMAG seek to overturn the NMPRC order allowing PNM to continue to collect adders in light of the previous Supreme Court decision. PNM cannot predict the outcome of these matters.

2010 Electric Rate Case
PNM filed its 2010 Electric Rate Case application with the NMPRC in June 2010 for rate increases totaling $165.2 million for all PNM retail customers to be effective April 1, 2011. The application proposed separate rate increases for customers formerly served by TNMP prior to its acquisition by PNMR (“PNM South”) and other customers of PNM (“PNM North”). The filed revenue requirements were based on a future test period ending December 31, 2011. PNM proposed to implement the increase in two

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

phases. Phase 1 would have become effective April 1, 2011 and Phase 2 would have become effective January 1, 2012. PNM also proposed to implement a FPPAC for PNM South. This was the first rate case filing in New Mexico proposing a future test year consistent with recent amendments to the Public Utility Act.
In February 2011, PNM, NMPRC staff, NMAG, and several other parties entered into a stipulation that would have allowed PNM to increase rates by $45.0 million immediately following approval and by an additional $40.0 million beginning January 1, 2012. The stipulation, which reflected some aspects of a future test year, was subject to approval of the NMPRC. The PNM South customers would also be covered by the same FPPAC that is utilized for the PNM North customers. In addition, subject to further NMPRC approvals, PNM would be able to recover the costs associated with NMPRC approved renewable energy procurement plans through a rate rider beginning July 1, 2012 or twelve months after the effective date of the new electric rates. PNM would also be able to implement a separate rate rider in 2013 to recover up to an additional $20.0 million to cover changes in plant-related rate base between June 30, 2010 and December 31, 2012. PNM's next general rate adjustment could not go into effect before January 1, 2014, except that PNM could file for recovery of costs to comply with any federal or state environmental law or requirement effective after June 30, 2010. In addition, the stipulation would limit the amount that could be recovered on an annual basis for fuel costs, renewable energy costs, and energy efficiency costs during the period covered by the stipulation. Recovery of costs in excess of the limits would be deferred for collection, without carrying costs, to future periods. In August 2011, the NMPRC issued an order that provided for an immediate $72.1 million rate increase, rejected the capital additions rider, and made other modifications to the stipulation. PNM and other parties to the stipulation filed an amended stipulation in August 2011 that conformed to the modifications. The amended stipulation allows PNM to file a new general rate case for rates to be effective July 1, 2013. PNM implemented the new rates on August 21, 2011.
As a result of the modified stipulation, PNM recorded pre-tax losses for the $10.0 million of fuel costs that will not be recovered through the FPPAC and $7.5 million for other costs that will not be recovered in rates. These amounts were recorded as of June 30, 2011 and are reflected as regulatory disallowances on PNM's Consolidated Statement of Earnings.
Renewable Energy Rider
In January 2012, PNM filed an application for a rate rider that would go into effect in August 2012 to collect costs for renewable energy procurements incurred after December 31, 2010 that are not otherwise being collected in rates. These costs include the procurement of solar RECs from customers, wind resource procurements during November and December 2011 as ordered by the NMPRC, and the revenue requirements for PNM-owned solar PV facilities and a solar battery storage demonstration project that went into service during 2011. The rider's rate for 2012 would be set at 2.081% of the retail customer's monthly bill. The rate would be reset to 2.695% as of January 1, 2013 to reflect unrecovered costs from 2012 and projected costs to be incurred in 2013. The rider would terminate upon a final order in PNM's next general rate case unless that order authorized a continuation of the rider. Amounts that can be collected under the proposed rider are capped at $18.0 million in 2012 and $24.6 million in 2013 under the stipulation in PNM's 2010 Electric Rate Case. Any amounts above the caps are deferred for future recovery without carrying costs. In that stipulation, signatories agreed not to oppose approval of the rider for collection of costs incurred consistent with PNM's approved annual renewable energy plans. As a separate component of the rider, PNM proposes that if its earned return on jurisdictional equity in 2013 exceeds 10.5%, it would refund to customers during May through December 2014 the amount over 10.5%. A procedural schedule has been adopted and a public hearing is scheduled to begin May 14, 2012. PNM is unable to predict the outcome of this matter.
2011 Integrated Resource Plan
NMPRC rules require that investor owned utilities file an IRP every three years. The IRP is required to cover a 20-year planning period and contain an action plan covering the first four years of that period. In its most recent IRP, which was filed in July 2011, PNM indicated that it planned to meet its anticipated load growth through a combination of new natural gas-fired generating plants, renewable energy resources, load management, and energy efficiency programs. However, PNM has not entered into any commitments regarding these plans beyond what is otherwise described herein. As required by NMPRC rules, PNM utilized a public advisory group process during the development of the 2011 IRP. Two protests were filed to the IRP requesting rejection of the plan. The NMPRC assigned the case to a Hearing Examiner and designated a mediator to facilitate negotiations. The NMPRC staff filed a motion in December 2011 to dismiss the protests and terminate the proceeding on the ground that PNM's IRP fully complies with NMPRC rules. PNM is unable to predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

Transmission Rate Case
In October 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually, based on a return on equity of 12.25%. The filing also seeks to revise certain Open Access Transmission Tariff provisions and bi-lateral contractual terms.  If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which include other utilities, electric co-operatives, and entities that use PNM's transmission system to transmit power at the wholesale level.  The proposed rate increase would not impact PNM's retail customers. In December 2010, FERC issued an order accepting PNM's filing and suspending the proposed tariff revisions for five months. The proposed rates were implemented on June 1, 2011, subject to refund. PNM and other parties to the case had engaged in settlement discussions. However, due to an impasse in those settlement negotiations, the settlement judge issued an order in August 2011 designating an ALJ, establishing procedural time standards, and terminating settlement judge procedures. The ALJ scheduled a hearing for this proceeding to commence on April 4, 2012. Subsequent to the ALJ's order setting the hearing, the staff of FERC made a filing recommending an annual revenue increase of $4.6 million, based on a return on equity of 10.4%. After the FERC staff made its filing, settlement discussions have resumed and are ongoing. PNM is unable to predict the outcome of this proceeding.
Firm-Requirements Wholesale Customer Rate Case
In September 2011, PNM filed an amended sales agreement between PNM and NEC with FERC. The agreement proposes a cost of service based rate for the electric service and ancillary services PNM provides to NEC, which would result in an annual increase of $8.7 million or a 39.8% increase over existing rates. PNM also requested a FPPAC and full recovery of certain third-party transmission charges PNM incurs to serve NEC. NEC filed a protest to PNM's filing with FERC. In November 2011, FERC issued an order accepting the agreement as filed, suspending the effective date for a five-month period, to be effective April 14, 2012, subject to refund, and set the proceeding for settlement. The parties are currently in settlement negotiations. PNM is unable to predict the outcome of this proceeding.
TNMP
TNMP Competitive Transition Charge True-Up Proceeding
The true-up proceeding quantified the amount of stranded costs that TNMP can recover, as a CTC, from its customers. A 2004 PUCT decision established $87.3 million as TNMP's stranded costs. TNMP and other parties made a series of appeals on the ruling. In June 2011, the Texas Supreme Court denied all petitions for review and a motion for rehearing, concluding this matter.
Interest Rate Compliance Tariff
Following a revision of the interest rate on TNMP's CTC, TNMP filed a compliance tariff to implement the new lower 8.31% rate. Intervenors asserted objections and, after regulatory proceedings, the PUCT issued an order making the new rate retroactive to July 20, 2006. TNMP successfully appealed to the District Court in Austin, Texas for the new rate not to be effective prior to December 27, 2007. However, the Texas 3rd Court of Appeals reversed the District Court and reaffirmed the PUCT's decision. TNMP petitioned the Texas Supreme Court for review in July 2011. After opposing parties filed responses, the Texas Supreme Court ordered full briefing of this matter. TNMP is unable to predict if the Texas Supreme Court will review the decision or the ultimate outcome of this matter. However, due to the new retroactive ratemaking theory contained in the Texas 3rd Court of Appeals opinion, TNMP recorded a pre-tax regulatory disallowance of $3.9 million in 2011 to reflect the impact of applying the 8.31% rate retroactively.
2008 Rate Case
In August 2008, TNMP filed with the PUCT for a general increase in rates. In June 2009, TNMP and other parties reached an unanimous settlement that permitted TNMP to increase revenues by $12.7 million annually.  This increase reflected interest and other costs associated with its March 2009 debt refinancing and the settlement adjusted the interest rate TNMP is allowed to collect on its CTC to reflect those costs. The rate increase includes recovery of $17.6 million of Hurricane Ike restoration costs plus carrying costs over five years, although $0.7 million of the costs incurred by TNMP were not included and were written off in 2009. The settlement was approved by the PUCT in August 2009 and rates went into effect on September 1, 2009.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

2010 Rate Case
In August 2010, TNMP filed with the PUCT for a $20.1 million increase in revenues. In January 2011, the PUCT approved a settlement that provided for a revenue increase of $10.25 million, a return on equity of 10.125%, and a hypothetical 55%/45% debt-equity capital structure. The PUCT approved the settlement in January 2011. TNMP implemented the new rates on February 1, 2011.
2010 Rate Case Expense Proceeding
The determination of the amount of reasonable rate case expenses incurred by TNMP and other parties in TNMP's 2010 Rate Case was severed into a separate proceeding. The parties agreed to a settlement of the case, which was approved by the PUCT in May 2011. TNMP began collecting $2.8 million over three years on July 1, 2011.
Energy Efficiency
TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor. The PUCT approved TNMP's collection of its 2010 energy efficiency program costs of $2.6 million over 11 months beginning February 1, 2010. Recovery of the 2011 program costs of $2.7 million were approved for collection beginning January 1, 2011. In September 2011, the PUCT approved a settlement that allows TNMP to collect the estimated 2012 energy efficiency program costs of $3.4 million and a $0.3 million bonus for 2010. TNMP's new rates were effective January 1, 2012.

Transmission Rate Filings
TNMP can update its transmission rates twice per year to reflect changes in its invested capital. Updated rates would reflect the addition and retirement of transmission facilities, including appropriate depreciation, federal income tax and other associated taxes, and the approved rate of return on such facilities. In March 2010, TNMP filed an application to update its transmission rates to reflect changes in its invested capital. The requested increase in total rate base is $33.8 million, with a total revenue requirement increase of $5.5 million. The PUCT approved the interim adjustment on May 14, 2010.
Periodic Distribution Rate Adjustment
As required by Texas Senate Bill 1693, the PUCT approved a new rule permitting interim rate adjustments to reflect changes in investments in distribution assets on September 27, 2011. The rule permits distribution utilities to file for a periodic rate adjustment between April 1 through April 8 of each year as long as the electric utility is not earning more than its authorized rate of return using weather-normalized data.
Advanced Meter System Deployment and Surcharge Request
In July 2011, the PUCT approved a settlement and authorized an advanced meter deployment plan that permits TNMP to collect $113.3 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of advanced meters began in September 2011 and is scheduled to be completed over a 5-year period.
Remand of ERCOT Transmission Rates for 1999 and 2000
Following a variety of appeals, the ERCOT transmission rates approved in 1999 and 2000 were recently remanded back to the PUCT. These dockets concern the recalculation of rates for the fourth quarter of 1999 and all of 2000 to correct over-payments made by certain market participants and the recovery of additional, undetermined transmission costs by the City Public Service Board of San Antonio ("CPS"). In October 2011, TNMP joined in a non-unanimous settlement of the issues relating to resettlement of the last four months of 1999. In October 2011, an ALJ dismissed CPS' claims regarding its resettlement of 2000 and 4th Quarter of 1999. In January 2012, the PUCT declined to hear CPS' appeal, approved the non-unanimous settlement of the last four months of 1999, and severed any remaining claims belonging to CPS into a separate proceeding. TNMP should receive $1.6 million under the settlement. However, whether such funds have to be passed on to customers will be determined in TNMP's next transmission cost recovery factor filing. TNMP cannot predict the ultimate outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

(18)	Accumulated Other Comprehensive Income (Loss)
AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders. The following table sets forth each component of AOCI, net of income taxes:

	Unrealized gain on securities	Pension liability adjustment	Mark-to- market for cash-flow hedge transactions	Accumulated other comprehensive income (loss)
		(In thousands)
PNMR
Balance at December 31, 2011	$15,634	$(82,432)	$(58)	$(66,856)
Balance at December 31, 2010	$16,211	$(83,254)	$(1,623)	$(68,666)
PNM
Balance at December 31, 2011	$15,634	$(82,432)	$—	$(66,798)
Balance at December 31, 2010	$16,211	$(82,981)	$(16)	$(66,786)
TNMP
Balance at December 31, 2011	$—	$—	$(58)	$(58)
Balance at December 31, 2010	$—	$(275)	$(1,210)	$(1,485)

(19)	Related Party Transactions
PNMR, PNM, and TNMP are considered related parties as defined under GAAP. TNMP provides transmission and distribution services to First Choice. On November 1, 2011, PNMR sold First Choice. TNMP revenues from First Choice through October 31, 2011 are considered related party revenues and included in the table below. PNMR Services Company provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. These services are billed at cost on a monthly basis to the business units. Optim Energy was a related party prior to September 23, 2011. PNMR Services Company provided corporate services to Optim Energy under a services agreement. There was also a services agreement for Optim Energy to provide services to PNMR.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

See Note 6 for information on intercompany borrowing arrangements. See Note 22 for information concerning Optim Energy. The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Electricity, transmission and distribution related services billings:
TNMP to PNMR	$33,813	$39,084	$41,338
Services billings:
PNMR to PNM(1)	98,914	93,602	80,141
PNMR to TNMP	29,353	25,455	22,919
PNM to TNMP	550	400	698
TNMP to PNMR	164	319	636
PNMR to Optim Energy	4,083	5,778	6,743
Optim Energy to PNMR	23	173	305
Income tax sharing payments:
PNM to PNMR	—	—	126,527
TNMP to PNMR	—	—	4,322
PNMR to TNMP	—	(13,869)	—
PNMR to PNM	—	(59,298)	—
Interest payments:
PNM to PNMR	54	13	8
TNMP to PNMR	40	281	849
(1) Includes billings to PNM Gas of $0.9 million in 2009.

(20)	New Accounting Pronouncements
Information concerning recently issued accounting pronouncements that have not been adopted by the Company and could have a material impact, is presented below.

Accounting Standards Update 2011-04 - Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

The FASB released amended guidance to provide a consistent definition of fair value and to ensure fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards.  The update changes certain fair value measurement principles, further enhances disclosure requirements related to transfers between hierarchy levels, and increases qualitative disclosures regarding unobservable inputs used in Level 3 measurements, including the sensitivity of recurring Level 3 measurements to changes in significant unobservable inputs. In addition, the update requires disclosure of the level within the fair value hierarchy for fair value disclosures of instruments recorded on an amortized cost basis. The update is required to be applied prospectively and is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The Company does not believe this guidance will have a material impact on the Company's financial statements and will comply with this requirement upon its effective date.

Accounting Standards Update 2011-08 - Intangibles-Goodwill and Other: Testing Goodwill for Impairment

The FASB released amended guidance that is intended to simplify requirements to test goodwill for impairment. Under the amended guidance, an entity will have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less that its carrying

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

amount. If an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test will not be necessary. However, if an entity is unable to make this conclusion, then it will be required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as required by current guidance. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impacts of this new standard and will apply it in 2012.

Accounting Standards Update 2011-11 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities
The FASB released amended guidance that will require entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the update requires disclosure of collateral received and posted in connection with master netting agreements or similar agreements. The update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein. The disclosures required by this amendment will be applied retrospectively for all comparative periods presented. The Company is currently evaluating the impacts of this new standard.

(21)	Optim Energy

In January 2007, Optim Energy was created by PNMR and ECJV, a wholly owned subsidiary of Cascade, to serve expanding U.S. markets, principally the areas of Texas covered by ERCOT. PNMR and ECJV each had a 50 percent ownership interest in Optim Energy, a limited liability company.

In 2007, Optim Energy entered into a bank financing arrangement that provided for a revolving line of credit, the issuance of bank letters of credit support certain contractual arrangements, and a maturity of May 31, 2012. Cascade and ECJV guaranteed Optim Energy's obligations on this facility and, to secure Optim Energy's obligation to reimburse Cascade and ECJV for any payments made under the guaranty, received a first lien on all assets of Optim Energy and its subsidiaries. Optim Energy's debt was non-recourse to PNMR.

Impairment and Restructuring

Beginning in 2009 and continuing throughout 2010, Optim Energy was affected by adverse market conditions, primarily low natural gas and power prices. In addition to these adverse market conditions, reported sales of electric generating resources within the ERCOT market area were transacted at prices (per KW of generating capacity) that were substantially below the amounts recorded for the electric generating plants underlying PNMR's investment in Optim Energy. Under GAAP, these factors were indicators of impairment that required impairment analyses to be performed as of December 31, 2010, both by Optim Energy of its electric generating plants and by PNMR of its investment in Optim Energy.

GAAP requires that Optim Energy perform the impairment analysis of its electric generating plants using forecasts of future cash flows on an undiscounted basis in order to determine its investments are recoverable. Optim Energy's analysis indicated that it would be able to recover its investments in electric generating assets based on its estimates of undiscounted future cash flows from operating those plants over their expected useful lives. Therefore, Optim Energy did not record any impairment loss related to its electric generating plants at December 31, 2010.

However, GAAP requires that PNMR develop the impairment analysis of its investment in Optim Energy based on a determination of the investment's fair value. Determination of fair value is subjective and requires reliance on many assumptions and judgments regarding future events. Fair value can be based on the market approach, income approach, or cost approach. In making its determination, PNMR considered recent transactions involving electric generating assets within the ERCOT market area, the forecasted cash flows related to the investment, and preliminary information concerning strategic alternatives for its investment in Optim Energy. PNMR's determination of the fair value of its investment in Optim Energy is considered a Level 3 measurement under the fair value hierarchy established under GAAP. See Note 8. PNMR's analysis indicated that its entire investment in Optim Energy was impaired at December 31, 2010. Accordingly, PNMR reduced the carrying value of its investment in Optim Energy to zero at December 31, 2010, resulting in a pre-tax impairment loss of $188.2 million ($113.7 million after-tax), which is reflected within Other Income and Deductions on the Consolidated Statements of Earnings (Loss) of PNMR. In accordance with GAAP, PNMR has not recorded income or losses associated with its investment in Optim Energy in 2011 as

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

PNMR had no contractual requirement or agreement to provide Optim Energy with additional financial resources.

As a result of the adverse market conditions described above, PNMR (in collaboration with Optim Energy and ECJV) assessed various strategic alternatives relating to Optim Energy. On September 23, 2011, PNMR, ECJV, and Cascade agreed to restructure Optim Energy and ECJV made an equity contribution to Optim Energy in exchange for an increased ownership interest, which resulted in PNMR's ownership in Optim Energy being reduced from 50% to 1%. As part of this transaction, PNMR did not make any equity contribution to Optim Energy nor was it required to make any future contribution. The fair value of PNMR's 1% ownership interest in Optim Energy was de minimis at December 31, 2011. PNMR Services Company provided certain corporate services to Optim Energy through December 31, 2011 and is continuing to provide services with respect to certain open tax matters. From January 1, 2012 through December 31, 2013, ECJV had the option to purchase PNMR's 1% ownership interest in Optim Energy at fair market value. On January 4, 2012, ECJV exercised its option to acquire PNMR's remaining 1% ownership interest in Optim Energy at fair market value, which was determined to be zero. PNMR accounted for its investment in Optim Energy using the equity method of accounting until September 23, 2011 and used the cost method thereafter.

Operational Information

As discussed above, PNMR fully impaired its investment in Optim Energy at December 31, 2010 and has not recognized losses of Optim Energy from January 1, 2011 through September 23, 2011 when PNMR ceased to account for its investment using the equity method of accounting. Accordingly, Optim Energy has no impact on PNMR's 2011 balance sheet, statement of earnings, and statement of cash flows. Summarized financial information for Optim Energy is presented below although summarized balance sheet information for 2011 is not presented since PNMR ceased using the equity method of accounting.

Results of Operations

	Nine Months Ended September 30, 2011	Year Ended December 31,
		2010	2009
	(In thousands)
Operating revenues	$256,786	$374,358	$319,507
Gross margin	84,689	109,980	117,960
Net earnings (loss)	(21,434)	(25,090)	(56,826)

PNMR recognized net earnings (loss) from Optim Energy of zero, $(15.2) million, and $(30.1) million for the years ended December 31, 2011, 2010, and 2009. The 2010 and 2009 amounts include amortization of a basis difference between PNMR's recorded investment in Optim Energy and 50 percent of Optim Energy's equity.

Financial Position

December 31,
2010
(In thousands)
Current assets	$105,413
Non-current assets	1,045,248
Current liabilities	(50,226)
Long-term debt	(717,000)
Other long-term liabilities	(7,515)
Owners' equity	$375,920

50 percent of owners' equity	$187,960
PNMR basis difference in Optim Energy	216
Impairment of equity investment in Optim Energy	(188,176)
PNMR equity investment in Optim Energy	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

(22)	Discontinued Operations
PNM Gas
As discussed in Note 2, PNM sold its gas operations, which comprised the PNM Gas segment, on January 30, 2009. Under GAAP, PNM Gas is presented as discontinued operations on the accompanying Consolidated Statements of Earnings (Loss). In accordance with GAAP, no depreciation was recorded on assets held for sale in 2009. PNM also retained obligations for certain contingent liabilities that existed at the date of sale. PNM recognized $5.4 million in expense related to these liabilities in the 2009 Results of Operations for PNM Gas. Summarized financial information for PNM Gas is as follows:

Results of Operations

Period from
January 1 to
January 30,
2009
(In thousands)
Operating revenues	$65,695
Cost of energy	44,698
Gross margin	20,997
Operating expenses	11,264
Depreciation and amortization	—
Operating income	9,733
Other income (deductions)	292
Net interest charges	(962)
Gain on disposal	98,425
Segment earnings before income taxes	107,488
Income taxes (benefit)	36,687
Segment Earnings	$70,801

PNM Gas’s cost-of-gas revenues collected from sales-service customers were recovered in accordance with NMPRC regulations through the PGAC and represented a pass-through of the cost of natural gas to the customer.

(23)	Goodwill and Other Intangible Assets; Impairments

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June  2005 acquisition of TNP was recorded as goodwill and was pushed down to the businesses acquired. Subsequently, TNMP assets that were included in its New Mexico operations, including goodwill of $102.8 million, were transferred to PNM. Of the $79.3 million of other intangible assets acquired in the TNP acquisition, $68.8 million related to the trade name “First Choice.” The trade name was considered to have an indefinite useful life and was not amortized. The other $10.5 million intangible asset related to the First Choice customer list and was amortized over eight years.
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
December 31, 2011, 2010 and 2009

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
The annual evaluations have not indicated impairments of any of PNMR's reporting units, except in 2008. During 2008, the market capitalization of PNMR’s common stock was significantly below book value. In addition, changes in the ERCOT market significantly impacted the results of operations of First Choice. The financial challenges facing First Choice were exacerbated by the impacts of Hurricane Ike and depressed economic conditions resulting in significant increases in the levels of uncollectible accounts. As a result, the Company recorded goodwill impairments of $51.1 million for PNM, $34.5 million for TNMP, and $88.8 million for First Choice in 2008. Pre-tax impairment losses of $42.6 million for the First Choice trade name and $4.8 million for the First Choice customer list were also recorded in 2008. At December 31, 2010, other intangible assets, before accumulated amortization, consisted of $26.2 million for the First Choice trade name and $5.7 million for the First Choice customer list.
Since 2008, the price of PNMR’s common stock has increased, improving the relationship between PNMR's market capitalization and book value. In addition, improved regulatory treatment has been experienced by PNM in New Mexico and by TNMP in Texas. Furthermore, First Choice's business became more stable, primarily due to more predictable power and fuel price patterns in the ERCOT market. These factors resulted in more predictable earnings and increased fair values of the reporting units. Since 2008, the annual evaluations have not indicated that the fair values of the reporting units with recorded goodwill have decreased below their carrying values. Other than the 2008 impairments, the Company has not recorded any impairments of goodwill or other intangible assets.
As discussed in Note 2, PNMR completed the sale of First Choice on November 1, 2011. As a result First Choices' goodwill and other identifiable intangibles are no longer included in PNMR's Consolidated Balance Sheet.
See Note 21 for a discussion of impairments recorded by Optim Energy and the impairment of PNMR’s investment in Optim Energy.

(24)	Quarterly Operating Results (Unaudited)
Unaudited operating results by quarters for 2011 and 2010 are presented below. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
PNMR
2011
Operating revenues	$387,663	$415,586	$549,498	$347,872
Operating income	52,220	32,860	108,284	63,935
Net earnings(1)	19,952	7,669	47,905	115,408
Net earnings attributable to PNMR	16,637	4,067	43,662	111,993
Net Earnings Attributable to PNMR per Common Share:
Basic	0.18	0.04	0.48	1.36
Diluted	0.18	0.04	0.48	1.35
2010
Operating revenues	$383,396	$405,817	$503,653	$380,651
Operating income	10,482	73,674	105,408	49,888
Net earnings (loss)	(5,214)	26,302	52,593	(104,805)
Net earnings (loss) attributable to PNMR	(8,449)	22,878	48,552	(108,196)
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	(0.09)	0.25	0.53	(1.18)
Diluted	(0.09)	0.25	0.53	(1.18)
PNM
2011
Operating revenues	$234,238	$239,234	$323,760	$260,057
Operating income	18,165	10,543	87,914	44,821
Net earnings	6,964	2,097	42,572	16,905
Net earnings (loss) attributable to PNM	3,781	(1,373)	38,461	13,622
2010
Operating revenues	$230,536	$243,060	$304,268	$239,264
Operating income	12,457	33,390	80,675	21,600
Net earnings	7,551	12,194	43,163	7,953
Net earnings attributable to PNM	4,448	8,902	39,254	4,694
TNMP
2011
Operating revenues	$53,842	$59,957	$66,983	$57,076
Operating income	13,724	13,695	21,551	14,872
Net earnings	4,163	4,102	8,868	5,124
2010
Operating revenues	$48,177	$52,569	$61,204	$50,638
Operating income	10,242	14,441	19,623	12,105
Net earnings	1,644	4,106	7,329	2,903

(1) During the fourth quarter of 2011, PNMR completed the sale of First Choice which resulted in a $174.9 million ($97.0 million after-tax) gain, that positively affected net earnings, net earnings attributable to PNMR, and earnings per share.  See Note 2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the consolidated financial statements of PNM Resources, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company's internal control over financial reporting as of December 31, 2011 and have issued our reports thereon dated February 29, 2012; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, present fairly, in all material respects, the information set forth herein.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico and
Texas-New Mexico Power Company
Albuquerque, New Mexico

We have audited the consolidated financial statements of Public Service Company of New Mexico and subsidiaries and Texas-New Mexico Power Company and subsidiaries (the "Companies") as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our reports thereon dated February 29, 2012; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Companies listed in Item 15. These consolidated financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, present fairly, in all material respects, the information set forth herein.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 29, 2012

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Operating Revenues	$—	$—	$—
Operating Expenses	20,547	6,584	8,156
Operating income (loss)	(20,547)	(6,584)	(8,156)
Other Income and Deductions:
Equity in earnings (loss) of subsidiaries	205,215	96,804	76,492
Equity in net earnings (loss) of Optim Energy	—	(15,223)	(30,145)
Impairment of equity investment in Optim Energy	—	(188,176)	—
Other income	59	948	22,916
Other deductions	(34,124)	(25,772)	(26,850)
Net other income (deductions)	171,150	(131,419)	42,413
Income (Loss) Before Income Taxes	150,603	(138,003)	34,257
Income Tax Expense (Benefit)	(25,756)	(92,788)	(19,258)
Earnings (Loss) from Continuing Operations	176,359	(45,215)	53,515
Earnings from Discontinued Operations, net of income taxes of $0, $0, and $36,687	—	—	70,801
Net Earnings (Loss)	$176,359	$(45,215)	$124,316

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$176,359	$(45,215)	$124,316
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	7,654	6,767	4,893
Deferred income tax expense	(34,396)	(73,067)	(16,957)
Equity in (earnings) loss of subsidiaries	(205,215)	(96,804)	(147,293)
Equity in net (earnings) loss of Optim Energy	—	15,223	30,145
Impairment of equity investment in Optim Energy	—	188,176	—
Loss (Gain) on reacquired debt	9,209	—	(7,317)
Stock based compensation expense	6,556	2,894	2,188
Changes in certain assets and liabilities:
Other current assets	42,687	15,171	8,391
Other assets	59,975	31	634
Accounts payable	(1)	(157)	(97)
Accrued interest and taxes	27,348	141	(1,080)
Other current liabilities	4,765	(8,955)	1,387
Other liabilities	(12,854)	18,236	(22,359)
Net cash flows from operating activities	82,087	22,441	(23,149)
Cash Flows From Investing Activities:
Investments in subsidiaries	(43,000)	—	(86,253)
Investments in Optim Energy	—	(20,279)	—
Cash dividends from subsidiaries	285,757	47,940	347,012
Other, net	—	—	3
Net cash flows from investing activities	242,757	27,661	260,762
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(15,300)	(8,000)	(114,667)
Short-term borrowings (repayments) – affiliate, net	300	1,719	3,200
Repayment of long-term debt	(60,391)	(2,125)	(148,422)
Purchase of preferred stock	(73,475)	—	—
Purchase of common stock	(125,683)	—	—
Issuance of common stock	—	—	1,245
Proceeds from stock option exercise	5,622	1,247	—
Purchases to satisfy awards of common stock	(10,104)	(2,986)	(951)
Excess tax (shortfall) from stock-based payment arrangements	—	(580)	(760)
Dividends paid	(45,128)	(45,726)	(45,701)
Other, net	(747)	—	—
Net cash flows from financing activities	(324,906)	(56,451)	(306,056)
Change in Cash and Cash Equivalents	(62)	(6,349)	(68,443)
Cash and Cash Equivalents at Beginning of Period	303	6,652	75,095
Cash and Cash Equivalents at End of Period	$241	$303	$6,652
Supplemental Cash Flow Disclosures:
Interest paid	$19,215	$19,078	$32,092
Income taxes paid (refunded), net	$5,454	$(27,018)	$116,593

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
Assets
Cash and cash equivalents	$241	$303
Intercompany receivables	76,982	80,666
Income taxes receivable	—	42,688
Total current assets	77,223	123,657
Property, plant and equipment, net of accumulated depreciation of $14,340 and $12,628	18,792	20,504
Long-term investments	7,439	12,012
Investment in subsidiaries	1,646,449	1,682,179
Other long-term assets	37,294	64,235
Total long-term assets	1,709,974	1,778,930
	$1,787,197	$1,902,587
Liabilities and Stockholders’ Equity
Short-term debt	$16,700	$32,000
Short-term debt-affiliate	8,819	8,519
Current maturities of long-term debt	2,387	2,252
Accrued interest and taxes	31,510	3,648
Other current liabilities	7,743	4,455
Total current liabilities	67,159	50,874
Long-term debt	145,123	197,510
Other long-term liabilities	930	17,461
Total liabilities	213,212	265,845
Convertible preferred stock (no stated value; 10,000,000 shares authorized; issued and outstanding none and 477,800 shares)	—	100,000
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 and 86,673,174 shares)	1,193,191	1,290,465
Accumulated other comprehensive income, net of tax	(66,856)	(68,666)
Retained earnings	447,650	314,943
Total common stockholders’ equity	1,573,985	1,536,742
	$1,787,197	$1,902,587

See Notes 6, 7, and 16 for information regarding commitments, contingencies, and maturities of long-term debt.

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other		Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2009(1)	$21,466	$43,937	$—	$52,620		$12,783
2010	$12,783	$27,566	$—	$29,171		$11,178
2011	$11,178	$24,116	$—	$33,516	(2)	$1,778
(1)  Totals reflect continuing operations.
(2) Includes reduction of $11,818 due to the sale of First Choice on November 1, 2011.

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2009(1)	$1,345	$2,534	$—	$2,396	$1,483
2010	$1,483	$2,600	$—	$2,600	$1,483
2011	$1,483	$3,736	$—	$3,441	$1,778

(1)	Totals reflect continuing operations.

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2009	$—	$238	$—	$238	$—
2010	$—	$22	$—	$22	$—
2011	$—	$33	$—	$33	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
(c) Changes in internal controls.
There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.
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
(c) Changes in internal controls.
There have been no changes in PNM’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, PNM’s internal control over financial reporting.

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

C- 1

(c) Changes in internal controls.
There have been no changes in TNMP’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, TNMP’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF PNMR AND CORPORATE GOVERNANCE
Reference is hereby made to “Proposal 1: Elect Ten Directors” in PNMR’s Proxy Statement relating to the annual meeting of stockholders to be held on May 15, 2012 (the “2012 Proxy Statement”), to PART I, SUPPLEMENTAL ITEM – “EXECUTIVE OFFICERS OF THE COMPANY” in this Form 10-K, “Other Matters”-“Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics,” and “Board Committees and Their Functions”-“Audit and Ethics Committee” in the 2012 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its Internet website. Information about the Company’s website is included under Part I, Item 1 - “Websites.”
PNMR’s common stock is listed on the New York Stock Exchange. As a result, PNMR’s Chief Executive Officer is required to make an annual certification to the New York Stock Exchange stating that she was not aware of any violations by PNMR of the New York Stock Exchange corporate governance listing standards. PNMR’s Chief Executive Officer made the most recent certification to the New York Stock Exchange on June 14, 2011.

ITEM 11.	EXECUTIVE COMPENSATION
Reference is hereby made to “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “Potential Payments Upon Termination or Change in Control”, “Director Compensation,” and “Board Committees and Their Functions”-“Compensation and Human Resources Committee”-“Interlocks” in the 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is hereby made to “PNM Resources Common Stock Owned by Executive Officers and Directors,” “Ownership of More Than Five Percent of PNM Resources Common Stock,” and “Equity Compensation Plan Information” in the 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is hereby made to “Related Person Transactions,” “Other Governance Policies-Related Person Transactions Policy,” and “Director Independence” in the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2012 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2012 Proxy Statement for PNMR. All such fees are fees of PNMR.

C- 2

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Item 8.

(a) - 2.	Financial Statement Schedules for the years 2011, 2010, and 2009 are omitted for the reason that they are not required or the information is otherwise supplied under Item 8.

(a) - 3-A.	Exhibits Filed:

Exhibit No		Description

10.1	PNMR	First Amendment to Credit Agreement dated January 18, 2012 among PNMR, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent

10.2	PNM	First Amendment to Credit Agreement dated January 18, 2012 among PNM, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent

10.3**	PNMR	Amendment to the PNMR Long-Term Care Insurance Policy effective December 31, 2011 (terminating the plan)

10.4**	PNMR	Second Amendment to the PNM Resources, Inc. Officer Retention Plan executed December 16, 2011.

10.5**	PNMR	Fifth Amendment to the PNM Resources, Inc. Officer Life Insurance Plan executed December 16, 2011.

10.6**	PNMR	Amendment to Corporate Policy Absence from Work Policy 125 executed December 16, 2011.

10.7**	PNMR	2012 Director Compensation Summary

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

21	PNMR	Certain subsidiaries of PNM Resources, Inc.

23.1	PNMR	Consent of Deloitte & Touche LLP for PNM Resources, Inc.

23.2	PNM	Consent of Deloitte & Touche LLP for Public Service Company of New Mexico

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Financial Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	PNMR	Unaudited Pro Forma Consolidated Statements of Earnings of PNMR for the year ended December 31, 2011

101.INS	PNMR	XBRL Instance Document

101.SCH	PNMR	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR	XBRL Taxonomy Extension Presentation Linkbase Document

D- 1

(a) -3- B.	Exhibits Incorporated By Reference:
The documents listed below are being filed (as shown above) or have been previously filed on behalf of PNM Resources, PNM or TNMP and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
Plan of Acquisition
2.1	Stock Purchase Agreement dated as of September 23, 2011 among PNMR, TNP Enterprises, Inc. and Direct LP, Inc.	2.1 to PNMR's Current Report on Form 8K filed September 23, 2011	1-32464 PNMR

2.2	Asset Purchase Agreement dated January 12, 2008 among PNM, Continental Energy Systems, LLC and New Mexico Gas Company, Inc.	2.0 to PNM's Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

2.3	Contribution Agreement, dated as of June 1, 2007, among EnergyCo, LLC, PNM Resources, and ECJV Holdings, LLC	2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-32462 PNMR

Articles of Incorporation and By-laws
3.1	Articles of Incorporation of PNM Resources, as amended to date (Certificate of Amendment dated October 27, 2008 and Restated Articles of Incorporation dated August 3, 2006)	3.1 to the Company's Current Report on Form 8-K filed November 21, 2008	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNM Resources, Inc. with all amendments to and including December 8, 2009	3.1 to the Company's Current Report on Form 8-K filed December 11, 2009	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP as amended effective June 26, 2011	3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011	2-97230 TNMP

Indentures‡
PNMR
4.1	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR's Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.2	Supplemental Indenture No. 1, dated as of March 30, 2005, between the Company and JPMorgan Chase Bank, N.A. as Trustee, with Form of Senior Note included as Exhibit A thereto	10.3 to PNMR's Current Report on Form 8-K filed March 31, 2005	333-32170 PNMR

4.3	Supplemental Indenture No. 2, dated as of May 16, 2008 between PNMR and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.), as trustee	4.3 to PNMR's Current Report on Form 8-K filed May 21, 2008	1-32462 PNMR

4.4	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNMR, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 15, 2005 PNMR Indenture)	4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-32462 PNMR

4.5	Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee	4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.6	Supplemental Indenture, dated as of October 7, 2005, between PNMR and U.S. Bank National Association, as trustee, with Form of Senior Note included as Exhibit A thereto	4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

4.7	Supplemental Indenture No. 2, dated as of August 4, 2008 between PNMR and U.S. Bank National Association, as trustee	4.3 to PNMR's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

4.8	Registration Rights Agreement, dated as of October 7, 2005, between PNMR, as issuer and Cascade Investment, LLC, as initial holder.	4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005	1-32462 PNMR

PNM
4.9	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.10	First Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.5 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.11	Second Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.6 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.12	Third Supplemental Indenture, dated as of October 1, 1999 to Indenture dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.6.1 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 1999	1-6986 PNM

4.13	Fourth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee	4.6.2 to PNM's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.14	Fifth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.3 to PNM's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.15	Sixth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.4 to PNM's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.16
Seventh Supplemental Indenture, dated as of June 1, 2007 to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank), as Trustee
		4.23 to PNM's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-6986 PNM

4.17
Eighth Supplemental Indenture, dated as of June 1, 2010 to Indenture dated as of March 11, 1988, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee
		10.1 to PNM's Current Report on Form 8-K filed July 29, 2010	1-6986 PNM

4.18	Ninth Supplemental Indenture, dated as of June 1, 2010 to Indenture dated as of March 11, 1988, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee	10.2 to PNM's Current Report on Form 8-K filed July 29, 2010	1-6986 PNM

4.19	Agreement of Resignation, Appointment and Acceptance effective as of May 1, 2011, among PNM, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 11, 1998 PNM Indenture)	4.2 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

4.20	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM's Registration Statement No. 333-53367	333-53367 PNM

4.21	First Supplemental Indenture, dated August 1, 1998, supplemental to Indenture, dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.3 to PNM's Current Report on Form 8-K Dated August 7, 1998	1-6986 PNM

4.22	Second Supplemental Indenture, dated September 1, 2003, supplemental to Indenture, dated as of August 1, 1998, between PNM and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as Trustee	4.7.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	1-6986 PNM

4.23	Third Supplemental Indenture, dated as of May 13, 2008 between PNM and The Bank of New York Trust Company, N.A. as trustee	4.2 to PNM's Current Report on Form 8-K filed May 15, 2008	1-6986 PNM

4.24	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNM, The Bank of New York Mellon Trust Company and Union Bank, N.A. (for August 1, 1998 PNM Indenture)	4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-6986 PNM

4.25	Fourth Supplemental Indenture, dated as of October 12, 2011, to the Indenture, dated as of August 1, 1998, between PNM and Union Bank, N.A. (ultimate successor to The Chase Manhattan Bank), as trustee	4.2 to PNM's Current Report on Form 8-K filed October 12, 2011	1-6986 PNM

TNMP
4.26	The First Mortgage Indenture dated as of March 23, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP's Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.27	The First Supplemental Indenture dated as of March 23, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.2 to TNMP's Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.28	The Second Supplemental Indenture dated as of March 25, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.3 to TNMP's Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.29	The Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP's current Report on Form 8-K filed May 6, 2009	2-97230 TNMP

4.30
First Amendment dated as of December 16, 2010 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee to The Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee
		4.1 to TNMP's Current Report on Form 8-K filed December 17, 2010	2-97230 TNMP

4.31	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among TNMP, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 23, 2009 TNMP Indenture)	4.4 to TNMP's Quarterly Report Form 10-Q for the quarter ended June 30, 2011	2-97230 TNMP

4.32	Fourth Supplemental Indenture dated as of September 30, 2011 between TNMP and Union Bank, N.A., as Trustee	4.1 to TNMP's 8-K filed October 6, 2011	2-97230 TNMP

4.33	Indenture, dated January 1, 1999 between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(w) to TNMP's Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.34	First Supplemental Indenture, dated January 1, 1999, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4(x) to TNMP's Annual Report on Form 10-K for the year ended December 31, 1998	2-97230 TNMP

4.35	Second Supplemental Indenture, dated June 1, 2003, to Indenture, dated January 1, 1999, between TNMP and JPMorgan Chase Bank (successor to The Chase Bank of Texas, N. A.), as Trustee	4 to TNMP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	2-97230 TNMP

Material Contracts
10.8
Credit Agreement, dated as of October 31, 2011, among PNM Resources, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Union Bank, N.A., as Syndication Agent
		10.1 to the Company's Current Report on Form 8-K filed October 31, 2011	1-32462 PNMR

10.9	First Amendment to Credit Agreement dated January 18, 2012 among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent	10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.10	Letter Agreement, dated as of February 28, 2011, between PNM Resources, Inc. and Cascade Investment, L.L.C.	10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-32462 PNMR

10.11	Letter Agreement, dated as of May 5, 2011, between PNM Resources, Inc. and Cascade Investment, L.L.C.	10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-32462 PNMR

10.12	Sale and Purchase Agreement, dated as of November 4, 2011, between PNMR and Cascade Investment, L.L.C.	10.1 to PNMR's Current Report on Form 8-K filed November 4, 2011	1-32462 PNMR

10.13	Sale and Purchase Agreement dated as of September 23, 2011 between PNM Resources, Inc. and Cascade Investment, L.L.C.	10.1 to PNMR's Current Report on Form 8-K filed September 23, 2011	1-32462 PNMR

10.14	Credit Agreement, dated as of October 31, 2011, among PNM, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Union Bank, N.A., as Syndication Agent	10.2 to PNM's Current Report on Form 8-K filed October 31, 2011	1-6986 PNM

10.15	First Amendment to Credit Agreement dated January 18, 2012 among PNM, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10.2 to PNM's Annual Report on Form 10-K for the year ended December 31, 2011	1-6986 PNM

10.16	Term Loan Credit Agreement dated as of September 30, 2011, among TNMP, as borrower, the lenders identified therein, and JPMorgan Chase Bank, N.A., as administrative agent	10.1 to TNMP's Current Report on Form 8-K filed October 6, 2011	2-97230 TNMP

10.17	Amended and Restated Credit Agreement, dated as of December 16, 2010, among TNMP, the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent	10.1 to TNMP's Current Report on Form 8-K filed December 17, 2010	2-97230 TNMP

10.18
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of September 30, 2011 by and among TNMP, the institutions parties thereto as lenders, and JPMorgan Chase Bank, N.A. as administrative agent
		10.2 to TNMP's Current Report on Form 8-K filed October 6, 2011	2-97230 TNMP

10.19**	PNM Resources, Inc. Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009 (“PEP”)	4.1 to PNM Resources' Form S-8 Registration Statement filed May 20, 2009	333-159361 PNMR

10.20**	Amendment dated May 17, 2011 to PNMR's Second Amended and Restated Omnibus Performance Equity Plan	10.1 to PNMR's Current Report Form 8-K filed May 20, 2011	1-32462 PNMR

10.21**	PNM Resources, Inc. 2011 Officer Short Term Cash Incentive Plan dated April 29, 2011	10.4 to the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-32462 PNMR

10.22**	PNM Resources, Inc. 2011 Long-Term Incentive Transition Plan, dated April 29, 2011	10.5 to the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-32462 PNMR

10.23**	PNM Resources, Inc. 2011 Long-Term Incentive Plan Terms and Conditions, dated March 22, 2011	10.6 to the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-32462 PNMR

10.24**	Description of 2010 long term incentive program for named executive officers	Item 5.02(e) of PNM Resources' Current Report on Form 8-K filed March 25, 2010	1-32462 PNMR

10.25**	Form of Stock Option Award Agreement for non-qualified stock options granted under PEP in 2010	10.3 to PNMR's Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.26**	Form of Performance Restricted Stock Rights Award Agreement for performance-based, time-vested restricted stock rights awards based on adjusted cash earnings granted under PEP in 2010	10.4 to PNMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-32464 PNMR

10.27**	Form of Performance Cash Award Agreement for performance cash awards based on adjusted cash earnings granted under PEP in 2010	10.5 to PNMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-32462 PNMR

10.28**	Form of Performance Restricted Stock Rights Award Agreement for performance-based, time-vested restricted stock rights awards based on adjusted cash earnings granted under PEP in 2009
10.4 to PNMR's Current Report on Form 8-K filed May 26, 2009 (the 2009 long-term incentive program for named executive officers is described in Item 5.02(e) of this Current Report on Form 8-K filed May 26, 2009)
1-32462 PNMR

10.29**	Form of Performance Cash Award Agreement for performance cash awards based on adjusted cash earnings granted under PEP in 2009	10.5 to PNMR's Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.30**	Form of Performance Share Award Agreement for performance share awards based on special purpose performance criteria granted under the PEP in 2009	10.6 to PNMR's Current Report on form 8-K filed May 26, 2009	1-32462 PNMR

10.31**	Form of Performance Cash Award Agreement for performance cash awards based on special purpose performance criteria granted under the PEP in 2009	10.7 to PNMR's Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.32**	Form of Restricted Stock Rights Award Agreement for time-vested stock rights awards granted under PEP in May 2009	10.8 to PNMR's Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.33**	Form of the award agreement for non- qualified stock options granted under the PEP in 2007-2009	10.2 to the Company's Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.34**	Form of award agreement for restricted stock rights granted under the PEP in 2007, 2008 and February 2009	10.3 to the Company's Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.35**	2012 Director Compensation Summary	10.7 to PNMR's Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.36**	Changes in Director Compensation
10.2 to the Company's Current Report on Form 8-K filed March 1, 2011 (for 2011 compensation) and 10.1 to PNMR's Quarterly Report on Form 10- Q for the quarter ended March 31, 2010 (for 2010 compensation)
1-32462 PNMR

10.37**	Form of award notice for restricted stock awards and stock options granted to directors and officers under the PEP	10.3 to the Company's Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.38**	PNM Resources, Inc. Executive Spending Account Plan (amended and restated effective January 1, 2011)	10.4 to the Company's Current Report on Form 8-K filed March 1, 2011	333-32170 PNMR

10.39**	PNM Resources, Inc. Executive Savings Plan II (amended and restated effective January 1, 2009)	4.1 to PNMR's Registration Statement on Form S-8 (333-156243) filed December 17, 2008	333-156243 PNMR

10.40**	PNM Resources, Inc. After-Tax Retirement Plan effective January 1, 2009	10.5 to PNMR's Annual Report on Form 10-K for he fiscal year ended December 31, 2008	1-32462 PNMR

10.41**	2009 Officer Incentive Plan	10.2 to PNM Resources' Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.42**	2010 Officer Incentive Plan	10.3 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-32462 PNMR

10.43**	Performance Cash Program for the Utilities President (Patricia K. Collawn)	10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	1-32462 PNMR

10.44**	Summary of Executive Time Off Policy Effective January 1, 2006	10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.45**	Amendment to Corporate Policy Absence from Work Policy 125 executed December 16, 2011	10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.46**	Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 16, 1988) (refiled)	10.23 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.47**	First Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (August 30, 1988) (refiled)	10.23.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.48**	Second Amendment to Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) (December 29, 1989) (refiled)	10.23.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.49**	Second [Third] Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan (1988) dated December 8, 1992	10.22.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2004.	1-6986 PNM

10.50**	Fourth Amendment to the Restated and Amended Public Service Company of New Mexico Accelerated Management Performance Plan, as amended effective December 7, 1998	10.23.4 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.51**	Fifth Amendment dated November 27, 2002 to the Restated and Amended PNM Resources, Inc. Accelerated Performance Management Plan	10.23.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.52**	Sixth Amendment dated December 9, 2003 to the PNM Resources, Inc. Restated and Amended Accelerated Performance Management Plan	10.23.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.53**	Seventh Amendment dated November 21, 2008 to the PNM Resources, Inc. Accelerated Management Performance Plan	10.4 to PNMR's Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.54**	PNM Resources, Inc. Non-Union Severance Pay Plan effective August 1, 2007 (amended and restated)	10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.55**	First Amendment to the PNM Resources Non-Union Severance Pay Plan executed November 20, 2008	10.3 to PNMR's Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.56**	PNM Service Bonus Plan dated October 23, 1984	19.4 to PNM's Quarterly Report on Form 10-Q or the quarter ended September 30, 1988	1-6986 PNM

10.57**	First Amendment dated November 20, 1985 to PNM Service Bonus Plan	10.11.1 to PNM's Annual Report on Form 10-K for the fiscal year ending December 31, 1985	1-6986 PNM

10.58**	Second Amendment dated December 29, 1989 to PNM Service Bonus Plan	10.27.2 to PNM's Annual Report on Form 10-K for the fiscal year ending December 31, 1989	1-6986 PNM

10.59**	Second [Third] Amendment dated December 7, 1998 to PNM Service Bonus Plan	10.45 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.60**	Fourth Amendment dated November 27, 2002 to PNM Resources, Inc. Service Bonus Plan	10.45.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.61**	Fifth Amendment dated December 9, 2003 to PNM Resources, Inc. Service Bonus Plan	10.45.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.62**	Public Service Company of New Mexico OBRA '93 Retirement Plan effective November 15, 1993	10.4 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993	1-6986 PNM

10.63**	First Amendment to the Public Service Company of New Mexico OBRA '93 Retirement Plan, as amended effective December 7, 1998	10.48.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999	1-6986 PNM

10.64**	Second Amendment dated November 27, 2002 to the PNM Resources, Inc. OBRA '93 Retirement Plan	10.48.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.65**	Third Amendment dated December 9, 2003 to the PNM Resources, Inc. OBRA '93 Retirement Plan	10.48.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003	333-32170 PNMR

10.66**	Public Service Company of New Mexico Section 415 Plan dated January 1, 1994	10.50 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.67**	First Amendment dated December 7, 1998 and Second Amendment dated August 7, 1999 to PNM Section 415 Plan and Third Amendment dated November 27, 2002 to the PNM Resources, Inc. Section 415 Plan	10.50.1 to the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 2002	333-32170 PNMR

10.68**	Fourth Amendment dated December 9, 2003 to the PNM Resources, Inc. Section 415 Plan	10.50.2 to the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 2003	333-32170 PNMR

10.69**	PNM Resources, Inc. Officer Retention Plan executed September 2, 2008 (amended and restated effective January 1, 2009)	10.1 to the Company's Quarterly Report in Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.70**	First Amendment to PNM Resources, Inc. Officer Retention Plan executed November 20, 2008	10.8 to the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.71**	Second Amendment to the PNM Resources, Inc. Officer Retention Plan executed December 16, 2011	10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.72**	PNM Resources Executive Spending Account Plan dated December 9, 2003	10.52 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2003	333-32170 PNMR

10.73**	First Amendment to PNM Resources Executive Spending Account Plan effective January 1, 2004	10.52.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.74**	Second Amendment to PNMR's Executive Spending Account Plan executed August 28, 2008	10.2 to PNMR's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.75**	Third Amendment to PNMR's Executive Spending Account Plan effective January 1, 2009	10.7 to PNMR's Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.76**	Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan effective March 10, 1998	10.74 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.77**	First Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan Dated February 7, 2000	10.74.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000	1-6986 PNM

10.78**	Second Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 7, 1998	10.74.2 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.79**	Third Amendment to the Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan, effective December 10, 2000	10.74.3 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.80**	Fourth Amendment to Third Restated and Amended Public Service Company of New Mexico Performance Stock Plan dated December 31, 2001	4.3.5 to PNM Resources' Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03303 PNMR

10.81**	Fifth Amendment to the Third Restated and Amended PNM Resources, Inc. Performance Stock Plan dated September 6, 2002	10.74.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002	333-32170 PNMR

10.82**	PNM Resources, Inc. Director Retainer Plan, dated December 31, 2001	4.3 to PNM Resources, Inc. Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03289 PNMR

10.83**	First Amendment dated February 17, 2003 to PNM Resources, Inc. Director Retainer Plan	10.40.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	333-32170 PNMR

10.84**	Supplemental Employee Retirement Agreement for Patrick T. Ortiz (amended and restated effective January 1, 2009)	10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.85**	Retainer Agreement between the Company and Patrick T. Ortiz dated July 28, 2009 (assigned on December 10, 2009, for billing and collection purposes only, to Cuddy & McCarthy, LLP)	10.1 to PNMR's Current Report on Form 8-K filed July 30, 2009	1-32462 PNMR

10.86**	Executive Transition Agreement between the Company and Patrick T. Ortiz dated July 28, 2009	10.2 to PNMR's Current Report on Form 8-K filed July 30, 2009	1-32462 PNMR

10.87**	Supplemental Employee Retirement Agreement for Jeffry E. Sterba (amended and restated effective January 1, 2009)	10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.88**	Amended and Restated Retention Bonus Agreement for Jeffry E. Sterba executed September 7, 2007	10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.89**	First Amendment to the Retention Bonus Agreement between PNMR and Jeffrey E. Sterba effective January 1, 2009	10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.90**	PNM Resources Officer Life Insurance Plan dated April 28, 2004	10.24.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.91**	First Amendment to PNM Resources Officer Life Insurance Plan dated December 16, 2004	10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.	333-32170 PNMR

10.92**	Second Amendment to PNM Resources Officer Life Insurance Plan executed April 15, 2007	10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.93**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR's Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.94**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR's Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.95**	Fifth Amendment to the PNM Resources, Inc. Officer Life Insurance Plan executed December 16, 2011	10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.96**	Long Term Care Insurance Plan effective January 1, 2003	10.87 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.97**	Amendment to the PNM Resources, Inc. Long Term Care Insurance Plan effective December 31, 2011 (terminating the Plan)	10.3 to PNMR's Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.98**	Executive Long Term Disability effective January 1, 2003	10.88 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.99	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM's Registration Statement No. 2-26116	2-26116 PNM

10.100
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.101	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.102	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.103	Water Supply Agreement between the Jicarilla Apache Tribe and Public Service Company of New Mexico, dated July 20, 2000	10.5 to PNM's Quarterly Report of Form 10-Q for the quarter ended September 30, 2001	1-6986 PNM

10.104
Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973
		5-T to PNM's Registration Statement No. 2-50338	2-50338 PNM

10.105	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.106	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.107	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.108	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM's Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.109	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM's Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.110	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.111	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 1990	1-6986 PNM

10.112	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.113	Amendment No. 15 to the Arizona Nuclear Power Project Participation Agreement dated November 29, 2010 and effective January 1, 2010	10.1 to PNM's Current Report on Form 8-K filed March 1, 2011	1-6986 PNM

10.114	Underground Coal Sales Agreement, dated August 31, 2001 among San Juan Coal Company, PNM and Tucson Electric Power Company
10.85 to PNM's Quarterly Report on Form 10-Q for the quarter ending September 31, 2001 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.115	Amendment One to Underground Coal Sales Agreement dated December 15, 2003 among San Juan Coal Company, PNM and Tucson Electric Coal Company
10.9.1 to PNM's Amended Report on Form 10-K for fiscal year ended December 31, 2003 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.116	Amendment Two to Underground Coal Sales Agreement effective September 15, 2004 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.9.2 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1-6986 PNM

10.117
Amendment Three to Underground Coal Sales Agreement executed April 29, 2005 among San Juan Coal Company, PNM and Tucson Electric Coal Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.86.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-6986 PNM

10.118	Amendment Four to Underground Coal Sales Agreement effective March 7, 2007 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.89 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-6986 PNM

10.119
Amendment Five to Underground Coal Sales Agreement executed December 21, 2007 among San Juan Coal Company, PNM and Tucson Electric Power Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.95 to PNM's Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

10.120	Participation Agreement among PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust dated as of December 31, 1981 (refiled)	10.14 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.121
Participation Agreement dated as of June 30, 1983 among Security Trust Company, as Trustee, PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust (refiled)
		10.61 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.122
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

10.123*
Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.18 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.124*	Amendment No. 4 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of December 16, 1985	10.18.5 to the PNM's Quarter Report on Form10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.125
Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.19 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.126	Facility Lease dated as of August 12, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1 and 2 thereto (refiled)	10.20 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.127
Amendment No. 2 dated as of April 10, 1987 to Facility Lease dated as of August 12, 1986, as amended, between The First National Bank of Boston, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of August 12, 1986, with MFS Leasing Corp., Lessor and Public Service Company of New Mexico, Lessee (refiled)
		10.20.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.128	Amendment No. 3 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of August 12, 1986	10.20.4 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.129
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)
		10.21 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.130
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)
		10.22 to PNM's Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.131
Amendment No. 2 dated as of April 10, 1987 to the Facility Lease dated as of August 12, 1986 between The First National bank of Boston, as Owner Trustee, and PNM. (Unit 2 transaction.) (This is an amendment to a Facility Lease which is substantially similar to the Facility Lease filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated August 18, 1986)
		10.53 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1987	1-6986 PNM

10.132	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.133	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.134	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2003	1-6986 PNM

10.135
Refunding Agreement No. 8A, dated as of December 23, 1997, among PNM, the Owner Participant Named Therein, State Street Bank and Trust Company, as Owner Trustee, The Chase Manhattan Bank, as Indenture Trustee, and First PV Funding Corporation
		10.73 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.136	PVNGS Capital Trust-Variable Rate Trust Notes-PVNGS Note Agreement dated as of July 31, 1998	10.76 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998	1-6986 PNM

10.137	Stipulation in the matter of PNM's transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.138	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNM Resources and TNMP for approval of the TNP acquisition	10.134 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

10.139
Settlement Agreement dated February 3, 2005, between PNM Resources, Inc. and Texas-New Mexico Power Company, the cities of Dickenson, Lewisville, La Marque, Ft. Stockton and Friendswood, Texas, the Legal and Enforcement Division of the Public Utility Commission of Texas, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers and the Alliance for Retail Markets
		10.1-10.1.7 to the Company's Current Report on Form 8-K filed February 7, 2005	1-32462 PNMR/ TNMP

10.140	Consent Decree entered into by PNM on March 9, 2005 relating to the citizen suit under the Clean Air Act and the excess emissions report matter for SJGS	10.135 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-6986 PNM

10.141
Settlement and Release of Claims Agreement dated February 11, 2010 among PNM, PG&E, SDG&E, CPUC, California ex. rel. Edmund G. Brown, Jr., Attorney General and the California Dept. of Water Resources (collectively, “PNM and the California Parties”) (relating to certain 2000-2001 transactions in California energy markets)
		10.1 to PNM's Current Report on Form 8-K filed February 12, 2010	1-6986 PNM

10.142	Agreement for Disposition of Escrowed Funds dated January 11, 2010 among PNM and the California Parties	10.1 to PNM's current Report on Form 8-K filed January 14, 2010	1-6986 PNM

Subsidiaries
21	Certain subsidiaries of PNM Resources	21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

Additional Exhibits
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
		99.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

99.3
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indentures Nos. 1 and 2 (refiled)
		99.3 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

99.4
Supplemental Indenture No. 3 dated as of March 8, 1995, to Trust Indenture Mortgage, Security Agreement and Assignment of Rents between The First National Bank of Boston and Chemical Bank dated as of December 16, 1985
		99.3.3 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

99.5*	Assignment, Assumption and Further Agreement dated as of December 16, 1985, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.4 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

99.6
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
		99.5 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.7
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of July 31, 1986, between The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indenture No. 1 thereto (refiled)
		99.6 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.8	Assignment, Assumption, and Further Agreement dated as of July 31, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.7 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.9
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
		99.8 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.10*	Amendment No. 1 dated as of November 18, 1986, to Participation Agreement dated as of August 12, 1986 (refiled)	99.8.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.11*
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of August 12, 1986, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indenture No. 1 thereto (refiled)
		99.9 to PNM's Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.12
Supplemental Indenture No. 2 dated as of March 8, 1995, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents between The First National Bank of Boston and Chemical Bank dated as of August 12, 1986
		99.9.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

99.13*	Assignment, Assumption, and Further Agreement dated as of August 12, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.10 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.14*
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
		99.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.15
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee (Unit 1 Transaction) (refiled)
		99.12 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.16
Assignment, Assumption and Further Agreement dated as of December 15, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (Unit 1 Transaction) (refiled)
		99.13 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.17
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
		99.14 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.18
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee (Unit 2 Transaction) (refiled)
		99.15 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.19
Assignment, Assumption, and Further Agreement dated as of December 15, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (Unit 2 Transaction) (refiled)
		99.16 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.20*	Waiver letter with respect to “Deemed Loss Event” dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled)	99.17 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.21*	Waiver letter with respect to Deemed Loss Event” dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled)	99.18 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.22
Agreement No. 13904 (Option and Purchase of Effluent), dated April 23, 1973, among Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, the Cities of Phoenix, Glendale, Mesa, Scottsdale, and Tempe, and the Town of Youngtown (refiled)
		99.19 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.23
Agreement for the Sale and Purchase of Wastewater Effluent, dated June 12, 1981, Among Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District and the City of Tolleson, as amended (refiled)
		99.20 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.24
Municipal Effluent Purchase and Sale Agreement dated April 23, 2010 between Cities of Phoenix, Mesa, Tempe, Scottsdale and Glendale, Arizona municipal corporations; and APS, SRP, acting on behalf of themselves and EPE, SCE, PNM, SCPPA, and Los Angeles Department of Water and Power
		10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-6986 PNM

99.25*
1996 Supplemental Indenture dated as of September 27, 1996 to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 between State Street Bank and Trust Company, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee
		99.21 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996	1-6986 PNM

99.26
1997 Supplemental Indenture, dated as of December 23, 1997, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents, dated as of August 12, 1986, between State Street Bank and Trust, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee
		99.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006	1-6986 PNM

 * One or more additional documents, substantially identical in all material respects to this exhibit, have been entered into, relating to one or more additional sale and leaseback transactions. Although such additional documents may differ in other respects (such as dollar amounts and percentages), there are no material details in which such additional documents differ from this exhibit.
**  Designates each management contract or compensatory plan or arrangement required to be identified pursuant to paragraph 3 of Item 15(a) of Form 10-K.
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

PNM RESOURCES, INC.
(Registrant)

Date:	February 29, 2012	By	/s/ P. K. Collawn
P. K. Collawn
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Director	February 29, 2012
P. K. Collawn
Chairman, President, and
Chief Executive Officer

/s/ C. N. Eldred	Principal Financial Officer	February 29, 2012
C. N. Eldred
Executive Vice President and
Chief Financial Officer

/s/ T. G. Sategna	Principal Accounting Officer	February 29, 2012
T. G. Sategna
Vice President and
Corporate Controller

/s/ A. E. Archuleta	Director	February 29, 2012
A. E. Archuleta

/s/ J. A. Dobson	Director	February 29, 2012
J. A. Dobson

/s/ R. R. Nordhaus	Director	February 29, 2012
R. R. Nordhaus

/s/ M. T. Pacheco	Director	February 29, 2012
M. T. Pacheco

/s/ B. S. Reitz	Director	February 29, 2012
B. S. Reitz

/s/ D. K. Schwanz	Director	February 29, 2012
D. K. Schwanz

/s/ B. W. Wilkinson	Director	February 29, 2012
B. W. Wilkinson

/s/ J. B. Woodard	Director	February 29, 2012
J. B. Woodard

E-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	February 29, 2012	By	/s/ P. K. Collawn
P. K. Collawn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	February 29, 2012
P. K. Collawn
President and
Chief Executive Officer

/s/ C. N. Eldred	Principal Financial Officer and Director	February 29, 2012
C. N. Eldred
Executive Vice President and
Chief Financial Officer

/s/ T. G. Sategna	Principal Accounting Officer	February 29, 2012
T. G. Sategna
Vice President and
Corporate Controller

/s/ R. N. Darnell	Director	February 29, 2012
R. N. Darnell

/s/ R. E. Talbot	Director	February 29, 2012
R. E. Talbot

E-2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date:	February 29, 2012	By	/s/ P. K. Collawn
P. K. Collawn
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	February 29, 2012
P. K. Collawn
Chief Executive Officer

/s/ T. G. Sategna	Principal Financial Officer and Principal Accounting Officer	February 29, 2012
T. G. Sategna
Vice President and
Controller

/s/ R. N. Darnell	Director	February 29, 2012
R. N. Darnell

/s/ C. N. Eldred	Director	February 29, 2012
C. N. Eldred

/s/ R. E. Talbot	Director	February 29, 2012
R. E. Talbot

/s/ J. N. Walker	Director	February 29, 2012
J. N. Walker

E-3