Form 10-Q
period 2012-03-31
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2012-05-04
CIK 22767, 81023, 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of April 27, 2012 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of April 27, 2012 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the Parent of SJCC
Board	Board of Directors of PNMR
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CO2	Carbon Dioxide
CTC	Competition Transition Charge
Decatherm	Million British Thermal Units
Delta	Delta-Person Generating Station
DOE	United States Department of Energy
DOI	United States Department of Interior
ECJV	ECJV Holdings, LLC, a wholly owned subsidiary of Cascade Investment, L.L.C.
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
First Choice	FCP Enterprises, Inc. and Subsidiaries
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
IRP	Integrated Resource Plan
ISO	Independent System Operator
KW	Kilowatt
KWh	Kilowatt Hour
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NERC	North American Electric Reliability Corporation
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.

NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
O&M	Operations and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
Optim Energy	Optim Energy, LLC, a limited liability company, formerly known as EnergyCo, LLC
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Revolving Credit Facility	PNM's $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Revolving Credit Facility	PNMR's $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico's Renewable Energy Act of 2004
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RFP	Request for Proposal
RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standard
SCE	Southern California Edison Company
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP Revolving Credit Facility	TNMP’s $75 Million Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Valencia	Valencia Energy Facility
VaR	Value at Risk

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Electric Operating Revenues	$305,374	$387,663
Operating Expenses:
Cost of energy	91,847	158,507
Administrative and general	44,800	58,465
Energy production costs	45,128	48,652
Depreciation and amortization	38,414	38,473
Transmission and distribution costs	16,248	16,877
Taxes other than income taxes	15,208	14,469
Total operating expenses	251,645	335,443
Operating income	53,729	52,220
Other Income and Deductions:
Interest income	3,292	4,028
Gains on investments held by NDT	4,454	5,902
Other income	2,645	995
Other deductions	(4,551)	(3,072)
Net other income (deductions)	5,840	7,853
Interest Charges	29,566	30,615
Earnings before Income Taxes	30,003	29,458
Income Taxes	9,526	9,506
Net Earnings	20,477	19,952
(Earnings) Attributable to Valencia Non-controlling Interest	(3,265)	(3,183)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Net Earnings Attributable to PNMR	$17,080	$16,637
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.21	$0.18
Diluted	$0.21	$0.18
Dividends Declared per Common Share	$0.145	$0.125

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net Earnings	$20,477	$19,952
Other Comprehensive Income:
Unrealized Gain on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(7,415) and $(3,453)	11,314	5,269
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $3,546 and $2,070	(5,411)	(3,158)
Changes in unrecognized amounts of pension and postretirement benefits, net of income tax (expense) benefit of $(476) and $1,026	727	(1,614)
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $59 and $(9)	(106)	23
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(15) and $(87)	27	154
Total Other Comprehensive Income	6,551	674
Comprehensive Income	27,028	20,626
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,265)	(3,183)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Comprehensive Income Attributable to PNMR	$23,631	$17,311

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$20,477	$19,952
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	48,777	48,458
Bad debt expense	967	5,062
Deferred income tax expense	9,601	9,312
Net unrealized (gains) on derivatives	(3,502)	(11,002)
Realized (gains) on investments held by NDT	(4,454)	(5,902)
Stock based compensation expense	1,236	945
Other, net	(1,438)	(1,055)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	13,671	8,231
Materials, supplies, and fuel stock	(3,058)	691
Other current assets	1,854	8,836
Other assets	(270)	(918)
Accounts payable	737	(7,838)
Interest and taxes	20,749	22,969
Other current liabilities	(29,474)	(26,354)
Proceeds from governmental grants	20,859	—
Other liabilities	(83,129)	(12,649)
Net cash flows from operating activities	13,603	58,738

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(84,018)	(63,129)
Proceeds from sales of investments held by NDT	26,760	48,120
Purchases of investments held by NDT	(27,395)	(48,938)
Return of principal on PVNGS lessor notes	12,632	15,374
Proceeds from sales of utility plant	1,367	—
Other, net	1,064	(365)
Net cash flows from investing activities	(69,590)	(48,938)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	67,100	2,000
Proceeds from stock option exercise	5,005	1,265
Purchases to satisfy awards of common stock	(11,088)	(2,752)
Dividends paid	(10,089)	(11,563)
Equity transactions with Valencia’s owner	(4,009)	(3,932)
Proceeds from transmission interconnection agreements	953	152
Other, net	—	2,566
Net cash flows from financing activities	47,872	(12,264)

Change in Cash and Cash Equivalents	(8,115)	(2,464)
Cash and Cash Equivalents at Beginning of Period	15,091	15,404
Cash and Cash Equivalents at End of Period	$6,976	$12,940

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$4,312	$6,061
Income taxes paid, net	$1,500	$—

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$6,976	$15,091
Accounts receivable, net of allowance for uncollectible accounts of $1,873 and $1,778	78,361	87,794
Unbilled revenues	52,196	57,401
Other receivables	48,533	71,069
Materials, supplies, and fuel stock	57,289	54,231
Regulatory assets	42,415	44,993
Commodity derivative instruments	7,003	3,713
Income taxes receivable	96,877	95,130
Other current assets	38,297	33,397
Total current assets	427,947	462,819
Other Property and Investments:
Investment in PVNGS lessor notes	67,742	79,049
Investments held by NDT	183,711	168,851
Other investments	10,612	12,207
Non-utility property, net of accumulated depreciation of $126 and $120	4,627	4,631
Total other property and investments	266,692	264,738
Utility Plant:
Plant in service and plant held for future use	5,142,887	5,120,167
Less accumulated depreciation and amortization	1,731,614	1,705,520
	3,411,273	3,414,647
Construction work in progress	152,734	132,420
Nuclear fuel, net of accumulated amortization of $42,593 and $36,411	92,217	80,067
Net utility plant	3,656,224	3,627,134
Deferred Charges and Other Assets:
Regulatory assets	477,271	482,155
Goodwill	278,297	278,297
Commodity derivative instruments	799	—
Other deferred charges	90,666	89,470
Total deferred charges and other assets	847,033	849,922
	$5,197,896	$5,204,613

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$149,800	$82,700
Current installments of long-term debt	2,387	2,387
Accounts payable	89,992	103,139
Customer deposits	16,669	15,971
Accrued interest and taxes	75,610	53,114
Commodity derivative instruments	2,169	1,632
Dividends declared	11,682	10,089
Current portion of accumulated deferred income taxes	9,080	9,080
Other current liabilities	71,877	95,156
Total current liabilities	429,266	373,268
Long-term Debt	1,671,792	1,671,626
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	660,127	645,099
Accumulated deferred investment tax credits	15,214	15,771
Regulatory liabilities	426,009	418,098
Asset retirement obligations	80,848	79,233
Accrued pension liability and postretirement benefit cost	136,792	224,766
Commodity derivative instruments	2,568	2,437
Other deferred credits	101,222	106,378
Total deferred credits and other liabilities	1,422,780	1,491,782
Total liabilities	3,523,838	3,536,676
Commitments and Contingencies (See Note 9)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock outstanding (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,187,975	1,193,191
Accumulated other comprehensive income (loss), net of income taxes	(60,305)	(66,856)
Retained earnings	453,180	447,650
Total PNMR common stockholders’ equity	1,580,850	1,573,985
Non-controlling interest in Valencia	81,679	82,423
Total equity	1,662,529	1,656,408
	$5,197,896	$5,204,613

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholder's Equity		Total Equity
	(In thousands)
Balance at December 31, 2011	$1,193,191	$(66,856)	$447,650	$1,573,985	$82,423	$1,656,408
Proceeds from stock option exercise	5,005	—	—	5,005	—	5,005
Purchases to satisfy awards of common stock	(11,088)	—	—	(11,088)	—	(11,088)
Excess tax (shortfall) from stock-based payment arrangements	(369)	—	—	(369)	—	(369)
Stock based compensation expense	1,236	—	—	1,236	—	1,236
Valencia’s transactions with its owner	—	—	—	—	(4,009)	(4,009)
Net earnings before subsidiary preferred stock dividends	—	—	17,212	17,212	3,265	20,477
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Total other comprehensive income	—	6,551	—	6,551	—	6,551
Dividends declared on common stock	—	—	(11,550)	(11,550)	—	(11,550)
Balance at March 31, 2012	$1,187,975	$(60,305)	$453,180	$1,580,850	$81,679	$1,662,529

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Electric Operating Revenues	$250,416	$234,238
Operating Expenses:
Cost of energy	80,557	89,214
Administrative and general	39,050	34,337
Energy production costs	45,128	48,652
Depreciation and amortization	23,634	23,735
Transmission and distribution costs	10,843	11,607
Taxes other than income taxes	9,099	8,528
Total operating expenses	208,311	216,073
Operating income	42,105	18,165
Other Income and Deductions:
Interest income	3,335	4,057
Gains on investments held by NDT	4,454	5,902
Other income	1,834	301
Other deductions	(1,306)	(986)
Net other income (deductions)	8,317	9,274
Interest Charges	18,493	18,080
Earnings before Income Taxes	31,929	9,359
Income Taxes	10,852	2,395
Net Earnings	21,077	6,964
(Earnings) Attributable to Valencia Non-controlling Interest	(3,265)	(3,183)
Net Earnings Attributable to PNM	17,812	3,781
Preferred Stock Dividends Requirements	(132)	(132)
Net Earnings Available for PNM Common Stock	$17,680	$3,649

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net Earnings	$21,077	$6,964
Other Comprehensive Income:
Unrealized Gain on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(7,415) and $(3,453)	11,314	5,269
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $3,546 and $2,070	(5,411)	(3,158)
Change in unrecognized amounts of pension and postretirement benefits, net of income tax (expense) benefit of $(476) and $855	727	(1,305)
Fair Value Adjustment for Cash Flow Hedges:
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $0 and $(11)	—	17
Total Other Comprehensive Income	6,630	823
Comprehensive Income	27,707	7,787
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,265)	(3,183)
Comprehensive Income Attributable to PNM	$24,442	$4,604

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$21,077	$6,964
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	31,498	31,601
Deferred income tax expense	10,852	2,395
Net unrealized (gains) losses on derivatives	(3,502)	(1,908)
Realized (gains) losses on investments held by NDT	(4,454)	(5,902)
Other, net	(195)	(234)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	9,920	8,187
Materials, supplies, and fuel stock	(3,117)	340
Other current assets	402	6,587
Other assets	(1,533)	1,240
Accounts payable	1,014	5,010
Interest and taxes	81,263	17,040
Other current liabilities	(18,379)	(20,821)
Proceeds from governmental grants	20,859	—
Other liabilities	(78,133)	(10,596)
Net cash flows from operating activities	67,572	39,903

Cash Flows From Investing Activities:
Utility plant additions	(66,668)	(51,520)
Proceeds from sales of NDT investments	26,760	48,120
Purchases of NDT investments	(27,395)	(48,938)
Return of principal on PVNGS lessor notes	12,632	15,374
Other, net	180	(144)
Net cash flows from investing activities	(54,491)	(37,108)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(21,900)	22,000
Short-term borrowings (repayments), affiliate, net	—	5,400
Equity transactions with Valencia’s owner	(4,009)	(3,932)
Proceeds from transmission interconnection arrangements	953	152
Dividends paid	(132)	(39,254)
Other, net	—	2,558
Net cash flows from financing activities	(25,088)	(13,076)

Change in Cash and Cash Equivalents	(12,007)	(10,281)
Cash and Cash Equivalents at Beginning of Period	12,307	10,336
Cash and Cash Equivalents at End of Period	$300	$55
Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$4,141	$5,412
Income taxes paid (refunded), net	$(63,114)	$—

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$300	$12,307
Accounts receivable, net of allowance for uncollectible accounts of $1,873 and $1,778	60,680	68,661
Unbilled revenues	46,021	48,928
Other receivables	42,973	65,465
Affiliate receivables	8,973	8,912
Materials, supplies, and fuel stock	54,638	51,521
Regulatory assets	40,863	44,480
Commodity derivative instruments	7,003	3,713
Income taxes receivable	65,915	128,858
Other current assets	34,061	26,776
Total current assets	361,427	459,621
Other Property and Investments:
Investment in PVNGS lessor notes	67,742	79,049
Investments held by NDT	183,711	168,851
Other investments	2,734	2,900
Non-utility property	976	976
Total other property and investments	255,163	251,776
Utility Plant:
Plant in service and plant held for future use	4,030,293	4,009,873
Less accumulated depreciation and amortization	1,323,572	1,305,754
	2,706,721	2,704,119
Construction work in progress	130,952	116,030
Nuclear fuel, net of accumulated amortization of $42,593 and $36,411	92,217	80,067
Net utility plant	2,929,890	2,900,216
Deferred Charges and Other Assets:
Regulatory assets	351,554	352,387
Goodwill	51,632	51,632
Commodity derivative instruments	799	—
Other deferred charges	81,394	79,655
Total deferred charges and other assets	485,379	483,674
	$4,031,859	$4,095,287

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$44,100	$66,000
Accounts payable	75,114	82,619
Affiliate payables	11,683	14,592
Customer deposits	16,669	15,971
Accrued interest and taxes	50,432	32,111
Commodity derivative instruments	2,169	1,632
Dividends declared	132	132
Current portion of accumulated deferred income taxes	16,562	16,562
Other current liabilities	50,105	60,944
Total current liabilities	266,966	290,563
Long-term Debt	1,215,550	1,215,540
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	520,451	504,419
Accumulated deferred investment tax credits	15,214	15,771
Regulatory liabilities	379,679	373,703
Asset retirement obligations	80,029	78,425
Accrued pension liability and postretirement benefit cost	131,915	213,688
Commodity derivative instruments	2,568	2,437
Other deferred credits	89,880	94,700
Total deferred credits and liabilities	1,219,736	1,283,143
Total liabilities	2,702,252	2,789,246
Commitments and Contingencies (See Note 9)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock outstanding (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,061,776	1,061,776
Accumulated other comprehensive income (loss), net of income taxes	(60,168)	(66,798)
Retained earnings	234,791	217,111
Total PNM common stockholder’s equity	1,236,399	1,212,089
Non-controlling interest in Valencia	81,679	82,423
Total equity	1,318,078	1,294,512
	$4,031,859	$4,095,287

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2011	$1,061,776	$(66,798)	$217,111	$1,212,089	$82,423	$1,294,512
Valencia’s transactions with its owner	—	—	—	—	(4,009)	(4,009)
Net earnings	—	—	17,812	17,812	3,265	21,077
Total other comprehensive income	—	6,630	—	6,630	—	6,630
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Balance at March 31, 2012	$1,061,776	$(60,168)	$234,791	$1,236,399	$81,679	$1,318,078

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Electric Operating Revenues:
Non-affiliates	$54,958	$45,028
Affiliate	—	8,814
Total electric operating revenues	54,958	53,842
Operating Expenses:
Cost of energy	11,290	10,153
Administrative and general	10,468	9,665
Depreciation and amortization	11,287	10,262
Transmission and distribution costs	5,405	5,268
Taxes other than income taxes	4,717	4,770
Total operating expenses	43,167	40,118
Operating income	11,791	13,724
Other Income and Deductions:
Other income	490	362
Other deductions	(385)	(46)
Net other income (deductions)	105	316
Interest Charges	7,097	7,299
Earnings Before Income Taxes	4,799	6,741
Income Taxes	1,788	2,578
Net Earnings	$3,011	$4,163

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net Earnings	$3,011	$4,163
Other Comprehensive Income (Loss):
Change in unrecognized amounts of pension and postretirement benefits, net of income tax (expense) benefit of $0 and $171	—	(309)
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $59 and $(35)	(106)	64
Reclassification adjustment for losses included in net earnings, net of income tax expense (benefit) of $(15) and $(100)	27	181
Total Other Comprehensive Income (Loss)	(79)	(64)
Comprehensive Income	$2,932	$4,099

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$3,011	$4,163
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	12,604	11,050
Deferred income tax expense (benefit)	1,720	2,420
Other, net	(276)	(238)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	3,751	(407)
Materials and supplies	60	146
Other current assets	(721)	(866)
Other assets	(50)	(185)
Accounts payable	(1,966)	(2,383)
Interest and taxes	2,451	1,191
Other current liabilities	2,393	(152)
Other liabilities	(4,496)	(120)
Net cash flows from operating activities	18,481	14,619
Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(14,449)	(10,031)
Proceeds from sales of utility plant	1,367	—
Net cash flows from investing activities	(13,082)	(10,031)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net – affiliate	(700)	(1,200)
Dividends paid	—	(2,903)
Debt issuance costs and other	—	8
Net cash flows from financing activities	(700)	(4,095)
Change in Cash and Cash Equivalents	4,699	493
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$4,700	$494

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$104	$602
Income taxes paid (refunded), net	$(1,952)	$—

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,700	$1
Accounts receivable	17,681	19,133
Unbilled revenues	6,175	8,473
Other receivables	1,832	847
Materials and supplies	2,649	2,710
Regulatory assets	1,552	513
Current portion of accumulated deferred income taxes	2,272	2,272
Other current assets	846	694
Total current assets	37,707	34,643
Other Property and Investments:
Other investments	267	271
Non-utility property	2,240	2,240
Total other property and investments	2,507	2,511
Utility Plant:
Plant in service and plant held for future use	949,700	947,327
Less accumulated depreciation and amortization	327,912	323,123
	621,788	624,204
Construction work in progress	16,919	12,968
Net utility plant	638,707	637,172
Deferred Charges and Other Assets:
Regulatory assets	125,717	129,768
Goodwill	226,665	226,665
Other deferred charges	6,313	6,686
Total deferred charges and other assets	358,695	363,119
	$1,037,616	$1,037,445

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$—	$700
Accounts payable	6,362	12,263
Affiliate payables	1,729	1,314
Accrued interest and taxes	23,116	20,666
Other current liabilities	12,527	9,480
Total current liabilities	43,734	44,423
Long-term Debt	311,120	310,963
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	161,043	159,197
Regulatory liabilities	46,330	44,395
Asset retirement obligations	708	699
Accrued pension liability and postretirement benefit cost	4,877	11,078
Other deferred credits	3,619	3,437
Total deferred credits and other liabilities	216,577	218,806
Total liabilities	571,431	574,192
Commitments and Contingencies (See Note 9)
Common Stockholder’s Equity:
Common stock outstanding ($10 par value; 12,000,000 shares authorized;
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	416,394	416,394
Accumulated other comprehensive income (loss), net of income taxes	(137)	(58)
Retained earnings	49,864	46,853
Total common stockholder’s equity	466,185	463,253
	$1,037,616	$1,037,445

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	AOCI	Retained Earnings	Total Common Stockholder's Equity
	(In thousands)
Balance at December 31, 2011	$64	$416,394	$(58)	$46,853	$463,253
Net earnings	—	—	—	3,011	3,011
Total other comprehensive income (loss)	—	—	(79)	—	(79)
Balance at March 31, 2012	$64	$416,394	$(137)	$49,864	$466,185

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2012 and December 31, 2011, and the consolidated results of operations, comprehensive income, and cash flows for the three months ended March 31, 2012 and 2011. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. For discussion purposes, this report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2011 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2012 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited, and certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2011 Annual Reports on Form 10-K. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.
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

Principles of Consolidation
The Condensed Consolidated Financial Statements of each of PNMR, PNM, and TNMP include their accounts and those of subsidiaries in which that entity owns a majority voting interest. PNM also consolidates the PVNGS Capital Trust and Valencia. PNM owns undivided interests in several jointly-owned power plants and records its pro-rata share of the assets, liabilities, and expenses for those plants.

PNMR shared services' administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments. These services are billed at cost, except those that were billed to Optim Energy, which included a profit element. Other significant intercompany transactions between PNMR, PNM, and TNMP include transmission and distribution services; lease, interest, and income tax sharing payments; and dividends paid on common stock. All intercompany transactions and balances have been eliminated. See Note 12.

Dividends on Common Stock

PNM and TNMP declared no common stock dividends to PNMR in the three months ended March 31, 2012. PNM declared cash dividends on its common stock to PNMR of $39.1 million in December 2010, which was paid in January 2011, and $4.6 million in March 2011, which was paid in April 2011. TNMP declared and paid cash dividends to PNMR of $2.9 million in the three months ended March 31, 2011. The TNMP dividend was recorded as a reduction of its paid-in-capital.

(2)	Variable Interest Entities

GAAP determines how an enterprise evaluates and accounts for its involvement with variable interest entities, including determining the primary beneficiary of a variable interest entity, by focusing primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity. GAAP also requires

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

continual reassessment of the primary beneficiary of a variable interest entity. Additional information concerning PNM's variable interest entities is contained in Note 9 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 145 MW natural gas-fired power plant near Belen, New Mexico through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed O&M and capacity charges in addition to variable O&M charges under this PPA. For each of the three month periods ended March 31, 2012 and 2011, PNM paid $4.6 million for fixed charges and $0.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets. PNM has concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP. As the primary beneficiary, PNM consolidates the entity in its financial statements. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner's equity and net income of Valencia are considered attributable to non-controlling interest.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating revenues	$4,670	$4,670
Operating expenses	(1,405)	(1,487)
Earnings attributable to non-controlling interest	$3,265	$3,183

Financial Position

	March 31, 2012	December 31, 2011
	(In thousands)
Current assets	$3,308	$2,405
Net property, plant, and equipment	80,077	80,785
Total assets	83,385	83,190
Current liabilities	1,706	767
Owners’ equity – non-controlling interest	$81,679	$82,423

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. PNM is not the legal or tax owner of the leased assets. PNM has an option to purchase the leased assets at appraised value at the end of the leases, but does not have a fixed price purchase option and does not provide residual value guarantees. PNM has options to renew the leases at fixed rates set forth in the leases for two years beyond the termination of the original lease terms. The option periods on certain leases may be further extended for up to an additional six years if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes, aggregate $93.7 million as of March 31, 2012 over the remaining terms of the leases. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of March 31, 2012, PNM could have been required to pay the beneficial owners up to approximately $174.2 million, which would result in PNM taking ownership of the leased assets and termination of the leases. PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has evaluated the PVNGS lease arrangements and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP. PNM has recorded no assets or liabilities related to the trusts other than the accrual of lease payments between the scheduled payment dates, which were $11.8 million at March 31, 2012 and $26.0 million at December 31, 2011 and are included in other current liabilities on the Condensed Consolidated Balance Sheets. For additional information regarding these leases, see Risk Factors, MD&A – Off Balance Sheet Arrangements and Note 7 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.

PNM has a PPA covering the entire output of Delta, which is a variable interest under GAAP. This arrangement was entered into prior to December 31, 2003 and PNM has been unsuccessful in obtaining the information necessary to determine if it is the primary beneficiary of the entity that owns Delta, or to consolidate that entity if it were determined that PNM is the primary beneficiary. Accordingly, PNM is unable to make those determinations and, as provided in GAAP, continues to account for this PPA as an operating lease. PNM makes fixed and variable payments to Delta under the PPA. For the three months ended March 31, 2012 and 2011, PNM incurred fixed payments of $1.5 million and $1.5 million and variable payments of $0.1 million and $0.2 million under the PPA. PNM’s only quantifiable obligation under the PPA is to make the fixed payments, which as of March 31, 2012, aggregated $49.6 million through the end of the PPA in 2020. PNM will also pay variable costs, which cannot be quantified since the amounts are based on how much the generating plant is in operation. PNM has no other obligations or commitments with respect to Delta.

(3)	Segment Information

The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities. A reconciliation of the segment presentation to the GAAP financial statements is provided.

PNM Electric
PNM Electric includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM Electric provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico. PNM Electric also includes the generation and sale of electricity into the wholesale market as well as providing transmission services to third parties. The sale of electricity includes the asset optimization of PNM's jurisdictional assets as well as the capacity excluded from retail rates. FERC has jurisdiction over wholesale and transmission rates.

TNMP Electric
TNMP Electric is an electric utility providing regulated transmission and distribution services in Texas under the TECA. TNMP's operations are subject to traditional rate regulation by the PUCT.

First Choice
First Choice, which was sold by PNMR on November 1, 2011 (Note 14), operated as a certified retail electric provider. First Choice provided electricity to residential, small commercial, and governmental customers. Although First Choice was regulated in certain respects by the PUCT, it was not subject to traditional rate regulation.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
Three Months Ended March 31, 2012	(In thousands)
Electric operating revenues	$250,416	$54,958		$—	$305,374
Cost of energy	80,557	11,290		—	91,847
Gross margin	169,859	43,668		—	213,527
Other operating expenses	104,120	20,590		(3,326)	121,384
Depreciation and amortization	23,634	11,287		3,493	38,414
Operating income (loss)	42,105	11,791		(167)	53,729
Interest income	3,335	—		(43)	3,292
Other income (deductions)	4,982	105		(2,539)	2,548
Net interest charges	(18,493)	(7,097)		(3,976)	(29,566)
Segment earnings (loss) before income taxes	31,929	4,799		(6,725)	30,003
Income taxes (benefit)	10,852	1,788		(3,114)	9,526
Segment earnings (loss)	21,077	3,011		(3,611)	20,477
Valencia non-controlling interest	(3,265)	—		—	(3,265)
Subsidiary preferred stock dividends	(132)	—		—	(132)
Segment earnings (loss) attributable to PNMR	$17,680	$3,011		$(3,611)	$17,080

At March 31, 2012:
Total Assets	$4,031,859	$1,037,616		$128,421	$5,197,896
Goodwill	$51,632	$226,665		$—	$278,297
Additions to utility and non-utility plant included in accounts payable	$18,296	$801		$673	$19,770

Three Months Ended March 31, 2011
Electric revenues from non-affiliates	$234,238	$45,028	$108,450	$(53)	$387,663
Intersegment revenues	—	8,814	—	(8,814)	—
Total electric operating revenues	234,238	53,842	108,450	(8,867)	387,663
Cost of energy	89,214	10,153	67,954	(8,814)	158,507
Gross margin	145,024	43,689	40,496	(53)	229,156
Other operating expenses	103,124	19,703	18,987	(3,351)	138,463
Depreciation and amortization	23,735	10,262	280	4,196	38,473
Operating income (loss)	18,165	13,724	21,229	(898)	52,220
Interest income	4,057	—	4	(33)	4,028
Other income (deductions)	5,217	316	(106)	(1,602)	3,825
Net interest charges	(18,080)	(7,299)	(146)	(5,090)	(30,615)
Segment earnings (loss) before income taxes	9,359	6,741	20,981	(7,623)	29,458
Income taxes (benefit)	2,395	2,578	7,492	(2,959)	9,506
Segment earnings (loss)	6,964	4,163	13,489	(4,664)	19,952
Valencia non-controlling interest	(3,183)	—	—	—	(3,183)
Subsidiary preferred stock dividends	(132)	—	—	—	(132)
Segment earnings (loss) attributable to PNMR	$3,649	$4,163	$13,489	$(4,664)	$16,637

At March 31, 2011:
Total Assets	$3,866,571	$1,011,252	$215,457	$120,446	$5,213,726
Goodwill	$51,632	$226,665	$43,013	$—	$321,310

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	Fair Value of Derivative and Other Financial Instruments

Energy Related Derivative Contracts

Overview

The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy or fuel used to generate electricity, or to manage anticipated generation capacity in excess of forecasted demand from existing customers. The Company's energy related derivative contracts are designed to manage commodity risk. Additional information concerning the Company's energy related derivative contracts, including how commodity risk is managed, is contained in Note 8 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.

On November 1, 2011, PNMR completed the sale of First Choice. See Note 14. Accordingly, First Choice information after October 31, 2011 is not included. The difference between PNMR and PNM amounts represents First Choice.

Accounting for Derivatives

Energy contracts that meet the definition of a derivative under GAAP and do not qualify, or are not designated, for the normal sales and purchases exception are recorded on the balance sheet at fair value at each period end. The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met and elected. Normal sales and purchases are not marked to market and are reflected in results of operations when the underlying transactions settle. The Company had no designated cash flow or fair value hedges related to commodity derivatives in the year ended December 31, 2011 and the three months ended March 31, 2012.

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

The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements. At March 31, 2012 and December 31, 2011, amounts posted as cash collateral under margin arrangements were $3.5 million and $1.8 million for both PNMR and PNM. Cash collateral amounts are included in other current assets on the Condensed Consolidated Balance Sheets. At March 31, 2012 and December 31, 2011, PNMR and PNM had no legal right to reclaim cash collateral or obligations to return cash collateral.

Commodity Derivatives

Commodity derivative instruments are summarized as follows:

	Economic Hedges
	March 31, 2012	December 31, 2011
PNMR and PNM	(In thousands)
Current assets	$7,003	$3,713
Deferred charges	799	—
	7,802	3,713
Current liabilities	(2,169)	(1,632)
Long-term liabilities	(2,568)	(2,437)
	(4,737)	(4,069)
Net	$3,065	$(356)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2010, PNM received NMPRC approval of a hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.8 million of current assets and current liabilities at March 31, 2012, and $0.5 million of current assets and current liabilities at December 31, 2011 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.

The following table presents the effect of commodity derivative instruments on earnings, excluding income tax effects.

	Economic Hedges
	Three Months Ended March 31,
	2012	2011
PNMR	(In thousands)
Electric operating revenues	$5,218	$1,144
Cost of energy	(604)	4,680
Total gain	$4,614	$5,824
PNM
Electric operating revenues	$5,218	$1,144
Cost of energy	(604)	443
Total gain	$4,614	$1,587

Commodity contract volume positions are presented in Decatherms for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	Decatherms	MWh
March 31, 2012
PNMR and PNM	1,275,000	(1,390,722)
December 31, 2011
PNMR and PNM	1,499,000	(366,448)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
March 31, 2012
PNMR and PNM	$4,613	$—	$4,613
December 31, 2011
PNMR and PNM	$4,036	$—	$4,036

Sale of Power from PVNGS Unit 3

Since January 1, 2011, PNM has been selling power from its interest in PVNGS Unit 3 daily at market prices. PNM has established fixed rates for the majority of these sales through the end of 2012 through hedging arrangements that are accounted for as economic hedges, and is partially hedged into 2013.

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

	March 31, 2012		December 31, 2011
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
		(In thousands)
Equity securities:
Domestic value	$4,712	$27,974	$3,549	$25,143
Domestic growth	24,998	63,261	16,714	52,187
International and other	1,014	13,026	662	12,754
Fixed income securities:
Municipals	3,081	41,723	2,861	41,463
U.S. Government	954	24,675	1,353	25,367
Corporate and other	892	10,347	742	9,171
Cash investments	—	2,705	—	2,766
	$35,651	$183,711	$25,881	$168,851

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Proceeds from sales	$26,760	$48,120
Gross realized gains	$2,332	$4,790
Gross realized (losses)	$(738)	$(1,728)

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

At March 31, 2012, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$2,057	$2,342	$2,342
After 1 year through 5 years	21,281	100,387	93,340
After 5 years through 10 years	12,185	2,088	—
Over 10 years	41,222	—	—
	$76,745	$104,817	$95,682

Fair Value Disclosures

The Company determines the fair values of its derivative and other instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs used in determining fair values for the Company consist of internal valuation models.

For NDT investments, Level 2 fair values are provided by the trustee utilizing a pricing service. The pricing provider predominantly uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. For investments categorized as Level 3, primarily the PVNGS lessor notes and other investments, fair values were determined by discounted cash flow models that take into consideration discount rates that are observable for similar type assets and liabilities.

The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the three months ended March 31, 2012 and 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

		GAAP Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
March 31, 2012		(In thousands)
PNMR and PNM
NDT investments
Cash and equivalents	$2,705	$2,705	$—	$—
Equity securities:
Domestic value	27,974	27,974	—	—
Domestic growth	63,261	63,261	—	—
International and other	13,026	13,026	—	—
Fixed income securities:
U.S. government	24,675	20,714	3,961	—
Municipals	41,723	—	41,723	—
Corporate and other	10,347	—	10,347	—
Total NDT investments	$183,711	$127,680	$56,031	$—

Commodity derivative assets	$7,802	$—	$7,802	$—
Commodity derivative liabilities	(4,737)	—	(4,737)	—
Net	$3,065	$—	$3,065	$—

December 31, 2011
PNMR and PNM
NDT investments
Cash and equivalents	$2,766	$2,766	$—	$—
Equity securities:
Domestic value	25,143	25,143	—	—
Domestic growth	52,187	52,187	—	—
International and other	12,754	12,754	—	—
Fixed income securities:
U.S. government	25,367	21,409	3,958	—
Municipals	41,463	—	41,463	—
Corporate and other	9,171	—	9,171	—
Total NDT investments	$168,851	$114,259	$54,592	$—

Commodity derivative assets	$3,713	$—	$3,713	$—
Commodity derivative liabilities	(4,069)	—	(4,069)	—
Net	$(356)	$—	$(356)	$—

A reconciliation of the changes in Level 3 fair value measurements for PNMR is as follows. PNM had no Level 3 fair value measurements during the three months ended March 31, 2012 and 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNMR
	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$—	$(822)
Total gains (losses) included in earnings	—	1,550
Purchases	—	118
Settlements	—	48
Balance at end of period	$—	$894
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$—	$1,716

The above gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings are reported in cost of energy.

The carrying amounts and fair values of investments in PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy(1)
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2012	(In thousands)
PNMR
Long-term debt	$1,674,179	$1,910,127	$—	$1,905,073	$5,054
Investment in PVNGS lessor notes	$89,530	$93,340	$—	$—	$93,340
Other investments	$10,612	$13,547	$864	$—	$12,683
PNM
Long-term debt	$1,215,550	$1,346,094	$—	$1,346,094	$—
Investment in PVNGS lessor notes	$89,530	$93,340	$—	$—	$93,340
Other investments	$2,734	$2,889	$546	$—	$2,343
TNMP
Long-term debt	$311,120	$401,697	$—	$401,697	$—
Other investments	$267	$267	$267	$—	$—

December 31, 2011
PNMR
Long-term debt	$1,674,013	$1,873,002
Investment in PVNGS lessor notes	$107,094	$108,742
Other investments	$12,207	$14,208
PNM
Long-term debt	$1,215,540	$1,294,846
Investment in PVNGS lessor notes	$107,094	$108,742
Other investments	$2,900	$3,052
TNMP
Long-term debt	$310,963	$413,966
Other investments	$271	$271

(1) GAAP does not require disclosure of the fair value hierarchy information prior to 2012.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Earnings Per Share

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$17,080	$16,637
Average Number of Common Shares:
Outstanding during period	79,654	86,673
Equivalents from convertible preferred stock (Note 7)	—	4,778
Vested awards of restricted stock	200	182
Average Shares - Basic	79,854	91,633
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	621	475
Average Shares - Diluted	80,475	92,108
Net Earnings Per Share of Common Stock:
Basic	$0.21	$0.18
Diluted	$0.21	$0.18

(1)	Excludes the effect of out-of-the-money options for 1,360,568 shares of common stock at March 31, 2012.

(6)	Stock-Based Compensation

Information concerning stock-based compensation under PNMR's Performance Equity Plan ("PEP") is contained in Note 13 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K. In 2011, the Company changed its approach to awarding stock-based compensation. As a result, no stock options have been granted in 2011 or 2012 and awards of restricted stock have increased.

Stock Options

The following table summarizes activity in stock options for the three months ended March 31, 2012:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value		Weighted- Average Remaining Contract Life
Outstanding at beginning of period	3,202,229	$18.95
Granted	—	$—
Exercised	(368,895)	$13.57
Forfeited	(2,667)	$12.22
Expired	(234,091)	$25.65
Outstanding at end of period	2,596,576	$19.07	$8,858,517	(1)	4.78 years
Exercisable at end of period	2,439,635	$20.29	$7,933,890		4.59 years
(1) At March 31, 2012, the exercise price of 1,360,568 outstanding stock options is greater than the closing price of PNMR common stock on that date; therefore, those options have no intrinsic value.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information concerning stock options:

	Three Months Ended March 31,
	2012	2011
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$1,058	$1,179
Total intrinsic value of options exercised (in thousands)	$1,722	$396

Restricted Stock and Performance Shares

PNMR has agreements with employees for awards of restricted stock subject to time vesting requirements as well as performance awards subject to achieving performance targets and, in some cases, time vesting. Compensation expense for restricted stock and performance stock awards is determined based on the market price of PNMR stock on the date of the agreements reduced by the present value of future dividends, which will not be received prior to vesting, applied to the total number of shares that are anticipated to vest, although the number of performance shares ultimately awarded cannot be determined until after the performance periods end.

The following table summarizes restricted stock activity, including performance shares, for the three months ended March 31, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of period	418,730	$12.36
Granted	293,039	$14.33
Vested	(264,422)	$12.22
Forfeited	(2,089)	$11.44
Nonvested at end of period	445,258	$13.57

The following table provides additional information concerning restricted stock, including performance shares:

	Three Months Ended
	March 31,
	2012	2011
Weighted-average grant date fair value of shares granted	$14.33	$12.90
Total fair value of shares that vested (in thousands)	$3,232	$758
Expected quarterly dividends per share	$0.145	$0.125
Risk-free interest rate	0.43%	1.20%
Included as granted and vested in the above tables are 42,768 performance shares that were based upon achieving specific performance targets for the period 2009 through 2011. The Board approved these performance shares at maximum levels and the shares fully vested in March 2012. Also included as granted and vested in the tables above are 117,174 performance shares that were based upon achieving specific performance targets for 2011. The Board approved these performance shares at near maximum levels and the shares fully vested in March 2012.

PNMR also has performance share agreements that provide for performance targets through 2014. Excluded from the above tables are maximums of 167,382, 188,401, and 209,776 shares for performance periods ending in 2012, 2013, and 2014 that would be awarded if all performance criteria are achieved and all executives remain eligible. These awards would be fully vested upon award.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2012, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive 135,000 shares of PNMR's common stock if the Company meets specific targets at the end of 2016 and she remains an employee of the Company. If the Company achieves specific targets at the end of 2014 and she remains an employee of the Company, she would receive 35,000 of the total shares at that time. The retention award was made under the PEP and was approved by the Board on February 28, 2012. The above tables do not include any shares under the retention award agreement.

(7)	Capitalization

Information concerning financing activities is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.

Short-term Debt

PNMR has a revolving credit financing capacity of $300.0 million under the PNMR Revolving Credit Facility. PNM has a revolving credit financing capacity of $400.0 million under the PNM Revolving Credit Facility. These facilities expire on October 31, 2016, and include two one-year extension options, subject to approval by the lenders and, with respect to the PNM Revolving Credit Facility, the NMPRC. PNMR also has a bi-lateral line of credit amounting to $5.0 million that expires in August 2012. TNMP has a revolving credit facility with financing capacity of $75.0 million under the TNMP Revolving Credit Facility that expires in December 2015. At March 31, 2012, the weighted average interest rate was 2.00% for the PNMR Revolving Credit Facility and 1.75% for the PNM Revolving Credit Facility. Short-term debt outstanding consisted of:

	March 31,	December 31,
Short-term Debt	2012	2011
	(In thousands)
PNM – Revolving credit facility	$44,100	$66,000
TNMP – Revolving credit facility	—	—
PNMR
Revolving credit facility	105,700	16,700
Bi-lateral line of credit	—	—
	$149,800	$82,700

At April 27, 2012, PNMR, PNM, and TNMP had $181.7 million, $331.4 million, and $74.7 million of availability under their respective revolving credit facilities and bi-lateral line of credit, including reductions of availability due to outstanding letters of credit. Total availability at April 27, 2012, on a consolidated basis, was $587.8 million for PNMR. As of April 27, 2012, TNMP had $6.7 million in borrowings from PNMR under their intercompany loan agreement.

Financing Activities

On April 4, 2012, PNM filed an application with the NMPRC requesting approval to refinance $20.0 million of its currently outstanding PCRBs with new PCRBs anticipated to have a lower overall financing cost. PNM currently has no commitments or arrangements regarding this proposed financing. Timing of the proposed financing will depend on market and other conditions. PNM also requested NMPRC authority to exercise the two one-year extension options under the PNM Revolving Credit Facility. The NMPRC is expected to reach a decision on PNM's requests on May 8, 2012.

Convertible Preferred Stock

PNMR had 477,800 shares of Series A convertible preferred stock outstanding through September 23, 2011 when it entered into an agreement to purchase all of the outstanding shares. The Series A convertible preferred stock was convertible into PNMR common stock in a ratio of 10 shares of common stock for each share of preferred stock and received dividends equivalent to dividends paid on PNMR common stock as if the preferred stock had been converted into common stock. The Series A convertible

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

preferred stock was entitled to vote on all matters voted upon by common stockholders, except for the election of the Board, and would have received distributions substantially equivalent to common stock in the event of liquidation of PNMR. The terms of the Series A convertible preferred stock resulted in it being substantially equivalent to common stock. Therefore, for earnings per share purposes, the number of common shares into which the Series A convertible preferred stock was convertible was included in the weighted average number of common shares outstanding for periods the Series A convertible preferred stock was outstanding. Similarly, dividends on the Series A convertible preferred stock were considered to be common dividends in the accompanying Condensed Consolidated Financial Statements.

(8)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Information concerning pension and OPEB plans is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K. Annual net periodic benefit cost (income) for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year.

PNM Plans

The following table presents the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2012	2011	2012	2011	2012	2011
	(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$54	$65	$—	$—
Interest cost	8,058	8,202	1,324	1,345	219	233
Long-term return on plan assets	(10,325)	(9,269)	(1,225)	(1,347)	—	—
Amortization of net loss	2,629	2,302	972	801	21	23
Amortization of prior service cost	79	79	(336)	(662)	—	—
Net periodic benefit cost	$441	$1,314	$789	$202	$240	$256

PNM made contributions to its pension plan trust of $77.7 million and $6.0 million in the three months ended March 31, 2012 and 2011. PNM does not anticipate making additional contributions in 2012.  Based on current law and estimates of portfolio performance, PNM estimates making contributions to its pension plan trust that total $85.3 million for 2013-2016. These anticipated contributions were developed using current funding assumptions with a discount rate of 5.3%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM made contributions to the OPEB trust of $0.8 million in the three months ended March 31, 2012 and none in the three months ended March 31, 2011. PNM expects contributions during 2012 to the OPEB trust to total $3.2 million.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were $0.4 million and $0.4 million in the three months ended March 31, 2012 and 2011 and are expected to total $1.5 million during 2012.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP Plans

The following table presents the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2012	2011	2012	2011	2012	2011
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$61	$77	$—	$—
Interest cost	909	951	156	163	11	12
Long-term return on plan assets	(1,331)	(1,368)	(129)	(133)	—	—
Amortization of net (gain) loss	115	86	(52)	(48)	—	—
Amortization of prior service cost	—	—	14	15	—	—
Net Periodic Benefit Cost (Income)	$(307)	$(331)	$50	$74	$11	$12

TNMP made contributions to its pension plan trust of $5.3 million and $0.1 million in the three months ended March 31, 2012 and 2011. TNMP does not anticipate making additional contributions in 2012. Based on current law and estimates of portfolio performance, TNMP estimates making contributions to its pension plan trust that total $1.8 million for 2013-2016. These anticipated contributions were developed using current funding assumptions with a discount rate of 5.3%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. TNMP made contributions to the OPEB trust of $0.3 million in the three months ended March 31, 2012 and none in the three months ended March 31, 2011. TNMP does not expect to make additional contributions during 2012 to the OPEB trust. Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were less than $0.1 million in the three months ended March 31, 2012 and 2011 and are expected to total $0.1 million during 2012.

(9)    Commitments and Contingencies

Overview
There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state, and local environmental laws and regulations and is currently participating in the investigation and remediation of several sites. In addition, the Company occasionally enters into financial commitments in connection with its business operations. The Company is also involved in various legal proceedings in the normal course of its business. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its financial position, results of operations, or cash flows.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance under the contract. In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. PNM estimates that it will incur approximately $42.8 million (in 2010 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At March 31, 2012 and December 31, 2011, PNM had a liability for interim storage costs of $13.9 million and $14.5 million included in other deferred credits.

The Clean Air Act

Regional Haze

In 1999, EPA developed a regional haze program and regional haze rules under the CAA. The rule directs each of the 50 states to address regional haze. States are required to establish goals for improving visibility in national parks and wilderness areas (also known as Class I areas) and to develop long-term strategies for reducing emissions of air pollutants that cause visibility impairment in their own states and for preventing degradation in other states. States must establish a series of interim goals to ensure continued progress. The first planning period specifies setting reasonable progress goals for improving visibility in Class I areas by the year 2018. In July 2005, the EPA promulgated its final regional haze rule. A major provision of the rule included guidelines for states to conduct BART determinations for certain covered facilities. The BART requirements of the regional haze rule apply to facilities, including utility boilers, built between 1962 and 1977 that have the potential to emit more than 250 tons per year of visibility impairing pollution. If it is demonstrated that the emissions from these sources cause or contribute to visibility impairment in any Class I area, then BART must be installed. The regional haze rules require that BART controls must be installed on an eligible facility by 2018.

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

 PNM filed a Petition for Review in the U.S. Court of Appeals for the Tenth Circuit on September 16, 2011, challenging EPA's regional haze FIP decision as arbitrary, capricious, or otherwise not in accordance with law. PNM has also asked EPA to reconsider the FIP. Additionally, on October 21, 2011, the Governor of New Mexico and NMED petitioned the Tenth Circuit to review EPA's decision on the same grounds as PNM's challenge and requested EPA to reconsider its decision. These three parties

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

filed motions with the Tenth Circuit to stay the effective date of the rule, which were denied on March 1, 2012. These three parties have also asked EPA to stay the effective date of the rule, but EPA has not responded. WildEarth Guardians also filed an action to challenge EPA's rule in the Tenth Circuit, seeking to shorten its compliance period from five years to three years. WildEarth Guardians, Dine Citizens Against Ruining our Environment, National Parks Conservation Association, New Energy Economy, San Juan Citizens Alliance, and Sierra Club intervened in support of EPA in both PNM's challenge and in the case brought by the New Mexico Governor and NMED. PNM has intervened in support of the challenge brought by the New Mexico Governor and NMED. PNM has also intervened in the WildEarth Guardian's action advocating that the five-year compliance period in the FIP be maintained should the FIP stand. The Tenth Circuit entered an order in March 2012 scheduling briefing on the merits in the challenges to the FIP. Briefing is scheduled to be complete by mid-September 2012, with oral argument currently scheduled for late October 2012.
On March 30, 2012, the U.S. District Court for the District of Columbia entered a consent decree to settle litigation with several environmental groups, which requires EPA to review and take action through a proposed rulemaking on New Mexico's regional haze SIP on or before April 16, 2012 and a final rulemaking on or before August 15, 2012. On April 13, 2012, a stipulation among the parties to the consent decree was filed in the District Court giving EPA a 30-day extension, until May 16, 2012, to review and take proposed action on the New Mexico SIP. The August 15, 2012 deadline for final rulemaking was not affected by the stipulation.
The compliance deadline of the FIP requires PNM to take immediate steps to commence installation of SCR. In January 2012, PNM issued an RFP to prospective bidders for the project with bids due in April 2012. PNM received bids for this project from several bidders on April 20, 2012 and is in the process of evaluating these comprehensive and highly technical proposals. PNM estimates that the installation of SCR at SJGS will cost approximately $750 million to $1 billion and installation of SNCR at SJGS will cost about $77 million. PNM's share under either technology is 46.3% based upon its SJGS ownership interest. Operating costs would also increase with the installation of either SCR or SNCR. Unless the decision to install SCR technology within five years is stayed by EPA, PNM estimates that between $18 million and $27 million of its share of the total project costs will need to be incurred in 2012 and between $85 million and $115 million in 2013, even though the legal challenges to EPA's decision have not been decided. PNM anticipates filing a request with the NMPRC in the last half of 2012 for authority to install the SCR technology and to recover SCR costs in rates charged to customers.

On April 25, 2012, PNM received a copy of a letter from two of the five Commissioners of the NMPRC addressed to the Governor of New Mexico and the New Mexico congressional delegation.  In the letter, the Commissioners ask that the parties to the litigation join to ask EPA to stay both the FIP and the litigation and to consider a “third alternative” to the FIP and the SIP.  They suggest that the third alternative be retiring one or more of the existing coal-fired units at SJGS and replacing that capacity with gas-fired generation.  On April 26, 2012, PNM received a copy of a letter from the Governor of New Mexico addressed to the EPA Administrator.  In that communication, the Governor requested that EPA stay the FIP and respond to the SIP by approving it or explaining why it is not approvable.  Furthermore, the Governor requested PNM to develop viable alternatives to the FIP, assuming that EPA stays the FIP and responds to the SIP.  PNM will comply with the Governor's request.
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

Four Corners
On October 6, 2010, EPA issued its proposed regional haze determination of BART for Four Corners. The rule, as proposed, would require the installation of SCR as post-combustion controls on each of Units 1-5 at Four Corners to reduce NOx emissions. PNM estimates its share of costs incurred by APS could be up to $69.0 million for post-combustion controls at Four Corners Units 4 and 5. Such amount does not include PNM's AFUDC and loads. PNM has no ownership interest in Four Corners Units 1, 2, and 3. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following EPA's issuance of its proposed BART, APS submitted a letter to EPA proposing to shut down Four Corners Units 1, 2, and 3 by 2014 and to install post-combustion pollution controls for NOx on Units 4 and 5 by the end of 2018, provided that EPA agrees to a resolution of Four Corners' obligations or liability, if any, under the regional haze and reasonably attributable visibility impairment programs, the NSR program, and NSPS programs of the CAA. The proposed shut down of Four Corners Units 1, 2, and 3 is also conditioned upon the completion of APS's acquisition of SCE's ownership interest in Four Corners Units 4 and 5.
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
SJGS Operating Permit Challenge
On February 16, 2012, EPA issued its response to a WildEarth Guardians petition objecting to SJGS's operating permit granted by the NMED in January 2011. In its order, EPA requires NMED to provide clarification on several of the matters raised by WildEarth Guardians.  NMED has 90 days to respond to EPA's request.  EPA's order in this matter does not constitute a finding that the plant has violated any provision of the CAA or that it has violated any emission limits.  PNM believes the issues raised can be resolved because they are based either on incorrect information or on a perceived inadequacy in the permitting record.  EPA's action does not impact PNM's ability to operate the plant.

National Ambient Air Quality Standards (“NAAQS”)
The CAA requires EPA to set NAAQS for pollutants considered harmful to public health and the environment. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS. EPA has issued draft guidance on how to determine whether areas in a state comply with the new 1-hour SO2 NAAQS. EPA plans to initiate a stakeholder process to discuss how to assess compliance with this standard. EPA announced that it will publish further guidance or initiate rulemaking on these matters after completion of that stakeholder process.  Although the process of determining compliance with the 1-hour SO2 NAAQS has not been finalized, PNM believes that compliance with the 1-hour SO2 standard may require operational changes and/or equipment modifications at SJGS. On April 6, 2012, PNM filed an application for an amendment to its air permit for SJGS, which would be required for the installation of either the SCR or SNCR technology described above. In addition, this application included a proposal by PNM to install equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These modifications would help SJGS meet the NAAQS. PNM estimates the cost of this equipment would be approximately $140 million for SJGS, of which PNM's share would be 46.3%.

In January 2010, EPA announced it would strengthen the 8-hour ozone standard by setting a new standard in a range of 0.060-0.070 parts per million (“ppm”). EPA had intended to establish the new standard by July 31, 2011. However, in September 2011, President Obama requested that the EPA administrator withdraw the agency's proposed rule that would have replaced the existing ozone national ambient air quality standard (“NAAQS”).   In his release, the President stated that work is already underway to reconsider the ozone standard, with proposed revisions expected in the fall of 2013 and a final standard published by 2014.  Depending upon where the standard for ozone is set, San Juan County, where SJGS is situated, could be designated as not attaining the standard for ozone. If that were to occur, NMED would have responsibility for bringing the county into compliance and would look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. As a result, SJGS could be required to install further NOx controls to meet a new ozone NAAQS. In addition, other counties in New Mexico,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

including Bernalillo County, may be designated as non-attainment. PNM cannot predict the outcome of this matter, the impact of other potential environmental mitigations, or if additional NOx controls would be required as a result of ozone non-attainment designation.
Citizen Suit Under the Clean Air Act
The operations of the SJGS are covered by a Consent Decree with the Grand Canyon Trust and Sierra Club and with the NMED that includes stipulated penalties for non-compliance with specified emissions limits. Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS's emissions performance. Over the past several years, PNM has also submitted reports addressing mercury and NOx emission controls for SJGS as required by the Consent Decree. Plaintiffs and NMED rejected PNM's reports. PNM disputes the validity of the rejection of the reports. In May 2010, PNM filed a petition with the federal district court seeking a judicial determination on the dispute relating to PNM's mercury controls. NMED and plaintiffs seek to require PNM to implement additional mercury controls. PNM estimates the implementation would increase annual mercury control costs for the entire station, which are currently $0.6 million, to a total of $6.0 million. The court has appointed a special master to evaluate the technical arguments in the case. PNM cannot predict the outcome of this matter.
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

Four Corners New Source Review
Following two NOIs to sue, EarthJustice filed a lawsuit in October 2011 in the U.S. District Court for New Mexico against APS and the other Four Corners participants, except PNM, alleging violations of the PSD provisions of the CAA. EarthJustice filed suit against PNMR, which is not a Four Corners participant. Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until any required PSD permits are issued and order the payment of civil penalties, including a beneficial mitigation project.
In January 2012, following a third NOI to sue, EarthJustice filed its First Amended Complaint, naming PNM as a party instead of PNMR. In addition to the allegations of its original complaint, EarthJustice alleged NSPS violations. PNM was served with the amended complaint on January 17, 2012. On April 2, 2012, the Four Corners participants, including PNM, filed motions to dismiss the complaint. The Company cannot currently predict the outcome of this matter or the range of its potential impact.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Endangered Species Act
In January 2011, the Center for Biological Diversity, Diné Citizens Against Ruining Our Environment, and San Juan Citizens Alliance filed a lawsuit against the OSM and the DOI, alleging that OSM failed to engage in mandatory Endangered Species Act (“ESA”) consultation with the Fish and Wildlife Service prior to authorizing the renewal of an operating permit for the mine that serves Four Corners.  The lawsuit alleges that activities at the mine, including mining and the disposal of coal combustion residue, will adversely affect several endangered species and their critical habitats.  The lawsuit requested the court to vacate and remand the mining permit and enjoin all activities carried out under the permit until OSM has complied with the ESA.  Neither PNM nor APS was a party to the lawsuit. On March 14, 2012, the court entered an order dismissing the plaintiffs' lawsuit.
On March 19, 2012, Diné Citizens Against Ruining Our Environment, Black Mesa Water Coalition, Toh Nizhoni Ani, San Juan Citizens Alliance, and Center for Biological Diversity sent EPA a NOI threatening to file a lawsuit in federal district court on or after May 18, 2012 if EPA fails to take certain actions allegedly required under the ESA.  These  environmental groups allege that EPA has failed to meet is duties under the ESA to ensure that operations at Four Corners do not jeopardize the continued existence of endangered or threatened species or their critical habitat as required under the ESA.  The environmental groups also allege that the EPA has violated the ESA by failing to carry out its programs for the conservation of listed species.  APS is currently evaluating the NOI to determine its potential impact on Four Corners and will continue to monitor any developments.  PNM cannot predict the outcome of this matter.
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
Santa Fe Generating Station
PNM and the NMED are parties to agreements under which PNM installed a remediation system to treat water from a City of Santa Fe municipal supply well, an extraction well, and monitoring wells to address gasoline contamination in the groundwater at the site of the former Santa Fe Generating Station and service center. PNM believes the observed groundwater contamination originated from off-site sources, but agreed to operate the remediation facilities until the groundwater meets applicable federal and state standards or until the NMED determines that additional remediation is not required, whichever is earlier. The municipal well continues to operate and meets federal drinking water standards. PNM is not able to assess the duration of this project.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Coal Combustion Byproducts Waste Disposal
Regulation
CCBs consisting of fly ash, bottom ash, and gypsum from SJGS are currently disposed of in the surface mine pits adjacent to the plant. SJGS does not operate any CCB impoundments. The Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department currently regulates mine placement of ash with federal oversight by the OSM. APS disposes of CCBs in ash ponds and dry storage areas at Four Corners and also sells a portion of its fly ash for beneficial uses, such as a constituent in concrete production.  Ash management at Four Corners is regulated by EPA and the New Mexico State Engineer's Office.
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
On April 5, 2012, several environmental groups, including Sierra Club, filed a citizen suit in the D.C. Circuit Court claiming that EPA has failed to review and revise RCRA's regulations with respect to CCBs. The groups allege that EPA has already determined that revisions to the CCBs regulations are necessary. They also claim that EPA now has a non-discretionary duty to revise the regulations. The environmental groups asked the court to direct EPA to complete its review of the regulation of CCBs and a hazardous waste analytical procedure and to issue necessary revisions of such regulations as soon as possible. PNM and industry groups are evaluating the potential implications of the suit on EPA's rulemaking agenda for CCBs.

PNM advocates for the non-hazardous regulation of CCBs. PNM cannot predict the outcome of EPA's or OSM's proposed rulemaking regarding CCB regulation, including mine placement of CCBs, or whether these actions will have a material impact on its operations, financial position, or cash flows.

Sierra Club Allegations
In December 2009, PNM and PNMR received a NOI to sue under RCRA from the Sierra Club (“RCRA Notice”).  The RCRA Notice was also sent to all SJGS owners, to SJCC, which operates the San Juan Mine that supplies coal to SJGS, and to BHP. Additionally, PNM was informed that SJCC and BHP received a separate NOI to sue under the Surface Mine Control and Reclamation Act ("SMCRA") from the Sierra Club. In April 2010, the Sierra Club filed suit in the U.S. District Court for the District of New Mexico against PNM and PNMR. Also named in the lawsuit were SJCC and BHP. In the complaint, as amended, Sierra Club alleged that activities at SJGS and the San Juan Mine were causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCBs at the San Juan Mine constituted "open dumping" in violation of RCRA.  The suit also includes claims against SJCC and BHP under SMCRA. The complaint requested judgment for injunctive relief, payment of civil penalties, and an award of plaintiffs' attorney's fees and costs.
On March 28, 2012, the parties filed an executed consent decree with the court, which was approved by the court on April 12, 2012, settling the litigation. Under the terms of the consent decree, the SJGS owners and SJCC will construct and operate a slurry wall and recovery trench, fund other environmental projects, and pay Sierra Club's attorneys' and experts' fees. The total estimated cost of the settlement is $10.2 million, of which about $4.5 million is PNM's share. Substantially all of the income statement impact related to this settlement was recorded in 2011. The consent decree also includes a release of claims and covenant not to sue by Sierra Club.
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

Other Commitments and Contingencies
Coal Supply
The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At March 31, 2012 and December 31, 2011, prepayments for coal, which are included in other current assets, amounted to $13.3 million and $14.6 million. These amounts reflect delivery of a portion of the prepaid coal and its utilization due to the mine fire incident described below. SJCC holds certain federal, state, and private coal leases and has an underground coal sales agreement to supply processed coal for operation of SJGS through 2017. Under the coal sales agreement, SJCC is reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. The coal agreement contemplates the delivery of coal that would supply substantially all the requirements of the SJGS through December 31, 2017.
APS purchases all of Four Corners' coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation. The Four Corners coal contract runs through July 6, 2016 with pricing determined using an escalating base-price. APS is currently in discussions with the coal supplier regarding post-2016 coal supply for Four Corners.
In 2010, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. The estimate for decommissioning the Four Corners mine was also revised in 2010. Based on the most recent estimates, payments for mine reclamation, in future dollars, are estimated to be $53.3 million for the surface mines at both SJGS and Four Corners and $21.5 million for the underground mine at SJGS as of March 31, 2012. PNM made payments against the surface mine liability of $0.9 million and $1.3 million during the three months ended March 31, 2012 and 2011. At March 31, 2012 and December 31, 2011, liabilities, in current dollars, of $26.1 million and $26.5 million for surface mine reclamation and $4.2 million and $4.2 million for underground mining activities were recorded in other deferred credits.
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
San Juan Underground Mine Fire Incident
On September 9, 2011, a fire was discovered at the underground mine owned and operated by SJCC that provides coal for SJGS. The federal Mine Safety and Health Administration (“MSHA”) was notified of the incident and has since been on-site. On September 12, 2011, SJCC informed PNM that the fire was extinguished. However, MSHA required sealing the incident area and confirmation of a noncombustible environment before allowing re-entry of the sealed area. SJCC regained entry into the sealed area of the mine in early March 2012. At that time, MSHA conducted a root cause analysis inspection of the incident area, but has not yet issued its report. SJCC has completed inspection of the mine equipment and reported no significant damage. SJCC has removed the equipment from the impacted mine panel and reassembed it at a new panel face. On May 4, 2012, SJCC received approval from MSHA and resumed longwall mining operations. However, if further difficulties occur in the longwall mining operation, PNM and the other owners of SJGS would need to consider alternatives for operating SJGS, including running at less than full capacity or shutting down one or more units, the impacts of which cannot be determined at the current time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 9, 2011, there were inventories of previously mined coal available to supply the fuel requirements of SJGS for approximately eight and one-half months at forecasted consumption before the disruption. Production from continuous miner sections of the mine was re-started on November 19, 2011.
The costs of the mine recovery flow through the cost-reimbursable component of the coal supply agreement. PNM anticipates that it will recover through its FPPAC the portion of such costs attributable to its customers subject to New Mexico regulation. The staff of the NMPRC has requested that PNM provide information segregating the impacts of this incident on the FPPAC. On April 27, 2012, PNM made a filing with the NMPRC, which reflects a preliminary estimate that this incident increased the deferral under the FPPAC through March 31, 2012 by $16.4 million. Based on information PNM has received from SJCC to date, PNM does not expect the mine fire to have a material effect on its financial condition, results of operations, or cash flows.
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
The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). If NEIL's losses in any policy year exceed accumulated funds, PNM is subject to retrospective assessments of $4.1 million for each retrospective assessment declared by NEIL's Board of Directors. The insurance coverage discussed in this and the previous paragraph is subject to policy conditions and exclusions.

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
Begay v. PNM et al
A putative class action was filed against PNM and other utilities in February 2009 in the U.S. District Court in Albuquerque. Plaintiffs claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation. Plaintiffs, including an allottee association, make broad, general assertions that defendants, including PNM, are rights-of-way grantees with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  The plaintiffs, who have sued the defendants for breach of fiduciary duty, seek a constructive trust. They have also included a breach of trust claim against the United States and its Secretary of the Interior.  PNM and the other defendants filed motions to dismiss this action. In March 2010, the court ordered that the entirety of the plaintiffs' case be dismissed. The court did not grant plaintiffs leave to amend their complaint, finding that they instead must pursue and exhaust their administrative remedies before seeking redress in federal court.
In May 2010, Plaintiffs filed a Notice of Appeal with the Bureau of Indian Affairs ("BIA"), which was denied by the BIA Regional Director. In May 2011, plaintiffs appealed the Regional Director's decision to the DOI Board of Appeals. On February 21, 2012 the DOI Board of Appeals ordered additional briefing on the merits of the appeal. PNM is participating in order to preserve its interests regarding any PNM-acquired rights-of-way implicated in the appeal. PNM cannot predict the outcome of the proceeding or the range of potential outcomes at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Transmission Issues
Cargill Complaint
In April 2010, Cargill Power Markets, LLC (“Cargill”) filed a complaint with FERC, asserting that PNM improperly processed its transmission service queue and unfairly invalidated a transmission service request by Cargill. In July 2010, FERC issued an order establishing a schedule for hearing and settlement procedures. In its order, FERC determined that PNM had improperly invalidated a single Cargill transmission service request submitted in February 2008 and set the issue for hearing to determine an appropriate remedy. In September 2010, FERC granted rehearing for further consideration. In January 2011, PNM and Cargill filed a settlement agreement with FERC in which PNM agreed to pay Cargill $0.2 million and put Cargill's transmission service request back into the queue. The settlement also left Cargill's and PNM's rehearing requests in place before FERC. One intervenor in the proceeding contested the settlement. In December 2011, the Commission issued an order approving the settlement as filed but requiring a compliance filing to modify the standard of review for third parties and FERC. Pursuant to the December 2011 order, the settlement agreement has been modified to reflect the change to the standard of review and was filed with FERC in March 2012. PNM is unable to predict the final outcome of this matter at FERC.
TGP Complaint
On March 2, 2012, TGP Granada, LLC and its affiliate (collectively,“TGP”) filed a complaint at FERC against PNM and Tortoise Capital Resources Corp. (“Tortoise”). PNM owns 60% of EIP and leases the other 40% from Tortoise. TGP's filing requests FERC to direct PNM and Tortoise to identify the party that will immediately assume the obligation of making transmission capacity on the EIP available to customers for use after the April 1, 2015 expiration of the EIP lease agreement. TGP also requests a waiver regarding certain provisions of PNM's Open Access Transmission Tariff to allow its affiliate to change the point-of-receipt associated with a transmission service agreement related to the EIP without losing its transmission service priority. TGP requests that FERC issue an order granting the requested relief by July 2, 2012.
PNM's lease of the portion of the EIP owned by Tortoise expires on April 1, 2015. The lease provides PNM the options, with 24 months advance notice, of purchasing the leased assets at the end of the the lease for fair market value, or purchasing the leased assets prior to the lease expiration at the greater of fair market value and stipulated values contained in the lease. The lease also allows PNM to renew the lease for a series of terms with lease payments at the fair market value rate and provides PNM the option, if certain conditions are met, to renew the lease at 50% of the current lease payments for a maximum term to be calculated at the end of the initial lease term.
On April 2, 2012, PNM filed its response to TGP's complaint. PNM argued that the claims in the complaint are without legal merit, but took no position on the waiver request. PNM cannot predict the outcome of this proceeding.

(10)	Regulatory and Rate Matters

Information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.
PNM
Emergency FPPAC
In 2008, the NMPRC authorized PNM to implement an Emergency FPPAC from June 2, 2008 through June 30, 2009. The NMPRC order approving the Emergency FPPAC also provided that if PNM's base load generating units did not operate at or above a specified capacity factor and PNM was required to obtain replacement power to serve jurisdictional customers, PNM would be required to make a filing with the NMPRC seeking approval of the replacement power costs. In its required filing, PNM stated that the costs of the replacement power amounting to $8.0 million were prudently incurred and made a motion that they be approved. The NMPRC staff opposed PNM's motion and recommended that PNM be required to refund the amount collected. Auditors selected by the NMPRC found that PNM was prudent in operating its base load units and in securing replacement power but had not obtained prior NMPRC approval in the manner required by the NMPRC order. PNM continues to assert that its recovery of replacement power costs was proper and did not violate the NMPRC's order. The NMPRC has not ruled on this matter. Under the terms of the approved stipulation in the 2010 Electric Rate Case, the parties to the stipulation, including the NMPRC

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

staff, jointly requested that the NMPRC take no further action in this matter and close the docket. No party has opposed that request. PNM is unable to predict the outcome of this matter.

Renewable Portfolio Standard
The REA establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006, increasing to 10% by 2011, 15% by 2015, and 20% by 2020. The NMPRC requires renewable energy portfolios to be “fully diversified” beginning in 2011, with at least 20% from wind energy, 20% from solar energy, 10% from other renewable technologies, and 1.5% from distributed generation. The REA provides for streamlined proceedings for approval of utilities' renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. The NMPRC has established a RCT for 2011 of 2% of all customers' aggregated overall annual electric charges that increases by 0.25% annually until reaching 3% in 2015. The NMPRC has docketed a new rulemaking to determine the appropriate calculation methodology of the RCT. The rulemaking also proposes changes to the RPS diversity requirements. PNM is unable to predict the outcome of this matter.
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
In July 2011, PNM filed its renewable energy procurement plan for 2012. The plan requested a variance from the RPS due to RCT limitations. The plan was diversity compliant based on the reduced RPS, except for non-wind/non-solar resources, which were not currently available. In December 2011, the NMPRC approved PNM's 2012 plan with modifications. Under the modified plan, PNM must spend $0.9 million more on renewable procurements in 2012 than it originally proposed. If PNM's proposed additional procurements are approved by the NMPRC, the resulting portfolio of renewable resources will constitute approximately 7.3% of PNM's energy sales in 2012, which is less than the statutory RPS of 10%, due to the RCT. The NMPRC also required PNM to file a supplemental plan by April 30, 2012, within which PNM is authorized to include an early filing of its 2013 renewable energy procurement plan proposing procurements to meet the 10% RPS by 2014 or sooner. PNM made the required filing on April 30, 2012, proposing new procurements for 2013 and 2014 of PNM-owned solar facilities, wind and solar REC purchases in 2013, and a purchased power agreement for the output of a new geothermal facility. If the proposed projects develop as planned, PNM will comply with the statutory RPS amount in 2013, but will require a variance from the NMPRC's diversity requirements in 2013 while the proposed solar and geothermal facilities are being constructed. This plan is expected to achieve full RPS quantity and diversity compliance by 2014 without exceeding the RCT.
PNM has requested recovery of certain renewable procurement costs from customers through a rate rider. See Renewable Energy Rider below. PNM is unable to predict the outcome or impact of these matters.
Energy Efficiency and Load Management

Program Costs

Public utilities are required to obtain NMPRC approval to implement energy efficiency and load management programs. Costs to implement approved programs are recovered through a rate rider. Additional information concerning the program costs is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.
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

In June 2011 prior to the Supreme Court decision, the NMPRC approved PNM-specific adders of $0.002 per kWh and $4 per kW. PNM is presently collecting $1.3 million in adder revenues consistent with this order. After the Supreme Court decision vacating the rule, the NMPRC initiated a proceeding to determine whether PNM should be required to cease collecting the adders and to refund all adder revenues collected since December 2010. In November 2011, the NMPRC issued orders that PNM is not required to refund any adder revenues and is authorized to continue collecting the adders. However, in an order on rehearing, which it subsequently rescinded, the NMPRC further reduced the amount of the authorized adders. Prior to the rescission, PNM appealed the rehearing order to the Supreme Court. In March, 2012, the Supreme Court granted PNM's motion to vacate the rehearing order and dismiss PNM's appeal. In a separate appeal and writ proceeding in the Supreme Court, NMIEC and the NMAG seek to overturn the NMPRC order allowing PNM to continue to collect adders in light of the 2011 Supreme Court decision. PNM cannot predict the outcome of these matters.

2010 Electric Rate Case
PNM filed its 2010 Electric Rate Case application with the NMPRC in June 2010 to increase rates for its New Mexico retail customers. On August 21, 2011, PNM implemented a $72.1 million annual increase in rates as authorized by an order of the NMPRC, which modified a stipulation agreed to by PNM and several other parties. The amended stipulation allows PNM to file a new general rate case for rates to be effective as soon as July 1, 2013. In addition, the stipulation limits the amount that can be recovered on an annual basis for fuel costs, renewable energy costs, and energy efficiency costs during certain years as described in the stipulation. Recovery of costs in excess of the limits are to be deferred for recovery, without carrying costs, in future periods. Additional information concerning the 2010 Electric Rate Case is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.
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
Transmission Rate Case
In October 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually, based on a return on equity of 12.25%. The filing also seeks to revise certain Open Access Transmission Tariff provisions and bi-lateral contractual terms.  If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which include other utilities, electric cooperatives, and entities that use PNM's transmission system to transmit power at the wholesale level.  The proposed rate increase would not impact PNM's retail customers. In December 2010, FERC issued an order accepting PNM's filing and suspending the proposed tariff revisions for five months. The proposed rates were implemented on June 1, 2011, subject to refund. PNM and other parties to the case had engaged in settlement discussions. However, due to an impasse in those settlement negotiations, the settlement judge issued an order in August 2011 designating an ALJ, establishing procedural time standards, and terminating settlement judge procedures. The ALJ scheduled a hearing for this proceeding to commence on April 4, 2012. Subsequent to the ALJ's order setting the hearing, the staff of FERC made a filing recommending an annual revenue increase of $4.6 million, based on a return on equity of 10.4%. After the FERC staff made its filing, settlement discussions have resumed and are ongoing. The procedural schedule has been suspended. If a settlement is reached, it is anticipated it would be filed by June 1, 2012. PNM is unable to predict the outcome of this proceeding.
Firm-Requirements Wholesale Customer Rate Case
In September 2011, PNM filed an unexecuted amended sales agreement between PNM and NEC with FERC. The agreement proposes a cost of service based rate for the electric service and ancillary services PNM provides to NEC, which would result in an annual increase of $8.7 million or a 39.8% increase over existing rates. PNM also requested a FPPAC and full recovery of certain third-party transmission charges PNM incurs to serve NEC. NEC filed a protest to PNM's filing with FERC. In November 2011, FERC issued an order accepting the agreement as filed, suspending the effective date for a five-month period, to be effective April 14, 2012, subject to refund, and set the proceeding for settlement. The parties are currently in settlement negotiations. PNM is unable to predict the outcome of this proceeding.
TNMP
Interest Rate Compliance Tariff
Following a revision of the interest rate on TNMP's CTC, TNMP filed a compliance tariff to implement the new lower 8.31% rate. Intervenors asserted objections and, after regulatory proceedings, the PUCT issued an order making the new rate retroactive to July 20, 2006. TNMP successfully appealed to the District Court in Austin, Texas for the new rate not to be effective prior to December 27, 2007. However, the Texas 3rd Court of Appeals reversed the District Court and reaffirmed the PUCT's decision. TNMP petitioned the Texas Supreme Court for review in July 2011. After opposing parties filed responses, the Texas Supreme Court ordered full briefing of this matter, which was completed in April 2012. TNMP is unable to predict if the Texas Supreme Court will review the decision or the ultimate outcome of this matter.
Advanced Meter System Deployment and Surcharge Request
In July 2011, the PUCT approved a settlement and authorized an advanced meter deployment plan that permits TNMP to collect $113.3 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of advanced meters began in September 2011 and is scheduled to be completed over a 5-year period. In February 2012, the PUCT opened a proceeding to consider the feasibility of an “opt-out” program for retail consumers that wish to decline receipt of an advanced meter. The opt-out program would apply to all transmission and distribution utilities in ERCOT. TNMP cannot predict the outcome or effect of this proceeding.
Remand of ERCOT Transmission Rates for 1999 and 2000
Following a variety of appeals, the ERCOT transmission rates approved in 1999 and 2000 were recently remanded back to the PUCT. These dockets concern the recalculation of rates for the fourth quarter of 1999 and all of 2000 to correct over-payments made by certain market participants and the recovery of additional, undetermined transmission costs by the City Public

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Service Board of San Antonio ("CPS"). In October 2011, TNMP joined in a non-unanimous settlement of the issues relating to resettlement of the last four months of 1999. In October 2011, an ALJ dismissed CPS' claims regarding its resettlement of 2000 and 4th Quarter of 1999. In January 2012, the PUCT declined to hear CPS' appeal, approved the non-unanimous settlement of the last four months of 1999, and severed any remaining claims belonging to CPS into a separate proceeding. TNMP is scheduled to receive $1.6 million under the settlement, of which $1.1 million was received as of March 31, 2012. Whether such amounts have to be passed on to customers will be determined in TNMP's next transmission cost recovery factor filing. TNMP cannot predict the ultimate outcome of this matter.

(11)	Optim Energy

Information concerning Optim Energy is discussed in Note 21 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K. PNMR and ECJV each had a 50 percent ownership interest in Optim Energy, a limited liability company, until September 23, 2011, when Optim Energy was restructured and PNM's interest was reduced to 1%. On January 4, 2012, ECJV exercised its option to acquire PNMR's remaining 1% ownership interest in Optim Energy at fair market value, which was determined to be zero. PNMR accounted for its investment in Optim Energy using the equity method of accounting until September 23, 2011 and then used the cost method through January 4, 2012. PNMR Services Company provided certain corporate services to Optim Energy through December 31, 2011 and is continuing to provide services with respect to certain open tax matters.

PNMR fully impaired its investment in Optim Energy at December 31, 2010 and, in accordance with GAAP, did not recognize losses of Optim Energy from January 1, 2011 through September 23, 2011, when PNMR ceased to account for its investment using the equity method of accounting. Accordingly, Optim Energy had no impact on PNMR's December 31, 2011 balance sheet or the statements of earnings and statements of cash flows for 2012 and 2011. Therefore, summarized financial information for Optim Energy is not presented.

(12)	Related Party Transactions

PNMR, PNM, and TNMP are considered related parties as defined under GAAP. TNMP provides transmission and distribution services to First Choice. On November 1, 2011, PNMR sold First Choice. TNMP revenues from First Choice through October 31, 2011 were related party revenues and included in the table below. PNMR Services Company provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. Optim Energy was a related party prior to September 23, 2011. PNMR Services Company provided corporate services to Optim Energy under a services agreement. There was also a services agreement for Optim Energy to provide services to PNMR. See Note 11 for information concerning Optim Energy.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Electricity, transmission and distribution related services billings:
TNMP to PNMR	$—	$8,814
Services billings:
PNMR to PNM	22,055	21,437
PNMR to TNMP	6,951	6,581
PNM to TNMP	121	122
TNMP to PNMR	4	53
PNMR to Optim Energy	—	1,400
Optim Energy to PNMR	—	11
Income tax sharing payments:
PNMR to PNM	63,114	—
PNMR to TNMP	1,952	—
Interest charges:
TNMP to PNMR	18	2
PNM to PNMR	—	28
PNMR to PNM	45	32

(13)	New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not been adopted by the Company and could have a material impact is presented below.

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

(14)	Sale of First Choice
On September 23, 2011, PNMR entered into an agreement for the sale of First Choice to Direct LP, Inc. for $270.0 million, subject to adjustment to reflect the amounts of certain components of working capital at closing. Closing occurred on November 1, 2011, with PNMR receiving $329.3 million, which includes an estimate of the components of working capital. For accounting purposes, the sale was effective as of the close of business on October 31, 2011. PNMR recognized a pre-tax gain of $174.9 million on the sale. The purchaser has indicated to PNMR that it believes the amount paid at closing for working capital at October 31, 2011 was overstated by $2.4 million. PNMR has responded to the purchaser disputing the purchaser's calculation and indicating that the amount paid at closing for working capital at October 31, 2011 was understated by $5.8 million. PNMR believes its calculation is consistent with the terms of the agreement. PNMR cannot predict the outcome of this matter, but does not believe the ultimate resolution of this matter will have a material impact on its financial condition, results of operation, or cash flows. PNMR Services Company is providing certain services at cost to First Choice for a transitional period of up to nine months following closing. Because PNMR continues to have direct cash flows resulting from transmission and distribution services provided by TNMP to First Choice, First Choice is not reflected as discontinued operations. After October 31, 2011, TNMP's revenues from First Choice are not intercompany and are not eliminated in consolidation by PNMR.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Company Overview and Strategy
PNMR is a holding company with two regulated utilities serving approximately 739,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. In the latter part of 2011, PNMR exited both of its competitive businesses, First Choice and Optim Energy, and repositioned itself as a holding company solely operating its electric utilities, PNM and TNMP. Optim Energy had no impact on 2011 results of operations because it was written off in 2010 and PNMR had no further financial commitment to Optim Energy.
Strategic Goals
PNMR is focused on achieving the following strategic goals:

•	Earning authorized returns on its regulated businesses

•	Continuing to improve credit ratings

•	Providing a top-quartile total return to investors

PNMR's success in accomplishing these strategic goals is highly dependent on continued favorable regulatory treatment for its utilities. Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. The PUCT has approved mechanisms that allow for recovery of capital invested in transmission and distribution projects without having to file a general rate case. This allows for more timely recovery of amounts invested in TNMP's systems.
PNM and TNMP have recently completed rate proceedings before their state regulators. PNM has two rate cases pending before FERC. PNM has filed for approval of a renewable energy rider to recover NMPRC approved renewable energy costs. A hearing on the rider is scheduled to begin on May 14, 2012. Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K and in Note 10. PNM has announced that it intends to file a request for an increase in the rates charged to New Mexico retail customers in late 2012.

Fair and timely rate treatment from regulators is crucial to achieving PNMR's strategic goals because it leads to PNM and TNMP earning their allowed returns. PNMR believes that if the utilities earn their allowed returns, it would be viewed positively by rating agencies and would further improve credit ratings, which could lower costs to customers. Also, earning allowed returns should result in increased earnings for PNMR, which should lead to increased total returns to investors.

PNM's interest in PVNGS Unit 3 is permanently excluded from NMPRC jurisdictional rates. While PVNGS Unit 3's financial contribution is not calculated in the authorized returns on its regulated business, it impacts PNM's earnings and has demonstrated to be a valuable asset. Power generated from PNM's 134 MW interest in PVNGS Unit 3 is currently sold into the wholesale market and any earnings or losses are attributable to shareholders.

Exit from Competitive Businesses
As a result of the exit from its competitive businesses, First Choice and Optim Energy, PNMR's business model is centered on its electric utilities. The elimination of the competitive businesses should reduce PNMR's risk and earnings volatility. Additional discussion about the exit from the competitive businesses is found in Note 2 and Note 21 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.

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
Investing in PNM's and TNMP's infrastructure is critical to ensure reliability and meet future energy needs. Both utilities have long-established records of providing customers with top-tier electric reliability. In September 2011, TNMP began its deployment of smart meters in homes and businesses across its Texas service area. As part of the state of Texas' long-term initiative to create a smart electric grid, the smart meter rollout will ultimately give consumers more energy consumption data and help them make more informed decisions. TNMP's deployment is expected to be completed in 2016.
Environmental Stewardship
For years, PNMR has demonstrated its commitment to environmental stewardship. PNMR's environmental objectives focus on four areas:

•	Deploying renewable energy

•	Reducing emissions from existing fossil-fueled power plants

•	Increasing energy efficiency participation

•	Reducing waste
In 2011, PNM completed its $95 million investment in a utility-owned renewable energy project when five utility-scale solar facilities went online. The five solar sites located in Alamogordo, Deming, Los Lunas, Las Vegas, and Albuquerque provide a combined 22 MW of power. A sixth facility, the 500-KW PNM Prosperity Energy Storage Project, uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project features one of the largest combinations of battery storage and PV energy in the nation and involves extensive research and development of smart grid concepts with the Electric Power Research Institute, East Penn Manufacturing Co., Northern New Mexico College, Sandia National Laboratories, and the University of New Mexico. When the facility went online in September 2011, it was the nation's first solar storage facility fully integrated into a utility's power grid.
In addition, PNM's resource portfolio includes the purchase of 200 MW of wind power. PNM also purchases power from a customer-owned distributed solar generation program having an installed capacity of 14 MW at the end of 2011, which capacity is expected to double in 2012. Distributed generation, wind, and solar power are key means for PNM to meet the RPS established by the REA and related regulations issued by the NMPRC. These rules require a utility to achieve prescribed levels of energy sales from renewable sources within its generation mix, if that can be accomplished without exceeding the RCT cost limit set by the NMPRC, which aims to moderate the cost to consumers when utilities use more renewable resources.
PNM sought and received a waiver from the NMPRC excusing it from meeting the RPS in 2012 because the cost to achieve the full RPS would exceed the RCT. However, PNM will continue to procure renewable resources while balancing the bill impact to customers in order to meet New Mexico's escalating RPS requirements.

On April 30, 2012, PNM filed its 2013 Renewable Energy Plan, which calls for:

•	20 MW of PNM-owned solar facilities to be in service by the end of 2013

•	A 20-year PPA for the output of a 10-MW geothermal facility to be in service by January 1, 2014

•	Limited wind and solar REC purchases in 2013
The proposed plan would achieve RPS quantity compliance in 2013, but likely will be slightly below the 20% solar renewable energy diversity requirement. However, in 2014, the plan would achieve full quantity and diversity compliance and will be beneath the RCT for both years.
PNM's SJGS near Farmington, New Mexico, is one of the top performers in the nation with respect to mercury removal. The plant outperforms the mercury limit recently imposed by EPA. Major environmental upgrades on each of the four units at SJGS, which were completed in early 2009, have significantly reduced emissions of NOx, SO2, particulate matter, and mercury. PNM's share of the costs of these upgrades was $161 million. Since 2006, SJGS has reduced NOx emissions by 44%, SO2 by 71%, particulate matter by 72%, and mercury by 87%.
In order to keep costs to customers as low as possible while also reducing emissions from fossil-fuel generation, PNM has proposed the installation of SNCR technology at SJGS, which technology is also proposed by the State of New Mexico. However, the EPA has issued its FIP requiring SCR technology to be installed, which PNM estimates would significantly exceed the cost of installing SNCRs. PNM is challenging EPA's proposal in the courts and administratively within EPA.
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
Building off work that began in 2008, continuing outreach efforts include numerous community events that connected low-income customers with non-profit community service providers offering support and help with such needs as utility bills, food, clothing, medical programs, services for seniors, and weatherization. Additionally, four of the largest grants awarded in 2011 by PNMR supported nonprofits in various areas such as:

•	Adult literacy

•	Assistance for families trying to emerge from poverty

•	Food rescue from restaurants and grocers to help feed those in need

•	Assistance for low-income individuals to build a home, start a small business, or pursue higher education

In 2011, the PNM Good Neighbor Fund provided $1.2 million of assistance with utility bills to 9,907 families. Further, as part of the settlement in its 2010 Electric Rate Case, PNM agreed to voluntarily contribute an additional $1.3 million to the Good Neighbor Fund. This fund, along with additional collaboration with various other agencies, has helped to reduce the electricity affordability gap for many vulnerable customer groups such as seniors, young families, and medically challenged households.
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

Economic Factors
In the three months ended March 31, 2012, PNM and TNMP experienced a decrease in weather-normalized, retail load of 0.3% and 0.5% from 2011. In recent years, New Mexico and Texas have fared better than the national average in economic indicators such as unemployment and employment growth.

Rate Base Potential Growth
Based on the 5-year capital plan announced in December 2011, PNM expects rate base to grow at a 2% compound annual rate between 2011 and 2013. That growth figure could be 6% from 2011 through 2016 through additional potential capital investments. The largest of these involves possibly being required to install SCR technology to reduce emissions at SJGS and Four Corners. The addition of other facilities, such as renewable resources and peaking capacity, could also expand rate base. TNMP's compound annual rate base growth rate from 2011 through 2013 is estimated at 8%, predicated on the utility's 5-year capital plan announced in December 2011. A significant portion of TNMP's capital additions should be recovered through expedited transmission and distribution cost recovery mechanisms authorized by the PUCT. PNMR will continue to carefully balance the potential rate base growth for PNM and TNMP with customer rate impacts.
Results of Operations

A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended March 31,
	2012	2011	Change
	(In millions, except per share amounts)
Net earnings	$17.1	$16.6	$0.5
Average diluted common and common equivalent shares	80.5	92.1	(11.6)
Net earnings per diluted share	$0.21	$0.18	$0.03

The components of the change in earnings attributable to PNMR (in millions) are:

PNM Electric	$14.1
TNMP Electric	(1.2)
First Choice	(13.5)
Corporate and Other	1.1
Net change	$0.5
PNMR's operational results were affected by the following:

•	Exit from unregulated businesses - As discussed above, PNMR sold First Choice in 2011; therefore 2012 results of operations do not include First Choice

•	Rate increases for PNM and TNMP - Additional information about these rate increases is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K

•
Other factors - Other factors impacting results of operation for each segment are discussed under Results of Operations below. The decrease in the number of common and common equivalent shares is primarily due to PNMR's purchase of its equity described in Note 6 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K

Liquidity and Capital Resources
During 2011, PNMR and PNM replaced their revolving credit facilities with new facilities. The new facilities provide capacities for short-term borrowing and letters of credit of $300.0 million for PNMR and $400.0 million for PNM. In addition, TNMP has a $75.0 million revolving credit facility. Total availability for PNMR on a consolidated basis was $587.8 million at April 27, 2012. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.

The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $1,526.3 million for 2012-2016, including amounts expended through March 31, 2012. This estimate does not include any amounts related to environmental upgrades at SJGS or Four Corners that may be required by EPA to address regional haze or other environmental compliance requirements, additional renewable resources that may be required to meet the RPS, or additional peaking resources that may be needed to meet needs outlined in PNM's current IRP. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2012-2016 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company's capital requirements.

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

PNM Electric

The table below summarizes operating results for PNM Electric:

	Three Months Ended March 31,
	2012	2011	Change
	(In millions)
Total revenues	$250.4	$234.2	$16.2
Cost of energy	80.6	89.2	(8.6)
Gross margin	169.9	145.0	24.8
Operating expenses	104.1	103.1	1.0
Depreciation and amortization	23.6	23.7	(0.1)
Operating income	42.1	18.2	23.9
Other income (deductions)	8.3	9.3	(1.0)
Net interest charges	(18.5)	(18.1)	(0.4)
Earnings before income taxes	31.9	9.4	22.5
Income (taxes)	(10.9)	(2.4)	(8.5)
Valencia non-controlling interest	(3.3)	(3.2)	(0.1)
Preferred stock dividend requirements	(0.1)	(0.1)	—
Segment earnings	$17.7	$3.6	$14.1

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2011/2012 Change
	Total	Cost of	Gross
	Revenues	Energy	Margin
	(In millions)
Retail rate increases	$16.7	$—	$16.7
Retail load, fuel, and transmission	(5.2)	(9.6)	4.4
Energy efficiency rider	5.0	—	5.0
Unregulated margins	(2.8)	0.1	(2.9)
Net unrealized economic hedges	2.5	0.9	1.6
Total increase	$16.2	$(8.6)	$24.8

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Three Months Ended March 31,
	2012	2011	Change
	(In millions, except customers)
Residential	$99.7	$88.2	$11.5
Commercial	87.4	76.9	10.5
Industrial	23.5	20.7	2.8
Public authority	5.3	4.8	0.5
Other retail	4.6	2.1	2.5
Transmission	8.9	10.1	(1.2)
Firm requirements wholesale	9.1	9.6	(0.5)
Other sales for resale	8.1	20.5	(12.4)
Mark-to-market activity	3.8	1.3	2.5
	$250.4	$234.2	$16.2
Average retail customers (thousands)	505.0	503.6	1.4

The following table shows PNM Electric GWh sales by customer class:

	Three Months Ended March 31,
	2012	2011	Change
	(Gigawatt hours)
Residential	837.2	851.9	(14.7)
Commercial	899.5	891.9	7.6
Industrial	413.8	361.4	52.4
Public authority	56.1	57.4	(1.3)
Firm requirements wholesale	172.8	183.3	(10.5)
Other sales for resale	281.1	610.6	(329.5)
	2,660.5	2,956.5	(296.0)

On August 21, 2011, PNM implemented a $72.1 million annual non-fuel rate increase for its retail customers, including those customers formerly served by TNMP. This rate increase improved revenues and margins by $16.7 million in the three months ended March 31, 2012 compared to 2011. A small growth in the average number of retail customers was offset by milder weather compared to the prior quarter and a decrease in average usage per customer. The increase in fuel costs and the reduction in off-system sales volumes resulting from the fire incident at the mine providing coal to SJGS are recovered through PNM's FPPAC and did not negatively impact 2012 results. See Note 10 for more discussion on the San Juan mine fire incident.

PNM offers several energy efficiency programs and initiatives to its retail customers regulated by the NMPRC. In addition, PNM is allowed to earn adders on these programs, based on energy savings of the programs. PNM recovers these energy efficiency program costs via a rate rider. In 2012, revenue and margins improved by $5.0 million, of which $0.2 million is adder revenues and the remaining $4.8 million is offset with an increase in operating expense for the energy efficiency program costs.

Lower revenues and margin of $2.9 million associated with sales from PNM's share of PVNGS Unit 3, which is excluded from retail regulation, was a result of lower market power prices.

Changes in unrealized mark-to-market gains and losses are based on economic hedges in place for sales and fuel costs not covered under the FPPAC, primarily associated with PVNGS Unit 3. Unrealized gains of $3.5 million for the three months ended March 31, 2012 compared to $1.9 million for the three months ended March 31, 2011, increased gross margin by $1.6 million.

Operating expenses include increased costs associated with energy efficiency programs of $4.8 million, which are recovered through the rate rider discussed above, and higher property taxes of $0.4 million. These increases were offset by lower costs due to the timing of planned outage and maintenance costs at Reeves Station of $0.7 million and SJGS of $1.5 million. Lower retiree medical and pension expenses of $0.3 million as well as lower distribution labor and vegetation management expenses of $0.9 million partially offset other increases in operating expenses.

Depreciation and amortization remained relatively flat in 2012 compared to 2011. Incremental depreciation expense related to PNM's investment of $95 million in 22 MW of solar PV facilities and a solar-storage demonstration facility are deferred as a regulatory asset pending approval of the Renewable Energy Rider. See Note 10.

Realized gains on NDT assets were $1.7 million lower in 2012 compared to 2011. Interest income on the PVNGS lessor notes was $0.8 million lower due to a lower outstanding balance , which was partially offset by a $1.1 million increase in the equity portion of AFUDC.

Interest expense increased $2.2 million due to the issuance of $160 million of long-term debt in October 2011, which was partially offset by a $0.9 million increase in the debt portion of AFUDC and $1.1 million of interest charges on PNM's investment in renewable resources that are deferred for recovery through a renewable energy rider. See Note 10.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Three Months Ended March 31,
	2012	2011	Change
	(In millions)
Total revenues	$55.0	$53.8	$1.2
Cost of energy	11.3	10.2	1.1
Gross margin	43.7	43.7	0.1
Operating expenses	20.6	19.7	0.9
Depreciation and amortization	11.3	10.3	1.0
Operating income	11.8	13.7	(1.9)
Other income (deductions)	0.1	0.3	(0.2)
Net interest charges	(7.1)	(7.3)	0.2
Earnings before income taxes	4.8	6.7	(1.9)
Income (taxes)	(1.8)	(2.6)	0.8
Segment earnings	$3.0	$4.2	$(1.2)

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2011/2012 Change
	Total	Cost of	Gross
	Revenues	Energy	Margin
	(In millions)
Rate increases	$0.8	$—	$0.8
Customer usage/load	(1.9)	—	(1.9)
Transmission cost recovery	0.8	1.1	(0.3)
Other	1.5	—	1.5
Total increase	$1.2	$1.1	$0.1

The following table shows TNMP Electric operating revenues by retail tariff consumer class, including intersegment revenues, and average number of consumers:

	Three Months Ended March 31,
	2012	2011	Change
	(In millions, except customers)
Residential	$20.8	$19.5	$1.3
Commercial	20.1	19.4	0.7
Industrial	3.4	3.2	0.2
Other	10.7	11.7	(1.0)
	$55.0	$53.8	$1.2
Average consumers (thousands) (1)	232.0	230.6	1.4

(1)
TNMP provides transmission and distribution services to REPs that provide electric service to consumers in TNMP's service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose First Choice or any other REP to provide energy. The average consumers reported above include 69,106 consumers for the three months ended March 31, 2011, who had chosen First Choice as their REP. These consumers are also included as customers in the First Choice segment.

The following table shows TNMP Electric GWh sales by retail tariff consumer class:

	Three Months Ended March 31,
	2012	2011	Change
	(Gigawatt hours(1))
Residential	516.7	582.4	(65.7)
Commercial	488.0	506.6	(18.6)
Industrial	626.6	620.4	6.2
Other	23.9	25.5	(1.6)
	1,655.2	1,734.9	(79.7)

(1)
The GWh sales reported above include 209.6 GWhs for the three months ended March 31, 2011 used by consumers, who had chosen First Choice as their REP. These GWhs are also included below in the First Choice segment.

Milder weather in 2012 compared to unseasonably cooler weather in 2011 resulted in a significant decrease in heating degree days that reduced revenues and margins by $2.7 million. This reduction was partially offset by a rate increase implemented in February 2011, and small growth in the number of consumers. The AMS surcharge implemented in the third quarter of 2011, improved revenues by $1.5 million in 2012, including a return on investment of $0.4 million. The surcharge offsets increases in operating expenses and depreciation.

Operating expenses increased by $0.9 million, driven by administrative and general activities associated with the AMS deployment and higher energy efficiency program costs, which are recovered through a rate rider. In addition, higher shared services costs to implement process improvement initiatives also increased operating expenses.

Increases in depreciation and amortization expense are mainly attributable to the AMS investment, which is recovered through the surcharge discussed above.

Interest expense decreased in 2012 as a result of TNMP refinancing its term loan in September 2011.

First Choice

As discussed in Note 14, PNMR sold First Choice on November 1, 2011. The table below summarizes the operating results for First Choice for the three months ended March 31, 2011:

Three Months Ended
March 31, 2011
(In millions)
Total revenues	$108.5
Cost of energy	68.0
Gross margin	40.5
Operating expenses	19.0
Depreciation and amortization	0.3
Operating income	21.2
Other income (deductions)	(0.1)
Net interest charges	(0.1)
Earnings before income taxes	21.0
Income (taxes)	(7.5)
Segment earnings	$13.5

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

Three Months Ended
March 31, 2011
(In millions)
Residential	$63.6
Commercial	41.1
Other	3.8
$108.5
Actual customers (thousands) (1,2)	212.8

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)
Due to the competitive nature of First Choice’s business, actual customer counts are presented in the table above as a more representative business indicator than the average consumers that are shown in the table for TNMP.

The following table shows First Choice GWh electric sales by customer class:

Three Months Ended
March 31, 2011
(Gigawatt hours(1))
Residential	488.7
Commercial	369.1
857.8

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

During the three months ended March 31, 2011, a decrease in average revenue rates, unfavorable weather, and a reduction in the number of customers negatively impacted operating revenues. This decrease was partially offset by lower purchase power costs and an increase in MWh sales, but overall decreased gross margin, excluding the effects of mark-to-market on unrealized economic hedges.

First Choice managed its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margins.  Accordingly, First Choice had forward contracts for the purchase of energy to cover the future load requirements for most of its fixed price sales contracts.  Gains or losses on unrealized economic hedges represent changes in unrealized fair value estimates related to these forward supply contracts.  Changes in the fair value of supply contracts that were not designated or were not eligible for hedge or normal purchase or sales accounting were marked to market through current period earnings as required by GAAP. During the first quarter of 2011, market energy prices increased, which resulted in gains on certain of First Choice's forward supply contracts.  First Choice was not required to mark the related fixed price sales contracts to market, which would likely show offsetting gains and losses as market energy prices fluctuate.  Gains on unrealized economic hedges increased segment earnings by $9.1 million in the first quarter of 2011.
The allowance for uncollectible accounts and related bad debt expense was based on collections and write-off experience. Lower customer departures, lower default rates, and an increase in commercial customers reduced bad debts in 2011 compared to previous years. Initiatives to reduce bad debts included efforts to reduce the default rate experienced for customers switching to another REP and increased focus on identifying new customer prospects that were more likely to demonstrate desired payment behavior. First Choice focused its marketing efforts on commercial customers and customers with established payment patterns. First Choice also increased the credit score required to become a customer and expanded the circumstances where customers were required to provide advance deposits to obtain service, or both. Bad debt expense for the three months ended March 31, 2011 was $4.5 million.

During the three months ended March 31, 2011, an increase in marketing and operational costs was offset by a decrease in incentive compensation expense. The increase in operational costs was primarily related to developing a pre-pay option for customers and establishing local office locations. Interest expense decreased in 2011 primarily due to lower short-term debt.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2012	2011	Change
	(In millions)
Total revenues	$—	$(8.9)	$8.9
Cost of energy	—	(8.8)	8.8
Gross margin	—	(0.1)	0.1
Operating expenses	(3.3)	(3.4)	0.1
Depreciation and amortization	3.5	4.2	(0.7)
Operating income (loss)	(0.2)	(0.9)	0.7
Other income (deductions)	(2.6)	(1.6)	(1.0)
Net interest charges	(4.0)	(5.1)	1.1
Earnings (loss) before income taxes	(6.7)	(7.6)	0.9
Income (taxes) benefit	3.1	3.0	0.1
Segment earnings (loss)	$(3.6)	$(4.7)	$1.1

The Corporate and Other segment includes consolidation eliminations of revenues and cost of energy between business segments, primarily related to TNMP's sale of transmission services to First Choice prior to November 1, 2011, when PNMR sold First Choice. Accordingly, there was no elimination of intersegment revenue in 2012.

Depreciation expense decreased in the three months ended March 31, 2012 compared to 2011 due to lower depreciation on software applications.
Other income and deductions decreased $1.0 million in 2012 compared to 2011 primarily due to lower performance on other investments.
Interest charges decreased $1.1 million in 2012 compared to 2011 due to the re-acquisition of $50.0 million of PNMR 9.25% senior unsecured notes in November 2011.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2012 compared to March 31, 2011 are summarized as follows:

	Three Months Ended March 31,
	2012	2011	Change
		(In millions)
Net cash flows from:
Operating activities	$13.6	$58.7	$(45.1)
Investing activities	(69.6)	(48.9)	(20.7)
Financing activities	47.9	(12.3)	60.2
Net change in cash and cash equivalents	$(8.1)	$(2.5)	$(5.6)

The changes in PNMR's cash flows from operating activities relate primarily to contributions to the PNM and TNMP pension and other postretirement benefit plans of $84.1 million in 2012 compared to $6.1 million in 2011. This was partially offset by the receipt of $20.9 million for governmental grants related to renewable energy initiatives and the effect of the August 2011 retail rate increase at PNM.

The changes in PNMR's cash flows from investing activities relate primarily to increases in utility plant additions in 2012 compared to 2011 of $15.2 million at PNM, including $9.0 million related to nuclear fuel purchases, and $4.4 million at TNMP. Construction expenditures were funded primarily through cash flows from operating activities and short-term borrowings in both 2012 and 2011.
The changes in cash flows from financing activities relate primarily to increased short-term borrowings in 2012. Net cash outflows of $6.1 million to satisfy stock-based awards in 2012 compared to $1.5 million in 2011 also contributed to the change.

Financing Activities

See Note 6 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K, for additional information concerning the Company's financing activities. On April 4, 2012, PNM filed an application with the NMPRC requesting approval to refinance $20.0 million of its currently outstanding PCRBs with new PCRBs anticipated to have a lower overall financing cost. PNM currently has no commitments or arrangements regarding this proposed financing. Timing of the proposed financing will depend on market and other conditions. PNM also requested NMPRC authority to exercise the two one-year extension options under the PNM Revolving Credit Facility. The NMPRC is expected to reach a decision on PNM's requests on May 8, 2012.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR's current construction program include:

•	Upgrading generation resources, including those for renewable energy

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through March 31, 2012, are:

	2012	2013-2016	Total
	(In millions)
Construction expenditures	$283.3	$1,011.0	$1,294.3
Dividends on PNMR common stock	44.6	184.8	229.4
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$328.4	$1,197.9	$1,526.3
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above do not include any amounts related to environmental upgrades at SJGS or Four Corners that may be required by EPA to address regional haze or other environmental compliance requirements, additional renewable resources that may be required to meet the RPS, or additional peaking resources that may be needed to meet needs outlined in PNM's current IRP. Estimates for construction expenditures currently do not include any significant expenditures for environmental control facilities. See Note 9 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the three months ended March 31, 2012, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity. Note 6 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K contains information about the maturities on long-term debt. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.

Liquidity
PNMR's liquidity arrangements include the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility that both expire in 2016 and the TNMP Revolving Credit Facility that expires in December 2015. The PNMR Revolving Credit Facility has a financing capacity of $300.0 million, the PNM Revolving Credit Facility has a financing capacity of $400.0 million, and the TNMP Revolving Credit Facility has a financing capacity of $75.0 million. The Company believes the terms and conditions of its facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  Each of the facilities contains one financial covenant that requires the maintenance of debt-to-capital ratios of less than or equal to 65%.  These ratios reflect the present value of payments under the PVNGS and EIP leases as debt.
These facilities provide short-term borrowing capacity and also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company's business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Short-term borrowings at PNMR ranged from $14.0 million to $105.7 million during the three months ended March 31, 2012. PNM short-term borrowings ranged from $44.1 million to $167.9 million during the three months ended March 31, 2012. There were no borrowings under the TNMP Revolving Credit Facility during three-months ended March 31, 2012. At March 31, 2012, average interest rates were 2.00% for the PNMR Revolving Credit Facility and 1.75% for the PNM Revolving Credit Facility. PNMR also has a $5.0 million bi-lateral line of credit expiring in August 2012 with a single financial institution.
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

The credit ratings for PNMR, PNM, and TNMP were set forth under the heading Liquidity in the MD&A contained in the 2011 Annual Reports on Form 10-K. On April 13, 2012, S&P raised the corporate credit rating for PNMR as well as the senior debt ratings for PNMR and TNMP and the preferred stock rating for PNM. S&P changed the outlook to stable for all entities. As of April 27, 2012, ratings on the Company's securities were as follows:

	PNMR	PNM	TNMP
S&P
Senior secured debt	*	*	BBB+
Senior unsecured debt	BB+	BBB-	*
Preferred stock	*	BB	*
Moody's
Senior secured debt	*	*	A3
Senior unsecured debt	Ba1	Baa3	*
Preferred stock	*	Ba2	*
* Not applicable

A summary of liquidity arrangements as of April 27, 2012 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
		(In millions)
Financing Capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
Bi-lateral line of credit	5.0	—	—	5.0
Total financing capacity	$305.0	$400.0	$75.0	$780.0

Amounts outstanding as of April 27, 2012:
Revolving credit facility	$112.3	$65.1	$—	$177.4
Bi-lateral line of credit	—	—	—	—
Total short-term debt outstanding	112.3	65.1	—	177.4

Letters of credit	11.0	3.5	0.3	14.8

Total short–term debt and letters of credit	$123.3	$68.6	$0.3	$192.2

Remaining availability as of April 27, 2012	$181.7	$331.4	$74.7	$587.8

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
Off-Balance Sheet Arrangements
PNMR's off-balance sheet arrangements include PNM's operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and Delta. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. See MD&A - Off-Balance Sheet Arrangements and Note 7 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K. See Note 9 for additional information concerning the EIP lease.

Commitments and Contractual Obligations
PNMR, PNM, and TNMP have contractual obligations for long-term debt, operating leases, purchase obligations, and certain other long-term liabilities. See MD&A - Commitments and Contractual Obligations in the 2011 Annual Reports on Form 10-K.

Contingent Provisions of Certain Obligations
As discussed in the 2011 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company's short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure
The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include operating lease obligations as debt.

	March 31, 2012	December 31, 2011
PNMR
PNMR common equity	48.4%	48.3%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	51.3%	51.4%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	50.2%	49.7%
Preferred stock	0.5%	0.5%
Long-term debt	49.3%	49.8%
Total capitalization	100.0%	100.0%

TNMP
Common equity	60.0%	59.8%
Long-term debt	40.0%	40.2%
Total capitalization	100.0%	100.0%

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
PNM has several programs underway to reduce GHG from its generating plants, thereby reducing its exposure to climate change regulation. See Note 10. In 2011, PNM completed construction of 22 MW of utility-scale solar generation located at five sites on PNM's system throughout New Mexico. Additionally, PNM has a customer distributed solar generation program that is expected to grow distributed solar from the 14 MW installed at the end of 2011 to over 35 MW by the end of 2012. Once fully subscribed, the distributed solar programs will reduce PNM's demand for fossil-fueled electricity generation by 82 GWh per year. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with an annual budget of over $17 million, that projects electricity savings in 2012 of an estimated 60 GWh. Over the next 19 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 12,870 GWh of electricity, which will avoid at least 6.1 million metric tons of CO2 based upon projected emissions from PNM's system-wide portfolio with and without these programs. These estimates are subject to change given that it is difficult to accurately estimate avoidance because of the high uncertainty of many of the underlying variables and complex interrelationships between those variables, including changes in demand for electricity.
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
Given the geographic location of its facilities and customers, PNM generally has not been exposed to the extreme weather events and other physical impacts commonly attributed to climate change, with the possible exception of periodic drought conditions. Climate changes are generally not expected to have material consequences in the near-term. Drought conditions in northwestern New Mexico could impact the availability of water for cooling coal-fired generating plants. Water shortage sharing agreements have been in place since 2004, although no shortage has been declared due to sufficient precipitation in the San Juan basin. PNM also has a supplemental water contract in place with the Jicarilla Tribe to help address any water shortages from primary sources. The contract expires on December 31, 2016.  TNMP has operations in the Gulf coast area of Texas, which experiences periodic hurricanes and drought conditions. In addition to potentially causing physical damage to TNMP owned facilities, which disrupt the ability to generate, transmit, and/or distribute energy, hurricanes can temporarily reduce customers' usage and demand for energy.
EPA Regulation
In April 2007, the U.S. Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations.
In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule is to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. The rule focuses on the largest sources of GHG, including fossil-fueled electric generating units. This program currently covers new construction projects that emit GHG of at least 100,000 tons per year (even if PSD is not triggered for other pollutants). In addition, modifications at existing facilities that increase GHG by at least 75,000 tons per year will be subject to PSD permitting requirements, even if they do not significantly increase emissions of any other pollutant. EPA had indicated in its original tailoring rule that it might extend PSD regulation to smaller emission sources, but its plan to implement the third phase, released in February 2012, proposes to keep the permitting thresholds where they are. All of PNM's fossil-fueled generating plants are potentially subject to the tailoring rule because of the magnitude of non-GHG, but the plants do not have any currently planned projects that would trigger PSD permitting for GHG.

On March 27, 2012, EPA issued its proposed carbon pollution standards for the emission of GHG from new fossil-fueled electric generating units (“EGUs”). The proposed NSPS sets a limit of 1,000 lb CO2/MWh and covers newly constructed fossil-fueled EGUs that are larger than 25 MW. The proposed limit is based on the performance of natural gas combined cycle technology. Therefore, coal-fired power plants would likely only be able to comply with the standard by using carbon capture and sequestration. The proposed rule includes an exemption for simple cycle EGUs. However, EPA is soliciting comments on whether to drop the exemption and instead exempt any fossil-fueled EGU that limits electric generation to one third of its annual generating capacity. The proposed rule, as written, does not include limits that apply to existing power plants, or proposed plants that already have a complete preconstruction permit and commence construction within 12 months of the issuance of the proposed rule. The proposal is the first NSPS issued for CO2, and although it is limited to new sources, it has potential far-reaching implications for the utility industry. When finalized, the standard would serve as Best Available Control Technology analysis for PSD permitting for new GHG sources under the tailoring rule. It is not clear whether this standard might also apply to existing sources making major modifications that would require pre-construction permits under the tailoring rule, but completion of the proposed NSPS for new EGUs is a prerequisite for EPA to promulgate GHG standards for existing sources. The proposed rule was published in the Federal Register on April 13, 2012. The proposal is open for public comment for 60 days after publication.
EPA regulation of GHG from large stationary sources will impact PNM's operations due to its reliance on fossil-fueled electric generation. The impact to PNM is unknown because the regulatory requirements, including Best Available Control Technology implications and NSPS requirements, are still developing. Impacts could involve investments in efficiency improvements and/or control technologies at the fossil-fueled generating plants. It is also possible that the costs of such improvements or technologies could impact the economic viability of some plants.
Federal Legislation
Prospects for enactment of legislation imposing a new or enhanced regulatory program to address climate change in the current Congress are extremely unlikely, although Congress could address these issues at a future time. Instead, EPA is the primary venue for GHG regulation in the near future.
The Company has assessed, and continues to assess, the impacts of potential climate change legislation or regulation on its business.  This assessment is preliminary, and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  The Company's assessment includes assumptions regarding the specific GHG limits, the timing of implementation of these limits, the level of emissions allowances allocated and the level that must be purchased, the development of technologies for renewable energy and to reduce emissions, the cost of emissions allowances, the degree to which offsets may be used for compliance, and provisions for cost containment. Moreover, the assessment assumes various market reactions such as with respect to the price of coal and gas and regional plant economics.  These assumptions, at best, are preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation would likely, among other things, result in significant compliance costs, including significant capital expenditures by the Company, and could jeopardize the economic viability of certain generating facilities. See Note 9.  In turn, these consequences would lead to increased costs to customers and could affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced demand for electricity.  The Company's assessment process is ongoing, but too preliminary and speculative at this time for the meaningful prediction of financial impact.
State and Regional Activity
Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility's customers.  The NMPRC issued an order in June 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  However, PNM is required to use these prices for purposes of its IRP, and the prices may not reflect the costs that it ultimately will incur.  PNM's IRP filed with the NMPRC on July 18, 2011 (Note 10), showed that while consideration of the NMPRC required carbon emissions costs did not significantly change the resource decisions regarding future facilities over the next 20 years, it did slightly impact the projected in-service dates of some of the identified resources.  Much higher GHG costs than assumed in the NMPRC analysis are necessary to impact future resource decisions. The primary consequence of the standardized cost of carbon emissions was an increase to generation portfolio costs.

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
On June 4, 2010, the NMED filed a petition with the EIB for the adoption of rules required to implement a WCI cap-and-trade program. A hearing was held in September 2010. On November 2, 2010, the EIB approved the NMED's proposal to institute a regional cap-and-trade rule that would affect sources regulated by NMED that emit more than 25,000 metric tons of CO2 per year. The cap would start with an emissions baseline established in 2011. NMED would grant allowances for free to regulated sources based on their baseline and a 2% annual reduction. In order to take effect, New Mexico and California must recognize each other as trading partners under the WCI regional trading program, which has not occurred. On October 20, 2011, the California Air Resources Board adopted a final cap-and-trade regulation that calls for quarterly auctions of GHG allowances starting in November 2012. Also, several market elements including allowance tracking and a trading market must be established by WCI. The EIB adopted the proposed rule in December 2010. PNM appealed the EIB's decision and after various legal proceedings, the EIB voted to repeal the cap-and-trade program regulation on February 6, 2012. New Energy Economy (“NEE”), a non-profit environmental advocacy organization, and Western Resource Advocates filed a joint notice of appeal of the EIB's decision with the New Mexico Court of Appeals on April 6, 2012.
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
In December 2008, NEE petitioned the EIB to amend existing regulations and adopt new regulations that would reduce GHG from certain sources regulated by the State of New Mexico. Following extensive litigation regarding the EIB's authority to regulate GHG, which did not resolve the issue, the rulemaking hearing on the NEE petition concluded in October 2010. On December 8, 2010, the EIB adopted a modified version of the petition. The modifications pushed the effective date to January 1, 2013 or six months after NMED's cap-and-trade rule is no longer in force, whichever is later. PNM filed testimony in the rulemaking hearing estimating the cost of electricity to PNM's customers would increase by approximately $8 million each year over the prior year if the NEE's proposed rule is adopted. PNM appealed the EIB's decision and, after various legal proceedings, the EIB voted to repeal the NEE rule on March 16, 2012. The EIB decision is subject to appeal.
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

Other Matters
As discussed under Employees in Item 1. Business in the 2011 Annual Reports on Form 10-K, at December 31, 2011, PNM Electric had 635 employees in its power plant and operations areas covered by a collective bargaining agreement with the IBEW that was entered into in May 2009. PNMR has no other employees represented by unions.  Negotiations for a new agreement with the IBEW began on January 30, 2012.  Although the current agreement provides for an expiration date of April 30, 2012, the agreement continues in effect during negotiations unless either the union or the Company gives a thirty days' written notice of termination. On May 2, 2012, the Company gave notice of termination, effective June 1, 2012, and plans to continue negotiations until an agreement is reached. While the Company is optimistic that a new agreement will be reached, PNM cannot predict the outcome of the negotiations.  In the negotiations, PNM is focusing its efforts towards meeting four objectives:  improved safety, continued compliance, continued reliability, and cost management. The wages and benefits for all PNM employees who are members of the IBEW are typically included in the rates charged to electric customers, subject to approval of the NMPRC.

See Notes 9 and 10 herein and Notes 16 and 17 in the 2011 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters.

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

As of March 31, 2012, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2011 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR's, PNM's, and TNMP's business, financial condition, cash flow, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

•	The ability of PNM and TNMP to recover costs and earn allowed returns in regulated jurisdictions

•	The ability of the Company to successfully forecast and manage its operating and capital expenditures

•	State and federal regulatory, legislative, and judicial decisions and actions on ratemaking, tax, and other matters

•
State and federal regulation or legislation relating to environmental matters, including the resultant costs of compliance and other impacts on the operations and economic viability of PNM's generating plants

•	The risk that recently enacted reliability standards regarding available transmission capacity and other FERC rulemakings may negatively impact the operation of PNM's transmission system

•
The performance of generating units, transmission systems, and distribution systems, which could be negatively affected by operational issues, extreme weather conditions, terrorism, and cybersecurity breaches

•	Uncertainties surrounding PNM's collective bargaining agreement, which provides for an expiration date of April 30, 2012

•	Variability of prices and volatility and liquidity in the wholesale power and natural gas markets

•	Changes in price and availability of fuel and water supplies

•	Uncertainties surrounding the mine fire incident at the mine supplying coal to SJGS

•	Uncertainty surrounding the status of PNM's participation in jointly-owned generation projects resulting from the scheduled expiration of the operational documents for the projects

•	The risks associated with completion of generation, transmission, distribution, and other projects

•	Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties

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

•	The Company's ability to access the financial markets, including disruptions in the credit markets, actions by ratings agencies, and fluctuations in interest rates

•	The potential unavailability of cash from PNMR's subsidiaries due to regulatory, statutory, or contractual restrictions

•	The impacts of decreases in the values of marketable equity securities maintained to provide for nuclear decommissioning and pension and other postretirement benefits

•	Commodity and counterparty credit risk transactions and the effectiveness of risk management

•	The outcome of legal proceedings, including the extent of insurance coverage

•	Changes in applicable accounting principles

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, and TNMP’s 2011 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, PNMR and its subsidiaries are exposed to a variety of market risks. Market risk is the potential loss or gain that may occur as a result of changes in the market or fair value of a particular instrument or commodity. All financial and commodity-related instruments, including derivatives, are subject to market risk. The Company had no trading transactions during the year ended December 31, 2011 and the three months ended March 31, 2012.

The Company controls the scope of its various forms of risk through a comprehensive set of policies and procedures and oversight by senior level management and the Board. The Board’s Finance Committee sets the risk limit parameters. The RMC, comprised of corporate and business segment officers, oversees all of the risk management activities, which include commodity risk, credit risk, interest rate risk, equity risk, and business risk. The RMC has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies. The Company has risk control organizations, which are assigned responsibility for establishing and enforcing the policies, procedures, and limits and evaluating the risks inherent in proposed transactions, on an enterprise-wide basis.

The RMC’s responsibilities include: establishment of policies regarding risk exposure levels and activities in each of the business segments; authority to approve the types of derivatives entered into; authority to establish a general policy regarding counterparty exposure and limits; authority to approve and revise the corporate risk policy; authorization and delegation of transaction limits; review and approval of controls and procedures for derivative activities; review and approval of models and assumptions used to calculate mark-to-market and market risk exposure; authority to approve and open brokerage and counterparty accounts for derivatives; review of hedging and risk activities; the extent and type of reporting to be performed for monitoring of limits and positions; and quarterly reporting to the Audit and Finance Committees on these activities. The RMC also proposes risk limits, such as VaR and GEaR, to the Finance Committee for its approval.

It is the responsibility of each business segment to create its own control procedures and policies within the parameters established by the Corporate Financial Risk Management Policy, approved by the RMC. The RMC reviews and approves these policies, which are created with the assistance of the Risk Management Department and the Vice President and Treasurer. Each business segment’s policies address the following controls: authorized instruments and markets; authorized personnel; policies on segregation of duties; policies on mark-to-market accounting; responsibilities for deal capture; confirmation responsibilities; responsibilities for reporting results; statement on the role of derivative transactions; and limits on individual transaction size (nominal value).

Commodity Risk

PNMR is exposed to the impact of changes in price for energy and energy-related products, which is partially mitigated by PNMR's use of commodity derivatives. To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results, or financial position.

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

The following table details the changes in PNMR’s net asset or liability balance sheet position for mark-to-market energy transactions other than cash flow hedges:

	Three Months Ended
	March 31,
	2012	2011
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$(356)	$(22,975)
Amount realized on contracts delivered during period	(1,112)	5,178
Changes in fair value	4,614	5,824
Net mark-to-market change recorded in earnings	3,502	11,002
Net change recorded as regulatory assets and liabilities	(81)	26
Unearned/prepaid option premiums	—	8
Settlement of de-designated cash flow hedges	—	(68)
Net fair value at end of period	$3,065	$(12,007)

The following table provides the maturity of PNMR’s net assets (liabilities) other than cash flow hedges, giving an indication of when these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at March 31, 2012

	Less than 1 Year	1-3 Years	4+ Years	Total
		(In thousands)
Economic hedges
Prices actively quoted	$—	$—	$—	$—
Prices provided by other external sources	4,834	(946)	(823)	3,065
Prices based on models and other valuations	—	—	—	—
Total	$4,834	$(946)	$(823)	$3,065

During the year ended December 31, 2011 and the three months ended March 31, 2012, PNMR had no commodity derivative instruments designated as cash flow hedging instruments.

PNM measures the market risk of its long-term contracts and wholesale activities using a VaR calculation to measure price movements. The VaR calculation reports the possible market loss for the respective transactions. This calculation is based on the transaction’s fair market value on the reporting date. PNM utilizes the Monte Carlo VaR simulation model with a 95% confidence level and a three day holding period. The Monte Carlo model utilizes a random generated simulation based on historical volatility to generate portfolio values. The quantitative risk information, however, is limited by the parameters established in creating the model. For example, if VaR is calculated at $10.0 million, it is estimated that in 950 out of 1,000 market simulations the pre-tax loss in liquidating the portfolio would not exceed $10.0 million in the three days that it would take to liquidate the portfolio.

PNM measures VaR for all transactions that are not directly asset-related and have economic risk. PNM did not have any non-asset backed transactions for the three months ended March 31, 2012 and 2011. PNM also measures VaR for the positions in its wholesale portfolio.

First Choice measured the market risk of its retail sales commitments and supply sourcing activities using a GEaR calculation to monitor potential risk exposures related to taking contracts to settlement and a VaR calculation to measure short-term market price impacts. Because of its obligation to serve customers, First Choice was required to take certain contracts to settlement. Accordingly, a measure that evaluated the settlement of First Choice's positions against earnings provided management with a useful tool to manage its portfolio. Over a rolling 12 month period, First Choice used a hold-to-maturity at risk calculation for its GEaR measurement. The calculation utilized a Monte Carlo simulation with a 95% confidence level and holding each position to settlement. The quantitative risk information, however, was limited by the parameters established in creating the model.

First Choice utilized a VaR measure to manage its market risk. The VaR limit was based on the same total portfolio approach as the GEaR measure; however, the VaR measure was intended to capture the effects of changes in market prices over the life of the total portfolio and was intended to capture the effects of changes in market prices over a three day holding period. The VaR calculations utilized a Monte Carlo simulation at a 95% confidence level.

The Company's risk measures are regularly monitored by the Company's RMC. The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures. VaR or GEaR limits were not exceeded during the three months ended March 31, 2012 or 2011.

The VaR and GEaR limits represent an estimate of the potential losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.

Credit Risk

PNMR is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties' nonperformance on their contractual obligations. The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties. Credit exposure is regularly monitored by the RMC. The RMC has put procedures in place to ensure that increases in credit risk that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.

The following table provides information related to PNMR’s credit exposure as of March 31, 2012. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties. All credit exposures at March 31, 2012 will mature in less than two years. The PVNGS and EIP lessor notes are not exposed to credit risk, since the notes are repaid as PNM makes payments on the underlying leases. Other investments (Note 4) primarily are tax credit related and have no significant counterparty risk.

Schedule of Credit Risk Exposure
March 31, 2012

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$3,001	2	$1,841
Non-investment grade	—	—	—
Internal ratings:
Investment grade	4	—	—
Non-investment grade	11	—	—
Total	$3,016		$1,841

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

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than full requirements customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by available credit collateral. Credit collateral includes cash deposits, letters of credit, and parental guarantees received from counterparties. Amounts are presented before the application of such credit collateral instruments. At March 31, 2012, PNMR held no credit collateral to offset its credit exposure.

The Company provides for losses due to market and credit risk. Net credit risk for the Company’s largest counterparty as of March 31, 2012 was $1.3 million.

Interest Rate Risk

The Company has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.7%, or $50.8 million, if interest rates were to decline by 50 basis points from their levels at March 31, 2012. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. TNMP has long-term debt of $50.0 million that bears interest at a variable rate. However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk. At April 27, 2012, PNMR had $177.4 million of consolidated short-term debt outstanding under its revolving credit facilities and bi-lateral line of credit, which allow for a maximum aggregate borrowing capacity of $780.0 million. These facilities bear interest at variable rates and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The securities held by PNM in the NDT had an estimated fair value of $183.7 million at March 31, 2012, of which 41.8% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2012, the decrease in the fair value of the fixed-rate securities would be 2.7%, or $2.1 million. The PVNGS and EIP lessor notes, described above, are not exposed to interest rate risk. PNM and TNMP do not directly recover or return through rates any losses or gains on the securities, including equity investments discussed below, in the trusts for nuclear decommissioning. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations. PNM is at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market risks discussed below to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The NDT holds certain equity securities at March 31, 2012. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. At March 31, 2012, the equity securities held in the NDT were valued at $104.3 million. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $10.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, each of PNMR, PNM, and TNMP conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer of each of PNMR, PNM, and TNMP concluded that the disclosure controls and procedures are effective.

Changes in internal controls

There have been no changes in each of PNMR’s, PNM's, and TNMP's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM's, and TNMP's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.

•	Regional Haze – SJGS

•	Regional Haze – Four Corners

•	SJGS Operating Permit Challenge

•	Citizen Suit Under the Clean Air Act

•	Navajo Nation Environmental Issues

•	Four Corners New Source Review

•	Endangered Species Act

•	Santa Fe Generating Station

•	Coal Combustion Waste Disposal – Sierra Club Allegations

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Begay v. PNM et al

•	Transmission Issues

•	PNM – Emergency FPPAC

•	PNM – Renewable Portfolio Standard

•	PNM – Energy Efficiency and Load Management – Disincentives/Incentives Adder

•	PNM – 2010 Electric Rate Case

•	PNM – Transmission Rate Case

•	PNM – Firm Requirements Wholesale Customer Rate Case

•	TNMP – Interest Rate Compliance Tariff

•	TNMP – Advanced Meter System Deployment and Surcharge Request

•	TNMP – Remand of ERCOT Transmission Rates for 1999 and 2000

See also Climate Change Issues under Other Issues Facing the Company in MD&A. The third, fourth, and fifth paragraphs under State and Regional Activity are incorporated in this item by reference.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2011.

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

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNM Resources, Inc. with all amendments to and including December 8, 2009 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed December 11, 2009)

3.5	PNM	Bylaws of PNM with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to the Company’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, as amended effective June 26, 2011 (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.1	PNMR	PNM Resources, Inc. 2012 Officer Annual Incentive Plan dated March 28, 2012

10.2	PNMR	PNM Resources, Inc. 2012 Long-Term Incentive Plan dated March 28, 2012

10.3	PNMR	Special Performance-Based Retention Award Agreement dated March 29, 2012 between PNMR and Patricia K. Collawn

10.4	PNMR	First Amendment to the PNM Resources, Inc. Executive Savings Plan executed March 28, 2012

10.5	PNMR	First Amendment to the PNM Resources, Inc. After-Tax Retirement Plan executed March 28, 2012

10.6	PNMR	Second Amendment to the PNM Resources, Inc. Second Amended and Restated Omnibus Performance Equity Plan executed March 28, 2012

10.7	PNMR	PNM Resources, Inc. Officer Retention Plan (as amended and restated effective as of January 1, 2012)

10.8	PNMR	Second Amendment to the PNM Resources, Inc. Non-Union Severance Pay Plan executed March 27, 2012

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	PNMR, PNM, and TNMP	XBRL Instance Document

101.SCH	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	May 4, 2012	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)