Form 10-Q
period 2012-06-30
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2012-08-03
CIK 22767, 81023, 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of July 27, 2012 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of July 27, 2012 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the Parent of SJCC
Board	Board of Directors of PNMR
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CO2	Carbon Dioxide
CTC	Competition Transition Charge
Decatherm	Million British Thermal Units
Delta	Delta-Person Generating Station
DOE	United States Department of Energy
DOI	United States Department of Interior
ECJV	ECJV Holdings, LLC, a wholly owned subsidiary of Cascade Investment, L.L.C.
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
First Choice	FCP Enterprises, Inc. and Subsidiaries
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
IRP	Integrated Resource Plan
KW	Kilowatt
KWh	Kilowatt Hour
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NERC	North American Electric Reliability Corporation
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMPRC	New Mexico Public Regulation Commission

NOx	Nitrogen Oxides
NOI	Notice of Inquiry
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
O&M	Operations and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
Optim Energy	Optim Energy, LLC, a limited liability company, formerly known as EnergyCo, LLC
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries, a wholly owned subsidiary of PNMR
PNM Revolving Credit Facility	PNM's $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Revolving Credit Facility	PNMR's $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico's Renewable Energy Act of 2004
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RFP	Request for Proposal
RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standard
SCE	Southern California Edison Company
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act
TNMP	Texas-New Mexico Power Company and Subsidiaries, a wholly owned subsidiary of TNP
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries, a wholly owned subsidiary of PNMR
Valencia	Valencia Energy Facility
VaR	Value at Risk

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Electric Operating Revenues	$323,860	$415,586	$629,234	$803,249
Operating Expenses:
Cost of energy	94,719	173,454	186,565	331,961
Administrative and general	45,289	68,795	90,089	127,260
Energy production costs	46,053	47,127	91,182	95,779
Regulatory disallowances	—	21,402	—	21,402
Depreciation and amortization	41,054	38,272	79,468	76,745
Transmission and distribution costs	17,565	18,161	33,814	35,038
Taxes other than income taxes	14,074	15,515	29,281	29,985
Total operating expenses	258,754	382,726	510,399	718,170
Operating income	65,106	32,860	118,835	85,079
Other Income and Deductions:
Interest income	3,386	4,234	6,678	8,261
Gains (losses) on investments held by NDT	(795)	5,894	3,660	11,797
Other income	1,862	809	4,507	1,804
Other deductions	(2,716)	(3,881)	(7,268)	(6,953)
Net other income (deductions)	1,737	7,056	7,577	14,909
Interest Charges	30,198	30,512	59,765	61,127
Earnings before Income Taxes	36,645	9,404	66,647	38,861
Income Taxes	11,546	1,735	21,071	11,241
Net Earnings	25,099	7,669	45,576	27,620
(Earnings) Attributable to Valencia Non-controlling Interest	(3,455)	(3,470)	(6,720)	(6,652)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Net Earnings Attributable to PNMR	$21,512	$4,067	$38,592	$20,704
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.27	$0.04	$0.48	$0.23
Diluted	$0.27	$0.04	$0.48	$0.22
Dividends Declared per Common Share	$0.145	$0.125	$0.290	$0.250

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net Earnings	$25,099	$7,669	$45,576	$27,620
Other Comprehensive Income (Loss):
Unrealized Gain on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(3,022), $(5,827), $(10,437), and $(9,280)	4,611	8,892	15,924	14,161
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $4,992, $7,892, $8,538, and $9,962	(7,617)	(12,043)	(13,028)	(15,201)
Changes in unrecognized amounts of pension and postretirement benefits, net of income tax (expense) benefit of $(476), $(425), $(952), and $601	727	648	1,454	(966)
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $40, $327, $99, and $318	(72)	(585)	(178)	(562)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(16), $(215), $(31), and $(302)	29	389	56	543
Total Other Comprehensive Income (Loss)	(2,322)	(2,699)	4,228	(2,025)
Comprehensive Income	22,777	4,970	49,804	25,595
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,455)	(3,470)	(6,720)	(6,652)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(264)	(264)
Comprehensive Income Attributable to PNMR	$19,190	$1,368	$42,820	$18,679

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$45,576	$27,620
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	99,971	97,404
Bad debt expense	1,790	11,732
Deferred income tax expense	21,354	17,992
Net unrealized (gains) losses on derivatives	1,978	(6,996)
Realized (gains) on investments held by NDT	(3,660)	(11,797)
Stock based compensation expense	1,435	2,867
Regulatory disallowances	—	21,402
Other, net	(2,610)	(443)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(20,901)	(44,371)
Materials, supplies, and fuel stock	(5,250)	1,109
Other current assets	(12,021)	1,679
Other assets	(6,659)	(257)
Accounts payable	(4,882)	6,101
Interest and taxes	(9,944)	(6,798)
Other current liabilities	(3,016)	(10,532)
Proceeds from governmental grants	21,567	—
Other liabilities	(83,432)	(21,972)
Net cash flows from operating activities	41,296	84,740

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(156,796)	(153,168)
Proceeds from sales of investments held by NDT	45,787	94,890
Purchases of investments held by NDT	(47,313)	(96,410)
Return of principal on PVNGS lessor notes	12,632	15,374
Proceeds from sales of utility plant	1,367	—
Other, net	2,320	760
Net cash flows from investing activities	(142,003)	(138,554)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	124,300	82,000
Proceeds from stock option exercise	5,410	2,172
Purchases to satisfy awards of common stock	(12,674)	(4,535)
Dividends paid	(21,770)	(23,127)
Valencia’s transactions with its owner	(7,449)	(7,232)
Proceeds from transmission interconnection agreements	983	589
Other, net	—	2,566
Net cash flows from financing activities	88,800	52,433

Change in Cash and Cash Equivalents	(11,907)	(1,381)
Cash and Cash Equivalents at Beginning of Period	15,091	15,404
Cash and Cash Equivalents at End of Period	$3,184	$14,023

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$56,217	$57,930
Income taxes paid (refunded), net	$5,302	$(1,775)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,184	$15,091
Accounts receivable, net of allowance for uncollectible accounts of $1,931 and $1,778	89,479	87,794
Unbilled revenues	74,827	57,401
Other receivables	49,077	71,069
Materials, supplies, and fuel stock	59,481	54,231
Regulatory assets	47,906	44,993
Commodity derivative instruments	4,659	3,713
Income taxes receivable	100,715	95,130
Other current assets	41,463	33,397
Total current assets	470,791	462,819
Other Property and Investments:
Investment in PVNGS lessor notes	67,400	79,049
Investments held by NDT	178,834	168,851
Other investments	8,450	12,207
Non-utility property, net of accumulated depreciation of $132 and $120	4,621	4,631
Total other property and investments	259,305	264,738
Utility Plant:
Plant in service and plant held for future use	5,196,375	5,120,167
Less accumulated depreciation and amortization	1,748,487	1,705,520
	3,447,888	3,414,647
Construction work in progress	140,409	132,420
Nuclear fuel, net of accumulated amortization of $43,218 and $36,411	88,961	80,067
Net utility plant	3,677,258	3,627,134
Deferred Charges and Other Assets:
Regulatory assets	475,366	482,155
Goodwill	278,297	278,297
Other deferred charges	91,572	89,470
Total deferred charges and other assets	845,235	849,922
	$5,252,589	$5,204,613

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$207,000	$82,700
Current installments of long-term debt	2,387	2,387
Accounts payable	74,227	103,139
Customer deposits	17,350	15,971
Accrued interest and taxes	48,755	53,114
Commodity derivative instruments	1,742	1,632
Dividends declared	132	10,089
Current portion of accumulated deferred income taxes	9,080	9,080
Other current liabilities	90,526	95,156
Total current liabilities	451,199	373,268
Long-term Debt	1,671,958	1,671,626
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	670,608	645,099
Accumulated deferred investment tax credits	14,658	15,771
Regulatory liabilities	431,454	418,098
Asset retirement obligations	82,503	79,233
Accrued pension liability and postretirement benefit cost	133,490	224,766
Commodity derivative instruments	5,156	2,437
Other deferred credits	99,291	106,378
Total deferred credits and other liabilities	1,437,160	1,491,782
Total liabilities	3,560,317	3,536,676
Commitments and Contingencies (See Note 9)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock outstanding (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,186,985	1,193,191
Accumulated other comprehensive income (loss), net of income taxes	(62,628)	(66,856)
Retained earnings	474,692	447,650
Total PNMR common stockholders’ equity	1,599,049	1,573,985
Non-controlling interest in Valencia	81,694	82,423
Total equity	1,680,743	1,656,408
	$5,252,589	$5,204,613

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholder's Equity		Total Equity
	(In thousands)
Balance at December 31, 2011	$1,193,191	$(66,856)	$447,650	$1,573,985	$82,423	$1,656,408
Proceeds from stock option exercise	5,410	—	—	5,410	—	5,410
Purchases to satisfy awards of common stock	(12,674)	—	—	(12,674)	—	(12,674)
Excess tax (shortfall) from stock-based payment arrangements	(377)	—	—	(377)	—	(377)
Stock based compensation expense	1,435	—	—	1,435	—	1,435
Valencia’s transactions with its owner	—	—	—	—	(7,449)	(7,449)
Net earnings before subsidiary preferred stock dividends	—	—	38,856	38,856	6,720	45,576
Subsidiary preferred stock dividends	—	—	(264)	(264)	—	(264)
Total other comprehensive income	—	4,228	—	4,228	—	4,228
Dividends declared on common stock	—	—	(11,550)	(11,550)	—	(11,550)
Balance at June 30, 2012	$1,186,985	$(62,628)	$474,692	$1,599,049	$81,694	$1,680,743

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Electric Operating Revenues	$260,094	$239,234	$510,510	$473,472
Operating Expenses:
Cost of energy	83,235	81,497	163,792	170,711
Administrative and general	40,657	38,580	79,706	72,916
Energy production costs	46,053	47,127	91,182	95,779
Regulatory disallowances	—	17,479	—	17,479
Depreciation and amortization	23,946	22,897	47,580	46,632
Transmission and distribution costs	11,664	11,902	22,507	23,509
Taxes other than income taxes	7,870	9,209	16,969	17,740
Total operating expenses	213,425	228,691	421,736	444,766
Operating income	46,669	10,543	88,774	28,706
Other Income and Deductions:
Interest income	3,429	4,225	6,764	8,282
Gains (losses) on investments held by NDT	(795)	5,894	3,660	11,797
Other income	1,370	441	3,203	742
Other deductions	(1,564)	(1,851)	(2,868)	(2,837)
Net other income (deductions)	2,440	8,709	10,759	17,984
Interest Charges	18,928	18,027	37,422	36,107
Earnings before Income Taxes	30,181	1,225	62,111	10,583
Income Taxes (Benefit)	9,841	(872)	20,694	1,522
Net Earnings	20,340	2,097	41,417	9,061
(Earnings) Attributable to Valencia Non-controlling Interest	(3,455)	(3,470)	(6,720)	(6,652)
Net Earnings (Loss) Attributable to PNM	16,885	(1,373)	34,697	2,409
Preferred Stock Dividends Requirements	(132)	(132)	(264)	(264)
Net Earnings (Loss) Available for PNM Common Stock	$16,753	$(1,505)	$34,433	$2,145

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net Earnings	$20,340	$2,097	$41,417	$9,061
Other Comprehensive Income (Loss):
Unrealized Gain on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(3,022), $(5,827), $(10,437), and $(9,280)	4,611	8,892	15,924	14,161
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $4,992, $7,892, $8,538 and $9,962	(7,617)	(12,043)	(13,028)	(15,201)
Change in unrecognized amounts of pension and postretirement benefits, net of income tax (expense) benefit of $(476), $(423), $(952), and $432	727	646	1,454	(659)
Fair Value Adjustment for Cash Flow Hedges:
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $0, $0, $0, and $(11)	—	—	—	17
Total Other Comprehensive Income (Loss)	(2,279)	(2,505)	4,350	(1,682)
Comprehensive Income (Loss)	18,061	(408)	45,767	7,379
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,455)	(3,470)	(6,720)	(6,652)
Comprehensive Income (Loss) Attributable to PNM	$14,606	$(3,878)	$39,047	$727

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$41,417	$9,061
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	63,303	63,077
Deferred income tax expense	21,067	8,784
Net unrealized (gains) losses on derivatives	1,978	(1,453)
Realized (gains) on investments held by NDT	(3,660)	(11,797)
Regulatory disallowances	—	17,479
Other, net	(545)	874
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(17,867)	(8,796)
Materials, supplies, and fuel stock	(5,152)	830
Other current assets	(10,885)	7,467
Other assets	(5,868)	3,301
Accounts payable	(7,112)	(2,791)
Interest and taxes	61,503	(4,196)
Other current liabilities	10,095	6,730
Proceeds from governmental grants	21,567	—
Other liabilities	(78,105)	(22,339)
Net cash flows from operating activities	91,736	66,231

Cash Flows From Investing Activities:
Utility plant additions	(111,344)	(125,939)
Proceeds from sales of NDT investments	45,787	94,890
Purchases of NDT investments	(47,313)	(96,410)
Return of principal on PVNGS lessor notes	12,632	15,374
Other, net	1,372	1,037
Net cash flows from investing activities	(98,866)	(111,048)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	20,400	83,000
Valencia’s transactions with its owner	(7,449)	(7,232)
Proceeds from transmission interconnection arrangements	983	589
Dividends paid	(17,944)	(43,949)
Other, net	1	2,558
Net cash flows from financing activities	(4,009)	34,966

Change in Cash and Cash Equivalents	(11,139)	(9,851)
Cash and Cash Equivalents at Beginning of Period	12,307	10,336
Cash and Cash Equivalents at End of Period	$1,168	$485

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$36,286	$35,081
Income taxes paid (refunded), net	$(63,114)	$(1,539)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,168	$12,307
Accounts receivable, net of allowance for uncollectible accounts of $1,931 and $1,778	67,910	68,661
Unbilled revenues	65,756	48,928
Other receivables	44,218	65,465
Affiliate receivables	8,893	8,912
Materials, supplies, and fuel stock	56,673	51,521
Regulatory assets	44,219	44,480
Commodity derivative instruments	4,659	3,713
Income taxes receivable	66,117	128,858
Other current assets	36,376	26,776
Total current assets	395,989	459,621
Other Property and Investments:
Investment in PVNGS lessor notes	67,400	79,049
Investments held by NDT	178,834	168,851
Other investments	1,525	2,900
Non-utility property	976	976
Total other property and investments	248,735	251,776
Utility Plant:
Plant in service and plant held for future use	4,062,329	4,009,873
Less accumulated depreciation and amortization	1,333,994	1,305,754
	2,728,335	2,704,119
Construction work in progress	120,092	116,030
Nuclear fuel, net of accumulated amortization of $43,218 and $36,411	88,961	80,067
Net utility plant	2,937,388	2,900,216
Deferred Charges and Other Assets:
Regulatory assets	353,110	352,387
Goodwill	51,632	51,632
Other deferred charges	82,521	79,655
Total deferred charges and other assets	487,263	483,674
	$4,069,375	$4,095,287

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$86,400	$66,000
Accounts payable	57,372	82,619
Affiliate payables	17,092	14,592
Customer deposits	17,350	15,971
Accrued interest and taxes	30,874	32,111
Commodity derivative instruments	1,742	1,632
Dividends declared	132	132
Current portion of accumulated deferred income taxes	16,563	16,562
Other current liabilities	67,387	60,944
Total current liabilities	294,912	290,563
Long-term Debt	1,215,560	1,215,540
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	529,370	504,419
Accumulated deferred investment tax credits	14,658	15,771
Regulatory liabilities	384,336	373,703
Asset retirement obligations	81,667	78,425
Accrued pension liability and postretirement benefit cost	128,857	213,688
Commodity derivative instruments	5,156	2,437
Other deferred credits	88,444	94,700
Total deferred credits and liabilities	1,232,488	1,283,143
Total liabilities	2,742,960	2,789,246
Commitments and Contingencies (See Note 9)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock outstanding (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,061,776	1,061,776
Accumulated other comprehensive income (loss), net of income taxes	(62,448)	(66,798)
Retained earnings	233,864	217,111
Total PNM common stockholder’s equity	1,233,192	1,212,089
Non-controlling interest in Valencia	81,694	82,423
Total equity	1,314,886	1,294,512
	$4,069,375	$4,095,287

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2011	$1,061,776	$(66,798)	$217,111	$1,212,089	$82,423	$1,294,512
Valencia’s transactions with its owner	—	—	—	—	(7,449)	(7,449)
Net earnings	—	—	34,697	34,697	6,720	41,417
Total other comprehensive income	—	4,350	—	4,350	—	4,350
Dividends declared on preferred stock	—	—	(264)	(264)	—	(264)
Dividends declared on common stock	—	—	(17,680)	(17,680)	—	(17,680)
Balance at June 30, 2012	$1,061,776	$(62,448)	$233,864	$1,233,192	$81,694	$1,314,886

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Electric Operating Revenues:
Non-affiliates	$63,766	$50,359	$118,724	$95,387
Affiliate	—	9,598	—	18,412
Total electric operating revenues	63,766	59,957	118,724	113,799
Operating Expenses:
Cost of energy	11,484	10,259	22,773	20,412
Administrative and general	10,103	10,135	20,570	19,801
Regulatory disallowances	—	3,923	—	3,923
Depreciation and amortization	12,066	10,726	23,353	20,987
Transmission and distribution costs	5,901	6,256	11,307	11,524
Taxes other than income taxes	5,315	4,963	10,031	9,733
Total operating expenses	44,869	46,262	88,034	86,380
Operating income	18,897	13,695	30,690	27,419
Other Income and Deductions:
Other income	448	288	937	650
Other deductions	326	(29)	(59)	(75)
Net other income (deductions)	774	259	878	575
Interest Charges	7,069	7,305	14,167	14,604
Earnings Before Income Taxes	12,602	6,649	17,401	13,390
Income Taxes	4,584	2,547	6,372	5,125
Net Earnings	$8,018	$4,102	$11,029	$8,265

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net Earnings	$8,018	$4,102	$11,029	$8,265
Other Comprehensive Income (Loss):
Change in unrecognized amounts of pension and postretirement benefits, net of income tax (expense) benefit of $0, $(1), $0, and $170	—	2	—	(307)
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $40, $307, $99, and $272	(72)	(555)	(178)	(491)
Reclassification adjustment for losses included in net earnings, net of income tax expense (benefit) of $(16), $(102), $(31), and $(202)	29	184	56	365
Total Other Comprehensive Income (Loss)	(43)	(369)	(122)	(433)
Comprehensive Income	$7,975	$3,733	$10,907	$7,832

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$11,029	$8,265
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	25,885	22,569
Deferred income tax expense	6,247	4,805
Regulatory disallowances	—	3,923
Other, net	(258)	31
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(3,034)	(5,798)
Materials and supplies	(98)	74
Other current assets	(3,904)	(2,243)
Other assets	(1,066)	(657)
Accounts payable	2,987	(154)
Interest and taxes	(4,755)	(6,034)
Other current liabilities	4,214	1,628
Other liabilities	(3,408)	(1,078)
Net cash flows from operating activities	33,839	25,331
Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(39,595)	(24,072)
Proceeds from sales of utility plant	1,367	—
Net cash flows from investing activities	(38,228)	(24,072)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net – affiliate	7,400	5,800
Dividends paid	(3,010)	(7,066)
Debt issuance costs and other	(1)	7
Net cash flows from financing activities	4,389	(1,259)

Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$1	$1

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$12,761	$13,852
Income taxes paid (refunded), net	$1,848	$3,250

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable	21,569	19,133
Unbilled revenues	9,071	8,473
Other receivables	1,199	847
Materials and supplies	2,808	2,710
Regulatory assets	3,687	513
Current portion of accumulated deferred income taxes	2,272	2,272
Other current assets	1,786	694
Total current assets	42,393	34,643
Other Property and Investments:
Other investments	267	271
Non-utility property	2,240	2,240
Total other property and investments	2,507	2,511
Utility Plant:
Plant in service and plant held for future use	972,383	947,327
Less accumulated depreciation and amortization	332,193	323,123
	640,190	624,204
Construction work in progress	14,409	12,968
Net utility plant	654,599	637,172
Deferred Charges and Other Assets:
Regulatory assets	122,256	129,768
Goodwill	226,665	226,665
Other deferred charges	6,259	6,686
Total deferred charges and other assets	355,180	363,119
	$1,054,679	$1,037,445

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$8,100	$700
Accounts payable	11,065	12,263
Affiliate payables	3,136	1,314
Accrued interest and taxes	15,910	20,666
Other current liabilities	12,425	9,480
Total current liabilities	50,636	44,423
Long-term Debt	311,276	310,963
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	165,493	159,197
Regulatory liabilities	47,118	44,395
Asset retirement obligations	722	699
Accrued pension liability and postretirement benefit cost	4,633	11,078
Other deferred credits	3,651	3,437
Total deferred credits and other liabilities	221,617	218,806
Total liabilities	583,529	574,192
Commitments and Contingencies (See Note 9)
Common Stockholder’s Equity:
Common stock outstanding ($10 par value; 12,000,000 shares authorized;
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	413,384	416,394
Accumulated other comprehensive income (loss), net of income taxes	(180)	(58)
Retained earnings	57,882	46,853
Total common stockholder’s equity	471,150	463,253
	$1,054,679	$1,037,445

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	AOCI	Retained Earnings	Total Common Stockholder's Equity
	(In thousands)
Balance at December 31, 2011	$64	$416,394	$(58)	$46,853	$463,253
Net earnings	—	—	—	11,029	11,029
Total other comprehensive income (loss)	—	—	(122)	—	(122)
Dividends declared on common stock	—	(3,010)	—	—	(3,010)
Balance at June 30, 2012	$64	$413,384	$(180)	$57,882	$471,150

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at June 30, 2012 and December 31, 2011, consolidated results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, and consolidated cash flows for the six months ended June 30, 2012 and 2011. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. For discussion purposes, this report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2011 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2012 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2011 Annual Reports on Form 10-K. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.
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

Dividends on Common Stock

Dividends on PNMR's common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.145 per share in July 2012 and $0.125 in July 2011, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings.

PNM declared and paid cash dividends on its common stock to PNMR of $17.7 million in the six months ended June 30, 2012. PNM declared cash dividends on its common stock to PNMR of $39.1 million in December 2010, which was paid in January 2011, $4.6 million in March 2011, which was paid in April 2011, and $3.6 million in June 2011, which was paid in July 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP declared and paid cash dividends to PNMR of $3.0 million and $7.1 million in the six months ended June 30, 2012 and 2011. TNMP dividends were recorded as reductions of its paid-in-capital.

(2)	Segment Information

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM Electric	TNMP Electric	Corporate and Other	Consolidated
Three Months Ended June 30, 2012	(In thousands)
Electric operating revenues	$260,094	$63,766	$—	$323,860
Cost of energy	83,235	11,484	—	94,719
Gross margin	176,859	52,282	—	229,141
Other operating expenses	106,244	21,319	(4,582)	122,981
Depreciation and amortization	23,946	12,066	5,042	41,054
Operating income (loss)	46,669	18,897	(460)	65,106
Interest income	3,429	—	(43)	3,386
Other income (deductions)	(989)	774	(1,434)	(1,649)
Net interest charges	(18,928)	(7,069)	(4,201)	(30,198)
Segment earnings (loss) before income taxes	30,181	12,602	(6,138)	36,645
Income taxes (benefit)	9,841	4,584	(2,879)	11,546
Segment earnings (loss)	20,340	8,018	(3,259)	25,099
Valencia non-controlling interest	(3,455)	—	—	(3,455)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$16,753	$8,018	$(3,259)	$21,512

Six Months Ended June 30, 2012
Electric operating revenues	$510,510	$118,724	$—	$629,234
Cost of energy	163,792	22,773	—	186,565
Gross margin	346,718	95,951	—	442,669
Other operating expenses	210,364	41,908	(7,906)	244,366
Depreciation and amortization	47,580	23,353	8,535	79,468
Operating income (loss)	88,774	30,690	(629)	118,835
Interest income	6,764	—	(86)	6,678
Other income (deductions)	3,995	878	(3,974)	899
Net interest charges	(37,422)	(14,167)	(8,176)	(59,765)
Segment earnings (loss) before income taxes	62,111	17,401	(12,865)	66,647
Income taxes (benefit)	20,694	6,372	(5,995)	21,071
Segment earnings (loss)	41,417	11,029	(6,870)	45,576
Valencia non-controlling interest	(6,720)	—	—	(6,720)
Subsidiary preferred stock dividends	(264)	—	—	(264)
Segment earnings (loss) attributable to PNMR	$34,433	$11,029	$(6,870)	$38,592

At June 30, 2012:
Total Assets	$4,069,375	$1,054,679	$128,535	$5,252,589
Goodwill	$51,632	$226,665	$—	$278,297
Additions to utility and non-utility plant included in accounts payable	$8,681	$551	$392	$9,624

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
Three Months Ended June 30, 2011	(In thousands)
Electric revenues from non-affiliates	$239,234	$50,359	$126,036	$(43)	$415,586
Intersegment revenues	—	9,598	—	(9,598)	—
Total electric operating revenues	239,234	59,957	126,036	(9,641)	415,586
Cost of energy	81,497	10,259	91,296	(9,598)	173,454
Gross margin	157,737	49,698	34,740	(43)	242,132
Other operating expenses	124,297	25,277	23,630	(2,204)	171,000
Depreciation and amortization	22,897	10,726	360	4,289	38,272
Operating income (loss)	10,543	13,695	10,750	(2,128)	32,860
Interest income	4,225	—	31	(22)	4,234
Other income (deductions)	4,484	259	(273)	(1,648)	2,822
Net interest charges	(18,027)	(7,305)	(141)	(5,039)	(30,512)
Segment earnings (loss) before income taxes	1,225	6,649	10,367	(8,837)	9,404
Income taxes (benefit)	(872)	2,547	3,745	(3,685)	1,735
Segment earnings (loss)	2,097	4,102	6,622	(5,152)	7,669
Valencia non-controlling interest	(3,470)	—	—	—	(3,470)
Subsidiary preferred stock dividends	(132)	—	—	—	(132)
Segment earnings (loss) attributable to PNMR	$(1,505)	$4,102	$6,622	$(5,152)	$4,067

Six Months Ended June 30, 2011
Electric revenues from non-affiliates	$473,472	$95,387	$234,486	$(96)	$803,249
Intersegment revenues	—	18,412	—	(18,412)	—
Total electric operating revenues	473,472	113,799	234,486	(18,508)	803,249
Cost of energy	170,711	20,412	159,250	(18,412)	331,961
Gross margin	302,761	93,387	75,236	(96)	471,288
Other operating expenses	227,423	44,981	42,616	(5,556)	309,464
Depreciation and amortization	46,632	20,987	641	8,485	76,745
Operating income (loss)	28,706	27,419	31,979	(3,025)	85,079
Interest income	8,282	—	34	(55)	8,261
Other income (deductions)	9,702	575	(379)	(3,250)	6,648
Net interest charges	(36,107)	(14,604)	(286)	(10,130)	(61,127)
Segment earnings (loss) before income taxes	10,583	13,390	31,348	(16,460)	38,861
Income taxes (benefit)	1,522	5,125	11,237	(6,643)	11,241
Segment earnings (loss)	9,061	8,265	20,111	(9,817)	27,620
Valencia non-controlling interest	(6,652)	—	—	—	(6,652)
Subsidiary preferred stock dividends	(264)	—	—	—	(264)
Segment earnings (loss) attributable to PNMR	$2,145	$8,265	$20,111	$(9,817)	$20,704

At June 30, 2011:
Total Assets	$3,920,154	$1,018,425	$254,352	$108,702	$5,301,633
Goodwill	$51,632	$226,665	$43,013	$—	$321,310
Additions to utility and non-utility plant included in accounts payable	$16,514	$360	$237	$1,165	$18,276

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Variable Interest Entities

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

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 145 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed O&M and capacity charges in addition to variable O&M charges under this PPA. For the three and six months ended June 30, 2012, PNM paid $4.6 million and $9.3 million for fixed charges and $0.2 million and $0.3 million for variable charges. For the three and six months ended June 30, 2011, PNM paid $4.6 million and $9.1 million for fixed charges and $0.3 million and $0.4 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets. PNM has concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP. As the primary beneficiary, PNM consolidates the entity in its financial statements. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner's equity and net income of Valencia are considered attributable to non-controlling interest.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Operating revenues	$4,888	$4,849	$9,559	$9,519
Operating expenses	(1,433)	(1,379)	(2,839)	(2,867)
Earnings attributable to non-controlling interest	$3,455	$3,470	$6,720	$6,652

Financial Position

	June 30,	December 31,
	2012	2011
	(In thousands)
Current assets	$3,092	$2,405
Net property, plant, and equipment	79,369	80,785
Total assets	82,461	83,190
Current liabilities	767	767
Owners’ equity – non-controlling interest	$81,694	$82,423

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. PNM is not the legal or tax owner of the leased assets. PNM has an option to purchase the leased assets at appraised value at the end of the leases, but does not have a fixed price purchase option and does not provide residual value guarantees. PNM has options to renew the leases at fixed rates set forth in the leases, which represent 50% of the amounts during the original terms of the leases, for two years beyond the termination of the original lease terms. The option periods on certain leases may be further extended for up to an additional six years if the appraised remaining useful lives and fair

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

value of the leased assets are greater than parameters set forth in the leases. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes, aggregate $93.7 million as of June 30, 2012 over the remaining terms of the leases. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of June 30, 2012, PNM could have been required to pay the beneficial owners up to approximately $174.2 million, which would result in PNM taking ownership of the leased assets and termination of the leases. PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has evaluated the PVNGS lease arrangements and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP. PNM has recorded no assets or liabilities related to the trusts other than the accrual of lease payments between the scheduled payment dates, which were $26.0 million at June 30, 2012 and December 31, 2011 and are included in other current liabilities on the Condensed Consolidated Balance Sheets. For additional information regarding these leases, see Risk Factors, MD&A – Off Balance Sheet Arrangements and Note 7 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.

PNM has a PPA covering the entire output of Delta, which is a variable interest under GAAP. This arrangement was entered into prior to December 31, 2003 and PNM has been unsuccessful in obtaining the information necessary to determine if it is the primary beneficiary of the entity that owns Delta, or to consolidate that entity if it were determined that PNM is the primary beneficiary. Accordingly, PNM is unable to make those determinations and, as provided in GAAP, continues to account for this PPA as an operating lease. PNM makes fixed and variable payments to Delta under the PPA. For the three and six months ended June 30, 2012, PNM incurred fixed payments of $1.5 million and $3.1 million and variable payments of $0.2 million and $0.3 million under the PPA. For the three and six months ended June 30, 2011, PNM incurred fixed payments of $1.5 million and $2.9 million and variable payments of less than $0.1 million and $0.3 million under the PPA. PNM’s only quantifiable obligation under the PPA is to make the fixed payments, which as of June 30, 2012, aggregated $48.1 million through the end of the PPA in 2020. PNM will also pay variable costs, which cannot be quantified since the amounts are based on how much the generating plant is in operation. PNM has no other obligations or commitments with respect to Delta.

(4)	Fair Value of Derivative and Other Financial Instruments

Energy Related Derivative Contracts

Overview

The primary objective for the use of commodity derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy or fuel used to generate electricity, or to manage anticipated generation capacity in excess of forecasted demand from existing customers. The Company's energy related derivative contracts are designed to manage commodity risk. PNM is required to meet the demand and energy needs of its retail and firm-requirements wholesale customers. PNM is exposed to market risk for its share of PVNGS Unit 3 and the needs of its firm-requirements wholesale customers not covered under a FPPAC. PNM’s operations are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases. PNM could be exposed to market risk if its generation capabilities were to be disrupted or if its load requirements were to be greater than anticipated. If all or a portion of load requirements were required to be covered as a result of such unexpected situations, commitments would have to be met through market purchases. Additional information concerning the Company's energy related derivative contracts, including how commodity risk is managed, is contained in Note 8 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting for Derivatives

Energy contracts that meet the definition of a derivative under GAAP and do not qualify, or are not designated, for the normal sales and purchases exception are recorded on the balance sheet at fair value at each period end. The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met and elected. Normal sales and purchases are not marked to market and are reflected in results of operations when the underlying transactions settle. The Company had no designated cash flow or fair value hedges related to commodity derivatives in the year ended December 31, 2011 and the six months ended June 30, 2012.

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

The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements. At June 30, 2012 and December 31, 2011, amounts posted as cash collateral under margin arrangements were $1.6 million and $1.8 million for both PNMR and PNM. Cash collateral amounts are included in other current assets on the Condensed Consolidated Balance Sheets. At June 30, 2012 and December 31, 2011, PNMR and PNM had the legal right to reclaim cash collateral of $1.6 million and zero. PNMR and PNM had no obligation to return cash collateral at June 30, 2012 and December 31, 2011.

Commodity Derivatives

Commodity derivative instruments are summarized as follows:

	Economic Hedges
	June 30, 2012	December 31, 2011
PNMR and PNM	(In thousands)
Current assets	$4,659	$3,713
	4,659	3,713
Current liabilities	(1,742)	(1,632)
Long-term liabilities	(5,156)	(2,437)
	(6,898)	(4,069)
Net	$(2,239)	$(356)

In April 2010, PNM received NMPRC approval of a hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.6 million of current assets and $0.4 million of current liabilities at June 30, 2012, and $0.5 million of current assets and current liabilities at December 31, 2011 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the effect of commodity derivative instruments on earnings, excluding income tax effects.

	Economic Hedges
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
PNMR	(In thousands)
Electric operating revenues	$(3,581)	$190	$1,637	$1,334
Cost of energy	63	(4,594)	(541)	86
Total gain (loss)	$(3,518)	$(4,404)	$1,096	$1,420
PNM
Electric operating revenues	$(3,581)	$190	$1,637	$1,334
Cost of energy	63	(284)	(541)	159
Total gain (loss)	$(3,518)	$(94)	$1,096	$1,493
Commodity contract volume positions are presented in Decatherms for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	Decatherms	MWh
June 30, 2012
PNMR and PNM	2,435,000	(2,028,674)
December 31, 2011
PNMR and PNM	1,499,000	(366,448)
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

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
June 30, 2012
PNMR and PNM	$4,754	$—	$4,397
December 31, 2011
PNMR and PNM	$4,036	$—	$4,036

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sale of Power from PVNGS Unit 3

Since January 1, 2011, PNM has been selling power from its interest in PVNGS Unit 3 daily at market prices. PNM has established fixed rates for the substantial majority of these sales through the end of 2013 through hedging arrangements that are accounted for as economic hedges. PNM is also partially hedged for 2014.

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

	June 30, 2012		December 31, 2011
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
		(In thousands)
Equity securities:
Domestic value	$3,934	$27,188	$3,549	$25,143
Domestic growth	20,298	58,427	16,714	52,187
International and other	446	11,398	662	12,754
Fixed income securities:
Municipals	3,548	43,007	2,861	41,463
U.S. Government	1,465	24,986	1,353	25,367
Corporate and other	985	10,959	742	9,171
Cash investments	—	2,869	—	2,766
	$30,676	$178,834	$25,881	$168,851

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Proceeds from sales	$19,027	$46,770	$45,787	$94,890
Gross realized gains	$2,434	$8,700	$4,766	$13,490
Gross realized (losses)	$(1,186)	$(554)	$(1,925)	$(2,282)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2012, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$2,087	$949	$949
After 1 year through 5 years	21,540	98,804	91,746
After 5 years through 10 years	13,221	2,102	—
Over 10 years	42,104	—	—
	$78,952	$101,855	$92,695

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

For NDT investments, Level 2 fair values are provided by the trustee utilizing a pricing service. The pricing provider predominantly uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. For investments categorized as Level 3, primarily the PVNGS lessor notes and other investments, fair values were determined by discounted cash flow models that take into consideration discount rates that are observable for similar type assets and liabilities. Management of the Company independently verifies the information provided by pricing services.

The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the six months ended June 30, 2012 and 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

		GAAP Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
June 30, 2012		(In thousands)
PNMR and PNM
NDT investments
Cash and equivalents	$2,869	$2,869	$—	$—
Equity securities:
Domestic value	27,188	27,188	—	—
Domestic growth	58,427	58,427	—	—
International and other	11,398	11,398	—	—
Fixed income securities:
U.S. government	24,986	21,223	3,763	—
Municipals	43,007	—	43,007	—
Corporate and other	10,959	—	10,959	—
Total NDT investments	$178,834	$121,105	$57,729	$—

Commodity derivative assets	$4,659	$125	$4,534	$—
Commodity derivative liabilities	(6,898)	—	(6,898)	—
Net	$(2,239)	$125	$(2,364)	$—

December 31, 2011
PNMR and PNM
NDT investments
Cash and equivalents	$2,766	$2,766	$—	$—
Equity securities:
Domestic value	25,143	25,143	—	—
Domestic growth	52,187	52,187	—	—
International and other	12,754	12,754	—	—
Fixed income securities:
U.S. government	25,367	21,409	3,958	—
Municipals	41,463	—	41,463	—
Corporate and other	9,171	—	9,171	—
Total NDT investments	$168,851	$114,259	$54,592	$—

Commodity derivative assets	$3,713	$—	$3,713	$—
Commodity derivative liabilities	(4,069)	—	(4,069)	—
Net	$(356)	$—	$(356)	$—

A reconciliation of the changes in Level 3 fair value measurements for PNMR is as follows. PNM had no Level 3 fair value measurements during the six months ended June 30, 2012 and 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
PNMR	(In thousands)
Balance at beginning of period	$—	$894	$—	$(822)
Total gains (losses) included in earnings	—	3,676	—	5,226
Purchases	—	2,617	—	2,735
Settlements	—	(2,795)	—	(2,747)
Balance at end of period	$—	$4,392	$—	$4,392
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$—	$1,954	$—	$3,122

The above gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings are reported in cost of energy.

The carrying amounts and fair values of investments in PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy(1)
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2012	(In thousands)
PNMR
Long-term debt	$1,674,345	$1,943,775	$—	$1,938,636	$5,139
Investment in PVNGS lessor notes	$89,188	$91,746	$—	$—	$91,746
Other investments	$8,450	$12,200	$887	$—	$11,313
PNM
Long-term debt	$1,215,560	$1,353,938	$—	$1,353,938	$—
Investment in PVNGS lessor notes	$89,188	$91,746	$—	$—	$91,746
Other investments	$1,525	$1,569	$620	$—	$949
TNMP
Long-term debt	$311,276	$418,008	$—	$418,008	$—
Other investments	$267	$267	$267	$—	$—

December 31, 2011
PNMR
Long-term debt	$1,674,013	$1,873,002
Investment in PVNGS lessor notes	$107,094	$108,742
Other investments	$12,207	$14,208
PNM
Long-term debt	$1,215,540	$1,294,846
Investment in PVNGS lessor notes	$107,094	$108,742
Other investments	$2,900	$3,052
TNMP
Long-term debt	$310,963	$413,966
Other investments	$271	$271

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$21,512	$4,067	$38,592	$20,704
Average Number of Common Shares:
Outstanding during period	79,654	86,673	79,654	86,673
Equivalents from convertible preferred stock (Note 7)	—	4,778	—	4,778
Vested awards of restricted stock	154	139	177	149
Average Shares - Basic	79,808	91,590	79,831	91,600
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	558	546	590	502
Average Shares - Diluted	80,366	92,136	80,421	92,102
Net Earnings Per Share of Common Stock:
Basic	$0.27	$0.04	$0.48	$0.23
Diluted	$0.27	$0.04	$0.48	$0.22

(1)	Excludes the effect of out-of-the-money options for 1,356,468 shares of common stock at June 30, 2012.

(6)	Stock-Based Compensation

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

Stock Options

The following table summarizes activity in stock options for the six months ended June 30, 2012:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value		Weighted- Average Remaining Contract Life
Outstanding at beginning of period	3,202,229	$18.95
Granted	—	$—
Exercised	(400,462)	$13.47
Forfeited	(5,101)	$12.22
Expired	(238,491)	$25.69
Outstanding at end of period	2,558,175	$19.20	$8,558,342	(1)	4.52 years
Exercisable at end of period	2,413,913	$20.34	$7,695,622		4.33 years
(1) At June 30, 2012, the exercise price of 1,356,468 outstanding stock options is greater than the closing price of PNMR common stock on that date; therefore, those options have no intrinsic value.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information concerning stock options:

	Six Months Ended June 30,
	2012	2011
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$1,058	$1,189
Total intrinsic value of options exercised (in thousands)	$1,917	$2,199

Restricted Stock and Performance Shares

PNMR has agreements with employees for awards of restricted stock subject to time vesting requirements. PNMR also has awards subject to achieving performance or market targets, some of which also have time vesting requirements. The grant date fair value for restricted stock and stock awards with performance targets is determined based on the market price of PNMR common stock on the date of the agreements reduced by the present value of future dividends, which will not be received prior to vesting, applied to the total number of shares that are anticipated to vest, although the number of performance shares ultimately awarded cannot be determined until after the performance periods end. The grant date fair value of stock awards with market targets is determined using Monte Carlo simulation models, which provided grant date fair values that include an expectation of the number of shares to be issued.

Compensation expense for restricted stock awards is recognized ratably over the vesting period. Compensation expense for performance-based shares is recognized ratably over the performance period and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees remain with the Company during the period.

The following table summarizes restricted stock activity, including performance-based and market-based shares, for the six months ended June 30, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of period	418,730	$12.36
Granted	320,597	$15.63
Vested	(313,176)	$12.22
Forfeited	(6,837)	$12.77
Nonvested at end of period	419,314	$14.00

The following table provides additional information concerning restricted stock, including performance-based and market-based shares:

	Six Months Ended
	June 30,
	2012	2011
Weighted-average grant date fair value of shares granted	$15.63	$13.10
Total fair value of shares that vested (in thousands)	$3,828	$1,073
Expected quarterly dividends per share	$0.145	$0.125
Risk-free interest rate	0.76%	1.20%
Included as granted and vested in the above tables are 42,768 shares that were based on achieving performance targets during the 2009 through 2011 period. The Board approved these shares at maximum levels in March 2012. Also included as

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

granted and vested in the tables above are 117,174 shares that were based upon achieving performance or market targets for 2011. The Board approved these shares in March 2012, including the performance-based shares at near maximum levels.

PNMR also has share agreements that provide for performance or market targets through 2014. Excluded from the above tables are maximums of 169,732, 193,712, and 212,902 shares for periods ending in 2012, 2013, and 2014 that would be awarded if all performance or market criteria are achieved and all executives remain eligible.

In March 2012, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive 135,000 shares of PNMR's common stock if the Company meets specific market targets at the end of 2016 and she remains an employee of the Company. If the Company achieves specific market targets at the end of 2014 and she remains an employee of the Company, she would receive 35,000 of the total shares at that time. The retention award was made under the PEP and was approved by the Board on February 28, 2012. The above tables do not include any shares under the retention award agreement.

(7)	Capitalization

Information concerning financing activities, including a TNMP cash-flow hedge that establishes a fixed interest rate on a variable rate loan, is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.

Short-term Debt

PNMR has a revolving credit financing capacity of $300.0 million under the PNMR Revolving Credit Facility. PNM has a revolving credit financing capacity of $400.0 million under the PNM Revolving Credit Facility. These facilities expire on October 31, 2016, and include two one-year extension options, subject to approval by the lenders. PNMR also has a bi-lateral line of credit amounting to $5.0 million that expires in August 2012. TNMP has a revolving credit facility with financing capacity of $75.0 million under the TNMP Revolving Credit Facility that expires in December 2015. At June 30, 2012, the weighted average interest rate was 2.00% for the PNMR Revolving Credit Facility and 1.75% for the PNM Revolving Credit Facility. Short-term debt outstanding consisted of:

	June 30,	December 31,
Short-term Debt	2012	2011
	(In thousands)
PNM – Revolving credit facility	$86,400	$66,000
TNMP – Revolving credit facility	—	—
PNMR
Revolving credit facility	120,600	16,700
Bi-lateral line of credit	—	—
	$207,000	$82,700
At July 27, 2012, PNMR, PNM, and TNMP had $178.8 million, $317.0 million, and $74.7 million of availability under their respective revolving credit facilities and bi-lateral line of credit, including reductions of availability due to outstanding letters of credit. Total availability at July 27, 2012, on a consolidated basis, was $570.5 million for PNMR. As of July 27, 2012, TNMP had $7.3 million in borrowings from PNMR under their intercompany loan agreement.

Financing Activities

In April 2012, PNM filed an application with the NMPRC requesting approval to refinance $20.0 million of its currently outstanding PCRBs with new PCRBs anticipated to have a lower overall financing cost. The NMPRC approved PNM's application in May 2012. PNM currently has no commitments or arrangements regarding this proposed financing. Timing of the proposed financing will depend on market and other conditions. PNM also received NMPRC authority to exercise the two one-year extension options under the PNM Revolving Credit Facility.

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

The following tables present the components of the PNM Plans’ net periodic benefit cost:

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2012	2011	2012	2011	2012	2011
			(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$108	$129	$—	$—
Interest cost	16,116	16,402	2,648	2,689	438	465
Long-term return on plan assets	(20,650)	(18,537)	(2,450)	(2,694)	—	—
Amortization of net loss	5,258	4,605	1,944	1,603	42	47
Amortization of prior service cost	158	158	(672)	(1,324)	—	—
Net periodic benefit cost	$882	$2,628	$1,578	$403	$480	$512

PNM made contributions to its pension plan trust of zero and $77.7 million in the three and six months ended June 30, 2012 and $7.5 million and $13.5 million in the three and six months ended June 30, 2011. PNM does not anticipate making additional contributions in 2012.  Based on current law and estimates of portfolio performance, PNM estimates making contributions to its pension plan trust that total $85.3 million for 2013-2016. These anticipated contributions were developed using current funding assumptions with a discount rate of 5.3%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. PNM made contributions to the OPEB trust of $0.8 million and $1.6 million in the three and six months ended June 30, 2012 and $1.2 million in the three and six months ended June 30, 2011. PNM expects contributions during 2012 to the OPEB trust to total $3.2 million.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were $0.3 million and $0.7 million in the three and six months ended June 30, 2012 and $0.4 million and $0.8 million in the three and six months ended June 30, 2011 and are expected to total $1.5 million during 2012.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2012	2011	2012	2011	2012	2011
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$122	$153	$—	$—
Interest cost	1,818	1,900	312	327	22	23
Long-term return on plan assets	(2,662)	(2,735)	(258)	(267)	—	—
Amortization of net (gain) loss	230	173	(104)	(96)	—	—
Amortization of prior service cost	—	—	28	30	—	—
Net Periodic Benefit Cost (Income)	$(614)	$(662)	$100	$147	$22	$23

TNMP made contributions to its pension plan trust of zero and $5.3 million in the three and six months ended June 30, 2012 and $0.1 million and $0.2 million in the three and six months ended June 30, 2011. TNMP does not anticipate making additional contributions in 2012. Based on current law and estimates of portfolio performance, TNMP estimates making contributions to its pension plan trust that total $1.8 million for 2013-2016. These anticipated contributions were developed using current funding assumptions with a discount rate of 5.3%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate. TNMP made contributions to the OPEB trust of zero and $0.3 million in the three and six months ended June 30, 2012 and $0.4 million in the three and six months ended June 30, 2011. TNMP does not expect to make additional contributions during 2012 to the OPEB trust. Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were less than $0.1 million in the three and six months ended June 30, 2012 and 2011 and are expected to total $0.1 million during 2012.

(9)    Commitments and Contingencies

Overview
There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state, and local environmental laws and regulations and periodically participates in the investigation and remediation of various sites. In addition, the Company occasionally enters into financial commitments in connection with its business operations. The Company is also involved in various legal proceedings in the normal course of its business. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal proceedings on its financial position, results of operations, or cash flows.

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
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance under the contract. In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. PNM estimates that it will incur approximately $42.8 million (in 2010 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At June 30, 2012 and December 31, 2011, PNM had a liability for interim storage costs of $13.9 million and $14.5 million included in other deferred credits.

On June 8, 2012, the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) issued its decision on a challenge by several states and environmental groups of the NRC's rulemaking regarding temporary storage and permanent disposal of high-level nuclear waste and spent nuclear fuel. The petitioners had challenged the NRC's 2010 update to the agency's Waste Confidence Decision. Previous versions of the Waste Confidence Decision had expressed the NRC's confidence, in a generic fashion, that high level nuclear waste and spent nuclear fuel safe storage could be safely stored on the sites of the country's commercial nuclear power plants until a mined geologic repository becomes available. The Waste Confidence Decision is codified in NRC's regulations implementing the National Environmental Policy Act (“NEPA”). The D.C. Circuit found that the agency's 2010 Waste Confidence Decision update constituted a major federal action, which, consistent with NEPA, requires either an environmental impact statement or a finding of no significant impact from the agency's actions. The D.C. Circuit found that the NRC's evaluation of the environmental risks from spent nuclear was deficient, and therefore remanded the 2010 Waste Confidence Decision update for further action consistent with NEPA. The NRC has not announced its intentions regarding the D.C. Circuit's decision; therefore, PNM is unable to predict the impact that the decision may have on the operation of PVNGS.
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

Pursuant to the CAA, states have the primary role to regulate visibility requirements by promulgating SIPs. The State of New Mexico submitted its SIP on the two elements of the visibility rules - regional haze and interstate transport - for review by EPA in June 2011. The SIP found that BART to reduce NOx emissions from SJGS is selective non-catalytic reduction (“SNCR”) and requires SJGS to install SNCR on each of its four units. Nevertheless, on August 22, 2011, EPA published its FIP, stating that

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

it was required to do so by virtue of a consent decree it had entered into with an environmental group in litigation concerning the interstate transport requirements of the CAA. The FIP included a regional haze BART determination for SJGS that requires installation of selective catalytic reduction (“SCR”) on all four units within five years of the rule's effective date of September 21, 2011. The FIP also requires stringent NOx emission limits. EPA stated that it would review and act on the SIP at some future date.

 PNM filed a Petition for Review in the U.S. Court of Appeals for the Tenth Circuit on September 16, 2011, challenging EPA's regional haze FIP decision as arbitrary, capricious, or otherwise not in accordance with law. Additionally, in October 2011, PNM asked EPA to reconsider the FIP and in May 2012 supplemented its request for reconsideration with cost information from actual bids received in response to an RFP to install SCR discussed below. On October 21, 2011, the Governor of New Mexico and NMED petitioned the Tenth Circuit to review EPA's decision on the same grounds as PNM's challenge and requested EPA to reconsider its decision. The Governor and NMED also joined PNM's supplemental request for reconsideration in May 2012. These three parties filed motions with the Tenth Circuit to stay the effective date of the rule, which were denied on March 1, 2012. The same three parties have also formally asked EPA to stay the effective date of the rule. WildEarth Guardians also filed an action to challenge EPA's rule in the Tenth Circuit, seeking to shorten its compliance period from five years to three years. WildEarth Guardians, Diné Citizens Against Ruining our Environment, National Parks Conservation Association, New Energy Economy, San Juan Citizens Alliance, and Sierra Club intervened in support of EPA in both PNM's challenge and in the case brought by the New Mexico Governor and NMED. PNM has intervened in support of the challenge brought by the New Mexico Governor and NMED. PNM has also intervened in the WildEarth Guardians' action advocating that the five-year compliance period in the FIP be maintained should the FIP stand. The Tenth Circuit entered an order in March 2012 scheduling briefing on the merits in the challenges to the FIP. Briefing is scheduled to be complete by late-September 2012 and oral argument is scheduled for October 23, 2012.
In litigation with several environmental groups, the U.S. District Court for the District of Columbia entered a consent decree, which, as amended, required EPA to review and take action through a proposed rulemaking on New Mexico's regional haze SIP on or before May 31, 2012 and a final rulemaking on or before November 15, 2012. On May 31, 2012, EPA issued its proposed action on the regional haze SIP, which was published in the Federal Register on June 15, 2012. EPA proposed approval of all components of the SIP, except for the BART determination for SJGS. With respect to that element of the SIP, EPA determined that with the FIP in place, it had met its obligation under the consent decree, and stated that it would issue a separate proposal or would entertain the withdrawal of the SIP in favor of an alternative that may be developed through discussions with the State of New Mexico and PNM.
On April 25, 2012, PNM received a copy of a letter from two of the five Commissioners of the NMPRC addressed to the Governor of New Mexico and the New Mexico congressional delegation.  In the letter, the Commissioners ask that the parties to the litigation join to ask EPA to stay both the FIP and the litigation and to consider a “third alternative” to the FIP and the SIP.  They suggest that the third alternative be retiring one or more of the existing coal-fired units at SJGS and replacing that capacity with gas-fired generation.  On April 26, 2012, PNM received a copy of a letter from the Governor of New Mexico addressed to the EPA Administrator.  In that communication, the Governor requested that EPA stay the FIP and respond to the SIP by approving it or explaining why it is not approvable.  Furthermore, the Governor requested PNM to develop viable alternatives to the FIP, assuming that EPA stays the FIP and responds to the SIP.  PNM has agreed to comply with the Governor's request.
On July 2, 2012, the EPA Administrator replied to the Governor stating that she had signed a ninety day stay of the FIP. The “Stay of the Effectiveness of Requirements; Approval and Promulgation of Implementation Plans; New Mexico; Federal Implementation Plan for Interstate Transport of Pollution Affecting Visibility and Best Available Retrofit Technology Determination” (the “Stay”) was published in the Federal Register on July 16, 2012. The Stay purports to stay the effectiveness of the FIP for a period of 90 days after publication. The Stay states that any FIP requirements during the 90-day period are stayed, but also acknowledges that there are no such requirements. The only mandate of the FIP is that PNM comply with its emission limit on its ultimate compliance date. Therefore, the Stay does not alter future compliance requirements of the FIP, including the compliance deadline in the FIP. The Stay provides that EPA “intends” to proceed to a rulemaking at some future time to either 1) extend the compliance date, or 2) provide for an alternative proposal that might be developed during the period of the Stay. Because the Stay is not effective to toll the compliance date absent a subsequent formal EPA rulemaking, the compliance date currently remains September 21, 2016.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with the Governor's request, PNM will engage in discussions with NMED and EPA, with input from all stakeholders, regarding an alternative to the FIP and SIP. In her letter to the Governor, the EPA Administrator requested that NMED take the lead in working with the parties and stakeholders. During the period of these discussions, the Tenth Circuit litigation will continue. If these discussions do not lead to a resolution of this matter, PNM will continue to aggressively challenge the FIP in the Tenth Circuit litigation.
Notwithstanding the fact that NMED's stakeholder process has commenced, the unchanged compliance deadline of the FIP requires PNM to continue to take steps to commence installation of SCR. In April 2012, PNM received bids for this project from several bidders pursuant to its RFP. The bids received estimated construction costs totaling between $750 million and $805 million, not including PNM's costs of managing the project, engineering, insurance, taxes, and AFUDC. Negotiations between PNM and the bidders are continuing. PNM previously estimated total installation cost of SCR at SJGS to be approximately $750 million to $1 billion, which included PNM's costs of managing the project, engineering, insurance, taxes, and AFUDC. Based on the bidding process to date, PNM believes it should be able to enter into contractual arrangements that would result in total installation costs within that range. Estimates for installation of SNCR at SJGS indicate a cost of about $77 million, although this estimate is not the result of a detailed conceptual design. PNM's share under either technology is 46.3% based upon its SJGS ownership interest. Operating costs would also increase with the installation of either SCR or SNCR.
Because the challenges to the FIP are continuing and because PNM has agreed to discuss alternatives to the SIP and the FIP, PNM is working with the bidders to minimize the previously planned 2012 and 2013 total project expenditures. PNM previously estimated its share of the total project expenditures to be between $18 million and $27 million in 2012 and between $85 million and $115 million in 2013.
PNM anticipates filing a request with the NMPRC in late 2012 or early 2013 for authority to install the SCR technology and to recover SCR costs in rates charged to customers. Furthermore, PNM will seek recovery from its ratepayers for all costs that may be incurred as a result of the CAA requirements.

PNM is unable to predict the ultimate outcome of the matters referred to in this section or what, if any, additional pollution control equipment will be required at SJGS. If additional equipment is necessary and/or final requirements result in additional operating costs being incurred, PNM believes that its access to the capital markets is sufficient to be able to finance the installation. It is possible that requirements to comply with the final BART determinations, combined with the financial impact of possible future climate change regulation or legislation, if any, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability of individual participants to continue participation in the plant.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

APS continues to work with EPA to resolve these issues. The Four Corners participants' obligations to comply with EPA's final BART determinations, coupled with the financial impact of possible future climate change regulation or legislation, other environmental regulations, and other business considerations, could jeopardize the economic viability of Four Corners or the ability of individual participants to continue their participation in Four Corners.
PNM is continuing to evaluate the impacts of EPA's proposed BART determination for Four Corners. As proposed, the participant owners of Four Corners will have five years after EPA issues its final determination to achieve compliance with the BART requirements. PNM is unable to predict the ultimate outcome of this matter.
SJGS Operating Permit Challenge
On February 16, 2012, EPA issued its response to a WildEarth Guardians petition objecting to SJGS's operating permit granted by the NMED in January 2011. In its order, EPA requires NMED to provide clarification on several of the matters raised by WildEarth Guardians.  NMED has not yet responded to EPA's request, which was due 90 days after issuance.  EPA's order in this matter does not constitute a finding that the plant has violated any provision of the CAA or that it has violated any emission limits.  PNM believes the issues raised can be resolved because they are based either on incorrect information or on a perceived inadequacy in the permitting record.  EPA's action does not impact PNM's ability to operate the plant.

National Ambient Air Quality Standards (“NAAQS”)
The CAA requires EPA to set NAAQS for pollutants considered harmful to public health and the environment. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS. EPA has issued draft guidance on how to determine whether areas in a state comply with the new 1-hour SO2 NAAQS. EPA conducted a stakeholder process, which concluded in June 2012, to discuss how to assess compliance with this standard. EPA announced that it will publish further guidance or initiate rulemaking on these matters after completion of that process.  Although the process of determining compliance with the 1-hour SO2 NAAQS has not been finalized, PNM believes that compliance with the 1-hour SO2 standard may require operational changes and/or equipment modifications at SJGS. On April 6, 2012, PNM filed an application for an amendment to its air permit for SJGS, which would be required for the installation of either the SCR or SNCR technology described above. In addition, this application included a proposal by PNM to install equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These modifications would help SJGS meet the NAAQS. It is anticipated that this technology would be installed at the same time as the installation of regional haze BART controls, in order to most efficiently and cost effectively conduct construction activities at SJGS. The cost of this technology is dependent upon the type of control technology that is ultimately determined to be regional haze BART at SJGS, but initial estimates of the total project costs are up to $135 million. These amounts are included in the estimates that PNM received for installation of SCR discussed above.

On June 14, 2012, EPA proposed to lower the standard for fine particulate matter. The proposed rule was published in the Federal Register on June 29, 2012. EPA is taking comments for nine weeks and a final rule is expected by December 14, 2012. PNM is currently evaluating the impact of the proposed standard on SJGS and its operations.

In January 2010, EPA announced it would strengthen the 8-hour ozone standard by setting a new standard in a range of 0.060-0.070 parts per million. EPA had intended to establish the new standard by July 31, 2011. However, in September 2011, President Obama requested that the EPA administrator withdraw the agency's proposed rule that would have replaced the existing ozone NAAQS.   In his release, the President stated that work is already underway to reconsider the ozone standard, with proposed revisions expected in the fall of 2013 and a final standard published by 2014.  Depending upon where the standard for ozone is set, San Juan County, where SJGS is situated, could be designated as not attaining the standard for ozone. If that were to occur, NMED would have responsibility for bringing the county into compliance and would look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. As a result, SJGS could be required to install further NOx controls to meet a new ozone NAAQS. In addition, other counties in New Mexico, including Bernalillo County, may be designated as non-attainment. PNM cannot predict the outcome of this matter, the impact of other potential environmental mitigations, or if additional NOx controls would be required as a result of ozone non-attainment designation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Citizen Suit Under the Clean Air Act
The operations of the SJGS are covered by a Consent Decree with the Grand Canyon Trust and Sierra Club and with the NMED that includes stipulated penalties for non-compliance with specified emissions limits. Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS's emissions performance. Over the past several years, PNM has also submitted reports addressing mercury and NOx emission controls for SJGS as required by the Consent Decree. Plaintiffs and NMED rejected PNM's reports. PNM disputes the validity of the rejection of the reports. In May 2011, PNM entered into an agreement with NMED and the plaintiffs to resolve the dispute over the applicable NOx emission limits under the Consent Decree. Under the agreement, so long as the NOx emissions limits imposed under the EPA FIP and the New Mexico SIP meet a specified emissions limit, and PNM does not challenge these limits, the parties' dispute is deemed settled.
In May 2010, PNM filed a petition with the federal district court seeking a judicial determination on the dispute relating to PNM's mercury controls. NMED and plaintiffs seek to require PNM to implement additional mercury controls. PNM estimates the implementation would increase annual mercury control costs for the entire station, which are currently $0.6 million, to a total of $6.0 million. The court appointed a special master to evaluate the technical arguments in the case. The special master was asked to address the detection and determination limits of the mercury monitors at SJGS and the appropriate brominated activated carbon injection rate that maximizes the reduction of mercury emissions from SJGS.  The special master was unable to make a determination on either of these issues based on the materials provided to him under the court's order.  The parties have until August 22, 2012 to file responses to the special master's report.  PNM cannot predict the outcome of this matter.
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

Four Corners New Source Review
Following two NOIs to sue, EarthJustice filed a lawsuit in October 2011 in the U.S. District Court for New Mexico against APS and the other Four Corners participants, except PNM, alleging violations of the PSD provisions of the CAA. EarthJustice filed suit against PNMR, which is not a Four Corners participant. In January 2012, following a third NOI to sue, EarthJustice filed its First Amended Complaint, naming PNM as a party instead of PNMR. In addition to the allegations of its original complaint, EarthJustice alleged NSPS violations. PNM was served with the amended complaint in January 2012. Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until it obtains any required PSD permits and complies with the NSPS. The plaintiffs further request the Court to order the payment of civil penalties, including a beneficial mitigation project.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2012, the Four Corners participants, including PNM, filed motions to dismiss the complaint. The Court has not ruled on the pending motions. PNM cannot currently predict the outcome of this matter or the range of its potential impact.
Endangered Species Act
In January 2011, the Center for Biological Diversity, Diné Citizens Against Ruining Our Environment, and San Juan Citizens Alliance filed a lawsuit in the U.S. District Court for the District of Colorado against the OSM and the DOI, alleging that OSM failed to engage in mandatory Endangered Species Act (“ESA”) consultation with the Fish and Wildlife Service prior to authorizing the renewal of an operating permit for the mine that serves Four Corners.  The lawsuit alleges that activities at the mine, including mining and the disposal of coal combustion residue, will adversely affect several endangered species and their critical habitats.  The lawsuit requested the court to vacate and remand the mining permit and enjoin all activities carried out under the permit until OSM has complied with the ESA.  Neither PNM nor APS was a party to the lawsuit. On March 14, 2012, the Court entered an order dismissing the plaintiffs' lawsuit without prejudice. On May 14, 2012, the plaintiffs appealed the Court's order to the U.S. Court of Appeals for the Tenth Circuit.
On March 19, 2012, Diné Citizens Against Ruining Our Environment, Black Mesa Water Coalition, Toh Nizhoni Ani, San Juan Citizens Alliance, and Center for Biological Diversity sent EPA a NOI threatening to file a lawsuit in federal district court on or after May 18, 2012 if EPA fails to take certain actions allegedly required under the ESA.  These environmental groups allege that EPA has failed to meet its duties under the ESA to ensure that operations at Four Corners do not jeopardize the continued existence of endangered or threatened species or their critical habitat as required under the ESA.  The environmental groups also allege that the EPA has violated the ESA by failing to carry out its programs for the conservation of listed species.  APS is currently evaluating the NOI to determine its potential impact on Four Corners and will continue to monitor any developments.  PNM cannot predict the outcome of this matter.
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
The proposed rule would require existing facilities to comply with the impingement mortality requirements as soon as possible, but no later than eight years after the effective date of the rule, and to comply with the entrainment requirements as soon as possible under a schedule of compliance established by the permitting authority. EPA is required to issue a final rule by June 27, 2013. PNM and APS continue to follow the rulemaking and are performing analyses to determine the potential costs of compliance with the proposed rule. PNM is unable to predict the outcome of this matter or a range of the potential costs of compliance.
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
In June 2010, EPA published a proposed rule that includes two options for waste designation of coal ash. One option is to regulate CCBs as a hazardous waste, which would allow EPA to create a comprehensive federal program for waste management and disposal of CCBs. The other option is to regulate CCBs as a non-hazardous waste, which would provide EPA with the authority to develop performance standards for waste management facilities handling the CCBs and would be enforced primarily by state authorities or through citizen suits. Both options allow for continued use of CCBs in beneficial applications. EPA's proposal does not address the placement of CCBs in surface mine pits for reclamation. A final rule regarding waste designation for coal ash is not expected from EPA before the end of 2012. An OSM CCB rulemaking team has been formed to develop a proposed rule.
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

PNM advocates for the non-hazardous regulation of CCBs. However, if CCBs are ultimately regulated as a hazardous waste, costs could increase significantly. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred. PNM cannot predict the outcome of EPA's or OSM's proposed rulemaking regarding CCB regulation, including mine placement of CCBs, or whether these actions will have a material impact on its operations, financial position, or cash flows.

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

Other Commitments and Contingencies
Coal Supply
The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At June 30, 2012 and December 31, 2011, prepayments for coal, which are included in other current assets, amounted to $13.0 million and $14.6 million. These amounts reflect delivery of a portion of the prepaid coal and its utilization due to the mine fire incident described below. SJCC holds certain federal, state, and private coal leases and has an underground coal sales agreement to supply processed coal for operation of SJGS through 2017. Under the coal sales agreement, SJCC is reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. The coal agreement contemplates the delivery of coal that would supply substantially all the requirements of the SJGS through December 31, 2017.
APS purchases all of Four Corners' coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation. The Four Corners coal contract runs through July 6, 2016 with pricing determined using an escalating base-price. APS is currently in discussions with the coal supplier regarding post-2016 coal supply for Four Corners.
In 2010, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. The estimate for decommissioning the Four Corners mine was also revised in 2010. Based on the most recent estimates, payments for mine reclamation, in future dollars, are estimated to be $51.9 million for the surface mines at both SJGS and Four Corners and $21.5 million for the underground mine at SJGS as of June 30, 2012. PNM made payments against the surface mine liability of $0.9 million and $2.3 million for the three and six months ended June 30, 2012 and $1.3 million and $2.6 million for the three and six months ended June 30, 2011. At June 30, 2012 and December 31, 2011, liabilities, in current dollars, of $25.2 million and $26.5 million for surface mine reclamation and $4.4 million and $4.2 million for underground mining activities were recorded in other deferred credits. On June 1, 2012, the SJGS owners entered into a trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations under the coal sales agreement. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable trust, and deposit initial funding into the trust by August 30, 2012. Thereafter, deposits, which are based on funding curves, must be made on an annual basis. PNM estimates its initial funding requirement will be $2.6 million with an additional $0.8 million funded by December 31, 2012.
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
San Juan Underground Mine Fire Incident
On September 9, 2011, a fire was discovered at the underground mine owned and operated by SJCC that provides coal for SJGS. The federal Mine Safety and Health Administration (“MSHA”) was notified of the incident. On September 12, 2011, SJCC informed PNM that the fire was extinguished. However, MSHA required sealing the incident area and confirmation of a

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

noncombustible environment before allowing re-entry of the sealed area. SJCC regained entry into the sealed area of the mine in early March 2012. At that time, MSHA conducted a root cause analysis inspection of the incident area, but has not yet issued its report. SJCC has completed inspection of the mine equipment and reported no significant damage. SJCC removed the equipment from the impacted mine panel and reassembed it at a new panel face. On May 4, 2012, SJCC received approval from MSHA and resumed longwall mining operations. However, if further difficulties occur in the longwall mining operation, PNM and the other owners of SJGS would need to consider alternatives for operating SJGS, including running at less than full capacity or shutting down one or more units, the impacts of which cannot be determined at the current time.
The costs of the mine recovery flow through the cost-reimbursable component of the coal supply agreement. PNM anticipates that it will recover through its FPPAC the portion of such costs attributable to its customers subject to New Mexico regulation. The staff of the NMPRC has requested that PNM provide information segregating the impacts of this incident on the FPPAC. PNM's filings with the NMPRC reflect a preliminary estimate that this incident increased the deferral under the FPPAC through April 30, 2012 by $17.3 million. Based on information PNM has received from SJCC to date, PNM does not expect the mine fire to have a material effect on its financial condition, results of operations, or cash flows.
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
The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). If NEIL's losses in any policy year exceed accumulated funds, PNM is subject to retrospective assessments of $4.3 million for each retrospective assessment declared by NEIL's Board of Directors. The insurance coverages discussed in this and the previous paragraph are subject to policy conditions and exclusions.

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
PVNGS Water Supply Litigation
In 1986, an action commenced regarding the rights of APS and the other PVNGS participants to the use of groundwater and effluent at PVNGS. APS filed claims that dispute the court's jurisdiction over PVNGS' groundwater rights and their contractual rights to effluent relating to PVNGS and, alternatively, seek confirmation of those rights. In 1999, the Arizona Supreme Court

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

issued a decision finding that certain groundwater rights may be available to the federal government and Indian tribes. In addition, the Arizona Supreme Court issued a decision in 2000 affirming the lower court's criteria for resolving groundwater claims. Litigation on these issues has continued in the trial court. No trial dates have been set in these matters. PNM does not expect that this litigation will have a material impact on its results of operation, financial position, or cash flows.
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
In May 2010, Plaintiffs filed a Notice of Appeal with the Bureau of Indian Affairs ("BIA"), which was denied by the BIA Regional Director. In May 2011, plaintiffs appealed the Regional Director's decision to the DOI Board of Appeals. On February 21, 2012, the DOI Board of Appeals ordered additional briefing on the merits of the appeal. PNM is participating in order to preserve its interests regarding any PNM-acquired rights-of-way implicated in the appeal. PNM cannot predict the outcome of the proceeding or the range of potential outcomes at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Transmission Issues
Cargill Complaint
In April 2010, Cargill Power Markets, LLC (“Cargill”) filed a complaint with FERC, asserting that PNM improperly processed its transmission service queue and unfairly invalidated a transmission service request by Cargill. In July 2010, FERC issued an order establishing a schedule for hearing and settlement procedures. In its order, FERC determined that PNM had improperly invalidated a single Cargill transmission service request submitted in February 2008 and set the issue for hearing to determine an appropriate remedy. In August 2010, Cargill filed a motion for rehearing. In January 2011, PNM and Cargill filed a settlement agreement with FERC in which PNM agreed to pay Cargill $0.2 million and put Cargill's transmission service request back into the queue. The settlement also left Cargill's rehearing motion in place before FERC. One intervenor in the proceeding contested the settlement. In December 2011, FERC issued an order approving the settlement as filed but requiring a compliance filing to modify the standard of review for third parties and FERC. Pursuant to the December 2011 order, the settlement agreement has been modified to reflect the change to the standard of review and was filed with FERC in March 2012. On May 25, 2012, FERC issued an order accepting the modified settlement agreement. PNM paid the $0.2 million in July 2012. FERC has not ruled on Cargill's outstanding motion for rehearing. PNM is unable to predict the final outcome of this matter at FERC.
TGP Complaint
On March 2, 2012, TGP Granada, LLC and its affiliate (collectively, “TGP”) filed a complaint at FERC against PNM and Tortoise Capital Resources Corp. (“Tortoise”). PNM owns 60% of the EIP and leases the other 40% from Tortoise. TGP's filing requested FERC to direct PNM and Tortoise to identify the party that will immediately assume the obligation of making transmission capacity on the EIP available to customers for use after the April 1, 2015 expiration of the EIP lease agreement. TGP also requested a declaratory order or waiver regarding certain provisions of PNM's Open Access Transmission Tariff to allow its affiliate to change the point-of-receipt associated with a transmission service agreement related to the EIP without losing its transmission service priority.
PNM's lease of the portion of the EIP owned by Tortoise expires on April 1, 2015. The lease provides PNM the options (“End-of-Lease Options”), with 24 months advance notice, of purchasing the leased assets at the end of the lease for fair market value, or purchasing the leased assets prior to the lease expiration at the greater of fair market value and stipulated values contained in the lease. The lease also allows PNM to renew the lease for a series of terms with lease payments at the fair market value rate and provides PNM the option, if certain conditions are met, to renew the lease at 50% of the current lease payments for a maximum term to be calculated at the end of the initial lease term.
On April 2, 2012, PNM filed its response to TGP's complaint. PNM argued that the claims in the complaint are without legal merit, but took no position on the declaratory order or waiver request. On July 2, 2012, PNM notified Tortoise that PNM does not intend to invoke any of the End-of-Lease Options and that PNM is evaluating whether any NMPRC approvals are required in order to finalize its decision not to invoke any End-of-Lease Options. On July 3, 2012, PNM informed FERC that PNM had notified Tortoise of its election. On July 5, 2012, FERC issued an order denying TGP's requests for declaratory order and waiver. In addition, FERC directed PNM, in consultation with Tortoise, to identify the party that will provide long-term transmission service over the leased portion of the EIP within 30 days of the date of FERC's order. PNM and Tortoise are discussing compliance with the FERC order, as well as alternatives regarding the expiration of the lease. PNM cannot predict the outcome of this proceeding.

(10)	Regulatory and Rate Matters
Information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.
PNM
Emergency FPPAC
In 2008, the NMPRC authorized PNM to implement an Emergency FPPAC from June 2, 2008 through June 30, 2009. The NMPRC order approving the Emergency FPPAC also provided that if PNM's base load generating units did not operate at or above

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a specified capacity factor and PNM was required to obtain replacement power to serve jurisdictional customers, PNM would be required to make a filing with the NMPRC seeking approval of the replacement power costs. In its required filing, PNM stated that the costs of the replacement power amounting to $8.0 million were prudently incurred and made a motion that they be approved. The NMPRC staff opposed PNM's motion and recommended that PNM be required to refund the amount collected. Auditors selected by the NMPRC found that PNM was prudent in operating its base load units and in securing replacement power but had not obtained prior NMPRC approval in the manner required by the NMPRC order. PNM continues to assert that its recovery of replacement power costs was proper and did not violate the NMPRC's order. The NMPRC has not ruled on this matter. Under the terms of the approved stipulation in the 2010 Electric Rate Case, the parties to the stipulation, including the NMPRC staff, jointly requested that the NMPRC take no further action in this matter and close the docket. No party has opposed that request. PNM is unable to predict the outcome of this matter.
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
In July 2010, PNM filed its renewable energy procurement plan for 2011. The NMPRC ultimately rejected PNM's proposal to satisfy its 2011 RPS requirement through the purchase of wind RECs and ordered PNM to procure actual wind energy in 2011. While the rejection of RECs was under appeal at the New Mexico Supreme Court, PNM procured the wind energy as ordered in 2011. PNM requested a variance from the diversity requirements for solar and certain “other resources” for 2011 based on the RCT and availability constraints, which the NMPRC granted conditioned upon PNM including in its 2012 procurement plan a proposal that would meet the diversity requirements by April 5, 2013. On June 7, 2012, the New Mexico Supreme Court dismissed the appeal as moot because the energy had been procured.
In July 2011, PNM filed its renewable energy procurement plan for 2012. The plan requested a variance from the RPS due to RCT limitations. The plan was diversity-compliant based on the reduced RPS, except for non-wind/non-solar resources, which were not currently available. In December 2011, the NMPRC approved PNM's 2012 plan with modifications. Under the modified plan, PNM must spend $0.9 million more on renewable procurements in 2012 than it originally proposed. If PNM's proposed additional procurements are approved by the NMPRC, the resulting portfolio of renewable resources will constitute approximately 7.3% of PNM's energy sales in 2012, which is less than the statutory RPS of 10% due to the RCT. The NMPRC also required PNM to file a supplemental plan by April 30, 2012, within which PNM was authorized to include an early filing of its 2013 renewable energy procurement plan proposing procurements to meet the 10% RPS by 2014 or sooner. PNM made the required filing on April 30, 2012, which included its renewable energy procurement plan for 2013. The 2013 plan proposes procurements for 2013 and 2014 of new PNM-owned solar facilities, wind and solar REC purchases in 2013, and a purchased power agreement for the output of a new geothermal facility. If the proposed projects develop as planned, PNM will comply with the statutory RPS amount in 2013, but will require a variance from the NMPRC's diversity requirements in 2013 while the proposed geothermal facilities are being constructed. This plan is expected to achieve full RPS quantity and diversity compliance by 2014 without exceeding the RCT. A hearing is scheduled for September 4, 2012 and a final order is expected by November 30, 2012.
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
Disincentives/Incentives Adder
The Efficient Use of Energy Act requires the NMPRC to remove utility disincentives to implementing energy efficiency and load management programs and to provide incentives for such programs. A rule approved by the NMPRC authorized electric utilities to collect rate adders of $0.01 per KWh for lifetime energy savings and $10 per KW for demand savings related to energy efficiency and demand response programs beginning in 2010. The NMAG and NMIEC appealed the NMPRC order adopting this rule to the New Mexico Supreme Court. PNM began implementing a rate rider under the rule to collect adders related to its 2010 program savings in December 2010 while the appeal of the rule was pending. In July 2011, the Supreme Court annulled and vacated the order adopting the rule and remanded the matter to the NMPRC. As a result of the Supreme Court decision, PNM filed revised tariffs and ceased collecting this adder for 2010 program savings on August 21, 2011. Of the $4.2 million authorized for recovery, $2.6 million was collected through August 20, 2011.

In June 2011, prior to the Supreme Court decision, the NMPRC approved PNM-specific adders of $0.002 per kWh and $4 per kW. PNM is presently collecting $1.3 million in adder revenues consistent with this order. After the Supreme Court decision vacating the rule, the NMPRC initiated a proceeding to determine whether PNM should be required to cease collecting the adders and to refund all adder revenues collected since December 2010. In November 2011, the NMPRC issued orders that PNM is not required to refund any adder revenues and is authorized to continue collecting the adders. However, in an order on rehearing, which it subsequently rescinded, the NMPRC further reduced the amount of the authorized adders. Prior to the rescission, PNM appealed the rehearing order to the Supreme Court. In March, 2012, the Supreme Court granted PNM's motion to vacate the rehearing order and dismiss PNM's appeal. In a separate appeal and writ proceeding in the Supreme Court, NMIEC and the NMAG seek to overturn the NMPRC order allowing PNM to continue to collect adders in light of the 2011 Supreme Court decision. On May 21, 2012 the Supreme Court dismissed the writ proceeding. PNM cannot predict the outcome of the appeal.

Decoupling Rulemaking

On May 15, 2012, the NMPRC issued a Notice of Proposed Rulemaking that would amend the NMPRC's energy efficiency rule to include decoupling the recovery of certain fixed costs of providing retail electric service from the rates charged on a per KWh of consumption, as the mechanism for removal of disincentives associated with the implementation of energy efficiency programs. The proposed mechanism is generally consistent with the decoupling proposal that PNM included, and subsequently agreed to withdraw, in its 2010 Electric Rate Case application. The proposed rule addresses both disincentives and incentives associated with energy efficiency. The NMPRC staff filed a motion to either dismiss the proceeding or to vacate the established procedural schedule and republish the proceeding's notice. On July 26, 2012, the NMPRC closed the proposed rulemaking and opened a new energy efficiency rulemaking that addresses decoupling and incentives. The first workshop on the proposed rule has been scheduled for August 24, 2012.

2010 Electric Rate Case
PNM filed its 2010 Electric Rate Case application with the NMPRC in June 2010 to increase rates for its New Mexico retail customers. On August 21, 2011, PNM implemented a $72.1 million annual increase in rates as authorized by an order of the NMPRC, which modified a stipulation agreed to by PNM and several other parties. The amended stipulation allows PNM to file a new general rate case for rates to be effective as soon as July 1, 2013. In addition, the stipulation limits the amount that can be recovered on an annual basis for fuel costs, renewable energy costs, and energy efficiency costs during certain years as described in the stipulation. Recovery of costs in excess of the limits is to be deferred for recovery, without carrying costs, in future periods. The cap for the FPPAC year beginning July 1, 2012 is $38.8 million, which PNM began collecting at that time. PNM estimates that at June 30, 2013 approximately $22.2 million of FPPAC costs incurred will be deferred for future collection. Costs attributed to the mine fire incident discussed in Note 9 are included in the FPPAC amounts. Additional information concerning the 2010 Electric Rate Case is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.
Renewable Energy Rider
In January 2012, PNM filed an application for a rate rider that PNM proposed would go into effect in August 2012 to

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

collect costs for renewable energy procurements incurred after December 31, 2010 that are not otherwise being collected in rates. These costs include the procurement of solar RECs from customers, wind resource procurements during November and December 2011 as ordered by the NMPRC, and the revenue requirements for PNM-owned solar PV facilities and a solar battery storage demonstration project that went into service during 2011. The rider's rate for 2012 would be set at 2.081% of the retail customer's monthly bill. The rate would be reset to 2.695% as of January 1, 2013 to reflect unrecovered costs from 2012 and projected costs to be incurred in 2013. The rider would terminate upon a final order in PNM's next general rate case unless that order authorized a continuation of the rider. Amounts that can be collected under the proposed rider are capped at $18.0 million in 2012 and $24.6 million in 2013 under the stipulation in PNM's 2010 Electric Rate Case. Any amounts above the caps are deferred for future recovery without carrying costs. In that stipulation, signatories agreed not to oppose approval of the rider for collection of costs incurred consistent with PNM's approved annual renewable energy plans. As a separate component of the rider, PNM proposes that if its earned return on jurisdictional equity in 2013 exceeds 10.5%, it would refund to customers during May through December 2014 the amount over 10.5%. After a public hearing in May 2012, the Hearing Examiner recommended approval of the rider with a modification to how the costs would be recovered from customers. The NMPRC has not acted on the recommendation. PNM is unable to predict the outcome of this matter.
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
Transmission Rate Case
In October 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually, based on a return on equity of 12.25%. The filing also seeks to revise certain Open Access Transmission Tariff provisions and bi-lateral contractual terms.  If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which include other utilities, electric cooperatives, and entities that use PNM's transmission system to transmit power at the wholesale level.  The proposed rate increase would not impact PNM's retail customers. In December 2010, FERC issued an order accepting PNM's filing and suspending the proposed tariff revisions for five months. The proposed rates were implemented on June 1, 2011, subject to refund. On July 3, 2012, PNM filed an unopposed settlement agreement with the FERC. Under the settlement agreement, PNM would increase transmission service revenues by $2.9 million annually. In addition, the parties agreed that if PNM files for a formula based rate change within one year from FERC's approval of the settlement agreement, no party will oppose the general principle of a formula rate, although the parties may still object to particular aspects of the formula. The settlement agreement is subject to FERC approval. PNM is unable to predict the outcome of this proceeding.
Firm-Requirements Wholesale Customer Rate Case
In September 2011, PNM filed an unexecuted amended sales agreement between PNM and NEC with FERC. The agreement proposes a cost of service based rate for the electric service and ancillary services PNM provides to NEC, which would result in an annual increase of $8.7 million or a 39.8% increase over existing rates. PNM also requested a FPPAC and full recovery of certain third-party transmission charges PNM incurs to serve NEC. NEC filed a protest to PNM's filing with FERC. In November 2011, FERC issued an order accepting the agreement as filed, suspending the effective date for a five-month period, to be effective April 14, 2012, subject to refund, and set the proceeding for settlement. On June 25, 2012, the FERC settlement judge issued a settlement status report stating the parties had reached a settlement in principle and recommending that the settlement process be continued. The parties are currently working on finalizing the settlement. The finalized settlement would be subject to FERC approval. PNM is unable to predict the outcome of this proceeding.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TNMP
Interest Rate Compliance Tariff
Following a revision of the interest rate on TNMP's CTC, TNMP filed a compliance tariff to implement the new lower 8.31% rate. Intervenors asserted objections and, after regulatory proceedings, the PUCT issued an order making the new rate retroactive to July 20, 2006. TNMP successfully appealed to the District Court in Austin, Texas for the new rate not to be effective prior to December 27, 2007. However, the Texas 3rd Court of Appeals reversed the District Court and reaffirmed the PUCT's decision. Due to the new retroactive ratemaking theory contained in the Texas 3rd Court of Appeals opinion, TNMP recorded a pre-tax regulatory disallowance of $3.9 million in the three months ended June 30, 2011 to reflect the impact of applying the 8.31% rate retroactively. TNMP petitioned the Texas Supreme Court for review in July 2011. On June 8, 2012, the Texas Supreme Court denied TNMP's petition for review. TNMP filed a motion for rehearing on June 25, 2012. TNMP is unable to predict the ultimate outcome of this matter.
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
Remand of ERCOT Transmission Rates for 1999 and 2000

Following a variety of appeals, the ERCOT transmission rates approved in 1999 and 2000 were remanded back to the PUCT. These dockets concern the recalculation of rates for the fourth quarter of 1999 and all of 2000. In October 2011, TNMP joined in a non-unanimous settlement of the issues relating to resettlement of the last four months of 1999. In January 2012, the PUCT approved the non-unanimous settlement. TNMP is scheduled to receive $1.6 million under the settlement, of which $1.3 million was received as of June 30, 2012. Whether such amounts have to be passed on to customers is being determined in TNMP's transmission cost recovery factor filings (“TCRF”). In June 2012, TNMP filed its TCRF seeking $3.2 million in additional transmission costs. The PUCT staff requested a hearing asserting the settlement proceeds from the 1999 remand settlement need to be credited against the costs TNMP requested in its TCRF. TNMP believes the settlement proceeds should not be passed on to customers since TNMP did not have a TCRF in 1999 that would have recovered those costs. Subsequently, the PUCT staff agreed to interim rate relief that will permit TNMP to add $1.6 million in uncontested costs to its existing TCRF and add $1.6 million in costs in a subsequent TCRF if TNMP is successful in the contested case. The ALJ approved the interim relief on July 16, 2012. TNMP will implement the interim rates on September 1, 2012. TNMP cannot predict the ultimate outcome of this matter.

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

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Electricity, transmission and distribution related services billings:
TNMP to PNMR	$—	$9,598	$—	$18,412
Services billings:
PNMR to PNM	23,832	24,733	45,887	46,169
PNMR to TNMP	6,816	7,374	13,767	13,955
PNM to TNMP	168	160	289	287
TNMP to PNMR	4	44	8	97
PNMR to Optim Energy	—	1,404	—	2,804
Optim Energy to PNMR	—	9	—	19
Interest billings:
PNMR to TNMP	32	26	50	28
PNMR to PNM	1	8	1	36
PNM to PNMR	44	32	89	64
Income tax sharing payments:
PNMR to PNM	—	—	63,114	—
PNMR to TNMP	—	—	1,952	—

(13)	New Accounting Pronouncements

Information concerning recently issued accounting pronouncements that have not been adopted by the Company and could have a material impact is presented below.

Accounting Standards Update 2011-11 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities

The FASB released amended guidance that will require entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the update requires disclosure of collateral received and posted in connection with master netting agreements or similar agreements. The update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein. The disclosures required by this amendment will be applied retrospectively for all comparative periods presented. The Company does not believe this guidance will have a material impact on the Company's financial statements and will comply with the disclosure requirements in 2013.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14)	Sale of First Choice
On September 23, 2011, PNMR entered into an agreement for the sale of First Choice to Direct LP, Inc. for $270.0 million, subject to adjustment to reflect the amounts of certain components of working capital at closing. Closing occurred on November 1, 2011, with PNMR receiving $329.3 million, which included an estimate of the components of working capital. For accounting purposes, the sale was effective as of the close of business on October 31, 2011. PNMR recognized a pre-tax gain of $174.9 million on the sale. The purchaser has indicated to PNMR that it believes the amount paid at closing for working capital at October 31, 2011 was overstated by $2.4 million. PNMR has responded to the purchaser disputing the purchaser's calculation and indicating that the amount paid at closing for working capital at October 31, 2011 was understated by $5.8 million. PNMR believes its calculation is consistent with the terms of the agreement. In accordance with the agreement for the sale, this matter has been submitted to an independent party, whose decision will be binding on the parties. A decision is expected later in 2012. PNMR cannot predict the outcome of this matter, but does not believe the ultimate resolution of this matter will have a material impact on its financial condition, results of operation, or cash flows. PNMR Services Company provided certain services at cost to First Choice for a transitional period through August 1, 2012. Because PNMR continues to have direct cash flows resulting from transmission and distribution services provided by TNMP to First Choice, First Choice is not reflected as discontinued operations. After October 31, 2011, TNMP's revenues from First Choice are not intercompany and are not eliminated in consolidation by PNMR.

(15)	Goodwill and Other Intangible Assets

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June 6, 2005 acquisition of TNP was recorded as goodwill and was pushed down to the businesses acquired. In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill, were transferred to PNM. Additionally, the trade name “First Choice” and the First Choice customer list were acquired in the TNP acquisition. The trade name was considered to have an indefinite useful life; therefore, no amortization was recorded. The useful life of the customer list was estimated to be approximately eight years. As discussed in Note 14, PNMR completed the sale of First Choice on November 1, 2011. As a result, the goodwill and other intangible assets of First Choice are no longer included in PNMR's Condensed Consolidated Balance Sheet and PNMR no longer has any other intangible assets.

GAAP requires the Company to evaluate its goodwill and non-amortizing intangible assets for impairment annually at the reporting unit level or more frequently if circumstances indicate that the goodwill or intangible assets may be impaired. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. A discounted cash flow methodology is primarily used to estimate the fair value of each reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term growth rates for the business, and determination of appropriate weighted average cost of capital for each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value and the conclusion of impairment for each reporting unit.

Prior to 2012, the Company compared the fair value of non-amortizing intangibles other than goodwill to the recorded values. For goodwill, the first step of the impairment test requires that the Company compare the fair value of each reporting unit with its carrying value, including goodwill. If as a result of this analysis, the Company concludes there is an indication of impairment in a reporting unit having goodwill, the Company is required to perform the second step of the impairment analysis, determining the amount of goodwill impairment to be recorded. The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount. This exercise would require the Company to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit. Any remaining fair value would be the implied fair value of goodwill on the testing date. To the extent the recorded amount of goodwill of a reporting unit exceeds the implied fair value determined in step two, an impairment loss would be reflected in results of operations.

The annual evaluations performed as of April 1, 2012 and 2011 did not indicate impairments of the goodwill or other intangible assets of any of the Company’s reporting units. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. Additional information concerning the Company’s goodwill, other intangible assets, and impairments is contained in Note 23 of Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Company Overview and Strategy
PNMR is a holding company with two regulated utilities serving approximately 738,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas. In the latter part of 2011, PNMR exited both of its competitive businesses, First Choice and Optim Energy, and repositioned itself as a holding company solely operating its electric utilities, PNM and TNMP. Optim Energy had no impact on 2011 results of operations because it was written off in 2010 and PNMR had no further financial commitment to Optim Energy.
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
PNM and TNMP completed rate proceedings before their state regulators in 2011. PNM has two rate cases pending before FERC. A settlement in one case is pending FERC approval and an agreement in principle has been reached in the other. PNM has filed for approval of a renewable energy rider to recover NMPRC approved renewable energy costs. A hearing on the rider was held in May 2012. The Hearing Examiner has issued a Recommended Decision approving the rider, but the NMPRC has not rendered a final decision. Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K and in Note 10. PNM has announced that it intends to file a request for an increase in the rates charged to New Mexico retail customers in late 2012.

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
The proposed plan would achieve RPS quantity compliance in 2013, but likely will be slightly below the 20% solar renewable energy diversity requirement. However, in 2014, the plan would achieve full quantity and diversity compliance and will be beneath the RCT for both years. A hearing on the proposed plan is scheduled in September 2012 before the NMPRC and a decision is expected by November 30, 2012.
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
In order to keep costs to customers as low as possible while also reducing emissions from fossil-fuel generation, PNM has proposed the installation of SNCR technology at SJGS, which technology is also proposed by the State of New Mexico. However, the EPA has issued its FIP requiring SCR technology to be installed, which PNM estimates would significantly exceed the cost of installing SNCRs. PNM is challenging EPA's proposal in the courts and administratively within EPA. See Note 9.
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
The PNM Resources Foundation helps nonprofits become more energy efficient through Reduce Your Use grants. For 2012, the foundation awarded $0.3 million to 55 New Mexico nonprofits for such projects as shade structure installations, window replacements, and efficient appliance purchases. In 2011, the foundation gave more than $0.3 million to support 87 projects in

New Mexico and Texas that helped purchase energy efficiency appliances and install high-performance windows and solar panels. Since the program's inception in 2008, Reduce Your Use grants have provided nonprofit agencies in New Mexico and Texas with a total of $1.3 million of support.

Economic Factors
In the three months ended June 30, 2012, PNM and TNMP experienced increases in weather-normalized, retail load of 0.1% and 7.0% from the three months ended June 30, 2011. In the six months ended June 30, 2012, PNM and TNMP experienced increases in weather-normalized, retail load of 0.4% and 4.4% from the six months ended June 30, 2011. In recent years, New Mexico and Texas have fared better than the national average in economic indicators such as unemployment and employment growth.

Rate Base Potential Growth
Based on the 5-year capital plan announced in December 2011, PNM expects rate base to grow at a 2% compound annual rate through 2013. That growth figure could be 6% from 2011 through 2016 through additional potential capital investments. The largest of these involves possibly being required to install SCR technology to reduce emissions at SJGS and Four Corners. The addition of other facilities, such as renewable resources and peaking capacity, could also expand rate base. TNMP's compound annual rate base growth rate through 2013 is estimated at 8%, predicated on the utility's 5-year capital plan announced in December 2011. A significant portion of TNMP's capital additions should be recovered through expedited transmission and distribution cost recovery mechanisms authorized by the PUCT. PNMR will continue to carefully balance the potential rate base growth for PNM and TNMP with customer rate impacts.
Results of Operations
A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(In millions, except per share amounts)
Net earnings	$21.5	$4.1	$17.4	$38.6	$20.7	$17.9
Average diluted common and common equivalent shares	80.4	92.1	(11.7)	80.4	92.1	(11.7)
Net earnings per diluted share	$0.27	$0.04	$0.23	$0.48	$0.22	$0.26
The components of the change in earnings attributable to PNMR are:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(In millions)
PNM Electric	$18.3	$32.3
TNMP Electric	3.9	2.7
First Choice	(6.6)	(20.1)
Corporate and Other	1.9	2.9
Net change	$17.4	$17.9
PNMR's operational results were affected by the following:

•	Exit from unregulated businesses - As discussed above, PNMR sold First Choice in 2011; therefore 2012 results of operations do not include First Choice

•	Rate increases for PNM and TNMP - Additional information about these rate increases is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K

•
Other factors impacting results of operation for each segment are discussed under Results of Operations below. The decrease in the number of common and common equivalent shares is primarily due to PNMR's purchase of its equity described in Note 6 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K

 Liquidity and Capital Resources
During 2011, PNMR and PNM replaced their revolving credit facilities with new facilities. The new facilities provide capacities for short-term borrowing and letters of credit of $300.0 million for PNMR and $400.0 million for PNM. In addition, TNMP has a $75.0 million revolving credit facility. Total availability for PNMR on a consolidated basis was $570.5 million at July 27, 2012. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $1,529.2 million for 2012-2016, including amounts expended through June 30, 2012. This estimate does not include amounts for environmental upgrades at SJGS or Four Corners that may be required by EPA to address regional haze or other environmental compliance requirements, additional renewable resources that may be required to meet the RPS, or additional peaking resources that may be needed to meet needs outlined in PNM's current IRP. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2012-2016 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company's capital requirements.

RESULTS OF OPERATIONS

Segment Information

The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities. See Note 2 for more information on PNMR’s operating segments.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements and to Part II, Item 1A. Risk Factors.

PNM Electric

The table below summarizes operating results for PNM Electric:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(In millions)
Total revenues	$260.1	$239.2	$20.9	$510.5	$473.5	$37.0
Cost of energy	83.2	81.5	1.7	163.8	170.7	(6.9)
Gross margin	176.9	157.7	19.2	346.7	302.8	43.9
Operating expenses	106.2	124.3	(18.1)	210.4	227.4	(17.0)
Depreciation and amortization	23.9	22.9	1.0	47.6	46.6	1.0
Operating income	46.7	10.5	36.2	88.8	28.7	60.1
Other income (deductions)	2.4	8.7	(6.3)	10.8	18.0	(7.2)
Net interest charges	(18.9)	(18.0)	(0.9)	(37.4)	(36.1)	(1.3)
Earnings before income taxes	30.2	1.2	29.0	62.1	10.6	51.5
Income (taxes) benefit	(9.8)	0.9	(10.7)	(20.7)	(1.5)	(19.2)
Valencia non-controlling interest	(3.5)	(3.5)	—	(6.7)	(6.7)	—
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.3)	(0.3)	—
Segment earnings (loss)	$16.8	$(1.5)	$18.3	$34.4	$2.1	$32.3

The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2011/2012 Change
	Three Months Ended June 30,			Six Months Ended June 30,
	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)
Retail rate increases	$18.0	$—	$18.0	$34.7	$—	$34.7
Retail load, fuel, and transmission	4.6	1.3	3.3	(0.7)	(8.3)	7.6
Energy efficiency rider	4.9	—	4.9	9.9	—	9.9
Unregulated margins	(1.3)	0.7	(2.0)	(4.1)	0.8	(4.9)
Net unrealized economic hedges	(5.3)	(0.3)	(5.0)	(2.8)	0.6	(3.4)
Total increase	$20.9	$1.7	$19.2	$37.0	$(6.9)	$43.9

The following table shows PNM Electric operating revenues by customer class, including intersegment revenues and average number of customers:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(In millions, except customers)
Residential	$93.0	$78.5	$14.5	$192.7	$166.7	$26.0
Commercial	109.3	95.1	14.2	196.6	172.0	24.6
Industrial	24.7	22.6	2.1	48.2	43.3	4.9
Public authority	6.0	5.6	0.4	11.3	10.4	0.9
Other retail	2.6	2.4	0.2	7.2	4.5	2.7
Transmission	9.6	10.9	(1.3)	18.5	21.0	(2.5)
Firm requirements wholesale	9.2	7.4	1.8	18.3	17.0	1.3
Other sales for resale	11.6	17.2	(5.6)	19.8	37.8	(18.0)
Mark-to-market activity	(5.9)	(0.5)	(5.4)	(2.1)	0.8	(2.9)
	$260.1	$239.2	$20.9	$510.5	$473.5	$37.0
Average retail customers (thousands)	505.3	503.7	1.6	505.2	503.7	1.5
The following table shows PNM Electric GWh sales by customer class:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Gigawatt hours)
Residential	760.4	729.4	31.0	1,597.5	1,581.3	16.2
Commercial	1,061.1	1,038.4	22.7	1,960.6	1,930.3	30.3
Industrial	427.6	397.1	30.5	841.4	758.4	83.0
Public authority	71.0	72.5	(1.5)	127.1	130.0	(2.9)
Firm requirements wholesale	151.0	143.0	8.0	323.8	326.3	(2.5)
Other sales for resale	445.4	518.7	(73.3)	726.5	1,129.4	(402.9)
	2,916.5	2,899.1	17.4	5,576.9	5,855.7	(278.8)

On August 21, 2011, PNM implemented a $72.1 million annual non-fuel rate increase for its retail customers. This rate increase improved revenues and margins by $18.0 million and $34.7 million for the three and six months ended June 30, 2012 compared to same periods in 2011. Warmer weather combined with a small growth in the average number of retail customers improved revenues and margin by $4.1million and $3.9 million for three and six months ended June 30, 2012. The increase in fuel costs and the reduction in off-system sales volumes resulting from the fire incident at the mine providing coal to SJGS are recovered through PNM's FPPAC and did not negatively impact 2012 results. See Note 9 for more discussion on the San Juan mine fire incident.

PNM offers several energy efficiency programs and initiatives to its retail customers regulated by the NMPRC. In addition, PNM is allowed to earn adders on these programs, based on energy savings of the programs. PNM recovers these energy efficiency program costs via a rate rider. For the three and six months ended June 30, 2012, revenue and margins improved by $4.9 million and $9.9 million, of which $0.3 million and $0.5 million is adder revenues and the remaining $4.6 million and $9.4 million is offset with an increase in operating expense for the energy efficiency program costs.

For the three and six months ended June 30, 2012, lower unregulated revenues and margin of $2.0 million and $4.9 million associated with sales from PNM's share of PVNGS Unit 3, which is excluded from retail regulation, was a result of lower market power prices and increases in nuclear fuel costs.

Changes in unrealized mark-to-market gains and losses are based on economic hedges in place for sales and fuel costs not covered under the FPPAC, primarily associated with PVNGS Unit 3. Unrealized losses of $5.5 million for the three months ended June 30, 2012 compared to $0.5 million for the three months ended June 30, 2011, decreased gross margin by $5.0 million. Unrealized losses of $2.0 million for the six months ended June 30, 2012 compared to unrealized gains of $1.4 million for the six months ended June 30, 2011, decreased gross margin by $3.4 million.

For the three and six months ended June 30, 2012, operating expenses decreased $18.1 million and $17.0 million, primarily due to a regulatory disallowance of $17.5 million recorded in the second quarter of 2011 related to PNM's 2010 Electric Rate Case. PNM had no regulatory disallowance in 2012. In addition, operating expenses increased by $4.6 million and $9.4 million due to energy efficiency programs, which are recovered through the rate rider discussed above. In the three months ended June 30, 2012, PNM had lower maintenance outage costs of $1.6 million at Palo Verde and lower vegetation management expense of $0.3 million. In the six months ended June 30, 2012, PNM had lower outage costs of $0.9 million at Palo Verde, as well as lower costs due to the timing of planned outage and maintenance costs at Reeves Station of $1.4 million and SJGS of $1.5 million. In addition, PNM had lower retiree medical and pension expenses of $0.6 million, as well as lower distribution labor and vegetation management expenses of $1.3 million in the six months ended June 30, 2012.

For the three and six months ended June 30, 2012, depreciation and amortization increased by $1.0 million primarily related to PVNGS. Incremental depreciation expense related to PNM's investment of $95.0 million in 22 MW of solar PV facilities and a solar-storage demonstration facility are deferred as a regulatory asset pending approval of the Renewable Energy Rider. See Note 9.

Other income (deductions) was $6.3 million and $7.2 million lower in the three and six months ended June 30, 2012 than in 2011. For the three and six months ended June 30, 2012 realized gains on NDT assets were $6.4 million and $8.0 million lower. Interest income on the PVNGS lessor notes was $0.8 million and $1.6 million lower in the three and six months ended June 30, 2012 due to lower outstanding balances.

For the three and six months ended June 30, 2012, interest expense increased $2.3 million and $4.5 million due to the issuance of $160.0 million of long-term debt in October 2011, which increases were partially offset by $0.6 million and $1.5 million increases in the debt portion of AFUDC and $1.1 million and $2.2 million of interest charges on PNM's investment in renewable resources that are deferred for recovery through the Renewable Energy Rider.

TNMP Electric

The table below summarizes the operating results for TNMP Electric:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(In millions)
Total revenues	$63.8	$60.0	$3.8	$118.7	$113.8	$4.9
Cost of energy	11.5	10.3	1.2	22.8	20.4	2.3
Gross margin	52.3	49.7	2.6	96.0	93.4	2.6
Operating expenses	21.3	25.3	(4.0)	41.9	45.0	(3.1)
Depreciation and amortization	12.1	10.7	1.4	23.4	21.0	2.4
Operating income	18.9	13.7	5.2	30.7	27.4	3.3
Other income (deductions)	0.8	0.3	0.5	0.9	0.6	0.3
Net interest charges	(7.1)	(7.3)	0.2	(14.2)	(14.6)	0.4
Earnings before income taxes	12.6	6.6	6.0	17.4	13.4	4.0
Income (taxes)	(4.6)	(2.5)	(2.1)	(6.4)	(5.1)	(1.3)
Segment earnings	$8.0	$4.1	$3.9	$11.0	$8.3	$2.7
The table below summarizes the significant changes to total revenues, cost of energy, and gross margin:

	2011/2012 Change
	Three Months Ended June 30,			Six Months Ended June 30,
	Total	Cost of	Gross	Total	Cost of	Gross
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)
Rate increases	$—	$—	$—	$0.7	$—	$0.7
Customer usage/load	0.4	—	0.4	(1.6)	—	(1.6)
Transmission cost recovery	1.2	1.2	—	2.0	2.3	(0.3)
AMS surcharge	1.8	—	1.8	3.4	—	3.4
Other	0.4	—	0.4	0.4	—	0.4
Total increase	$3.8	$1.2	$2.6	$4.9	$2.3	$2.6
The following table shows TNMP Electric operating revenues by retail tariff consumer class, including intersegment revenues, and average number of consumers:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(In millions, except customers)
Residential	$25.8	$23.8	$2.0	$46.6	$43.3	$3.3
Commercial	22.3	20.9	1.4	42.4	40.3	2.1
Industrial	3.5	3.0	0.5	6.9	6.2	0.7
Other	12.2	12.3	(0.1)	22.8	24.0	(1.2)
	$63.8	$60.0	$3.8	$118.7	$113.8	$4.9
Average consumers (thousands) (1)	232.9	231.3	1.6	232.4	230.9	1.5

(1)
TNMP provides transmission and distribution services to REPs that provide electric service to consumers in TNMP's service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy. The average consumers reported above include 67,268 and 68,187 consumers for the three and six months ended June 30, 2011, who had chosen First Choice as their REP. These consumers are also included as customers in the First Choice segment.

The following table shows TNMP Electric GWh sales by retail tariff consumer class:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Gigawatt hours(1))
Residential	726.3	722.0	4.3	1,243.0	1,304.3	(61.3)
Commercial	616.2	615.4	0.8	1,104.2	1,122.0	(17.8)
Industrial	703.6	635.4	68.2	1,330.2	1,255.9	74.3
Other	27.7	28.3	(0.6)	51.6	53.9	(2.3)
	2,073.8	2,001.1	72.7	3,729.0	3,736.1	(7.1)

(1)
The GWh sales reported above include 241.6 and 451.2 GWhs for the three and six months ended June 30, 2011 used by consumers who had chosen First Choice as their REP. These GWhs are also included below in the First Choice segment.

For the three months ended June 30, 2012, higher wholesale transmission revenues and a small growth in the number of consumers improved revenues and margins, partially offset by decreases due to milder weather in 2012 compared to 2011.   For the six months ended June 30, 2012, milder weather compared to unseasonably cooler weather in the first quarter of 2011 reduced customer usage, as well as revenues and margins.  This was partially offset by higher wholesale revenues, small consumer growth, and an increase in rates. The AMS surcharge implemented in the third quarter of 2011, improved revenues by $1.8 million and $3.4 million for the three and six months ended June 30, 2012, including a return on investment of $0.3 million and $0.7 million.  The surcharge offsets increases in operating expenses and depreciation.

For the three and six months ended June 30, 2012, operating expenses decreased $4.0 million and $3.1 million. In 2011, operating expenses include a regulatory disallowance of $3.9 million based on the retroactive application of the interest rate used to calculate the return on TNMP's CTC regulatory assets.  TNMP recorded no regulatory disallowances in 2012.  In addition, operating expenses reflect lower maintenance costs as severe drought conditions in 2011 caused a spike in reliability related costs.  These reductions are offset by increases associated with AMS related operating expenses, which are recovered via a surcharge as discussed above.

Increases in depreciation and amortization expenses for the three and six months ended June 30, 2012 are mainly attributable to the AMS investment, which is recovered through the surcharge discussed above.

Interest expense decreased in 2012 as a result of TNMP refinancing its term loan in September 2011.

First Choice
As discussed in Note 14, PNMR sold First Choice on November 1, 2011. The table below summarizes the operating results for First Choice for the three and six months ended June 30, 2011:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(In millions)
Total revenues	$126.0	$234.5
Cost of energy	91.3	159.3
Gross margin	34.7	75.2
Operating expenses	23.6	42.6
Depreciation and amortization	0.4	0.6
Operating income	10.8	32.0
Other income (deductions)	(0.2)	(0.3)
Net interest charges	(0.1)	(0.3)
Earnings before income taxes	10.4	31.3
Income (taxes)	(3.7)	(11.2)
Segment earnings	$6.6	$20.1

The following table shows First Choice operating revenues by customer class, including intersegment revenues, and actual number of customers:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(In millions)
Residential	$74.1	$137.7
Commercial	48.6	89.7
Other	3.3	7.1
	$126.0	$234.5
Actual customers (thousands) (1,2)	216.6	216.6

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)
Due to the competitive nature of First Choice’s business, actual customer counts are presented in the table above as a more representative business indicator than the average consumers that are shown in the table for TNMP.

The following table shows First Choice GWh electric sales by customer class:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(Gigawatt hours(1))
Residential	570.1	1,058.7
Commercial	459.1	828.3
	1,029.2	1,887.0

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

During the three and six months ended June 30, 2011, favorable weather and an increase in MWh sales, which were partially offset by a decrease in average revenue rates, favorably impacted operating revenues. The total amount of cost of energy was negatively impacted by higher volumes, but was partially offset by lower purchase power costs per MWh.

First Choice managed its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margins.  Accordingly, First Choice had forward contracts for the purchase of energy to cover the future load requirements for most of its fixed price sales contracts.  Gains or losses on unrealized economic hedges represent changes in unrealized fair value estimates related to these forward supply contracts.  Changes in the fair value of supply contracts that were not designated or were not eligible for hedge or normal purchase or sales accounting were marked to market through current period earnings as required by GAAP. During the second quarter of 2011, market energy prices decreased, which resulted in unrealized mark-to-market losses of $3.5 million on certain of First Choice's forward supply contracts.  First Choice was not required to mark the related fixed price sales contracts to market, which would likely show offsetting gains and losses as market energy prices fluctuate.  Gains on unrealized economic hedges increased segment earnings by $5.6 million in the six months ended June 30, 2011.
The allowance for uncollectible accounts and related bad debt expense was based on collections and write-off experience. Lower customer departures, lower default rates, and an increase in commercial customers reduced bad debts in 2011 compared to previous years. Initiatives to reduce bad debts included efforts to reduce the default rate experienced for customers switching to another REP and increased focus on identifying new customer prospects that were more likely to demonstrate desired payment behavior. First Choice focused its marketing efforts on commercial customers and customers with established payment patterns. First Choice also increased the credit score required to become a customer and expanded the circumstances where customers were required to provide advance deposits to obtain service, or both. Bad debt expense was $5.9 million and $10.4 million for the three and six months ended June 30, 2011.

During 2011, increases in marketing and operational costs were partially offset by a decrease in incentive compensation expense. The increases in operational costs were primarily related to developing a pre-pay option for customers and establishing local office locations. Interest expense decreased in 2011 primarily due to lower short-term debt.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(In millions)
Total revenues	$—	$(9.6)	$9.6	$—	$(18.5)	$18.5
Cost of energy	—	(9.6)	9.6	—	(18.4)	18.4
Gross margin	—	—	—	—	(0.1)	0.1
Operating expenses	(4.6)	(2.2)	(2.4)	(7.9)	(5.6)	(2.3)
Depreciation and amortization	5.0	4.3	0.7	8.5	8.5	—
Operating income (loss)	(0.5)	(2.1)	1.6	(0.6)	(3.0)	2.4
Other income (deductions)	(1.5)	(1.7)	0.2	(4.1)	(3.3)	(0.8)
Net interest charges	(4.2)	(5.0)	0.8	(8.2)	(10.1)	1.9
Earnings (loss) before income taxes	(6.1)	(8.8)	2.7	(12.9)	(16.5)	3.6
Income (taxes) benefit	2.9	3.7	(0.8)	6.0	6.6	(0.6)
Segment earnings (loss)	$(3.3)	$(5.2)	$1.9	$(6.9)	$(9.8)	$2.9

The Corporate and Other segment includes consolidation eliminations of revenues and cost of energy between business segments, primarily related to TNMP's sale of transmission services to First Choice prior to November 1, 2011, when PNMR sold First Choice. Accordingly, there was no elimination of intersegment revenue in 2012.

Operating expenses decreased primarily due to legal and consulting expenses incurred in 2011 related to assessment of strategic alternatives for PNMR's competitive businesses that did not reoccur in 2012.
Depreciation expense increased in the three months ended June 30, 2012 compared to 2011 due to $1.6 million in accelerated amortization of leasehold improvements for part of its corporate headquarters. The accelerated amortization is partially offset by lower depreciation on software applications of $0.9 million and $1.6 million for the three and six months ended June 30, 2012 compared to 2011. Changes in depreciation and amortization are offset in operating expenses as a result of allocation of these costs to other business segments.
Other income and deductions decreased for the six months ended June 30, 2012 compared to 2011 primarily due to lower performance on other investments.
Interest charges decreased $1.2 million and $2.3 in the three and six months ended June 30, 2012 compared to 2011 due to the re-acquisition of $50.0 million of PNMR 9.25% senior unsecured notes in November 2011.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the six months ended June 30, 2012 compared to June 30, 2011 are summarized as follows:

	Six Months Ended June 30,
	2012	2011	Change
		(In millions)
Net cash flows from:
Operating activities	$41.3	$84.7	$(43.4)
Investing activities	(142.0)	(138.6)	(3.4)
Financing activities	88.8	52.4	36.4
Net change in cash and cash equivalents	$(11.9)	$(1.4)	$(10.5)

The changes in PNMR's cash flows from operating activities relate primarily to contributions to the PNM and TNMP pension and other postretirement benefit plans of $85.6 million in 2012 compared to $16.1 million in 2011 and income taxes paid of $5.3 million in 2012 compared to refunds of $1.8 million in 2011. Increased payments in 2012 were partially offset by the receipt of $21.6 million for governmental grants related to renewable energy projects and improved results of operations at both PNM and TNMP.

The changes in PNMR's cash flows from investing activities relate primarily to changes in utility plant additions. At PNM, total utility plant additions in 2012 compared to 2011 decreased by $14.6 million, net of an increase of $4.6 million related to nuclear fuel purchases. PNM additions in 2011 included $35.8 million related to solar projects, which were completed by the end of 2011. TNMP utility plant additions increased $15.5 million in 2012 compared to 2011, including increases of $9.2 million in transmission projects and $4.7 million related to the AMS deployment. Plant additions at the Corporate and Other segment also increased $2.7 million in 2012. Construction expenditures were funded primarily through cash flows from operating activities and short-term borrowings in both 2012 and 2011.

The changes in cash flows from financing activities relate primarily to changes in short-term borrowings. Net cash outflows of $7.3 million to satisfy stock-based awards in 2012 compared to $2.4 million in 2011 also contributed to the change.

Financing Activities

See Note 6 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K, for additional information concerning the Company's financing activities. In May 2012, PNM received NMPRC approval to refinance $20.0 million of its currently outstanding PCRBs with new PCRBs anticipated to have a lower overall financing cost. PNM currently has no commitments or arrangements regarding this proposed financing. Timing of the proposed financing will depend on market and other conditions. PNM also received NMPRC authority to exercise the two one-year extension options under the PNM Revolving Credit Facility. The PNMR Revolving Credit Facility also provides for two one-year extension options although NMPRC authority to exercise them is not required.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR's current construction program include:

•	Upgrading generation resources and additional renewable energy projects

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through June 30, 2012, are:

	2012	2013-2016	Total
	(In millions)
Construction expenditures	$286.2	$1,011.0	$1,297.2
Dividends on PNMR common stock	44.6	184.8	229.4
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$331.3	$1,197.9	$1,529.2
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above do not include amounts for environmental upgrades at SJGS or Four Corners that may be required by EPA to address regional haze or other environmental compliance requirements, additional renewable resources that may be required to meet the RPS, or additional peaking resources that may be needed to meet needs outlined in PNM's current IRP. Estimates for construction expenditures currently do not include any significant expenditures for environmental control facilities. See Note 9 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.

During the six months ended June 30, 2012, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity. Note 6 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K contains information about the maturities of long-term debt. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
Liquidity
PNMR's liquidity arrangements include the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility that both expire in 2016 and the TNMP Revolving Credit Facility that expires in December 2015. The PNMR Revolving Credit Facility has a financing capacity of $300.0 million, the PNM Revolving Credit Facility has a financing capacity of $400.0 million, and the TNMP Revolving Credit Facility has a financing capacity of $75.0 million. The Company believes the terms and conditions of its facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  Each of the facilities contains one financial covenant, which requires the maintenance of debt-to-capital ratios of less than or equal to 65%.  These ratios for PNMR and PNM reflect the present value of payments under the PVNGS and EIP leases as debt.
These facilities provide short-term borrowing capacity and also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company's business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Short-term borrowings at PNMR ranged from $106.1 million to $141.1 million during the three months ended June 30, 2012 and from $14.0 million to $141.1 million during the six months ended June 30, 2012. PNM short-term borrowings ranged from $38.8 million to $96.6 million during the three months ended June 30, 2012 and from $38.8 million to $167.9 million during the six months ended June 30, 2012. There were no borrowings under the TNMP Revolving Credit Facility during six months ended June 30, 2012. At June 30, 2012, average interest rates were 2.00% for the PNMR Revolving Credit Facility and 1.75% for the PNM Revolving Credit Facility. PNMR also has a $5.0 million bi-lateral line of credit expiring in August 2012 with a single financial institution.
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
The Company's ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

•	Ability to earn a fair return on its investments

•	Results of operations

•	Ability to obtain required regulatory approvals

•	Conditions in the financial markets

•	Credit ratings
The credit ratings for PNMR, PNM, and TNMP were set forth under the heading Liquidity in the MD&A contained in the 2011 Annual Reports on Form 10-K. On April 13, 2012, S&P raised the corporate credit rating for PNMR as well as the senior debt ratings for PNMR and TNMP and the preferred stock rating for PNM. S&P changed the outlook to stable for all entities. As of July 27, 2012, ratings on the Company's securities were as follows:

	PNMR	PNM	TNMP
S&P
Senior secured debt	*	*	BBB+
Senior unsecured debt	BB+	BBB-	*
Preferred stock	*	BB	*
Moody's
Senior secured debt	*	*	A3
Senior unsecured debt	Ba1	Baa3	*
Preferred stock	*	Ba2	*
* Not applicable

A summary of liquidity arrangements as of July 27, 2012 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
		(In millions)
Financing Capacity:
Revolving credit facility	$300.0	$400.0	$75.0	$775.0
Bi-lateral line of credit	5.0	—	—	5.0
Total financing capacity	$305.0	$400.0	$75.0	$780.0

Amounts outstanding as of July 27, 2012:
Revolving credit facility	$115.2	$79.5	$—	$194.7
Bi-lateral line of credit	—	—	—	—
Total short-term debt outstanding	115.2	79.5	—	194.7

Letters of credit	11.0	3.5	0.3	14.8

Total short–term debt and letters of credit	$126.2	$83.0	$0.3	$209.5

Remaining availability as of July 27, 2012	$178.8	$317.0	$74.7	$570.5
The above table excludes intercompany debt. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
For offerings of securities registered with the SEC, PNMR has a shelf registration statement expiring in March 2014. This shelf registration statement has unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations. PNMR can also offer new shares of common stock through the PNM Resources Direct Plan under a separate SEC shelf registration statement that expires in August 2012. PNMR anticipates that a new shelf registration statement for the PNM Resources Direct Plan will be filed before the current one expires. PNM has a shelf registration statement for up to $440.0 million of senior unsecured notes that will expire in May 2014.
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

	June 30, 2012	December 31, 2011
PNMR
PNMR common equity	48.7%	48.3%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	51.0%	51.4%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	50.1%	49.7%
Preferred stock	0.5%	0.5%
Long-term debt	49.4%	49.8%
Total capitalization	100.0%	100.0%

TNMP
Common equity	60.2%	59.8%
Long-term debt	39.8%	40.2%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

Background
In 2011, PNM's generating plants emitted approximately 7.1 million metric tons of CO2, which comprises the vast majority of its GHG.  By comparison, the total GHG in the United States in 2010, the latest year for which EPA has published this data, were approximately 6.8 billion metric tons, of which approximately 5.7 billion metric tons were CO2.  According to EPA data, electricity generation accounted for approximately 2.3 billion metric tons, or 40%, of the CO2 emissions.

PNM has several programs underway to reduce GHG from its generating plants, thereby reducing its exposure to climate change regulation. See Note 10. In 2011, PNM completed construction of 22 MW of utility-scale solar generation located at five sites on PNM's system throughout New Mexico. In April 2012, PNM filed its 2013 Renewable Energy Plan, which calls for an additional 20 MW of PNM-owned solar facilities to be in service by the end of 2013 and a 20-year PPA for the output of a 10-MW geothermal facility to be in service by January 1, 2014. Additionally, PNM has a customer distributed solar generation program that is expected to grow distributed solar from the 14 MW installed at the end of 2011 to over 35 MW by the end of 2012. Once fully subscribed, the distributed solar programs will reduce PNM's production from fossil-fueled electricity generation by 82 GWh per year. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with an annual budget of over $17 million, that projects electricity savings in 2012 of an estimated 60 GWh. Over the next 19 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 12,870 GWh of electricity, which will avoid at least 6.1 million metric tons of CO2 based upon projected emissions from PNM's system-wide portfolio with and without these programs. These estimates are subject to change given that it is difficult to accurately estimate avoidance because of the high uncertainty of many of the underlying variables and complex interrelationships between those variables, including changes in demand for electricity.
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
Approximately 81.9% of PNM's owned and leased generating capacity at December 31, 2011 consisted of coal or gas-fired generation that produces GHG, all of which is located within the United States. The Company does not anticipate any direct impact from any near-term international accords. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG, including plant performance.  For example, if PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. If new natural gas-fired generation resources are added to meet increased load as anticipated in PNM's current IRP, GHG would be incrementally increased. Because of the Company's dependence on fossil-fueled generation, any legislation that imposes a limit or cost on GHG will impact the cost at which electricity is produced. While PNM expects to be entitled to recover that cost through rates, the timing and outcome of proceedings for cost recovery is uncertain. In addition, to the extent that any additional costs are recovered through rates, customers may reduce their demand, relocate facilities to other areas with lower energy costs, or take other actions that ultimately will adversely impact the Company.
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
In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule is to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. The rule focuses on the largest sources of GHG, including fossil-fueled electric generating units. This program currently covers new construction projects that emit GHG of at least 100,000 tons per year (even if PSD is not triggered for other pollutants). In addition, modifications at existing facilities that increase GHG by at least 75,000 tons per year will be subject to PSD permitting requirements, even if they do not significantly increase emissions of any other pollutant. EPA had indicated in its original tailoring rule that it might extend PSD regulation to smaller emission sources. However, on July 3, 2012, EPA finalized the third phase of the rule by keeping the permitting thresholds where they are. All of PNM's fossil-fueled generating plants are potentially subject to the tailoring rule because of the magnitude of non-GHG, but the existing plants do not have any currently planned projects that would trigger PSD permitting for GHG. Any newly constructed power plant would likely be subject to the Tailoring Rule.

On June 26, 2012, the U.S. Court of Appeals for the District of Columbia Circuit rejected challenges to EPA's 2009 GHG endangerment finding, GHG emission standards for light-duty vehicles, PSD Interpretive Memorandum (EPA's so-called GHG "Timing Rule"), and Tailoring Rule. The Court found that EPA's endangerment finding and its light-duty vehicle rule "are neither arbitrary nor capricious," that "EPA's interpretation of the governing CAA provisions is unambiguously correct," and that "no petitioner has standing to challenge the Timing and Tailoring Rules."

On March 27, 2012, EPA issued its proposed carbon pollution standards for the emission of GHG from new fossil-fueled electric generating units (“EGUs”). The proposed NSPS sets a limit of 1,000 lb CO2/MWh and covers newly constructed fossil-fueled EGUs that are larger than 25 MW. The proposed limit is based on the performance of natural gas combined cycle technology. Therefore, coal-fired power plants would likely only be able to comply with the standard by using carbon capture and sequestration technology. The proposed rule includes an exemption for simple cycle EGUs. However, during the comment period, EPA solicited comments on whether to drop the exemption and instead exempt any fossil-fueled EGU that limits electric generation to one-third of its annual generating capacity. The proposed rule, as written, does not include limits that apply to existing power plants, or proposed plants that already have a complete preconstruction permit and commence construction within 12 months of the issuance of the proposed rule. In a separate future action, EPA will issue existing sources CO2 emission guidelines. The proposal is the first NSPS issued for CO2, and although it is limited to new sources, it has potential far-reaching implications for the utility industry. When finalized, the standard could serve as Best Available Control Technology analysis for PSD permitting for new GHG sources under the tailoring rule. It is not clear whether this standard might also apply to existing sources making major modifications that would require pre-construction permits under the tailoring rule, but completion of the proposed NSPS for new EGUs is a prerequisite for EPA to promulgate GHG standards for existing sources. The proposed rule was published in the Federal Register on April 13, 2012. EPA accepted comment on the proposed rule through June 25, 2012.
EPA regulation of GHG from large stationary sources will impact PNM's operations due to its reliance on fossil-fueled electric generation. The impact to PNM is unknown because the regulatory requirements, including Best Available Control Technology implications and NSPS requirements, are still developing. Impacts could involve investments in efficiency improvements and/or control technologies at the fossil-fueled generating plants. Although there are no commercially viable GHG control technologies at this time, such technologies may become viable in the future. It is also possible that the costs of such improvements or technologies could impact the economic viability of some plants.
Federal Legislation
Prospects for enactment of legislation imposing a new or enhanced regulatory program to address climate change in the current Congress are unlikely, although Congress could address these issues at a future time. Instead, EPA is the primary venue for GHG regulation in the near future.
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
State and Regional Activity
Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility's customers.  The NMPRC issued an order in June 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  However, PNM is required to use these prices for purposes of its IRP, and the prices may not reflect the costs that it ultimately will incur.  PNM's IRP filed with the NMPRC on July 18, 2011 (Note 10) showed that while consideration of the NMPRC required carbon emissions costs did not significantly change the resource decisions regarding future facilities over the next 20 years, it did slightly impact the projected in-service dates of some of the identified resources.  Much higher GHG costs than assumed in the NMPRC analysis are necessary to impact future resource decisions. The primary consequence of the standardized cost of carbon emissions was an increase to generation portfolio costs.
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
In December 2008, NEE petitioned the EIB to amend existing regulations and adopt new regulations that would reduce GHG from certain sources regulated by the State of New Mexico. Following extensive litigation regarding the EIB's authority to regulate GHG, which did not resolve the issue, the rulemaking hearing on the NEE petition concluded in October 2010. On December 8, 2010, the EIB adopted a modified version of the petition. The modifications pushed the effective date to January 1, 2013 or six months after NMED's cap-and-trade rule described above is no longer in force, whichever is later. PNM filed testimony in the rulemaking hearing estimating the cost of electricity to PNM's customers would increase by approximately $8 million each year over the prior year if the NEE's proposed rule is adopted. PNM appealed the EIB's decision and, after various legal proceedings, the EIB voted to repeal the NEE rule on March 16, 2012. NEE and Western Resource Advocates filed a joint notice of appeal of the EIB's decision with the New Mexico Court of Appeals on May 31, 2012.

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
During the first quarter of 2011, at the request of PNM and other southwestern utilities, NERC advised all transmission owners and transmission service providers they have delayed the implementation of portions of the MOD-029 methodology for "Flow Limited" paths until such time as a modification to the standard can be developed that will mitigate the technical concerns identified by the transmission owners and transmission service providers. PNM and other western utilities filed a Standards Action Request with NERC in the second quarter of 2012. Several months to over a year will likely be required to process the request through the NERC's standards development process.
In July 2011, FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development.  Order 1000 will require significant changes in transmission planning and cost allocation mechanisms in the western region that includes PNM.  The impacts of the new requirements of Order 1000 relating to future transmission development and ownership on PNM are uncertain.  Much of the work needed to be able to comply must be done at the subregional level and PNM is working through WestConnect in developing both its own and regional compliance filings. Compliance filings to address the western and regional requirements are due in October 2012 and April 2013.

Financial Reform Legislation

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is intended to improve regulation of financial markets, was signed into law. Although many of the rules required to implement the legislation have not yet been finalized, the U.S. Commodity Futures Trading Commission ("CFTC") has published final rules defining several key terms related to the act, including the end-user exception to the clearing requirement for swaps.  The Company expects to qualify for the end-user exception and expects to be able to comply with its requirements within the time frame required by the CFTC. The Company continues to evaluate developments regarding this legislation and cannot predict the ultimate impact it may have on the Company’s financial condition, results of operations, cash flows, or liquidity.

Other Matters
As discussed under Employees in Item 1. Business in the 2011 Annual Reports on Form 10-K, at December 31, 2011, PNM Electric had 635 employees in its power plant and operations areas covered by a collective bargaining agreement with the IBEW that was entered into in May 2009. PNMR has no other employees represented by unions.  Negotiations for a new agreement with the IBEW began on January 30, 2012.  In the negotiations, PNM focused its efforts towards meeting four objectives:  improved safety, continued compliance, continued reliability, and cost management. The IBEW and PNM reached a tentative agreement on July 7, 2012 for the period of July 7, 2012 to April 30, 2015. The tentative agreement includes wage increase provisions of 2% effective July 7, 2012, May 1, 2013, and May 1, 2014.  The tentative agreement was ratified by the IBEW on July 27, 2012. The wages and benefits for all PNM employees who are members of the IBEW are typically included in the rates charged to electric customers, subject to approval of the NMPRC.

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

As of June 30, 2012, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2011 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

•	Variability of prices and volatility and liquidity in the wholesale power and natural gas markets

•	Changes in price and availability of fuel and water supplies

•	Uncertainties surrounding the mine fire incident at the mine supplying coal to SJGS

•	Uncertainty surrounding the status of PNM's participation in jointly-owned generation projects resulting from the scheduled expiration of the operational agreements for the projects

•	The risks associated with completion of generation, transmission, distribution, and other projects

•	Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties

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

For information about the risks associated with the use of derivative financial instruments, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, PNMR and its subsidiaries are exposed to a variety of market risks. Market risk is the potential loss or gain that may occur as a result of changes in the market or fair value of a particular instrument or commodity. All financial and commodity-related instruments, including derivatives, are subject to market risk. The Company had no trading transactions during the year ended December 31, 2011 and the six months ended June 30, 2012.
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
The RMC’s responsibilities include: establishment of policies regarding risk exposure levels and activities in each of the business segments; authority to approve the types of derivatives entered into; authority to establish a general policy regarding counterparty exposure and limits; authority to approve and revise the corporate risk policy; authorization and delegation of transaction limits; review and approval of controls and procedures for derivative activities; review and approval of models and assumptions used to calculate mark-to-market and market risk exposure; authority to approve and open brokerage and counterparty accounts for derivatives; review of hedging and risk activities; the extent and type of reporting to be performed for monitoring of limits and positions; and quarterly reporting to the Audit and Finance Committees on these activities. The RMC also proposes risk limits to the Finance Committee for its approval.
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
The following table details the changes in PNMR’s net asset or liability balance sheet position for mark-to-market energy transactions other than cash flow hedges:

	Six Months Ended
	June 30,
	2012	2011
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$(356)	$(22,975)
Amount realized on contracts delivered during period	(3,074)	5,576
Changes in fair value	1,096	1,420
Net mark-to-market change recorded in earnings	(1,978)	6,996
Net change recorded as regulatory assets and liabilities	95	(398)
Unearned/prepaid option premiums	—	1,666
Settlement of de-designated cash flow hedges	—	250
Net fair value at end of period	$(2,239)	$(14,461)

The following table provides the maturity of PNMR’s net assets (liabilities) other than cash flow hedges, giving an indication of the calendar year in which these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at June 30, 2012

	Settlement Dates
	2012	2013	2014	2015	2016
	(In thousands)
Economic hedges
Prices actively quoted	$125	$—	$—	$—	$—
Prices provided by other external sources	1,259	(1,143)	(1,439)	(699)	(342)
Prices based on models and other valuations	—	—	—	—	—
Total	$1,384	$(1,143)	$(1,439)	$(699)	$(342)

During the year ended December 31, 2011 and the six months ended June 30, 2012, PNMR had no commodity derivative instruments designated as cash flow hedging instruments.

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

PNM measures VaR for all transactions that are not directly asset-related and have economic risk. PNM did not have any non-asset backed transactions for the six months ended June 30, 2012 and 2011. PNM also measures VaR for the positions in its wholesale portfolio.

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

The Company's risk measures are regularly monitored by the Company's RMC. The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures. VaR or GEaR limits were not exceeded during the six months ended June 30, 2012 or 2011.

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

Credit Risk

PNMR is also exposed to credit risk from its retail and wholesale customers, as well as counterparties to derivative instruments. Credit risk relates to the risk of loss resulting from counterparties' nonperformance of their contractual obligations. The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties. Credit exposure is regularly monitored by the RMC. The RMC has put procedures in place to ensure that increases in credit risk that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures.

The following table provides information related to PNMR’s credit exposure as of June 30, 2012. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties. The PVNGS and EIP lessor notes are not exposed to credit risk, since the notes are repaid as PNM makes payments on the underlying leases. Other investments (Note 4) primarily are tax credit related and have no significant counterparty risk.

Schedule of Credit Risk Exposure
June 30, 2012

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$2,230	4	$2,026
Non-investment grade	—	—	—
Internal ratings:
Investment grade	—	—	—
Non-investment grade	442	—	—
Total	$2,672		$2,026

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

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than full requirements customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by available credit collateral. Credit collateral includes cash deposits, letters of credit, and parental guarantees received from counterparties. Amounts are presented before the application of such credit collateral instruments. At June 30, 2012, PNMR held no credit collateral to offset its credit exposure.

The Company provides for losses due to market and credit risk. Net credit risk for the Company’s largest counterparty as of June 30, 2012 was $5.4 million, which is due from a full requirements customer.

Interest Rate Risk

The Company has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.62%, or $50.7 million, if interest rates were to decline by 50 basis points from their levels at June 30, 2012. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. TNMP has long-term debt of $50.0 million that bears interest at a variable rate. However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk. At July 27, 2012, PNMR had $194.7 million of consolidated short-term debt outstanding under its revolving credit facilities and bi-lateral line of credit, which allow for a maximum aggregate borrowing capacity of $780.0 million. These facilities bear interest at variable rates and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The securities held by PNM in the NDT had an estimated fair value of $178.8 million at June 30, 2012, of which 44.1% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at June 30, 2012, the decrease in the fair value of the fixed-rate securities would be 2.7%, or $2.1 million. The PVNGS and EIP lessor notes, described above, are not exposed to interest rate risk. PNM and TNMP do not directly recover or return through rates any losses or gains on the securities, including equity investments discussed below, in the trusts for nuclear decommissioning. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations. PNM is at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market risks discussed below to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The NDT holds certain equity securities at June 30, 2012. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. At June 30, 2012, the equity securities held in the NDT were valued at $97.0 million. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $9.7 million.

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

Changes in internal controls

There have been no changes in each of PNMR’s, PNM's, and TNMP's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM's, and TNMP's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.

•	Regional Haze – SJGS

•	Regional Haze – Four Corners

•	SJGS Operating Permit Challenge

•	Citizen Suit Under the Clean Air Act

•	Navajo Nation Environmental Issues

•	Four Corners New Source Review

•	Endangered Species Act

•	Santa Fe Generating Station

•	Coal Combustion Byproducts Waste Disposal – Sierra Club Allegations

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Begay v. PNM et al

•	Transmission Issues

•	PNM – Emergency FPPAC

•	PNM – Renewable Portfolio Standard

•	PNM – Energy Efficiency and Load Management – Disincentives/Incentives Adder

•	PNM – 2010 Electric Rate Case

•	PNM – Transmission Rate Case

•	PNM – Firm-Requirements Wholesale Customer Rate Case

•	TNMP – Interest Rate Compliance Tariff

•	TNMP – Advanced Meter System Deployment and Surcharge Request

•	TNMP – Remand of ERCOT Transmission Rates for 1999 and 2000

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

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	August 3, 2012	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)