Form 10-Q
period 2012-09-30
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2012-11-02
CIK 22767, 81023, 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of October 26, 2012 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of October 26, 2012 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the Parent of SJCC
Board	Board of Directors of PNMR
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CO2	Carbon Dioxide
CTC	Competition Transition Charge
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Decatherm	Million British Thermal Units
Delta	Delta-Person Generating Station
DOE	United States Department of Energy
DOI	United States Department of Interior
ECJV	ECJV Holdings, LLC, a wholly owned subsidiary of Cascade Investment, L.L.C.
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
First Choice	FCP Enterprises, Inc. and Subsidiaries
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
IRP	Integrated Resource Plan
KW	Kilowatt
KWh	Kilowatt Hour
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NERC	North American Electric Reliability Corporation
NMAG	New Mexico Attorney General

NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMPRC	New Mexico Public Regulation Commission
NOI	Notice of Inquiry
NOPR	Notice of Proposed Rulemaking
NOx	Nitrogen Oxides
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
O&M	Operations and Maintenance
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
Optim Energy	Optim Energy, LLC, a limited liability company, formerly known as EnergyCo, LLC
OSM	United States Office of Surface Mining Reclamation and Enforcement
PCRBs	Pollution Control Revenue Bonds
PNM	Public Service Company of New Mexico and Subsidiaries, a wholly owned subsidiary of PNMR
PNM Revolving Credit Facility	PNM's $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Revolving Credit Facility	PNMR's $300.0 Million Unsecured Revolving Credit Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico's Renewable Energy Act of 2004
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RFP	Request for Proposal
RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standard
SCE	Southern California Edison Company
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act
Tenth Circuit	U.S. Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries, a wholly owned subsidiary of TNP
TNMP Revolving Credit Facility	TNMP’s $75.0 Million Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries, a wholly owned subsidiary of PNMR
Valencia	Valencia Energy Facility
VaR	Value at Risk

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Electric Operating Revenues	$390,411	$549,498	$1,019,646	$1,352,747
Operating Expenses:
Cost of energy	110,777	250,854	297,342	582,814
Administrative and general	45,283	69,755	135,371	197,016
Energy production costs	40,365	39,730	131,546	135,510
Regulatory disallowances	—	—	—	21,402
Depreciation and amortization	42,820	42,370	122,289	119,115
Transmission and distribution costs	17,082	17,925	50,896	52,962
Taxes other than income taxes	15,934	20,580	45,218	50,564
Total operating expenses	272,261	441,214	782,662	1,159,383
Operating income	118,150	108,284	236,984	193,364
Other Income and Deductions:
Interest income	3,130	3,748	9,808	12,010
Gains (losses) on investments held by NDT	5,716	(4,109)	9,376	7,688
Other income	2,484	1,755	6,991	3,559
Other deductions	(3,451)	(4,685)	(10,719)	(11,638)
Net other income (deductions)	7,879	(3,291)	15,456	11,619
Interest Charges	30,515	31,124	90,280	92,251
Earnings before Income Taxes	95,514	73,869	162,160	112,732
Income Taxes	33,538	25,964	54,609	37,206
Net Earnings	61,976	47,905	107,551	75,526
(Earnings) Attributable to Valencia Non-controlling Interest	(3,980)	(4,111)	(10,699)	(10,764)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Net Earnings Attributable to PNMR	$57,864	$43,662	$96,456	$64,366
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.73	$0.48	$1.21	$0.70
Diluted	$0.72	$0.48	$1.20	$0.70
Dividends Declared per Common Share	$0.145	$0.125	$0.435	$0.375

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net Earnings	$61,976	$47,905	$107,551	$75,526
Other Comprehensive Income (Loss):
Unrealized Gain on Investment Securities:
Unrealized holding gains (losses) arising during the period, net of income tax (expense) of $(4,972), $1,123, $(15,409), and $(8,157)	7,587	(1,713)	23,511	12,448
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $4,248, $1,593, $12,786, and $11,555	(6,481)	(2,431)	(19,509)	(17,632)
Changes in unrecognized amounts of pension and postretirement benefits, net of income tax (expense) benefit of $(476), $(425), $(1,428), and $176	727	648	2,181	(318)
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $51, $123, $150, and $441	(92)	(219)	(270)	(781)
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $(16), $(827), $(47), and $(1,129)	29	1,493	85	2,036
Total Other Comprehensive Income (Loss)	1,770	(2,222)	5,998	(4,247)
Comprehensive Income	63,746	45,683	113,549	71,279
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,980)	(4,111)	(10,699)	(10,764)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)	(396)	(396)
Comprehensive Income Attributable to PNMR	$59,634	$41,440	$102,454	$60,119

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$107,551	$75,526
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	153,992	151,984
Bad debt expense	2,458	20,120
Deferred income tax expense	55,141	43,167
Net unrealized (gains) losses on derivatives	3,076	(5,869)
Realized (gains) on investments held by NDT	(9,376)	(7,688)
Stock based compensation expense	2,748	4,302
Regulatory disallowances	—	21,402
Other, net	(4,495)	991
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(31,550)	(88,462)
Materials, supplies, and fuel stock	(6,769)	(985)
Other current assets	(4,225)	(2,901)
Other assets	(9,499)	(3,310)
Accounts payable	3,973	13,781
Interest and taxes	22,336	33,049
Other current liabilities	(21,681)	(12,919)
Proceeds from governmental grants	21,567	—
Other liabilities	(80,248)	(43,691)
Net cash flows from operating activities	204,999	198,497

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(214,743)	(236,275)
Proceeds from sales of investments held by NDT	136,305	121,202
Purchases of investments held by NDT	(138,658)	(122,174)
Proceeds from sale of First Choice	4,034	—
Return of principal on PVNGS lessor notes	23,455	32,274
Proceeds from sales of utility plant	1,367	—
Other, net	260	145
Net cash flows from investing activities	(187,980)	(204,828)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	30,700	67,000
Long-term borrowings	20,000	50,000
Repayment of long-term debt	(20,000)	(50,000)
Proceeds from stock option exercise	10,301	2,570
Purchases to satisfy awards of common stock	(21,930)	(5,288)
Dividends paid	(33,454)	(34,690)
Valencia’s transactions with its owner	(12,034)	(11,972)
Proceeds from transmission interconnection agreements	983	1,246
Repayment of transmission interconnection agreements	(1,169)	(4,637)
Other, net	(151)	2,458
Net cash flows from financing activities	(26,754)	16,687

Change in Cash and Cash Equivalents	(9,735)	10,356
Cash and Cash Equivalents at Beginning of Period	15,091	15,404
Cash and Cash Equivalents at End of Period	$5,356	$25,760

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$64,040	$64,130
Income taxes paid (refunded), net	$5,302	$(3,744)

Supplemental schedule of noncash financing activities:
Liability incurred for purchase of Convertible Preferred Stock, Series A		$73,475

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5,356	$15,091
Accounts receivable, net of allowance for uncollectible accounts of $1,931 and $1,778	119,887	87,794
Unbilled revenues	54,399	57,401
Other receivables	43,418	71,069
Materials, supplies, and fuel stock	61,000	54,231
Regulatory assets	47,899	44,993
Commodity derivative instruments	1,184	3,713
Income taxes receivable	100,802	95,130
Other current assets	38,467	33,397
Total current assets	472,412	462,819
Other Property and Investments:
Investment in PVNGS lessor notes	54,666	79,049
Investments held by NDT	186,839	168,851
Other investments	9,977	12,207
Non-utility property, net of accumulated depreciation of $137 and $120	4,615	4,631
Total other property and investments	256,097	264,738
Utility Plant:
Plant in service and plant held for future use	5,223,543	5,120,167
Less accumulated depreciation and amortization	1,766,689	1,705,520
	3,456,854	3,414,647
Construction work in progress	148,313	132,420
Nuclear fuel, net of accumulated amortization of $50,106 and $36,411	86,496	80,067
Net utility plant	3,691,663	3,627,134
Deferred Charges and Other Assets:
Regulatory assets	468,991	482,155
Goodwill	278,297	278,297
Other deferred charges	92,747	89,470
Total deferred charges and other assets	840,035	849,922
	$5,260,207	$5,204,613

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$113,400	$82,700
Current installments of long-term debt	2,387	2,387
Accounts payable	81,463	103,139
Customer deposits	17,655	15,971
Accrued interest and taxes	82,169	53,114
Commodity derivative instruments	1,888	1,632
Dividends declared	11,680	10,089
Current portion of accumulated deferred income taxes	9,080	9,080
Other current liabilities	73,269	95,156
Total current liabilities	392,991	373,268
Long-term Debt	1,672,124	1,671,626
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	705,945	645,099
Accumulated deferred investment tax credits	14,101	15,771
Regulatory liabilities	438,377	418,098
Asset retirement obligations	84,191	79,233
Accrued pension liability and postretirement benefit cost	129,858	224,766
Commodity derivative instruments	2,770	2,437
Other deferred credits	94,749	106,378
Total deferred credits and other liabilities	1,469,991	1,491,782
Total liabilities	3,535,106	3,536,676
Commitments and Contingencies (See Note 9)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock outstanding (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,183,886	1,193,191
Accumulated other comprehensive income (loss), net of income taxes	(60,858)	(66,856)
Retained earnings	509,456	447,650
Total PNMR common stockholders’ equity	1,632,484	1,573,985
Non-controlling interest in Valencia	81,088	82,423
Total equity	1,713,572	1,656,408
	$5,260,207	$5,204,613

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholder's Equity		Total Equity
	(In thousands)
Balance at December 31, 2011	$1,193,191	$(66,856)	$447,650	$1,573,985	$82,423	$1,656,408
Proceeds from stock option exercise	10,301	—	—	10,301	—	10,301
Purchases to satisfy awards of common stock	(21,930)	—	—	(21,930)	—	(21,930)
Excess tax (shortfall) from stock-based payment arrangements	(424)	—	—	(424)	—	(424)
Stock based compensation expense	2,748	—	—	2,748	—	2,748
Valencia’s transactions with its owner	—	—	—	—	(12,034)	(12,034)
Net earnings before subsidiary preferred stock dividends	—	—	96,852	96,852	10,699	107,551
Subsidiary preferred stock dividends	—	—	(396)	(396)	—	(396)
Total other comprehensive income	—	5,998	—	5,998	—	5,998
Dividends declared on common stock	—	—	(34,650)	(34,650)	—	(34,650)
Balance at September 30, 2012	$1,183,886	$(60,858)	$509,456	$1,632,484	$81,088	$1,713,572

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Electric Operating Revenues	$321,731	$323,760	$832,242	$797,232
Operating Expenses:
Cost of energy	99,217	108,708	263,009	279,419
Administrative and general	41,150	37,916	120,857	110,833
Energy production costs	40,365	39,730	131,546	135,510
Regulatory disallowances	—	—	—	17,479
Depreciation and amortization	24,437	25,058	72,017	71,691
Transmission and distribution costs	11,172	11,848	33,679	35,357
Taxes other than income taxes	8,417	12,586	25,386	30,323
Total operating expenses	224,758	235,846	646,494	680,612
Operating income	96,973	87,914	185,748	116,620
Other Income and Deductions:
Interest income	3,173	3,770	9,938	12,052
Gains (losses) on investments held by NDT	5,716	(4,109)	9,376	7,688
Other income	1,176	1,179	4,378	1,921
Other deductions	(1,682)	(2,643)	(4,553)	(5,480)
Net other income (deductions)	8,383	(1,803)	19,139	16,181
Interest Charges	19,230	18,487	56,652	54,593
Earnings before Income Taxes	86,126	67,624	148,235	78,208
Income Taxes	31,235	25,052	51,929	26,574
Net Earnings	54,891	42,572	96,306	51,634
(Earnings) Attributable to Valencia Non-controlling Interest	(3,980)	(4,111)	(10,699)	(10,764)
Net Earnings Attributable to PNM	50,911	38,461	85,607	40,870
Preferred Stock Dividends Requirements	(132)	(132)	(396)	(396)
Net Earnings Available for PNM Common Stock	$50,779	$38,329	$85,211	$40,474

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net Earnings	$54,891	$42,572	$96,306	$51,634
Other Comprehensive Income (Loss):
Unrealized Gain on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(4,972), $1,123, $(15,409), and $(8,157)	7,587	(1,713)	23,511	12,448
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $4,248, $1,593, $12,786 and $11,555	(6,481)	(2,431)	(19,509)	(17,632)
Change in unrecognized amounts of pension and postretirement benefits, net of income tax (expense) benefit of $(476), $(423), $(1,428), and $9	727	646	2,181	(13)
Fair Value Adjustment for Cash Flow Hedges:
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $0, $0, $0, and $(11)	—	—	—	17
Total Other Comprehensive Income (Loss)	1,833	(3,498)	6,183	(5,180)
Comprehensive Income	56,724	39,074	102,489	46,454
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,980)	(4,111)	(10,699)	(10,764)
Comprehensive Income Attributable to PNM	$52,744	$34,963	$91,790	$35,690

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$96,306	$51,634
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	97,086	97,918
Deferred income tax expense	52,558	33,835
Net unrealized (gains) losses on derivatives	3,076	(4,120)
Realized (gains) on investments held by NDT	(9,376)	(7,688)
Regulatory disallowances	—	17,479
Other, net	(1,005)	3,228
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(26,183)	(25,871)
Materials, supplies, and fuel stock	(6,404)	(974)
Other current assets	(6,942)	1,626
Other assets	(9,425)	8,187
Accounts payable	2,353	(2,013)
Interest and taxes	80,418	18,186
Other current liabilities	(9,850)	(4,173)
Proceeds from governmental grants	21,567	—
Other liabilities	(75,629)	(45,417)
Net cash flows from operating activities	208,550	141,837

Cash Flows From Investing Activities:
Utility plant additions	(144,571)	(185,402)
Proceeds from sales of NDT investments	136,305	121,202
Purchases of NDT investments	(138,658)	(122,174)
Return of principal on PVNGS lessor notes	23,455	32,274
Other, net	(720)	496
Net cash flows from investing activities	(124,189)	(153,604)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(66,000)	67,000
Long-term borrowings	20,000	—
Repayment of long-term debt	(20,000)	—
Valencia’s transactions with its owner	(12,034)	(11,972)
Proceeds from transmission interconnection arrangements	983	1,246
Repayment of transmission interconnection arrangements	(1,169)	(4,637)
Dividends paid	(18,076)	(47,730)
Other, net	(151)	2,558
Net cash flows from financing activities	(96,447)	6,465

Change in Cash and Cash Equivalents	(12,086)	(5,302)
Cash and Cash Equivalents at Beginning of Period	12,307	10,336
Cash and Cash Equivalents at End of Period	$221	$5,034

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$43,167	$40,582
Income taxes paid (refunded), net	$(63,114)	$(1,539)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$221	$12,307
Accounts receivable, net of allowance for uncollectible accounts of $1,931 and $1,778	94,315	68,661
Unbilled revenues	46,998	48,928
Other receivables	42,454	65,465
Affiliate receivables	8,930	8,912
Materials, supplies, and fuel stock	57,925	51,521
Regulatory assets	46,940	44,480
Commodity derivative instruments	1,184	3,713
Income taxes receivable	66,374	128,858
Other current assets	33,144	26,776
Total current assets	398,485	459,621
Other Property and Investments:
Investment in PVNGS lessor notes	54,666	79,049
Investments held by NDT	186,839	168,851
Other investments	3,985	2,900
Non-utility property	976	976
Total other property and investments	246,466	251,776
Utility Plant:
Plant in service and plant held for future use	4,075,995	4,009,873
Less accumulated depreciation and amortization	1,342,958	1,305,754
	2,733,037	2,704,119
Construction work in progress	120,303	116,030
Nuclear fuel, net of accumulated amortization of $50,106 and $36,411	86,496	80,067
Net utility plant	2,939,836	2,900,216
Deferred Charges and Other Assets:
Regulatory assets	352,871	352,387
Goodwill	51,632	51,632
Other deferred charges	84,041	79,655
Total deferred charges and other assets	488,544	483,674
	$4,073,331	$4,095,287

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$—	$66,000
Accounts payable	64,213	82,619
Affiliate payables	11,922	14,592
Customer deposits	17,655	15,971
Accrued interest and taxes	51,092	32,111
Commodity derivative instruments	1,888	1,632
Dividends declared	16,885	132
Current portion of accumulated deferred income taxes	16,562	16,562
Other current liabilities	53,219	60,944
Total current liabilities	233,436	290,563
Long-term Debt	1,215,569	1,215,540
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	562,534	504,419
Accumulated deferred investment tax credits	14,101	15,771
Regulatory liabilities	390,563	373,703
Asset retirement obligations	83,337	78,425
Accrued pension liability and postretirement benefit cost	125,840	213,688
Commodity derivative instruments	2,770	2,437
Other deferred credits	83,514	94,700
Total deferred credits and liabilities	1,262,659	1,283,143
Total liabilities	2,711,664	2,789,246
Commitments and Contingencies (See Note 9)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock outstanding (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,061,776	1,061,776
Accumulated other comprehensive income (loss), net of income taxes	(60,615)	(66,798)
Retained earnings	267,889	217,111
Total PNM common stockholder’s equity	1,269,050	1,212,089
Non-controlling interest in Valencia	81,088	82,423
Total equity	1,350,138	1,294,512
	$4,073,331	$4,095,287

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2011	$1,061,776	$(66,798)	$217,111	$1,212,089	$82,423	$1,294,512
Valencia’s transactions with its owner	—	—	—	—	(12,034)	(12,034)
Net earnings	—	—	85,607	85,607	10,699	96,306
Total other comprehensive income	—	6,183	—	6,183	—	6,183
Dividends declared on preferred stock	—	—	(396)	(396)	—	(396)
Dividends declared on common stock	—	—	(34,433)	(34,433)	—	(34,433)
Balance at September 30, 2012	$1,061,776	$(60,615)	$267,889	$1,269,050	$81,088	$1,350,138

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Electric Operating Revenues:
Non-affiliates	$68,680	$54,787	$187,404	$150,175
Affiliate	—	12,196	—	30,608
Total electric operating revenues	68,680	66,983	187,404	180,783
Operating Expenses:
Cost of energy	11,560	10,307	34,333	30,719
Administrative and general	10,130	9,998	30,700	29,798
Regulatory disallowances	—	—	—	3,923
Depreciation and amortization	13,819	12,674	37,173	33,662
Transmission and distribution costs	5,910	6,072	17,217	17,597
Taxes other than income taxes	6,291	6,381	16,322	16,113
Total operating expenses	47,710	45,432	135,745	131,812
Operating income	20,970	21,551	51,659	48,971
Other Income and Deductions:
Interest income	—	1	1	1
Other income	771	418	1,708	1,068
Other deductions	(405)	(105)	(464)	(181)
Net other income (deductions)	366	314	1,245	888
Interest Charges	7,047	7,276	21,214	21,880
Earnings Before Income Taxes	14,289	14,589	31,690	27,979
Income Taxes	5,205	5,721	11,577	10,845
Net Earnings	$9,084	$8,868	$20,113	$17,134

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net Earnings	$9,084	$8,868	$20,113	$17,134
Other Comprehensive Income (Loss):
Change in unrecognized amounts of pension and postretirement benefits, net of income tax (expense) benefit of $0, $(1), $0, and $169	—	2	—	(305)
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $51, $110, $150, and $382	(92)	(198)	(270)	(689)
Reclassification adjustment for losses included in net earnings, net of income tax expense (benefit) of $(16), $(850), $(47), and $(1,052)	29	1,535	85	1,900
Total Other Comprehensive Income (Loss)	(63)	1,339	(185)	906
Comprehensive Income	$9,021	$10,207	$19,928	$18,040

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$20,113	$17,134
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	41,222	36,352
Deferred income tax expense	11,337	9,981
Regulatory disallowances	—	3,923
Other, net	(275)	(69)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(5,367)	(8,751)
Materials and supplies	(365)	124
Other current assets	(709)	(1,547)
Other assets	(498)	(2,985)
Accounts payable	(358)	1,858
Interest and taxes	4,860	4,277
Other current liabilities	1,980	2,383
Other liabilities	(3,411)	(1,101)
Net cash flows from operating activities	68,529	61,579
Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(61,168)	(44,214)
Proceeds from sales of utility plant	1,367	—
Net cash flows from investing activities	(59,801)	(44,214)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net – affiliate	2,300	(1,200)
Long-term borrowings	—	50,000
Repayment of long-term debt	—	(50,000)
Dividends paid	(11,028)	(7,066)
Other, net	—	(100)
Net cash flows from financing activities	(8,728)	(8,366)

Change in Cash and Cash Equivalents	—	8,999
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$1	$9,000

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$13,074	$14,474
Income taxes paid (refunded), net	$1,848	$3,250

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable	25,572	19,133
Unbilled revenues	7,401	8,473
Other receivables	1,126	847
Materials and supplies	3,075	2,710
Regulatory assets	959	513
Current portion of accumulated deferred income taxes	2,273	2,272
Other current assets	1,426	694
Total current assets	41,833	34,643
Other Property and Investments:
Other investments	267	271
Non-utility property	2,240	2,240
Total other property and investments	2,507	2,511
Utility Plant:
Plant in service and plant held for future use	985,318	947,327
Less accumulated depreciation and amortization	338,600	323,123
	646,718	624,204
Construction work in progress	20,141	12,968
Net utility plant	666,859	637,172
Deferred Charges and Other Assets:
Regulatory assets	116,120	129,768
Goodwill	226,665	226,665
Other deferred charges	6,078	6,686
Total deferred charges and other assets	348,863	363,119
	$1,060,062	$1,037,445

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$3,000	$700
Accounts payable	8,055	12,263
Affiliate payables	2,258	1,314
Accrued interest and taxes	25,525	20,666
Other current liabilities	10,412	9,480
Total current liabilities	49,250	44,423
Long-term Debt	311,432	310,963
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	170,552	159,197
Regulatory liabilities	47,814	44,395
Asset retirement obligations	737	699
Accrued pension liability and postretirement benefit cost	4,018	11,078
Other deferred credits	4,106	3,437
Total deferred credits and other liabilities	227,227	218,806
Total liabilities	587,909	574,192
Commitments and Contingencies (See Note 9)
Common Stockholder’s Equity:
Common stock outstanding ($10 par value; 12,000,000 shares authorized;
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	405,366	416,394
Accumulated other comprehensive income (loss), net of income taxes	(243)	(58)
Retained earnings	66,966	46,853
Total common stockholder’s equity	472,153	463,253
	$1,060,062	$1,037,445

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	AOCI	Retained Earnings	Total Common Stockholder's Equity
	(In thousands)
Balance at December 31, 2011	$64	$416,394	$(58)	$46,853	$463,253
Net earnings	—	—	—	20,113	20,113
Total other comprehensive income (loss)	—	—	(185)	—	(185)
Dividends declared on common stock	—	(11,028)	—	—	(11,028)
Balance at September 30, 2012	$64	$405,366	$(243)	$66,966	$472,153

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at September 30, 2012 and December 31, 2011, consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and consolidated cash flows for the nine months ended September 30, 2012 and 2011. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2011 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2012 financial statement presentation.

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

Dividends on Common Stock

Dividends on PNMR's common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.145 per share in July 2012 and $0.125 in July 2011, which are reflected as being in the second quarter within “Dividends Declared per Common Share” on the PNMR Condensed Consolidated Statements of Earnings. The Board declared dividends on common stock for the third quarter of $0.145 per share in September 2012 and $0.125 per share in September 2011, which are reflected as third quarter within "Dividends Declared per Common Share."

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM declared a cash dividend on its common stock to PNMR of $16.8 million in September 2012, which was paid in October 2012, and declared and paid a dividend of $17.7 million in June 2012. PNM declared cash dividends on its common stock to PNMR of $39.1 million in December 2010, which was paid in January 2011, $4.6 million in March 2011, which was paid in April 2011, and $3.6 million in June 2011, which was paid in July 2011. TNMP declared and paid cash dividends to PNMR of $11.0 million in the nine months ended September 30, 2012 and $7.1 million in the nine months ended September 30, 2011. TNMP dividends were recorded as reductions of its paid-in-capital.

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

First Choice
First Choice, which was sold by PNMR on November 1, 2011 (Note 14), operated as a certified retail electric provider in Texas. First Choice provided electricity to residential, small commercial, and governmental customers. Although First Choice was regulated in certain respects by the PUCT, it was not subject to traditional rate regulation.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNMR SEGMENT INFORMATION

	PNM Electric	TNMP Electric	Corporate and Other	Consolidated
Three Months Ended September 30, 2012	(In thousands)
Electric operating revenues	$321,731	$68,680	$—	$390,411
Cost of energy	99,217	11,560	—	110,777
Margin	222,514	57,120	—	279,634
Other operating expenses	101,104	22,331	(4,771)	118,664
Depreciation and amortization	24,437	13,819	4,564	42,820
Operating income	96,973	20,970	207	118,150
Interest income	3,173	—	(43)	3,130
Other income (deductions)	5,210	366	(827)	4,749
Net interest charges	(19,230)	(7,047)	(4,238)	(30,515)
Segment earnings (loss) before income taxes	86,126	14,289	(4,901)	95,514
Income taxes (benefit)	31,235	5,205	(2,902)	33,538
Segment earnings (loss)	54,891	9,084	(1,999)	61,976
Valencia non-controlling interest	(3,980)	—	—	(3,980)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$50,779	$9,084	$(1,999)	$57,864

Nine Months Ended September 30, 2012
Electric operating revenues	$832,242	$187,404	$—	$1,019,646
Cost of energy	263,009	34,333	—	297,342
Margin	569,233	153,071	—	722,304
Other operating expenses	311,468	64,239	(12,676)	363,031
Depreciation and amortization	72,017	37,173	13,099	122,289
Operating income (loss)	185,748	51,659	(423)	236,984
Interest income	9,938	1	(131)	9,808
Other income (deductions)	9,201	1,244	(4,797)	5,648
Net interest charges	(56,652)	(21,214)	(12,414)	(90,280)
Segment earnings (loss) before income taxes	148,235	31,690	(17,765)	162,160
Income taxes (benefit)	51,929	11,577	(8,897)	54,609
Segment earnings (loss)	96,306	20,113	(8,868)	107,551
Valencia non-controlling interest	(10,699)	—	—	(10,699)
Subsidiary preferred stock dividends	(396)	—	—	(396)
Segment earnings (loss) attributable to PNMR	$85,211	$20,113	$(8,868)	$96,456

At September 30, 2012:
Total Assets	$4,073,331	$1,060,062	$126,814	$5,260,207
Goodwill	$51,632	$226,665	$—	$278,297
Additions to utility and non-utility plant included in accounts payable	$6,056	$886	$1,063	$8,005

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM Electric	TNMP Electric	First Choice	Corporate and Other	Consolidated
Three Months Ended September 30, 2011	(In thousands)
Electric revenues from non-affiliates	$323,760	$54,787	$170,999	$(48)	$549,498
Intersegment revenues	—	12,196	—	(12,196)	—
Total electric operating revenues	323,760	66,983	170,999	(12,244)	549,498
Cost of energy	108,708	10,307	144,035	(12,196)	250,854
Margin	215,052	56,676	26,964	(48)	298,644
Other operating expenses	102,080	22,451	25,076	(1,617)	147,990
Depreciation and amortization	25,058	12,674	346	4,292	42,370
Operating income (loss)	87,914	21,551	1,542	(2,723)	108,284
Interest income	3,770	1	29	(52)	3,748
Other income (deductions)	(5,573)	313	(115)	(1,664)	(7,039)
Net interest charges	(18,487)	(7,276)	(249)	(5,112)	(31,124)
Segment earnings (loss) before income taxes	67,624	14,589	1,207	(9,551)	73,869
Income taxes (benefit)	25,052	5,721	594	(5,403)	25,964
Segment earnings (loss)	42,572	8,868	613	(4,148)	47,905
Valencia non-controlling interest	(4,111)	—	—	—	(4,111)
Subsidiary preferred stock dividends	(132)	—	—	—	(132)
Segment earnings (loss) attributable to PNMR	$38,329	$8,868	$613	$(4,148)	$43,662

Nine Months Ended September 30, 2011
Electric revenues from non-affiliates	$797,232	$150,175	$405,485	$(145)	$1,352,747
Intersegment revenues	—	30,608	—	(30,608)	—
Total electric operating revenues	797,232	180,783	405,485	(30,753)	1,352,747
Cost of energy	279,419	30,719	303,285	(30,609)	582,814
Margin	517,813	150,064	102,200	(144)	769,933
Other operating expenses	329,502	67,431	67,693	(7,172)	457,454
Depreciation and amortization	71,691	33,662	987	12,775	119,115
Operating income (loss)	116,620	48,971	33,520	(5,747)	193,364
Interest income	12,052	1	63	(106)	12,010
Other income (deductions)	4,129	887	(494)	(4,913)	(391)
Net interest charges	(54,593)	(21,880)	(535)	(15,243)	(92,251)
Segment earnings (loss) before income taxes	78,208	27,979	32,554	(26,009)	112,732
Income taxes (benefit)	26,574	10,845	11,833	(12,046)	37,206
Segment earnings (loss)	51,634	17,134	20,721	(13,963)	75,526
Valencia non-controlling interest	(10,764)	—	—	—	(10,764)
Subsidiary preferred stock dividends	(396)	—	—	—	(396)
Segment earnings (loss) attributable to PNMR	$40,474	$17,134	$20,721	$(13,963)	$64,366

At September 30, 2011:
Total Assets	$3,936,468	$1,041,613	$274,741	$119,818	$5,372,640
Goodwill	$51,632	$226,665	$43,013	$—	$321,310
Additions to utility and non-utility plant included in accounts payable	$6,811	$4,672	$106	$253	$11,842

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

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 145 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed O&M and capacity charges in addition to variable O&M charges under this PPA. For the three and nine months ended September 30, 2012, PNM paid $4.8 million and $14.0 million for fixed charges and $0.6 million and $0.9 million for variable charges. For the three and nine months ended September 30, 2011, PNM paid $4.6 million and $13.7 million for fixed charges and $0.9 million and $1.3 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets. PNM has concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP. As the primary beneficiary, PNM consolidates the entity in its financial statements. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner's equity and net income of Valencia are considered attributable to non-controlling interest.

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Operating revenues	$5,358	$5,505	$14,916	$15,024
Operating expenses	(1,378)	(1,394)	(4,217)	(4,260)
Earnings attributable to non-controlling interest	$3,980	$4,111	$10,699	$10,764

Financial Position

	September 30,	December 31,
	2012	2011
	(In thousands)
Current assets	$3,507	$2,405
Net property, plant, and equipment	78,661	80,785
Total assets	82,168	83,190
Current liabilities	1,080	767
Owners’ equity – non-controlling interest	$81,088	$82,423

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. PNM is not the legal or tax owner of the leased assets. PNM has an option to purchase the leased assets at appraised value at the end of the leases, but does not have a fixed price purchase option and does not provide residual value guarantees. PNM has options to renew the leases at fixed rates set forth in the leases, which represent 50% of the amounts during the original terms of the leases, for two years beyond the termination of the original lease terms. The option

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

periods on certain leases may be further extended for up to an additional six years if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes, aggregate $80.0 million as of September 30, 2012 over the remaining terms of the leases. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of September 30, 2012, PNM could have been required to pay the beneficial owners up to approximately $167.6 million, which would result in PNM taking ownership of the leased assets and termination of the leases. PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has evaluated the PVNGS lease arrangements and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP. PNM has recorded no assets or liabilities related to the trusts other than the accrual of lease payments between the scheduled payment dates, which were $11.8 million at September 30, 2012 and $26.0 million at December 31, 2011 and are included in other current liabilities on the Condensed Consolidated Balance Sheets. For additional information regarding these leases, see Risk Factors, MD&A – Off Balance Sheet Arrangements and Note 7 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.

PNM has a PPA covering the entire output of Delta, which is a variable interest under GAAP. This arrangement was entered into prior to December 31, 2003 and PNM has been unsuccessful in obtaining the information necessary to determine if it is the primary beneficiary of the entity that owns Delta, or to consolidate that entity if it were determined that PNM is the primary beneficiary. Accordingly, PNM is unable to make those determinations and, as provided in GAAP, continues to account for this PPA as an operating lease. PNM makes fixed and variable payments to Delta under the PPA. For the three and nine months ended September 30, 2012, PNM incurred fixed payments of $1.6 million and $4.7 million and variable payments of $0.3 million and $0.6 million under the PPA. For the three and nine months ended September 30, 2011, PNM incurred fixed payments of $1.5 million and $4.5 million and variable payments of $0.7 million and $1.0 million under the PPA. PNM’s only quantifiable obligation under the PPA is to make the fixed payments, which as of September 30, 2012, aggregated $46.7 million through the end of the PPA in 2020. PNM will also pay variable costs, which cannot be quantified since the amounts are based on how much the generating plant is in operation. PNM has no other obligations or commitments with respect to Delta.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting for Derivatives

Energy contracts that meet the definition of a derivative under GAAP and do not qualify, or are not designated, for the normal sales and purchases exception are recorded on the balance sheet at fair value at each period end. The changes in fair value are recognized in earnings unless specific hedge accounting criteria are met and elected. Normal sales and purchases are not marked to market and are reflected in results of operations when the underlying transactions settle. The Company had no designated cash flow or fair value hedges related to commodity derivatives in the year ended December 31, 2011 and the nine months ended September 30, 2012.

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

The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements. At September 30, 2012 and December 31, 2011, amounts posted as cash collateral under margin arrangements were $1.6 million and $1.8 million for both PNMR and PNM. Cash collateral amounts are included in other current assets on the Condensed Consolidated Balance Sheets. At September 30, 2012 and December 31, 2011, PNMR and PNM had the legal right to reclaim cash collateral of $1.6 million and zero. PNMR and PNM had no obligation to return cash collateral at September 30, 2012 and December 31, 2011.

Commodity Derivatives

Commodity derivative instruments are summarized as follows:

	Economic Hedges
	September 30, 2012	December 31, 2011
PNMR and PNM	(In thousands)
Current assets	$1,184	$3,713

Current liabilities	(1,888)	(1,632)
Long-term liabilities	(2,770)	(2,437)
	(4,658)	(4,069)
Net	$(3,474)	$(356)

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes $0.1 million of current assets and current liabilities at September 30, 2012, and $0.5 million of current assets and current liabilities at December 31, 2011 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the effect of commodity derivative instruments on earnings, excluding income tax effects.

	Economic Hedges
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
PNMR	(In thousands)
Electric operating revenues	$(740)	$2,915	$897	$4,250
Cost of energy	263	(2,873)	(278)	(2,788)
Total gain (loss)	$(477)	$42	$619	$1,462
PNM
Electric operating revenues	$(740)	$2,915	$897	$4,250
Cost of energy	263	(562)	(278)	(404)
Total gain (loss)	$(477)	$2,353	$619	$3,846
Commodity contract volume positions are presented in Decatherms for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	Decatherms	MWh
September 30, 2012
PNMR and PNM	1,435,000	(1,786,923)
December 31, 2011
PNMR and PNM	1,499,000	(366,448)
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

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
September 30, 2012
PNMR and PNM	$3,977	$—	$3,943
December 31, 2011
PNMR and PNM	$4,036	$—	$4,036

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

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and, beginning in August 2012, a trust for PNM's share of post-term reclamation costs related to the coal mines serving SJGS (Note 9), which investments are included in "other investments" on the Condensed Consolidated Balance Sheet. PNMR and PNM do not have any unrealized losses on available-for-sale securities. The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table.

	September 30, 2012		December 31, 2011
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
		(In thousands)
Equity securities:
Domestic value	$5,083	$29,856	$3,549	$25,143
Domestic growth	20,062	53,246	16,714	52,187
International and other	434	12,064	662	12,754
Fixed income securities:
Municipals	4,307	44,173	2,861	41,463
U.S. Government	1,451	33,479	1,353	25,367
Corporate and other	1,167	13,788	742	9,171
Cash investments	—	2,820	—	2,766
	$32,504	$189,426	$25,881	$168,851

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Proceeds from sales	$90,518	$26,312	$136,305	$121,202
Gross realized gains	$6,263	$2,800	$11,029	$16,290
Gross realized (losses)	$(5,131)	$(1,847)	$(7,055)	$(4,129)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2012, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$1,543	$951	$951
After 1 year through 5 years	30,977	85,484	78,420
After 5 years through 10 years	14,418	2,110	—
After 10 years through 15 years	9,196	—	—
After 15 years through 20 years	12,102	—	—
After 20 years	23,204	—	—
	$91,440	$88,545	$79,371

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

The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the nine months ended September 30, 2012 and 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

		GAAP Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
September 30, 2012		(In thousands)
PNMR and PNM
Decommissioning and reclamation investments
Cash and equivalents	$2,820	$2,820	$—	$—
Equity securities:
Domestic value	29,856	29,856	—	—
Domestic growth	53,246	53,246	—	—
International and other	12,064	12,064	—	—
Fixed income securities:
U.S. government	33,479	29,746	3,733	—
Municipals	44,173	—	44,173	—
Corporate and other	13,788	—	13,788	—
Total	$189,426	$127,732	$61,694	$—

Commodity derivative assets	$1,184	$—	$1,184	$—
Commodity derivative liabilities	(4,658)	—	(4,658)	—
Net	$(3,474)	$—	$(3,474)	$—

December 31, 2011
PNMR and PNM
NDT investments
Cash and equivalents	$2,766	$2,766	$—	$—
Equity securities:
Domestic value	25,143	25,143	—	—
Domestic growth	52,187	52,187	—	—
International and other	12,754	12,754	—	—
Fixed income securities:
U.S. government	25,367	21,409	3,958	—
Municipals	41,463	—	41,463	—
Corporate and other	9,171	—	9,171	—
Total	$168,851	$114,259	$54,592	$—

Commodity derivative assets	$3,713	$—	$3,713	$—
Commodity derivative liabilities	(4,069)	—	(4,069)	—
Net	$(356)	$—	$(356)	$—

A reconciliation of the changes in Level 3 fair value measurements for PNMR is as follows. PNM had no Level 3 fair value measurements during the nine months ended September 30, 2012 and 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
PNMR	(In thousands)
Balance at beginning of period	$—	$4,392	$—	$(822)
Total gains (losses) included in earnings	—	(5,025)	—	201
Purchases	—	429	—	3,163
Settlements	—	1,142	—	(1,604)
Balance at end of period	$—	$938	$—	$938
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$—	$589	$—	$1,455

The above gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings are reported in cost of energy.

The carrying amounts and fair values of investments in PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy(1)
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2012	(In thousands)
PNMR
Long-term debt	$1,674,511	$2,107,877	$—	$2,102,638	$5,239
Investment in PVNGS lessor notes	$78,023	$78,420	$—	$—	$78,420
Other investments	$7,390	$12,059	$758	$—	$11,301
PNM
Long-term debt	$1,215,569	$1,512,711	$—	$1,512,711	$—
Investment in PVNGS lessor notes	$78,023	$78,420	$—	$—	$78,420
Other investments	$1,398	$1,443	$491	$—	$952
TNMP
Long-term debt	$311,432	$426,934	$—	$426,934	$—
Other investments	$267	$267	$267	$—	$—

December 31, 2011
PNMR
Long-term debt	$1,674,013	$1,873,002
Investment in PVNGS lessor notes	$107,094	$108,742
Other investments	$12,207	$14,208
PNM
Long-term debt	$1,215,540	$1,294,846
Investment in PVNGS lessor notes	$107,094	$108,742
Other investments	$2,900	$3,052
TNMP
Long-term debt	$310,963	$413,966
Other investments	$271	$271

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$57,864	$43,662	$96,456	$64,366
Average Number of Common Shares:
Outstanding during period	79,654	86,673	79,654	86,673
Equivalents from convertible preferred stock (Note 7)	—	4,363	—	4,638
Vested awards of restricted stock	114	164	156	154
Average Shares - Basic	79,768	91,200	79,810	91,465
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	622	542	600	516
Average Shares - Diluted	80,390	91,742	80,410	91,981
Net Earnings Per Share of Common Stock:
Basic	$0.73	$0.48	$1.21	$0.70
Diluted	$0.72	$0.48	$1.20	$0.70

(1)	Excludes the effect of out-of-the-money options for 1,108,946 shares of common stock at September 30, 2012.

(6)	Stock-Based Compensation

Additional information concerning stock-based compensation under PNMR's Performance Equity Plan ("PEP") is contained in Note 13 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K. In 2011, the Company changed its approach to awarding stock-based compensation. As a result, no stock options have been granted in 2011 or 2012 and awards of restricted stock have increased.

Stock Options

The following table summarizes activity in stock options for the nine months ended September 30, 2012:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value		Weighted- Average Remaining Contract Life
Outstanding at beginning of period	3,202,229	$18.95
Granted	—	$—
Exercised	(757,497)	$13.60
Forfeited	(5,101)	$12.22
Expired	(265,443)	$25.71
Outstanding at end of period	2,174,188	$20.01	$9,429,630	(1)	4.52 years
Exercisable at end of period	2,033,857	$21.39	$8,195,812		4.32 years
(1) At September 30, 2012, the exercise price of 1,108,946 outstanding stock options is greater than the closing price of PNMR common stock on that date; therefore, those options have no intrinsic value.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information concerning stock options:

	Nine Months Ended September 30,
	2012	2011
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$1,058	$1,189
Total intrinsic value of options exercised (in thousands)	$4,515	$1,077

Restricted Stock and Performance Shares

PNMR has agreements with employees for awards of restricted stock subject to time vesting requirements. PNMR also has awards subject to achieving performance or market targets, some of which also have time vesting requirements. The grant date fair value for restricted stock and stock awards with performance targets is determined based on the market price of PNMR common stock on the date of the agreements reduced by the present value of future dividends, which will not be received prior to vesting, applied to the total number of shares that are anticipated to vest, although the number of performance shares ultimately awarded cannot be determined until after the performance periods end. The grant date fair value of stock awards with market targets is determined using Monte Carlo simulation models, which provide grant date fair values that include an expectation of the number of shares to be issued.

Compensation expense for performance-based shares is recognized ratably over the performance period and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees remain with the Company during the period. Compensation expense for other restricted stock awards is recognized ratably over the vesting period.

The following table summarizes restricted stock activity, including performance-based and market-based shares, for the nine months ended September 30, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of period	418,730	$12.36
Granted	320,597	$15.63
Vested	(375,402)	$12.67
Forfeited	(7,503)	$12.48
Nonvested at end of period	356,422	$14.71

The following table provides additional information concerning restricted stock, including performance-based and market-based shares:

	Nine Months Ended
	September 30,
	2012	2011
Weighted-average grant date fair value of shares granted	$15.63	$13.10
Total fair value of shares that vested (in thousands)	$4,755	$1,084
Expected quarterly dividends per share	$0.145	$0.125
Risk-free interest rate	0.76%	1.20%
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

PNMR also has share agreements that provide for performance or market targets through 2014. Excluded from the above tables are maximums of 168,269, 190,369, and 205,878 shares for periods ending in 2012, 2013, and 2014 that would be awarded if all performance or market criteria are achieved and all executives remain eligible.

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

Additional information concerning financing activities, including a TNMP cash-flow hedge that establishes a fixed interest rate on a variable rate loan, is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.

Short-term Debt

PNMR has a revolving credit financing capacity of $300.0 million under the PNMR Revolving Credit Facility. PNM has a revolving credit financing capacity of $400.0 million under the PNM Revolving Credit Facility. Both of these facilities included two one-year extension options, subject to approval by the lenders. In October 2012, the first of the one-year extension options for the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility were exercised extending the expiration of both facilities to October 31, 2017. TNMP has a revolving credit facility with financing capacity of $75.0 million under the TNMP Revolving Credit Facility that expires in December 2015. At September 30, 2012, the weighted average interest rate was 1.97% for borrowings outstanding under the PNMR Revolving Credit Facility. Short-term debt outstanding consisted of:

	September 30,	December 31,
Short-term Debt	2012	2011
	(In thousands)
PNM – Revolving credit facility	$—	$66,000
TNMP – Revolving credit facility	—	—
PNMR
Revolving credit facility	113,400	16,700
Bi-lateral line of credit	*	—
	$113,400	$82,700
* This $5.0 million line of credit was allowed to expire in August 2012.

At October 26, 2012, PNMR, PNM, and TNMP had $182.3 million, $396.5 million, and $74.7 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit. Total availability at October 26, 2012, on a consolidated basis, was $653.5 million for PNMR. As of October 26, 2012, TNMP had $12.3 million in borrowings from PNMR under their intercompany loan agreement. At October 26, 2012, PNMR, PNM and TNMP had consolidated invested cash of $6.6 million, $6.6 million, and none.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing Activities

In April 2012, PNM filed an application with the NMPRC requesting approval to participate in the refunding of $20.0 million of PCRBs, which was approved in May 2012. PNM also received NMPRC authority to exercise the two one-year extension options under the PNM Revolving Credit Facility.

In September 2012, PNM participated in the issuance of $20.0 million of new PCRBs by the City of Farmington, New Mexico, which bear interest at 2.54% and mature September 1, 2042 with a mandatory tender on June 1, 2017. The new PCRBs refunded a $20.0 million series of PCRBs, which bore interest at 5.15% and matured in 2037, that were redeemed at par and retired.

Convertible Preferred Stock

PNMR had 477,800 shares of Series A convertible preferred stock outstanding through September 23, 2011 when it entered into an agreement to purchase all of the outstanding shares. The purchase closed on October 5, 2011. The Series A convertible preferred stock was convertible into PNMR common stock in a ratio of 10 shares of common stock for each share of preferred stock and received dividends equivalent to dividends paid on PNMR common stock as if the preferred stock had been converted into common stock. The Series A convertible preferred stock was entitled to vote on all matters voted upon by common stockholders, except for the election of the Board, and would have received distributions substantially equivalent to common stock in the event of liquidation of PNMR. The terms of the Series A convertible preferred stock resulted in it being substantially equivalent to common stock. Therefore, for earnings per share purposes, the number of common shares into which the Series A convertible preferred stock was convertible was included in the weighted average number of common shares outstanding for periods the Series A convertible preferred stock was outstanding. Similarly, dividends on the Series A convertible preferred stock were considered to be common dividends in the accompanying Condensed Consolidated Financial Statements.

(8)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Additional information concerning pension and OPEB plans is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K. Annual net periodic benefit cost (income) for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2012	2011	2012	2011	2012	2011
			(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$162	$195	$—	$—
Interest cost	24,174	24,606	3,972	4,035	657	699
Long-term return on plan assets	(30,975)	(27,807)	(3,675)	(4,041)	—	—
Amortization of net loss	7,887	6,906	2,916	2,403	63	69
Amortization of prior service cost	237	237	(1,008)	(1,986)	—	—
Net periodic benefit cost	$1,323	$3,942	$2,367	$606	$720	$768

PNM made contributions to its pension plan trust of zero and $77.7 million in the three and nine months ended September 30, 2012 and $20.5 million and $34.0 million in the three and nine months ended September 30, 2011. PNM does not anticipate making additional contributions to its pension trust in 2012.  Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, PNM estimates minimum required contributions for its pension plan trust would total $74.4 million for 2013-2016. Minimum required contributions were developed using current funding assumptions, including discount rates of 5.3% to 6.1%. Actual amounts required to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made contributions to the OPEB trust of $0.8 million and $2.4 million in the three and nine months ended September 30, 2012 and $0.7 million and $1.9 million in the three and nine months ended September 30, 2011. PNM expects contributions during 2012 to the OPEB trust to total $3.2 million.  Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were $0.4 million and $1.1 million in the three and nine months ended September 30, 2012 and $0.4 million and $1.2 million in the three and nine months ended September 30, 2011 and are expected to total $1.5 million during 2012.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	Pension Plan		Other Postretirement Benefits		Executive Retirement Program
	2012	2011	2012	2011	2012	2011
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$183	$231	$—	$—
Interest cost	2,727	2,853	468	489	33	36
Long-term return on plan assets	(3,993)	(4,104)	(387)	(399)	—	—
Amortization of net (gain) loss	345	258	(156)	(144)	—	—
Amortization of prior service cost	—	—	42	45	—	—
Net Periodic Benefit Cost (Income)	$(921)	$(993)	$150	$222	$33	$36

TNMP made contributions to its pension plan trust of zero and $5.3 million in the three and nine months ended September 30, 2012 and $0.8 million and $1.0 million in the three and nine months ended September 30, 2011. TNMP does not anticipate making additional contributions to its pension trust in 2012. Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, TNMP estimates there would be no minimum required contributions to its pension plan trust  for 2013-2016. Minimum required contributions were developed using current funding assumptions, including discount rates of 5.3% and 6.1%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made contributions to the OPEB trust of zero and $0.3 million in the three and nine months ended September 30, 2012 and zero and $0.4 million in the three and nine months ended September 30, 2011. TNMP does not expect to make additional contributions during 2012 to the OPEB trust. Disbursements under the executive retirement program, which are funded by the Company and considered to be contributions to the plan, were less than $0.1 million in the three and nine months ended September 30, 2012 and 2011 and are expected to total $0.1 million during 2012.

(9)    Commitments and Contingencies

Overview
There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state, and local environmental laws and regulations and periodically participates in the investigation and remediation of various sites. In addition, the Company occasionally enters into financial commitments in connection with its business operations. The Company is also involved in various legal and regulatory (Note 10) proceedings in the normal course of its business. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal and regulatory proceedings on its financial position, results of operations, or cash flows.

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

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance under the contract. In November 1997, the D.C. Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. PNM estimates that it will incur approximately $42.8 million (in 2010 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At September 30, 2012 and December 31, 2011, PNM had a liability for interim storage costs of $13.8 million and $14.5 million included in other deferred credits.

On June 8, 2012, the D.C. Circuit issued its decision on a challenge by several states and environmental groups of the NRC's rulemaking regarding temporary storage and permanent disposal of high-level nuclear waste and spent nuclear fuel. The petitioners had challenged the NRC's 2010 update to the agency's Waste Confidence Decision. Previous versions of the Waste Confidence Decision had expressed the NRC's confidence, in a generic fashion, that high level nuclear waste and spent nuclear fuel safe storage could be safely stored on the sites of the country's commercial nuclear power plants until a mined geologic repository becomes available. The D.C. Circuit found that the agency's 2010 Waste Confidence Decision update constituted a major federal action, which requires either an environmental impact statement or a finding of no significant impact from the agency's actions. The D.C. Circuit found that the NRC's evaluation of the environmental risks from spent nuclear was deficient, and therefore remanded the 2010 Waste Confidence Decision update for further action. PNM is unable to predict the impact that the decision may have on the operation of PVNGS.
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

Pursuant to the CAA, states have the primary role to regulate visibility requirements by promulgating SIPs. The State of New Mexico submitted its SIP on the two elements of the visibility rules - regional haze and interstate transport - for review by EPA in June 2011. The SIP found that BART to reduce NOx emissions from SJGS is selective non-catalytic reduction technology

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(“SNCR”) and requires SJGS to install SNCR on each of its four units. Nevertheless, on August 22, 2011, EPA published its FIP, stating that it was required to do so by virtue of a consent decree it had entered into with an environmental group in litigation concerning the interstate transport requirements of the CAA. The FIP included a regional haze BART determination for SJGS that requires installation of selective catalytic reduction technology (“SCR”) on all four units within five years of the rule's effective date of September 21, 2011. The FIP also requires stringent NOx emission limits. EPA stated that it would review and act on the SIP at some future date.

 PNM filed a Petition for Review in the Tenth Circuit on September 16, 2011, challenging EPA's regional haze FIP decision as arbitrary, capricious, or otherwise not in accordance with law. Additionally, in October 2011, PNM asked EPA to reconsider the FIP and in May 2012 supplemented its request for reconsideration with cost information from actual bids received in response to an RFP to install SCRs. On October 21, 2011, the Governor of New Mexico and NMED petitioned the Tenth Circuit to review EPA's decision on the same grounds as PNM's challenge and requested EPA to reconsider its decision. The New Mexico Governor and NMED also joined PNM's supplemental request for reconsideration in May 2012. These three parties filed motions with the Tenth Circuit to stay the effective date of the rule, which were denied on March 1, 2012. The same three parties have also formally asked EPA to stay the effective date of the rule. WildEarth Guardians also filed an action to challenge EPA's rule in the Tenth Circuit, seeking to shorten its compliance period from five years to three years. WildEarth Guardians, Diné Citizens Against Ruining our Environment, National Parks Conservation Association, New Energy Economy, San Juan Citizens Alliance, and Sierra Club intervened in support of EPA in both PNM's challenge and in the case brought by the New Mexico Governor and NMED. PNM has intervened in support of the challenge brought by the New Mexico Governor and NMED. PNM has also intervened in the WildEarth Guardians' action advocating that the five-year compliance period in the FIP be maintained should the FIP stand. The Tenth Circuit entered an order in March 2012 scheduling briefing on the merits in the challenges to the FIP. Oral arguments were held on October 23, 2012. During oral arguments, the court ordered the parties to file supplemental information in November 2012 and January 2013. No decision has been announced and there is no deadline for a court decision.

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
On April 25, 2012, PNM received a copy of a letter from two of the five Commissioners of the NMPRC addressed to the Governor of New Mexico and the New Mexico congressional delegation.  In the letter, the Commissioners ask that the parties to the litigation join to ask EPA to stay both the FIP and the litigation and to consider a “third alternative” to the FIP and the SIP.  They suggest that the third alternative be retiring one or more of the existing coal-fired units at SJGS and replacing that capacity with gas-fired generation.  On April 26, 2012, PNM received a copy of a letter from the Governor of New Mexico addressed to the EPA Administrator.  In that communication, the Governor requested that EPA stay the FIP and respond to the SIP by approving it or explaining why it is not approvable.  Furthermore, the Governor requested PNM to develop viable alternatives to the FIP, assuming that EPA stays the FIP and responds to the SIP.  PNM agreed to comply with the Governor's request. In her letter to the Governor, the EPA Administrator requested that NMED take the lead in working with the parties and stakeholders.
On July 2, 2012, the EPA Administrator replied to the Governor stating that she had signed a 90-day stay of the FIP. The stay was published in the Federal Register on July 16, 2012. The stay purports to stay the effectiveness of the FIP for a period of 90 days after publication. The stay states that any FIP requirements during the 90-day period are stayed, but also acknowledges that there are no such requirements. The only mandate of the FIP is that PNM comply with its emission limit on its ultimate compliance date. Therefore, the stay does not alter future compliance requirements of the FIP, including the compliance deadline in the FIP. The stay provides that EPA “intends” to proceed to a rulemaking at some future time to either 1) extend the compliance date, or 2) provide for an alternative proposal that might be developed during the period of the stay. Because the stay is not effective to toll the compliance date absent a subsequent formal EPA rulemaking, the compliance date currently remains September 21, 2016.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with the Governor's request, PNM has engaged in discussions with NMED, EPA, and other stakeholders regarding an alternative to the FIP and SIP. In July 2012, the NMED established a process to elicit input from the public via open meetings across New Mexico and from a variety of stakeholders, including PNM, the Navajo Nation, local governmental representatives, and a number of environmental groups, regarding an alternative to SCRs and SNCRs. PNM supported that process and advocated for alternatives that would cost consumers less than the FIP while also achieving environmental benefits and considering economic impact to New Mexico. In September 2012, the NMED proposed an alternative to EPA suggesting the closure of Units 1 and 2 at SJGS and the installation of SNCRs on Units 3 and 4 by the end of 2017. The NMED also suggested replacement of PNM's share of the capacity from the two closed units with gas-fired generation. The Company views the NMED proposal as an important step in meeting the objectives of addressing the environmental needs of the regional haze program at a lower cost to customers while balancing the economic impact to the "four corners" region. Among other things, there would need to be an agreement in principle among EPA, NMED, and PNM in order for the NMED proposal to proceed. The proposal would also be subject to approval by the other owner of SJGS Units 1 and 2 as well as various regulatory agencies. The proposal could also be subject to administrative and judicial challenge by others.
On October 12, 2012, EPA published a notice in the Federal Register extending the existing administrative stay for an additional 45 days. The extension is intended to allow for additional time for further discussions of alternatives to EPA's FIP. The administrative stay does not extend the September 21, 2016 compliance date of the FIP.

Notwithstanding the above process, the unchanged compliance deadline of the FIP requires PNM to continue to take steps to commence installation of SCRs at SJGS. In April 2012, PNM received bids for this project from several bidders pursuant to its RFP. After further negotiations with the bidders, PNM entered into a contract on October 31, 2012 with an engineering, procurement, and construction contractor to install SCRs and is negotiating a contract with an engineering firm for construction management services on behalf of the SJGS owners. The construction contract includes termination provisions in the event that SCRs are determined in the future to be unnecessary. The construction contract contains a cost estimate, which will be refined through an “open book” subcontractor bidding process with final costs to be determined by June 30, 2013. Based on the indicative bid for construction, PNM estimates the total cost to install SCRs on all four units of SJGS will be between approximately $824 million and $910 million, which amounts include costs for construction management, gross receipts taxes, AFUDC, and other PNM costs. The costs for the project to install SCRs would encompass installation of technology to comply with the NAAQS requirements described below.

Based on a recently completed conceptual design study, PNM currently estimates the installation of SNCRs on all four units of SJGS would cost between approximately $85 million and $90 million. If SNCRs are installed at SJGS, additional equipment would be required to be installed to meet the NAAQS requirements described below, the cost of which is estimated to total between approximately $105 million and $110 million for all four units of SJGS. The estimates for SNCRs and the NAAQS requirements include gross receipts taxes, AFUDC, and other PNM costs.

PNM's share under either SCRs or SNCRs would be about 46.3% based upon its SJGS ownership interest. Operating costs would also increase with the installation of either SCRs or SNCRs.

Because legal challenges to the FIP are continuing and because PNM has agreed to discuss alternatives to the SIP and the FIP, PNM is working to minimize the previously planned 2012 and 2013 total project expenditures. PNM currently estimates its share of the total project expenditures to be up to $3 million in 2012 and $102 million in 2013.
PNM anticipates filing a request with the NMPRC in late 2012 or early 2013 for approval of the SCR project and to recover SCR costs in rates charged to customers. Furthermore, PNM will seek recovery from its ratepayers for all costs that may be incurred as a result of the CAA requirements.

Due to the compliance deadline under the FIP, PNM is preparing to install SCRs at SJGS while simultaneously pursuing two other paths regarding BART at SJGS. PNM continues to vigorously pursue litigation in the Tenth Circuit. PNM is also participating in discussions regarding an alternative to the FIP and SIP. PNM is unable to predict the ultimate outcome of these matters or what, if any, additional pollution control equipment will be required at SJGS. If additional equipment is necessary and/or final requirements result in additional operating costs being incurred, PNM believes that its access to the capital markets is sufficient to be able to finance the installation. It is possible that requirements to comply with the final BART determinations,

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

combined with the financial impact of possible future climate change regulation or legislation, if any, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability of individual participants to continue participation in the plant.

Four Corners
On October 6, 2010, EPA issued its proposed regional haze determination of BART for Four Corners. The rule, as proposed, would require the installation of SCR as post-combustion controls on each of Units 1-5 at Four Corners to reduce NOx emissions. PNM estimates its share of costs incurred by APS could be up to $69.0 million for post-combustion controls at Four Corners Units 4 and 5. Such amount does not include PNM's AFUDC and internal costs. PNM has no ownership interest in Four Corners Units 1, 2, and 3. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred.
Following EPA's issuance of its proposed BART, APS submitted a letter to EPA proposing to shut down Four Corners Units 1, 2, and 3 by 2014 and to install post-combustion pollution controls for NOx on Units 4 and 5 by the end of 2018, provided that EPA agrees to a resolution of Four Corners' obligations or liability, if any, under the regional haze and reasonably attributable visibility impairment programs, the NSR program, and NSPS programs of the CAA. The proposed shut down of Four Corners Units 1, 2, and 3 is also conditioned upon the completion of APS's acquisition of SCE's ownership interest in Four Corners Units 4 and 5 and the negotiation of a new coal supply agreement.
In response to APS's proposal, EPA issued a Supplemental Notice Requesting Comment in February 2011 and proposed to find that an alternative emission control strategy, largely based upon APS's proposal, would achieve more progress than EPA's October 2010 BART proposal.

On August 6, 2012, the EPA issued its final BART determination for Four Corners. The rule includes two compliance alternatives. The first emission control strategy finalized by the EPA would require the installation of post-combustion controls on each of Units 1-5 at Four Corners to reduce NOx emissions. Under the alternative emission control strategy finalized by the EPA, the owners of Four Corners would have the option to close permanently Units 1-3 by January 1, 2014 and install post-combustion NOx controls on each of Units 4 and 5 by July 31, 2018. For particulate matter emissions, EPA is requiring Units 4 and 5 to meet an emission limit of 0.015 lb/Decatherm and the plant to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses. Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners' coal and material handling operations. The Four Corners participants have until July 1, 2013 to notify the EPA of which emission control strategy Four Corners will follow.

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
PNM is continuing to evaluate the impacts of EPA's BART determination for Four Corners. PNM is unable to predict the ultimate outcome of this matter.
SJGS Operating Permit Challenge
On February 16, 2012, EPA issued its response to a WildEarth Guardians petition objecting to SJGS's operating permit granted by the NMED in January 2011. In its order, EPA required NMED to provide clarification on several of the matters raised by WildEarth Guardians.  EPA's order in this matter does not constitute a finding that the plant has violated any provision of the CAA or that it has violated any emission limits.
In August 2012, NMED issued a response to the EPA order. In the response, NMED stated that SJGS's operating permit would be reopened to make certain modifications to the permit. On September 19, 2012, NMED issued a public notice regarding proposed modifications to the SJGS operating permit. The proposed modifications include changes to the SO2 and particulate matter emission limits that were previously incorporated into the SJGS NSR permit. In addition, NMED has proposed a requirement for the submittal of a compliance plan to address carbon monoxide emissions increases at SJGS Unit 2 raised by WildEarth

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guardians in its protest of the permit issuance. PNM will comply with NMED's proposal and does not believe it will have a material impact.

National Ambient Air Quality Standards (“NAAQS”)
The CAA requires EPA to set NAAQS for pollutants considered harmful to public health and the environment. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS. EPA has issued draft guidance on how to determine whether areas in a state comply with the new 1-hour SO2 NAAQS. EPA conducted a stakeholder process, which concluded in June 2012, to discuss how to assess compliance with this standard. EPA announced that it will publish further guidance or initiate rulemaking on these matters after completion of that process.  Although the process of determining compliance with the 1-hour SO2 NAAQS has not been finalized, PNM believes that compliance with the 1-hour SO2 standard may require operational changes and/or equipment modifications at SJGS. On April 6, 2012, PNM filed an application for an amendment to its air permit for SJGS, which would be required for the installation of either SCRs or SNCRs described above. In addition, this application included a proposal by PNM to install equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These modifications would help SJGS meet the NAAQS. It is anticipated that this technology would be installed at the same time as the installation of regional haze BART controls, in order to most efficiently and cost effectively conduct construction activities at SJGS. The cost of this technology is dependent upon the type of control technology that is ultimately determined to be NOx BART at SJGS. See “Regional Haze - SJGS” above.

On June 14, 2012, EPA proposed to lower the standard for fine particulate matter. The proposed rule was published in the Federal Register on June 29, 2012. EPA took comments for nine weeks. PNM provided comments through its trade associations. A final rule is expected by December 14, 2012. PNM is currently evaluating the impact of the proposed standard on SJGS and its operations.

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
In May 2010, PNM filed a petition with the federal district court seeking a judicial determination on the dispute relating to PNM's mercury controls. NMED and plaintiffs seek to require PNM to implement additional mercury controls. PNM estimates the implementation would increase annual mercury control costs for the entire station, which are currently $0.6 million, to a total of $6.0 million. The court appointed a special master to evaluate the technical arguments in the case. The special master was asked to address the detection and determination limits of the mercury monitors at SJGS and the appropriate brominated activated

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

carbon injection rate that maximizes the reduction of mercury emissions from SJGS.  The special master issued a report indicating he was unable to make a determination on either of these issues based on the materials provided to him under the court's order.  In September 2012, PNM submitted objections to certain portions of the special master report and requested an evidentiary hearing. Also in September 2012, NMED and plaintiffs filed a motion asking the court to affirm certain findings in the special master report and order PNM to conduct additional mercury testing. PNM cannot predict the outcome of this matter.
Navajo Nation Environmental Issues
Four Corners is located on the Navajo Reservation and is held under an easement granted by the federal government, as well as a lease from the Navajo Nation. The Navajo Acts purport to give the Navajo Nation Environmental Protection Agency authority to promulgate regulations covering air quality, drinking water, and pesticide activities, including those activities that occur at Four Corners. In October 1995, the Four Corners participants filed a lawsuit in the District Court of the Navajo Nation challenging the applicability of the Navajo Acts to Four Corners. The District Court stayed these proceedings pursuant to a request by the parties and the parties are seeking to negotiate a settlement.
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
Endangered Species Act
In January 2011, the Center for Biological Diversity, Diné Citizens Against Ruining Our Environment, and San Juan Citizens Alliance filed a lawsuit in the U.S. District Court for the District of Colorado against the OSM and the DOI, alleging that OSM failed to engage in mandatory Endangered Species Act (“ESA”) consultation with the U.S. Fish and Wildlife Service ("FWS") prior to authorizing the renewal of an operating permit for the mine that serves Four Corners.  The lawsuit alleges that activities at the mine, including mining and the disposal of coal combustion residue, will adversely affect several endangered species and their critical habitats.  The lawsuit requested the court to vacate and remand the mining permit and enjoin all activities carried out under the permit until OSM has complied with the ESA.  Neither PNM nor APS was a party to the lawsuit. On March 14, 2012, the Court entered an order dismissing the plaintiffs' lawsuit without prejudice. On May 14, 2012, the plaintiffs appealed the Court's order to the Tenth Circuit.

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
The Superfund Oversight Section of the NMED has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station. In February 2008, a NMED site inspection report was submitted to EPA, which states that neither the source nor extent of contamination has been determined and also states that the source may not be the former Santa Fe Generating Station. The NMED investigation is ongoing. PNM is unable to predict the outcome of this matter.
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
On April 5, 2012, several environmental groups, including Sierra Club, filed a citizen suit in the D.C. Circuit claiming that EPA has failed to review and revise RCRA's regulations with respect to CCBs. The groups allege that EPA has already determined that revisions to the CCBs regulations are necessary. They also claim that EPA now has a non-discretionary duty to revise the regulations. The environmental groups asked the court to direct EPA to complete its review of the regulation of CCBs and a hazardous waste analytical procedure and to issue necessary revisions of such regulations as soon as possible. PNM and industry groups are evaluating the potential implications of the suit on EPA's rulemaking agenda for CCBs.

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
On March 28, 2012, the parties filed an executed consent decree with the court, which was approved by the court on April 12, 2012, settling the litigation. Under the terms of the consent decree, the SJGS owners and SJCC will construct and operate a slurry wall and recovery trench, fund other environmental projects, and pay Sierra Club's attorneys' and experts' fees. The total estimated cost of the settlement is $10.2 million, of which about $4.5 million is PNM's share. Substantially all of the income statement impact related to this settlement was recorded in 2011. The consent decree also includes a release of claims and covenant not to sue by Sierra Club. PNM is complying with the requirements of the consent decree.
Hazardous Air Pollutants (“HAPs”) Rulemaking

In December 2011, the EPA issued its final Mercury and Air Toxics Standards (“MATS”). MATS is designed to reduce emissions of heavy metals, including mercury, arsenic, chromium, and nickel, as well as acid gases, including hydrochloric and hydrofluoric gases, from coal and oil-fired electric generating units with a capacity of at least 25 MW. Existing facilities will generally have up to four years to demonstrate compliance with the new rule. PNM's assessment of MATS indicates that the control equipment currently used at SJGS allows the plant to meet the emission standards set forth in the rule although the plant may be required to install additional monitoring equipment. With regard to mercury, stack testing performed for EPA during the MATS rulemaking process showed that SJGS achieved a mercury removal rate of 99% or greater. APS will conduct testing to determine what additional controls, if any, will be required at Four Corners. If additional controls are required, the costs are not expected to be material.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Commitments and Contingencies
Coal Supply
The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At September 30, 2012 and December 31, 2011, prepayments for coal, which are included in other current assets, amounted to $10.7 million and $14.6 million. These amounts reflect delivery of a portion of the prepaid coal and its utilization due to the mine fire incident described below. SJCC holds certain federal, state, and private coal leases and has an underground coal sales agreement to supply processed coal for operation of SJGS through 2017. Under the coal sales agreement, SJCC is reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. The coal agreement contemplates the delivery of coal that would supply substantially all the requirements of the SJGS through December 31, 2017.
APS purchases all of Four Corners' coal requirements from a supplier with a long-term lease of coal reserves with the Navajo Nation. The Four Corners coal contract runs through July 6, 2016 with pricing determined using an escalating base-price. Negotiations concerning the coal supply contract are continuing.
In 2010, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. The estimate for decommissioning the Four Corners mine was also revised in 2010. Based on the most recent estimates, remaining payments for mine reclamation, in future dollars, are estimated to be $49.8 million for the surface mines at both SJGS and Four Corners and $21.5 million for the underground mine at SJGS as of September 30, 2012. At September 30, 2012 and December 31, 2011, liabilities, in current dollars, of $23.5 million and $26.5 million for surface mine reclamation and $4.4 million and $4.2 million for underground mine reclamation were recorded in other deferred credits. On June 1, 2012, the SJGS owners entered into a trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations under the coal sales agreement. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable trust, and deposit initial funding into the trust by August 30, 2012. Thereafter, deposits, which are based on funding curves, must be made on an annual basis. PNM made its initial funding requirement of $2.6 million in August 2012 and estimates funding an additional $0.8 million by December 31, 2012.
PNM collects a provision for surface and underground mine reclamation costs in its rates. The NMPRC has capped the amount that can be collected from ratepayers for final reclamation of the surface mines at $100.0 million. Previously, PNM recorded a regulatory asset for the $100.0 million and recovers the amortization of this regulatory asset in rates. If future estimates increase the liability for surface mine reclamation, the excess would be expensed at that time.
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
Nuclear Fuel
The PVNGS participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. In late August 2012, one of PVNGS's suppliers that converts uranium concentrates to uranium hexafluoride invoked the force majeure provision in its contract when it shut down its conversion plant due to regulatory compliance issues. The PVNGS participants have sufficient strategic reserves of enriched uranium such that they do not anticipate a short-term impact on nuclear fuel supplies as a result of the force majeure declaration. The PVNGS participants are evaluating alternate long-term options for securing conversion services.
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
PNM, APS, and BHP have undertaken activities to secure additional water supplies for SJGS, Four Corners, and related mines to accommodate the possibility of inadequate precipitation in coming years. Since 2004, PNM has entered into agreements for voluntary sharing of the impacts of water shortages with tribes and other water users in the San Juan basin. The current agreements run through December 31, 2012 and renewals have been negotiated, but not fully executed. In addition, in the case of water shortage, PNM, APS, and BHP have reached agreement with the Jicarilla Apache Nation on a long-term supplemental contract relating to water for SJGS and Four Corners that runs through 2016. Although the Company does not believe that its operations will be materially affected by drought conditions at this time, it cannot forecast the weather or its ramifications, or how policy, regulations, and legislation may impact the Company should water shortages occur in the future.
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
In May 2010, Plaintiffs filed a Notice of Appeal with the Bureau of Indian Affairs ("BIA"), which was denied by the BIA Regional Director. In May 2011, plaintiffs appealed the Regional Director's decision to the DOI Board of Appeals. Briefings on the merits of the appeal are complete and a decision is pending. PNM is participating in order to preserve its interests regarding any PNM-acquired rights-of-way implicated in the appeal. PNM cannot predict the outcome of the proceeding or the range of potential outcomes at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Transmission Issues
Cargill Complaint
In April 2010, Cargill Power Markets, LLC (“Cargill”) filed a complaint with FERC, asserting that PNM improperly processed its transmission service queue and unfairly invalidated a transmission service request by Cargill. In July 2010, FERC issued an order establishing a schedule for hearing and settlement procedures. In its order, FERC determined that PNM had improperly invalidated a single Cargill transmission service request submitted in February 2008 and set the issue for hearing to determine an appropriate remedy. In August 2010, Cargill filed a motion for rehearing. In January 2011, PNM and Cargill filed a settlement agreement with FERC in which PNM agreed to pay Cargill $0.2 million and put Cargill's transmission service request back into the queue. The settlement also left Cargill's rehearing motion in place before FERC. One intervenor in the proceeding contested the settlement. In December 2011, FERC issued an order approving the settlement as filed but requiring a compliance filing to modify the standard of review for third parties and FERC. Pursuant to the December 2011 order, the settlement agreement has been modified to reflect the change to the standard of review and was filed with FERC in March 2012. On May 25, 2012, FERC issued an order accepting the modified settlement agreement. PNM paid the $0.2 million in July 2012. On October 9, 2012, Cargill made a filing urging FERC to rule on Cargill's outstanding motion for rehearing. FERC has not ruled on Cargill's outstanding motion for rehearing. PNM is unable to predict the final outcome of this matter at FERC.

TGP Complaint
On March 2, 2012, TGP Granada, LLC and its affiliate (collectively, “TGP”) filed a complaint at FERC against PNM and Tortoise Capital Resources Corp. (“TTO”). PNM owns 60% of the EIP and leases the other 40% from TTO. TGP's filing requested FERC to direct PNM and TTO to identify the party that will immediately assume the obligation of making transmission capacity on the EIP available to customers for use after the April 1, 2015 expiration of the EIP lease agreement. TGP also requested a declaratory order or waiver regarding certain provisions of PNM's Open Access Transmission Tariff to allow its affiliate to change the point-of-receipt associated with a transmission service agreement related to the EIP without losing its transmission service priority.
PNM's lease of the portion of the EIP owned by TTO expires on April 1, 2015. The lease provides PNM the options (“End-of-Lease Options”), with 24 months advance notice, of purchasing the leased assets at the end of the lease for fair market value, or purchasing the leased assets prior to the lease expiration at the greater of fair market value and stipulated values contained in the lease. The lease also allows PNM to renew the lease for a series of terms with lease payments at the fair market value rate and provides PNM the option, if certain conditions are met, to renew the lease at 50% of the current lease payments for a maximum term to be calculated at the end of the initial lease term.
On April 2, 2012, PNM filed its response to TGP's complaint. PNM argued that the claims in the complaint are without legal merit, but took no position on the declaratory order or waiver request. On July 2, 2012, PNM notified TTO that PNM does not intend to invoke any of the End-of-Lease Options and that PNM is evaluating whether any NMPRC approvals are required in order to finalize its decision not to invoke any End-of-Lease Options. On July 3, 2012, PNM informed FERC that PNM had notified TTO of its election. On July 5, 2012, FERC issued an order denying TGP's requests for declaratory order and waiver. In addition, FERC directed PNM, in consultation with TTO, to identify the party that will provide long-term transmission service over the leased portion of the EIP within 30 days of the date of FERC's order. On August 13, 2012, FERC granted PNM's and TTO's requests for an additional 30 days to identify the party that will provide long-term transmission service over the leased portion of the EIP.
On September 5, 2012, PNM filed an informational filing with FERC stating that PNM and TTO had reached an agreement in principle setting out the terms and conditions under which PNM would exercise its option to purchase the 40% leased capacity as provided under the lease on April 1, 2015 and provide long-term transmission service on the leased capacity after April 1, 2015. PNM's informational filing also stated that PNM and TTO would use their reasonable best efforts to execute a definitive purchase agreement by October 31, 2012 and, within fourteen days of such date of execution, to request FERC approval(s) of the purchase agreement.  On October 9, 2012, TGP filed comments requesting that FERC direct PNM and TTO to conclude their negotiations expeditiously and ensure that the leased capacity is being made available to transmission customers now for use on a long-term basis pursuant to FERC's open access requirements. On November 1, 2012, PNM and TTO entered into a definitive agreement for PNM to exercise the option to purchase on April 1, 2015 the leased capacity at fair market value, which the parties agreed

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

would be $7.7 million. The definitive agreement sets forth the terms and conditions under which PNM would also assume responsibility for scheduling long-term transmission service on the leased capacity. The agreement is subject to FERC approval and could be challenged by other parties. PNM cannot predict the outcome of this proceeding.

(10)	Regulatory and Rate Matters
The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 9. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.
PNM

Renewable Portfolio Standard
The REA establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 5% of retail electric sales by January 1, 2006, increasing to 10% by 2011, 15% by 2015, and 20% by 2020. The NMPRC requires renewable energy portfolios to be “fully diversified” beginning in 2011, with at least 20% from wind energy, 20% from solar energy, 10% from other renewable technologies, and 1.5% from distributed generation with the distributed generation component increasing to 3% in 2015. The REA provides for streamlined proceedings for approval of utilities' renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. The NMPRC has established a RCT for 2011 of 2% of all customers' aggregated overall annual electric charges that increases by 0.25% annually until reaching 3% in 2015. The NMPRC has docketed a new rulemaking to determine the appropriate calculation methodology of the RCT and whether the RCT level should be increased. The rulemaking also proposes changes to the RPS diversity requirements. A hearing on the RCT level was held on October 24, 2012.
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
In July 2011, PNM filed its renewable energy procurement plan for 2012. The plan requested a variance from the RPS due to RCT limitations. The plan was diversity-compliant based on the reduced RPS, except for non-wind/non-solar resources, which were not currently available. In December 2011, the NMPRC approved PNM's 2012 plan with modifications. Under the modified plan, PNM must propose to spend $0.9 million more on renewable procurements in 2012 than it originally proposed. If PNM's proposed additional procurements are approved by the NMPRC, the resulting portfolio of renewable resources will constitute approximately 7.3% of PNM's energy sales in 2012, which is less than the statutory RPS of 10% due to the RCT. The NMPRC has not acted on the proposed additional procurements. The NMPRC also required PNM to file a supplemental plan by April 30, 2012, within which PNM was authorized to include an early filing of its 2013 renewable energy procurement plan proposing procurements to meet the 10% RPS by 2014 or sooner. PNM made the required filing on April 30, 2012, which included its renewable energy procurement plan for 2013. The 2013 plan proposes procurements for 2013 and 2014 of 20 MW of PNM-owned solar PV facilities, wind and solar REC purchases in 2013, and a purchased power agreement for the output of a new geothermal facility. The estimated cost of the new 20 MW of solar PV capacity is $45.5 million. If the proposed projects are approved and develop as planned, PNM will comply with the statutory RPS amount in 2013, but will require a variance from the NMPRC's diversity requirements in 2013 while the proposed geothermal facilities are being constructed. This plan is expected to achieve full RPS quantity and diversity compliance by 2014 without exceeding the RCT. A hearing on the 2013 plan was held September 4, 2012 and a final order is expected by November 30, 2012.
PNM is unable to predict the outcome or impact of these matters. PNM is recovering certain renewable procurement costs from customers through a rate rider. See Renewable Energy Rider below.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Energy Efficiency and Load Management
Program Costs
Public utilities are required to obtain NMPRC approval to implement energy efficiency and load management programs. Costs to implement approved programs are recovered through a rate rider. On October 5, 2012, PNM filed an energy efficiency program application for programs to be offered beginning in May 2013. The filing included proposed program costs of $22.5 million plus proposed profit incentive adder revenues of $4.2 million. PNM requested that the NMPRC issue an order in this matter by April 1, 2013. Additional information concerning the program costs is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.
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

In June 2011, prior to the Supreme Court decision, the NMPRC approved PNM-specific adders of $0.002 per KWh and $4 per KW for savings due to programs implemented in 2011. PNM is presently collecting $1.3 million in adder revenues consistent with this order. After the Supreme Court decision vacating the rule, the NMPRC initiated a proceeding to determine whether PNM should be required to cease collecting the adders and to refund all adder revenues collected since December 2010. In November 2011, the NMPRC issued orders that PNM is not required to refund any adder revenues and is authorized to continue collecting the adders. However, in an order on rehearing, which it subsequently rescinded, the NMPRC further reduced the amount of the authorized adders. Prior to the rescission, PNM appealed the rehearing order to the Supreme Court. In March 2012, the Supreme Court granted PNM's motion to vacate the rehearing order and dismiss PNM's appeal. In a separate appeal and writ proceeding in the Supreme Court, NMIEC and the NMAG seek to overturn the NMPRC order allowing PNM to continue to collect adders in light of the 2011 Supreme Court decision. On May 21, 2012 the Supreme Court dismissed the writ proceeding. Oral arguments on the appeal are scheduled for December 10, 2012 before the Supreme Court and a decision in the appeal is expected in 2013. PNM is unable to predict the outcome of the appeal.

Decoupling Rulemaking

On May 15, 2012, the NMPRC issued a NOPR that would amend the NMPRC's energy efficiency rule to authorize use of a decoupling mechanism to recover certain fixed costs of providing retail electric service from the rates charged on a per KWh of consumption, as the mechanism for removal of disincentives associated with the implementation of energy efficiency programs. The proposed mechanism was generally consistent with the decoupling proposal that PNM included, and subsequently agreed to withdraw, in its 2010 Electric Rate Case application. The proposed rule addressed both disincentives and incentives associated with energy efficiency. On July 26, 2012, the NMPRC closed the proposed rulemaking and opened a new energy efficiency rulemaking that may address decoupling and incentives. Workshops to develop a proposed rule have been held, but no order proposing a rule has been issued. PNM is unable to predict the outcome of this matter.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The cap for the FPPAC year beginning July 1, 2012 is $38.8 million, which PNM began collecting at that time. PNM estimates that at June 30, 2013 approximately $28.8 million of FPPAC costs incurred will be deferred for future collection. Costs attributed to the mine fire incident discussed in Note 9 are included in the FPPAC amounts. Additional information concerning the 2010 Electric Rate Case is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.
Renewable Energy Rider
In January 2012, PNM filed an application for a rate rider that PNM proposed would go into effect in August 2012 to collect costs for renewable energy procurements incurred after December 31, 2010 that are not otherwise being collected in rates. These costs include the procurement of solar RECs from customers, wind resource procurements during November and December 2011 as ordered by the NMPRC, and the revenue requirements for PNM-owned solar PV facilities and a solar battery storage demonstration project that went into service during 2011. The rider's rate for 2012 would be set at 2.081% of the retail customer's monthly bill. The rate would be reset to 2.695% as of January 1, 2013 to reflect unrecovered costs from 2012 and projected costs to be incurred in 2013. The rider would terminate upon a final order in PNM's next general rate case unless that order authorized a continuation of the rider. Amounts that can be collected under the proposed rider are capped at $18.0 million in 2012 and $24.6 million in 2013 under the stipulation in PNM's 2010 Electric Rate Case. Any amounts above the caps are deferred for future recovery without carrying costs. As a separate component of the rider, PNM proposes that if its earned return on jurisdictional equity in 2013 exceeds 10.5%, it would refund to customers during May through December 2014 the amount over 10.5%. On August 14, 2012, the NMPRC issued an order approving the rider with modifications. The NMPRC ordered that the rider be billed on a per KWh basis, rather than as a percentage of the bill. The approved rate is $0.0022335 per KWh in 2012 and $0.0028371 per KWh in 2013. The order disapproved the recovery of the cost of the supplemental procurement ordered by the NMPRC in the 2012 procurement plan because the NMPRC had not acted on the specific $0.9 million procurement proposed by PNM, which is discussed under Renewable Portfolio Standard above. In October 2012, a motion by an intervenor for rehearing was granted in part by the NMPRC to clarify that no separate hearing is required prior to increasing the rider rate for new procurements if a legally appropriate hearing on the increase was conducted as part of the hearing on the procurement plan. PNM implemented the rider on August 20, 2012.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Transmission Rate Case
In October 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually, based on a return on equity of 12.25%. The filing also seeks to revise certain Open Access Transmission Tariff provisions and bi-lateral contractual terms.  If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which include other utilities, electric cooperatives, and entities that use PNM's transmission system to transmit power at the wholesale level.  The proposed rate increase would not impact PNM's retail customers. In December 2010, FERC issued an order accepting PNM's filing and suspending the proposed tariff revisions for five months. The proposed rates were implemented on June 1, 2011, subject to refund. On July 3, 2012, PNM filed an unopposed settlement agreement with the FERC. Under the settlement agreement, PNM would increase transmission service revenues by $2.9 million annually and would refund amounts collected in excess of the settled rates. In addition, the parties agreed that if PNM files for a formula based rate change within one year from FERC's approval of the settlement agreement, no party will oppose the general principle of a formula rate, although the parties may still object to particular aspects of the formula. The ALJ has certified the settlement, which is subject to FERC approval. PNM is unable to predict the outcome of this proceeding.
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
TNMP
Interest Rate Compliance Tariff
Following a revision of the interest rate on TNMP's CTC, TNMP filed a compliance tariff to implement the new lower 8.31% rate. Intervenors asserted objections and, after regulatory proceedings, the PUCT issued an order making the new rate retroactive to July 20, 2006. TNMP successfully appealed to the District Court in Austin, Texas for the new rate not to be effective prior to December 27, 2007. However, the Texas 3rd Court of Appeals reversed the District Court and reaffirmed the PUCT's decision. Due to the new retroactive ratemaking theory contained in the Texas 3rd Court of Appeals opinion, TNMP recorded a pre-tax regulatory disallowance of $3.9 million in the three months ended June 30, 2011 to reflect the impact of applying the 8.31% rate retroactively. TNMP petitioned the Texas Supreme Court for review in July 2011. On June 8, 2012, the Texas Supreme Court denied TNMP's petition for review. TNMP filed a motion for rehearing on June 25, 2012, which was denied in August 2012 concluding this matter.
Advanced Meter System Deployment and Surcharge Request
In July 2011, the PUCT approved a settlement and authorized an advanced meter deployment plan that permits TNMP to collect $113.3 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of advanced meters began in September 2011 and is scheduled to be completed over a 5-year period. In February 2012, the PUCT opened a proceeding to consider the feasibility of an “opt-out” program for retail consumers that wish to decline receipt of an advanced meter. The PUCT has requested comments and convened a public meeting to hear various issues. No proposal or decision has yet been announced by the PUCT. However, various individuals filed a petition with the PUCT seeking a moratorium on any advanced meter deployment. The PUCT denied the petition and an appeal was filed with the Texas District Court on September 28, 2012. Any opt-out program would apply to all transmission and distribution utilities in ERCOT. TNMP cannot predict the outcome or effect of this proceeding.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Remand of ERCOT Transmission Rates for 1999 and 2000

Following a variety of appeals, the ERCOT transmission rates approved in 1999 and 2000 were remanded back to the PUCT. These dockets concern the recalculation of rates for the fourth quarter of 1999 and all of 2000. In October 2011, TNMP joined in a non-unanimous settlement of the issues relating to resettlement of the last four months of 1999. In January 2012, the PUCT approved the non-unanimous settlement. TNMP received $1.6 million under the settlement. In June 2012, TNMP filed its transmission cost recovery factor filing (“TCRF") seeking $3.2 million in additional transmission costs. The PUCT staff requested a hearing asserting the settlement proceeds from the 1999 remand settlement need to be credited against the costs TNMP requested in its TCRF. TNMP maintains that the settlement proceeds should not be passed on to customers since TNMP was unable to recover those costs in 1999. Subsequently, the PUCT staff agreed to interim rate relief permitting TNMP to add $1.6 million in uncontested costs to its existing TCRF and add $1.6 million in costs in a subsequent TCRF if TNMP is successful in the contested case. The ALJ approved the interim relief on July 16, 2012. TNMP implemented the interim rates on September 1, 2012. On September 26, 2012, the contested portion of the case was remanded back to the PUCT pursuant to a joint motion of TNMP and PUCT staff. The joint filing represents an agreed resolution that permits the $1.6 million in interim rates to become final and authorizes TNMP to institute a surcharge in March 2013 to collect the additional $1.6 million in initially disputed costs plus interest at the PUCT under-billing rate. The matter is pending approval from the PUCT.  TNMP cannot predict the ultimate outcome of this matter.

Transmission Cost of Service Rates

On August 23, 2012, TNMP filed an application to update its transmission rates to reflect changes in its invested capital. The requested increase in total rate base is $26.4 million, which will increase revenues $2.5 million annually. The proposed rates reflect the addition and retirement of transmission facilities, including depreciation, federal income tax, and other associated taxes, and the approved rate of return on such facilities. The PUCT approved the interim adjustment and TNMP implemented it on September 27, 2012.

(11)	Optim Energy

Additional information concerning Optim Energy is discussed in Note 21 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K. PNMR and ECJV each had a 50 percent ownership interest in Optim Energy, a limited liability company, until September 23, 2011, when Optim Energy was restructured and PNM's interest was reduced to 1%. On January 4, 2012, ECJV exercised its option to acquire PNMR's remaining 1% ownership interest in Optim Energy at fair market value, which was determined to be zero. PNMR accounted for its investment in Optim Energy using the equity method of accounting until September 23, 2011 and then used the cost method through January 4, 2012. PNMR Services Company provided certain corporate services to Optim Energy through December 31, 2011 and is continuing to provide services with respect to certain open tax matters.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Electricity, transmission and distribution related services billings:
TNMP to PNMR	$—	$12,196	$—	$30,608
Services billings:
PNMR to PNM	22,143	24,680	68,030	70,849
PNMR to TNMP	6,439	7,295	20,206	21,250
PNM to TNMP	184	40	473	327
TNMP to PNMR	4	48	12	145
PNMR to Optim Energy	—	1,277	—	4,083
Optim Energy to PNMR	—	4	—	23
Interest billings:
PNMR to TNMP	22	8	72	36
PNMR to PNM	—	9	1	45
PNM to PNMR	45	33	134	97
Income tax sharing payments:
PNMR to PNM	—	—	63,114	—
PNMR to TNMP	—	—	1,952	—

(13)	New Accounting Pronouncements

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
On September 23, 2011, PNMR entered into an agreement for the sale of First Choice to Direct LP, Inc. for $270.0 million, subject to adjustment to reflect the amounts of certain components of working capital at closing. Closing occurred on November 1, 2011, with PNMR receiving $329.3 million, which included an estimate of the components of working capital. For accounting purposes, the sale was effective as of the close of business on October 31, 2011. PNMR recognized a pre-tax gain of $174.9 million on the sale. In early 2012, the purchaser asserted that the amount paid at closing for working capital at October 31, 2011 was overstated by $2.4 million. PNMR responded disputing the purchaser's calculation and indicating that the amount paid at closing for working capital at October 31, 2011 was understated by $5.8 million. In accordance with the agreement for the sale, this matter was submitted to an independent party for a decision binding on the parties. A decision was received in August 2012. The decision resulted in PNMR being awarded $6.4 million of the $8.2 million in dispute. PNMR recorded an additional pre-tax gain of $1.0 million, which is included in other income in the three months ended September 30, 2012. PNMR Services Company provided

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

certain services at cost to First Choice for a transitional period through August 1, 2012. Because PNMR continues to have direct cash flows resulting from transmission and distribution services provided by TNMP to First Choice, First Choice is not reflected as discontinued operations. After October 31, 2011, TNMP's revenues from First Choice are not intercompany and are not eliminated in consolidation by PNMR.

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

PNMR's success in accomplishing these strategic goals is highly dependent on continued favorable regulatory treatment for its utilities. Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. The PUCT has approved mechanisms that allow for recovery of capital invested in transmission and distribution projects without having to file a general rate case and allows for more timely recovery of amounts invested in TNMP's systems.
PNM and TNMP completed rate proceedings before their state regulators in 2011. PNM has two rate cases pending before FERC. A settlement in one case is pending FERC approval and an agreement in principle has been reached in the other. In August 2012, the NMPRC approved PNM's application for a renewable energy rider to recover NMPRC approved renewable energy costs. Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K and in Note 10. PNM previously announced that it intended to file a request for an increase in the rates charged to New Mexico retail customers in late 2012, but now anticipates this filing will occur in mid-2013, partially due to the lack of clarity around the timing and amount of capital that will be required for BART at SJGS, as discussed below.

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

Exit from Competitive Businesses
As a result of the exit from its competitive businesses, First Choice and Optim Energy, PNMR's business model is centered on its electric utilities. The elimination of the competitive businesses should reduce PNMR's risk and earnings volatility. Additional discussion about the exit from the competitive businesses is found in Notes 2 and 21 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K.

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
In addition, PNM's resource portfolio includes the purchase of 200 MW of wind power. PNM also purchases power from a customer-owned distributed solar generation program having an installed capacity of 14 MW at the end of 2011, which capacity is expected to increase to 21 MW by the end of 2012. Distributed generation, wind, and solar power are key means for PNM to meet the RPS established by the REA and related regulations issued by the NMPRC. These rules require a utility to achieve prescribed levels of energy sales from renewable sources within its generation mix, if that can be accomplished without exceeding the RCT cost limit set by the NMPRC, which aims to moderate the cost to consumers when utilities use more renewable resources.

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
The proposed plan would achieve RPS quantity compliance in 2013, but likely will be slightly below the 20% solar renewable energy diversity requirement. However, the plan would achieve full quantity and diversity compliance in 2014 and will be beneath the RCT for both years. A hearing on the proposed plan was held in September 2012 before the NMPRC and a decision is expected by November 30, 2012.
PNM's SJGS near Farmington, New Mexico, is one of the top performers in the nation with respect to mercury removal. The plant outperforms the mercury limit imposed by EPA in the 2011 Mercury and Air Toxics Standards. Major environmental upgrades on each of the four units at SJGS, which were completed in early 2009, have significantly reduced emissions of NOx, SO2, particulate matter, and mercury. PNM's share of the costs of these upgrades was $161 million. Since 2006, SJGS has reduced NOx emissions by 38%, SO2 by 69%, particulate matter by 65%, and mercury by 99%.
In order to keep costs to customers as low as possible while also reducing visibility impairment related to regional haze, PNM has supported the installation of SNCRs at SJGS, a technology also proposed by the State of New Mexico to meet the regional haze regulations. However, EPA issued its FIP requiring SCRs to be installed at SJGS, which PNM estimates would significantly exceed the cost of installing SNCRs. Due to the compliance deadline under the FIP, PNM is preparing to install SCRs at SJGS while simultaneously pursuing two other paths regarding BART at SJGS. PNM is pursuing legal relief in the Tenth Circuit and administrative relief from the EPA regarding the FIP. PNM is also participating in discussions with stakeholders regarding an alternative to the FIP and SIP. See Note 9.
PNM is challenging EPA's proposal in the courts and administratively within EPA. Oral arguments on the court challenge were held October 23, 2012, but no decision has been issued. There is no deadline for a court decision. In July 2012, the NMED established a process to explore whether stakeholders could reach agreement on an alternative to SCRs and SNCRs. PNM supported that process and advocated for alternatives that would cost consumers less than the FIP while also achieving environmental benefits and considering economic impact to New Mexico. In September 2012, NMED proposed an alternative to EPA suggesting the closure of Units 1 and 2 at SJGS and the installation of SNCRs on Units 3 and 4 by the end of 2017. The NMED also suggested replacement of PNM's share of the capacity from the two closed units with gas-fired generation. The Company views the NMED proposal as an important step in meeting the objectives of addressing the environmental needs of the regional haze program at a lower cost to customers while balancing the economic impact to the "four corners" region. In order for the NMED proposal to proceed, there would need to be an agreement in principle among EPA, NMED, and PNM. The proposal would also be subject to approval by the other owner of SJGS Units 1 and 2, as well as various regulatory agencies. The proposal could also be subject to administrative and judicial challenge by others.
In order to be able to install SCRs on all four units of SJGS by the compliance deadline set forth in the FIP, PNM obtained bids for the installation of SCR technology. PNM entered into a contract on October 31, 2012 with an engineering, procurement, and construction contractor to install SCRs and is negotiating a contract with an engineering firm for construction management services on behalf of the SJGS owners. The construction contract includes termination provisions in the event that SCRs are determined in the future to be unnecessary. The construction contract contains a cost estimate, which will be refined through an “open book” subcontractor bidding process with final costs to be determined by June 30, 2013. Based on the indicative bid for construction, PNM estimates the total cost to install SCRs on all four units of SJGS will be between approximately $824 million and $910 million, which amounts include costs for construction management, gross receipts taxes, AFUDC, and other PNM costs. PNM's share of the costs would be about 46.3% based upon its SJGS ownership interest.
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

Economic Factors
In the three months ended September 30, 2012, PNM experienced a decrease in weather-normalized, retail load of 0.3% and TNMP experienced an increase in weather-normalized, retail load of 3.7% compared to the three months ended September 30, 2011. In the nine months ended September 30, 2012, PNM and TNMP experienced increases in weather-normalized, retail load of 0.2% and 4.1% compared to the nine months ended September 30, 2011. In recent years, New Mexico and Texas have fared better than the national average in unemployment. However, New Mexico's figures may be misleading due to people dropping out of the work force. Employment growth is much more telling, as Texas leads the way with growth rates well above the national rate while New Mexico's employment is relatively flat.

Rate Base Potential Growth
Based on the 5-year capital plan announced in December 2011, PNM expects rate base to grow at a 2% compound annual rate through 2013. That growth figure could be 7% from 2011 through 2016 through additional potential capital investments. The largest of these involves possibly being required to install SCRs to reduce emissions at SJGS and Four Corners. The addition of other facilities, such as renewable resources and peaking capacity, could also expand rate base. TNMP's compound annual rate base growth rate through 2013 is estimated at 8%, predicated on the utility's 5-year capital plan announced in December 2011. A significant portion of TNMP's capital additions should be recovered through expedited transmission and distribution cost recovery mechanisms authorized by the PUCT. PNMR will continue to carefully balance the potential rate base growth for PNM and TNMP with customer rate impacts.

Results of Operations
A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(In millions, except per share amounts)
Net earnings	$57.9	$43.7	$14.2	$96.5	$64.4	$32.1
Average diluted common and common equivalent shares	80.4	91.7	(11.4)	80.4	92.0	(11.6)
Net earnings per diluted share	$0.72	$0.48	$0.24	$1.20	$0.70	$0.50
The components of the change in earnings attributable to PNMR are:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(In millions)
PNM Electric	$12.5	$44.7
TNMP Electric	0.2	3.0
First Choice	(0.6)	(20.7)
Corporate and Other	2.1	5.0
Net change	$14.2	$32.1
PNMR's operational results were affected by the following:

•	Exit from unregulated businesses - PNMR sold First Choice in 2011; therefore 2012 results of operations do not include First Choice

•	Rate increases for PNM and TNMP - Additional information about these rate increases is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K

•
Decrease in the number of common and common equivalent shares primarily due to PNMR's purchase of its equity described in Note 6 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K

•	Other factors impacting results of operation for each segment are discussed under Results of Operations below

 Liquidity and Capital Resources
During 2011, PNMR and PNM replaced their revolving credit facilities with new facilities. The new facilities provide capacities for short-term borrowing and letters of credit of $300.0 million for PNMR and $400.0 million for PNM. In addition, TNMP has a $75.0 million revolving credit facility. Total availability for PNMR on a consolidated basis was $653.5 million at October 26, 2012. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $1,526.9 million for 2012-2016, including amounts expended through September 30, 2012. This estimate does not include amounts for environmental upgrades at SJGS or Four Corners that may be required by EPA to address regional haze or other environmental compliance requirements, additional renewable resources that may be required to meet the RPS, or additional peaking resources that may be needed to meet needs outlined in PNM's current IRP. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements through 2016. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company's capital requirements.

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

PNM Electric

The following table summarizes the operating results for PNM Electric:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(In millions)
Electric operating revenues	$321.7	$323.8	$(2.1)	$832.2	$797.2	$35.0
Cost of energy	99.2	108.7	(9.5)	263.0	279.4	(16.4)
Margin	222.5	215.1	7.4	569.2	517.8	51.4
Operating expenses	101.1	102.1	(1.0)	311.5	329.5	(18.0)
Depreciation and amortization	24.4	25.1	(0.6)	72.0	71.7	0.3
Operating income	97.0	87.9	9.1	185.7	116.6	69.1
Other income (deductions)	8.4	(1.8)	10.2	19.1	16.2	3.0
Net interest charges	(19.2)	(18.5)	(0.7)	(56.7)	(54.6)	(2.1)
Earnings before income taxes	86.1	67.6	18.5	148.2	78.2	70.0
Income (taxes)	(31.2)	(25.1)	(6.2)	(51.9)	(26.6)	(25.4)
Valencia non-controlling interest	(4.0)	(4.1)	0.1	(10.7)	(10.8)	0.1
Preferred stock dividend requirements	(0.1)	(0.1)	—	(0.4)	(0.4)	—
Segment earnings	$50.8	$38.3	$12.5	$85.2	$40.5	$44.7

The following table summarizes the significant changes to electric operating revenues, cost of energy, and margin:

	2011/2012 Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	Electric			Electric
	Operating	Cost of		Operating	Cost of
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)
Retail rate increases	$5.6	$—	$5.6	$40.3	$—	$40.3
Wholesale rate increases	1.4	—	1.4	2.8	—	2.8
Retail load, fuel, and transmission	(11.7)	(9.1)	(2.6)	(13.7)	(17.4)	3.7
Energy efficiency rider	7.2	—	7.2	17.1	—	17.1
Renewable energy rider	1.5	0.6	0.9	1.5	0.6	0.9
Unregulated margin	(1.4)	(0.1)	(1.3)	(5.5)	0.7	(6.2)
Net unrealized economic hedges	(4.7)	(0.9)	(3.8)	(7.5)	(0.3)	(7.2)
Net change	$(2.1)	$(9.5)	$7.4	$35.0	$(16.4)	$51.4

The following table shows electric operating revenues by customer class and average number of customers:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(In millions, except customers)
Residential	$126.1	$124.8	$1.3	$318.9	$291.4	$27.5
Commercial	120.4	115.7	4.7	317.1	287.8	29.3
Industrial	29.4	28.0	1.4	77.6	71.3	6.3
Public authority	8.1	7.4	0.7	19.3	17.8	1.5
Other retail	2.3	2.7	(0.4)	9.5	7.3	2.2
Transmission	10.8	14.3	(3.5)	29.3	35.3	(6.0)
Firm requirements wholesale	10.5	8.1	2.4	28.8	25.1	3.7
Other sales for resale	15.8	19.8	(4.0)	35.4	57.4	(22.0)
Mark-to-market activity	(1.7)	3.0	(4.7)	(3.7)	3.8	(7.5)
	$321.7	$323.8	$(2.1)	$832.2	$797.2	$35.0
Average retail customers (thousands)	505.6	503.8	1.8	505.3	503.7	1.6
The following table shows GWh sales by customer class:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Residential	975.7	1,006.0	(30.3)	2,573.3	2,587.2	(13.9)
Commercial	1,103.5	1,130.0	(26.5)	3,064.1	3,060.2	3.9
Industrial	471.6	429.4	42.2	1,313.0	1,187.8	125.2
Public authority	84.0	84.1	(0.1)	211.1	214.1	(3.0)
Firm requirements wholesale	162.0	154.6	7.4	485.8	481.0	4.8
Other sales for resale	536.9	580.4	(43.5)	1,263.4	1,709.9	(446.5)
	3,333.7	3,384.5	(50.8)	8,910.7	9,240.2	(329.5)

On August 21, 2011, PNM implemented a $72.1 million annual non-fuel rate increase for its retail customers. This rate increase improved revenues and margin by $5.6 million and $40.3 million for the three and nine months ended September 30, 2012. Lower retail loads, driven by weather, reduced revenues and margin for the three and nine months ended September 30, 2012 by $4.7 million and $0.8 million, as milder weather in the third quarter was partially offset by warmer weather in the second quarter. The average number of retail customers and usage per customer have stayed relatively flat during 2012. The increase in fuel costs and the reduction in off-system sales volumes resulting from the fire incident at the mine providing coal to SJGS are recovered through PNM's FPPAC and did not negatively impact 2012 results. See Note 9 for more discussion on the SJGS mine fire incident.

PNM implemented new rates, subject to refund, for one of its firm-requirements wholesale customers in April 2012, which improved revenues and margin by $1.4 million and $2.8 million for the three and nine months ended September 30, 2012. See Note 10.

PNM offers several energy efficiency programs and initiatives to its retail customers regulated by the NMPRC. In addition, PNM is allowed to earn adders on these programs, based on energy savings of the programs. PNM recovers these energy efficiency program costs via a rate rider. For the three and nine months ended September 30, 2012, revenues and margin improved by $7.2 million and $17.1 million, of which $0.3 million and $0.8 million is adder revenues and the remaining $6.9 million and $16.3 million is offset by an increase in operating expense for energy efficiency program costs.

On August 20, 2012, PNM implemented its renewable energy rider, a mechanism approved by NMPRC, which will recover renewable energy procurement costs, including the investment in and an allowed return on the 22 MW PNM-owned solar PV facilities incurred to meet PNM's RPS. See Note 10. For the three and nine months ended September 30, 2012, PNM revenues increased by $1.5 million and cost of energy for the purchase of RECs increased by $0.6 million. Revenues included a return on investment of $0.3 million and the remaining revenues recover renewable energy operating expenses and depreciation.

For the three and nine months ended September 30, 2012, lower unregulated revenues of $1.4 million and $5.5 million and margin of $1.3 million and $6.2 million resulted from lower market power prices on sales from and increases in nuclear fuel costs associated with PNM's share of PVNGS Unit 3, which is excluded from retail regulation.

Changes in unrealized mark-to-market gains and losses are based on economic hedges in place for sales and fuel costs not covered under the FPPAC, primarily associated with PVNGS Unit 3. Unrealized losses of $1.1 million for the three months ended September 30, 2012 compared to unrealized gains of $2.7 million for the three months ended September 30, 2011, decreased margin by $3.8 million. Unrealized losses of $3.1 million for the nine months ended September 30, 2012 compared to unrealized gains of $4.1 million for the nine months ended September 30, 2011, decreased margin by $7.2 million.

For the three months ended September 30, 2012, operating expenses decreased by $1.0 million. For the nine months ended September 30, 2012, operating expenses decreased by $18.0 million, primarily due to a regulatory disallowance of $17.5 million recorded in the second quarter of 2011. See Note 17 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K. PNM incurred $1.0 million and $2.7 million in the three and nine months ended September 30, 2011 to implement several process improvement activities, which did not recur in 2012 resulting in lower operating expenses.  The benefits of these process improvement initiatives and labor savings further reduced operating expenses by $3.0 million and $4.9 million for the three and nine months ended September 30, 2012. Lower incentive compensation of $1.8 million and $1.9 million reduced operating expenses for the three and nine months ended September 30, 2012. Adjustments of $4.4 million and $6.1 million for additional taxes other than income, primarily gross receipts taxes, were recorded in the three and nine months ended September 30, 2011 with no such adjustments recorded in 2012, resulted in reduced operating expenses in 2012 compared to 2011. For the nine months ended September 30, 2012, improved plant performance at SJGS and PVNGS reduced maintenance expenses by $2.4 million compared to 2011. Also, the timing of a planned outage at a gas facility in 2011 of $1.4 million and lower vegetation management costs of $1.0 million reduced expenses for the nine months ended September 30, 2012. For the three and nine months ended September 30, 2012, these savings were offset by increases of $6.9 million and $16.3 million of energy efficiency program costs, which are recovered through revenues discussed above.

For the three months ended September 30, 2012, other income (deductions) was $10.2 million higher than 2011, primarily related to improved performance of the NDT assets of $10.8 million. PNM incurred net losses, including impairments of the NDT investments of $4.1 million, in the third quarter of 2011, compared to net gains of $5.7 million in the third quarter 2012. In addition, the equity portion of AFUDC of $0.9 million improved other income. For the nine months ended September 30, 2012, other income (deductions) was $3.0 million higher, primarily related to improved performance of the NDT assets of $2.8 million, higher equity portion of AFUDC of $3.0 million, offset by lower interest income on the PVNGS lessor notes of $2.1 million due to lower outstanding balances.

For the three and nine months ended September 30, 2012, interest expense increased $2.2 million and $6.6 million due to the issuance of $160.0 million of 5.35% long-term debt in October 2011, which increases were partially offset by $0.5 million and $2.0 million increases in the debt portion of AFUDC and $0.7 million and $2.8 million of interest charges on PNM's investment in renewable resources that are deferred for recovery through the renewable energy rider. As discussed above, PNM implemented its renewable energy rider in August 2012 and interest costs associated with its investment in renewable energy are included in amounts being recovered through the rider.

TNMP Electric

The following table summarizes the operating results for TNMP Electric:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(In millions)
Total electric operating revenues	$68.7	$67.0	$1.7	$187.4	$180.8	$6.6
Cost of energy	11.6	10.3	1.3	34.3	30.7	3.6
Margin	57.1	56.7	0.4	153.1	150.1	3.0
Operating expenses	22.3	22.5	(0.1)	64.2	67.4	(3.2)
Depreciation and amortization	13.8	12.7	1.1	37.2	33.7	3.5
Operating income	21.0	21.6	(0.6)	51.7	49.0	2.7
Other income (deductions)	0.4	0.3	0.1	1.2	0.9	0.4
Net interest charges	(7.0)	(7.3)	0.2	(21.2)	(21.9)	0.7
Earnings before income taxes	14.3	14.6	(0.3)	31.7	28.0	3.7
Income (taxes)	(5.2)	(5.7)	0.5	(11.6)	(10.8)	(0.7)
Segment earnings	$9.1	$8.9	$0.2	$20.1	$17.1	$3.0
The following table summarizes the significant changes to total electric operating revenues, cost of energy, and margin:

	2011/2012 Change
	Three Months Ended September 30,			Nine Months Ended September 30,
	Electric			Electric
	Operating	Cost of		Operating	Cost of
	Revenues	Energy	Margin	Revenues	Energy	Margin
	(In millions)
Rate increases	$—	$—	$—	$0.7	$—	$0.7
Customer usage/load	(1.1)	—	(1.1)	(2.6)	—	(2.6)
Transmission cost recovery	1.4	1.3	0.1	3.4	3.6	(0.2)
AMS surcharge	2.1	—	2.1	5.4	—	5.4
Other	(0.7)	—	(0.7)	(0.3)	—	(0.3)
Net change	$1.7	$1.3	$0.4	$6.6	$3.6	$3.0
The following table shows total electric operating revenues by retail tariff consumer class, including intersegment revenues, and average number of consumers:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(In millions, except consumers)
Residential	$33.2	$34.5	$(1.3)	$79.9	$77.8	$2.1
Commercial	22.7	21.7	1.0	65.1	62.0	3.1
Industrial	3.2	3.3	(0.1)	10.1	9.5	0.6
Other	9.6	7.5	2.1	32.3	31.5	0.8
	$68.7	$67.0	$1.7	$187.4	$180.8	$6.6
Average consumers (thousands) (1)	233.6	232.2	1.4	232.7	231.3	1.4

(1)
TNMP provides transmission and distribution services to REPs that provide electric service to consumers in TNMP's service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy. The average consumers reported above include

66,273 and 67,549 consumers for the three and nine months ended September 30, 2011, who had chosen First Choice as their REP. These consumers are also included as customers in the First Choice segment.

The following table shows GWh sales by retail tariff consumer class:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Residential	930.4	1,015.0	(84.6)	2,173.4	2,319.4	(146.0)
Commercial	692.5	703.7	(11.2)	1,796.7	1,825.7	(29.0)
Industrial	695.4	675.2	20.2	2,025.6	1,931.1	94.5
Other	26.5	28.7	(2.2)	78.0	82.5	(4.5)
	2,344.8	2,422.6	(77.8)	6,073.7	6,158.7	(85.0)

(1)
The GWh sales reported above include 324.1 and 775.3 GWhs for the three and nine months ended September 30, 2011 used by consumers who had chosen First Choice as their REP. These GWhs are also included below in the First Choice segment.

For the three months ended September 30, 2012, temperatures were cooler compared to the extremely warm summer in 2011 reducing revenues and margin. The reductions in revenues and margin were partially offset by an increase in the average number of consumers and higher usage per consumer, excluding impacts from weather. For the nine months ended September 30, 2012, milder weather compared to 2011, also reduced revenues and margin. An increase in the number of consumers, increased usage per consumer, and an increase in rates partially offset the weather impacts. For the three and nine months ended September 30, 2012, the AMS surcharge improved revenues and margin by $2.1 million and $5.4 million, including a return on investment of $0.2 million and $0.8 million. The remaining surcharge revenues offset increases in operating expenses and depreciation. On September 27, 2012, TNMP implemented a $2.5 million annual increase in its transmission cost of service rates to recover additional investment in transmission plant and associated costs. See Note 10.

For the three months ended September 30, 2012, savings from process improvement initiatives and labor efficiencies of $1.0 million reduced operating expenses. These reductions are offset by $1.1 million costs associated with the implementation of AMS, which are recovered via the surcharge described above. For the nine months ended September 30, 2012, operating expenses are lower compared to the same period in 2011, primarily due to a regulatory disallowance of $3.9 million recorded in the second quarter of 2011. See Note 10. In addition, operating expenses for the nine months ended September 30, 2012 reflect reductions due to process improvement initiatives and labor efficiencies of $2.6 million and lower maintenance costs of $1.1 million due to a spike in reliability related costs caused by severe drought conditions in 2011. An increase of $2.1 million of AMS related costs, which are recovered via a surcharge, offset these savings.

Increases in depreciation and amortization expenses for the three and nine months ended September 30, 2012 are mainly due to the AMS investment, which is recovered through the surcharge discussed above. In addition, increases in transmission plant also increased depreciation expense.

Interest expense decreased in 2012 as a result of TNMP refinancing its term loan in September 2011.

First Choice

As discussed in Note 14, PNMR sold First Choice on November 1, 2011. The table below summarizes the operating results for First Choice for the three and nine months ended September 30, 2011:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(In millions)
Total electric operating revenues	$171.0	$405.5
Cost of energy	144.0	303.3
Margin	27.0	102.2
Operating expenses	25.1	67.7
Depreciation and amortization	0.3	1.0
Operating income	1.5	33.5
Other income (deductions)	(0.1)	(0.4)
Net interest charges	(0.2)	(0.5)
Earnings before income taxes	1.2	32.6
Income (taxes)	(0.6)	(11.8)
Segment earnings	$0.6	$20.7

The following table shows total electric operating revenues by customer class and actual number of customers:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(In millions, except customers)
Residential	$104.2	$241.9
Commercial	62.5	152.2
Other	4.3	11.4
	$171.0	$405.5
Actual customers (thousands) (1,2)	223.1	223.1

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

(2)
Due to the competitive nature of First Choice’s business, actual customer counts are presented in the table above as a more representative business indicator than the average consumers that are shown in the table for TNMP.

The following table shows GWh electric sales by customer class(1):

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Residential	812.8	1,871.5
Commercial	569.5	1,397.8
	1,382.3	3,269.3

(1)	See note above in the TNMP Electric segment discussion about the impact of TECA.

During the three and nine months ended September 30, 2011, favorable weather and increases in both MWh sales and number of customers, which were partially offset by a decrease in average revenue rates, favorably impacted operating revenues. Due to extreme temperatures during the three months ended September 30, 2011, First Choice incurred significantly higher purchased power costs per MWh which negatively impacted the total amount of cost of energy.

First Choice managed its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margin.  Accordingly, First Choice had forward contracts for the purchase of energy to cover the future load requirements for most of its fixed price sales contracts.  Gains or losses on unrealized economic hedges represent changes in unrealized fair value estimates related to these forward supply contracts.  Changes in the fair value of supply contracts that were not designated or were not eligible for hedge or normal purchase or sales accounting were marked to market through current period earnings as required by GAAP. During 2011, market energy prices increased, which resulted in unrealized mark-to-market gains on certain of First Choice's forward supply contracts.  First Choice was not required to mark the related fixed price sales contracts to market, which would likely show offsetting gains and losses as market energy prices fluctuate.  Gains on unrealized economic hedges increased segment earnings by $1.7 million in the nine months ended September 30, 2011.
The allowance for uncollectible accounts and related bad debt expense was based on collections and write-off experience. Lower customer departures, lower default rates, and an increase in commercial customers reduced bad debts in 2011 compared to previous years. Initiatives to reduce bad debts included efforts to reduce the default rate experienced for customers switching to another REP and increased focus on identifying new customer prospects that were more likely to demonstrate desired payment behavior. First Choice focused its marketing efforts on commercial customers and customers with established payment patterns. First Choice also increased the credit score required to become a customer and expanded the circumstances where customers were required to provide advance deposits to obtain service, or both. Bad debt expense was $7.6 million and $17.9 million for the three and nine months ended September 30, 2011.

During 2011, increases in marketing and operational costs were partially offset by a decrease in incentive compensation expense. The increases in operational costs were primarily related to developing a pre-pay option for customers and establishing local office locations. Interest expense decreased in 2011 primarily due to lower short-term debt.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(In millions)
Total revenues	$—	$(12.2)	$12.2	$—	$(30.8)	$30.8
Cost of energy	—	(12.2)	12.2	—	(30.6)	30.6
Margin	—	—	—	—	(0.1)	0.1
Operating expenses	(4.8)	(1.6)	(3.2)	(12.7)	(7.2)	(5.5)
Depreciation and amortization	4.6	4.3	0.3	13.1	12.8	0.3
Operating income (loss)	0.2	(2.7)	2.9	(0.4)	(5.7)	5.3
Other income (deductions)	(0.9)	(1.7)	0.8	(4.9)	(5.0)	0.1
Net interest charges	(4.2)	(5.1)	0.9	(12.4)	(15.2)	2.8
Earnings (loss) before income taxes	(4.9)	(9.6)	4.7	(17.8)	(26.0)	8.2
Income (taxes) benefit	2.9	5.4	(2.5)	8.9	12.0	(3.1)
Segment earnings (loss)	$(2.0)	$(4.1)	$2.1	$(8.9)	$(14.0)	$5.0

The Corporate and Other segment includes consolidation elimination of revenue and cost of energy between business segments, primarily related to TNMP's sale of transmission services to First Choice prior to November 1, 2011, when PNMR sold First Choice. Accordingly, there was no elimination of intersegment revenue in 2012.
Operating expense decreased primarily due to legal and consulting expenses incurred in 2011 related to assessment of strategic alternatives for PNMR's competitive businesses that did not recur in 2012.
Depreciation expense increased $1.0 million and $2.6 million in the three and nine months ended September 30, 2012 compared to 2011 due to accelerated amortization of leasehold improvements for part of its corporate headquarters. The accelerated amortization is offset by lower depreciation on software applications of $0.9 million and $2.5 million for the three and nine months ended September 30, 2012 compared to 2011. Changes in depreciation and amortization are offset in operating expenses as a result of allocation of these costs to other business segments. PNM and TNMP defer their allocations of the accelerated amortization of leasehold improvements as regulatory assets to be recovered through rates.

Other income and deductions increased for the three months ended September 30, 2012 compared to 2011 as a result of recording an additional pre-tax gain of $1.0 million on the sale of First Choice (Note 14). This gain was offset by lower performance on other investments for the nine months ended September 30, 2012 compared to 2011.

Interest charges decreased $1.2 million and $3.5 million for the three and nine months ended September 30, 2012 compared to 2011 due to the re-acquisition of $50.0 million of PNMR 9.25% senior unsecured notes in November 2011.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the nine months ended September 30, 2012 compared to September 30, 2011 are summarized as follows:

	Nine Months Ended September 30,
	2012	2011	Change
		(In millions)
Net cash flows from:
Operating activities	$205.0	$198.5	$6.5
Investing activities	(188.0)	(204.8)	16.8
Financing activities	(26.8)	16.7	(43.5)
Net change in cash and cash equivalents	$(9.7)	$10.4	$(20.1)

The changes in PNMR's cash flows from operating activities relate primarily to improved results of operations at PNM and TNMP, primarily due to rate increases, and the receipt of $21.6 million for governmental grants related to renewable energy initiatives. Increases were offset by contributions to the PNM and TNMP pension and other postretirement benefit plans of $86.9 million in 2012 compared to $38.6 million in 2011 and income taxes paid of $5.3 million in 2012 compared to refunds of $3.7 million in 2011.

The changes in PNMR's cash flows from investing activities relate primarily to changes in utility plant additions. At PNM, total utility plant additions in 2012 compared to 2011 decreased by $40.8 million, after an increase of $4.0 million related to nuclear fuel purchases. PNM additions in 2011 included $57.0 million related to solar projects, which were completed by the end of 2011. TNMP utility plant additions increased $17.0 million in 2012 compared to 2011, including increases of $10.8 million in transmission projects and $1.5 million related to the AMS deployment. Plant additions at the Corporate and Other segment also increased $2.3 million in 2012. Construction expenditures were funded primarily through cash flows from operating activities and short-term borrowings in both 2012 and 2011.

The changes in cash flows from financing activities relate primarily to increased short-term borrowings in 2012. Net cash outflows of $11.6 million to satisfy stock-based awards in 2012 compared to $2.7 million in 2011 also contributed to the change.

Financing Activities

See Note 6 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K, for additional information concerning the Company's financing activities. In May 2012, PNM received NMPRC approval to participate in the refunding of $20.0 million of PCRBs. PNM also received NMPRC authority to exercise the two one-year extension options under the PNM Revolving Credit Facility. The PNMR Revolving Credit Facility also provides for two one-year extension options although NMPRC authority to exercise them is not required. In October 2012, the first of the one-year extension options for the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility were exercised extending the expiration of both facilities to October 31, 2017.

In September 2012, PNM participated in the issuance of $20.0 million of new PCRBs by the City of Farmington, New Mexico, which bear interest at 2.54% and mature September 1, 2042 with a mandatory tender on June 1, 2017. The new PCBRs refunded a $20.0 million series of PCRBs, which bore interest at 5.15% and matured in 2037, that were redeemed at par and retired.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR's current construction program include:

•	Upgrading generation resources and additional renewable energy projects

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through September 30, 2012, are:

	2012	2013-2016	Total
	(In millions)
Construction expenditures	$283.9	$1,011.0	$1,294.9
Dividends on PNMR common stock	44.6	184.8	229.4
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$329.0	$1,197.9	$1,526.9
The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. Estimates for construction expenditures currently do not include any significant expenditures for environmental control facilities. The construction expenditures above do not include amounts for environmental upgrades at SJGS or Four Corners that may be required by EPA to address regional haze or other environmental compliance requirements, additional renewable resources that may be required to meet the RPS, or additional peaking resources that may be needed to meet needs outlined in PNM's current IRP. Potential expenditures to address regional haze are discussed in Note 9. PNM currently estimates that additional potential expenditures of approximately $120 million for renewable resources and $80 million for peaking resources could be incurred in the 2013-2016 period, subject to NMPRC approval and other considerations. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2011 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the nine months ended September 30, 2012, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements.

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
Liquidity
PNMR's liquidity arrangements include the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility that both expire in 2017 and the TNMP Revolving Credit Facility that expires in December 2015. The PNMR Revolving Credit Facility has a financing capacity of $300.0 million, the PNM Revolving Credit Facility has a financing capacity of $400.0 million, and the TNMP Revolving Credit Facility has a financing capacity of $75.0 million. The Company believes the terms and conditions of its facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  Each of the facilities contains one financial covenant, which requires the maintenance of debt-to-capital ratios of less than or equal to 65%.  These ratios for PNMR and PNM reflect the present value of payments under the PVNGS and EIP leases as debt.
These facilities provide short-term borrowing capacity and also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company's business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Short-term borrowings at PNMR ranged from $113.0 million to $130.7 million during the three months ended September 30, 2012 and from $14.0 million to $141.1 million during the nine months ended September 30, 2012. PNM short-term borrowings ranged from zero to $88.5 million during the three months ended September 30, 2012 and from zero to $167.9 million during the nine months ended September 30, 2012. There were no borrowings under the TNMP Revolving Credit Facility during the nine months ended September 30, 2012. At September 30, 2012, the average interest rate was 1.97% for borrowings outstanding under the PNMR Revolving Credit Facility. PNMR also had a $5.0 million bi-lateral line of credit with a single financial institution that was allowed to expire in August 2012.
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
In addition to its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements through 2016. This could include debt refinancing, new debt issuances, and/or new equity.
The Company's ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

•	Ability to earn a fair return on its investments

•	Results of operations

•	Ability to obtain required regulatory approvals

•	Conditions in the financial markets

•	Credit ratings
The credit ratings for PNMR, PNM, and TNMP were set forth under the heading Liquidity in the MD&A contained in the 2011 Annual Reports on Form 10-K. On April 13, 2012, S&P raised the corporate credit rating for PNMR as well as the senior debt ratings for PNMR and TNMP and the preferred stock rating for PNM. S&P changed the outlook to stable for all entities. As of October 26, 2012, ratings on the Company's securities were as follows:

	PNMR	PNM	TNMP
S&P
Senior secured debt	*	*	BBB+
Senior unsecured debt	BB+	BBB-	*
Preferred stock	*	BB	*
Moody's
Senior secured debt	*	*	A3
Senior unsecured debt	Ba1	Baa3	*
Preferred stock	*	Ba2	*
* Not applicable

A summary of liquidity arrangements as of October 26, 2012 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
		(In millions)
Financing capacity - revolving credit facility	$300.0	$400.0	$75.0	$775.0

Amounts outstanding as of October 26, 2012:
Revolving credit facility	106.4	—	—	106.4
Letters of credit	11.3	3.5	0.3	15.1

Total short–term debt and letters of credit	117.7	3.5	0.3	121.5

Remaining availability as of October 26, 2012	$182.3	$396.5	$74.7	$653.5
Invested cash as of October 26, 2012	$—	$6.6	$—	$6.6
The above table excludes intercompany debt. The remaining availability under the revolving credit facilities at any point in time varies based on a number of factors, including the timing of collections of accounts receivables and payments for construction and operating expenditures.
For offerings of securities registered with the SEC, PNMR has a shelf registration statement expiring in March 2014. This shelf registration statement has unlimited availability and can be amended to include additional securities, subject to certain restrictions and limitations. PNMR can also offer new shares of common stock through the PNM Resources Direct Plan under a separate SEC shelf registration statement that expires in August 2015. PNM has a shelf registration statement for up to $440.0 million of senior unsecured notes that will expire in May 2014.
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

	September 30, 2012	December 31, 2011
PNMR
PNMR common equity	49.2%	48.3%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	50.5%	51.4%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	50.8%	49.7%
Preferred stock	0.5%	0.5%
Long-term debt	48.7%	49.8%
Total capitalization	100.0%	100.0%

TNMP
Common equity	60.3%	59.8%
Long-term debt	39.7%	40.2%
Total capitalization	100.0%	100.0%

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

PNM has several programs underway to reduce GHG from its generating plants, thereby reducing its exposure to climate change regulation. See Note 10. In 2011, PNM completed construction of 22 MW of utility-scale solar generation located at five sites on PNM's system throughout New Mexico. In April 2012, PNM filed its 2013 Renewable Energy Plan, which calls for an additional 20 MW of PNM-owned solar facilities to be in service by the end of 2013 and a 20-year PPA for the output of a 10-MW geothermal facility to be in service by January 1, 2014. Additionally, PNM has a customer distributed solar generation program that is expected to grow distributed solar from the 14 MW installed at the end of 2011 to 21 MW by the end of 2012. Once fully subscribed, the distributed solar programs will reduce PNM's production from fossil-fueled electricity generation by 82 GWh per year. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a 2012 annual budget of over $17 million that projects electricity savings in 2012 of an estimated 63 GWh. Over the next 19 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 12,870 GWh of electricity, which will avoid at least 6.1 million metric tons of CO2 based upon projected emissions from PNM's system-wide portfolio with and without these programs. These estimates are subject to change given that it is difficult to accurately estimate avoidance because of the high uncertainty of many of the underlying variables and complex interrelationships between those variables, including changes in demand for electricity.
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
Approximately 81.9% of PNM's owned and leased generating capacity at December 31, 2011 consisted of coal or gas-fired generation that produces GHG, all of which is located within the United States. The Company does not anticipate any direct impact from any near-term international accords. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG, including plant performance.  For example, if PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. If new natural gas-fired generation resources are added to meet increased load as anticipated in PNM's current IRP, GHG would be incrementally increased. Because of the Company's dependence on fossil-fueled generation, any legislation that imposes a limit or cost on GHG will impact the cost at which electricity is produced. While PNM expects to be entitled to recover that cost through rates, the timing and outcome of proceedings for cost recovery is uncertain. In addition, to the extent that any additional costs are recovered through rates, customers may reduce their demand, relocate facilities to other areas with lower energy costs, or take other actions that ultimately would adversely impact the Company.
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
In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule (the "Tailoring Rule") to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule is to “tailor” the applicability of two programs, PSD and Title V operating permit programs, to avoid impacting millions of small GHG emitters. The rule focuses on the largest sources of GHG, including fossil-fueled electric generating units. This program currently covers new construction projects that emit GHG of at least 100,000 tons per year (even if PSD is not triggered for other pollutants). In addition, modifications at existing facilities that increase GHG by at least 75,000 tons per year will be subject to PSD permitting requirements, even if they do not significantly increase emissions of any other pollutant. EPA had indicated in its original Tailoring Rule that it might extend PSD regulation to smaller emission sources. However, on July 3, 2012, EPA finalized the third phase of the rule by keeping the permitting thresholds where they are. All of PNM's fossil-fueled generating plants are classified as PSD major CO2 sources and potentially subject to the Tailoring Rule, but the existing plants do not have any currently planned projects that would trigger PSD permitting for GHG. Any newly constructed power plant would likely be subject to the Tailoring Rule.
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

On March 27, 2012, EPA issued its proposed carbon pollution standards for the emission of GHG from new fossil-fueled electric generating units (“EGUs”). The proposed NSPS sets a limit of 1,000 lb CO2/MWh and covers newly constructed fossil-fueled EGUs that are larger than 25 MW. The proposed limit is based on the performance of natural gas combined cycle technology. Therefore, coal-fired power plants would likely only be able to comply with the standard by using carbon capture and sequestration technology. The proposed rule includes an exemption for simple cycle EGUs. However, during the comment period, EPA solicited comments on whether to drop the exemption and instead exempt any fossil-fueled EGU that limits electric generation to one-third of its annual generating capacity. The proposed rule, as written, does not include limits that apply to existing power plants, or proposed plants that already have a complete preconstruction permit and commence construction within 12 months of the issuance of the proposed rule. In a separate future action, EPA may issue existing sources CO2 emission guidelines. The proposal is the first NSPS issued for CO2, and although it is limited to new sources, it has potential far-reaching implications for the utility industry. When finalized, the standard could serve as Best Available Control Technology analysis for PSD permitting for new GHG sources under the Tailoring Rule. It is not clear whether this standard might also apply to existing sources making major modifications that would require pre-construction permits under the Tailoring Rule, but completion of the proposed NSPS for new EGUs is a prerequisite for EPA to promulgate GHG standards for existing sources. The proposed rule was published in the Federal Register on April 13, 2012. EPA accepted comment on the proposed rule through June 25, 2012.
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

On August 2, 2012, thirty-three New Mexico organizations representing public health, business, environmental, consumers, Native American and other interested parties filed a petition for rulemaking with the NMPRC. The petition asks the NMPRC to issue a NOPR regarding the implementation of an Optional Clean Energy Standard for electric utilities located in New Mexico. The proposed standard would have utilities that elect to participate reduce their CO2 emissions by 3% per year. Utilities that opt into the program would be assured recovery of their reasonable compliance costs. The NMPRC scheduled a workshop to discuss whether they have authority to proceed with the NOPR.

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
In July 2011, FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development.  Order 1000 calls for significant changes to the transmission process of WestConnect, an organization of utility companies providing transmission of electricity, in the western region that includes PNM.  The impacts of the new requirements of Order 1000 relating to future transmission development and ownership on PNM are uncertain.  Much of the work needed to be able to comply must be done at the subregional level and PNM is working through WestConnect in developing both its own and regional compliance filings. PNM and other WestConnect participants filed a modified version of Attachment K to their transmission tariffs for regional compliance on October 11, 2012. A second compliance filing will be made in April 2013 to address the planning and cost allocation between WestConnect and other regions.

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

Other Matters
As discussed under Employees in Item 1. Business in the 2011 Annual Reports on Form 10-K, at December 31, 2011, PNM Electric had 635 employees in its power plant and operations areas covered by a collective bargaining agreement with the IBEW that was entered into in May 2009. PNMR has no other employees represented by unions.  Negotiations for a new agreement with the IBEW began on January 30, 2012.  In the negotiations, PNM focused its efforts towards meeting four objectives:  improved safety, continued compliance, continued reliability, and cost management. The IBEW and PNM reached a tentative agreement on July 7, 2012 for the period of July 7, 2012 to April 30, 2015. The agreement was ratified by the IBEW on July 27, 2012. The agreement includes wage increase provisions of 2% effective July 7, 2012, May 1, 2013, and May 1, 2014.  The wages and benefits for all PNM employees who are members of the IBEW are typically included in the rates charged to electric customers, subject to approval of the NMPRC.

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

As of September 30, 2012, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2011 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

Because actual results may differ materially from those expressed or implied by these forward-looking statements, PNMR, PNM, and TNMP caution readers not to place undue reliance on these statements. PNMR's, PNM's, and TNMP's business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond their control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. These factors include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, PNMR and its subsidiaries are exposed to a variety of market risks. Market risk is the potential loss or gain that may occur as a result of changes in the market or fair value of a particular instrument or commodity. All financial and commodity-related instruments, including derivatives, are subject to market risk. The Company had no trading transactions during the year ended December 31, 2011 and the nine months ended September 30, 2012.
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
The following table details the changes in PNMR’s net asset or liability balance sheet position for mark-to-market energy transactions other than cash flow hedges:

	Nine Months Ended
	September 30,
	2012	2011
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$(356)	$(22,975)
Amount realized on contracts delivered during period	(3,695)	4,407
Changes in fair value	619	1,462
Net mark-to-market change recorded in earnings	(3,076)	5,869
Net change recorded as regulatory assets and liabilities	(42)	(140)
Unearned/prepaid option premiums	—	904
Settlement of de-designated cash flow hedges	—	183
Net fair value at end of period	$(3,474)	$(16,159)
The following table provides the maturity of PNMR’s net assets (liabilities) other than cash flow hedges, giving an indication of the calendar year in which these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at September 30, 2012

	Settlement Dates
	2012	2013	2014	2015	2016
	(In thousands)
Economic hedges
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	587	(1,820)	(1,300)	(633)	(308)
Prices based on models and other valuations	—	—	—	—	—
Total	$587	$(1,820)	$(1,300)	$(633)	$(308)

During the year ended December 31, 2011 and the nine months ended September 30, 2012, PNMR had no commodity derivative instruments designated as cash flow hedging instruments.

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

PNM measures VaR for all transactions that are not directly asset-related and have economic risk. PNM did not have any non-asset backed transactions for the nine months ended September 30, 2012 and 2011. PNM also measures VaR for the positions in its wholesale portfolio.

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

The Company's risk measures are regularly monitored by the Company's RMC. The RMC has put in place procedures to ensure that increases in risk measures that exceed the prescribed limits are reviewed and, if deemed necessary, acted upon to reduce exposures. VaR or GEaR limits were not exceeded during the nine months ended September 30, 2012 or 2011.

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

The following table provides information related to PNMR’s credit exposure as of September 30, 2012. The table further delineates that exposure by the credit worthiness (credit rating) of the counterparties and provides guidance as to the concentration of credit risk to individual counterparties. The PVNGS and EIP lessor notes are not exposed to credit risk, since the notes are repaid as PNM makes payments on the underlying leases. Other investments (Note 4) have no significant counterparty credit risk.

Schedule of Credit Risk Exposure
September 30, 2012

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$3,567	2	$1,448
Non-investment grade	—	—	—
Internal ratings:
Investment grade	—	—	—
Non-investment grade	410	—	—
Total	$3,977		$1,448

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

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than full requirements customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses (pursuant to contract terms). Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by available credit collateral. Credit collateral includes cash deposits, letters of credit, and parental guarantees received from counterparties. Amounts are presented before the application of such credit collateral instruments. At September 30, 2012, PNMR held no credit collateral to offset its credit exposure.

The Company provides for losses due to market and credit risk. Net credit risk for the Company’s largest counterparty as of September 30, 2012 was $5.3 million, which is due from a full requirements customer.

Interest Rate Risk

The Company has long-term debt which subjects it to the risk of loss associated with movements in market interest rates. The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 4.5%, or $94.0 million, if interest rates were to decline by 50 basis points from their levels at September 30, 2012. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. TNMP has long-term debt of $50.0 million that bears interest at a variable rate. However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk. At October 26, 2012, PNMR had $106.4 million of consolidated short-term debt outstanding under its revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $775.0 million. These facilities bear interest at variable rates, which averaged 1.97% for PNMR borrowings outstanding on October 26, 2012, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The securities held by PNM in the NDT had an estimated fair value of $186.8 million at September 30, 2012, of which 48.9% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at September 30, 2012, the decrease in the fair value of the fixed-rate securities would be 3.1%, or $2.8 million. The PVNGS and EIP lessor notes, described above, are not exposed to interest rate risk. PNM and TNMP do not directly recover or return through rates any losses or gains on the securities, including equity investments discussed below, in the trusts for nuclear decommissioning. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations. PNM is at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market risks discussed below to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The NDT and the trust for post-term reclamation of the coal mines serving SJGS hold certain equity securities at September 30, 2012. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. At September 30, 2012, these equity securities were valued at $95.2 million. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $9.5 million.

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

Changes in internal controls

There have been no changes in each of PNMR’s, PNM's, and TNMP's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM's, and TNMP's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 9 and 10 in the Notes to Condensed Consolidated Financial Statements for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.

•	The Clean Air Act – Regional Haze – SJGS

•	The Clean Air Act – Regional Haze – Four Corners

•	The Clean Air Act – SJGS Operating Permit Challenge

•	The Clean Air Act – Citizen Suit Under the Clean Air Act

•	The Clean Air Act – Navajo Nation Environmental Issues

•	The Clean Air Act – Four Corners New Source Review

•	Endangered Species Act

•	Santa Fe Generating Station

•	Coal Combustion Byproducts Waste Disposal – Sierra Club Allegations

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Begay v. PNM et al

•	Transmission Issues

•	PNM – Renewable Portfolio Standard

•	PNM – Energy Efficiency and Load Management – Disincentives/Incentives Adder

•	PNM – 2010 Electric Rate Case

•	PNM – Emergency FPPAC

•	PNM – Transmission Rate Case

•	PNM – Firm-Requirements Wholesale Customer Rate Case

•	TNMP – Interest Rate Compliance Tariff

•	TNMP – Advanced Meter System Deployment and Surcharge Request

•	TNMP – Remand of ERCOT Transmission Rates for 1999 and 2000

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

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR. with all amendments to and including December 8, 2009 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed December 11, 2009)

3.5	PNM	Bylaws of PNM with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, as amended effective June 26, 2011 (incorporated by reference to Exhibit 3.6 to TNMP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

4.1	PNM	Tenth Supplemental Indenture, dated as of September 1, 2012, between PNM and Union Bank, N.A. (ultimate successor as trustee to The Chase Manhattan Bank), as Trustee

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	PNMR, PNM, and TNMP	XBRL Instance Document

101.SCH	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	November 2, 2012	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)