Form 10-K
period 2012-12-31
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2013-03-01
CIK 22767, 81023, 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

Commission File Number	Names of Registrants, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
001-32462	PNM Resources, Inc. (A New Mexico Corporation) 414 Silver Ave. SW Albuquerque, New Mexico 87102-3289 (505) 241-2700	85-0468296
001-06986	Public Service Company of New Mexico (A New Mexico Corporation) 414 Silver Ave. SW Albuquerque, New Mexico 87102-3289 (505) 241-2700	85-0019030
002-97230	Texas-New Mexico Power Company (A Texas Corporation) 577 N. Garden Ridge Blvd. Lewisville, Texas 75067 (972) 420-4189	75-0204070
Securities Registered Pursuant To Section 12(b) Of The Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
PNM Resources, Inc.	Common Stock, no par value	New York Stock Exchange
Securities Registered Pursuant To Section 12(g) Of The Act:

Registrant	Title of Each Class
Public Service Company of New Mexico	1965 Series, 4.58% Cumulative Preferred Stock
($100 stated value without sinking fund)
Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PNM Resources, Inc. (“PNMR”)	YES ✓	NO
Public Service Company of New Mexico (“PNM”)	YES	NO ✓
Texas-New Mexico Power Company (“TNMP”)	YES	NO ✓

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PNMR	YES	NO ✓
PNM	YES	NO ✓
TNMP	YES ✓	NO

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
PNMR	✓		__
PNM	__		✓
TNMP	__		✓
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). YES         NO  ✓
As of February 22, 2013, shares of common stock outstanding were:

PNMR	79,653,624
PNM	39,117,799
TNMP	6,358
On June 29, 2012, the aggregate market value of the voting common stock held by non-affiliates of PNMR as computed by reference to the New York Stock Exchange composite transaction closing price of $19.54 per share reported by The Wall Street Journal, was $1,556,431,813. PNM and TNMP have no common stock held by non-affiliates.
PNM AND TNMP MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I) (1) (a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION (I) (2).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference into Part III of this report:
Proxy Statement to be filed by PNMR with the SEC pursuant to Regulation 14A relating to the annual meeting of stockholders of PNMR to be held on May 9, 2013.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
ABO	Accumulated Benefit Obligation
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APBO	Accumulated Postretirement Benefit Obligation
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
ARO	Asset Retirement Obligation
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAA	Clean Air Act
Cascade	Cascade Investment, L.L.C.
CCB	Coal Combustion Byproducts
CO2	Carbon Dioxide
CTC	Competition Transition Charge
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Delta	Delta-Person Generating Station
DOE	United States Department of Energy
DOI	United States Department of Interior
ECJV	ECJV Holdings, LLC
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EPA	United States Environmental Protection Agency
EPE	El Paso Electric
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
First Choice	FCP Enterprises, Inc. and Subsidiaries
Four Corners	Four Corners Power Plant
FPL	FPL Energy New Mexico Wind, LLC
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
GEaR	Gross Earnings at Risk
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
KW	Kilowatt
KWh	Kilowatt Hour

LIBOR	London Interbank Offered Rate
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NERC	North American Electric Reliability Council
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOI	Notice of Inquiry
NOPR	Notice of Proposed Rulemaking
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
Optim Energy	Optim Energy, LLC, a limited liability company, formerly known as EnergyCo, LLC
OSM	United States Office of Surface Mining Reclamation and Enforcement
PBO	Projected Benefit Obligation
PCRBs	Pollution Control Revenue Bonds
PG&E	Pacific Gas and Electric Co.
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Revolving Credit Facility	PNM's $400.0 Million Unsecured Revolving Credit Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Revolving Credit Facility	PNMR's $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan Agreement	PNMR’s $100 Million Unsecured Term Loan Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico's Renewable Energy Act of 2004
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RMC	Risk Management Committee

v

RPS	Renewable Energy Portfolio Standard
SCE	Southern California Edison Company
SCPPA	Southern California Public Power Authority
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
SRP	Salt River Project
S&P	Standard and Poor’s Ratings Services
TCEQ	Texas Commission on Environmental Quality
TECA	Texas Electric Choice Act
Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2011 Term Loan Agreement	TNMP's $50 Million Secured Term Loan
TNMP Revolving Credit Facility	TNMP’s $75 Million Revolving Credit Facility
TNP	TNP Enterprises, Inc. and Subsidiaries
Tri-State	Tri-State Generation and Transmission Association, Inc.
Tucson	Tucson Electric Power Company
UAMPS	Utah Associated Municipal Power System
Valencia	Valencia Energy Facility
VaR	Value at Risk
WACC	Weighted Average Cost of Capital
WEG	WildEarth Guardians
WSPP	Western Systems Power Pool

PART I

ITEM 1.	BUSINESS

THE COMPANY
Overview
PNMR is an investor-owned holding company of utilities providing electricity and energy efficiency products and services in New Mexico and Texas. With PNMR's exit from its unregulated businesses in 2011, PNMR is now fully repositioned as a holding company of regulated electric utilities focused on achieving the following strategic goals:

•	Earning authorized returns on its regulated businesses

•	Continuing to improve credit ratings

•	Providing a top quartile total return to investors

PNMR's success in accomplishing these strategic goals is highly dependent on continued favorable regulatory treatment for its regulated utilities. Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. The PUCT has approved mechanisms that allow for recovery of capital invested in transmission and distribution projects without having to file a general rate case. In 2011, PNM and TNMP completed general rate proceedings before their state regulators. In August 2012, PNM implemented a rate rider to collect renewable energy procurement costs that are not otherwise being collected in rates. On January 2, 2013, FERC approved a settlement for an increase in rates PNM charges its transmission customers and, in December 2012, PNM filed for an additional increase in rates charged to those customers based on a formula rate methodology, which is pending before FERC. PNM has also reached a settlement for an increase in rates charged to its largest firm-requirements wholesale customer, which is pending before FERC. In September 2012, TNMP received PUCT approval for an increase in its rates to reflect increases in its transmission cost of service. Additional information about rate filings is provided in Note 17.

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

Financial information relating to amounts of sales, revenue, net income, and total assets of reportable segments is contained in MD&A and Note 2.

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

Also available on the Company's website at www.pnmresources.com/investors/governance.cfm and in print upon request from any shareholder are our:

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

OPERATIONS AND REGULATION
Regulated Operations
PNM

PNM is an electric utility that provides electric generation, transmission, and distribution service to its rate-regulated customers. In New Mexico, the utility's retail electric service territory covers a large area of north central New Mexico, including the cities of Albuquerque, Rio Rancho, and Santa Fe, and certain other areas of southern New Mexico. PNM also provides electricity to firm-requirements wholesale customers in New Mexico and Arizona. Service to retail electric customers is subject to the jurisdiction of the NMPRC. Service to wholesale customers is regulated by FERC. Regulation encompasses the utility's electric rates, service, accounting, issuances of securities, construction of major new generation, transmission, and distribution facilities, and other matters.

Other services provided by PNM include transmission services to third parties as well as the generation and sale of electricity into the wholesale market, which services are regulated by FERC. The utility owns or leases transmission lines, interconnected with other utilities in New Mexico, Texas, Arizona, Colorado, and Utah. The largest retail electric customer served by PNM accounted for 3.6% of the utility's revenues for the year ended December 31, 2012. PNM was incorporated in the State of New Mexico in 1917.

Rate Proceedings

Customer rates for retail electric service are set by the NMPRC. PNM made a general rate case filing in June 2010. On August 8, 2011, the NMPRC issued a final order modifying a stipulation reached by PNM and other parties in this case. The modified stipulation provides:

•	$72.1 million increase in annual non-fuel revenues for all New Mexico retail customers, implemented August 21, 2011

•	Customers formerly served by TNMP prior to its acquisition by PNMR (“PNM South”) being covered by the same FPPAC utilized for other retail customers of PNM (“PNM North”)

•	Subject to further NMPRC approvals, recovery of costs associated with NMPRC approved renewable energy procurement plans through a rate rider beginning no earlier than August 2012

•
No new general rate adjustment effective prior to July 1, 2013, unless PNM needs to file for recovery of costs to comply with any federal or state environmental law or requirement effective after June 30, 2010

•	Limit on annual recovery of costs for fuel, renewable energy, and energy efficiency, with recovery of additional amounts deferred for collection to future periods
As permitted by the above NMPRC order, PNM filed an application in January 2012 for a rate rider to collect costs for renewable energy procurements incurred after December 31, 2010 that are not otherwise being collected in rates. These costs include the procurement of solar RECs from customers, wind resource procurements, and the revenue requirements for PNM-owned solar PV facilities and a solar battery storage demonstration project that went into service during 2011. On August 14, 2012, the NMPRC issued an order approving the rider. PNM implemented the rider on August 20, 2012. The rider will terminate upon a final order in PNM's next general rate case unless that order authorizes a continuation of the rider. Amounts that can be collected under the rider are capped at $18.0 million in 2012 and $24.6 million in 2013. Any amounts above the caps are deferred for future recovery without carrying costs. Collections under the rider during 2012 were below the cap. As a separate component of the rider, if PNM's earned return on jurisdictional equity in 2013, adjusted for weather and other items not representative of normal operation, exceeds 10.5%, it will refund to customers during May through December 2014 the amount over 10.5%.

PNM has entered into firm-requirements wholesale contracts to provide electricity to various customers. These contracts contain both capacity charges and energy charges. Capacity charges are monthly payments for a commitment of resources to service the contract requirements. Energy charges are payments based on the amount of electricity delivered to the customer and are intended to compensate for the variable costs incurred to provide the energy. PNM's firm-requirements demand was 109 MW in 2012, and is expected, based solely on existing contracts, to be 106 MW in 2013, 106 MW in 2014, and 108 MW in 2015. No firm-requirements customer of PNM accounted for more than 2.5% of PNM's revenues for the year ended December 31, 2012.

In September 2011, PNM filed with FERC to increase rates for electric service and ancillary services provided to NEC, PNM's largest firm-requirements wholesale customer. PNM also requested a traditional FPPAC and full recovery of certain third-party transmission charges. FERC issued an order allowing the increased rates to be collected beginning April 14, 2012, subject to refund. The parties agreed to a settlement providing for an increase in rates of $5.3 million, an extension of the contract for 10 years, and an agreement that PNM will be able to file an application for formula based rates to be effective in 2015. The settlement has been filed with FERC and is pending FERC approval. PNM is unable to predict the outcome of this proceeding. PNM provides both energy and power services to the City of Gallup, New Mexico, its second largest firm-requirements wholesale customer, under an electric service agreement that expires June 30, 2013.  PNM and the City of Gallup are in discussions regarding PNM continuing to provide services after the current agreement expires.
In October 2010, PNM filed a notice with FERC to increase its wholesale electric transmission rates for all of PNM's wholesale electric transmission service customers, which include other utilities, electric cooperatives, and entities that use PNM's transmission system to transmit power at the wholesale level.  The proposed rates were implemented on June 1, 2011, subject to refund. On January 2, 2013, FERC approved a settlement among the parties providing for an increase in transmission service revenues of $2.9 million annually. PNM refunded amounts collected in excess of the settled rates in January 2013. In addition, the parties agreed that if PNM files for a formula based rate change within one year from FERC's approval of the settlement agreement, no party will oppose the general principle of a formula rate, although the parties may still object to particular aspects of the formula. The rate increase does not impact PNM's retail customers.
In December 2012, PNM filed a notice with FERC to increase its wholesale electric transmission rates for all of its transmission customers. The proposed increase is $3.2 million annually and is a formula based rate as contemplated by the approved settlement in the case described above. FERC has not taken action on the filing and PNM is unable to predict the outcome of this proceeding.

Operational Information

Weather-normalized retail electric loads decreased by 0.7% in 2012. The system peak demands for retail and firm-requirements customers were:

System Peak Demands

	2012	2011	2010
	(Megawatts)
Summer	1,948	1,938	1,973
Winter	1,523	1,709	1,551

PNM holds long-term, non-exclusive franchise agreements for its electric retail operations, with varying expiration dates. These franchise agreements allow the utility to access public rights-of-way for placement of its electric facilities. Franchise agreements have expired in some areas PNM serves, including Albuquerque, Rio Rancho, and Santa Fe. Because PNM remains obligated under New Mexico state law to provide service to customers in these areas, the expirations should not have a material adverse impact. The Albuquerque, Rio Rancho, and Santa Fe metropolitan areas accounted for 48.5%, 11.3%, and 9.5% of PNM's 2012 revenues and no other franchise area represents more than 5%. Although PNM is not required to collect or pay franchise fees in some areas it serves, the utility continues to collect and pay such fees in certain parts of its service territory, including Albuquerque, Rio Rancho, and Santa Fe.

PNM owns or leases 3,189 circuit miles of electric transmission lines that interconnect with other utilities in New Mexico, Arizona, Colorado, Texas, and Utah. Although there has been modest load growth in the utility's service territory in recent years, there has been little development of new transmission facilities. Therefore, most of the capacity on PNM's transmission system is fully committed during peak hours, with very little to no additional access available on a firm commitment basis. These factors result in physical constraints on the system and limit the ability to wheel power into PNM's service area from outside of New Mexico.

PNM also generates and sells electricity into the wholesale market. Because PNM's 134 MW share of Unit 3 at PVNGS is excluded from retail rates, that unit's power is being sold in the wholesale market. In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire interest in PVNGS Unit 3 through December 31, 2010. Subsequently, the utility has sold its share of the unit output daily at market prices. PNM has established fixed rates for all of these sales through the end of 2013 through hedging arrangements that are accounted for as economic hedges. PNM is also partially hedged for 2014. Because of lower existing market prices, margins associated with sales subsequent to 2010 were significantly lower than those achieved in the 2008 agreements. Beyond the PVNGS contracts, PNM also engages in activities to optimize its existing jurisdictional assets and long-term purchase power agreements through spot market, hour ahead, day ahead, week ahead, and other sales of any excess generation not required to fulfill retail load and contractual commitments. Revenues from these sales, other than those from PVNGS Unit 3, are credited to retail customers through the FPPAC.

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

The use of a future test year should help PNM mitigate the adverse effects of regulatory lag, which is inherent when using a historical test year. Accordingly, the utility's earnings should more closely reflect the rate of return allowed by the NMPRC. PNMR believes that achieving earnings that approximate its allowed rate of return is an important factor in attracting equity investors, as well as being considered favorably by credit rating agencies and financial analysts. In November 2012, the NMPRC issued an order promulgating rules that clarify the filing requirements for public utility rate applications based on a future test year.

PNM previously announced it anticipated filing a request for a general rate increase with the NMPRC in mid-2013. With the uncertainty related to environmental capital spending described in Note 16 and improved operating results, PNM is re-evaluating when it will file its next general rate case. As with any forward looking financial information, utilizing a future test year in a rate filing presents challenges that exist in the forecasting process. These include forecasts of both operating and capital expenditures that necessitate reliance on many assumptions concerning future conditions and operating results. In the rate making process, PNM's assumptions are subject to challenge by regulators and intervenors who may assert different interpretations or assumptions.

Renewable Portfolio Standard

The REA was enacted to encourage the development of renewable energy in New Mexico. The act establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 10% by 2011, 15% by 2015, and 20% by 2020. The act provides for streamlined proceedings for approval of utilities' renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. PNM files required renewable energy plans with the NMPRC annually. See Note 17.

TNMP

TNMP is a regulated utility operating in Texas. TNMP's predecessor was organized in 1925. TNMP is incorporated in the State of Texas.

TNMP provides transmission and distribution services in Texas under the provisions of TECA and the Texas Public Utility Regulatory Act. TNMP is subject to traditional cost-of-service regulation with respect to rates and service under the jurisdiction of the PUCT and certain municipalities. Because its transmission and distribution activities are solely within ERCOT, TNMP is not subject to traditional rate regulation by FERC. TNMP serves a market of small to medium sized communities, most of which have populations of less than 50,000. TNMP is the exclusive provider of transmission and distribution services in most areas it serves.

TNMP's service territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is approximately 10 miles north of the Dallas-Fort Worth International Airport, eastward to municipalities near the Red River, and to communities north, west, and south of Fort Worth. The second portion of its service territory includes the area along the Texas Gulf Coast between Houston and Galveston, and the third portion includes areas of far west Texas between Midland and El Paso. ERCOT is the independent system operator that is responsible for maintaining reliable operations for the bulk electric power supply system in its region.

TNMP provides transmission and distribution services at regulated rates to various REPs that, in turn, provide retail electric service to consumers within TNMP's service area. As of December 31, 2012, 89 active REPs receive transmission and distribution services from TNMP. The acquirer of First Choice, including the former First Choice operations, accounted for 19% of TNMP's revenues in 2012. Two other unaffiliated customers of TNMP accounted for operating revenues of 17% in 2012 and 10% in 2012. No other customer accounted for more than 10% of revenues.

Regulatory Activities

In August 2010, TNMP filed with the PUCT for a general rate increase. On January 27, 2011, the PUCT approved a stipulation that settles the case. Key components of the settlement were:

•	A revenue increase of $10.25 million, effective February 1, 2011

•	A return on equity of 10.125%

•	A hypothetical 55%/45% debt-equity capital structure

The PUCT approved interim adjustments to TNMP's transmission rates of $5.5 million on May 14, 2010 and $2.5 million on September 27, 2012.

Franchise Agreements

TNMP holds long-term, non-exclusive franchise agreements for its electric transmission and distribution services. These agreements have varying expiration dates and some have expired. TNMP intends to negotiate and execute new or amended franchise agreements with municipalities where the agreements have expired or will be expiring. Since TNMP is the exclusive provider of transmission and distribution services in most areas that it serves, the need to renew or renegotiate franchise agreements should not have a material adverse impact on TNMP's business. TNMP also earns revenues from service provided to facilities in its service area that lie outside the territorial jurisdiction of the municipalities with which TNMP has franchise agreements.

Competitive Businesses
First Choice

As discussed in Note 3, PNMR completed the sale of First Choice on November 1, 2011 receiving $270.0 million, plus $59.3 million for estimated working capital. The latter amount was subject to adjustment based on the actual amounts of certain components of working capital at October 31, 2011. PNMR recognized a pre-tax gain of $174.9 million on the sale in 2011. The parties could not agree on the working capital amount and, in accordance with the agreement for the sale, this matter was submitted to an independent party for a decision binding on the parties. A decision was received in August 2012 resulting in an additional pre-tax gain of $1.0 million in 2012. PNMR used the net proceeds from the sale of First Choice to repurchase some of PNMR's outstanding debt and equity and for other corporate purposes, including repayment of borrowings under the PNMR Revolving Credit Facility.

First Choice, operating as a certified REP in ERCOT, provided electricity to residential, small commercial and governmental customers. First Choice focused its competitive customer acquisition efforts in major Texas metropolitan areas open to electric choice within ERCOT, including Dallas-Fort Worth, Houston, Corpus Christi, and McAllen-Harlingen. Although First Choice was regulated in certain respects by the PUCT, its business was not subject to traditional rate of return regulation. Rates were negotiated by First Choice with each customer. No specific provisions existed for the recovery of First Choice's purchased power costs and changes in those costs affected operating results.

During the period it was a subsidiary of PNMR, First Choice's operating results were pressured by several factors. Due to the competitive nature of the Texas market, First Choice, similar to other REPs, experienced significant turnover in its customer base, which along with the impacts of Hurricane Ike and depressed economic conditions resulted in significant increases in the levels of uncollectible accounts and bad debt expense. First Choice's load fluctuated due to customer additions and losses, changes in customer usage, and seasonality of weather. First Choice experienced increased sales and operating revenues during the summer months as a result of increased air conditioner usage. First Choice monitored and revised its load forecast to account for changing customer loads and entered into hedging arrangements to cover forecasted sales.

Optim Energy

In January 2007, PNMR and ECJV, a wholly owned subsidiary of Cascade, which until late in 2011 was a large PNMR shareholder, created Optim Energy to serve expanding energy markets, principally the areas of Texas covered by ERCOT. Optim Energy's business consisted of development, operation, and ownership of diverse generation assets, complemented by wholesale marketing to optimize those assets. PNMR and ECJV each had a 50 percent ownership interest in Optim Energy, a limited liability company. Optim Energy had interests in three electric generating resources located within the ERCOT area.

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

Corporate and Other

The Corporate and Other segment includes PNMR holding company activities, primarily related to corporate level debt and PNMR Services Company. PNMR Services Company provides corporate services through shared services agreements to PNMR and all of PNMR's business units, including PNM and TNMP, and through transition services agreements with First Choice and Optim Energy. These services are charged and billed on a monthly basis to the business units. Billings are at cost, except for services provided to Optim Energy, which included a profit element.

SOURCES OF POWER
PNM
Generation Capacity

As of December 31, 2012, the total net generation capacity of facilities owned or leased by PNM was 2,333 MW. PNM also obtains 204 MW of power under a long-term PPA with the New Mexico Wind Energy Center.

PNM's owned and leased capacity in electric generating facilities in commercial service as of December 31, 2012 is:

			Generation
			Capacity
Type	Name	Location	(MW)
Coal	SJGS	Waterflow, New Mexico	783
Coal	Four Corners	Fruitland, New Mexico	200
Gas	Reeves Station	Albuquerque, New Mexico	154
Gas	Afton (combined cycle)	La Mesa, New Mexico	230
Gas	Lordsburg	Lordsburg, New Mexico	80
Gas	Luna (combined cycle)	Deming, New Mexico	185
Gas/Oil	Delta	Albuquerque, New Mexico	132
Gas	Valencia	Belen, New Mexico	145
Nuclear	PVNGS	Wintersburg, Arizona	402
Solar	PNM-owned solar	Five sites in New Mexico	22
			2,333

Fossil‑Fueled Plants

SJGS consists of four units operated by PNM. Units 1, 2, 3, and 4 at SJGS have net rated capacities of 340 MW, 340 MW, 496 MW and 507 MW. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA, and 8.2% by Tri‑State. SJGS Unit 4 is owned 38.457% by PNM, 28.8% by MSR Public Power Agency, 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, New Mexico, 7.2% by the County of Los Alamos, New Mexico, and 7.028% by UAMPS. See Note 16 for additional information about SJGS.

Four Corners Units 4 and 5 are 13% owned by PNM. Units 4 and 5 at Four Corners are jointly owned with SCE, APS, SRP, Tucson, and EPE and are operated by APS. PNM has no ownership interest in Four Corners Units 1, 2, or 3. Four Corners and a portion of the facilities adjacent to SJGS are located on land held under easements from the United States and also under leases from the Navajo Nation. APS, on behalf of the Four Corners participants, has negotiated amendments to an existing facility lease with the Navajo Nation that would extend the leasehold interest in the plant to 2041. The amendments have been approved by the Navajo Nation Council and signed by the Nation's President. DOI must also approve the amendments as well as a related federal rights-of-way grant that the Four Corners participants will pursue.  A federal environmental review will be conducted as part of the DOI review process.  See Note 16 for additional information about Four Corners.

PNM owns 100% of Reeves, Afton, and Lordsburg and 33.3% of Luna. The remaining interests in Luna are owned equally by Tucson and Freeport McMoran. PNM is entitled to the energy and capacity of Delta under a PPA that is deemed to be an operating lease. PNM has a PPA that entitles it to the entire output of Valencia. Valencia is a variable interest entity and is consolidated by PNM as required by GAAP. Therefore, Valencia is reflected in the above table as if it were owned. Reeves, Lordsburg, Delta, and Valencia are used primarily for peaking power and transmission support. See Note 9 for additional information about the Delta operating lease, including the potential purchase of Delta.

Nuclear Plant

PNM is participating in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), Salt River Project, EPE, SCE, SCPPA, and the Department of Water and Power of the City of Los Angeles. PNM is entitled to 10.2% of the power and energy generated by PVNGS. PNM has ownership interests of 2.3% in Unit 1, 4.6% in Unit 2, and 10.2% in Unit 3 and has leasehold interests of 7.9% in Unit 1 and 5.6% in Unit 2. The lease payments for the leased portions of PVNGS are recovered through retail rates approved by the NMPRC. See Note 7 for additional information concerning the PVNGS leases, including notices given to the lessors under the PVNGS Unit 1 leases in 2013 that PNM would renew the leases. See Note 16 for information on other PVNGS matters.

On March 11, 2011, a 9.0 magnitude earthquake occurred off the northeastern coast of Japan. The earthquake produced tsunamis that caused significant damage to the Fukushima Daiichi Nuclear Power Station in Japan. Following these events, the NRC established a task force to conduct a systematic and methodical review of NRC processes and regulations to determine whether the agency should make additional improvements to its regulatory system. In March 2012, the NRC issued the first regulatory requirements based on the recommendations of the task force. With respect to PVNGS, the NRC issued two orders requiring safety enhancements regarding: (1) mitigation strategies to respond to extreme natural events resulting in the loss of power at plants; and (2) enhancement of spent fuel pool instrumentation. The NRC has issued a series of interim staff guidance documents regarding implementation of these requirements. Due to the developing nature of these requirements, APS and PNM cannot predict the financial or operational impacts on PVNGS; however PVNGS continues to comply with regulatory requirements and related reporting.

Solar

In 2011, PNM completed its first major utility-owned renewable energy project when five utility-scale solar facilities in New Mexico went online. The five solar sites are located in Alamogordo, Deming, Los Lunas, Las Vegas, and Albuquerque. In addition to these facilities, PNM completed its solar-storage demonstration project in Albuquerque, which has a generation capacity of 0.5 MW that is not included in the above table. The NMPRC has approved PNM's 2013 renewable energy procurement strategy that includes an additional 21.5 MW of utility-owned solar capacity.

Plant Operating Statistics

Equivalent availability of PNM's major base-load generating stations were:

Plant	Operator	2012	2011	2010
SJGS	PNM	81.7%	86.9%	73.5%
Four Corners	APS	83.5%	81.5%	75.3%
PVNGS	APS	90.6%	89.1%	88.6%

Joint Projects

SJGS, PVNGS, Four Corners, and Luna are joint projects each owned or leased by several different utilities. Some participants in the joint projects are investor-owned utilities, while others are municipally or co-operatively owned. Furthermore, participants in SJGS and Four Corners may have varying percentage interests in different generating units within the project. The primary operating or participation agreements for the joint projects expire in 2016 for Four Corners, 2022 for SJGS, and 2027 for PVNGS. In addition, SJGS and Four Corners are coal-fired generating plants that obtain their coal requirements from mines near the plants. The agreements for coal supply expire in 2016 for Four Corners and 2017 for SJGS. As described above, Four Corners is situated on land under a lease from the Navajo Nation. Portions of PNM's interests in PVNGS Units 1 and 2 are through leases that expire in 2015 and 2016, but contain certain fixed-rate renewal and fair market value purchase options. As discussed in Note 7, PNM gave notice to the lessors in 2013 that PNM would renew the PVNGS Unit 1 leases and would retain control of the assets subject to the PVNGS Unit 2 leases at the expiration of the leases. Several of the participants in the joint projects are located in California. There are legislative and regulatory mandates in California that prohibit utilities from entering into new, or extending existing, arrangements for coal-fired generation. It is also possible that the participants in the joint projects have changed circumstances and objectives from those existing at the time of becoming participants. The status of these joint projects is further complicated by the uncertainty surrounding the form of potential legislation and/or regulation of GHG, CCBs, and other air emissions, as well as the impacts of the costs of compliance and operational viability of all or certain units within the joint projects. It is unclear how these factors will enter into discussion and negotiations concerning the status of the joint projects as the expiration of basic operational agreements approaches. PNM can provide no assurance that its participation in the joint projects will continue in the manner that currently exists. See Note 16.

PPAs

In addition to generating its own power, PNM purchases power under long-term PPAs. PNM also purchases power in the forward, day-ahead, and real-time markets.

In 2002, PNM entered into an agreement with FPL to develop the New Mexico Wind Energy Center. PNM began receiving power from the project in June 2003. FPL owns and operates the New Mexico Wind Energy Center, which consists of 136 wind-powered turbines on a site in eastern New Mexico. PNM has a contract to purchase all the power and RECs generated by the New Mexico Wind Energy Center for 25 years. The NMPRC has approved a voluntary tariff that allows PNM retail customers to buy wind-generated electricity for a small monthly premium. Power from the New Mexico Wind Energy Center is used to service load under the voluntary tariff and as part of PNM's electric supply mix for meeting retail load.

PNM's 2013 renewable energy procurement plan includes a 20-year agreement to purchase energy from a geothermal facility to be built near Lordsburg. The 10 MW facility will be the first geothermal project for the PNM system and is scheduled to be completed by December 31, 2013.

A summary of purchased power, excluding Delta and Valencia, but including power purchased under long-term contracts that have expired by their terms, is as follows:

	Year Ended December 31,
	2012	2011	2010
Purchased under long-term PPAs
MWh	546,321	794,867	1,360,991
Cost per MWh	$27.25	$29.93	$34.36
Other purchased power
Total MWh	948,911	988,564	1,083,548
Cost per MWh	$27.30	$31.47	$40.61
TNMP
TNMP provides only transmission and distribution services and does not sell power.

First Choice

First Choice bought electricity and entered into hedging arrangements to purchase quantities of power to match the supply obligations to customers that were under fixed price contracts.  Power was purchased long-term in the over-the-counter market or using futures.  In the short term, hedges were adjusted to load changes by buying and selling power in the over-the-counter market or ERCOT day-ahead market.

FUEL AND WATER SUPPLY
PNM
The percentages of PNM's generation of electricity (on the basis of KWh), including Valencia and Delta, fueled by coal, nuclear fuel, and gas and oil, and the average costs to PNM of those fuels per MMBTU were as follows:

	Coal		Nuclear		Gas and Oil
	Percent of Generation	Average Cost	Percent of Generation	Average Cost	Percent of Generation	Average Cost
2012	59.2%	$2.99	31.3%	$0.88	9.0%	$3.25
2011	61.8%	$2.79	29.7%	$0.80	8.4%	$4.47
2010	58.9%	$2.49	31.3%	$0.66	9.8%	$4.54

In 2012 and 2011, 0.5% and 0.1% of PNM's generation was from utility owned solar, which has no fuel cost. The generation mix for 2013 is expected to be 60.2% coal, 28.5% nuclear, 10.8% gas and oil, and 0.5% utility owned solar. Due to locally available natural gas and oil supplies, the utilization of locally available coal deposits, and the generally adequate supply of nuclear fuel, PNM believes that adequate sources of fuel are available for its generating stations into the foreseeable future. See Sources of Power - PNM - PPAs for information concerning the cost of purchased power.

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

Nuclear Fuel and Waste

PNM is one of several participants in PVNGS. The PVNGS participants are continually identifying their future nuclear fuel resource needs and negotiating arrangements to fill those needs. The PVNGS participants have contracted for all of PVNGS's requirements for uranium concentrates through 2016, 95% of its requirements for 2017, and 80% of its requirements for 2018. The participants have contracted for all of PVNGS's conversion services through 2016, 90% of its requirements in 2017, and 95% of its requirements in 2018. All of PVNGS's enrichment services are contracted through 2020 and all of PVNGS's fuel assembly fabrication services through 2016.

In August 2012, one of PVNGS's suppliers that converts uranium concentrates to uranium hexafluoride invoked the force majeure provision in its contract when it shut down its conversion plant due to regulatory compliance issues. The PVNGS participants have sufficient strategic reserves of enriched uranium such that they do not anticipate a short term impact on nuclear fuel supplies as a result of the force majeure declaration. The uranium conversion supplier has undertaken the necessary upgrades to its facility to address the regulatory compliance issues and anticipates resuming operations in a time frame that will not result in an adverse impact on PVNGS's ability to secure long-term conversion services. However, the participants are continuing to evaluate alternate long-term options for securing conversion services.

The Nuclear Waste Policy Act of 1982 required the DOE to begin to accept, transport, and dispose of spent nuclear fuel and high level waste generated by the nation's nuclear power plants by 1998. The DOE failed to begin accepting spent nuclear fuel by 1998, and APS (on behalf of itself and the other PVNGS participants) filed a lawsuit for DOE's breach in the United States Court of Federal Claims. The Court of Federal Claims ruled in favor of APS and in October 2010 awarded $30.2 million in damages to the PVNGS participants for costs incurred through December 2006. APS filed a subsequent lawsuit against DOE in the Court of Federal Claims on December 19, 2012. The lawsuit alleges that from January 1, 2007, through June 30, 2011, APS, as a co-owner of PVNGS, incurred additional damages due to DOE's continuing failure to remove spent nuclear fuel and high level waste from PVNGS. See Note 16.

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

ENVIRONMENTAL MATTERS

Electric utilities are subject to stringent laws and regulations for protection of the environment by local, state, federal, and tribal authorities. In addition, PVNGS is subject to the jurisdiction of the NRC, which has the authority to issue permits and licenses and to regulate nuclear facilities in order to protect the health and safety of the public from radioactive hazards and to conduct environmental reviews pursuant to the National Environmental Policy Act. The liabilities under these laws and regulations can be material. In some instances, liabilities may be imposed without regard to fault, or may be imposed for past acts, whether or not such acts were lawful at the time they occurred. The construction expenditure projection includes environmental upgrades at Four Corners, but does not include any amounts related to environmental upgrades at SJGS that may be required by EPA to address regional haze described in Note 16. See MD&A - Other Issues Facing the Company - Climate Change Issues for information on GHG. In addition, Note 16 contains information related to the following matters, incorporated in this item by reference:

•	PVNGS Decommissioning Funding

•	Nuclear Spent Fuel and Waste Disposal

•	Environmental Matters under the caption “The Clean Air Act”

•	Endangered Species Act

•	Cooling Water Intake Structures

•	Santa Fe Generating Station

•	Environmental Matters under the caption “Coal Combustion Byproducts Waste Disposal”

•	Hazardous Air Pollutants (“HAPs”) Rulemaking

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

EMPLOYEES
The following table sets forth the number of employees of PNMR, PNM, and TNMP as of December 31, 2012:

	PNMR	PNM	TNMP
Corporate (1)	461	—	—
PNM	1,091	1,091	—
TNMP	357	—	357
Total	1,909	1,091	357

(1)Represents employees of PNMR Services Company.
As of December 31, 2012, PNM had 592 employees in its power plant and operations areas that are currently covered by a collective bargaining agreement with the IBEW that was entered into in July 2012 and expires April 30, 2015. PNMR has no other employees represented by unions.

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

•
Changes in price and availability of fuel and water supplies, including the ability of the mines supplying coal to PNM's coal-fired generating units and the companies involved in supplying nuclear fuel to provide adequate quantities of fuel

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

•	The Company's ability to access the financial markets, including disruptions in the credit markets, actions by ratings agencies, and fluctuations in interest rates

•	The potential unavailability of cash from PNMR's subsidiaries due to regulatory, statutory, or contractual restrictions

•	The impacts of decreases in the values of marketable equity securities maintained to provide for decommissioning, reclamation, pension benefits, and other postretirement benefits

•	Commodity and counterparty credit risk transactions and the effectiveness of risk management

•	The outcome of legal proceedings, including the extent of insurance coverage

•	Changes in applicable accounting principles

For information about the risks associated with the use of derivative financial instruments see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

The rates PNM charges its customers are regulated by the NMPRC and FERC. TNMP is regulated by the PUCT. The Company is in a period requiring significant capital investment and is projecting total construction expenditures for the years 2013-2017 to be $1,781.9 million. See Note 14. The Company anticipates a trend toward increasing costs, for which it will have to seek regulatory recovery. These include or are related to:

•	Environmental compliance expenditures

•	New asset construction related to generation, transmission, and distribution systems necessary to provide electric service

•	The regulatory mandate to generate power from renewable resources

•	Increased regulation related to nuclear safety

•	Fuel costs

•	Costs related to pension and benefits

•	Increased interest costs to finance capital investments

•	Depreciation

At the same time the Company's costs are increasing, there are factors placing downward pressures on the demand for power, thereby reducing load growth in the Company's service territories. These include:

•	Adverse economic conditions

•	Reductions in costs of energy efficiency technology

•	Unpredictable weather patterns

•	Reduced new sources of demand

•	Changing customer behaviors

The combination of costs increasing relatively rapidly and the slowing of customer demand places upward pressure on the per unit prices that must be charged by the Company to recover its costs. This upward pressure on unit prices results in additional efforts by customers to reduce consumption. Without timely cost recovery and the authorization to earn a reasonable return on invested capital, the Company's liquidity and results of operations could be negatively impacted.

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

PNMR's utilities are subject to numerous federal, state, and local environmental laws and regulations that may significantly limit or affect their operations and financial results.

Compliance with federal, state, and local environmental laws and regulations, including those addressing climate change, air quality, CCBs, discharges of wastewater and streams originating from fly ash and bottom ash handling facilities, cooling water, and other matters, may result in increased capital, operating, and other costs. These costs could include remediation, containment, civil liability, and monitoring expenses. PNMR, PNM, and TNMP cannot predict how they would be affected if existing environmental laws and regulations were to be revised or reinterpreted, or if new environmental statutes and rules were to be adopted. See Note 16.

EPA has issued its BART determinations for both SJGS and Four Corners under the program to address regional haze in the “four corners” area, which would reduce the levels of NOx emitted at both plants. Significant capital expenditures would be required for the installation of SCR technology at both generating stations and operating costs would increase. On February 15, 2013, PNM, NMED, and EPA agreed to pursue a revised plan regarding SJGS, which is discussed in Note 16.

EPA, environmental advocacy groups, other organizations, and some other federal and state agencies are predicted to focus considerable attention to GHG from power generation facilities, including their role in climate change. PNM depends on fossil-fueled generation for a significant share of its electricity. Therefore, it could be exposed to possible future GHG regulations imposed by New Mexico and/or the federal government. Any such regulations could result in additional operating restrictions on facilities and increased generation and compliance costs.

CCBs from the operation of SJGS are currently being used in the reclamation of a surface coal mine. These CCBs consist of fly ash, bottom ash, and gypsum. Any new regulation that would affect the reclamation process, including CCBs being classified as hazardous waste by EPA, could significantly increase the costs of the disposal of CCBs.

A regulatory body may identify a site requiring environmental cleanup and designate PNM or TNMP as a responsible party. There is also uncertainty in quantifying exposure under environmental laws that impose joint and several liability on all potentially responsible parties. Failure to comply with environmental laws and regulations, even if caused by factors beyond PNM's or TNMP's control, may result in the assessment of civil or criminal penalties and fines.

PNMR and its operating subsidiaries may underestimate the costs of environmental compliance, liabilities, and litigation due to the uncertainty currently inherent in these factors. Although there is uncertainty about the timing and form of regulations regarding climate change, CCBs, and other power plant emissions, such regulations could have a material impact on operations. It is possible that requirements to comply with the final BART determinations, combined with the financial impact of possible future climate change regulation or legislation, if any, other environmental regulations, the result of litigation, the adequacy and timeliness of cost recovery mechanisms, and other business considerations, could jeopardize the economic viability of Four Corners and/or SJGS or the ability of individual participants to continue participation in those plants. Timely regulatory recovery of costs associated with any environmental-related regulations would be needed to maintain a strong financial and operational profile. The above factors could adversely affect the Company's business, financial position, results of operations, and liquidity.

PNMR, PNM, and TNMP are subject to complex government regulation unrelated to the environment, which may have a negative impact on their businesses, financial position and results of operations.

To operate their businesses, PNMR, PNM, and TNMP are required to have numerous permits and approvals from a variety of regulatory agencies. Regulatory bodies with jurisdiction over the utilities include the NMPRC, NMED, PUCT, TCEQ, ERCOT, FERC, NRC, EPA, and NERC. Oversight by these agencies cover many aspects of the Company`s utility operations including: siting, construction, and operation of facilities; the purchase of power under long-term contracts; conditions of service; the issuance of securities; and rates charged to customers.

FERC has issued a number of rules pertaining to preventing undue discrimination in transmission services and electric reliability standards. A rule issued in 2011 revised the determination of total transmission capability under the reliability standards for transmission systems. The order could potentially reduce the total transmission capacity that we use to deliver our generation resources to customers. Such reductions could require us to acquire additional transmission rights or assets, which could involve substantial investments and a significant amount of time to accomplish.

PNMR and its subsidiaries are unable to predict the impact on their business and operating results from future actions of any agency regulating us. Changes in existing regulations or the adoption of new ones could result in additional expenses and/or changes in our business operations. In turn, operating results could be adversely impacted.

Operational Factors

The financial performance of PNMR, PNM, and TNMP may be adversely affected if power plants and transmission and distribution systems do not operate reliably and efficiently.

Our financial performance depends on the successful operation of PNM's generation assets, as well as the transmission and distribution systems of PNM and TNMP. Unscheduled or longer than expected maintenance outages, breakdown or failure of equipment or processes due to aging infrastructure, other performance problems with the electric generation assets, severe weather conditions, accidents and other catastrophic events, acts of war or terrorism, disruptions in the supply and delivery of fuel, and other factors could result in PNM's load requirements being larger than available system generation capacity. In addition, unplanned outages of generating units and extensions of scheduled outages occur from time to time and are an inherent risk of the Company's business. If these were to occur, PNM would be required to purchase electricity in either the wholesale market or spot market at the then-current market price. There can be no assurance that sufficient electricity would be available at reasonable prices, or available at all. The failure of transmission or distribution facilities may also affect PNM`s and TNMP`s ability to deliver power. These potential generation, distribution, and transmission problems, and any service interruptions related to them, could result in lost revenues and additional costs.

PNMR, PNM, and TNMP are subject to information security breaches and risks of unauthorized access to their systems.

The Company functions in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure, some of which are deemed to be critical infrastructure under NERC guidelines. Certain of the Company's systems are interconnected with external networks. In the regular course of business, the utilities handle a range of sensitive security and customer information. PNM and TNMP are subject to different agencies' laws and rules concerning safeguarding and maintaining the confidentiality of this information.

In the event a party desires to disrupt the bulk power or transmission systems in the United States, the Company's computer systems could be subject to cyber attack.  Despite implementation of security measures, the technology systems are vulnerable to disability, failures, or unauthorized access.  A successful cyber attack or other similar failure of the systems could impact the reliability of PNM's generation and PNM's and TNMP's transmission and distribution systems, including the possible unauthorized shutdown of our facilities. Such an event could lead to significant disruptions of business operations, including the Company's ability to serve and bill customers and to process other financial information. A major cyber incident could lead to increased regulatory oversight, litigation, fines, other remedial action, and reputational damage. The costs incurred to investigate and remediate a cyber security attack could be significant. If the technology systems were to fail or be breached and not recovered in a timely way, critical business functions could be impaired and sensitive confidential data could be compromised. A security breach of the Company's information systems could have a material adverse impact on the operations and financial condition of PNMR, PNM, and TNMP.

Customer electricity usage could be reduced by increases in prices we charge and other factors.  This could result in underutilization of PNM's generating capacity, as well as the capacities of PNM's and TNMP's transmission and distribution systems.  Should this occur, operating and capital costs might not be fully recovered, and financial performance thus negatively impacted.

Many factors influence customers' electricity purchases.  These include, but are not limited to:

•	Rates charged by PNM and TNMP

•	Rates charged by REPs utilizing TNMP's facilities to deliver power

•	Availability and cost of alternative sources of power

•	National, regional, or local economic conditions

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

PNM has a 10.2% undivided interest in PVNGS, representing 17.2% of PNM's total owned and leased generating capacity. Portions of the interests in Units 1 and 2 are held under leases. PVNGS is subject to environmental, health, and financial risks, including, but not limited to:

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
PNMR and its subsidiaries rely on access to both short-term money markets and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations, including energy infrastructure investments and new projects. In general, the Company relies on its short-term credit facilities as the initial source to finance construction expenditures. This results in increased borrowings under the facilities over time. The Company is currently projecting total construction expenditures for the years 2013-2017 to be $1,781.9 million. If PNMR or its operating subsidiaries are not able to access capital at competitive rates, or at all, PNMR's ability to finance capital requirements and implement its strategy will be limited. Disruptions in the credit markets, which could negatively impact our access to capital, could be caused by:

•	An economic recession

•	Declines in the health of the banking sector generally, and the failure of specific banks who are parties to our credit facilities

•	The bankruptcy of an unrelated energy company

•	War, terrorist attacks or threatened attacks

•	Deterioration in the overall health of the utility industry

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
Future reduction in our credit ratings or changing rating agency requirements could materially and adversely affect our growth, strategy, business, financial position, results of operations, and liquidity.

PNMR, PNM, and TNMP cannot be sure that any of their current ratings will remain in effect for any given period of time or that a rating will not be put under review for a downgrade, lowered, or withdrawn entirely by a rating agency. Downgrades or changing requirements could result in increased borrowing costs due to higher interest rates in future financings, a smaller potential pool of investors, and decreased funding sources. It also could require the provision of additional support in the form of letters of credit and cash or other collateral to various counterparties.

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

Impairments of goodwill and long-lived assets of PNMR, PNM, and TNMP could adversely affect the Company's business, financial position, liquidity, and results of operations.

PNMR, PNM, and TNMP annually evaluate their recorded goodwill for impairment. They also assess long-lived assets whenever indicators of impairment exist. Factors that affect the long-term value of these assets as well as other economic and market conditions could result in impairments. Significant impairments could adversely affect our business, financial position, liquidity, and results of operations.

Declines in values of marketable securities held in trust funds for pension and other postretirement benefits and in the NDT could result in sustained increases in costs and funding requirements for those obligations, which may affect operational results.

The Company targets 31% of its pension trust funds and 70% of its trust funds for other postretirement benefits to be invested in marketable equity securities. Over one-half of funds held in the NDT are typically invested in marketable equity securities. Declines in market values could result in increased funding of the trusts as well as the recognition of losses as impairments for the NDT and additional expense for the benefit plans.

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
PNM
See Sources of Power in Part I, Item. 1 Business above for information on PNM’s owned and leased capacity in electric generating stations. As of December 31, 2012, PNM owned, jointly owned, or leased, 3,189 circuit miles of electric transmission lines, 5,843 miles of distribution overhead lines, 5,631 cable miles of underground distribution lines (excluding street lighting), and 276 substations. PNM’s electric transmission and distribution lines are generally located within easements and rights-of-way on public, private, and Native American lands. PNM leases interests in PVNGS Units 1 and 2 and related property, Delta, EIP and associated equipment, data processing, communication, office and other equipment, office space, vehicles, and real estate. PNM also owns and leases service and office facilities in Albuquerque and in other areas throughout its service territory. See Note 7 for additional information concerning leases, including notices given to the lessors under the PVNGS Unit 1 leases in 2013 that PNM would renew the leases. See Note 9 for additional information about the Delta operating lease, including the potential purchase of Delta. As discussed in Note 16, PNM has agreed to exercise its option to purchase the leased portion of the EIP at expiration of the lease at fair market value of $7.7 million.
TNMP
TNMP’s facilities consist primarily of transmission and distribution facilities located in its service areas. TNMP also owns and leases service and office facilities in other areas throughout its service territory. As of December 31, 2012, TNMP owned 966 circuit miles of overhead electric transmission lines, 7,060 pole miles of overhead distribution lines, 1,083 circuit miles of underground distribution lines, and 108 substations. Substantially all of TNMP's property is pledged to secure its first mortgage bonds. See Note 6.

ITEM 3.	LEGAL PROCEEDINGS
See Note 16 and Note 17 for information related to the following matters for PNMR, PNM, and TNMP, incorporated in this item by reference.
Note 16

•	The Clean Air Act - Regional Haze – SJGS

•	The Clean Air Act - Regional Haze – Four Corners

•	The Clean Air Act - Four Corners BART FIP Challenge

•	The Clean Air Act - WildEarth Guardians' Petition for Review of EPA's Approval of New Mexico Regional Haze SIP

•	The Clean Air Act - SJGS Operating Permit Challenge

•	The Clean Air Act - Citizen Suit Under the Clean Air Act

•	The Clean Air Act - Navajo Nation Environmental Issues

•	The Clean Air Act - Four Corners New Source Review

•	Endangered Species Act

•	Santa Fe Generating Station

•	Coal Combustion Byproducts Waste Disposal - Sierra Club Allegations

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Complaint Against Southwestern Public Service Company

•	Navajo Nations Allottee Matters

•	Transmission Issues
Note 17

•	PNM - Renewable Portfolio Standard

•	PNM - Renewable Energy Rider

•	PNM - Energy Efficiency and Load Management

•	PNM-2011 Integrated Resource Plan

•	PNM - Emergency FFPAC

•	PNM - Transmission Rate Case

•	PNM - Application for Approvals to Purchase Delta

•	PNM - Formula Transmission Rate Case

•	PNM - Firm-Requirements Wholesale Customer Rate Case

•	TNMP - Advance Meter System Deployment and Surcharge Request

•	TNMP - Remand of ERCOT Transmission Rates for 1999 and 2000

•	TNMP - Transmission Cost of Service Rates

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

SUPPLEMENTAL ITEM - EXECUTIVE OFFICERS OF PNM RESOURCES, INC.
All officers are elected annually by the Board of PNMR. Executive officers, their ages as of February 22, 2013 and offices held with PNMR for the past five years, or other companies if less than five years with PNMR, are as follows:

Name	Age	Office	Initial Effective Date
P. K. Collawn	54	Chairman, President, and Chief Executive Officer	January 2012
		President and Chief Executive Officer	March 2010
		President and Chief Operating Officer	August 2008
		President, Utilities	June 2007
C. N. Eldred	59	Executive Vice President and Chief Financial Officer	July 2007
P. V. Apodaca	61	Senior Vice President, General Counsel and Secretary	January 2010
		University Counsel, University of New Mexico	May 2006
R. E. Talbot	52	Senior Vice President and Chief Operating Officer	January 2012
		Chief Operating Officer, Power Supply and Power Delivery - Indianapolis Power and Light Company	June 2011
		Senior Vice President, Power Supply - Indianapolis Power and Light Company	February 2007
R. N. Darnell	55	Senior Vice President, Public Policy	December 2011
		Vice President, Regulatory Affairs	April 2008
		Director, Regulatory Administration South - Xcel Energy	January 2007
T. G. Sategna	59	Vice President and Corporate Controller	October 2003

PART II

ITEM 5.	MARKET FOR PNMR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PNMR’s common stock is traded on the New York Stock Exchange (Symbol: PNM). Ranges of sales prices of PNMR’s common stock, reported as composite transactions, and dividends declared on the common stock for 2012 and 2011, by quarters, are as follows:

Quarter Ended	Range of Sales Prices		Dividends
	High	Low	Per Share
2012
March 31	$18.94	$17.52	$0.145
June 30	19.54	17.84	0.145
September 30	21.42	19.75	0.145
December 31	22.32	20.05	0.145
Fiscal Year	22.32	17.52	0.580
2011
March 31	$15.16	$12.96	$0.125
June 30	17.10	14.46	0.125
September 30	17.14	12.75	0.125
December 31	19.17	15.81	0.125
Fiscal Year	19.17	12.75	0.500

Dividends on PNMR’s common stock are declared by its Board. The timing of the declaration of dividends is dependent on the timing of meetings and other actions of the Board. This has historically resulted in dividends considered to be attributable to the second quarter of each year being declared through actions of the Board during the third quarter of the year. The Board declared dividends on common stock considered to be for the second quarter of $0.125 per share in July 2011 and $0.145 per share in July 2012, which are reflected as being in the second quarter above. The Board declared dividends on common stock considered to be for the third quarter of $0.125 per share in September 2011 and $0.145 per share in September 2012, which are reflected as being in the third quarter above. On December 4, 2012 and February 28, 2013, the Board declared quarterly dividends of $0.145 and $0.165 per share. PNMR targets a long-term dividend payout ratio of 50% to 60% of consolidated earnings. During the period it was outstanding, PNMR's Series A convertible preferred stock was entitled to receive dividends equivalent to any dividends paid on PNMR common stock as if the preferred stock had been converted into common stock.
On February 22, 2013, there were 11,469 holders of record of PNMR’s common stock. All of the outstanding common stock of PNM and TNMP is held by PNMR.
See Note 5 for a discussion on limitations on the payments of dividends and the payment of future dividends, as well as dividends paid by PNM and TNMP.
See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Preferred Stock
PNM is not aware of any active trading market for its cumulative preferred stock. Quarterly cash dividends were paid on PNM’s outstanding cumulative preferred stock at the stated rates during 2011 and 2012. PNMR purchased and retired all of its outstanding convertible preferred stock, Series A, effective September 23, 2011. TNMP does not have any preferred stock outstanding.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
	2012	2011	2010	2009	2008
	(In thousands except per share amounts and ratios)
Total Operating Revenues from Continuing Operations	$1,342,403	$1,700,619	$1,673,517	$1,647,744	$1,959,522
Earnings (Loss) from Continuing Operations	$120,125	$190,934	$(31,124)	$65,933	$(297,565)
Net Earnings (Loss)	$120,125	$190,934	$(31,124)	$136,734	$(262,937)
Net Earnings (Loss) Attributable to PNMR	$105,547	$176,359	$(45,215)	$124,316	$(270,644)
Earnings (Loss) from Continuing Operations Attributable to PNMR per Common Share
Basic	$1.32	$1.98	$(0.49)	$0.58	$(3.66)
Diluted	$1.31	$1.96	$(0.49)	$0.58	$(3.66)
Net Earnings (Loss) Attributable to PNMR per Common Share
Basic	$1.32	$1.98	$(0.49)	$1.36	$(3.24)
Diluted	$1.31	$1.96	$(0.49)	$1.36	$(3.24)
Cash Flow Data
Net cash flows from operating activities	$281,349	$292,240	$287,352	$87,706	$88,625
Net cash flows from investing activities	$(285,895)	$19,778	$(275,906)	$379,726	$(320,715)
Net cash flows from financing activities	$(1,560)	$(312,331)	$(10,683)	$(593,435)	$354,943
Total Assets	$5,372,583	$5,204,613	$5,225,083	$5,359,921	$6,147,982
Long-Term Debt, including current installments	$1,672,290	$1,674,013	$1,565,847	$1,567,331	$1,584,705
Common Stock Data
Market price per common share at year end	$20.51	$18.23	$13.02	$12.65	$10.08
Book value per common share at year end	$20.19	$19.76	$17.90	$19.13	$19.13
Tangible book value per share at year end	$16.70	$16.27	$14.10	$15.33	$15.31
Average number of common shares outstanding - diluted	80,417	89,757	91,557	91,671	83,468
Dividends declared per common share	$0.580	$0.500	$0.500	$0.500	$0.605
Capitalization
PNMR common stockholders’ equity	48.9%	48.3%	47.8%	49.6%	49.3%
Convertible preferred stock	—	—	3.1	3.0	3.0
Preferred stock of subsidiary, without mandatory redemption requirements	0.3	0.3	0.4	0.3	0.3
Long-term debt	50.8	51.4	48.7	47.1	47.4
	100.0%	100.0%	100.0%	100.0%	100.0%

Note: The book value per common share at year end, tangible book value per share at year end, average number of common shares outstanding, and return on average common equity reflect the Series A convertible preferred stock as if it was converted into common stock at the date of its issuance on November 17, 2008 through September 23, 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS
	2012	2011	2010	2009	2008
	(In thousands)
PNM Revenues
Residential	$409,005	$390,380	$355,905	$320,965	$296,121
Commercial	413,332	386,383	355,699	330,552	326,408
Industrial	103,991	94,883	85,576	79,540	100,665
Public authority	25,495	23,970	21,302	19,770	19,135
Transmission	39,373	43,637	38,667	36,075	33,161
Firm-requirements wholesale	39,390	34,127	31,870	29,048	46,854
Other sales for resale	47,321	69,318	121,729	140,314	345,948
Mark-to-market activity	892	4,214	(3,599)	151	56,560
Other	13,465	10,377	9,979	11,594	18,090
Total PNM Revenues	$1,092,264	$1,057,289	$1,017,128	$968,009	$1,242,942
TNMP Revenues
Residential	$103,255	$100,290	$83,645	$74,739	$71,673
Commercial	88,258	84,896	77,474	73,346	72,786
Industrial	13,405	13,065	12,342	12,113	13,849
Other	45,222	39,607	39,127	32,434	31,974
Total TNMP Revenues	$250,140	$237,858	$212,588	$192,632	$190,282
First Choice Revenues
Residential	$—	$260,161	$305,834	$349,629	$407,350
Commercial	—	166,498	159,785	160,998	205,518
Trading gains (losses)	—	—	(4)	14	(49,931)
Other	—	12,791	17,588	18,177	19,287
Total First Choice Revenues	$—	$439,450	$483,203	$528,818	$582,224

Notes: PNM Gas, which was sold on January 30, 2009, is reported as discontinued operations and has been excluded from the above table.

First Choice is included through October 31, 2011, when it was sold by PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS
	2012	2011	2010	2009	2008
PNM MWh Sales
Residential	3,323,544	3,402,842	3,361,472	3,264,378	3,221,894
Commercial	4,022,184	4,043,796	4,015,999	3,899,121	4,029,802
Industrial	1,771,316	1,560,867	1,449,933	1,454,480	1,657,580
Public authority	279,169	282,062	263,424	249,554	253,079
Firm-requirements wholesale	651,972	650,356	677,508	689,740	1,123,539
Other sales for resale	1,652,225	2,076,869	2,203,787	3,996,317	5,095,183
Total PNM MWh Sales	11,700,410	12,016,792	11,972,123	13,553,590	15,381,077
TNMP MWh Sales
Residential	2,714,511	2,862,337	2,699,601	2,582,555	2,533,025
Commercial	2,353,135	2,360,998	2,260,505	2,216,870	2,206,155
Industrial	2,727,126	2,578,877	2,241,452	1,983,165	2,094,789
Other	103,856	108,664	103,341	107,091	107,524
Total TNMP MWh Sales	7,898,628	7,910,876	7,304,899	6,889,681	6,941,493
First Choice MWh Sales
Residential	—	2,006,437	2,267,836	2,441,550	2,547,490
Commercial	—	1,538,203	1,363,746	1,218,949	1,471,400
Total First Choice MWh Sales	—	3,544,640	3,631,582	3,660,499	4,018,890

Notes:
Under TECA, consumers in Texas can choose any REP to provide energy. TNMP delivers energy to consumers within its service area regardless of the REP chosen. Therefore, TNMP earns revenue for energy delivery and REPs earn revenue on the usage of that energy by its customers. The MWh reported above for TNMP and First choice include 836,599, 1,012,842, 1,131,907, and 1,563,260 MWh used by consumers of TNMP in 2011, 2010, 2009, and 2008, who chose First Choice as their REP.

PNM Gas, which was sold on January 30, 2009, is reported as discontinued operations and has been excluded from the above table.

First Choice is included through October 31, 2011, when it was sold by PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
COMPARATIVE OPERATING STATISTICS
	2012	2011	2010	2009	2008
PNM Customers
Residential	450,507	448,979	447,789	445,637	442,647
Commercial	54,953	54,468	54,005	53,787	53,059
Industrial	251	252	260	270	284
Other sales for resale	36	28	46	44	55
Other	952	983	1,003	991	991
Total PNM Customers	506,699	504,710	503,103	500,729	497,036
TNMP Consumers
Residential	193,550	192,356	190,809	188,812	187,888
Commercial	36,819	37,208	37,356	37,728	38,548
Industrial	70	73	72	73	74
Other	2,037	2,092	2,099	2,059	2,115
Total TNMP Consumers	232,476	231,729	230,336	228,672	228,625
First Choice Customers
Residential	—	176,577	172,506	183,605	192,306
Commercial	—	44,485	41,695	41,371	45,125
Total First Choice Customers	—	221,062	214,201	224,976	237,431
PNMR Generation Statistics
Net Capability - MW, including wind and solar	2,537	2,547	2,631	2,711	2,713
Coincidental Peak Demand - MW	1,948	1,938	1,973	1,866	1,901
Average Fuel Cost per MMBTU	$2.308	$2.267	$2.064	$1.895	$2.404
BTU per KWh of Net Generation	10,289	10,441	10,237	10,277	10,269

Notes:
The consumers reported above for TNMP include 64,732, 70,366, 80,718, and 92,090 consumers of TNMP for 2011, 2010, 2009, and 2008, who chose First Choice as their REP. These TNMP customers are also included in the First choice customers.

PNM Gas, which was sold on January 30, 2009, is reported as discontinued operations and has been excluded from the above table.

First Choice is as of October 31, 2011, when it was sold by PNMR.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations for PNMR is presented on a combined basis, including certain information applicable to PNM and TNMP. The MD&A for PNM and TNMP is presented as permitted by Form 10-K General Instruction I (2). A reference to a “Note” in this Item 7 refers to the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, unless otherwise specified. Certain of the tables below may not appear visually accurate due to rounding.
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
Strategic Goals
PNMR is focused on achieving the following strategic goals:

•	Earning authorized returns on its regulated businesses

•	Continuing to improve credit ratings

•	Providing a top-quartile total return to investors

In conjunction with these goals, PNM and TNMP are dedicated to:

•	Achieving industry-leading safety performance and customer satisfaction

•	Maintaining strong plant performance and reliability

Earning Authorized Returns on Regulated Businesses

PNMR's success in accomplishing its strategic goals is highly dependent on continued favorable regulatory treatment for its utilities. The Company has multiple strategies to achieve favorable regulatory treatment, all of which have as their foundation a focus on the basics: managing the Company's business and serving our customers well, while engaging stakeholders to build productive relationships.

Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. The PUCT has approved mechanisms that allow for recovery of capital invested in transmission and distribution projects without having to file a general rate case and allow for more timely recovery of amounts invested in TNMP's systems. In 2011, PNM made significant progress toward the goal of achieving authorized returns for its retail customers. In 2012, PNM saw additional progress toward achieving authorized returns for its transmission and generation customers regulated by FERC.

PNM and TNMP completed several rate proceedings before their state regulators in 2011 and 2012. PNM has two rate cases pending before FERC and one that was completed in early 2013. Additional information about rate filings is provided in Note 17.
PNM previously announced that it intended to file a request for an increase in the rates charged to New Mexico retail customers in mid-2013, but is currently re-evaluating when this filing will occur, partially due to the lack of clarity around the timing and amount of capital that will be required for BART at SJGS, as discussed below, and improved operating results at PNM.

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

PNM's interest in PVNGS Unit 3 is excluded from NMPRC jurisdictional rates. While PVNGS Unit 3's financial contribution is not calculated in the authorized returns on its regulated business, it impacts PNM's earnings and has demonstrated to be a valuable asset. Power generated from PNM's 134 MW interest in PVNGS Unit 3 is currently sold into the wholesale market and any earnings or losses are attributable to shareholders.

Continuing to Improve Credit Ratings
PNM is committed to maintaining investment grade credit ratings. See the subheading Liquidity included in the full discussion of Liquidity and Capital Resources below for the specific credit ratings for PNMR, PNM, and TNMP. On April 13, 2012, S&P raised the corporate credit rating for PNMR as well as the senior debt ratings for PNMR and TNMP and the preferred stock rating for PNM. S&P changed the outlook to stable for all entities.
Providing Top-Quartile Total Returns to Investors
PNMR's strategic goal to provide top quartile total return to investors is based on five-year ongoing EPS growth along with five-year average dividend yield. Top quartile total return currently is equal to an average annual rate of 10 percent to 13 percent. The annual common stock dividend was raised by 16 percent in February 2012 and 14 percent in February 2013.

PNMR's long-term target is a dividend payout ratio of 50 percent to 60 percent of its ongoing earnings. Ongoing earnings, which is a non-GAAP financial measure, excludes certain non-recurring, infrequent, and other items from earnings determined in accordance with GAAP. PNMR expects to provide above-average dividend growth in the near-term and to manage the payout ratio to meet its long-term target. The PNMR board will continue to evaluate the dividend on an annual basis, considering sustainability and growth, capital planning, and industry standards.

Business Focus

In addition to its strategic goals, PNMR's strategy and decision-making are focused on safely providing reliable, affordable, and environmentally responsible power to create enduring value for customers and communities.

To accomplish this, PNMR works closely with customers, stakeholders, legislators, and regulators to ensure that our resource plans and infrastructure investments benefit from robust public dialogue and balance the diverse needs of our communities.

Reliable and Affordable Power
PNMR and its utilities are keenly aware of the roles they play in enhancing economic vitality in their New Mexico and Texas service territories. We believe there is a direct connection between electric infrastructure to ensure reliability and economic growth. When considering expanding or relocating to other communities, businesses consider energy affordability and energy reliability to be important factors. PNM and TNMP strive to balance service affordability with infrastructure investment to maintain a high level of electric reliability. The utilities also work to ensure that rates reflect actual costs of providing service.
Investing in PNM's and TNMP's infrastructure is critical to ensure reliability and meet future energy needs. Both utilities have long-established records of providing customers with top-tier electric reliability. In September 2011, TNMP began its deployment of smart meters in homes and businesses across its Texas service area. Through the end of 2012, TNMP had completed installation of more than 75,000 smart meters. TNMP's deployment is expected to be completed in 2016.
As part of the State of Texas' long-term initiative to create a smart electric grid, the smart meter rollout will ultimately give consumers more energy consumption data and help them make more informed decisions. In 2013, TNMP will install a new outage management system that will leverage capabilities of the smart meters to enhance the company's responsiveness to outages.

During the 2010 to 2012 period, PNM and TNMP together invested $803.7 million in substations, power plants, and transmission and distribution systems in New Mexico and Texas. In 2012, PNM announced the site for its planned 40 MW natural gas-fired peaking generating station. Construction is expected to begin in 2014, with the facility going into service in 2016. PNM also announced an agreement to purchase Delta, a 132 MW gas-fired peaking facility, which has served PNM jurisdictional needs under a 20-year purchase power agreement since 2000.
Environmentally Responsible Power
PNMR has a long-standing record of environmental stewardship. In 2012, its environmental focus was in three key areas:

•Preparing to meet New Mexico's increasing renewable energy requirements as cost-effectively as possible

•	Developing strategies to meet regional haze rules at the coal-fired SJGS as cost effectively as possible while providing broad environmental benefits
•Increasing energy efficiency participation

Renewable Energy
In 2012, PNM filed and the NMPRC approved PNM's 2013 renewable procurement strategy. The approved strategy will almost double PNM's solar capacity with the addition of 21.5 MW of utility-owned solar capacity estimated cost of almost $50 million. In addition to the solar expansion, the 2013 proposal includes a 20-year agreement to purchase energy from a geothermal facility to be built near Lordsburg. The 10 MW facility will be the first geothermal project for the PNM system.
In addition to the 22 MW of solar currently available through the five plants constructed in 2011, PNM also owns a sixth facility, the 500-KW PNM Prosperity Energy Storage Project, which uses advanced batteries to store solar power and dispatch the energy either during high-use periods or when solar production is limited. The project features one of the largest combinations of battery storage and PV energy in the nation and involves extensive research and development of smart grid concepts with the Electric Power Research Institute, East Penn Manufacturing Co., Northern New Mexico College, Sandia National Laboratories, and the University of New Mexico. When the facility went online in September 2011, it was the nation's first solar storage facility fully integrated into a utility's power grid.
PNM's resource portfolio includes the purchase of 204 MW of wind power. PNM also purchases power from a customer-owned distributed solar generation program having an installed capacity of 19.8 MW at the end of 2012. Distributed generation, wind, and solar power are key means for PNM to meet the RPS established by the REA and related regulations issued by the NMPRC. These rules require a utility to achieve prescribed levels of energy sales from renewable sources within its generation mix, if that can be accomplished without exceeding the RCT cost limit set by the NMPRC, which aims to moderate the cost to consumers when utilities use more renewable resources.
PNM sought and received a waiver from the NMPRC excusing it from meeting the RPS in 2012 because the cost to achieve the full RPS would exceed the RCT. The 2013 plan will enable PNM to comply with the statutory RPS amount in 2013, but required a variance from the NMPRC's diversity requirements in 2013 while the proposed geothermal facilities are being constructed. This plan is expected to enable PNM to achieve full RPS quantity and diversity compliance by 2014 without exceeding the RCT. PNM will continue to procure renewable resources while balancing the bill impact to customers in order to meet New Mexico's escalating RPS requirements.
SJGS
PNM continues its efforts to comply with the EPA regional haze rule in a manner that minimizes the cost impact to customers while still achieving broad environmental benefits. The FIP for regional haze requires the installation of SCRs on all four units at SJGS by September 2016. PNM is challenging EPA's proposal in court and administratively within EPA.
In order to keep costs to customers as low as possible while also reducing visibility impairment related to regional haze, PNM has supported the installation of SNCRs at SJGS, a technology proposed by the State of New Mexico to meet the regional haze regulations. Additional information about BART at SJGS is contained in Note 16.
On February 15, 2013, PNM, NMED, and EPA agreed to pursue a revised plan that could provide a new BART path to comply with federal visibility rules at SJGS. The terms of the non-binding agreement would result in the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by the later of January 31, 2016 or 15 months after EPA approval of a revised SIP. PNM would also build a natural gas plant in the Four Corners region to partially replace the capacity from the retired coal units. Implementing this plan would include:

•	NMED development of a revised SIP

•	Approval of the revised SIP by EIB

•	EPA approval of the revised SIP

•	NMPRC approval of the retirement of Units 2 and 3 and plans to acquire replacement power

The term sheet setting forth the non-binding agreement projects EIB approval for October 2013, with EPA final action in late 2014. Contemporaneously with the signing of the non-binding agreement, EPA indicated in writing that if the above plan does not move forward due to circumstances outside of the control of PNM and NMED, EPA will work with the state and PNM to create a reasonable FIP compliance schedule to reflect the time used to develop the new state plan. PNM is also exploring potential additional areas of relief, including relief from the Tenth Circuit.

In connection with the implementation of the plan, retirement of SJGS Units 2 and 3 could result in shifts in ownership among SJGS owners as may be agreed upon by the owners of the affected units. Owners of the affected units also may seek approvals of their utility commissions or governing boards.

On February 25, 2013, the parties filed their status reports with the Tenth Circuit.  To demonstrate that progress has been made toward settling the Tenth Circuit litigation, information, including the non-binding agreement and its accompanying timeline, was submitted to the court. Following the parties' submission of their status reports, on February 28, 2013, the Tenth Circuit referred the litigation to the Tenth Circuit Mediation Office, which has authority to require the parties to attend mediation conferences to informally resolve issues in the pending appeals.
This plan would achieve similar visibility improvements as the installation of SCRs on all four units at SJGS. It has the added advantage of reducing other emissions beyond NOx, including SO2, particulate matter, CO2, and mercury. Detailed replacement power strategies also would be finalized. PNM believes adequate replacement power alternatives will be available to meet its generation needs and ensure reliability. PNM can provide no assurance that the requirements of this plan will be accomplished at all or within the required timeframes.
In order to be able to install SCRs on all four units of SJGS by the compliance deadline set forth in the FIP, PNM entered into a contract in October 2012 with an engineering, procurement, and construction contractor to install SCRs on behalf of the SJGS owners. The construction contract, which includes termination provisions in the event that SCRs are determined in the future to be unnecessary, has been suspended through November 1, 2014.
In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units. Because of $320 million in environmental upgrades completed in 2009, SJGS is well positioned to outperform the mercury limit imposed by EPA in the 2011 Mercury and Air Toxics Standards. The major environmental upgrades on each of the four units at SJGS have significantly reduced emissions of NOx, SO2, particulate matter, and mercury. PNM's share of the costs of these upgrades was $161 million. Since 2006, SJGS has reduced NOx emissions by 43 percent, SO2 by 69 percent, particulate matter by 64 percent, and mercury by 99 percent.
Energy Efficiency

Energy efficiency also plays a significant role in helping to keep customers' electricity costs low and meeting their energy needs. PNM's and TNMP's energy efficiency and load management portfolios continue to be robust. In 2012, annual energy saved as a result of PNM's portfolio of energy efficiency programs was approximately 71,000 MWh. This is equivalent to the consumption of approximately 9,600 homes in PNM's service territory. PNM's load management and energy efficiency programs also help lower peak demand requirements. TNMP's energy efficiency programs in 2012 resulted in energy savings totaling an estimated 12,839 MWh.
Creating Value for Customers and Communities
Through outreach, collaboration, and various community-oriented programs, PNMR has a demonstrated commitment to build productive relationships with stakeholders, including customers, regulators, legislators, and intervenors.
Building off work that began in 2008, PNM has continued outreach efforts to connect low-income customers with nonprofit community service providers offering support and help with such needs as utility bills, food, clothing, medical programs, services for seniors, and weatherization. In 2012, PNM hosted 23 community events throughout its service territory to assist low-income customers. Furthermore, the PNM Good Neighbor Fund provided $1.0 million of assistance with utility bills to 10,216 families in 2012.
The PNM Resources Foundation helps nonprofits become more energy efficient through Reduce Your Use grants. For 2012, the foundation awarded $0.3 million to support 55 projects in New Mexico to provide shade structure installations, window replacements, and efficient appliance purchases. Since the program's inception in 2008, Reduce Your Use grants have provided nonprofit agencies in New Mexico with a total of $1.1 million of support.
PNM also expanded its environmental stakeholder outreach in 2012, piloting small environmental stakeholder dialogue groups on key issues such as renewable energy and energy efficiency planning. PNM also employed proactive stakeholder outreach in two key projects - the development of the PNM's renewable energy procurement plans that involved distributed solar energy developers early in the conversation and the siting of the planned gas-fired peaking generation facility in Valencia County, which featured in-depth community involvement and education early in the planning stages of the project. In both cases highly favorable outcomes were achieved, and controversial negative media coverage was virtually eliminated.

Economic Factors

In 2012, PNM experienced a decrease in weather-normalized, retail load of 0.7% and TNMP experienced an increase in weather-normalized, retail load of 3.7% compared to 2011. In recent years, New Mexico and Texas have fared better than the national average in unemployment. However, New Mexico's figures may be misleading due to people dropping out of the workforce. Employment growth is much more telling, as Texas leads the way with growth rates well above the national rate while New Mexico's employment is relatively flat.

Results of Operations

A summary of net earnings (loss) attributable to PNMR is as follows:

	Year Ended December 31,			Change
	2012	2011	2010	2012/2011	2011/2010
		(In millions, except per share amounts)

Net earnings (loss)	$105.5	$176.4	$(45.2)	$(70.9)	$221.6
Average common and common equivalent shares	80.4	89.8	91.6	(9.4)	(1.8)
Net earnings (loss) per diluted share	$1.31	$1.96	$(0.49)	$(0.65)	$2.45

The components of the changes in earnings (loss) from continuing operations attributable to PNMR by segment are:

	Change
	2012/2011	2011/2010
	(In millions)
PNM	$37.0	$(2.8)
TNMP	4.4	6.3
First Choice	(24.1)	0.1
Corporate and Other	(88.2)	95.1
Optim Energy, including impairment	—	122.9
Net change	$(70.9)	$221.6
PNMR's operational results were affected by the following:

•
Exit from unregulated businesses - As discussed above, PNMR sold First Choice in 2011, resulting in a pre-tax gain of $174.9 million, which was included in the Corporate and Other segment. Additionally, PNMR wrote-off its investment in Optim Energy in 2010, recognizing a pre-tax impairment loss of $188.2 million. In addition to the impacts of these transactions, results of operations only include Optim Energy through December 31, 2010 and First Choice through October 31, 2011.

•	Rate increases for PNM and TNMP - Additional information about these rate increases is provided in Note 17

•	Decrease in the number of common and common equivalent shares, primarily due to PNMR's purchase of its equity as described in Note 6

•	Other factors impacting results of operation for each segment are discussed under Results of Operations below

Liquidity and Capital Resources
The Company has revolving credit facilities that provide capacities for short-term borrowing and letters of credit of $300.0 million for PNMR and $400.0 million for PNM, both of which expire in October 2017. In addition, TNMP has a $75.0 million revolving credit facility, which expires in December 2015. Total availability for PNMR on a consolidated basis was $603.0 million at February 22, 2013. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $2,047.4 million for 2013-2017. The construction expenditures include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources needed to meet needs outlined in PNM's current IRP, and environmental upgrades at Four Corners . This estimate does not include any amounts related to environmental upgrades at SJGS that ultimately may be required by EPA to address regional haze (Note 16) or expenditures that could be required to replace capacity should environmental control at SJGS involve shutdown of one or more SJGS units. In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements during the 2013-2017 period. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company's capital requirements.

RESULTS OF OPERATIONS
Segment Information
The following discussion is based on the segment methodology that PNMR’s management uses for making operating decisions and assessing performance of its various business activities. See Note 2 for more information on PNMR’s operating segments.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Trends and contingencies of a material nature are discussed to the extent known. Refer also to Disclosure Regarding Forward Looking Statements in Part I, Item 1 and to Part II, Item 7A. Risk Factors.
PNM
The table below summarizes operating results for PNM:

	Year Ended December 31,			Change
	2012	2011	2010	2012/2011	2011/2010
	(In millions)
Total revenues	$1,092.3	$1,057.3	$1,017.1	$35.0	$40.2
Cost of energy	353.6	362.2	352.3	(8.6)	9.9
Margin	738.6	695.1	664.9	43.5	30.2
Operating expenses	435.4	438.8	424.5	(3.4)	14.3
Depreciation and amortization	97.3	94.8	92.3	2.5	2.5
Operating income	205.9	161.4	148.1	44.5	13.3
Other income (deductions)	26.5	19.9	31.6	6.6	(11.7)
Net interest charges	(76.1)	(75.3)	(72.4)	(0.8)	(2.9)
Earnings before income taxes	156.3	106.0	107.3	50.3	(1.3)
Income (taxes)	(50.7)	(37.4)	(36.4)	(13.3)	(1.0)
Valencia non-controlling interest	(14.1)	(14.0)	(13.6)	(0.1)	(0.4)
Preferred stock dividend requirements	(0.5)	(0.5)	(0.5)	—	—
Segment earnings	$91.0	$54.0	$56.8	$37.0	$(2.8)

The table below summarizes the significant changes to total revenues, cost of energy, and margin:

	2012/2011 Change			2011/2010 Change
	Total Revenues	Cost of Energy	Margin	Total Revenues	Cost of Energy	Margin
	(In millions)
Retail rate increases	$40.3	$—	$40.3	$32.1	$—	$32.1
Retail load, fuel, and transmission	(15.9)	(10.6)	(5.4)	28.3	10.7	17.5
Wholesale rate increase	4.0	—	4.0
Unregulated margins	(5.9)	1.1	(7.0)	(41.0)	0.9	(41.9)
Energy efficiency rider	8.9	—	8.9	13.0	—	13.0
Renewable rider	6.9	2.0	4.9	—	—	—
Net unrealized economic hedges	(3.3)	(1.1)	(2.2)	7.8	(1.7)	9.5
Total increase (decrease)	$35.0	$(8.6)	$43.5	$40.2	$9.9	$30.2

The following table shows PNM operating revenues by customer class and average number of customers:

	Year Ended December 31,			Change
	2012	2011	2010	2012/2011	2011/2010
	(In millions, except customers)
Residential	$409.0	$390.4	$355.9	$18.6	$34.5
Commercial	413.3	386.4	355.7	26.9	30.7
Industrial	104.0	94.9	85.6	9.1	9.3
Public authority	25.5	24.0	21.3	1.5	2.7
Transmission	39.4	43.6	38.7	(4.2)	4.9
Firm-requirements wholesale	39.4	34.1	31.9	5.3	2.2
Other sales for resale	47.4	69.3	121.7	(21.9)	(52.4)
Mark-to-market activity	0.9	4.2	(3.6)	(3.3)	7.8
Other	13.4	10.4	9.9	3.0	0.5
	$1,092.3	$1,057.3	$1,017.1	$35.0	$40.2
Average retail customers (thousands)	505.6	503.9	501.7	1.7	2.2

The following table shows PNM GWh sales by customer class:

	Year Ended December 31,			Change
	2012	2011	2010	2012/2011	2011/2010
	(Gigawatt hours)
Residential	3,323.5	3,402.8	3,361.5	(79.3)	41.3
Commercial	4,022.2	4,043.8	4,016.0	(21.6)	27.8
Industrial	1,771.3	1,560.9	1,449.9	210.4	111.0
Public authority	279.2	282.1	263.4	(2.9)	18.7
Firm-requirements wholesale	652.0	650.4	677.5	1.6	(27.1)
Other sales for resale	1,652.2	2,076.8	2,203.8	(424.6)	(127.0)
	11,700.4	12,016.8	11,972.1	(316.4)	44.7

On August 21, 2011, PNM implemented a $72.1 million annual non-fuel rate increase for its retail customers. This rate increase, combined with a base rate increase in April 2010, improved 2012 and 2011 revenues and margins by $40.3 million and $32.1 million. In 2012, lower retail loads, primarily in the residential and commercial customer classes, reflecting lower average usage per customer and milder weather, decreased revenues and margins by $7.8 million. The increase in industrial revenue is primarily due to providing economy energy service to one customer. The only impact in margin for this customer is from minor ancillary services and other changes in revenues and cost of energy are a pass-through with no impact to margin. Higher transmission rates as a result of the June 1, 2011 rate increase, approved by FERC on January 2, 2013, also improved revenues and margins in 2012 and 2011. In 2011, increases in retail loads were primarily driven by cooler temperatures in the first quarter and warmer weather in the third quarter, improving revenue and margins by $12.0 million.

Increases in fuel costs and the reduction in off-system sales volumes resulting from the fire incident at the mine providing coal to SJGS are recovered through PNM's FPPAC and did not negatively impact 2012 or 2011 results. See Note 16 for more discussion on the SJGS mine fire incident.

PNM implemented new rates, approved by FERC, subject to refund, for one of its firm wholesale requirements customers in April 2012, which improved revenues and margins by $4.0 million. See Note 17.

PNM offers several energy efficiency programs and initiatives to its retail customers regulated by the NMPRC. In addition, PNM is allowed to earn adders on these programs based on energy savings. PNM recovers the energy efficiency program costs via a rate rider. Revenues and margins were higher by $8.9 million and $13.0 million in 2012 and 2011, offset with an increase in operating expense for the energy efficiency program costs.

On August 20, 2012, PNM implemented its renewable energy rider, a mechanism approved by NMPRC, which will allow PNM to recover renewable energy investments, including a return on its investments, and procurement costs incurred in meeting the state-mandated RPS. See Note 17. In 2012, PNM revenues increased by $6.9 million and cost of energy, reflecting the purchase cost of RECs, increased $2.0 million. Included in revenues is the earned return component on its investment of $1.2 million and the remaining revenues are offset by increases in operating and depreciation expenses associated with the PNM-owned PV solar facilities.

In 2012, lower unregulated revenues of $5.9 million and lower margin of $7.0 million associated with sales of power from PVNGS Unit 3 were a result of lower market power prices and increases in nuclear fuel costs. In 2011, lower unregulated revenues and margins were the result of the December 31, 2010 expiration of a long-term tolling arrangement for PVNGS Unit 3, which contained favorable pricing terms compared to 2011 market prices.

Changes in unrealized mark-to-market gains and losses are based on economic hedges for sales and fuel costs not covered under the FPPAC, primarily associated with PVNGS Unit 3. Unrealized gains of $1.6 million for 2012 compared to unrealized gains of $3.8 million for 2011 decreased margin by $2.2 million. Unrealized gains of $3.8 million for 2011 compared to unrealized losses of $5.7 million for 2010 increased margin by $ 9.5 million.

In 2012, operating expenses decreased by $2.1 million due to improved availability at PVNGS and $4.2 million resulting from process improvement initiatives implemented during 2011. In addition, retiree medical and employee health care costs were $1.2 million lower. These reductions in operating expenses were offset by higher expenses associated with planned maintenance outages at SJGS of $7.3 million and union labor negotiation expenses of $1.0 million. Operating expenses also increased in 2012 due to higher energy efficiency expenses and renewable expenses of $11.4 million and $1.0 million, which are offset in revenues as discussed above. As discussed in Note 7, PNM recorded a lease abandonment loss of $6.2 million in operating expenses in 2012. In addition, property taxes were higher by $2.2 million as the result of increased plant additions, higher property tax rates, and a settlement with a Native American pueblo.

Operating expenses reflect a regulatory disallowance of $17.5 million recorded in 2011 resulting from PNM's 2010 Electric Rate Case. No regulatory disallowances were recorded in 2012 or in 2010. In 2011, PNM incurred operating expenses of $6.7 million to implement process improvement initiatives related to reducing future costs. In addition, increases in taxes other than income due to additional New Mexico gross receipts tax on prior year billings and other expenses increased operating expenses by $5.0 million in 2011 and reduced operating expenses by $0.4 million in 2012. Lower expense for injuries and damages improved operating expenses in 2011 by $2.9 million.

Depreciation and amortization expense increased in 2012 and 2011 due to additions to utility plant, including PNM-owned solar PV facilities. Depreciation on the PNM-owned solar PV facilities is recovered through a rate rider as discussed above.

For 2012, other income (deductions) was $6.6 million higher, primarily related to improved performance of the NDT of $5.9 million. PNM incurred less impairments of NDT investments in 2012 compared to 2011. In addition, higher equity AFUDC of $3.3 million improved other income, offset by lower interest income on the PVNGS lessor notes of $2.8 million due to lower outstanding balances. In 2011, lower interest income on the PVNGS lessor notes, lower equity portion of AFUDC were partially offset with increased realized gains on the NDT assets. A pre-tax gain of $8.5 million due to settlement of the Republic Savings Bank litigation increased other income in 2010.

Interest expense increased $8.8 million and $1.8 million in 2012 and 2011 due to the issuance of $160.0 million of long-term debt in October 2011. In 2012, the higher interest expense was partially offset by $5.6 million for the debt portion of AFUDC and $0.9 million of interest charges on PNM's investment in renewable resources that are deferred for recovery through the renewable energy rider.

TNMP
The table below summarizes the operating results for TNMP:

	Year Ended December 31,			Change
	2012	2011	2010	2012/2011	2011/2010
	(In millions)
Total revenues	$250.1	$237.9	$212.6	$12.2	$25.3
Cost of energy	46.2	41.2	37.1	5.0	4.1
Margin	203.9	196.7	175.5	7.2	21.2
Operating expenses	87.1	88.2	77.4	(1.1)	10.8
Depreciation and amortization	49.3	44.6	41.7	4.7	2.9
Operating income	67.5	63.8	56.4	3.7	7.4
Other income (deductions)	2.7	1.6	0.8	1.1	0.8
Net interest charges	(28.2)	(29.3)	(31.2)	1.1	1.9
Earnings before income taxes	42.1	36.1	26.0	6.0	10.1
Income (taxes)	(15.4)	(13.9)	(10.0)	(1.5)	(3.9)
Segment earnings	$26.7	$22.3	$16.0	$4.4	$6.3

The table below summarizes the significant changes to total revenues, cost of energy, and margin:

	2012/2011 Change			2011/2010 Change
	Total Revenues	Cost of Energy	Margin	Total Revenues	Cost of Energy	Margin
	(In millions)
Rate increases	$1.4	$—	$1.4	$8.7	$—	$8.7
Customer usage/load	(2.1)	—	(2.1)	5.5	—	5.5
Transmission cost recovery factor	4.9	5.0	(0.1)	6.8	4.1	2.7
AMS surcharge	6.9	—	6.9	1.6		1.6
1999 rate settlement	1.6	—	1.6	—	—	—
Other	(0.5)	—	(0.5)	2.7	—	2.7
Total increase	$12.2	$5.0	$7.2	$25.3	$4.1	$21.2
The following table shows TNMP operating revenues by retail tariff consumer class, including intersegment revenues, and average number of consumers:

	Year Ended December 31,			Change
	2012	2011	2010	2012/2011	2011/2010
	(In millions, except customers)
Residential	$103.3	$100.3	$83.6	$3.0	$16.7
Commercial	88.3	84.9	77.5	3.4	7.4
Industrial	13.4	13.1	12.3	0.3	0.8
Other	45.1	39.6	39.2	5.5	0.4
	$250.1	$237.9	$212.6	$12.2	$25.3
Average consumers (thousands) (1)	233.0	231.3	229.4	1.7	1.9

(1)
TNMP provides transmission and distribution services to REPs that provide electric service to customers in TNMP's service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy. The average consumers reported above include 67,268 and 75,220 consumers of TNMP for 2011 and 2010 that chose First Choice as their REP. These consumers are also included in the First Choice segment.

The following table shows TNMP GWh sales by retail tariff consumers class:

	Year Ended December 31,			Change
	2012	2011	2010	2012/2011	2011/2010
	(Gigawatt hours)(1)
Residential	2,714.5	2,862.3	2,699.6	(147.8)	162.7
Commercial	2,353.1	2,361.0	2,260.5	(7.9)	100.5
Industrial	2,727.1	2,578.9	2,241.5	148.2	337.4
Other	103.9	108.7	103.3	(4.8)	5.4
	7,898.6	7,910.9	7,304.9	(12.3)	606.0

(1)
The GWh sales reported above include 836.6 and 1,012.8 GWhs for 2011 and 2010 used by consumers of TNMP who have chosen First Choice as their REP. These GWhs are also included below in the First Choice segment.

Implementation of rate increases in late September 2012 and February 2011 increased revenues and margins by $1.4 million in 2012. See Note 17. Higher usage per customer, after adjusting for weather impacts, and growth in the number of consumers in TNMP's service areas were more than offset with milder weather compared to 2011, reducing revenues and margins by $2.1 million. In 2012, TNMP received a $1.6 million settlement related to ERCOT transmission rates charged from the fourth quarter of 1999. Differences between revenues and costs charged by transmission providers are deferred and recovered through a transmission cost recovery factor, resulting in no impact to margin in 2012. On August 11, 2011, TNMP implemented a surcharge for its AMS deployment. The surcharge will recover TNMP's investment in AMS over a 12 year period. The surcharge has a true-up mechanism, which allows TNMP to match revenues collected against the expenses incurred and allows for a return to be earned on its investments. Revenues increased by $6.9 million in 2012 and $1.6 million in 2011, which offset increases in operating expenses and depreciation. Other changes in revenue include an increase for energy efficiency programs, which was more than offset by lower revenues associated with recovery of CTC, Hurricane Ike, and rate case expenses.
In 2011, a rate increase implemented in May 2010 increased revenues and margins by $8.7 million. In addition, weather impacts on customer usage and load, as well as moderate customer growth improved revenues and margins by $5.5 million. In 2011, changes to Texas retail electric rules that allow distribution providers to defer and recover differences between revenues and costs charged by transmission providers improved margins by $2.7 million, reflecting the elimination of the regulatory lag. Higher revenues associated with recovery of the CTC, Hurricane Ike, rate case expenses, and energy efficiency programs were offset with increases in operating expenses.
Increases in vegetation management expenses of $1.7 million, higher energy efficiency program expenses of $0.8 million, higher expenses for injuries and damages of $0.9 million, and $2.6 million higher administrative and general and customer related expenses associated with the AMS deployment increased operating expenses in 2012. As discussed in Note 7, TNMP recorded a lease abandonment loss of $1.2 million in operating expenses in 2012. These increases were offset by lower maintenance expenses of $1.1 million related to extreme drought conditions experienced in 2011 in the Gulf Coast region, lower administrative and general expenses of $1.9 million based on process improvements initiated in 2011, and higher capitalization of administrative and general expenses related to construction projects of $1.3 million, which improved operating expenses in 2012.
In 2011, operating expenses increased due to a regulatory disallowance of $3.9 million, regarding retroactive application of the interest rate used to calculate the return on TNMP's CTC regulatory assets. See Note 17. In 2011, TNMP incurred operating expenses of $1.5 million to implement process improvement initiatives related to reducing future costs. Higher allocation of corporate overhead and incentive compensation and higher street rental and property taxes, and energy efficiency and rate case amortizations also increased operating expenses in 2011.
Deployment of AMS on TNMP's system increased depreciation and amortization by $3.1 million in 2012. In addition, increased investment in plant increased depreciation by $ 1.8 million. In 2011, depreciation and amortization expense increased due to higher transmission plant and the AMS deployment.
An increase in contributions in aid of construction of $0.7 million and a gain on the sale of property of $0.3 million, improved other income in 2012. The refinancing of TNMP's revolving credit facility in 2010 resulted in a write-off of unamortized debt issuances costs that did not recur in 2011.
On September 30, 2011, TNMP replaced its 2009 Term Loan Agreement, at lower interest rates, which reduced interest expense in 2012 and 2011. In addition, an increase in allowance for funds used during construction further reduced interest expense in 2012. In 2010, a TNMP credit facility was amended, which resulted in lower fees and more favorable interest rates in 2011.

First Choice
As discussed in Note 3, PNMR sold First Choice on November 1, 2011. The table below summarizes the operating results for First Choice from January 1, 2011 through October 31, 2011 compared to a full year of operations for 2010:

	Ten Months Ended October 31,	Year Ended December 31,	Change
	2011	2010	2011/2010
	(In millions)
Total revenues	$439.5	$483.2	$(43.8)
Cost of energy	323.3	350.5	(27.1)
Margin	116.1	132.7	(16.6)
Operating expenses	76.0	92.1	(16.1)
Depreciation and amortization	1.1	0.9	0.2
Operating income	39.1	39.8	(0.7)
Other income (deductions)	(0.6)	(0.4)	(0.2)
Net interest charges	(0.6)	(1.3)	0.7
Earnings before income taxes	37.9	38.1	(0.2)
Income (taxes)	(13.8)	(14.1)	0.3
Segment earnings	$24.1	$24.1	$0.1

The changes to total revenues, cost of energy, and margin in 2011 compared to 2010 are primarily due to ten months of operations in 2011 compared to twelve months in 2010.

The following table shows First Choice operating revenues by customer class and the actual number of customers:

	Ten Months Ended October 31,	Year Ended December 31,	Change
	2011	2010	2011/2010
	(In millions, except customers)
Residential	$260.2	$305.8	$(45.6)
Commercial	166.5	159.8	6.7
Other	12.8	17.6	(4.9)
	$439.5	$483.2	$(43.8)
Actual customers (thousands) (1,2)	221.1	214.2	6.9

(1)	See note above in the TNMP segment discussion about the impact of TECA.

(2)	Due to the competitive nature of First Choice’s business, actual customer count at the end of the period is a more representative business indicator than average customers.
The following table shows First Choice GWh electric sales by customer class:

	Ten Months Ended October 31,	Year Ended December 31,	Change
	2011	2010	2011/2010
	(Gigawatt hours(1))
Residential	2,006.4	2,267.8	(261.4)
Commercial	1,538.2	1,363.8	174.4
	3,544.6	3,631.6	(87.0)

(1)	See note above in the TNMP segment discussion about the impact of TECA.

Total revenues decreased in 2011, primarily due to the ten months of operations in 2011 versus twelve months in 2010. Prior to the sale, total revenues increased in 2011 compared to the same period in 2010 due to favorable weather and an increase in both MWh sales and number of customers, which were partially offset by a decrease in the average revenue rates. First Choice incurred significantly higher purchased power costs per MWh due to extreme summer temperatures in 2011. These higher energy costs more than offset the increase in revenues. First Choice managed its exposure to fluctuations in market energy prices by matching sales contracts with supply instruments designed to preserve targeted margins. Accordingly, First Choice had forward contracts for the purchase of energy to cover the future load requirements for most of its fixed price sales contracts. Changes in the fair value of supply contracts that were not designated or were not eligible for hedge or normal purchase or sales accounting were marked to market through current period earnings as required by GAAP. During 2010, market energy prices decreased significantly, which resulted in GAAP losses on certain of First Choice's forward supply contracts. During 2011, market energy prices increased, which resulted in unrealized mark-to-market gains on certain of First Choice's forward supply contracts. First Choice was not required to mark the related fixed price sales contracts to market, which would likely offset the supply contracts. Gains on unrealized economic hedges increased segment earnings by $4.9 million in 2011 compared with losses of $22.4 million in 2010.
The allowance for uncollectible accounts and related bad debt expense was based on collections and write-off experience. Bad debt expense decreased $16.2 million in 2010 due to lower customer departures, lower default rates, and an increase in commercial customers. In 2011, bad debt expense decreased by $4.6 million, primarily due to the ten months of operations in 2011 versus twelve months in 2010. Initiatives to reduce bad debts included efforts to reduce the default rate experienced for customers switching to another REP and increased focus on identifying new customer prospects that are more likely to demonstrate desired payment behavior. First Choice focused its marketing efforts on commercial customers and customers with established payment patterns, increased the required credit score, and expanded advance deposits requirements.
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

Corporate and Other
The table below summarizes the operating results for Corporate and Other:

	Year Ended December 31,			Change
	2012	2011	2010	2012/2011	2011/2010
		(In millions)
Total revenues	$—	$(34.0)	$(39.4)	$34.0	$5.4
Cost of energy	—	(33.8)	(39.1)	33.8	5.3
Margin	—	(0.2)	(0.3)	0.2	0.2
Operating expenses	(17.9)	(9.7)	(12.3)	(8.2)	2.6
Depreciation and amortization	17.5	16.5	16.8	1.0	(0.3)
Operating income (loss)	0.3	(7.0)	(4.9)	7.3	(2.2)
Gain on sale of First Choice	1.0	174.9	—	(173.9)	174.9
Optim Energy loss and impairment	—	—	(203.4)	—	203.4
Other income (deductions)	(8.1)	(15.8)	(6.0)	7.7	(9.8)
Net interest charges	(16.6)	(19.6)	(20.5)	3.0	0.9
Earnings (loss) before income taxes	(23.4)	132.5	(234.8)	(155.9)	367.3
Income (taxes) benefit	11.2	(56.5)	92.8	67.7	(149.3)
Segment earnings (loss)	$(12.2)	$76.0	$(142.0)	$(88.2)	$218.1

The Corporate and Other segment includes consolidation eliminations of revenues and cost of energy between business segments, primarily related to TNMP's sale of transmission services to First Choice prior to November 1, 2011, when PNMR sold First Choice. Accordingly, there was no elimination of intersegment revenue in 2012.
Operating expenses decreased in 2012 and increased in 2011 primarily due to legal and consulting expenses of $4.6 million incurred in 2011 related to assessment of strategic alternatives for PNMR's competitive businesses. Other changes in operating expenses are offset as a result of allocation of depreciation and amortization and items within other income (deductions) to other business segments.
Depreciation expense increased in 2012 due to accelerated amortization of leasehold improvements for part of its corporate headquarters that was abandoned during 2012. This increase was partially offset by lower depreciation on software applications compared to 2011. Changes in depreciation and amortization are offset in operating expenses as a result of allocation of these costs to other business segments. PNM and TNMP defer their allocations of the accelerated amortization of leasehold improvements as regulatory assets to be recovered through rates.
Corporate and Other results include the gain on the sale of First Choice. Results of operations of First Choice are discussed above. The sale of First Choice is discussed in Note 3.
Corporate and Other results also include losses associated with Optim Energy. Further information regarding Optim Energy is shown below. The 2010 loss due to the impairment of PNMR's investment in Optim Energy, which is discussed above and in Note 21, is also reflected in the Corporate and Other segment.
Other income and deductions decreased in 2011 and increased in 2012 primarily due to a $9.2 million loss on the repurchase of $50.0 million of PNMR's 9.25% senior unsecured notes in November 2011 (Note 6). This was offset by lower performance on other investments. Net interest charges decreased in 2012 and 2011, primarily due to the re-acquisition.

In 2010 and 2012, income tax benefit was reduced by $2.6 million and $0.7 million due to the impairment of New Mexico wind energy production tax credit carry forwards. These credits were not expected to be utilized prior to their expiration due to the Company's net operating loss position. On January 3, 2013, the American Taxpayer Relief Act of 2012, which extended fifty percent bonus depreciation, was signed into law.  Due to provisions in the act, taxes payable to the state of New Mexico for 2013 will be reduced and PNMR anticipates that it will be required to impair an additional $1.5 million of New Mexico wind energy production tax credits in the first quarter of 2013.

Optim Energy
As described above and in Note 21, PNMR reduced its investment in Optim Energy to zero at December 31, 2010 due to the determination that the investment was fully impaired, resulting in a pre-tax impairment loss of $188.2 million ($113.7 million after-tax). In accordance with GAAP, PNMR did not record income or losses associated with its investment in Optim Energy in 2011 as PNMR had no contractual requirement or agreement to provide Optim Energy with additional financial resources. Accordingly, Optim Energy had no impact on PNMR's 2011 balance sheet, statement of earnings, and statement of cash flows. Summarized financial information for Optim Energy is not presented. PNMR entered into agreements on September 23, 2011 that reduced PNMR's ownership in Optim Energy from 50% to 1%. On January 4, 2012, ECJV exercised its option to acquire PNMR's remaining 1% ownership interest in Optim Energy at fair market value, which was determined to be zero. PNMR accounted for its investment in Optim Energy using the equity method of accounting until September 23, 2011 and used the cost method thereafter.

In 2010, Optim Energy's strategy and near-term focus was on utilizing cash flow from operations to reduce debt and optimizing its generation assets as a stand-alone independent power producer.  Optim Energy's results of operations were primarily determined by the prices at which its power was sold and its fuel to generate power, principally natural gas, was procured. Power prices in the ERCOT market are directly correlated to natural gas prices. The markets for power and natural gas were depressed in 2010. Optim Energy had net earnings (loss) of $(25.1) million for the year ended December 31, 2010. PNMR recognized net earnings (loss) from Optim Energy of $(15.2) million for the year ended December 31, 2010. Such amounts include amortization of a basis difference between PNMR's recorded investment in Optim Energy and 50 percent of Optim Energy's equity.

LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows
The information concerning PNMR’s cash flows is summarized as follows:

	Year Ended December 31,			Change
	2012	2011	2010	2012/2011	2011/2010
	(In millions)
Net cash flows from:
Operating activities	$281.3	$292.2	$287.4	$(10.9)	$4.8
Investing activities	(285.9)	19.8	(275.9)	(305.7)	295.7
Financing activities	(1.6)	(312.3)	(10.7)	310.7	(301.6)
Net change in cash and cash equivalents	$(6.1)	$(0.3)	$0.8	$(5.9)	$(1.1)

The changes in PNMR's cash flows from operating activities relate primarily to improved results of operations at PNM and TNMP, primarily due to rate increases, as well as PNM's receipt of $21.6 million for governmental grants related to renewable energy initiatives in 2012 compared to $2.1 million in 2011. Increases were mostly offset by gains related to the sale of First Choice of $1.0 million in 2012 compared to $174.9 million in 2011. Contributions to the PNM and TNMP pension and other postretirement benefit plans of $89.2 million in 2012 compared to $48.3 million in 2011 and income taxes paid of $5.3 million in 2012 compared to refunds of $5.5 million in 2011 and $99.3 million in 2010 also offset the increases.

The changes in PNMR's cash flows from investing activities relate primarily to proceeds from the sale of First Choice of $4.0 in 2012 compared to $329.3 million offset by related transaction costs of $10.9 million in 2011. Utility plant additions decreased $18.0 million in 2012 and increased $45.4 million in 2011. At PNM, total utility plant additions in 2012 decreased by $54.5 million and increased by $45.4 million in 2011. PNM's 2011 additions included $59.2 million related to solar projects, which were completed by the end of 2011. TNMP utility plant additions increased $25.6 million in 2012 compared to 2011, including increases of $12.9 million in distribution projects, $13.8 million in transmission projects, and a decrease of $2.8 million related to the deployment of advanced meters. Plant additions at the Corporate and Other segment also increased $13.4 million in 2012 primarily related to improvements to the Company's corporate headquarters building. Construction expenditures were funded primarily through cash flows from operating activities and short-term borrowings. In addition, PNMR made equity contributions of $20.3 million to Optim Energy in 2010.

The changes in cash flows from financing activities relate primarily to the use of proceeds from the sale of First Choice in 2011 to purchase PNMR common stock for $125.7 million, PNMR's convertible preferred stock, Series A, for $73.5 million, and long-term debt for $58.5 million. In 2012, PNMR obtained $100.0 million in new short-term borrowings, and used the proceeds to repay borrowings under the PNMR Revolving Credit Facility. In 2012, PNM refinanced $20.0 million of PCRBs. In 2011, PNM obtained $160.0 million in new long-term borrowings, using the proceeds to reduce short-term borrowings. Also in 2011, TNMP replaced $50.0 million in long-term debt with a new term loan agreement for $50.0 million. In addition, payments received on PVNGS firm-sales contract arrangements were $2.6 million in 2011 compared to $30.5 million in 2010 as those contract expired at December 31, 2010. In 2010, PNM refinanced the $403.8 million of PCRBs.
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

Capital Requirements
Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR's current construction program include:

•	Upgrading generation resources, including those for renewable energy

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel
Projected capital requirements for 2013-2017 are:

	2013	2014-2017	Total
	(In millions)
Construction expenditures	$372.8	$1,409.1	$1,781.9
Dividends on PNMR common stock	52.6	210.3	262.9
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$425.9	$1,621.5	$2,047.4

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources needed to meet needs outlined in PNM's current IRP, and environmental upgrades at Four Corners of $71.9 million estimated to be expended through 2017. The construction expenditures above do not include any amounts related to environmental upgrades at SJGS that ultimately may be required by EPA to address regional haze or expenditures that could be required to replace capacity should environmental control at SJGS involve shutdown of one or more SJGS units. See Note 16 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the year ended December 31, 2012, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements.

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
Liquidity
PNMR's liquidity arrangements include the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility that both expire in October 2017 and the TNMP Revolving Credit Facility that expires in December 2015. On October 31, 2011, PNMR entered into the PNMR Revolving Credit Facility, which has a financing capacity of $300.0 million, and PNM entered into the PNM Revolving Credit Facility, which has a financing capacity of $400.0 million. The new credit facilities replaced existing facilities. The terms and conditions of the new facilities are substantially similar to the prior facilities and the Company believes the terms and conditions are consistent with those of other investment grade revolving credit facilities in the utility industry.  On December 14, 2012, PNMR entered into the PNMR Term Loan Agreement. On December 27, 2012, PNMR borrowed $100.0 million under the PNMR Term Loan Agreement and used the funds to repay $100.0 million in borrowings made under the PNMR Revolving Credit Facility. Each of these facilities contains one financial covenant that requires the maintenance of debt-to-capital ratios of less than or equal to 65%.  These ratios reflect the present value of payments under the PVNGS and EIP leases as debt.
The revolving credit facilities provide short-term borrowing capacity and also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company's business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Short-term borrowings at PNMR ranged from $14.0 million to $141.0 million during the year ended December 31, 2012 and from $101.0 million to $129.0 million during the three months ended December 31, 2012. PNM short-term borrowings ranged from zero to $168.0 million during the year ended December 31, 2012 and from zero to $35.0 million during the three months ended December 31, 2012. PNMR short-term borrowings ranged from zero to $106.0 million during the year ended December 31, 2011. PNM short-term borrowings ranged from zero to $298.0 million during the year ended

December 31, 2011. There were no borrowings under the TNMP Revolving Credit Facility during 2012 and 2011. At December 31, 2012, average interest rates were 1.96% for the PNMR Revolving Credit Facility, 1.335% for the PNMR Term Loan Agreement, and 1.71% for the PNM Revolving Credit Facility.
The Company currently believes that its capital requirements can be met through internal cash generation, existing credit arrangements, and access to public and private capital markets. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements. However, if difficult market conditions experienced during the recent recession return, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives. Also, PNM may consider seeking authorization for the issuance of first mortgage bonds to improve access to the capital markets.
In addition to its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements during the 2013-2017 period. This could include debt refinancing, new debt issuances, and/or new equity.
The Company's ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

•	Ability to earn a fair return on equity

•	Results of operations

•	Ability to obtain required regulatory approvals

•	Conditions in the financial markets

•	Credit ratings
On April 13, 2012, S&P raised the corporate credit rating for PNMR as well as the senior debt ratings for PNMR and TNMP and the preferred stock rating for PNM. S&P changed the outlook to stable for all entities. As of February 22, 2013, ratings on the Company's debt securities were as follows:

	PNMR	PNM	TNMP
S&P
Senior secured	*	*	BBB+
Senior unsecured	BB+	BBB-	*
Preferred stock	*	BB	*
Moody’s
Senior secured	*	*	A3
Senior unsecured	Ba1	Baa3	*
Preferred stock	*	Ba2	*
* Not applicable
Investors are cautioned that a security rating is not a recommendation to buy, sell or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.
A summary of liquidity arrangements, which do not include the PNMR Term Loan Agreement, as of February 22, 2013 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
		(In millions)
Financing capacity - revolving credit facility	$300.0	$400.0	$75.0	$775.0
Amounts outstanding as of February 22, 2013:
Revolving credit facility	24.2	107.7	25.0	156.9
Letters of credit	11.3	3.5	0.3	15.1
Total short term-debt and letters of credit	35.5	111.2	25.3	172.0
Remaining availability as of February 22, 2013	$264.5	$288.8	$49.7	$603.0
Invested cash as of February 22, 2013	$2.8	$—	$—	$2.8

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
In 1985 and 1986, PNM consummated sale and leaseback transactions for its interest in PVNGS Units 1 and 2. The original purpose of the sale-leaseback financing was to lower revenue requirements and to levelize the ratemaking impact of PVNGS being placed in-service. The lease payments reflected lower capital costs as the equity investors were able to capitalize the investment with greater leverage than PNM and because the sale transferred tax benefits that PNM could not fully utilize. Under traditional ratemaking, the capital costs of ownership of a major rate base addition, such as a nuclear plant, are front-end loaded. The revenue requirements are high in the initial years and decline over the life of the plant as depreciation occurs. By contrast, the lease payments are level over the lease term. The leases, which expire in 2015 and 2016, contain options to renew the leases at a fixed price or to purchase the property for fair market value. See discussion below and Note 7 regarding the status of these alternatives.
Additionally, in 1996, PNM entered into a PPA for the rights to all the output of the Delta generating plant through June 2020. The PPA is accounted for as an operating lease. The gas turbine generating unit is operated by Delta, which is a variable interest entity. The plant is mainly used to meet peak load requirements. See Note 9 for additional information about the Delta operating lease, including the potential purchase of Delta.
For reasons similar to the PVNGS sale and leaseback transactions, PNM built the EIP Transmission Line and sold it in sale and leaseback transactions in 1985. The EIP line is a 216 mile, 345 kilovolt line with a capacity of 200 MW. PNM currently owns 60% and operates the other 40% of the EIP line under the terms of a lease agreement. The lease expires in 2015 with fixed-rate and fair market value renewal options and a fair market value purchase option. PNM has agreed to exercise its option to purchase the leased assets at expiration of the lease at fair market value of $7.7 million. See Note 16.
The future lease payments shown below for the PVNGS and EIP leases have been reduced by amounts that will be returned to PNM through its ownership in related lessor notes.

	PVNGS Units 1&2	EIP	Delta	Total
	(In thousands)
2013	$27,427	$—	$5,956	$33,383
2014	32,236	4,267	5,956	42,459
2015	17,082	—	5,956	23,038
2016	3,270	—	5,956	9,226
2017	—	—	5,956	5,956
Thereafter	—	—	15,385	15,385
Total	$80,015	$4,267	$45,165	$129,447

The above table includes payments under the PVNGS leases through their existing expiration. As discussed in Note 7, PNM gave notice to the lessors under the PVNGS Unit 1 leases in 2013 that PNM would renew the leases. The renewal payments under the PVNGS Unit 1 leases are $16.5 million, which are not included above. The renewal period is yet to be determined, but will be between two and eight years. See Sources of Power in Part I, Item 1, Investments in Note 1, and Note 7 for additional information.

Commitments and Contractual Obligations
The following table sets forth PNMR’s long-term contractual obligations as of December 31, 2012. See Note 7 for further details about the Company’s significant leases:

	Payments Due
Contractual Obligations	2013	2014-2015	2016-2017	2018 and Thereafter	Total
	(In thousands)
Long-term debt (a)	$2,530	$231,892	$57,000	$1,385,070	$1,676,492
Interest on long-term debt (b)	116,377	227,180	198,033	606,679	1,148,269
Operating leases (c)	44,040	83,525	28,309	94,883	250,757
Transmission reservation payments	13,443	14,859	11,276	19,667	59,245
Coal contracts (d)	61,809	125,687	101,853	—	289,349
Coal mine decommissioning (e)	3,907	1,327	2,928	72,983	81,145
Nuclear decommissioning funding requirements (f)	2,600	5,200	5,200	60,812	73,812
Outsourcing	5,573	7,771	3,629	—	16,973
Pension and retiree medical (g)	64,542	35,719	8,274	—	108,535
Construction expenditures (h)	372,807	827,969	581,114	—	1,781,890
Total (i)	$687,628	$1,561,129	$997,616	$2,240,094	$5,486,467

(a)	Represents total long-term debt excluding unamortized discounts of $4.2 million.

(b)	Represents interest payments during the period.

(c)
The operating lease amounts include amounts due to Delta. The amounts include payments under the PVNGS leases through their existing expiration. As discussed in Note 7, PNM gave notice to the lessors under the PVNGS Unit 1 leases in 2013 that PNM would renew the leases. The renewal payments under the PVNGS Unit 1 leases are $16.5 million, which are not included in the above table. The renewal period is yet to be determined, but will be between two and eight years. The amounts in the above table are net of amounts to be returned to PNM as payments on its investments in related PVNGS lessor notes. See Investments in Note 1 and Note 7. See Note 9 for additional information about the Delta operating lease, including the potential purchase of Delta.

(d)	Represents only certain minimum payments that may be required under the coal contracts if no deliveries are made.

(e)	Includes funding of the trust established for post-term reclamation related to the mines serving SJGS. See Note 16.

(f)	These obligations represent funding based on the current rate of return on investments.

(g)	The Company only forecasts funding for its pension and retiree medical plans for the next five years.

(h)
Represents forecasted construction expenditures, including nuclear fuel, under which substantial commitments have been made. See Note 14. The Company only forecasts capital expenditures for the next five years. The construction expenditures include the purchase of the leased portion of the EIP at the expiration of the lease. See Capital Requirements above and Note 16.

(i)
PNMR is unable to reasonably estimate the timing of liability and interest payments for uncertain income tax positions in individual years due to uncertainties in the timing of the effective settlement of tax positions. Therefore, PNMR’s liability of $19.2 million and interest payable of $1.1 million are not reflected in this table. Amounts PNM is obligated to pay Valencia are not included above since Valencia is consolidated by PNM in accordance with GAAP. See Note 9. No amounts are included above for the New Mexico Wind Energy PPA since there are no minimum payments required under that agreement.

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
The PNMR Revolving Credit Facility, PNM Revolving Credit Facility, and TNMP Revolving Credit Facility, contain “ratings triggers,” for pricing purposes only. If PNMR, PNM, or TNMP is downgraded or upgraded by the ratings agencies, the result would be an increase or decrease in interest cost. In addition, the revolving credit facilities, as well as the PNMR Term Loan Agreement and TNMP 2011 Term Loan, each contain a covenant requiring the maintenance of debt-to-capital ratios of less than 65%. In the calculation of debt for PNMR and PNM, the present value of payments under the PVNGS and EIP leases are considered debt. If that ratio were to exceed 65%, the entity could be required to repay all borrowings under its facility, be prevented from borrowing on the unused capacity under the facility, and be required to provide collateral for all outstanding letters of credit issued under the facility.
If a contingent requirement were to be triggered under the PNM Revolving Credit Facility resulting in an acceleration of the repayment of outstanding loans under the PNM Revolving Credit Facility, a cross-default provision in the PVNGS leases could occur if the accelerated amount is not paid. If a cross-default provision is triggered, the PVNGS lessors have the ability to accelerate their rights under the leases, including acceleration of all future lease payments. The PNMR Term Loan Agreement also includes a cross-default provision.
PNM's standard purchase agreement for the procurement of gas for its fuel needs contains a contingent requirement that could require PNM to provide collateral for its gas purchase obligations if the seller were to reasonably believe that PNM was unable to fulfill its payment obligations under the agreement.
The master agreement for the sale of electricity in the WSPP contains a contingent requirement that could require PNM to provide collateral if the credit ratings on its debt falls below investment grade. The WSPP agreement also contains a contingent requirement, commonly called a material adverse change provision, which could require PNM to provide collateral if a material adverse change in its financial condition or operations were to occur. Additionally, PNM utilizes standard derivative contracts to financially hedge and trade energy. These agreements contain contingent requirements that require PNM to provide security if the credit rating on its debt falls below investment grade.

No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure
The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include operating lease obligations as debt.

	December 31,
PNMR	2012	2011
PNMR common equity	48.9%	48.3%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	50.8%	51.4%
Total capitalization	100.0%	100.0%
PNM
PNM common equity	50.5%	49.7%
Preferred stock	0.5%	0.5%
Long-term debt	49.0%	49.8%
Total capitalization	100.0%	100.0%
TNMP
Common equity	59.8%	59.8%
Long-term debt	40.2%	40.2%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY
Climate Change Issues

Background
In 2012, PNM's generating plants emitted approximately 6.7 million metric tons of CO2, which comprises the vast majority of its GHG.  By comparison, the total GHG in the United States in 2010, the latest year for which EPA has published this data, were approximately 6.8 billion metric tons, of which approximately 5.7 billion metric tons were CO2.  According to EPA data, electricity generation accounted for approximately 2.3 billion metric tons, or 40%, of the CO2 emissions.

PNM has several programs underway to reduce GHG from its generating plants, thereby reducing its exposure to climate change regulation. See Note 17. In 2011, PNM completed construction of 22 MW of utility-scale solar generation located at five sites on PNM's system throughout New Mexico. In 2013, PNM will be expanding its renewable energy portfolio by constructing 21.5 MW of utility-scale solar generation that will be on-line by the end of the year and has signed a 20 year PPA for the output of a 10 MW geothermal facility to be in service by January 1, 2014. Additionally, PNM has a customer distributed solar generation program that is expected to grow distributed solar from almost 20 MW installed at the end of 2012 to over 44 MW by the end of 2014. Once fully subscribed, the distributed solar programs will reduce PNM's production from fossil-fueled electricity generation by 116 GWh per year. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a 2012 budget of over $17 million, that PNM estimates saved approximately 71 GWh of electricity in 2012. Over the next 18 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 12,185 GWh of electricity, which will avoid at least 6.1 million metric tons of CO2 based upon projected emissions from PNM's system-wide portfolio with and without these programs. These estimates are subject to change given that it is difficult to accurately estimate avoidance because of the high uncertainty of many of the underlying variables and complex interrelationships between those variables, including changes in demand for electricity.
Management periodically updates the Board on implementation of corporate environmental policy and the Company's environmental management systems, promotion of energy efficiency, and use of renewable resources.  The Board is also advised of the Company's practices and procedures to assess the sustainability impacts of operations on the environment.  The Board regularly considers associated issues around climate change, the Company's GHG exposures, and potential financial consequences that might result from potential federal and/or state regulation of GHG.
Approximately 81.8% of PNM's owned and leased generating capacity at December 31, 2012 consisted of coal or gas-fired generation that produces GHG, all of which is located within the United States. The Company does not anticipate any direct impact from any near-term international accords. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG, including plant performance.  For example, if PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. If new natural gas-fired generation resources are added to meet increased load as anticipated in PNM's current IRP, GHG would be incrementally increased. As described in Note 16, on February 15, 2013, PNM, NMED, and EPA agreed to pursue a strategy to address the regional haze requirements of the CAA at the coal-fired SJGS, which would include the shutdown of SJGS Units 2 and 3. If implemented, shutdown of those units would reduce PNM's GHG. That agreement also contemplates that gas-fired generation would be built to partially replace the retired capacity. Although replacement power strategies have not been finalized, the reduction in GHG from the retirement of coal-fired generation would be greater than the increase in GHG from replacement with gas-fired generation.
Because of PNM's dependence on fossil-fueled generation, any legislation that imposes a limit or cost on GHG will impact the cost at which electricity is produced. While PNM expects to be entitled to recover that cost through rates, the timing and outcome of proceedings for cost recovery is uncertain. In addition, to the extent that any additional costs are recovered through rates, customers may reduce their demand, relocate facilities to other areas with lower energy costs, or take other actions that ultimately will adversely impact PNM.
Given the geographic location of its facilities and customers, PNM generally has not been exposed to the extreme weather events and other physical impacts commonly attributed to climate change, with the possible exception of periodic drought conditions. Climate changes are generally not expected to have material consequences in the near-term. Drought conditions in northwestern New Mexico could impact the availability of water for cooling coal-fired generating plants. Water shortage sharing agreements have been in place since 2004, although no shortage has been declared due to sufficient precipitation in the San Juan River basin. PNM also has a supplemental water contract in place with the Jicarilla Tribe to help address any water shortages from primary sources. The contract expires on December 31, 2016.  TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and drought conditions. In addition to potentially causing physical damage to TNMP owned facilities, which disrupt the ability to transmit and/or distribute energy, hurricanes can temporarily reduce customers' usage and demand for energy.

EPA Regulation
In April 2007, the United States Supreme Court held that EPA has the authority to regulate GHG under the CAA.  This decision heightened the importance of this issue for the energy industry.  In December 2009, EPA released its endangerment finding stating that the atmospheric concentrations of six key greenhouse gases (CO2, methane, nitrous oxides, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride) endanger the public health and welfare of current and future generations. In May 2010, EPA released the final PSD and Title V Greenhouse Gas Tailoring Rule (the "Tailoring Rule") to address GHG from stationary sources under the CAA permitting programs. The purpose of the rule is to “tailor” the applicability of two programs, PSD and

Title V operating permit programs, to avoid impacting millions of small GHG emitters. The rule focuses on the largest sources of GHG, including fossil-fueled electric generating units. This program currently covers new construction projects that emit GHG of at least 100,000 tons per year (even if PSD is not triggered for other pollutants). In addition, modifications at existing facilities that increase GHG by at least 75,000 tons per year will be subject to PSD permitting requirements, even if they do not significantly increase emissions of any other pollutant. EPA had indicated in its original Tailoring Rule that it might extend PSD regulation to smaller emission sources. However, on July 3, 2012, EPA finalized the third phase of the rule by keeping the permitting thresholds where they are. All of PNM's fossil-fueled generating plants are potentially subject to the Tailoring Rule because of the magnitude of non-GHG, but the existing plants do not have any currently planned projects that would trigger PSD permitting for GHG. Any newly constructed power plant would likely be subject to the Tailoring Rule.
On June 26, 2012, the D.C. Circuit rejected challenges to EPA's 2009 GHG endangerment finding, GHG emission standards for light-duty vehicles, PSD Interpretive Memorandum (EPA's so-called GHG "Timing Rule"), and Tailoring Rule. The Court found that EPA's endangerment finding and its light-duty vehicle rule "are neither arbitrary nor capricious," that "EPA's interpretation of the governing CAA provisions is unambiguously correct," and that "no petitioner has standing to challenge the Timing and Tailoring Rules."

On March 27, 2012, EPA issued its proposed carbon pollution standards for the emission of GHG from new fossil-fueled electric generating units (“EGUs”). The proposed NSPS sets a limit of 1,000 lb CO2/MWh and covers newly constructed fossil-fueled EGUs that are larger than 25 MW. The proposed limit is based on the performance of natural gas combined cycle technology. Therefore, coal-fired power plants would likely only be able to comply with the standard by using carbon capture and sequestration technology. The proposed rule includes an exemption for simple cycle EGUs. However, during the comment period, EPA solicited comments on whether to drop the exemption and instead exempt any fossil-fueled EGU that limits electric generation to one-third of its annual generating capacity. The proposed rule, as written, does not include limits that apply to existing power plants, or proposed plants that already have a complete preconstruction permit and commence construction within 12 months of the issuance of the proposed rule. The proposal is the first NSPS issued for CO2, and although it is limited to new sources, it has potential far-reaching implications for the utility industry. When finalized, the standard could serve as the floor for BACT analysis for PSD permitting for new GHG sources under the Tailoring Rule. The proposed rule was published in the Federal Register on April 13, 2012. EPA accepted comment on the proposed rule through June 25, 2012.
Completion of the proposed NSPS for new EGUs is a prerequisite for EPA to promulgate GHG standards for existing sources. An EPA proposal to establish a GHG NSPS for existing sources is expected sometime in 2013. In setting the standards, EPA has historically used technology-based performance standards on emission rates, but currently there are no GHG control technologies in existence that can provide a basis for an existing source NSPS.
EPA regulation of GHG from large stationary sources will impact PNM's operations due to its reliance on fossil-fueled electric generation. The impact to PNM is unknown because the regulatory requirements, including BACT implications and NSPS requirements, are still developing. Impacts could involve investments in efficiency improvements and/or control technologies at the fossil-fueled generating plants. Currently, there are no commercially viable GHG control technologies although such technologies may become viable in the future. It is also possible that the costs of such improvements or technologies could impact the economic viability of some plants.

Federal Legislation
Prospects for enactment of legislation imposing a new or enhanced regulatory program to address climate change in the new Congress are unlikely in 2013, although there is growing interest among some policymakers in addressing climate change and there may be legislation in the future.  Instead, EPA is the primary venue for GHG regulation in the near future, especially for coal-fired units. PNM has assessed, and continues to assess, the impacts of potential climate change legislation or regulation on its business.  This assessment is preliminary, and future changes arising out of the legislative or regulatory process could impact the assessment significantly.  PNM's assessment includes assumptions regarding the specific GHG limits, the timing of implementation of these limits, the level of emissions allowances allocated and the level that must be purchased, the development of technologies for renewable energy and to reduce emissions, the cost of emissions allowances, the degree to which offsets may be used for compliance, and provisions for cost containment. Moreover, the assessment assumes various market reactions such as with respect to the price of coal and gas and regional plant economics.  These assumptions, at best, are preliminary and speculative. However, based upon these assumptions, the enactment of climate change legislation would likely, among other things, result in significant compliance costs, including significant capital expenditures by PNM, and could jeopardize the economic viability of certain generating facilities. See Note 16.  In turn, these consequences would lead to increased costs to customers and could affect results of operations, cash flows, and financial condition if the incurred costs are not fully recovered through regulated rates. Higher rates could also contribute to reduced demand for electricity.  PNM's assessment process is ongoing, but too preliminary and speculative at this time for the meaningful prediction of financial impact.

State and Regional Activity
Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility's customers.  The NMPRC issued an order in June 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  However, PNM is required to use these prices for purposes of its IRP, and the prices may not reflect the costs that it ultimately will incur.  PNM's IRP filed with the NMPRC on July 18, 2011 (Note 17) showed that while consideration of the NMPRC required carbon emissions costs did not significantly change the resource decisions regarding future facilities over the next 20 years, it did slightly impact the projected in-service dates of some of the identified resources.  Much higher GHG costs than assumed in the NMPRC analysis are necessary to impact future resource decisions. The primary consequence of the standardized cost of carbon emissions was an increase to generation portfolio costs. In recent years, New Mexico also adopted regulations to directly limit GHG from larger sources, including electric generation units. However, these regulations were recently repealed. In November 2010, the EIB adopted a regional GHG cap and trade program proposed by the NMED. The NMED GHG program was intended to implement, in New Mexico, the regional cap and trade program developed by the Western Climate Initiative (“WCI) which is an organization formerly comprised of seven western states, including New Mexico, and three Canadian provinces. The NMED GHG regulation would have capped GHG emissions based on a 2011 emission baseline. Thereafter, NMED would grant GHG allowances to covered sources based on their individual emission baseline. The available allowances would decline by 2% each succeeding year requiring sources to either reduce GHG emissions by the requisite amount or purchase emission allowances from a yet-to-be established regional trading market. The required GHG reductions under the NMED program were not to be triggered until the available trading market for GHG allowances consisted of 100 million metric tons or more. New Mexico, by itself, had insufficient regulated GHG emissions to establish the requisite trading market.
PNM and other public utilities and industry groups challenged the NMED GHG cap and trade program in the New Mexico Court of Appeals. During the pendency of these appeals, the EIB agreed to consider a petition for the repeal of the NMED GHG cap and trade regulation. PNM and the other appellants filed a petition to repeal the New Mexico GHG cap and trade regulation, and in February 2012, the EIB voted unanimously to repeal the GHG cap and trade regulation. The NMED supported the repeal of its GHG cap and trade regulation. The repeal of the GHG cap and trade regulation has now been challenged by two environmental advocacy organizations and is currently pending before the New Mexico Court of Appeals.
In a separate rulemaking proceeding filed in December 2008, New Energy Economy (“NEE”) petitioned the EIB for the adoption of a regulation that would cap GHG from larger sources such as electric generation units. The EIB adopted the NEE GHG regulation, in a modified form, in December 2010 as a “backstop” to the NMED GHG cap and trade regulation. The effective date of the NEE GHG regulation was delayed until the later of January 1, 2013 or six months after NMED's cap-and-trade regulation described above is no longer in force. Under the NEE GHG regulation, covered sources would have to reduce GHG emissions by 3% per year, subject to a specified cost cap.
The NEE GHG regulation was challenged in the New Mexico Court of Appeals by PNM and the same groups that challenged the NMED cap and trade regulation. Again, during the pendency of the appeals, the EIB agreed to consider a petition for the repeal of the NEE GHG regulation. In March 2012, the EIB voted unanimously to repeal the NEE GHG regulation. The NMED supported the repeal of the NEE GHG regulation. The repeal of the NEE GHG regulation has been challenged in the Court of Appeals by the same environmental organizations that have challenged the repeal of the NMED cap and trade regulation.
The Court of Appeals conditionally dismissed the challenges to the adoption of the NMED GHG cap and trade and NEE GHG regulations because of the repeal of those regulations. The challenges are subject to reinstatement in the event of a successful challenge to the repeal of the NMED GHG cap and trade or NEE GHG regulation and reinstatement of either of those regulations.
At present it is difficult to assess whether the pending challenges to the repeals of the NMED GHG cap and trade regulation and the NEE GHG regulation will be successful. PNM's analysis of these regulations is that both would increase environmental compliance costs for its fossil fueled generation facilities. It appears that New Mexico is reassessing whether a single-state or regional approach to the regulation of GHG is appropriate public policy. New Mexico is no longer a member-participant in the WCI, but remains involved as an observer. However, PNM cannot rule out future state legislative or regulatory initiatives to regulate GHGs.

On August 2, 2012, thirty-three New Mexico organizations representing public health, business, environmental, consumers, Native American and other interested parties filed a petition for rulemaking with the NMPRC. The petition asks the NMPRC to issue a NOPR regarding the implementation of an Optional Clean Energy Standard for electric utilities located in New Mexico. The proposed standard would have utilities that elect to participate reduce their CO2 emissions by 3% per year. Utilities that opt into the program would be assured recovery of their reasonable compliance costs. On October 4, 2012, the NMPRC held a workshop to discuss the proposed standard and whether it has authority to proceed with the NOPR. There has been no further action on this matter and it remains pending before the NMPRC.

Transmission Issues

At any given time, FERC has various notices of inquiry and rulemaking dockets related to transmission issues pending. Such actions may lead to changes in FERC administrative rules or ratemaking policy, but there is no specific time frame in which action must be taken or a docket will be closed with no further action. Further, such notices and rulemaking dockets do not apply strictly to PNM, but will have industry-wide effects in that they will apply to all FERC-regulated entities. The Company monitors and often submits comments taking a position in such notices and rulemaking dockets or may join in larger group responses. The Company often cannot determine the full impact of a proposed rule and policy change until the final determination is made by FERC and the Company is unable to predict the outcome of these matters.
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
During the first quarter of 2011, at the request of PNM and other southwestern utilities, NERC advised all transmission owners and transmission service providers they have delayed the implementation of portions of the MOD-029 methodology for "Flow Limited" paths until such time as a modification to the standard can be developed that will mitigate the technical concerns identified by the transmission owners and transmission service providers. PNM and other western utilities filed a Standards Action Request with NERC in the second quarter of 2012 and are waiting for the request to be processed through NERC's standards development.
In July 2011, FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development.  Order 1000 calls for significant changes to the transmission process of WestConnect, an organization of utility companies providing transmission of electricity, in the western region that includes PNM.  On October 11, 2012, PNM and other WestConnect participants filed modified versions of Attachment K to their transmission tariffs to meet Order 1000 regional compliance requirements. Thirteen intervention motions were filed, with several objecting to and/or protesting various provisions of the filings submitted by WestConnect participants. On December 17, 2012, the WestConnect participants filed responses to the issues raised by the intervenors. FERC has not responded to the filing and protests raised by intervenors. A second compliance filing will be made in April 2013 to address the planning and cost allocation between WestConnect and other regions.

Financial Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Reform Act”), enacted in July 2010, includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading facility. It also includes provisions related to swap transaction reporting and recordkeeping and may impose margin requirements on swaps that are not centrally cleared. Although several of the rules required to implement the legislation have not yet been finalized, the United States Commodity Futures Trading Commission ("CFTC") has published final rules defining several key terms related to the act and has set compliance dates for various types of market participants. The Dodd-Frank Reform Act provides exemptions from certain requirements, including an exception to the mandatory clearing and swap facility execution requirements for commercial end-users that use swaps to hedge or mitigate commercial risk.  PNM expects to qualify for this exception. PNM also expects to be able to comply with its requirements under the Dodd-Frank Reform Act and related rules within the time frames required by the CFTC. However, as a result of the Dodd-Frank Reform Act and related rules, PNM's swap activities could be subject to increased costs, including from higher margin requirements. In addition, implementation of, and compliance with, the swaps provisions of the Dodd-Frank Reform Act and related rules by PNM's swap counterparties could result in increased costs. At this time, PNM cannot predict the ultimate impact the Dodd-Frank Reform Act may have on PNM's financial condition, results of operations, cash flows, or liquidity.

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
Unbilled Revenues
The Company records unbilled revenues representing management’s assessment of the estimated amount of revenue earned from customers for services rendered between the meter-reading dates in a particular month and the end of that month. Management estimates unbilled revenues based on historical sales recorded in the billing system, taking into account weather impacts. The method is consistent with the approach to normalization employed for rate case billing determinants and the load forecast. To the extent the estimated amount differs from the amount subsequently billed, revenues will be affected.
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

Impairments
Tangible long-lived assets and amortizable intangible assets are evaluated for impairment when events and circumstances indicate that the assets might be impaired in accordance with GAAP. These potential impairment indicators include management’s assessment of fluctuating market conditions as a result of planned and scheduled customer purchase commitments; future market penetration; changing environmental requirements; fluctuating market prices resulting from factors including changing fuel costs and other economic conditions; weather patterns; and other market trends. The amount of impairment recognized, if any, is the difference between the fair value of the asset and the carrying value of the asset and would reduce both the asset and current period earnings. Variations in the assessment of potential impairment or in the assumptions used to calculate an impairment could result in different outcomes, which could lead to significant effects on the Consolidated Financial Statements.
Goodwill and non-amortizable other intangible assets are evaluated for impairment at least annually, or more frequently if events and circumstances indicate that the goodwill and intangible assets might be impaired. Note 22 contains information on the impairment testing performed by the Company on goodwill and intangible assets. No impairments were indicated in the Company’s annual goodwill testing, which was performed as of April 1, 2012. Since the annual evaluation, there have been no indications that the fair values of the reporting units with recorded goodwill have decreased below the carrying values. The annual testing was based on certain critical estimates and assumptions. Changes in the estimates or the use of different assumptions could affect the determination of fair value and the conclusion of impairment for each reporting unit.
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
The other primary factor impacting the determination of the fair value of each reporting unit is the estimation of future cash flows. The Company considers budgets, long-term forecasts, historical trends, and expected growth rates in order to estimate future cash flows. Any forecast contains a degree of uncertainty and modifications to these cash flows could significantly increase or decrease the fair value of a reporting unit. For the PNM and TNMP reporting units, which are subject to rate-regulation, a fair recovery of and return on costs prudently incurred to serve customers is assumed. Should the regulators not allow recovery of certain costs or not allow these reporting units to earn a fair rate of return on invested capital, the fair value of the reporting units could decrease. For the First Choice unregulated reporting unit, which PNMR sold on November 1, 2011 (Note 3), assumptions regarding customer usage, pricing, retention, and payment behavior, in addition to fluctuations in the cost of energy, significantly impacted estimates of future cash flows.
The Company believes that the WACCs and cash flow projections utilized in the 2012 testing appropriately reflected the fair value of each reporting unit. Since any cash flow projection contains uncertainty, the Company adjusted the WACCs used to reflect that uncertainty. The Company does not believe that there are indications of goodwill impairment in any of its reporting units, but this analysis is highly subjective. As of the impairment testing for April 1, 2012, the fair value of the PNM reporting unit, which had goodwill of $51.6 million, exceeded its carrying value by approximately 15%. The fair value of the TNMP reporting unit, which had goodwill of $226.7 million, exceeded its carrying value by approximately 26%. Due to the subjectivity and sensitivities of the assumptions and estimates underlying the impairment analysis, there can be no assurance that future analyses, which will be based on the appropriate assumptions and estimates at that time, will not result in impairments.

PNMR had an investment in Optim Energy, which was accounted for using the equity method of accounting up to September 23, 2011. On September 23, 2011, PNMR's ownership in Optim Energy was reduced from 50% to 1%. Beginning in 2009 and continuing throughout 2010, Optim Energy was affected by adverse market conditions, primarily low natural gas and power prices. These factors were indicators of impairment that required an impairment analysis to be performed by PNMR of its investment in Optim Energy as of December 31, 2010. PNMR's analysis indicated that its entire investment in Optim Energy was impaired and PNMR reduced the carrying value of its investment in Optim Energy to zero at December 31, 2010, resulting in a pre-tax loss of $188.2 million in 2010. Accordingly and because PNMR had no further financial commitment to Optim Energy, no additional impairment analysis was performed in 2012. See Note 21.
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
Market Risk
See Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risk for discussion regarding the Company’s accounting policies and sensitivity analysis for the Company’s financial instruments and derivative energy and other derivative contracts.
MD&A FOR PNM
RESULTS OF OPERATIONS
PNM operates in only one reportable segment, as presented above in Results of Operations for PNMR.
MD&A FOR TNMP
RESULTS OF OPERATIONS
TNMP operates in only one reportable segment, as presented above in Results of Operations for PNMR.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company manages the scope of its various forms of risk through a comprehensive set of policies and procedures with oversight by senior level management through the RMC. The Board’s Finance Committee sets the risk limit parameters. The RMC has oversight over the risk control organization. The RMC is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions on an enterprise-wide basis. The RMC's responsibilities include:
• Establishment of policies regarding risk exposure levels and activities in each of the business segments
• Approval of the types of derivatives entered into for hedging
• Review and approval of hedging risk activities
• Establishment of policies regarding counterparty exposure and limits
• Authorization and delegation of transaction limits
• Review and approval of controls and procedures for derivative activities
• Review and approval of models and assumptions used to calculate mark-to-market and market risk exposure
• Proposing risk limits to the Board’s Finance Committee for its approval
• Quarterly reporting to the Board’s Audit and Finance Committees on these activities.
To the extent an open position exists, fluctuating commodity prices, interest rates, equity prices, and economic conditions can impact financial results and financial position, either favorably or unfavorably. As a result, the Company cannot predict with certainty the impact that its risk management decisions may have on its businesses, operating results, or financial position.
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 8, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Consolidated Balance Sheets. At December 31, 2012 and 2011, PNMR and PNM had no commodity derivative instruments designated as cash flow hedging instruments.

Commodity contracts, other than those that do not meet the definition of a derivative under GAAP and those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Consolidated Balance Sheet. The following table details the changes in the net asset or liability balance sheet position for mark-to-market energy transactions.

	Economic Hedges
	PNMR	PNM
	(In thousands)
Sources of fair value gain (loss):
Net fair value at December 31, 2010	$(22,975)	$(3,676)
Amount realized on contracts delivered during period	5,232	(802)
Changes in fair value	3,481	4,624
Net mark-to-market change recorded in earnings	8,713	3,822
Net change recorded as regulatory liability	(502)	(502)
Unearned/prepaid option premiums	1,793	—
Settlement of de-designated cash flow hedges	423	—
Sale of First Choice	12,192	—
Net fair value at December 31, 2011	(356)	(356)
Amount realized on contracts delivered during period	(4,110)	(4,110)
Changes in fair value	5,708	5,708
Net mark-to-market change recorded in earnings	1,598	1,598
Net change recorded as regulatory liability	(38)	(38)
Net fair value at December 31, 2012	$1,204	$1,204

The following table provides the maturity of the net assets (liabilities), giving an indication of when these mark-to-market amounts will settle and generate (use) cash.
Fair Value of Mark-to-Market Instruments at December 31, 2012

	2013	2014	2015	2016
PNMR and PNM	(In thousands)
Economic hedges
Prices actively quoted	$—	$—	$—	$—
Prices provided by other external sources	2,785	(585)	(669)	(327)
Prices based on models and other valuations	—	—	—	—
Total	$2,785	$(585)	$(669)	$(327)

PNM measures the market risk of its long-term contracts and wholesale activities using a Monte Carlo VaR simulation model to report the possible loss in value from price movements and is not a measure of the potential accounting mark-to-market loss. The quantitative risk information is limited by the parameters established in creating the model. The Monte CarloVaR methodology employs the following critical parameters: historical volatility estimates, market values of all contractual commitments, a three-day holding period, seasonally adjusted and cross-commodity correlation estimates, and a 95% confidence level. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.
PNM measures VaR for the positions in its wholesale portfolio (not covered by the FPPAC).  For the year ended December 31, 2012, the high, low, and average VaR amounts were $1.4 million, $0.25 million, and $0.60 million. For the year ended December 31, 2011, the high, low and average VaR amounts were $1.6 million, $0.5 million, and $1.1 million. At December 31, 2012 and December 31, 2011, the VaR amounts for the PNM wholesale portfolio were $0.50 million and $1.1 million.
Because of its obligation to serve customers, First Choice was required to take certain contracts to settlement and evaluated the settlement of its positions against earnings using a GEaR calculation with a hold-to-maturity at risk of 12 months. Management believed the GEaR results were a reasonable approximation of the potential variability of earnings against forecasted earnings. First Choice also utilized a VaR measure to measure short term market price impacts, which was intended to capture the effects of changes in market prices for a holding period of three days over the life of the total portfolio. The GEaR and VaR calculations utilized the same Monte Carlo simulation approach and confidence level described above. For the ten months ended October 31, 2011, the high, low and average amounts were $2.4 million, $4.6 million, and $0.9 million for GEaR and $1.1 million, less than $0.1 million and $0.4 million for VaR.
The VaR and GEaR limits, which were not exceeded during 2012 or 2011, represent an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.
Credit Risk
The Company is exposed to credit risk from its retail and wholesale customers, as well as the counterparties to derivative instruments. The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties.

The following table provides information related to credit exposure by the credit worthiness (credit rating) of the counterparties and concentration of credit risk to counterparties. All credit exposures at December 31, 2012 will mature in less than two years.

Schedule of Credit Risk Exposure
December 31, 2012

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
PNMR and PNM
External ratings:
Investment grade	$6,117	3	$3,345
Non-investment grade	—	—	—
Internal ratings:
Investment grade	121	—	—
Non-investment grade	33	—	—
Total	$6,271		$3,345

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody’s rating of Baa3. The category “Internal Ratings - Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than full-requirements customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At December 31, 2012, PNMR and PNM held no credit collateral to offset their credit exposure.

Net credit risk for PNMR’s and PNM’s largest counterparty as of December 31, 2012 was $6.7 million, which is due from a full requirements customer.

The PVNGS lessor notes are not exposed to credit risk, since the notes are repaid as PNM makes payments on the underlying leases. Other investments have no significant counterparty credit risk.
Interest Rate Risk
The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of long-term debt instruments for PNMR, PNM, and TNMP would increase by 2.4%, 2.6%, and 2.3%, if interest rates were to decline by 50 basis points from their levels at December 31, 2012. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. As described in Note 6, TNMP has long-term debt of $50.0 million that bears interest at a variable rate. However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk. At February 22, 2013, PNMR, PNM, and TNMP had $24.2 million, $107.7 million, and $25.0 million of short-term debt outstanding under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. The revolving credit facilities and the $100.0 million PNMR Term Loan Agreement bear interest at variable rates, which averaged 1.96% for the PNMR Revolving Credit Facility, 1.34% for the PNMR Term Loan Agreement, 1.71% for PNM Revolving Credit Facility, and 1.83% for the TNMP Revolving Credit Facility on February 22, 2013 borrowings, and the Company is exposed to interest rate risk to the extent of future increases in variable interest rates.
The investments held by PNM in trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits had an estimated fair value of $775.3 million at December 31, 2012, of which 49.5% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2012, the decrease in the fair value of the fixed-rate securities would be 6.1%, or $23.4 million. The securities held by TNMP in trusts for pension and other post-employment benefits had an estimated fair value of

$75.2 million at December 31, 2012, of which 45.1% were fixed-rate debt securities that subject TNMP to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at December 31, 2012, the decrease in the fair value of the fixed-rate securities would be 7.1%, or $2.4 million.
PNM and TNMP do not directly recover or return through rates any losses or gains on the securities, including equity and alternative investments discussed below, in the trusts for decommissioning, reclamation, pension benefits, and other post-employment benefits. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the rate making process to the extent applicable to regulated operations. PNM and TNMP are at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market and alternatives investment risks discussed below to the extent not ultimately recovered through rates charged to customers.
Equity Market Risk
PNM's NDT and trusts established for PNM’s and TNMP's pension and post-employment benefits plans hold certain equity securities at December 31, 2012. These equity securities expose PNM and TNMP to losses in fair value should the market values of the underlying securities decline. Equity securities comprised 37.9% and 34.6%of the securities held by the various PNM and TNMP trusts as of December 31, 2012. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $29.4 million for PNM and $2.6 million for TNMP.
There was a significant decline in the general price levels of marketable equity securities in late 2008 and in early 2009. The impacts of these declines were considered in the funding and expense valuations performed for 2011 and 2012, which resulted in reduced income or increased expense related to the pension plans being recorded and required increased levels of funding beginning in 2010. See Note 12.
Alternatives Investment Risk
The Company had 16.0% of its pension assets invested in the alternatives asset class as of December 31, 2012. The Company has changed the target for this class to 16%. This includes real estate, private equity, and hedge funds. These investments are limited partner structures that are multi-manager multi-strategy funds. This investment approach gives broad diversification and minimizes risk compared to a direct investment in any one component of the funds. The general partner oversees the selection and monitoring of the underlying managers. The Company’s Corporate Investment Committee, assisted by its investment consultant, monitors the performance of the funds and general partner’s investment process. There is risk associated with these funds due to the nature of the strategies and techniques and the use of investments that do not have readily determinable fair value. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $9.3 million. The valuation of the alternative asset class was also impacted by the significant decline in the general price levels of marketable equity securities in 2008 and 2009.

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
Management assessed the effectiveness of PNMR’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNMR’s internal control over financial reporting was effective as of December 31, 2012.
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
Management assessed the effectiveness of PNM’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that PNM’s internal control over financial reporting was effective as of December 31, 2012.

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
Management assessed the effectiveness of TNMP’s internal control over financial reporting based on the Internal Control – Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment performed, management concludes that TNMP’s internal control over financial reporting was effective as of December 31, 2012.

/s/ Patricia K. Collawn
Patricia K. Collawn,
Chief Executive Officer

/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the internal control over financial reporting of PNM Resources, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our reports dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of PNM Resources, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of earnings (loss), comprehensive income (loss), cash flows, and changes in equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PNM Resources, Inc. and subsidiaries as of December 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Public Service Company of New Mexico
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Public Service Company of New Mexico and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of New Mexico and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Texas-New Mexico Power Company
Lewisville, Texas

We have audited the accompanying consolidated balance sheets of Texas-New Mexico Power Company and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, cash flows, and changes in common stockholder's equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona March 1, 2013

PNM RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Electric Operating Revenues	$1,342,403	$1,700,619	$1,673,517
Operating Expenses:
Cost of energy	399,850	692,922	700,727
Administrative and general	187,740	257,774	264,556
Energy production costs	185,417	180,850	195,919
Regulatory disallowances	—	21,402	—
Depreciation and amortization	164,173	157,047	151,704
Transmission and distribution costs	71,125	69,693	63,421
Taxes other than income taxes	60,377	63,632	57,738
Total operating expenses	1,068,682	1,443,320	1,434,065
Operating income	273,721	257,299	239,452
Other Income and Deductions:
Interest income	13,072	15,515	18,896
Gains on investments held by NDT	13,015	8,985	4,868
Other income	12,746	5,309	14,837
Gain on sale of First Choice	1,012	174,925	—
Equity in net earnings (loss) of Optim Energy	—	—	(15,223)
Impairment of equity investment in Optim Energy	—	—	(188,176)
Other deductions	(17,686)	(24,715)	(12,660)
Net other income (deductions)	22,159	180,019	(177,458)
Interest Charges	120,845	124,849	125,373
Earnings (Loss) before Income Taxes	175,035	312,469	(63,379)
Income Taxes (Benefit)	54,910	121,535	(32,255)
Net Earnings (Loss)	120,125	190,934	(31,124)
(Earnings) Attributable to Valencia Non-controlling Interest	(14,050)	(14,047)	(13,563)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Net Earnings (Loss) Attributable to PNMR	$105,547	$176,359	$(45,215)
Net Earnings (Loss) Attributable to PNMR per Common Share:
Basic	$1.32	$1.98	$(0.49)
Diluted	$1.31	$1.96	$(0.49)
Dividends Declared per Common Share	$0.58	$0.50	$0.50
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net Earnings (Loss)	$120,125	$190,934	$(31,124)
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) benefit of $(15,262), $(13,577), and $(6,643)	23,286	20,718	10,136
Reclassification adjustment for (gains) included in net earnings (loss), net of income tax expense of $14,755, $13,956, and $3,070	(22,514)	(21,295)	(4,684)
Pension Liability Adjustment:
Experience gain (loss), net of income tax (expense) benefit of $11,910, $1,187 and $6,328	(18,174)	(1,771)	(9,670)
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax (expense) of $(1,825), $(1,699) and $(1,217)	2,786	2,593	1,857
Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $153, $349, and $(4,839)	(275)	(653)	7,065
Reclassification adjustment for (gains) losses included in net earnings (loss), net of income tax expense (benefit) of $(65), $(1,230), and $18,120	117	2,218	(27,313)
Total Other Comprehensive Income (Loss)	(14,774)	1,810	(22,609)
Comprehensive Income (Loss)	105,351	192,744	(53,733)
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(14,050)	(14,047)	(13,563)
Preferred Stock Dividend Requirements of Subsidiary	(528)	(528)	(528)
Comprehensive Income (Loss) Attributable to PNMR	$90,773	$178,169	$(67,824)
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$120,125	$190,934	$(31,124)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	206,499	195,366	186,067
PVNGS firm-sales contracts revenue	—	(2,558)	(58,289)
Bad debt expense	3,367	24,116	27,566
Deferred income tax expense	56,243	124,424	35,674
(Gain) on sale of First Choice	(1,012)	(174,925)	—
Equity in net (earnings) loss of Optim Energy	—	—	15,223
Impairment of equity investment in Optim Energy	—	—	188,176
Net unrealized (gains) losses on derivatives	(1,598)	(8,713)	29,303
Realized (gains) on investments held by NDT	(13,015)	(8,985)	(4,868)
Loss on reacquired debt	—	9,209	—
Abandonment of leased premises	7,411	—	—
Stock based compensation expense	3,585	6,556	2,894
Regulatory disallowances	—	21,402	—
Other, net	(4,115)	(939)	(1,719)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(2,547)	(70,734)	(11,398)
Materials, supplies, and fuel stock	(5,412)	(2,200)	(1,848)
Other current assets	(2,598)	(21,979)	(42,841)
Other assets	(30,778)	(15,835)	8,559
Accounts payable	14,020	20,969	(15,462)
Accrued interest and taxes	255	7,304	34,163
Other current liabilities	(19,905)	3,460	(35,974)
Proceeds from governmental grants	21,567	2,103	—
Other liabilities	(70,743)	(6,735)	(36,750)
Net cash flows from operating activities	281,349	292,240	287,352
Cash Flows From Investing Activities:
Utility plant additions	(308,909)	(326,931)	(281,488)
Proceeds from sales of investments held by NDT	167,330	145,286	79,853
Purchases of investments held by NDT	(173,158)	(149,185)	(85,847)
Proceeds from sale of First Choice	4,034	329,281	—
Transaction costs for sale of First Choice	—	(10,930)	—
Return of principal on PVNGS lessor notes	23,455	32,274	29,851
Investments in Optim Energy	—	—	(20,279)
Other, net	1,353	(17)	2,004
Net cash flows from investing activities	(285,895)	19,778	(275,906)
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows From Financing Activities:
Short-term loan	100,000	—	—
Revolving credit facilities borrowings (repayments), net	(24,000)	(139,300)	24,000
Long-term borrowings	20,000	210,000	403,845
Repayment of long-term debt	(22,387)	(110,752)	(405,970)
Purchase of preferred stock	—	(73,475)	—
Purchase of common stock	—	(125,683)	—
Proceeds from stock option exercise	11,684	5,622	1,247
Purchases to satisfy awards of common stock	(25,168)	(10,104)	(2,986)
Excess tax (shortfall) from stock-based payment arrangements	—	—	(580)
Payments received on PVNGS firm-sales contracts	—	2,558	30,476
Dividends paid	(45,137)	(45,656)	(46,254)
Valencia’s transactions with its owner	(15,630)	(16,801)	(17,745)
Proceeds from transmission interconnection arrangements	983	1,246	8,515
Repayment of transmission interconnection arrangements	(1,753)	(4,637)	—
Debt issuance costs and other	(152)	(5,349)	(5,231)
Net cash flows from financing activities	(1,560)	(312,331)	(10,683)
Change in Cash and Cash Equivalents	(6,106)	(313)	763
Cash and Cash Equivalents at Beginning of Year	15,091	15,404	14,641
Cash and Cash Equivalents at End of Year	$8,985	$15,091	$15,404
Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$113,265	$116,391	$119,676
Income taxes paid (refunded), net	$5,302	$(5,527)	$(99,318)
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,985	$15,091
Accounts receivable, net of allowance for uncollectible accounts of $1,751 and $1,778	87,093	87,794
Unbilled revenues	57,266	57,401
Other receivables	53,332	71,069
Materials, supplies, and fuel stock	59,643	54,231
Regulatory assets	39,120	44,993
Commodity derivative instruments	3,785	3,713
Income taxes receivable	101,477	95,130
Other current assets	31,490	33,397
Total current assets	442,191	462,819
Other Property and Investments:
Investment in PVNGS lessor notes	54,325	79,049
Investments held by NDT	188,971	168,851
Other investments	9,139	12,207
Non-utility property, net of accumulated depreciation of $131 and $120	4,487	4,631
Total other property and investments	256,922	264,738
Utility Plant:
Plant in service and plant held for future use	5,313,796	5,120,167
Less accumulated depreciation and amortization	1,774,223	1,705,520
	3,539,573	3,414,647
Construction work in progress	125,287	132,420
Nuclear fuel, net of accumulated amortization of $42,644 and $36,411	81,627	80,067
Net utility plant	3,746,487	3,627,134
Deferred Charges and Other Assets:
Regulatory assets	555,577	482,155
Goodwill	278,297	278,297
Commodity derivative instruments	352	—
Other deferred charges	92,757	89,470
Total deferred charges and other assets	926,983	849,922
	$5,372,583	$5,204,613
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$158,700	$82,700
Current installments of long-term debt	2,530	2,387
Accounts payable	99,177	103,139
Customer deposits	18,176	15,971
Accrued interest and taxes	52,003	53,114
Regulatory liabilities	15,173	125
Commodity derivative instruments	1,000	1,632
Dividends declared	11,679	10,089
Current portion of accumulated deferred income taxes	258	9,080
Other current liabilities	75,407	95,031
Total current liabilities	434,103	373,268
Long-term Debt	1,669,760	1,671,626
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	701,545	645,099
Accumulated deferred investment tax credits	14,242	15,771
Regulatory liabilities	423,460	418,098
Asset retirement obligations	85,893	79,233
Accrued pension liability and postretirement benefit cost	224,565	224,766
Commodity derivative instruments	1,933	2,437
Other deferred credits	116,523	106,378
Total deferred credits and other liabilities	1,568,161	1,491,782
Total liabilities	3,672,024	3,536,676
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,182,819	1,193,191
Accumulated other comprehensive income (loss), net of income taxes	(81,630)	(66,856)
Retained earnings	506,998	447,650
Total PNMR common stockholders’ equity	1,608,187	1,573,985
Non-controlling interest in Valencia	80,843	82,423
Total equity	1,689,030	1,656,408
	$5,372,583	$5,204,613
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNMR					Non- controlling Interest in Valencia
		PNMR Common Stockholders’ Equity
	Preferred Stock, Series A	Common Stock	AOCI	Retained Earnings	Total		Total Equity
	(In thousands)
Balance at December 31, 2009	$100,000	$1,289,890	$(46,057)	$405,884	$1,649,717	$89,359	$1,839,076
Proceeds from stock option exercise	—	1,247	—	—	1,247	—	1,247
Purchases to satisfy awards of common stock	—	(2,986)	—	—	(2,986)	—	(2,986)
Excess tax (shortfall) from stock-based payment arrangements	—	(580)	—	—	(580)	—	(580)
Stock based compensation expense	—	2,894	—	—	2,894	—	2,894
Valencia’s transactions with its owner	—	—	—	—	—	(17,745)	(17,745)
Net earnings (loss) excluding subsidiary preferred stock dividends	—	—	—	(44,687)	(44,687)	13,563	(31,124)
Subsidiary preferred stock dividends	—	—	—	(528)	(528)	—	(528)
Total other comprehensive income (loss)	—	—	(22,609)	—	(22,609)	—	(22,609)
Dividends declared on common stock	—	—	—	(45,726)	(45,726)	—	(45,726)
Balance at December 31, 2010	100,000	1,290,465	(68,666)	314,943	1,536,742	85,177	1,721,919
Proceeds from stock option exercise	—	5,622	—	—	5,622	—	5,622
Purchases to satisfy awards of common stock	—	(10,104)	—	—	(10,104)	—	(10,104)
Stock based compensation expense	—	6,556	—	—	6,556	—	6,556
Valencia’s transactions with its owner	—	—	—	—	—	(16,801)	(16,801)
Purchase of preferred stock	(100,000)	26,490	—	—	26,490	—	(73,510)
Purchase of common stock	—	(125,838)	—	—	(125,838)	—	(125,838)
Net earnings excluding subsidiary preferred stock dividends	—	—	—	176,887	176,887	14,047	190,934
Subsidiary preferred stock dividends	—	—	—	(528)	(528)	—	(528)
Total other comprehensive income	—	—	1,810	—	1,810	—	1,810
Dividends declared on common stock	—	—	—	(43,652)	(43,652)	—	(43,652)
Balance at December 31, 2011	—	1,193,191	(66,856)	447,650	1,573,985	82,423	$1,656,408
Proceeds from stock option exercise	—	11,684	—	—	11,684	—	11,684
Purchases to satisfy awards of common stock	—	(25,168)	—	—	(25,168)	—	(25,168)
Excess tax (shortfall) from stock-based payment arrangements	—	(473)	—	—	(473)	—	(473)
Stock based compensation expense	—	3,585	—	—	3,585	—	3,585
Valencia’s transactions with its owner	—	—	—	—	—	(15,630)	(15,630)
Net earnings excluding subsidiary preferred stock dividends	—	—	—	106,075	106,075	14,050	120,125
Subsidiary preferred stock dividends	—	—	—	(528)	(528)	—	(528)
Total other comprehensive income	—	—	(14,774)	—	(14,774)	—	(14,774)
Dividends declared on common stock	—	—	—	(46,199)	(46,199)	—	(46,199)
Balance at December 31, 2012	$—	$1,182,819	$(81,630)	$506,998	$1,608,187	$80,843	$1,689,030
The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Electric Operating Revenues	$1,092,264	$1,057,289	$1,017,128
Operating Expenses:
Cost of energy	353,649	362,237	352,270
Administrative and general	169,285	157,217	153,585
Energy production costs	185,403	180,802	195,917
Regulatory disallowances	—	17,479	—
Depreciation and amortization	97,291	94,787	92,281
Transmission and distribution costs	46,039	45,768	43,059
Taxes other than income taxes	34,715	37,556	31,894
Total operating expenses	886,382	895,846	869,006
Operating income	205,882	161,443	148,122
Other Income and Deductions:
Interest income	13,243	15,562	18,854
Gains on investments held by NDT	13,015	8,985	4,868
Other income	8,126	2,220	12,794
Other deductions	(7,851)	(6,896)	(4,950)
Net other income (deductions)	26,533	19,871	31,566
Interest Charges	76,101	75,349	72,400
Earnings before Income Taxes	156,314	105,965	107,288
Income Taxes	50,713	37,427	36,427
Net Earnings	105,601	68,538	70,861
(Earnings) Attributable to Valencia Non-controlling Interest	(14,050)	(14,047)	(13,563)
Net Earnings Attributable to PNM	91,551	54,491	57,298
Preferred Stock Dividends Requirements	(528)	(528)	(528)
Net Earnings Available for PNM Common Stock	$91,023	$53,963	$56,770
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net Earnings	$105,601	$68,538	$70,861
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) benefit of $(15,262), $(13,577), and $(6,643)	23,286	20,718	10,136
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $14,755, $13,956, and $3,070	(22,514)	(21,295)	(4,684)

Pension Liability Adjustment:
Experience gain (loss), net of income tax (expense) benefit of $11,910, $1,334 and $6,289	(18,174)	(2,035)	(9,597)
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax (expense) of $(1,825), $(1,694) and $(1,218)	2,786	2,584	1,859

Fair Value Adjustment for Designated Cash Flow Hedges:
Change in fair market value, net of income tax (expense) of $0, $0, and $(3,406)	—	—	5,198
Reclassification adjustment for (gains) losses included in net earnings, net of income tax expense (benefit) of $0, $(11), and $11,725	—	16	(17,891)

Total Other Comprehensive Income (Loss)	(14,616)	(12)	(14,979)

Comprehensive Income	90,985	68,526	55,882

Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(14,050)	(14,047)	(13,563)

Comprehensive Income Attributable to PNM	$76,935	$54,479	$42,319
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$105,601	$68,538	$70,861
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	129,514	123,216	117,619
PVNGS firm-sales contracts revenue	—	(2,558)	(58,289)
Deferred income tax expense	65,479	90,567	113,680
Net unrealized (gains) losses on derivatives	(1,598)	(3,822)	5,693
Realized (gains) on investments held by NDT	(13,015)	(8,985)	(4,868)
Regulatory disallowances	—	17,479	—
Other, net	(120)	4,216	882
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(4,756)	(23,487)	8,145
Materials, supplies, and fuel stock	(5,268)	(2,067)	(1,665)
Other current assets	(3,014)	(14,916)	(24,434)
Other assets	(27,338)	(795)	21,569
Accounts payable	11,028	12,524	(5,542)
Accrued interest and taxes	47,666	(45,579)	(15,992)
Other current liabilities	(2,539)	15,216	(27,914)
Proceeds from governmental grants	21,567	2,103	—
Other liabilities	(54,787)	(18,612)	(50,617)
Net cash flows from operating activities	268,420	213,038	149,128
Cash Flows From Investing Activities:
Utility plant additions	(196,800)	(251,345)	(226,766)
Proceeds from sales of investments held by NDT	167,330	145,286	79,853
Purchases of investments held by NDT	(173,158)	(149,185)	(85,847)
Return of principal on PVNGS lessor notes	23,455	32,274	29,851
Other, net	(1,184)	1,782	2,319
Net cash flows from investing activities	(180,357)	(221,188)	(200,590)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	(44,900)	(124,000)	72,000
Long-term borrowings	20,000	160,000	403,845
Repayment of long-term debt	(20,000)	—	(403,845)
Payments received on PVNGS firm-sales contracts	—	2,558	30,476
Equity contribution from parent	—	43,000	—
Valencia’s transactions with its owner	(15,630)	(16,801)	(17,745)
Dividends paid	(34,961)	(47,862)	(28,524)
Proceeds from transmission interconnection arrangements	983	1,246	8,515
Repayment of transmission interconnection arrangements	(1,753)	(4,637)	—
Other, net	(151)	(3,383)	(4,297)
Net cash flows from financing activities	(96,412)	10,121	60,425

Change in Cash and Cash Equivalents	(8,349)	1,971	8,963
Cash and Cash Equivalents at Beginning of Year	12,307	10,336	1,373
Cash and Cash Equivalents at End of Year	$3,958	$12,307	$10,336

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$73,036	$69,995	$72,392
Income taxes paid (refunded), net	$(63,113)	$(1,541)	$(59,298)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,958	$12,307
Accounts receivable, net of allowance for uncollectible accounts of $1,751 and $1,778	69,876	68,661
Unbilled revenues	49,085	48,928
Other receivables	50,975	65,465
Affiliate receivables	9,050	8,912
Materials, supplies, and fuel stock	56,790	51,521
Regulatory assets	36,490	44,480
Commodity derivative instruments	3,785	3,713
Income taxes receivable	80,223	128,858
Other current assets	27,457	26,776
Total current assets	387,689	459,621
Other Property and Investments:
Investment in PVNGS lessor notes	54,325	79,049
Investments held by NDT	188,971	168,851
Other investments	4,034	2,900
Non-utility property	976	976
Total other property and investments	248,306	251,776
Utility Plant:
Plant in service and plant held for future use	4,133,532	4,009,873
Less accumulated depreciation and amortization	1,355,240	1,305,754
	2,778,292	2,704,119
Construction work in progress	102,329	116,030
Nuclear fuel, net of accumulated amortization of $42,644 and $36,411	81,627	80,067
Net utility plant	2,962,248	2,900,216
Deferred Charges and Other Assets:
Regulatory assets	431,956	352,387
Goodwill	51,632	51,632
Commodity derivative instruments	352	—
Other deferred charges	81,724	79,655
Total deferred charges and other assets	565,664	483,674
	$4,163,907	$4,095,287
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$21,100	$66,000
Accounts payable	73,914	82,619
Affiliate payables	25,340	14,592
Customer deposits	18,176	15,971
Accrued interest and taxes	30,320	32,111
Regulatory liabilities	15,172	125
Commodity derivative instruments	1,000	1,632
Dividends declared	132	132
Current portion of accumulated deferred income taxes	3,447	16,562
Other current liabilities	54,150	60,819
Total current liabilities	242,751	290,563
Long-term Debt	1,215,579	1,215,540
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	573,881	504,419
Accumulated deferred investment tax credits	14,242	15,771
Regulatory liabilities	379,841	373,703
Asset retirement obligations	85,042	78,425
Accrued pension liability and postretirement benefit cost	208,618	213,688
Commodity derivative instruments	1,933	2,437
Other deferred credits	95,585	94,700
Total deferred credits and liabilities	1,359,142	1,283,143
Total liabilities	2,817,472	2,789,246
Commitments and Contingencies (See Note 16)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,061,776	1,061,776
Accumulated other comprehensive income (loss), net of income tax	(81,414)	(66,798)
Retained earnings	273,701	217,111
Total PNM common stockholder’s equity	1,254,063	1,212,089
Non-controlling interest in Valencia	80,843	82,423
Total equity	1,334,906	1,294,512
	$4,163,907	$4,095,287
The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Attributable to PNM
	Common Stock	AOCI	Retained Earnings	Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia	Total Equity
	(In thousands)
Balance at December 31, 2009	$1,018,776	$(51,807)	$181,706	$1,148,675	$89,359	$1,238,034
Valencia’s transactions with its owner	—	—	—	—	(17,745)	(17,745)
Net earnings	—	—	57,298	57,298	13,563	70,861
Total other comprehensive income (loss)	—	(14,979)	—	(14,979)	—	(14,979)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(67,117)	(67,117)	—	(67,117)
Balance at December 31, 2010	1,018,776	(66,786)	171,359	1,123,349	85,177	1,208,526
Valencia’s transactions with its owner	—	—	—	—	(16,801)	(16,801)
Net earnings	—	—	54,491	54,491	14,047	68,538
Total other comprehensive income (loss)	—	(12)	—	(12)	—	(12)
Equity contributions from parent	43,000	—	—	43,000	—	43,000
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(8,211)	(8,211)	—	(8,211)
Balance at December 31, 2011	1,061,776	(66,798)	217,111	1,212,089	82,423	1,294,512
Valencia’s transactions with its owner	—	—	—	—	(15,630)	(15,630)
Net earnings	—	—	91,551	91,551	14,050	105,601
Total other comprehensive income (loss)	—	(14,616)	—	(14,616)	—	(14,616)
Dividends declared on preferred stock	—	—	(528)	(528)	—	(528)
Dividends declared on common stock	—	—	(34,433)	(34,433)	—	(34,433)
Balance at December 31, 2012	$1,061,776	$(81,414)	$273,701	$1,254,063	$80,843	$1,334,906

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Electric Operating Revenues
Non-affiliates	$250,140	$204,045	$173,504
Affiliate	—	33,813	39,084
Total electric operating revenues	250,140	237,858	212,588
Operating Expenses:
Cost of energy	46,201	41,166	37,064
Administrative and general	40,775	39,485	37,070
Regulatory disallowances	—	3,923	—
Depreciation and amortization	49,340	44,616	41,726
Transmission and distribution costs	25,086	23,915	20,357
Taxes other than income taxes	21,218	20,911	19,960
Total operating expenses	182,620	174,016	156,177
Operating income	67,520	63,842	56,411
Other Income and Deductions:
Interest income	1	2	1
Other income	4,698	1,753	1,275
Other deductions	(1,959)	(173)	(504)
Net other income (deductions)	2,740	1,582	772
Interest Charges	28,161	29,286	31,157
Earnings Before Income Taxes	42,099	36,138	26,026
Income Taxes	15,352	13,881	10,044
Net Earnings	$26,747	$22,257	$15,982
The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net Earnings	$26,747	$22,257	$15,982
Other Comprehensive Income (Loss):
Pension Liability Adjustment:
Experience gain (loss), net of income tax (expense) benefit of $0, $(147) and $41	—	267	(74)
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax (expense) benefit of $0, $(5) and $1	—	8	(2)
Fair Value Adjustment for Designated Cash Flow Hedge:
Change in fair value, net of income tax (expense) of $153, $430, and $1,139	(275)	(777)	(2,056)
Reclassification adjustment for losses included in net earnings, net of income tax expense (benefit) of $(65), $(1,068), and $(399)	117	1,929	721
Total Other Comprehensive Income (Loss)	(158)	1,427	(1,411)
Comprehensive Income	$26,589	$23,684	$14,571

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$26,747	$22,257	$15,982
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	54,396	48,572	45,703
Regulatory disallowances	—	3,923	—
Deferred income tax expense	4,378	15,478	4,962
Other, net	(889)	(532)	23
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	2,208	(9,130)	536
Materials and supplies	(143)	77	(195)
Other current assets	(3,515)	4,777	(3,011)
Other assets	(3,145)	(3,247)	(2,937)
Accounts payable	(666)	2,225	(706)
Accrued interest and taxes	9,825	(2,520)	17,442
Other current liabilities	(2,106)	513	(24)
Other liabilities	4,311	(611)	(581)
Net cash flows from operating activities	91,401	81,782	77,194
Cash Flows From Investing Activities:
Utility plant additions	(92,973)	(67,407)	(41,018)
Net cash flows from investing activities	(92,973)	(67,407)	(41,018)
The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)

Cash Flow From Financing Activities:
Short-term borrowings (repayments) – affiliate, net	27,600	(500)	(22,300)
Long-term borrowings	—	50,000	—
Repayment of long-term debt	—	(50,000)	—
Dividends paid	(26,028)	(13,714)	(13,079)
Debt issuance costs and other	—	(161)	(934)
Net cash flows from financing activities	1,572	(14,375)	(36,313)
Change in Cash and Cash Equivalents	—	—	(137)
Cash and Cash Equivalents at Beginning of Year	1	1	138
Cash and Cash Equivalents at End of Year	$1	$1	$1
Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$25,360	$27,236	$27,696
Income taxes paid, (refunded) net	$1,848	$1,466	$(11,705)
The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable	17,217	19,133
Unbilled revenues	8,181	8,473
Other receivables	2,359	847
Materials and supplies	2,853	2,710
Regulatory assets	2,630	513
Current portion of accumulated deferred income taxes	1,131	2,272
Other current assets	1,107	694
Total current assets	35,479	34,643
Other Property and Investments:
Other investments	281	271
Non-utility property	2,240	2,240
Total other property and investments	2,521	2,511
Utility Plant:
Plant in service and plant held for future use	1,009,108	947,327
Less accumulated depreciation and amortization	339,315	323,123
	669,793	624,204
Construction work in progress	19,801	12,968
Net utility plant	689,594	637,172
Deferred Charges and Other Assets:
Regulatory assets	123,621	129,768
Goodwill	226,665	226,665
Other deferred charges	8,349	6,686
Total deferred charges and other assets	358,635	363,119
	$1,086,229	$1,037,445
The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt – affiliate	$28,300	$700
Accounts payable	8,848	12,263
Affiliate payables	4,381	1,314
Accrued interest and taxes	30,491	20,666
Other current liabilities	8,854	9,480
Total current liabilities	80,874	44,423
Long-term Debt	311,589	310,963
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	163,710	159,197
Regulatory liabilities	43,619	44,395
Asset retirement obligations	732	699
Accrued pension liability and postretirement benefit cost	15,947	11,078
Other deferred credits	5,944	3,437
Total deferred credits and other liabilities	229,952	218,806
Total liabilities	622,415	574,192
Commitments and Contingencies (See Note 16)
Common Stockholder’s Equity:
Common stock ($10 par value; 12,000,000 shares authorized; issued and outstanding 6,358 shares)	64	64
Paid-in-capital	390,366	416,394
Accumulated other comprehensive income (loss), net of income tax	(216)	(58)
Retained earnings	73,600	46,853
Total common stockholder’s equity	463,814	463,253
	$1,086,229	$1,037,445
The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY

	Common Stock	Paid-in Capital	AOCI	Retained Earnings	Total Common Stockholder’s Equity
			(In thousands)
Balance at December 31, 2009	$64	$443,187	$(74)	$8,614	$451,791
Net earnings	—	—	—	15,982	15,982
Total other comprehensive income (loss)	—	—	(1,411)	—	(1,411)
Dividends declared on common stock	—	(13,079)	—	—	(13,079)
Balance at December 31, 2010	64	430,108	(1,485)	24,596	453,283
Net earnings	—	—	—	22,257	22,257
Total other comprehensive income	—	—	1,427	—	1,427
Dividends declared on common stock	—	(13,714)	—	—	(13,714)
Balance at December 31, 2011	64	416,394	(58)	46,853	463,253
Net earnings	—	—	—	26,747	26,747
Total other comprehensive income (loss)	—	—	(158)	—	(158)
Dividends declared on common stock	—	(26,028)	—	—	(26,028)
Balance at December 31, 2012	$64	$390,366	$(216)	$73,600	$463,814

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

(1)	Summary of the Business and Significant Accounting Policies
Nature of Business
PNMR is an investor-owned holding company of energy and energy-related businesses. At December 31, 2012, PNMR’s primary subsidiaries are PNM and TNMP. PNM is a public utility with regulated operations primarily engaged in the generation, transmission, and distribution of electricity. TNMP is a wholly owned subsidiary of TNP, which is a holding company that is wholly owned by PNMR. TNMP provides regulated transmission and distribution services in Texas. PNMR completed the sale of First Choice, which was also a subsidiary of TNP on November 1, 2011. First Choice was a competitive retail electric provider operating in Texas. Until September 23, 2011, PNMR owned 50% of Optim Energy, which was focused on unregulated electric operations, principally within the areas of Texas covered by ERCOT. See Note 3 and Note 21. PNMR’s common stock trades on the New York Stock Exchange under the symbol PNM.
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
Certain amounts in the 2011 and 2010 Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2012 financial statement presentation.
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
PNMR shared services’ administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments. These services are billed at cost, except those services billed to Optim Energy, which included a profit element. Other significant intercompany transactions between PNMR, PNM, and TNMP include transmission and distribution services; lease, interest, and income tax sharing payments; and dividends paid on common stock. All intercompany transactions and balances have been eliminated. See Note 18.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Accordingly, the Company has deferred certain costs and recorded certain liabilities pursuant to the rate actions of FERC, the NMPRC, and the PUCT. Information on regulatory assets and regulatory liabilities is contained in Note 4.
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
Allowance for Funds Used During Construction
As provided by the FERC uniform systems of accounts, AFUDC is charged to regulated utility plant for construction projects. This allowance is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation. It represents the cost of borrowed funds (allowance for borrowed funds used during construction) and a return on other funds (allowance for equity funds used during construction). The allowance for borrowed funds used during construction is recorded in interest expense and the allowance for equity funds used during construction is recorded in other income on the Consolidated Statements of Earnings (Loss).
In 2012, 2011, and 2010, PNM recorded $7.3 million, $1.5 million, and $4.6 million of AFUDC on certain projects and TNMP recorded $1.3 million, $1.2 million, and $0.2 million.
Capitalized Interest
PNMR capitalizes interest on its construction projects and major computer software projects not subject to the computation of AFUDC. Interest was capitalized at the overall weighted average borrowing rate of 6.6%, 6.6%, and 6.7% for 2012, 2011, and 2010. In 2012, 2011, and 2010, PNMR’s capitalized interest was $1.2 million, $0.5 million, and $0.8 million; PNM’s was $0.8 million, $0.2 million, and $0.4 million; and TNMP had no capitalized interest.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Inventories consisted of the following at December 31:

	PNMR		PNM		TNMP
	2012	2011	2012	2011	2012	2011
	(In thousands)
Coal	$19,231	$17,175	$19,231	$17,175	$—	$—
Materials and supplies	40,412	37,056	37,559	34,346	2,853	2,710
	$59,643	$54,231	$56,790	$51,521	$2,853	$2,710

Investments
In 1985 and 1986, PNM entered into eleven operating leases for interests in certain PVNGS generation facilities (Note 7). The 10.3% and 10.15% lessor notes that were issued by the owners of the assets subject to these leases were subsequently purchased by and are now held by the PVNGS Capital Trust, which is consolidated by PNM. Eight leases continue and are classified as operating leases. The PVNGS Capital Trust intends to hold the lessor notes until such notes mature in 2015 and 2016. Similarly, in 1985, PNM entered into two operating leases for the EIP transmission line for which the owners had issued lessor notes. In 2003, PNM acquired a 60% ownership interest in the EIP, collapsing the lease relating to it. In 2004, PNM purchased the outstanding lessor note relating to the remaining 40% interest. The remaining EIP lessor note bore interest at 10.25%, matured in 2012, and was carried on the Consolidated Balance Sheet in other investments at $2.2 million as of December 31, 2011. The PVNGS EIP lessor notes are carried at amortized cost, as were the EIP lessor notes.
The Company’s other investments, including the NDT, are primarily comprised of international, United States, state, and municipal government obligations and corporate debt and equity securities. All investments are held in the Company’s name and are in the custody of major financial institutions. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income and deductions. At December 31, 2012 and 2011, substantially all of these investments were classified as available for sale. PNM holds investment securities in the NDT for the purpose of funding its share of the decommissioning costs of PVNGS and, beginning in August 2012, a trust for PNM's share of post-term reclamation costs related to the coal mines serving SJGS (Note 16). PNM evaluates these investment securities for impairment on an on-going basis. Since third party investment managers have sole discretion over the purchase and sales of the NDT securities, PNM records a realized loss as an impairment for any security that has a market value that is less than cost at the end of each quarter. For the years ended December 31, 2012, 2011, and 2010, PNM recorded impairment losses on securities held in the NDT of $4.8 million, $12.5 million, and $5.0 million. No gains or losses are deferred as regulatory assets or liabilities. Unrealized gains on these investments are included in other comprehensive income, net of any related tax effect.

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
December 31, 2012, 2011 and 2010

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

	Year ended December 31
	2012	2011	2010
PNM
Electric plant	2.25%	2.24%	2.24%
Common, intangible, and general plant	5.35%	6.03%	5.63%
TNMP	3.56%	3.41%	3.39%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Amortization of Debt Acquisition Costs
Discount, premium, and expense related to the issuance of long-term debt are amortized over the lives of the respective issues. Gains and losses incurred upon the early retirement of long-term debt are recognized in other income or deductions, except for amounts attributable to NMPRC, FERC, or PUCT regulation, which are recorded as regulatory assets or liabilities and amortized over the lives of the respective issues.
Derivatives
The Company records derivative instruments, other than those designated as normal purchases or sales, in the balance sheet as either an asset or liability measured at their fair value. GAAP requires that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting or normal purchase or sale criteria are met. For qualifying hedges, an entity must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. GAAP provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of AOCI and be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The results of hedge ineffectiveness and the portion of the change in fair value of a derivative that an entity has chosen to exclude from hedge effectiveness are required to be presented in current earnings. See Note 8.
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
GAAP gives guidance on whether realized gains and losses on derivative contracts not held for trading purposes should be reported on a net or gross basis and concludes such classification is a matter of judgment that depends on the relevant facts and circumstances. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the economic hedge.
Decommissioning Costs
PNM owns and leases nuclear and fossil-fuel generating facilities. In accordance with GAAP, PNM is only required to recognize and measure decommissioning liabilities for tangible long-lived assets for which a legal obligation exists. Nuclear decommissioning costs and related accruals are based on site-specific estimates of the costs for removing all radioactive and other structures at PVNGS and are dependent upon numerous assumptions. PNM’s accruals for PVNGS Units 1, 2, and 3, including portions held under leases, have been made based on such estimates, the guidelines of the NRC, and the extended PVNGS license period. PVNGS Unit 3 is excluded from PNM’s retail rates while PVNGS Units 1 and 2 are included. PNM collects a provision for ultimate decommissioning of PVNGS Units 1 and 2 and its fossil-fueled generation facilities in its rates and recognizes a corresponding expense and liability for these amounts. See Note 15.
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
The Company records its environmental liabilities when site assessments or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. The Company reviews its sites and measures the liability by assessing a range of reasonably likely costs for each identified site using currently available information and the probable level of involvement and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operations and maintenance, monitoring, and site closure. The ultimate cost to clean up the Company's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process. Amounts recorded for environmental expense in the years ended December 31, 2012, 2011, and 2010, as well as the amounts of environmental liabilities at December 31, 2012 and 2011 were insignificant.
Pension and Other Postretirement Benefits
See Note 12 for a discussion of pension and postretirement benefits expense, including a discussion of the actuarial assumptions.
Stock-Based Compensation
See Note 13 for a discussion of stock-based compensation expense.
Income Taxes
Income taxes are recognized using the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Current NMPRC, FERC, and PUCT approved rates include the tax effects of the majority of these differences. GAAP requires that rate-regulated enterprises record deferred income taxes for temporary differences accorded flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Because the NMPRC, FERC, and the PUCT have consistently permitted the recovery of tax effects previously flowed-through earnings, the Company has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities. The Company recognizes only the impact of tax positions that, based on their merits, are more likely than not to be sustained upon an IRS audit. The Company defers investment tax credits related to rate regulated assets and amortizes them over the estimated useful lives of those assets. See Note 11.
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
PNM
PNM includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico. PNM also includes the generation and sale of electricity into the wholesale market, as well as providing transmission services to third parties. The sale of electricity includes the asset optimization of PNM’s jurisdictional assets as well as the capacity excluded from retail rates. FERC has jurisdiction over wholesale and transmission rates.
TNMP
TNMP is an electric utility providing regulated transmission and distribution services in Texas under the TECA. TNMP’s operations are subject to traditional rate regulation by the PUCT.
First Choice
First Choice, which was sold by PNMR on November 1, 2011 (Note 2), operated as a certified retail electric provider in Texas. First Choice provided electricity to residential, small commercial, and governmental customers. Although First Choice was regulated in certain respects by the PUCT, it was not subject to traditional rate regulation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

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
PNMR SEGMENT INFORMATION

2012	PNM	TNMP	Corporate and Other	Consolidated
	(In thousands)
Electric operating revenues	$1,092,264	$250,140	$(1)	$1,342,403
Cost of energy	353,649	46,201	—	399,850
Margin	738,615	203,939	(1)	942,553
Other operating expenses	435,442	87,079	(17,862)	504,659
Depreciation and amortization	97,291	49,340	17,542	164,173
Operating income	205,882	67,520	319	273,721
Interest income	13,243	1	(172)	13,072
Gain on sale of First Choice	—	—	1,012	1,012
Other income (deductions)	13,290	2,739	(7,954)	8,075
Net interest charges	(76,101)	(28,161)	(16,583)	(120,845)
Earnings (loss) before income taxes	156,314	42,099	(23,378)	175,035
Income taxes	50,713	15,352	(11,155)	54,910
Earnings (loss) from continuing operations	105,601	26,747	(12,223)	120,125
Valencia non-controlling interest	(14,050)	—	—	(14,050)
Subsidiary preferred stock dividends	(528)	—	—	(528)
Segment earnings (loss) from continuing operations attributable to PNMR	$91,023	$26,747	$(12,223)	$105,547
Gross property additions	$196,800	$92,973	$19,136	$308,909
At December 31, 2012:
Total Assets	$4,163,907	$1,086,229	$122,447	$5,372,583
Goodwill	$51,632	$226,665	$—	$278,297
Additions to utility plant and non-utility plant included in accounts payable	$7,083	$1,987	$6,602	$15,672

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

2011	PNM	TNMP	First Choice	Corporate and Other	Consolidated
			(In thousands)
Operating revenues	$1,057,289	$204,045	$439,450	$(165)	$1,700,619
Intersegment revenues	—	33,813	—	(33,813)	—
Total revenues	1,057,289	237,858	439,450	(33,978)	1,700,619
Cost of energy	362,237	41,166	323,331	(33,812)	692,922
Margin	695,052	196,692	116,119	(166)	1,007,697
Other operating expenses	438,822	88,234	75,966	(9,671)	593,351
Depreciation and amortization	94,787	44,616	1,098	16,546	157,047
Operating income (loss)	161,443	63,842	39,055	(7,041)	257,299
Interest income	15,562	2	64	(113)	15,515
Gain on sale of First Choice	—	—	—	174,925	174,925
Other income (deductions)	4,309	1,580	(650)	(15,660)	(10,421)
Net interest charges	(75,349)	(29,286)	(581)	(19,633)	(124,849)
Earnings (loss) before income taxes	105,965	36,138	37,888	132,478	312,469
Income taxes (benefit)	37,427	13,881	13,772	56,455	121,535
Earnings (loss) from continuing operations	68,538	22,257	24,116	76,023	190,934
Valencia non-controlling interest	(14,047)	—	—	—	(14,047)
Subsidiary preferred stock dividends	(528)	—	—	—	(528)
Segment earnings (loss) from continuing operations attributable to PNMR	$53,963	$22,257	$24,116	$76,023	$176,359
Gross property additions	$251,345	$67,407	$2,089	$6,090	$326,931
At December 31, 2011:
Total Assets	$4,095,287	$1,037,445	$—	$71,881	$5,204,613
Goodwill	$51,632	$226,665	$—	$—	$278,297
Additions to utility plant and non-utility plant included in accounts payable	$26,815	$4,736	$—	$2,104	$33,655

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

2010	PNM	TNMP	First Choice	Corporate and Other	Consolidated
			(In thousands)
Operating revenues	$1,017,128	$173,504	$483,203	$(318)	$1,673,517
Intersegment revenues	—	39,084	—	(39,084)	—
Total revenues	1,017,128	212,588	483,203	(39,402)	1,673,517
Cost of energy	352,270	37,064	350,476	(39,083)	700,727
Margin	664,858	175,524	132,727	(319)	972,790
Other operating expenses	424,455	77,387	92,077	(12,285)	581,634
Depreciation and amortization	92,281	41,726	864	16,833	151,704
Operating income (loss)	148,122	56,411	39,786	(4,867)	239,452
Interest income	18,854	1	18	23	18,896
Equity in net earnings (loss) of Optim Energy	—	—	—	(203,399)	(203,399)
Other income (deductions)	12,712	771	(411)	(6,027)	7,045
Net interest charges	(72,400)	(31,157)	(1,268)	(20,548)	(125,373)
Earnings (loss) before income taxes	107,288	26,026	38,125	(234,818)	(63,379)
Income taxes (benefit)	36,427	10,044	14,064	(92,790)	(32,255)
Earnings (loss) from continuing operations	70,861	15,982	24,061	(142,028)	(31,124)
Valencia non-controlling interest	(13,563)	—	—	—	(13,563)
Subsidiary preferred stock dividends	(528)	—	—	—	(528)
Segment earnings (loss) from continuing operations attributable to PNMR	$56,770	$15,982	$24,061	$(142,028)	$(45,215)
Gross property additions	$226,766	$41,018	$3,046	$10,658	$281,488
At December 31, 2010:
Total Assets	$3,875,573	$1,010,957	$218,411	$120,142	$5,225,083
Goodwill	$51,632	$226,665	$43,013	$—	$321,310
Major Customers
No individual customer accounted for more than 10% of the operating revenues of PNMR or PNM. The acquirer of First Choice, including the former First Choice operations, accounted for 19% of TNMP's revenues in 2012. Two other unaffiliated customers of TNMP accounted for operating revenues of 17% in 2012, 19% in 2011, and 19% in 2010 and 10% in 2012, 12% in 2011, and 13% in 2010. First Choice accounted for operating revenues of 17% in 2011 and 18% in 2010.

(3)	Sale of First Choice
On September 23, 2011, PNMR entered into an agreement for the sale of First Choice to Direct LP, Inc. for $270.0 million, subject to adjustment to reflect the actual amounts of certain components of working capital at closing. Closing occurred on November 1, 2011, with PNMR receiving $329.3 million, which included an estimate of the components of working capital. For accounting purposes, the sale was effective as of the close of business on October 31, 2011. Such amount was subject to adjustment based on the actual amounts of the components of working capital at October 31, 2011. PNMR recognized a pre-tax gain of $174.9 million on the sale in 2011. The parties could not agree on the working capital amount and, in accordance with the agreement for the sale, this matter was submitted to an independent party for a decision binding on the parties. A decision was received in August 2012. The decision resulted in PNMR being awarded $6.4 million of the $8.2 million in dispute. PNMR recorded an additional pre-tax gain of $1.0 million in 2012. PNMR used the net proceeds from the sale of First Choice to repurchase certain of PNMR's outstanding debt and equity securities (Note 6) and for other corporate purposes, including repayment of borrowings under the PNMR Revolving Credit Facility. PNMR Services Company continued to provide certain services at cost to First Choice for a transitional period through August 1, 2012. Because PNMR will continue to have direct cash flows resulting from transmission

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

and distribution services provided by TNMP to First Choice, First Choice is not reflected as discontinued operations. After October 31, 2011, TNMP's revenues from First Choice are not intercompany and are not eliminated in consolidation by PNMR.

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

 PNM

	December 31,
	2012	2011
Assets:	(In thousands)
Current:
Fuel and purchased power adjustment clause	$36,266	$41,254
Other	224	3,226
	36,490	44,480
Non-Current:
Coal mine reclamation costs	46,065	51,985
Deferred income taxes	54,781	51,436
Loss on reacquired debt	29,702	31,276
Pension and OPEB	254,351	208,033
Fuel and purchased power adjustment clause	18,619	—
Renewable energy costs	18,768	9,550
Other	9,670	107
	431,956	352,387
Total regulatory assets	$468,446	$396,867
Liabilities:
Current:
Other	$(15,172)	$(125)

Non-Current:
Cost of removal	$(257,396)	$(250,778)
Deferred income taxes	(49,723)	(45,323)
Asset retirement obligations	(39,280)	(39,979)
Renewable energy tax benefits	(26,988)	(27,958)
Other	(6,454)	(9,665)
	(379,841)	(373,703)
Total regulatory liabilities	$(395,013)	$(373,828)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

TNMP

	December 31,
	2012	2011
Assets:	(In thousands)
Current:
Other	$2,630	$513

Non-Current:
Stranded costs	71,240	81,256
Deferred income taxes	11,179	11,491
Pension and OPEB	28,307	18,818
Loss on reacquired debt	1,711	2,852
Hurricane recovery costs	4,572	9,210
Other	6,612	6,141
	123,621	129,768
Total regulatory assets	$126,251	$130,281
Liabilities:
Non-Current:
Cost of removal	$(31,115)	$(32,786)
Deferred income taxes	(5,203)	(5,843)
Other	(7,301)	(5,766)
Total regulatory liabilities	$(43,619)	$(44,395)

The Company’s regulatory assets and regulatory liabilities are reflected in rates charged to customers or have been addressed in a regulatory proceeding. The Company does not receive or pay a rate of return on the following regulatory assets and regulatory liabilities (and their remaining amortization periods): coal mine reclamation costs (through 2020); deferred income taxes (over the remaining life of the taxable item, up to the remaining life of utility plant); pension and OPEB costs (through 2033); FPPAC deferrals greater than $22.2 million (based on future FPPAC activity and regulatory proceedings); and asset retirement obligations (to be determined in a future regulatory proceeding).
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
Common Stock and Equity Contributions
PNMR, PNM and TNMP did not issue any common stock during the three year period ended December 31, 2012. See Note 6 for additional information related to PNMR’s common stock. PNMR made a cash equity contribution to PNM of $43.0 million in 2011.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Dividends on Common Stock
The declaration of common dividends by PNMR is dependent upon a number of factors including the ability of PNMR’s subsidiaries to pay dividends. PNMR’s primary sources of dividends are its operating subsidiaries.
PNM declared and paid cash dividends to PNMR of $34.4 million, $8.2 million, and $28.0 million in 2012, 2011, and 2010. In addition, PNM declared a dividend of $39.1 million in December 2010 that was paid in January 2011. TNMP paid cash dividends to PNMR of $26.0 million, $13.7 million, and $13.1 million in 2012, 2011, and 2010.
The NMPRC has placed certain restrictions on the ability of PNM to pay dividends to PNMR, including the restriction that PNM cannot pay dividends that cause its debt rating to fall below investment grade. The NMPRC provisions allow PNM to pay dividends from equity contributions previously made by PNMR and current earnings, determined on a rolling four quarter basis, without prior NMPRC approval. The Federal Power Act also imposes certain restrictions on dividends by public utilities. Each of the PNMR Revolving Credit Facility, PNMR Term Loan Agreement, PNM Revolving Credit Facility, TNMP Revolving Credit Facility, and TNMP 2011 Term Loan Agreement contain a covenant requiring the maintenance of debt-to-capital ratios of less than or equal to 65%, which could limit amounts of dividends that could be paid. For PNMR and PNM these ratios reflect the present value of payments under the PVNGS and EIP leases as debt. PNM also has other financial covenants that limit the transfer of assets, through dividends or other means, including a requirement to obtain approval of certain financial counterparties to transfer more than five percent of PNM’s assets. As of December 31, 2012, none of the numerical tests would restrict the payment of dividends from the retained earnings of PNMR, PNM, or TNMP, except that PNM would not be able to distribute amounts in excess of approximately $208 million without approval of regulators or financial counterparties. Furthermore, TNMP would not be able to distribute amounts in excess of approximately $181 million without approval of regulators or financial counterparties.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

(6)	Financing
Financing Activities
PNMR

On September 23, 2011, PNMR entered into an agreement to purchase all of its outstanding Series A convertible preferred stock from Cascade. Cascade owned all of the 477,800 outstanding shares of the preferred stock, which were convertible into 4,778,000 shares of PNMR common stock. Upon signing, the agreement obligated PNMR to purchase the preferred stock at a 2% discount from the arithmetic mean of the daily volume weighted average price per share of PNMR's common stock on each trading day in the period beginning September 19, 2011 and ending on September 30, 2011 times the number of shares of PNMR common stock into which the preferred stock was convertible. The purchase of the preferred stock closed on October 5, 2011 with PNMR paying Cascade an aggregate purchase price of $73.5 million. The difference between the purchase price and the $100.0 million carrying value of the preferred stock is reflected as an addition to common stock in the Consolidated Financial Statements. PNMR utilized a borrowing under its revolving credit facility to fund the purchase of the preferred stock. Such borrowing was repaid on November 1, 2011 with a portion of the proceeds from the sale of First Choice. See Note 3.

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

On November 4, 2011, PNMR entered into an agreement to purchase up to 7,019,550 shares of common stock from Cascade. Upon signing, the agreement obligated PNMR to purchase the common stock at a 2% discount from the arithmetic mean of the volume weighted average price on each trading day in the period beginning October 27, 2011 and ending November 9, 2011. The purchase of the common stock closed on November 10, 2011 with PNMR purchasing all 7,019,550 shares of common stock owned by Cascade for an aggregate purchase price of $125.7 million. The shares of common stock repurchased have become authorized but unissued shares, as determined by the Board. PNMR used a portion of the proceeds from the sale of First Choice to fund the purchase.

On December 14, 2012, PNMR entered into a $100.0 million Term Loan Agreement (the “PNMR Term Loan Agreement”) among PNMR, the lenders identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent. Funding of the PNMR Term Loan Agreement occurred on December 27, 2012. PNMR borrowed $100.0 million under the agreement and used the funds to repay $100.0 million in borrowings made under the PNMR Revolving Credit Facility. PNMR pays interest on its borrowing under the agreement and must repay all amounts on or before December 27, 2013.  The PNMR Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-consolidated capitalization ratio, and customary events of default. The PNMR Term Loan Agreement has a cross default provision and a change of control provision.

PNMR offers shares of PNMR common stock through the PNMR Direct Plan. PNMR utilizes shares of its common stock purchased on the open market, by an independent agent, rather than issuing additional shares to satisfy subscriptions under the PNMR Direct Plan. The shares of PNMR common stock utilized in the PNMR Direct Plan are offered under a SEC shelf registration statement that expires in August 2015.

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
December 31, 2012, 2011 and 2010

PNM

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

On October 6, 2011, PNM priced a public offering of $160.0 million aggregate principal amount of its 5.35% Senior Unsecured Notes due 2021. The bonds were offered at 99.857% of face amount and the offering closed on October 12, 2011. Proceeds from the offering were used to repay outstanding short-term debt.

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

TNMP

In March 2009, TNMP issued $265.5 million aggregate principal amount of 9.50% First Mortgage Bonds, due 2019, Series 2009A (the “Series 2009A Bonds”). TNMP may redeem some or all of the bonds at any time at a redemption price that reflects a make-whole provision, plus accrued interest. The Series 2009A Bonds and the other first mortgage bonds described below are secured by a first mortgage on substantially all of TNMP's property.

Also, in March 2009, TNMP borrowed $50.0 million under a loan agreement (the “TNMP 2009 Term Loan Agreement”).  Borrowings under the TNMP 2009 Term Loan Agreement were secured by $50.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009B Bonds”). Through hedging arrangements, TNMP established fixed interest rates for the TNMP 2009 Term Loan Agreement of 6.05% for the first three years and 6.30% thereafter. In January 2010, the hedging relationship was modified to reduce the fixed interest rate to 4.80% through March 25, 2012 and to 5.05% thereafter. The hedging obligations were also secured by the Series 2009B Bonds. The hedge was accounted for as a cash-flow hedge.

On September 30, 2011, TNMP entered into and borrowed $50.0 million under a Term Loan Credit Agreement (the "TNMP 2011 Term Loan Agreement") with JPMorgan Chase Bank, N.A. The TNMP 2011 Term Loan Agreement replaces the TNMP 2009 Term Loan Agreement. Borrowings under the TNMP 2011 Term Loan Agreement must be repaid by June 30, 2014 and are secured by $50.0 million aggregate principal amount of first mortgage bonds of TNMP (the "Series 2011A Bonds"). TNMP entered into hedging agreements whereby it effectively established fixed interest rates for such borrowing of 1.475% through March 30, 2014 and 1.985% thereafter, which is an effective rate of 3.566% over the life of the debt considering the amounts paid to exit the prior arrangements and enter into the new arrangements. The hedging obligations entered into in connection with the TNMP 2011 Term Loan Agreement are also secured by the Series 2011A Bonds. This hedge is accounted for as a cash-flow hedge and had a fair value loss of $0.3 million and $0.1 million at December 31, 2012 and 2011, using Level 2 inputs under GAAP determined using forward LIBOR curves under the mid-market convention to discount cash flows over the remaining term of the swap agreements.
Borrowing Arrangements Between PNMR and its Subsidiaries
PNMR has one-year intercompany loan agreements with its subsidiaries. Individual subsidiary loan agreements vary in amount up to $100.0 million and have either reciprocal or non-reciprocal terms. Interest charged to the subsidiaries is equivalent to interest paid by PNMR on its revolving borrowings. As of December 31, 2012 and 2011, TNMP had outstanding borrowings of $28.3 million and $0.7 million from PNMR. At February 22, 2013, TNMP had borrowings of $10.4 million from PNMR.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Short-term Debt
The TNMP Revolving Credit Facility is a $75.0 million revolving credit facility secured by $75.0 million aggregate principal amount of TNMP first mortgage bonds (the “Series 2009C Bonds”). In December 2010, the TNMP Revolving Credit Facility was amended and restated, which extended its expiration to December 16, 2015.
On October 31, 2011, PNMR entered into the PNMR Revolving Credit Facility, which has a financing capacity of $300.0 million, and PNM entered into the PNM Revolving Credit Facility, which has a financing capacity of $400.0 million. These facilities replaced existing facilities and provide for two one-year extension options, subject to approval by a majority of the lenders and, with respect to the PNM Revolving Credit Facility, regulatory approval. In October 2012, the first of the one-year extension options for the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility were exercised extending the expiration of both facilities to October 31, 2017. The terms and conditions of the new facilities are substantially similar to the prior facilities.  Each of these facilities contains one financial covenant that requires the maintenance of debt-to-capital ratios of less than or equal to 65%.  These ratios reflect the present value of payments under the PVNGS and EIP leases as debt.

As discussed above, PNMR borrowed $100.0 million under the PNMR Term Loan Agreement in December 2012. PNMR used the funds to repay $100.0 million in borrowings made under the PNMR Revolving Credit Facility.

At December 31, 2012, the weighted average interest rate was 1.96% for the PNMR Revolving Credit Facility, 1.335% for the PNMR Term Loan Agreement, and 1.71% for the PNM Revolving Credit Facility. The TNMP Revolving Credit Facility had no borrowings outstanding at December 31, 2012. Short-term debt outstanding consists of:

	December 31,
Short-term Debt	2012	2011
	(In thousands)
PNM Revolving Credit Facility	$21,100	$66,000
TNMP Revolving Credit Facility	—	—
PNMR
Revolving Credit Facility	37,600	16,700
PNMR Term Loan Agreement	100,000	N/A
Local line of credit	*	—
	$158,700	$82,700
* This line of credit was allowed to expire in August 2012.
In addition to the above borrowings, PNMR, PNM, and TNMP had letters of credit outstanding of $11.3 million, $3.5 million, and $0.3 million at December 31, 2012 that reduce the available capacity under their respective revolving credit facilities.

At February 22, 2013, PNMR, PNM, and TNMP had $264.5 million, $288.8 million, and $49.7 million of availability under their respective revolving credit facilities and local lines of credit, including reductions of availability due to outstanding letters of credit. Total availability at February 22, 2013, on a consolidated basis, was $603.0 million for PNMR. At February 22, 2013, PNMR had invested cash of $2.8 million. PNM and TNMP had no invested cash at February 22, 2013.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Long-Term Debt
Information concerning long-term debt outstanding is as follows:

	December 31,
Long-term Debt	2012	2011
	(In thousands)
PNM Debt
Senior Unsecured Notes, Pollution Control Revenue Bonds:
4.875% due 2033	$146,000	$146,000
5.15% due 2037	—	20,000
6.25% due 2038	36,000	36,000
4.75% due 2040, mandatory tender at June 1, 2017	37,000	37,000
5.20% due 2040, mandatory tender at June 1, 2020	40,045	40,045
5.90% due 2040	255,000	255,000
6.25% due 2040	11,500	11,500
2.54% due 2042, mandatory tender at June 1, 2017	20,000	—
4.00% due 2043, mandatory tender at June 1, 2015	39,300	39,300
5.20% due 2043, mandatory tender at June 1, 2020	21,000	21,000
Senior Unsecured Notes:
7.95% due 2018	350,000	350,000
7.50% due 2018	100,025	100,025
5.35% due 2021	160,000	160,000
Other, including unamortized discounts	(291)	(330)
	1,215,579	1,215,540
Less current maturities	—	—
	1,215,579	1,215,540
TNMP Debt
First Mortgage Bonds:
2011 Term Loan Agreement, due 2014	50,000	50,000
9.50% due 2019, Series 2009A	265,500	265,500
Other, including unamortized discounts	(3,911)	(4,537)
	311,589	310,963
Less current maturities	—	—
	311,589	310,963
PNMR Debt
Senior unsecured notes, 9.25% due 2015	142,592	142,592
Other	2,530	4,918
	145,122	147,510
Less current maturities	2,530	2,387
	142,592	145,123
Total Consolidated PNMR Debt	1,672,290	1,674,013
Less current maturities	2,530	2,387
	$1,669,760	$1,671,626

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Reflecting mandatory tender dates, long-term debt matures as follows:

	PNMR	PNM	TNMP	PNMR Consolidated
	(In thousands)
2013	$2,530	$—	$—	$2,530
2014	—	—	50,000	50,000
2015	142,592	39,300	—	181,892
2016	—	—	—	—
2017	—	57,000	—	57,000
Thereafter	—	1,119,570	265,500	1,385,070
Total	$145,122	$1,215,870	$315,500	$1,676,492

(7)	Lease Commitments
The Company leases office buildings, vehicles, and other equipment under operating leases. In addition, PNM leases interests in Units 1 and 2 of PVNGS and an interest in the EIP transmission line. Additional information concerning the EIP lease is discussed under the subheading TGP Complaint in Note 16. Many of PNM’s electric transmission and distribution facilities are located on lands that require the grant of rights-of-way from governmental entities, Native American tribes, or private parties. PNM has recently completed several renewals of rights-of-way, the largest of which is a renewal with the Navajo Nation, and has no significant rights-of-way that will expire before 2020. PNM is obligated to pay the Navajo Nation annual payments of $6.0 million, subject to adjustment each year based on the Consumer Price Index, through 2029. The Navajo Nation rights-of-way agreement is accounted for as an operating lease.
PNM has a PPA for the entire output of Delta, a gas-fired generating plant in Albuquerque, New Mexico, which is classified as an operating lease with imputed annual lease payments of $6.0 million. See Note 9 for additional information about the Delta operating lease, including the potential purchase of Delta.

Operating lease expense was:

	PNMR	PNM	TNMP
	(In thousands)
2012	$84,794	$78,483	$2,871
2011	$86,323	$78,422	$3,606
2010	$79,491	$71,209	$3,737

The above amounts reflect the total amount of expense for the lease payments PNM makes under the PVNGS and EIP leases. As discussed under Investments in Note 1, the PVNGS Capital Trust, which is consolidated by PNM, acquired the lessor notes that were issued by the PVNGS lessors and PNM acquired the remaining lessor note issued by the remaining EIP lessor. Of the total annual payments of $69.1 million made by PNM under the PVNGS and EIP leases, $55.4 million in 2012, $55.6 million in 2011, and $56.3 million in 2010 was returned in cash to PNM in the form of principal and interest payments on the lessor notes and through its ownership of the PVNGS Unit 2 leased assets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Future minimum operating lease payments at December 31, 2012 shown below have been reduced by PNM’s lease payments for amounts that will be returned to PNM on the lessor notes, which amounts vary but are approximately $39 million in 2013 and reduce thereafter to approximately $33 million annually in 2015:

	PNMR	PNM	TNMP
	(In thousands)
2013	$44,040	$40,217	$481
2014	52,136	49,079	55
2015	31,389	29,601	—
2016	15,790	15,790	—
2017	12,519	12,519	—
Later years	94,883	94,883	—
	250,757	242,089	536
Future payments under non-cancelable subleases	233	—	—
Net minimum lease payments	$250,524	$242,089	$536
The PVNGS leases expire on January 15, 2015 for the Unit 1 leases and January 15, 2016 for the Unit 2 leases. Under the terms of each of the leases, PNM has an option to purchase the leased assets at fair market value at the end of the leases, but does not have a fixed price purchase option. In addition, PNM has options to renew the leases at fixed rates set forth in each of the leases for two years beyond the termination of the original lease terms. The option periods on certain leases may be further extended for up to an additional six years (the “Maximum Option Period”) if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. The rental payments during the fixed renewal option periods would be 50% of the amounts during the original terms of the leases. Gross annual lease payments, before considering the impacts of amounts returned to PNM through ownership of the lessor notes, aggregate $33.0 million for the Unit 1 leases and $23.7 million for the Unit 2 leases. If the leases are extended, PNM will have the option to purchase the leased assets at fair market value at the end of the extended lease terms.

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

On January 6, 2012, in accordance with the notice provisions, PNM notified each of the lessors in the Unit 1 leases that PNM will “retain” the assets leased under that lease upon the expiration of the basic lease term on January 15, 2015. On January 9, 2013, in accordance with the notice provisions, PNM notified each of the lessors of the Unit 1 leases that it will extend each Unit 1 Lease for the Maximum Option Period. Each of the Unit 1 Leases is subject to the Maximum Option Period lease extension provisions. The above table of future lease payments as of December 31, 2012 does not include any payments for the renewal period since the renewal occurred in 2013. Furthermore, the term of the Maximum Option Period for the Unit 1 leases has not been determined although the renewal period will be between two and eight years. The annual payments during the renewal period would aggregate $16.5 million for the PVNGS Unit 1 leases.

On January 9, 2013, in accordance with the notice provisions, PNM notified each of the lessors in the Unit 2 leases that PNM will “retain” the assets leased under that lease upon the expiration of the basic lease term on January 15, 2016. PNM will be required to specify by notice to each of the lessors by January 15, 2014, whether on January 15, 2016 it will extend the Unit 2 leases, or purchase the leased assets. One of the Unit 2 leases contains the Maximum Option Period lease extension provision and the other three do not have that provision.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Covenants in PNM’s PVNGS Units 1 and 2 lease agreements limit PNM’s ability, without consent of the owner participants in the lease transactions, (i) to enter into any merger or consolidation, or (ii) except in connection with normal dividend policy, to convey, transfer, lease or dividend more than 5% of its assets in any single transaction or series of related transactions. PNM is exposed to losses under the PVNGS lease arrangements upon the occurrence of certain events that PNM does not consider to be reasonably likely to occur. Under certain circumstances (for example, the NRC issuing specified violation orders with respect to PVNGS or the occurrence of specified nuclear events), PNM would be required to make specified payments to the equity participants, and take title to the leased interests, which, if appropriate, may be required to be written down in value. If such an event had occurred as of December 31, 2012, PNM could have been required to pay the equity participants up to approximately $167.6 million. In such event, PNM would record the acquired assets at the lower of their fair value or the aggregate of the amount paid and PNM’s carrying value of its investment in PVNGS lessor notes. Exercise of renewal options under the leases requires that amounts payable to equity participants under the circumstances described above would increase to the fair market value as of the renewal date.

PNMR leases a building that is used as part of its corporate headquarters, as well as housing certain support functions for the utility operations of PNM and TNMP. The lease expires on November 30, 2015 and provides for annual rents of $1.9 million, which are included in the tables above. PNMR is also obligated to pay taxes, insurance, and utilities applicable to the building. In November 2011, PNMR notified the lessor of its intent to vacate the building by the end of 2012 and made a settlement offer to terminate the lease. A termination agreement was not reached with the lessor. As of December 31, 2012, PNMR completed the abandonment of this building, as well as the partial abandonment of another leased building. In accordance with GAAP, PNMR recorded an abandonment expense of $7.4 million at December 31, 2012. PNM was allocated $6.2 million and TNMP was allocated$1.2 million of the abandonment expense for the period ending December 31, 2012, which is reflected as administrative and general expense.

(8)	Fair Value of Derivative and Other Financial Instruments
Energy Related Derivative Contracts
Overview
The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy and fuel used to generate electricity, as well as managing anticipated generation capacity in excess of forecasted demand from existing customers. The Company’s energy related derivative contracts manage commodity risk. PNM is required to meet the demand and energy needs of its retail and firm-requirements wholesale customers. PNM is exposed to market risk for its share of PVNGS Unit 3 and the needs of its firm-requirements wholesale customers not covered under a FPPAC. PNM’s operations are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases. PNM could be exposed to market risk if its generation capabilities were to be disrupted or if its load requirements were to be greater than anticipated. If all or a portion of load requirements were required to be covered as a result of such unexpected situations, commitments would have to be met through market purchases.
On November 1, 2011, PNMR completed the sale of First Choice. See Note 3. Accordingly, PNMR information reflects activity for First Choice through October 31, 2011. The difference between the PNMR and PNM amounts represents First Choice.
Commodity Risk
Marketing and procurement of energy often involve market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis. PNM routinely enters into various derivative instruments such as forward contracts, option agreements, and price basis swap agreements to economically hedge price and volume risk on power commitments and fuel requirements and to minimize the effect of market fluctuations in wholesale portfolios. PNM monitors the market risk of its commodity contracts using VaR calculations to maintain total exposure within management-prescribed limits in accordance with approved risk and credit policies.

First Choice was responsible for energy supply related to the sale of electricity to retail customers in Texas. TECA contains no provisions for the specific recovery of fuel and purchased power costs. The rates charged to First Choice customers were negotiated with each customer. First Choice purchased power at wholesale and sold power at retail to customers in the competitive ERCOT retail markets. First Choice’s strategy was to minimize its exposure to fluctuations in market energy prices by matching

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

sales contracts with supply instruments designed to preserve targeted margins. However, First Choice had a residual exposure to wholesale power price risk for the mismatch between the forecast and actual load.
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
For derivative transactions meeting the definition of a cash flow hedge, the Company documents the relationships between the hedging instruments and the items being hedged. This documentation includes the strategy that supports executing the specific transaction and the methods utilized to assess the effectiveness of the hedges. Changes in the fair value of contracts qualifying for cash flow hedge accounting are included in AOCI to the extent effective. The Company assesses the effectiveness of hedge relationships at least quarterly using statistical data. Ineffectiveness gains and losses were immaterial for all periods presented. Gains or losses related to cash flow hedge instruments, including those de-designated, are reclassified from AOCI when the hedged transaction settles and impacts earnings. As of December 31, 2012 and 2011, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges.
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

Commodity Derivatives
Commodity derivative instruments, recorded at fair value are summarized as follows:

	Economic Hedges
	December 31,
	2012	2011
	(In thousands)
PNM and PNMR
Current assets	$3,785	$3,713
Deferred charges	352	—
	4,137	3,713
Current liabilities	(1,000)	(1,632)
Long-term liabilities	(1,933)	(2,437)
	(2,933)	(4,069)
Net	$1,204	$(356)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Certain of PNM's commodity derivative instruments in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements and the above table reflects the gross amounts of assets and liabilities. The amounts that could be offset under master netting agreements was immaterial at December 31, 2012 and 2011.
At December 31, 2012 and 2011, PNMR and PNM had no amounts recognized for the legal right to reclaim cash collateral. In addition, at December 31, 2012 and 2011, amounts posted as cash collateral under margin arrangements were $1.9 million and $1.8 million for both PNMR and PNM. PNMR and PNM had no obligations to return cash collateral at December 31, 2012 and 2011. Cash collateral amounts are included in other current assets on the Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes less than $0.1 million of current assets and current liabilities at December 31, 2012, and $0.5 million of current assets and current liabilities at December 31, 2011 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Consolidated Balance Sheets.

The following table presents the effect of mark-to-market commodity derivative instruments on earnings and OCI, excluding income tax effects. For cash flow hedges, including de-designated hedges, the earnings impact reflects the reclassification from AOCI when the hedged transactions settle.

	Economic Hedges		Qualified Cash Flow Hedges
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
	(In thousands)
PNMR
Electric operating revenues	$6,168	$5,682	$—	$—
Cost of energy	(460)	(2,201)	—	(422)
Total gain (loss)	$5,708	$3,481	$—	$(422)
Recognized in OCI			$—	$422
PNM
Electric operating revenues	$6,168	$5,682	$—	$—
Cost of energy	(460)	(1,058)	—	—
Total gain (loss)	$5,708	$4,624	$—	$—
Recognized in OCI			$—	$—
Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
December 31, 2012
PNMR and PNM	1,127,500	(2,477,520)
December 31, 2011
PNMR and PNM	1,499,000	(366,448)

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
December 31, 2012, 2011 and 2010

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

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
December 31, 2012
PNMR and PNM	$2,933	$—	$2,777
December 31, 2011
PNMR and PNM	$4,036	$—	$4,036
Sale of Power from PVNGS Unit 3
In April 2008, PNM entered into three separate contracts for the sale of capacity and energy related to its entire interest in PVNGS Unit 3.  Under two of the contracts, PNM sold 90 MW of firm capacity and energy.  Under the third contract, PNM sold 45 MW of unit contingent capacity and energy. The term of the contracts was May 1, 2008 through December 31, 2010. Under the two firm contracts, the two buyers made prepayments of $40.6 million and $30.0 million.  These amounts were recorded as deferred revenue and were amortized over the life of the contracts. The prepayments received under the firm contracts, as well as required subsequent monthly payments on them, are shown as a financing activity in the Consolidated Statement of Cash Flows as required by GAAP. The firm contracts were accounted for as cash flow hedges and changes in fair value were included in AOCI. The contingent contract was accounted for as a normal sale. Since January 1, 2011, PNM has been selling power from its interest in PVNGS Unit 3 daily at market prices. PNM has established fixed rates for all of these sales through the end of 2013 through hedging arrangements that are accounted for as economic hedges. PNM is also partially hedged for 2014.
Non-Derivative Financial Instruments
The carrying amounts reflected on the Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and, beginning in August 2012, a trust for PNM's share of post-term reclamation costs related to the coal mines serving SJGS (Note 16), which investments are included in "other investments" on the Consolidated Balance Sheet. PNMR and PNM do not have any unrealized losses on available-for-sale securities. The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

	December 31, 2012		December 31, 2011
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
PNMR and PNM		(In thousands)
Equity securities:
Domestic value	$5,223	$30,044	$3,549	$25,143
Domestic growth	15,212	51,650	16,714	52,187
International and other	247	14,868	662	12,754
Fixed income securities:
Municipals	4,069	43,861	2,861	41,463
United States government	1,305	32,592	1,353	25,367
Corporate and other	1,100	14,868	742	9,171
Cash investments	—	4,628	—	2,766
	$27,156	$192,511	$25,881	$168,851

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Proceeds from sales	$167,330	$145,286	$79,853
Gross realized gains	$15,907	$17,493	$5,635
Gross realized (losses)	$(8,170)	$(6,223)	$(3,704)
Held-to-maturity securities are those investments in debt securities that the Company has the ability and intent to hold until maturity. Held-to-maturity securities consist of the investment in PVNGS lessor notes and certain items within other investments.
The Company has no available-for-sale or held-to-maturity securities for which carrying value exceeds fair value. There are no impairments considered to be “other than temporary” that are included in AOCI and not recognized in earnings.
At December 31, 2012, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$2,374	$3,695	$—
After 1 year through 5 years	29,342	85,520	84,198
After 5 years through 10 years	15,943	—	—
After 10 years through 15 years	8,700	—	—
After 15 years through 20 years	11,217	—	—
After 20 years	23,745	—	—
	$91,321	$89,215	$84,198

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Fair Value Disclosures
The Company determines the fair values of its derivative and other financial instruments based on the hierarchy established in GAAP, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs used in determining fair values for the Company consist of internal valuation models.
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
The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the years ended December 31, 2012 and 2011.
Derivatives and Investments
Items recorded at fair value on the Consolidated Balance Sheets are presented below:

		GAAP Fair Value Hierarchy
	Total(1)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2012		(In thousands)
PNMR and PNM
Decommissioning and reclamation investments
Cash and equivalents	$4,628	$4,628	$—
Equity securities:
Domestic value	30,044	30,044	—
Domestic growth	51,650	51,650	—
International and other	14,868	14,868	—
Fixed income securities:
United States government	32,592	27,737	4,855
Municipals	43,861	—	43,861
Corporate and other	14,868	—	14,868
Total	$192,511	$128,927	$63,584

Commodity derivative assets	$4,137	$—	$4,137
Commodity derivative liabilities	(2,933)	—	(2,933)
Net	$1,204	$—	$1,204

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

		GAAP Fair Value Hierarchy
	Total(1)	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 31, 2011		(In thousands)
PNMR and PNM
NDT investments
Cash and equivalents	$2,766	$2,766	$—
Equity securities:
Domestic value	25,143	25,143	—
Domestic growth	52,187	52,187	—
International and other	12,754	12,754	—
Fixed income securities:
United States government	25,367	21,409	3,958
Municipals	41,463	—	41,463
Corporate and other	9,171	—	9,171
Total	$168,851	$114,259	$54,592

Commodity derivative assets	$3,713	$—	$3,713
Commodity derivative liabilities	(4,069)	—	(4,069)
Net	$(356)	$—	$(356)

(1)
The Level 1 and 2 columns in the above table are presented based on the nature of each instrument. The total column is presented based on the balance sheet classification of the instruments. There were no account reclassifications between commodity derivative assets and commodity derivative liabilities and there were no Level 3 fair value measurements at December 31, 2012 and 2011.

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	PNMR
	Year Ended December 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$—	$(822)
Total gains (losses) included in earnings	—	1,020
Purchases	—	3,163
Settlements	—	(1,578)
Sale of First Choice	—	(1,783)
Balance at end of period	$—	$—
Total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period	$—	$—
The above gains and losses (realized and unrealized) for Level 3 fair value measurements included in earnings are reported in cost of energy.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The carrying amounts and fair values of investments in PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy (1)
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2012	(In thousands)
PNMR
Long-term debt	$1,672,290	$1,969,362	$—	$1,966,725	$2,637
Investment in PVNGS lessor notes	$77,682	$84,198	$—	$—	$84,198
Other investments	$5,599	$6,965	$774	$—	$6,191
PNM
Long-term debt	$1,215,579	$1,385,433	$—	$1,385,433	$—
Investment in PVNGS lessor notes	$77,682	$84,198	$—	$—	$84,198
Other investments	$494	$494	$494	$—	$—
TNMP
Long-term debt	$311,589	$418,166	$—	$418,166	$—
Other investments	$281	$281	$281	$—	$—

December 31, 2011
PNMR
Long-term debt	$1,674,013	$1,873,002
Investment in PVNGS lessor notes	$107,094	$108,742
Other investments	$12,207	$14,208
PNM
Long-term debt	$1,215,540	$1,294,846
Investment in PVNGS lessor notes	$107,094	$108,742
Other investments	$2,900	$3,052
TNMP
Long-term debt	$310,963	$413,966
Other investments	$271	$271

(1)	GAAP does not require disclosure of the fair value hierarchy information prior to 2012

Investments Held by Employee Benefit Plans
As discussed in Note 12, PNM and TNMP have trusts that hold investment assets for their pension and other postretirement benefit plans. The fair value of the assets held by the trusts impacts the determination of the funded status of each plan, but the assets are not reflected on the Company's Consolidated Balance Sheets. Both the PNM Pension Plan and the TNMP Pension Plan hold units of participation in the PNM Resources, Inc. Master Trust (the “PNMR Master Trust”), which was established for the investment of assets of the pension plans. Fair value of alternative investments is determined based on net asset value as reported by fund managers.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The fair values of investments held by the employee benefit plans are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012		(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust Total Plan Investments	$517,238	$205,491	$232,730	$79,017
TNMP Pension Plan
Participation in PNMR Master Trust Total Plan Investments	$66,450	$26,462	$25,817	$14,171
PNM OPEB Plan
Cash and equivalents	$4,976	$4,976	$—	$—
Equity securities:
International funds	2,651	—	2,651	—
Domestic growth	46,145	19,511	26,634	—
Other funds	7,588	—	7,588	—
Fixed income securities:
Mutual funds	4,176	4,176	—	—
Total Assets	$65,536	$28,663	$36,873	$—
TNMP OPEB Plan
Cash and equivalents	$42	$42	$—	$—
Equity securities:
International funds	1,444	—	1,444	—
Domestic growth	1,289	1,289	—	—
Other funds	3,660	—	3,660	—
Fixed income securities:
Mutual funds	2,325	2,325	—	—
Total Assets	$8,760	$3,656	$5,104	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011	(In thousands)
PNM Pension Plan
Participation in PNMR Master Trust	$444,466	$176,279	$184,054	$84,133
TNMP Pension Plan
Participation in PNMR Master Trust	$62,139	$24,118	$23,466	$14,555
PNM OPEB Plan
Cash and equivalents	$1,128	$1,128	$—	$—
Equity securities:
International funds	2,740	—	2,740	—
Domestic value	1,289	1,289	—	—
Domestic growth	43,016	22,215	20,801	—
Other funds	7,678	—	7,678	—
Fixed income securities:
Mutual funds	4,006	4,006	—	—
Total Assets	$59,857	$28,638	$31,219	$—
TNMP OPEB Plan
Cash and equivalents	$180	$180	$—	$—
Equity securities:
International funds	1,248	—	1,248	—
Domestic value	551	551	—	—
Domestic growth	738	738	—	—
Other funds	3,048	—	3,048	—
Fixed income securities:
Mutual funds	2,694	2,694	—	—
Total Assets	$8,459	$4,163	$4,296	$—

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The fair values of investments in the PNMR Master Trust are as follows:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012	(In thousands)
PNMR Master Trust
Cash and equivalents	$10,404	$10,404	$—	$—
Equity securities:
International	39,867	39,867	—	—
Domestic value	39,492	39,492	—	—
Domestic growth	63,888	63,888	—	—
Other funds	17,035	—	17,035	—
Fixed income securities:
Corporate	101,936	—	101,936	—
United States government	148,341	78,302	70,039	—
Municipals	3,639	—	3,639	—
Other funds	65,898	—	65,898	—
Alternative investments:
Private equity funds	38,212	—	—	38,212
Hedge funds	31,277	—	—	31,277
Real estate funds	23,699	—	—	23,699
Total Fair Value of Plan Investments	$583,688	$231,953	$258,547	$93,188
December 31, 2011
PNMR Master Trust
Cash and equivalents	$6,753	$6,753	$—	$—
Equity securities:
International	37,173	37,173	—	—
Domestic value	58,350	57,437	913	—
Domestic growth	65,004	65,004	—	—
Other funds	15,271	—	15,271	—
Fixed income securities:
Corporate	59,730	—	59,730	—
United States government	104,102	34,030	70,072	—
Municipals	3,478	—	3,478	—
Other funds	58,056	—	58,056	—
Alternative investments:
Private equity funds	37,100	—	—	37,100
Hedge funds	36,904	—	—	36,904
Real estate funds	24,684	—	—	24,684
Total Assets	$506,605	$200,397	$207,520	$98,688

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

A reconciliation of the changes in Level 3 fair value measurements is as follows:

	Year Ended December 31,
Level 3 Fair Value Assets and Liabilities	2012	2011
	(In thousands)
PNM Pension	Master Trust	Master Trust
Balance at beginning of period	$84,133	$78,940
Actual return on assets sold during the period	2,627	1,624
Actual return on assets still held at period end	2,386	1,404
Purchases	5,498	4,030
Sales	(15,627)	(1,865)
Balance at end of period	$79,017	$84,133
TNMP Pension
Balance at beginning of period	$14,555	$13,659
Actual return on assets sold during the period	197	280
Actual return on assets still held at period end	179	243
Purchases	413	695
Sales	(1,173)	(322)
Balance at end of period	$14,171	$14,555
Additional information concerning changes in Level 3 fair value measurements for the PNMR Master Trust is as follows:
Level 3 Fair Value Assets and Liabilities

PNMR Master Trust	Private equity funds	Hedge funds	Real estate funds	Total
		(In thousands)
Balance at December 31, 2010	$32,935	$37,622	$22,042	$92,599
Actual return on assets sold during the period	1,904	—	—	1,904
Actual return on assets still held at period end	2,372	(718)	(7)	1,647
Purchases	2,076	—	2,649	4,725
Sales	(2,187)	—	—	(2,187)
Balance at December 31, 2011	37,100	36,904	24,684	98,688
Actual return on assets sold during the period	2,966	(80)	(62)	2,824
Actual return on assets still held at period end	40	2,453	72	2,565
Purchases	3,906	—	2,005	5,911
Sales	(5,800)	(8,000)	(3,000)	(16,800)
Balance at December 31, 2012	$38,212	$31,277	$23,699	$93,188

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

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

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 145 MW natural gas-fired power plant near Belen, New Mexico through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. The total construction cost for the facility was $90.0 million. During the term of the PPA, PNM has the option to purchase and own up to 50% of the plant or the variable interest entity. PNM estimates that the plant will typically operate during peak periods of energy demand in summer. PNM is obligated to pay fixed operations and maintenance and capacity charges in addition to variable operation and maintenance charges under this PPA. For the years ended December 31, 2012, 2011, and 2010, PNM paid $18.8 million, $18.3 million, and $17.9 million for fixed charges and $0.9 million, $1.4 million, and $1.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets.
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
Summarized financial information for Valencia is as follows:

Results of Operations
	Year ended December 31,
	2012	2011	2010
	(In thousands)
Operating revenues	$19,585	$19,720	$18,907
Operating expenses	(5,535)	(5,673)	(5,344)
Earnings attributable to non-controlling interest	$14,050	$14,047	$13,563

Financial Position
	December 31,
	2012	2011
	(In thousands)
Current assets	$3,655	$2,405
Net property, plant and equipment	77,953	80,785
Total assets	81,608	83,190
Current liabilities	765	767
Owners’ equity – non-controlling interest	$80,843	$82,423

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

PVNGS Leases

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. There are currently eight separate lease agreements with eight different trusts whose beneficial owners are five different institutional investors. PNM is not the legal or tax owner of the leased assets. The beneficial owners of the trusts possess all of the voting control and pecuniary interests in the trusts. As described in Note 7, PNM has an option to purchase the leased assets at appraised value at the end of the leases, but does not have a fixed price purchase option and does not provide residual value guarantees. PNM has options to renew the leases at fixed rates set forth in the leases for two years beyond the termination of the original lease terms. The option periods on certain leases may be further extended for up to an additional six years if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. Under GAAP, these renewal options are considered to be variable interests in the trusts and result in the trusts being considered variable interest entities. PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes, aggregate $80.0 million over the remaining terms of the leases. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of December 31, 2012, PNM could have been required to pay the beneficial owners up to approximately $167.6 million, which would result in PNM taking ownership of the leased assets and termination of the leases. PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets. PNM has no assets or liabilities recorded on its Consolidated Balance Sheets related to the trusts other than accrued lease payments of $26.0 million at December 31, 2012 and 2011, which are included in other current liabilities on the Consolidated Balance Sheets.
PNM has evaluated the PVNGS lease arrangements, including the notices provided through January 2013 to the lessors (Note 7), and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP. The significant factors considered in reaching this conclusion are: the periods covered by fixed price renewal options are significantly shorter than the anticipated remaining useful lives of the assets, particularly since the operating licenses for the plants were extended for twenty years through 2045 for Unit 1 and 2046 for Unit 2; PNM’s only financial obligation to the trusts is to make the fixed lease payments and the payments do not vary based on the output of the plants or their performance; during the lease term, the economic performance of the trusts is substantially fixed due to the fixed lease payments; PNM is only one of several participants in PVNGS and is not the operating agent for the plants, so does not significantly influence the day-to-day operations of the plants; furthermore, the operations of the plants, including plans for their decommissioning, are highly regulated by the NRC, leaving little room for the participants to operate the plants in a manner that impacts the economic performance of the trusts; the economic performance of the trusts at the end of the lease terms is dependent upon the fair value and remaining lives of the plants at that time, which are determined by factors such as power prices, outlook for nuclear power, and the impacts of potential carbon legislation or regulation, all which are outside of PNM’s control; and while PNM has some potential benefit from its renewal options, the vast majority of the value at the end of the leases will accrue to the beneficial owners of the trusts, particularly given increases in the value of existing nuclear generating facilities, which have no GHG, resulting from potential carbon legislation or regulation.
Delta
PNM has a PPA covering the entire output of Delta, which is a variable interest under GAAP. PNM makes fixed and variable payments to Delta under the PPA. PNM also controls the dispatch of the generating plant, which impacts the variable payments made under the PPA and impacts the economic performance of the entity that owns Delta. For the years ended December 31, 2012, 2011, and 2010, PNM incurred fixed capacity charges of $6.2 million, $6.0 million, and $6.0 million and variable energy charges of $0.8 million, $1.5 million, and $0.4 million under the PPA. PNM’s only quantifiable obligation under the PPA is to make the fixed payments, which as of December 31, 2012, aggregated $45.2 million through the end of the PPA in 2020. PNM will also pay variable costs, which cannot be quantified since the amounts are based on how much the generating plant is in operation.
This arrangement was entered into prior to December 31, 2003 and PNM was unsuccessful in obtaining the information necessary to determine if it is the primary beneficiary of the entity that owns Delta, or to consolidate that entity if it were determined

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

that PNM is the primary beneficiary. Accordingly, PNM was unable to make those determinations and, as provided in GAAP, accounted for this PPA as an operating lease.
In December 2012, PNM entered into an agreement with the owners of Delta under which PNM would purchase the entity that owns Delta. At closing PNM would make a cash payment of $23.0 million, which would be adjusted for actual working capital compared to a targeted working capital and certain prepayments of debt. Delta had project financing debt of $19.2 million at December 31, 2012, including $3.0 million due in 2013, which PNM would retire at closing of the purchase. The purchase is subject to approval of the NMPRC and FERC, as well as other customary closing conditions. Furthermore, closing is subject to the seller remedying specified operational, NERC compliance, and environmental issues. FERC approved the purchase on February 26, 2013.
Delta informed PNM that at December 31, 2012, it had total assets of $26.6 million, including net property, plant, and equipment of $23.1 million, and total liabilities of $21.1 million. Delta also indicated its 2012 revenue was $7.4 million and its net earnings were $0.9 million. Consolidation of Delta would be immaterial to the consolidated balance sheets for PNMR and PNM. Since all of Delta's revenues and expenses are attributable to its PPA arrangement with PNM, the primary impact of consolidating Delta to the consolidated statements of earnings for PNMR and PNM would be to reclassify Delta's net earnings from operating expenses and reflect such amount as earnings attributable to a non-controlling interest, without any impact to net earnings attributable to PNMR and PNM.

(10)	Earnings Per Share
In accordance with GAAP, dual presentation of basic and diluted earnings (loss) per share has been presented in the Consolidated Statements of Earnings (Loss) of PNMR. Information regarding the computation of earnings (loss) per share is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Earnings (Loss) Attributable to PNMR:
Earnings (loss)	$120,125	$190,934	$(31,124)
Earnings attributable to Valencia Non-controlling Interest	(14,050)	(14,047)	(13,563)
Preferred stock dividend requirements of subsidiary	(528)	(528)	(528)
Net Earnings (Loss) Attributable to PNMR	$105,547	$176,359	$(45,215)
Average Number of Common Shares:
Outstanding during year	79,654	85,558	86,673
Equivalents from convertible preferred stock (Note 5)	—	3,469	4,778
Vested awards of restricted stock	145	174	106
Average Shares - Basic	79,799	89,201	91,557
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	618	556	—
Average Shares – Diluted	80,417	89,757	91,557
Net Earnings (Loss) Per Share of Common Stock:
Basic	$1.32	$1.98	$(0.49)
Diluted	1.31	1.96	(0.49)

(1)
Excludes out-of-the-money options for 1,214,365 shares of common stock at December 31, 2012. Due to losses in the year ended December 31, 2010, no potentially dilutive securities are reflected in the average number of common shares used to compute earnings (loss) per share since any impact would be anti-dilutive. See Note 13.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

(11)	Income Taxes
PNMR
PNMR’s income taxes (benefit) consist of the following components:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current federal income tax	$(1,296)	$1,319	$(52,184)
Current state income tax	(37)	(4,208)	(15,528)
Deferred federal income tax	50,851	119,280	28,364
Deferred state income tax	6,921	7,462	9,522
Investment tax credit earned and deferred	708	—	—
Amortization of accumulated investment tax credits	(2,237)	(2,318)	(2,429)
Total income taxes (benefit)	$54,910	$121,535	$(32,255)

PNMR’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Federal income tax at statutory rates	$61,262	$109,364	$(22,183)
First Choice goodwill	—	15,055	—
Investment tax credits	(2,237)	(2,318)	(2,429)
Flow-through of depreciation items	1,284	3,659	3,995
Earnings attributable to non-controlling interest in Valencia	(4,918)	(4,917)	(4,747)
State income tax	4,646	3,395	(6,312)
Other	(5,127)	(2,703)	(579)
Total income taxes (benefit)	$54,910	$121,535	$(32,255)
Effective tax rate	31.37%	38.90%	50.89%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The components of PNMR’s net accumulated deferred income tax liability were:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss	$110,989	$86,985
Pension	26,452	50,515
Regulatory liabilities related to income taxes	53,439	49,413
Other	129,801	109,875
Total deferred tax assets	320,681	296,788
Deferred tax liabilities:
Depreciation and plant related	(759,587)	(697,528)
Investment tax credit	(14,242)	(15,771)
Regulatory assets related to income taxes	(59,471)	(56,312)
Stranded costs	(24,934)	(28,439)
Other	(178,492)	(168,688)
Total deferred tax liabilities	(1,036,726)	(966,738)
Net accumulated deferred income tax liabilities	(716,045)	(669,950)
Current accumulated deferred income tax (asset) liability	258	9,080
Non-current accumulated deferred income tax liability	$(715,787)	$(660,870)

The following table reconciles the change in PNMR’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2012
(In thousands)
Net change in deferred income tax liability per above table	$46,095
Change in tax effects of income tax related regulatory assets and liabilities	942
Tax effect of mark-to-market adjustments	(570)
Tax effect of excess pension liability	10,085
Adjustment for uncertain income tax positions	(381)
Other	72
Deferred income taxes	$56,243

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

PNM
PNM’s income taxes (benefit) consist of the following components:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current federal income tax	$(12,951)	$(46,364)	$(77,691)
Current state income tax	(1,815)	(6,776)	438
Deferred federal income tax	55,486	78,673	109,170
Deferred state income tax	11,522	14,212	6,939
Investment tax credit earned and deferred	708	—	—
Amortization of accumulated investment tax credits	(2,237)	(2,318)	(2,429)
Total income taxes	$50,713	$37,427	$36,427

PNM’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the years shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Federal income tax at statutory rates	$54,710	$37,088	$37,551
Investment tax credits	(2,237)	(2,318)	(2,429)
Flow-through of depreciation items	1,268	3,656	3,994
Earnings attributable to non-controlling interest in Valencia	(4,918)	(4,917)	(4,747)
State income tax	6,500	4,797	4,747
Other	(4,610)	(879)	(2,689)
Total income taxes	$50,713	$37,427	$36,427
Effective tax rate	32.44%	35.32%	33.95%

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The components of PNM’s net accumulated deferred income tax liability were:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss	$93,980	$72,615
Pension	32,532	54,270
Regulatory liabilities related to income taxes	48,027	43,578
Other	55,629	47,263
Total deferred tax assets	230,168	217,726
Deferred tax liabilities:
Depreciation and plant related	(624,724)	(570,278)
Investment tax credit	(14,242)	(15,771)
Regulatory assets related to income taxes	(48,726)	(45,331)
Other	(134,046)	(123,098)
Total deferred tax liabilities	(821,738)	(754,478)
Net accumulated deferred income tax liabilities	(591,570)	(536,752)
Current accumulated deferred income tax liability	3,447	16,562
Non-current accumulated deferred income tax liability	$(588,123)	$(520,190)

The following table reconciles the change in PNM’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2012
(In thousands)

Net change in deferred income tax liability per above table	$54,818
Change in tax effects of income tax related regulatory assets and liabilities	1,054
Tax effect of mark-to-market adjustments	(506)
Tax effect of excess pension liability	10,085
Adjustment for uncertain income tax positions	(370)
Other	398
Deferred income taxes	$65,479

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

TNMP
TNMP’s income taxes consist of the following components:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current federal income tax	$9,152	$(3,578)	$3,532
Current state income tax	1,822	1,981	1,766
Deferred federal income tax	4,406	15,507	4,775
Deferred state income tax	(28)	(29)	(29)
Total income taxes	$15,352	$13,881	$10,044

TNMP’s provision for income taxes differed from the federal income tax computed at the statutory rate for each of the periods shown. The differences are attributable to the following factors:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Federal income tax at statutory rates	$14,735	$12,648	$9,109
State income tax	1,185	1,288	1,148
Other	(568)	(55)	(213)
Total income taxes	$15,352	$13,881	$10,044
Effective tax rate	36.47%	38.41%	38.59%

The components of TNMP’s net accumulated deferred income tax liability at December 31, were:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Regulatory liabilities related to income taxes	$5,412	$5,835
Other	16,702	16,043
Total deferred tax assets	22,114	21,878
Deferred tax liabilities:
Depreciation and plant related	(133,686)	(125,270)
Stranded costs	(24,934)	(28,439)
Regulatory assets related to income taxes	(10,745)	(10,981)
Other	(15,328)	(14,113)
Total deferred tax liabilities	(184,693)	(178,803)
Net accumulated deferred income tax liabilities	(162,579)	(156,925)
Current accumulated deferred income tax (asset)	(1,131)	(2,272)
Non-current accumulated deferred income tax liability	$(163,710)	$(159,197)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The following table reconciles the change in TNMP’s net accumulated deferred income tax liability to the deferred income tax benefit included in the Consolidated Statement of Earnings:

Year Ended
December 31, 2012
(In thousands)
Net change in deferred income tax liability per above table	$5,654
Change in tax effects of income tax related regulatory assets and liabilities	(112)
Adjustments for uncertain income tax positions	(905)
Other	(259)
Deferred income taxes	$4,378

GAAP requires that the Company recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority. A reconciliation of unrecognized tax benefits (expenses) is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Balance at December 31, 2009	$22,591	$(218)	$6,796
Additions based on tax positions related to 2010	13,514	12,136	992
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at December 31, 2010	36,105	11,918	7,788
Additions based on tax positions related to 2011	(790)	(717)	(74)
Reductions for tax positions of prior years	(15,735)	(449)	(13)
Settlements	—	—	—
Balance at December 31, 2011	19,580	10,752	7,701
Additions based on tax positions related to 2012	2,046	1,152	—
Reductions for tax positions of prior years	(2,428)	(1,522)	(905)
Settlements	—	—	—
Balance at December 31, 2012	$19,198	$10,382	$6,796

Included in the balance at December 31, 2012 are $5.0 million and $0.8 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate for PNMR and PNM. None of TNMP’s unrecognized tax benefits at December 31, 2012 would affect the effective tax rate if recognized. The Company believes that it is reasonably possible that approximately $5.5 million of PNMR’s unrecognized tax expenses, $0.4 million of PNM’s unrecognized tax benefits, and $6.8 million of TNMP’s unrecognized tax expenses will be reduced or settled in 2013 as a result of the conclusion of income tax examinations.
Estimated interest income related to refunds the Company expects to receive is included in Other Income and estimated interest expense and penalties related to potential cash settlements are included in Interest Expense in the Consolidated Statements of Earnings (Loss). Interest income (expense) related to income taxes is as follows:

	PNMR	PNM	TNMP
	(In thousands)
2012	$243	$244	$(3)
2011	$467	$401	$2
2010	$397	$465	$(8)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Accumulated accrued interest receivable (payable) related to income taxes is as follows:

	PNMR	PNM	TNMP
	(In thousands)
December 31, 2012:
Accumulated accrued interest receivable	$3,796	$3,796	$—
Accumulated accrued interest payable	$(1,108)	$(23)	$(116)
December 31, 2011:
Accumulated accrued interest receivable	$3,552	$3,552	$—
Accumulated accrued interest payable	$(1,107)	$(23)	$(113)

The Company files a federal consolidated and several consolidated and separate state income tax returns. The tax years prior to 2003 are closed to examination by either federal or state taxing authorities. Tax year 2003 is open for examination only for certain items. Tax year 2004 is closed to examination by federal and state taxing authorities. Other tax years are open to examination by federal and state taxing authorities. At December 31, 2012, the Company has $223.6 million of federal net operating loss carryforwards that expire beginning in 2030 and $25.2 million of federal tax credit carryforwards that expire beginning in 2023. State net operating losses expire beginning in 2015 and vary from federal due to differences between state and federal tax law. In 2010 and 2012, PNMR impaired $2.6 million and $0.7 million of New Mexico wind energy production tax credit carry forwards.  These credits were not expected to be utilized prior to their expiration due to the Company's net operating loss position. PNMR has additional New Mexico wind energy production tax credit carry forwards that expire beginning in 2013. On January 3, 2013, the American Taxpayer Relief Act of 2012, which extended fifty percent bonus depreciation, was signed into law.  Due to provisions in the act, taxes payable to the state of New Mexico for 2013 will be reduced and PNMR anticipates that, in accordance with GAAP, it will be required to impair an additional $1.5 million of New Mexico wind energy production tax credits in the first quarter of 2013.

(12)	Pension and Other Postretirement Benefits
PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans. The periodic costs or income of the PNM Plans and TNMP Plans are included in regulated rates to the extent attributable to regulated operations. PNM receives a regulated return on the amount it has funded for its pension plan in excess of the periodic cost or income to the extent included in retail rates.
Participants in the PNM Plans include eligible employees and retirees of PNMR and other subsidiaries of PNMR. Participants in the TNMP Plans include eligible employees and retirees of TNMP and other subsidiaries of TNP. The PNM pension plan was frozen at the end of 1997 with regard to new participants, salary levels, and benefits. Through December 31, 2007, additional credited service could be accrued under the PNM pension plan up to a limit determined by age and service. The TNMP pension plan was frozen at December 31, 2005 with regard to new participants, salary levels, and benefits.
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
GAAP requires unrecognized prior service costs and unrecognized gains or losses to be recorded in AOCI and subsequently amortized. The amortization of these incurred costs will ultimately be included as pension and postretirement benefit periodic cost or income in subsequent years. To the extent the amortization of these items will ultimately be recovered in future rates, PNM and TNMP record the costs as a regulatory asset or regulatory liability.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The Company has in place, for the PNM Plans and TNMP Plans, a policy that defines the investment objectives, establishes performance goals of the asset managers and provides procedures for the manner in which investments are to be reviewed. The plans implement investment strategies to achieve the following objectives:

•
Maximize the return on assets, commensurate with the risk that the Corporate Investment Committee deems appropriate to meet the obligations of the pension plans and other postretirement benefits plans, minimize the volatility of expense, and account for contingencies

•	Transition asset mix over time to a higher proportion of high quality fixed income investments as the plans' funded statuses improve
Management is responsible for the determination of the asset target mix and the expected rate of return. The target asset allocations are determined based on consultations with external investment advisors. The expected long-term rate of return on pension and postretirement plan assets is calculated on the market-related value of assets. GAAP requires that actual gains and losses on pension and postretirement plan assets be recognized in the market-related value of assets equally over a period of not more than five years, which reduces year-to-year volatility. For the PNM Plans and TNMP Plans, the market-related value of assets is equal to the prior year’s market related value of assets adjusted for contributions, benefit payments and investment gains and losses that are within a corridor of plus or minus 4.0% around the expected return on market value. Gains and losses that are outside the corridor are amortized over five years.

Pension Plans
For defined benefit pension plans, including the executive retirement plans, the PBO represents the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered prior to that date using assumptions regarding future compensation levels. The ABO represents the PBO without considering future compensation levels. Since the plans are frozen, the PBO and ABO are equal. The following table presents information about the PBO, fair value of plan assets, and funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
	(In thousands)
PBO at beginning of year	$588,874	$593,457	$67,234	$72,260
Service cost	—	—	—	—
Interest cost	32,232	32,804	3,635	3,800
Actuarial (gain) loss	94,361	1,197	11,434	(2,793)
Benefits paid	(39,918)	(38,584)	(5,663)	(6,033)
PBO at end of year	675,549	588,874	76,640	67,234
Fair value of plan assets at beginning of year	427,386	392,788	59,952	60,387
Actual return on plan assets	52,927	31,671	6,951	4,447
Employer contributions	77,700	41,511	5,300	1,151
Benefits paid	(39,918)	(38,584)	(5,663)	(6,033)
Fair value of plan assets at end of year	518,095	427,386	66,540	59,952
Funded status-asset (liability) for pension benefits	$(157,454)	$(161,488)	$(10,100)	$(7,282)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The following table presents pre-tax information about prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2012.

	PNM Plan		TNMP Plan
	December 31, 2012		December 31, 2012
	Prior service cost	Net actuarial (gain) loss	Net actuarial (gain) loss
	(In thousands)
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at beginning of year	$171	$134,088	$—
Experience loss (gain)	—	82,734	9,807
Regulatory asset (liability) adjustment	(1)	(52,423)	(9,807)
Amortization recognized in net periodic benefit cost (income)	(138)	(4,573)	—
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at end of year	$32	$159,826	$—
Amortization expected to be recognized in 2013	$(32)	$(6,233)	$—
The following table presents the components of net periodic benefit cost (income):

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
PNM Plan
Service cost	$—	$—	$—
Interest cost	32,232	32,804	34,073
Expected return on plan assets	(41,301)	(37,075)	(37,354)
Amortization of net (gain) loss	10,516	9,209	6,450
Amortization of prior service cost	317	317	317
Net periodic benefit cost	$1,764	$5,255	$3,486
TNMP Plan
Service cost	$—	$—	$—
Interest cost	3,635	3,800	4,126
Expected return on plan assets	(5,324)	(5,470)	(5,794)
Amortization of net (gain) loss	462	346	—
Amortization of prior service cost	—	—	—
Net periodic benefit cost (income)	$(1,227)	$(1,324)	$(1,668)

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost (income). Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost (income) would be affected.

	Year Ended December 31,
PNM Plan	2012	2011	2010
Discount rate for determining December 31 PBO	4.30%	5.67%	5.72%
Discount rate for determining net periodic benefit cost (income)	5.67%	5.72%	6.47%
Expected return on plan assets	8.25%	8.50%	8.75%
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining December 31 PBO	4.19%	5.69%	5.50%
Discount rate for determining net periodic benefit cost (income)	5.69%	5.50%	6.31%
Expected return on plan assets	8.25%	8.50%	8.75%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. Changes in discount rates resulted in increases in the PNM PBO of $86.4 million and $2.8 million at December 31, 2012 and 2011. Changes in discount rates resulted in an increase in the TNMP PBO of $10.7 million at December 31, 2012 and a decrease of $1.2 million at December 31, 2011. Changes in demographic experiences also resulted in an actuarial loss in the PNM PBO of $8.0 million and an actuarial gain of $1.6 million at December 31, 2012 and 2011. Changes in demographic experiences resulted in an actuarial loss in the TNMP PBO of $0.8 million and an actuarial gain of $1.7 million at December 31, 2012 and 2011. The impacts of other changes in assumptions and experience were not significant. These changes are reflected as actuarial (gain) loss above. In 2011, TNMP had an actuarial loss due to changes in demographics associated with the early retirement of FCP employees. The loss was not significant and is not included in the net periodic benefit (income) cost above.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the PBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates) and current and target asset allocations between asset categories. The expected long-term rate of return assumption for the PNM and TNMP pension plans compares to the actual return of 11.0% and 11.2% for the year ended December 31, 2012. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2013 net periodic cost to increase $5.5 million and $0.6 million (analogous changes would result from a 1% increase).

The Company's long-term pension investment strategy is to invest in assets whose interest rate sensitivity is correlated with the pension liability. The Company has chosen to implement this strategy known as Liability Driven Investing ("LDI") by increasing the liability matching investments as the funded status of the pension plans improves. These liability matching investments are currently fixed income securities. The pension plans current targeted asset allocation is 31% equities, 53% fixed income, and 16% alternative investments. Equity investments are primarily in domestic securities that include large, mid, and small capitalization companies. The pension plans have an 8% targeted allocation to equities of companies domiciled primarily in developed countries outside of the United States. This category includes actively managed international and domestic equity securities that are benchmarked against a variety of style indices. Fixed income investments are primarily corporate bonds of companies from diversified industries, and government securities. Alternative investments include investments in hedge funds, real estate funds, and private equity funds. The hedge funds and private equity funds are structured as multi-manager multi-strategy fund of funds to achieve a diversified position in these asset classes. The hedge funds pursue various absolute return strategies such as relative value, long-short equity, and event driven. Private equity fund strategies include mezzanine financing, buy-outs, and venture capital. The real estate investment is structured as an open-ended, commingled private real estate portfolio that invests in a diversified portfolio of assets including commercial property and multi-family housing. See Note 8 for fair value information concerning assets held by the pension plans.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The following pension benefit payments are expected to be paid:

	PNM Plan	TNMP Plan
	(In thousands)
2013	$42,186	$5,922
2014	42,979	6,189
2015	43,573	6,385
2016	44,092	5,982
2017	44,608	5,893
2018 – 2022	223,777	26,193
Due to declines in the general price levels of marketable equity securities held by the pension plans, PNM and TNMP have been making contributions to the pension plans since 2010. In January 2013, the Company made contributions to the PNM and TNMP pension plans of $60.0 million and $1.0 million. No additional contributions are required to be made in 2013. Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, contributions to the pension plan trust for 2014-2017 are estimated to total $49.1 million for PNM and none for TNMP. These anticipated contributions were developed using current funding assumptions with a discount rates of 4.8% to 5.2%. Actual amounts to be funded in the future will be dependent on the actuarial assumptions at that time, including the appropriate discount rate.
Other Postretirement Benefit Plans
For postretirement benefit plans, the APBO is the actuarial present value as of a date of all future benefits attributed under the terms of the postretirement benefit plan to employee service rendered to that date.
The following table presents information about the APBO, the fair value of plan assets, and the funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
	(In thousands)
APBO at beginning of year	$96,221	$99,486	$11,344	$12,152
Service cost	217	259	244	306
Interest cost	5,293	5,378	624	654
Participant contributions	2,266	2,206	404	281
Actuarial (gain) loss	5,008	712	2,727	(862)
Benefits paid	(9,392)	(10,315)	(1,665)	(1,187)
Plan amendments	—	(1,505)	—	—
APBO at end of year	99,613	96,221	13,678	11,344
Fair value of plan assets at beginning of year	58,776	61,749	8,303	8,596
Actual return on plan assets	9,285	2,263	1,259	262
Employer contributions	3,529	2,873	342	351
Participant contributions	2,266	2,206	404	281
Benefits paid	(9,392)	(10,315)	(1,665)	(1,187)
Fair value of plan assets at end of year	64,464	58,776	8,643	8,303
Funded status-asset (liability)	$(35,149)	$(37,445)	$(5,035)	$(3,041)

In 2011, TNMP had an actuarial gain due to changes in demographics associated with the early retirement of FCP employees. The gain was not significant and is not included in the net periodic benefit (income) cost below. The early retirement of FCP

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

employees in 2011 resulted in 100% of the TNMP plan being related to regulated operations. The following table presents pre-tax information about the PNM Plan prior service cost and net actuarial (gain) loss in AOCI as of December 31, 2012.

	PNM Plan		TNMP Plan
	December 31, 2012		December 31, 2012
	Prior service cost (credit)	Net actuarial (gain) loss	Prior service cost	Net actuarial (gain) loss
	(In thousands)
Amount in AOCI not yet recognized in net periodic benefit cost (income) at beginning of year	$(121)	$960	$—	$—
Experience loss (gain)	—	623	—	1,985
Regulatory asset (liability) adjustment	156	(1,683)	—	(1,985)
Amortization recognized in net periodic benefit cost (income)	(35)	100	—
Amounts in AOCI not yet recognized in net periodic benefit cost (income) at end of year	$—	$—	$—	$—
Amortization expected to be recognized in 2013	$—	$—	$—	$—
The following table presents the components of net periodic benefit cost:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
PNM Plan
Service cost	$217	$259	$419
Interest cost	5,293	5,378	7,650
Expected return on plan assets	(4,901)	(5,388)	(5,572)
Amortization of net (gain) loss	3,888	3,205	5,489
Amortization of prior service credit	(1,343)	(2,648)	(4,143)
Net periodic benefit cost	$3,154	$806	$3,843
TNMP Plan
Service cost	$244	$306	$289
Interest cost	624	654	711
Expected return on plan assets	(516)	(533)	(514)
Amortization of net (gain) loss	(209)	(193)	(195)
Amortization of prior service cost	57	60	60
Net periodic benefit cost	$200	$294	$351

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The following significant weighted-average assumptions were used to determine the APBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the APBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM Plan	2012	2011	2010
Discount rate for determining December 31 APBO	4.26%	5.70%	5.59%
Discount rate for determining net periodic benefit cost	5.70%	5.59%	6.42%
Expected return on plan assets	8.50%	8.50%	8.75%
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining December 31 APBO	4.26%	5.70%	5.59%
Discount rate for determining net periodic benefit cost	5.70%	5.59%	6.42%
Expected return on plan assets	6.50%	6.30%	6.70%
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate for determining the APBO was determined based on a review of long-term high-grade bonds and management’s expectations. Changes in the discount rates resulted in an increase in the PNM APBO of $13.1 million at December 31, 2012 and a decrease of $1.0 million at December 31, 2011. Changes in discount rates resulted in an increase in the TNMP APBO of $2.0 million at December 31, 2012 and a decrease of $0.1 million at December 31, 2011. Changes in claims, contributions, and demographic experience also resulted in actuarial gains in the PNM plan of $8.1 million at December 31, 2012 and actuarial losses of $1.7 million at December 31, 2011. Additionally, changes in claims, contributions, and demographic experience resulted in an actuarial loss in the TNMP plan of $0.8 million at December 31, 2012 and an actuarial gain of $0.6 million at December 31, 2011. The impacts of other changes in assumptions and experience were not significant. These changes are reflected as actuarial (gain) loss above.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the APBO. Factors that are considered include, but are not limited to, historic returns on plan assets, current market information on long-term returns (e.g., long-term bond rates), and current and target asset allocations between asset categories. The expected long-term rate of return assumption for the PNM and TNMP postretirement benefit plans compares to the actual return of 16.3% and 16.1% for the year ended December 31, 2012. If all other factors were to remain unchanged, a 1% decrease in the expected long-term rate of return would cause PNM’s and TNMP’s 2013 postretirement benefit cost to increase $0.6 million and $0.1 million (analogous changes would result from a 1% increase).
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
The following table shows the assumed health care cost trend rates:

	PNM Plan
	December 31,
	2012	2011
Health care cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The following table shows the impact of a one-percentage-point change in assumed health care cost trend rates:

	PNM Plan
	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost	$395	$(342)
Effect on APBO	$6,454	$(5,550)
The Company’s other postretirement benefit plans invest in a portfolio that is diversified by asset class and style strategies. The other postretirement benefit plans generally use the same pension fixed income and equity investment managers and utilize the same overall investment strategy as described above for the pension plans, except there is no allocation to alternative investments. The other postretirement benefit plans have a target asset allocation of 70% equities and 30% fixed income. See Note 8 for fair value information concerning assets held by the other postretirement benefit plans.
The following other postretirement benefit payments, which reflect expected future service, are expected to be paid:

	PNM Plan	TNMP Plan
	(In thousands)
2013	$6,123	$786
2014	6,327	796
2015	6,450	803
2016	6,668	823
2017	6,780	838
2018 – 2022	34,983	4,322
PNM expects to make contributions totaling $3.5 million to the PNM postretirement benefit plan in 2013. TNMP expects to make contributions totaling $0.3 million to the TNMP postretirement benefit plan in 2013.
Executive Retirement Programs
For the executive retirement programs, the following table presents information about the PBO and funded status of the plans:

	PNM Plan		TNMP Plan
	Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
	(In thousands)
PBO at beginning of year	$16,191	$17,020	$844	$884
Service cost	—	—	—	—
Interest cost	876	930	45	46
Actuarial (gain) loss	1,895	(252)	107	8
Benefits paid	(1,495)	(1,507)	(94)	(94)
PBO at end of year-funded status	17,467	16,191	902	844
Less current liability	1,452	1,436	90	89
Non-current liability	$16,015	$14,755	$812	$755

The following table presents pre-tax information about net actuarial loss in AOCI as of December 31, 2012.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

	December 31, 2012
	PNM Plan	TNMP Plan
	(In thousands)
Amount in AOCI not yet recognized in net periodic benefit cost at beginning of year	$1,354	$—
Experience loss (gain)	1,895	107
Regulatory asset (liability) adjustment	(1,216)	(107)
Amortization recognized in net periodic benefit cost (income)	36	—
Amount in AOCI not yet recognized in net periodic benefit cost at end of year	$2,069	$—
Amortization expected to be recognized in 2013	$(98)	$—
The following table presents the components of net periodic benefit:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
PNM Plan
Service cost	$—	$—	$—
Interest cost	876	930	1,053
Amortization of net loss	83	93	71
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$959	$1,023	$1,124
TNMP Plan
Service cost	$—	$—	$—
Interest cost	45	46	52
Amortization of net (gain) loss	—	—	(4)
Amortization of prior service cost	—	—	—
Net periodic benefit cost	$45	$46	$48
The following significant weighted-average assumptions were used to determine the PBO and net periodic benefit cost. Should actual experience differ from actuarial assumptions, the PBO and net periodic benefit cost would be affected.

	Year Ended December 31,
PNM Plan	2012	2011	2010
Discount rate for determining December 31 PBO	4.30%	5.67%	5.72%
Discount rate for determining net periodic benefit cost	5.67%	5.72%	6.47%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
TNMP Plan
Discount rate for determining December 31 PBO	4.19%	5.69%	5.50%
Discount rate for determining net periodic benefit cost	5.69%	5.50%	6.31%
Long-term rate of return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The assumed discount rate for determining the PBO was determined based on a review of long-term high-grade bonds and management’s expectations. The impacts of changes in assumptions or experience were not significant.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The following executive retirement plan payments, which reflect expected future service, are expected:

	PNM Plan	TNMP Plan
	(In thousands)
2013	$1,452	$92
2014	1,436	91
2015	1,418	89
2016	1,396	87
2017	1,371	85
2018 – 2022	6,340	371
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
A summary of expenses for these other retirement plans is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
PNMR
401(k) plan	$16,185	$17,000	$17,199
Non-qualified plan	$1,491	$1,931	$2,500
PNM
401(k) plan	$12,427	$12,541	$12,788
Non-qualified plan	$1,143	$1,407	$1,871
TNMP
401(k) plan	$3,739	$3,723	$3,496
Non-qualified plan	$327	$431	$478

(13)	Stock-Based Compensation Plans
PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). Although certain PNM and TNMP employees participate in the PNMR plans, PNM and TNMP do not have separate employee stock-based compensation plans. In 2011, the Company changed its approach to awarding stock-based compensation. As a result, no stock options were granted in 2011 or 2012 and awards of restricted stock increased. Certain restricted stock awards are subject to achieving performance or market targets and some also have time vesting requirements. Other awards of restricted stock are only subject to time vesting requirements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Performance Equity Plan

The PEP provides for the granting of non-qualified stock options, restricted stock rights, performance shares, performance units, and stock appreciation rights to officers, key employees, and non-employee board members. Restricted stock under the PEP refers to award of stock subject to vesting, performance, or market conditions not to shares with contractual post-vesting restrictions. Generally, the awards vest ratably over three years from the grant date of the award. However, certain awards with performance or market conditions vest upon satisfaction of those conditions and plan provisions provide that upon retirement, participants become 100% vested in stock awards. The total number of shares of PNMR common stock subject to all awards under the PEP may not exceed 12.34 million shares, subject to adjustment under certain circumstances defined in the PEP. The number of shares of PNMR common stock subject to the grant of restricted stock rights, performance shares and units and stock appreciation rights is limited to 3.24 million shares. Re-pricing of stock options is prohibited unless specific shareholder approval is obtained.
Source of Shares
The source of shares for exercised stock options and vested restricted stock is shares acquired on the open market by an independent agent, rather than newly issued shares.
Accounting for Stock Awards

The stock-based compensation expense related to stock options and restricted stock awards without performance or market conditions is amortized to compensation expense over the requisite vesting period, which is generally three years. However, compensation expense for stock options and restricted stock awards to participants that are retirement eligible on the grant date is recognized immediately at the grant date and is not amortized. Compensation expense for performance-based shares is recognized ratably over the performance period and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees remain with the Company during the period.
Total compensation expense for stock-based payment arrangements recognized by PNMR for the years ended December 31, 2012, 2011, and 2010 was $3.6 million, $6.2 million, and $2.2 million. Stock compensation expense of $2.7 million, $4.3 million, and $1.5 million was charged to PNM and $1.0 million, $1.4 million, and $0.4 million was charged to TNMP.

PNMR receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options, and a tax deduction for the value of restricted stock at the vesting date.
At December 31, 2012, PNMR had less than $0.1 million of unrecognized compensation expense related to stock options. Unrecognized compensation expense related to restricted stock and performance-based shares of $1.8 million is expected to be recognized over 1.7 years. Unrecognized compensation expense related to market-based shares of $2.0 million is expected to be recognized over 1.8 years.
The Company uses the Black Scholes option pricing model to estimate the fair value of stock option awards based on multiple factors, including historical exercise patterns of employees in relatively homogenous groups with respect to exercise and post-vesting employment termination behaviors, expected exercising patterns for these same homogenous groups, and both the implied and historical volatility of PNMR's stock price. The grant date fair value for restricted stock and stock awards with Company internal performance targets is determined based on the market price of PNMR common stock on the date of the agreements reduced by the present value of future dividends, which will not be received prior to vesting, applied to the total number of shares that are anticipated to vest, although the number of performance shares that ultimately vest cannot be determined until after the performance periods end. The grant date fair value of stock awards with market targets is determined using Monte Carlo simulation models, which provide grant date fair values that include an expectation of the number of shares to vest.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Year Ended December 31,
Stock Options	2012	2011	2010
Dividend yield	—%	—%	4.09%
Expected volatility	—%	—%	41.55%
Risk-free interest rates	—%	—%	2.13%
Expected life (years)	—	—	4.6

Restricted Shares and Performance-Based Shares
Expected quarterly dividends per share	$0.145	$0.125	$0.125
Risk-free interest rate	1.22%	1.35%	1.49%

Market-Based Shares
Dividend yield	3.45%	—	—
Expected volatility	43.98%	—	—
Risk-free interest rate	1.04%	—	—

The following table summarizes activity in stock options and restricted stock awards, including performance-based and market-based shares:

	Stock Option Shares	Weighted Average Exercise Price	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	3,202,229	$18.95	418,730	$12.36
Granted	—	$—	320,597	$16.75
Exercised	(906,850)	$12.88	(375,402)	$13.58
Forfeited	(7,434)	$12.22	(10,203)	$12.88
Expired	(295,245)	$25.82	—	—
Outstanding at December 31, 2012	1,992,700	$20.72	353,722	14.03

Included as granted and exercised in the above table are 42,768 restricted stock shares that were based on achieving performance targets for the 2009 through 2011 period. The Board approved these shares at maximum levels in March 2012. Also included as granted and exercised in the table above are 117,174 restricted stock shares that were based upon achieving performance or market targets for 2011. The Board approved these shares in March 2012, including the performance-based shares at near maximum levels.

PNMR has unvested restricted share agreements that provide for performance and market targets through 2014. Excluded from the above table are 100,961 shares for the targets based on 2012 performance, as well as maximums of 188,129 and 198,992 shares for periods ending in 2013 and 2014 that would be awarded if all performance and market criteria are achieved and all executives remain eligible.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

In March 2012, the Company entered into a retention award agreement with its Chairman, President, and Chief Executive Officer under which she would receive 135,000 shares of PNMR's common stock if the Company meets specific market targets at the end of 2016 and she remains an employee of the Company. If the Company achieves specific market targets at the end of 2014 and she remains an employee of the Company, she would receive 35,000 of the total shares at that time. The retention award was made under the PEP and was approved by the Board on February 28, 2012. The above tables do not include any restricted stock shares under the retention award agreement.

At December 31, 2012, the aggregate intrinsic value of stock options outstanding and exercisable was $7.2 million and $6.1 million with weighted-average remaining contract lives of 4.21 and 3.99. At December 31, 2012, the exercise price of 1,214,365 outstanding stock options is greater than the closing price of PNMR common stock on that date so those options have no intrinsic value.
The following table provides additional information concerning stock options, and restricted stock activity including performance-based and market-based shares:

	Year Ended December 31,
Stock Options	2012	2011	2010
Weighted-average grant date fair value of options granted	$—	$—	$3.05
Total fair value of options that vested (in thousands)	$6,787	$1,189	$1,393
Total intrinsic value of options exercised (in thousands)	$6,356	$2,616	$525

Restricted Stock
Weighted-average grant date fair value	$16.75	$13.79	$9.26
Total fair value of restricted shares that vested (in thousands)	$5,099	$1,240	$1,365

(14)	Construction Program and Jointly-Owned Electric Generating Plants
PNMR’s construction expenditures for 2012 were $308.9 million. PNM’s construction expenditures for 2012 were $196.8 million, including expenditures on jointly-owned projects. TNMP does not participate in the ownership or operation of any generating plants, but incurred construction expenditures of $93.0 million during 2012.

Joint Projects

Under the agreements for the jointly-owned projects, PNM has an undivided interest in each asset and liability of the project and records its pro-rata share of each item in the corresponding asset and liability account on PNM’s Consolidated Balance Sheets. Likewise, PNM records its pro-rata share of each item of operating and maintenance expenses for its jointly-owned plants within the corresponding operating expense account in its Consolidated Statements of Earnings. PNM is responsible for financing its share of the capital and operating costs of the joint projects.
At December 31, 2012, PNM’s interests and investments in jointly-owned generating facilities are:

Station (Fuel Type)	Plant in Service	Accumulated Depreciation	Construction Work in Progress	Composite Interest
	(In thousands)
SJGS (Coal)	$978,575	$(401,866)	$19,144	46.30%
PVNGS (Nuclear) (1)	$489,425	$(132,781)	$41,134	10.20%
Four Corners Units 4 and 5 (Coal)	$152,873	$(100,010)	$5,988	13.00%
Luna (Gas)	$62,778	$(15,195)	$117	33.33%

(1)	Includes interest in PVNGS Unit 3, interest in common facilities for all PVNGS units, and owned interests in PVNGS Units 1 and 2.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

San Juan Generating Station
PNM operates and jointly owns the SJGS. SJGS Units 1 and 2 are owned on a 50% shared basis with Tucson. SJGS Unit 3 is owned 50% by PNM, 41.8% by SCPPA, and 8.2% by Tri-State. SJGS Unit 4 is owned 38.457% by PNM, 28.8% by M-S-R Public Power Agency, 10.04% by the City of Anaheim, California, 8.475% by the City of Farmington, New Mexico, 7.2% by the County of Los Alamos, New Mexico, and 7.028% by UAMPS. See Note 16 for additional information about SJGS.
Palo Verde Nuclear Generating Station
PNM is a participant in the three units of PVNGS, also known as the Arizona Nuclear Power Project, with APS (the operating agent), SRP, EPE, SCE, SCPPA, and The Department of Water and Power of the City of Los Angeles. PNM has a 10.2% undivided interest in PVNGS, with portions of its interests in Units 1 and 2 held under leases. See Note 7 for additional information concerning the PVNGS leases.
Operation of each of the three PVNGS units requires an operating license from the NRC. The NRC issued full power operating licenses for Unit 1 in June 1985, Unit 2 in April 1986, and Unit 3 in November 1987. The full power operating licenses were originally for a period of 40 years and authorize APS, as operating agent for PVNGS, to operate the three PVNGS units. On April 21, 2011, the NRC approved extensions in the operating licenses for the plants for 20 years through June 2045 for Unit 1, April 2046 for Unit 2, and November 2047 for Unit 3. In April 2010, APS entered into a Municipal Effluent Purchase and Sale Agreement that provides effluent water rights necessary for cooling purposes at PVNGS through 2050.
Four Corners Power Plant
PNM is a participant in two units of Four Corners with APS (the operating agent), EPE, SRP, SCE, and Tucson. PNM has a 13.0% undivided interest in Units 4 and 5 of Four Corners. The Four Corners plant site is leased from the Navajo Nation and is also subject to an easement from the federal government. APS, on behalf of the Four Corners participants, has negotiated amendments to an existing facility lease with the Navajo Nation which would extend the Four Corners leasehold interest to 2041. The amendments have been approved by the Navajo Nation Council and signed by the Nation’s President. The effectiveness of the amendments also requires the approval of the DOI, as does a related federal rights-of-way grant which the Four Corners participants will pursue. A federal environmental review will be conducted as part of the DOI review process. See Note 16 for additional information about Four Corners.
Luna Energy Facility
Luna is a combined-cycle power plant near Deming, New Mexico. Luna is owned 33.33% by PNM, 33.3% by Tucson and 33.3% by Freeport McMoran. The operation and maintenance of the facility has been contracted to North American Energy Services.
Construction Program
The Company anticipates making substantial capital expenditures for the construction and acquisition of utility plant and other property and equipment. A summary of the budgeted construction expenditures, including expenditures for jointly-owned projects, and nuclear fuel, is as follows:

	2013	2014	2015	2016	2017	Total
			(In millions)
PNM	$274.0	$287.2	$310.1	$196.7	$174.5	$1,242.5
TNMP	84.0	97.5	105.6	90.5	92.7	470.3
Corporate and Other	14.8	13.8	13.8	13.4	13.3	69.1
Total PNMR	$372.8	$398.5	$429.5	$300.6	$280.5	$1,781.9

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources needed to meet needs outlined in PNM's current IRP, and environmental upgrades at Four Corners of $71.9 million estimated to be expended through 2017. The construction expenditures above do not include any amounts for environmental upgrades at SJGS that ultimately may be required by EPA to address regional haze (Note 16) or expenditures that could be required to replace capacity should environmental control at SJGS involve shutdown of one or more SJGS units.

(15)	Asset Retirement Obligations
The ARO is recorded based on the determination of underlying assumptions, such as discount rates, estimates of the future costs for decommissioning, and the timing of the removal activities to be performed. Any changes in these assumptions underlying the required calculations may require revisions to the estimated ARO when identified. A reconciliation of ARO is as follows:

	PNMR	PNM	TNMP
	(In thousands)
Liability at December 31, 2009	$70,963	$70,099	$771
Liabilities incurred	532	531	—
Liabilities settled	(603)	(413)	(190)
Accretion expense	6,019	5,945	67
Revisions to estimated cash flows (1)	(274)	(274)	—
Liability at December 31, 2010	76,637	75,888	648
Liabilities incurred	60	60	—
Liabilities settled	(4)	—	(4)
Accretion expense	6,114	6,051	55
Revisions to estimated cash flows (1)	(3,574)	(3,574)	—
Liability at December 31, 2011	79,233	78,425	699
Liabilities incurred	—	—	—
Liabilities settled	(25)	—	(25)
Accretion expense	6,685	6,617	58
Liability at December 31, 2012	$85,893	$85,042	$732

(1)
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

Overview
There are various claims and lawsuits pending against the Company. The Company is also subject to federal, state, and local environmental laws and regulations and periodically participates in the investigation and remediation of various sites. In addition, the Company occasionally enters into financial commitments in connection with its business operations. The Company is also involved in various legal and regulatory (Note 17) proceedings in the normal course of its business. It is not possible at this time for the Company to determine fully the effect of all litigation and other legal and regulatory proceedings on its financial position, results of operations, or cash flows.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

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

Commitments and Contingencies Related to the Environment

PVNGS Decommissioning Funding

PNM has a program for funding its share of decommissioning costs for PVNGS, including portions held under leases. The nuclear decommissioning funding program is invested in equities and fixed income instruments in qualified and non-qualified trusts. PNM funded $2.6 million, $2.6 million, and $3.0 million for the years ended December 31, 2012, 2011, and 2010 into the qualified and non-qualified trust funds. The estimated market value of the trusts at December 31, 2012 and 2011 was $189.0 million and $168.9 million.

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance under the contract. In November 1997, the D.C. Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE's delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. APS pursued a damages claim for costs incurred through December 2006. In June 2010, the court awarded the PVNGS owners $30.2 million. PNM's $3.1 million share of this amount was recorded in 2010 as a $2.1 million reduction of cost of energy and a $1.0 million reduction of utility plant. As part of the 2010 Electric Rate Case, the NMPRC ordered PNM to refund $1.3 million of the DOE settlement to customers, which was recorded as a regulatory disallowance in 2011.  See Note 17. APS filed a subsequent lawsuit against DOE in the Court of Federal Claims on December 19, 2012. The lawsuit alleges that from January 1, 2007, through June 30, 2011, APS, as a co-owner of PVNGS, incurred additional damages due to DOE's continuing failure to remove spent nuclear fuel and high level waste from PVNGS. PNM is unable to predict the outcome of this matter. PNM estimates that it will incur approximately $42.8 million (in 2010 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At December 31, 2012 and 2011, PNM had a liability for interim storage costs of $13.9 million and $14.5 million included in other deferred credits.

On June 8, 2012, the D.C. Circuit issued its decision on a challenge by several states and environmental groups of the NRC's rulemaking regarding temporary storage and permanent disposal of high-level nuclear waste and spent nuclear fuel. The petitioners had challenged the NRC's 2010 update to the agency's Waste Confidence Decision. The D.C. Circuit found that the agency's 2010 Waste Confidence Decision update constituted a major federal action, which requires either an environmental impact statement or a finding of no significant impact from the agency's actions. The D.C. Circuit found that the NRC's evaluation of the environmental risks from spent nuclear was deficient, and therefore remanded the 2010 Waste Confidence Decision update for further action. In September 2012, the NRC issued a directive to its staff to proceed with development of a generic environmental impact statement to support an updated Waste Confidence Decision within 24 months. PNM is unable to predict the impact that the decision may have on the operation of PVNGS.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

The Clean Air Act

Regional Haze

In 1999, EPA developed a regional haze program and regional haze rules under the CAA. The rule directs each of the 50 states to address regional haze. Pursuant to the CAA, states have the primary role to regulate visibility requirements by promulgating SIPs. States are required to establish goals for improving visibility in national parks and wilderness areas (also known as Class I areas) and to develop long-term strategies for reducing emissions of air pollutants that cause visibility impairment in their own states and for preventing degradation in other states. States must establish a series of interim goals to ensure continued progress. The first planning period specifies setting reasonable progress goals for improving visibility in Class I areas by the year 2018. In July 2005, the EPA promulgated its final regional haze rule guidelines for states to conduct BART determinations for certain covered facilities, including utility boilers, built between 1962 and 1977 that have the potential to emit more than 250 tons per year of visibility impairing pollution. If it is demonstrated that the emissions from these sources cause or contribute to visibility impairment in any Class I area, then BART must be installed by 2018.

SJGS
SJGS is a source that is subject to the statutory obligations of the CAA to reduce visibility impacts. The State of New Mexico submitted its SIP on the regional haze and interstate transport elements of the visibility rules for review by EPA in June 2011. The SIP found that BART to reduce NOx emissions from SJGS is selective non-catalytic reduction technology (“SNCR”). Nevertheless, in August 2011, EPA published its FIP, stating that it was required to do so by virtue of a consent decree it had entered into with an environmental group in litigation concerning the interstate transport requirements of the CAA. The FIP included a regional haze BART determination for SJGS that requires installation of selective catalytic reduction technology (“SCR”) with stringent NOx emission limits on all four units by September 21, 2016.

 PNM, the Governor of New Mexico, and NMED petitioned the Tenth Circuit to review EPA's decision and requested EPA to reconsider its decision. The Tenth Circuit denied petitions to stay the effective date of the rule on March 1, 2012. These parties have also formally asked EPA to stay the effective date of the rule. Several environmental groups have intervened in support of EPA. WEG also filed an action to challenge EPA's rule in the Tenth Circuit, seeking to shorten its compliance period from five years to three years and PNM has intervened in this action. Oral arguments on the merits of the FIP challenges were held in October 2012 in the Tenth Circuit. In accordance with the court's order, the parties have filed supplemental information. No decision has been announced and there is no deadline for a court decision.

In litigation involving several environmental groups, the United States District Court for the District of Columbia entered a consent decree, which, as amended, required EPA to issue a final rulemaking by November 15, 2012. EPA approved of all components of the SIP, except for the BART determination for SJGS. With respect to that element of the SIP, EPA determined that with the FIP in place, it had met its obligation under the consent decree.
In April 2012, a letter from two of the five Commissioners of the NMPRC to the Governor of New Mexico and the New Mexico congressional delegation asked that the parties to the litigation join to ask EPA to stay both the FIP and the litigation and to consider a “third alternative” to the FIP and the SIP.  They suggested that the third alternative be retiring one or more of the existing coal-fired units at SJGS and replacing that capacity with gas-fired generation.  In April 2012, the Governor of New Mexico requested that EPA stay the FIP and requested that PNM develop viable alternatives to the FIP, to which PNM agreed. EPA issued administrative stays of the FIP through late November 2012. Although the stays purported to stay the effectiveness of the FIP, they did not alter future compliance requirements of the FIP, including the September 21, 2016 compliance deadline in the FIP.
In accordance with the Governor's request, PNM engaged in discussions with NMED, EPA, and other stakeholders regarding an alternative to the FIP and SIP. PNM supported that process and advocated for alternatives that would cost consumers less than the FIP while also achieving environmental benefits and considering economic impact to New Mexico. In September 2012, the NMED proposed an alternative to EPA suggesting the closure of Units 1 and 2 at SJGS and the installation of SNCRs on Units 3 and 4 by the end of 2017. NMED also suggested replacement of a portion of PNM's share of the capacity from the two closed units with gas-fired generation. EPA did not accept the proposal, but discussions among PNM, NMED, and EPA continued.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

On February 15, 2013, PNM, NMED, and EPA agreed to pursue a revised plan that could provide a new BART path to comply with federal visibility rules at SJGS. The terms of the non-binding agreement would result in the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by the later of January 31, 2016 or 15 months after EPA approval of a revised SIP. Under this plan, NMED would develop a revised SIP and submit it to the EIB for approval. Upon approval by EIB, the revised SIP would be submitted to EPA for approval. EIB approval is projected for late October 2013, with EPA action in late 2014. NMPRC approval of the retirement of SJGS Units 2 and 3 and plans to acquire replacement power would also be part of implementation.
Contemporaneously with the signing of the non-binding agreement, EPA indicated in writing that if the terms agreed to do not move forward due to circumstances outside of the control of PNM and NMED, EPA will work with the state and PNM to create a reasonable FIP compliance schedule to reflect the time used to develop the new state plan. PNM is also exploring potential additional areas of relief, including relief from the Tenth Circuit.
In connection with the implementation of the plan, retirement of SJGS Units 2 and 3 could result in shifts in ownership among SJGS owners as may be agreed upon by the owners of the affected units. Owners of the affected units also may seek approvals of their utility commissions or governing boards.
This plan primarily focuses on how SJGS would meet the regional haze rule, but also includes that PNM would build a natural gas plant in the Four Corners region to partially replace the capacity from the retired coal units. Detailed replacement power strategies also would be finalized.  PNM believes adequate replacement power alternatives will be available to meet its generation needs and ensure reliability.
On February 25, 2013, the parties filed their status reports with the Tenth Circuit.  To demonstrate that progress has been made toward settling the Tenth Circuit litigation, information, including the non-binding agreement and its accompanying timeline, was submitted to the Tenth Circuit. Following the parties' submission of their status reports, on February 28, 2013, the Tenth Circuit referred the litigation to the Tenth Circuit Mediation Office, which has authority to require the parties to attend mediation conferences to informally resolve issues in the pending appeals.
Because the unchanged compliance deadline of the FIP required PNM to continue to take steps to commence installation of SCRs at SJGS, PNM entered into a contract in October 2012 with an engineering, procurement, and construction contractor to install SCRs on behalf of the SJGS owners. The construction contract, which includes termination provisions in the event that SCRs are determined in the future to be unnecessary, has been suspended through November 1, 2014. PNM estimated the total cost to install SCRs on all four units of SJGS to be between approximately $824 million and $910 million, which amounts include costs for construction management, gross receipts taxes, AFUDC, and other PNM costs, although final costs would be refined through an “open book” subcontractor bidding process. The costs for the project to install SCRs would encompass installation of technology to comply with the NAAQS requirements described below.
PNM previously indicated it estimated the cost of SNCRs on all four units of SJGS to be between approximately $85 million and $90 million based on a conceptual design study. If SNCRs are installed at SJGS, additional equipment would be required to be installed to meet the NAAQS requirements described below, the cost of which had been estimated to total between approximately $105 million and $110 million for all four units of SJGS. The estimates for SNCRs and the NAAQS requirements include gross receipts taxes, AFUDC, and other PNM costs.

PNM is in the process of developing estimates of the costs to implement the February 15, 2013 plan described above, but has not completed that process. Based upon its current SJGS ownership interest, PNM's share under either SCRs or SNCRs would be about 46.3%. Operating costs would also increase with the installation of either SCRs or SNCRs.

PNM can provide no assurance that the requirements of the plan agreed to on February 15, 2013 will be accomplished at all or within the required timeframes. PNM is unable to predict the ultimate outcome of these matters or what, if any, additional pollution control equipment will be required at SJGS. If additional equipment is necessary and/or final requirements result in additional operating costs being incurred, PNM believes that its access to the capital markets is sufficient to be able to finance the installation. It is possible that requirements to comply with the CAA, combined with the financial impact of possible future climate change regulation or legislation, if any, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability of individual participants to continue participation in the plant.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

Four Corners

On August 6, 2012, the EPA issued its final BART determination for Four Corners. The rule includes two compliance alternatives. The first emission control strategy finalized by the EPA would require the installation of post-combustion controls on each of Units 1-5 at Four Corners to reduce NOx emissions. Under the second emission control alternative, the owners of Four Corners would have the option to close permanently Units 1-3 by January 1, 2014 and install post-combustion NOx controls on each of Units 4 and 5 by July 31, 2018. For particulate matter emissions, EPA is requiring Units 4 and 5 to meet an emission limit of 0.015 lb/MMBTU and the plant to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses. Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners' coal and material handling operations. The Four Corners participants have until July 1, 2013 to notify the EPA of which emission control strategy Four Corners will follow.

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
PNM is continuing to evaluate the impacts of EPA's BART determination for Four Corners. PNM estimates its share of costs to be up to $75.4 million for post-combustion controls at Four Corners Units 4 and 5, including PNM's AFUDC. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred. PNM has no ownership interest in Four Corners Units 1, 2, and 3. PNM is unable to predict the ultimate outcome of this matter.

SCE, a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at Four Corners. APS and SCE entered into an asset purchase agreement, providing for the purchase by APS of SCE's 48% interest in each of Units 4 and 5 of Four Corners. The principal remaining condition to closing is the negotiation and execution of a new coal supply contract for Four Corners on terms reasonably acceptable to APS. APS has announced that, if APS's purchase of SCE's interests in Units 4 and 5 at Four Corners is consummated, it will shutdown Units 1, 2, and 3 at the plant.
Four Corners BART FIP Challenge
On October 22, 2012, WEG filed a petition for review in the Ninth Circuit challenging the Four Corners BART FIP.  In its petition, WEG allege that the final BART rule results in more air pollution being emitted into the air than allowed by law and that EPA failed to follow the requirements of the ESA.  APS intervened in this matter and filed a motion to dismiss this lawsuit for improper venue. PNM cannot currently predict the outcome of this matter or the range of its potential impact.

WildEarth Guardians' Petition for Review of EPA's Approval of New Mexico Regional Haze SIP

On December 27, 2012, WEG filed a petition for review in the Tenth Circuit challenging the SO2 and particulate matter emissions elements of EPA's approval of New Mexico's Regional Haze SIP.  PNM and NMED have intervened in this matter. PNM is continuing to evaluate the impacts of WEG' challenge to EPA's approval of this SIP. PNM is unable to predict the ultimate outcome of this matter.
SJGS Operating Permit Challenge
On February 16, 2012, EPA issued its response to a WEG petition objecting to SJGS's operating permit granted by the NMED in January 2011. In its order, EPA required NMED to provide clarification on several of the matters raised by WEG.  EPA's order in this matter does not constitute a finding that the plant has violated any provision of the CAA or that it has violated any emission limits.
In August 2012, NMED issued a response to the EPA order stating that SJGS's operating permit would be reopened to make certain modifications to the permit. NMED issued a public notice regarding proposed modifications to the SJGS operating permit on September 19, 2012 and issued a revised operating permit on November 26, 2012. The revised permit includes changes to the SO2 and particulate matter emission limits that were previously incorporated into the SJGS NSR permit. In addition, the revised permit requires PNM to submit a compliance plan to address carbon monoxide (“CO”) emissions increases at SJGS Unit

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

2. The compliance plan must be submitted in May 2013 and requires that SJGS submit either a PSD permit application including BACT analysis for CO emissions from Unit 2 or a PSD avoidance permit application that limits net CO emissions increases below the CO PSD threshold of 100 tons per year. PNM will comply with NMED's proposal and does not believe it will have a material impact.

National Ambient Air Quality Standards (“NAAQS”)
The CAA requires EPA to set NAAQS for pollutants considered harmful to public health and the environment. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS. EPA has issued draft guidance on how to determine whether areas in a state comply with the new 1-hour SO2 NAAQS and announced that it will publish further guidance or initiate rulemaking on these matters.  Although the determination process has not been finalized, PNM believes that compliance with the 1-hour SO2 standard may require operational changes and/or equipment modifications at SJGS. On April 6, 2012, PNM filed an application for an amendment to its air permit for SJGS, which would be required for the installation of either SCRs or SNCRs described above. In addition, this application included a proposal by PNM to install equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These modifications would help SJGS meet the NAAQS. It is anticipated that this technology would be installed at the same time as the installation of regional haze BART controls, in order to most efficiently and cost effectively conduct construction activities at SJGS. The cost of this technology is dependent upon the type of control technology that is ultimately determined to be NOx BART at SJGS. See “Regional Haze - SJGS” above.

EPA finalized revisions to its NAAQS for fine particulate matter on December 14, 2012. PNM is currently evaluating the impact of the revised standard on SJGS and its operations.

In January 2010, EPA announced it would strengthen the 8-hour ozone standard by setting a new standard in a range of 0.060-0.070 parts per million. Work is underway to reconsider the ozone standard, with proposed revisions expected in the fall of 2013 and a final standard published by 2014.  Depending upon where the standard for ozone is set, San Juan County, where SJGS is situated, could be designated as not attaining the standard for ozone. If that were to occur, NMED would have responsibility for bringing the county into compliance and would look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. As a result, SJGS could be required to install further NOx controls to meet a new ozone NAAQS. In addition, other counties in New Mexico, including Bernalillo County, may be designated as non-attainment. PNM cannot predict the outcome of this matter, the impact of other potential environmental mitigations, or if additional NOx controls would be required as a result of ozone non-attainment designation.
Citizen Suit Under the Clean Air Act
The operations of the SJGS are covered by a Consent Decree with the Grand Canyon Trust and Sierra Club and with the NMED that includes stipulated penalties for non-compliance with specified emissions limits. Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS's emissions performance. In May 2011, PNM entered into an agreement with NMED and the plaintiffs to resolve a dispute over the applicable NOx emission limits under the Consent Decree. Under the agreement, so long as the NOx emissions limits imposed under the EPA FIP and the New Mexico SIP meet a specified emissions limit, and PNM does not challenge these limits, the parties' dispute is deemed settled.
In May 2010, PNM filed a petition with the federal district court seeking a judicial determination on a dispute relating to PNM's mercury controls. NMED and plaintiffs seek to require PNM to implement additional mercury controls. PNM estimates the implementation would increase annual mercury control costs for the entire station, which are currently $0.6 million, to a total of $6.1 million. The court appointed a special master to evaluate the technical arguments in the case and to address the detection and determination limits of the mercury monitors at SJGS and the appropriate brominated activated carbon injection rate that maximizes the reduction of mercury emissions from SJGS.  The special master issued a report indicating he was unable to make a determination on either of these issues.  In September 2012, PNM submitted objections to certain portions of the special master report and requested an evidentiary hearing. Also in September 2012, NMED and plaintiffs filed a motion asking the court to affirm certain findings in the special master report and order PNM to conduct additional mercury testing. PNM cannot predict the outcome of this matter.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

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

Four Corners New Source Review
EarthJustice filed a lawsuit in October 2011 in the United States District Court for New Mexico against APS and the other Four Corners participants, which as amended, alleges violations of the PSD provisions of the CAA and NSPS violations. Among other things, the plaintiffs seek to have the court enjoin operations at Four Corners until it obtains any required PSD permits and complies with the NSPS. The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project. In April 2012, the Four Corners participants, including PNM, filed motions to dismiss the complaint. PNM cannot currently predict the outcome of this matter or the range of its potential impact.
Endangered Species Act
In January 2011, the Center for Biological Diversity, Diné Citizens Against Ruining Our Environment, and San Juan Citizens Alliance filed a lawsuit in the United States District Court for the District of Colorado against the OSM and the DOI, alleging that OSM failed to engage in mandatory ESA consultation with the United States Fish and Wildlife Service prior to authorizing the renewal of an operating permit for the mine that serves Four Corners.  The lawsuit alleges that activities at the mine, including mining and the disposal of coal combustion residue, will adversely affect several endangered species and their critical habitats.  The lawsuit requested the court to vacate and remand the mining permit and enjoin all activities carried out under the permit until OSM has complied with the ESA.  Neither PNM nor APS was a party to the lawsuit. On March 14, 2012, the Court entered an order dismissing the plaintiffs' lawsuit without prejudice. On May 14, 2012, the plaintiffs appealed the Court's order to the Tenth Circuit.
On March 19, 2012, Diné Citizens Against Ruining Our Environment, Black Mesa Water Coalition, Toh Nizhoni Ani, San Juan Citizens Alliance, and Center for Biological Diversity sent EPA a NOI to file a lawsuit in federal district court on or after May 18, 2012 if EPA fails to take certain actions allegedly required under the ESA to ensure that operations at Four Corners do not jeopardize the continued existence of endangered or threatened species or their critical habitat and to carry out programs for the conservation of listed species.  APS is currently evaluating the NOI to determine its potential impact on Four Corners and will continue to monitor any developments.  PNM cannot predict the outcome of this matter.
Cooling Water Intake Structures
EPA issued its proposed cooling water intake structures rule in April 2011, which would provide national standards for certain cooling water intake structures at existing power plants and other facilities under the Clean Water Act to protect fish and other aquatic organisms by minimizing impingement mortality (the capture of aquatic wildlife on intake structures or against screens) and entrainment mortality (the capture of fish or shellfish in water flow entering and passing through intake structures).

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

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
The Superfund Oversight Section of the NMED has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station. In February 2008, a NMED site inspection report was submitted to EPA, which states that neither the source nor extent of contamination has been determined and also states that the source may not be the former Santa Fe Generating Station. The NMED investigation is ongoing. In January 2013, NMED notified PNM that monitoring results from April 2012 showed elevated concentrations of nitrate in three monitoring wells and an increase in a hydrocarbon mixture in another well. None of these wells are routinely monitored as part of PNM's obligations under the settlement agreement. PNM is unable to predict the outcome of this matter, but does not believe the former generating station is the source of the nitrates or the increased levels of the hydrocarbon mixture.
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
On April 5, 2012, several environmental groups, including Sierra Club, filed a citizen suit in the D.C. Circuit claiming that EPA has failed to review and revise RCRA's regulations with respect to CCBs. The groups allege that EPA has already determined that revisions to the CCBs regulations are necessary. They also claim that EPA now has a non-discretionary duty to revise the regulations. The environmental groups asked the court to direct EPA to complete its review of the regulation of CCBs

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

and a hazardous waste analytical procedure and to issue necessary revisions of such regulations as soon as possible. Two industry group members subsequently filed separate lawsuits in the D.C. Circuit seeking to ensure that disposal of coal ash would not be regulated as a hazardous waste. The environmental and industry lawsuits have been consolidated.

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

Sierra Club Allegations
In April 2010, the Sierra Club filed suit against PNMR, PNM, SJCC, and BHP in the United States District Court for the District of New Mexico. In the complaint, as amended, Sierra Club alleged that activities at SJGS and the San Juan Mine were causing imminent and substantial harm to the environment, including ground and surface water in the region, and that placement of CCBs at the San Juan Mine constituted "open dumping" in violation of RCRA.  The suit also includes claims against SJCC and BHP under the Surface Mine Control and Reclamation Act. The complaint requested judgment for injunctive relief, payment of civil penalties, and an award of plaintiffs' attorney's fees and costs.
On March 28, 2012, the parties filed an executed consent decree with the court, which was approved by the court on April 12, 2012, settling the litigation. Under the terms of the consent decree, the SJGS owners and SJCC will construct and operate a slurry wall and recovery trench, fund other environmental projects, and pay Sierra Club's attorneys' and experts' fees. The total estimated cost of the settlement is $10.2 million, of which about $4.5 million is PNM's share. Substantially all of the income statement impact related to this settlement was recorded in 2011. The consent decree also includes a release of claims and a covenant not to sue by Sierra Club. PNM is complying with the requirements of the consent decree.

Hazardous Air Pollutants (“HAPs”) Rulemaking

In December 2011, the EPA issued its final Mercury and Air Toxics Standards (“MATS”) to reduce emissions of heavy metals, including mercury, arsenic, chromium, and nickel, as well as acid gases, including hydrochloric and hydrofluoric gases, from coal and oil-fired electric generating units with a capacity of at least 25 MW. Existing facilities will generally have up to four years to demonstrate compliance with the new rule. PNM's assessment of MATS indicates that the control equipment currently used at SJGS allows the plant to meet the emission standards set forth in the rule although the plant may be required to install additional monitoring equipment. With regard to mercury, stack testing performed for EPA during the MATS rulemaking process showed that SJGS achieved a mercury removal rate of 99% or greater. APS will conduct testing to determine what additional controls, if any, will be required at Four Corners. If additional controls are required, the costs are not expected to be material.

Other Commitments and Contingencies
Coal Supply
The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At December 31, 2012 and 2011, prepayments for coal, which are included in other current assets, amounted to $9.9 million and $14.6 million. These amounts reflect delivery of a portion of the prepaid coal and its utilization due to the mine fire incident described below. SJCC holds certain federal, state, and private coal leases and has an underground coal sales agreement to supply processed coal for operation of SJGS through 2017. Under the coal sales agreement, SJCC is reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. The coal agreement contemplates the delivery of coal that would supply substantially all the requirements of the SJGS through December 31, 2017.
APS purchases all of Four Corners' coal requirements from a supplier that is also a subsidiary of BHP and has a long-term lease of coal reserves with the Navajo Nation. The Four Corners coal contract runs through July 6, 2016 with pricing determined using an escalating base-price. In December 2012, BHP announced that it has entered into a Memorandum of Understanding with the Navajo Nation setting out the key terms under which the coal supplier would be sold to the Navajo Nation. The BHP subsidiary

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

would be retained as the mine manager and operator until July 2016. Key terms of the new coal supply contract are being finalized by the Navajo Nation and the Four Corners owners. As a result of this proposed change in ownership, APS now expects that a new coal supply contract would be executed upon completion of negotiations and following the endorsement of the transfer of ownership to a new Navajo Nation commercial enterprise to be established by the Navajo Nation Tribal Council. The decision of the Tribal Council is currently expected to occur in the second quarter of 2013. PNM is unable to predict the outcome of this matter.
In 2010, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. The estimate for decommissioning the Four Corners mine was also revised in 2010. Based on the most recent estimates, remaining payments for mine reclamation, in future dollars, are estimated to be $61.4 million for the surface mines at both SJGS and Four Corners and $19.7 million for the underground mine at SJGS as of December 31, 2012. At December 31, 2012 and 2011, liabilities, in current dollars, of $26.8 million and $26.5 million for surface mine reclamation and $4.2 million and $4.2 million for underground mine reclamation were recorded in other deferred credits. On June 1, 2012, the SJGS owners entered into a trust funds agreement to provide funding to compensate SJCC for post-term reclamation obligations under the coal sales agreement. The trust funds agreement requires each owner to enter into an individual trust agreement with a financial institution as trustee, create an irrevocable trust, and deposit initial funding into the trust by August 30, 2012. Thereafter, deposits, which are based on funding curves, must be made on an annual basis. PNM made its initial funding requirement of $2.6 million in August 2012 and funded an additional $1.0 million in December 2012. Future funding requirements are currently expected to approximate $0.8 million annually.
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
The costs of the mine recovery flow through the cost-reimbursable component of the coal supply agreement. PNM anticipates that it will recover through its FPPAC the portion of such costs attributable to its customers subject to New Mexico regulation. The staff of the NMPRC has requested that PNM provide information segregating the impacts of this incident on the FPPAC. PNM's filings with the NMPRC reflect an estimate that this incident increased the deferral under the FPPAC by $21.6 million. SJCC has submitted an insurance claim regarding the costs it incurred due to the mine fire. Any recovery obtained by SJCC through its insurance carrier may be reimbursable (in whole or in part) to PNM through the coal sales agreement. Any insurance recovery would be flowed through PNM's FPPAC to the extent it relates to increased coal costs included in the FPPAC. The potential impacts of any insurance settlement cannot be determined at the current time. Based on information PNM has received from SJCC to date, PNM does not expect the mine fire to have a material effect on its financial condition, results of operations, or cash flows.
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
December 31, 2012, 2011 and 2010

on nuclear fuel supplies as a result of the force majeure declaration. The PVNGS participants are evaluating alternate long-term options for securing conversion services.

PVNGS Liability and Insurance Matters
Liability for incidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with the Price-Anderson Act, the PVNGS participants have insurance for public liability exposure for a nuclear incident totaling $12.6 billion per occurrence. Commercial insurance carriers provide $375 million and $12.2 billion is provided through a mandatory industry wide retrospective assessment program. If losses at any nuclear power plant covered by the program exceed the accumulated funds, PNM could be assessed retrospective premium adjustments. Based on PNM's 10.2% interest in each of the three PVNGS units, PNM's maximum potential assessment per incident for all three units is $36.0 million, with an annual payment limitation of $5.4 million.

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
Natural Gas Supply

PNM procures gas supplies for its power plants from third-party sources and contracts with third party transportation providers.

Water Supply
Because of New Mexico's arid climate and periodic drought conditions, there is concern in New Mexico about the use of water, including that used for power generation. PNM has secured groundwater rights in connection with the existing plants at Reeves Station, Delta, Valencia, Afton, Luna, and Lordsburg. Water availability does not appear to be an issue for these plants at this time. However, prolonged drought, Endangered Species Act activities and a Federal lawsuit by Texas (suing New Mexico over water allocations) could pose a threat of reduced water availability for these plants.
PNM, APS, and BHP have undertaken activities to secure additional water supplies for SJGS, Four Corners, and related mines to accommodate the possibility of inadequate precipitation in coming years. Since 2004, PNM has entered into agreements for voluntary sharing of the impacts of water shortages with tribes and other water users in the San Juan basin. Extension of the current agreement through 2016 has been negotiated and is expected to be fully executed early in 2013. In addition, in the case of water shortage, PNM, APS, and BHP have reached agreement with the Jicarilla Apache Nation on a long-term supplemental contract relating to water for SJGS and Four Corners that runs through 2016. Although the Company does not believe that its operations will be materially affected by drought conditions at this time, it cannot forecast the weather or its ramifications, or how policy, regulations, and legislation may impact the Company should water shortages occur in the future.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

San Juan River Adjudication
In 1975, the State of New Mexico filed an action in New Mexico District Court to adjudicate all water rights in the San Juan River Stream System, including water used at Four Corners and SJGS. PNM was made a defendant in the litigation in 1976. In March 2009, President Obama signed legislation confirming a 2005 settlement with the Navajo Nation. Under the terms of the settlement agreement, the Navajo water rights would be settled and finally determined by entry by the court of two proposed adjudication decrees.  The court has ordered that settlement of the Navajo Nation's claims under the settlement agreement and entry of the proposed decrees be heard in an expedited proceeding.
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
Conflicts at San Juan Mine Involving Oil and Gas Leaseholders
SJCC, through leases with the federal government and the State of New Mexico, owns coal interests with respect to the San Juan underground mine. Certain gas producers have leases in the area of the underground coal mine and have asserted claims against SJCC that its coal mining activities are interfering with gas production. SJCC has reached settlement with several gas leaseholders and has prevailed in court in defeating the claims of other claimants. Several other claims and potential claimants remain. PNM cannot predict the outcome of existing or future disputes between SJCC and gas leaseholders or the range of potential outcomes.
Republic Savings Bank Litigation
In 1992, an inactive subsidiary of PNMR filed suit against the federal government in the United States Court of Claims, alleging breach of contract arising from the seizure of Republic Savings Bank (“RSB”). RSB was seized and liquidated after federal legislation prohibited certain accounting practices previously authorized by contracts with the federal government. The United States Court of Appeals for the Federal Circuit issued its opinion on October 21, 2009 resulting in an award to the plaintiffs of $9.7 million. The appeal period expired in January 2010 and the $9.7 million was received in April 2010. PNM recorded the amount, net of legal expenses of $1.2 million, as other income in 2010.
Complaint Against Southwestern Public Service Company
In September 2005, PNM filed a complaint under the Federal Power Act against SPS alleging SPS overcharged PNM for deliveries of energy through its fuel cost adjustment clause practices. PNM also intervened in a proceeding brought by other customers raising similar arguments relating to SPS' fuel cost adjustment clause practices (the “Golden Spread proceeding”). In 2008, FERC issued its order in the Golden Spread proceeding affirming that SPS violated its fuel cost adjustment clause tariffs, but shortening the refund period applicable to the violation of the fuel cost adjustment clause issues. PNM and SPS have filed petitions for rehearing and clarification of the scope of the remedies that were ordered and reversal of various rulings in the order. FERC has not yet acted upon the requests for rehearing or clarification and they remain pending further decision. PNM cannot predict the final outcome of the case at FERC or the range of possible outcomes.
Navajo Nation Allottee Matters
A putative class action was filed against PNM and other utilities in February 2009 in the United States District Court in Albuquerque. Plaintiffs claim to be allottees, members of the Navajo Nation, who pursuant to the Dawes Act of 1887, were allotted ownership in land carved out of the Navajo Nation and allege that defendants, including PNM, are rights-of-way grantees with rights-of-way across the allotted lands and are either in trespass or have paid insufficient fees for the grant of rights-of-way or both.  In March 2010, the court ordered that the entirety of the plaintiffs' case be dismissed. The court did not grant plaintiffs leave to amend their complaint, finding that they instead must pursue and exhaust their administrative remedies before seeking redress in federal court.  In May 2010, plaintiffs filed a Notice of Appeal with the Bureau of Indian Affairs ("BIA"), which was

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

denied by the BIA Regional Director. In May 2011, plaintiffs appealed the Regional Director's decision to the DOI Board of Appeals. Briefings on the merits of the appeal are complete and a decision is pending. PNM is participating in order to preserve its interests regarding any PNM-acquired rights-of-way implicated in the appeal. PNM cannot predict the outcome of the proceeding or the range of potential outcomes at this time.
In a separate matter, in September 2012, forty-three landowners claiming to be Navajo allotees, filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allotees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. PNM intends to participate in this matter in order to preserve its interests regarding the right-of-way implicated in the appeal. PNM cannot predict the outcome of the proceeding or the range of potential outcomes at this time.
Transmission Issues
Cargill Complaint
In April 2010, Cargill Power Markets, LLC (“Cargill”) filed a complaint with FERC, asserting that PNM improperly processed its transmission service queue and unfairly invalidated a transmission service request by Cargill. In July 2010, FERC issued an order determining that PNM had improperly invalidated a single Cargill transmission service request submitted in February 2008. In August 2010, Cargill filed a motion for rehearing. In January 2011, PNM and Cargill filed a settlement agreement with FERC in which PNM agreed to pay Cargill $0.2 million and put Cargill's transmission service request back into the queue. The settlement also left Cargill's rehearing motion in place before FERC. On May 25, 2012, FERC issued an order accepting the settlement agreement, as modified. PNM paid the $0.2 million in July 2012. On October 9, 2012, Cargill made a filing urging FERC to rule on Cargill's outstanding motion for rehearing. On November 20, 2012, FERC denied Cargill's motion for rehearing concluding this matter.

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
On September 5, 2012, PNM made an informational filing with FERC stating that PNM and TTO had reached an agreement in principle setting out the terms and conditions under which PNM would exercise its option to purchase the 40% leased capacity as provided under the lease on April 1, 2015 and provide long-term transmission service on the leased capacity after April 1, 2015.

On November 1, 2012, PNM and TTO entered into a definitive agreement for PNM to exercise the option to purchase on April 1, 2015 the leased capacity at fair market value, which the parties agreed would be $7.7 million. The lease remains in existence and PNM will record the purchase at the termination of the lease on April 1, 2015. The definitive agreement sets forth the terms and conditions under which PNM would also assume responsibility for scheduling long-term transmission service on

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

the leased capacity. In November 2012, PNM requested the necessary FERC approvals for the definitive agreement. In January 2013, FERC approved PNM's requests. In addition, FERC ordered PNM to make a compliance filing related to PNM's scheduling of transmission service on the leased capacity. PNM's compliance filing is subject to FERC approval. On February 8, 2013, FERC issued an order dismissing as moot a motion filed by TGP for clarification of FERC's July 5, 2012 order. TGP has a thirty-day period in which to file a rehearing or, alternatively, a 60-day period to file for appeal. If no such rehearing request or appeal is filed, the February 8, 2013 order will be final and non-appealable. PNM cannot predict the outcome of this proceeding.

(17)	Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 16.
PNM

Renewable Portfolio Standard
The REA establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The NMPRC requires renewable energy portfolios to be “fully diversified.” As amended in December 2012, the diversity requirements are 30% wind, 20% solar, 5% other, and 1.5% distributed generation, increasing to 3% in 2015. The REA provides for streamlined proceedings for approval of utilities' renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. In December 2012, the NMPRC approved an amended RCT set at 3% of customers' annual electric charges beginning in 2013 and continuing thereafter.
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
In July 2010, PNM filed its renewable energy procurement plan for 2011. PNM requested a variance from the diversity requirements for solar and certain “other resources” for 2011 based on the RCT and availability constraints, which the NMPRC granted. The NMPRC ultimately rejected a portion of PNM's proposal in an order that was appealed to the New Mexico Supreme Court. On June 7, 2012, the New Mexico Supreme Court dismissed the appeal.
In July 2011, PNM filed its renewable energy procurement plan for 2012. The plan requested a variance from the RPS due to RCT limitations. The plan was diversity-compliant based on the reduced RPS, except for non-wind/non-solar resources, which were not available. In December 2011, the NMPRC approved PNM's 2012 plan, but ordered PNM to spend an additional $0.9 million on renewable procurements in 2012. PNM intends to recover the costs of the supplemental procurements in 2013 through the renewable rider discussed below. This order also required PNM to file its 2013 renewable energy procurement plan by April 30, 2012. The 2013 plan proposed procurements for 2013 and 2014 of 20 MW of PNM-owned solar PV facilities, at an estimated cost of $45.5 million, wind and solar REC purchases in 2013, and a purchased power agreement for the output of a new geothermal facility. The plan also included a supplemental procurement of 2 MW of PNM-owned solar PV facilities at a estimated cost of $4.5 million to supply the energy sold under PNM's voluntary renewable energy tariff. The plan will enable PNM to comply with the statutory RPS amount in 2013, but requires a variance from the NMPRC's diversity requirements in 2013 while the proposed geothermal facilities are being constructed. This plan is expected to achieve full RPS quantity and diversity compliance by 2014 without exceeding the RCT. The NMPRC approved the plan in December 2012, but reduced the supplemental solar PV procurement to 1.5 MW.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

These costs include the procurement of solar RECs from customers, wind resource procurements during November and December 2011 as ordered by the NMPRC, and the revenue requirements for PNM-owned solar PV facilities and a solar battery storage demonstration project that went into service during 2011. The 2012 rider rate would be reset as of January 1, 2013 to reflect unrecovered costs from 2012 and projected costs to be incurred in 2013. The rider would terminate upon a final order in PNM's next general rate case unless that order authorized a continuation of the rider. Amounts collected under the rider are capped at $18.0 million in 2012 and $24.6 million in 2013 under the stipulation in PNM's 2010 Electric Rate Case. Any amounts above the caps are deferred for future recovery without carrying costs. As a separate component of the rider, if PNM's earned return on jurisdictional equity in 2013, adjusted for weather and other items not representative of normal operations, exceeds 10.5%, it must refund to customers during May through December 2014 the amount over 10.5%. On August 14, 2012, the NMPRC approved collection of renewable procurement costs through the rider on a per KWh basis. The approved rate is $0.0022335 per KWh in 2012 and $0.0028371 per KWh in 2013. The order disapproved the recovery of the cost of the supplemental procurement ordered by the NMPRC in the 2012 procurement plan case because the NMPRC had not yet acted on the specific $0.9 million procurement proposed by PNM, which is discussed under Renewable Portfolio Standard above. The NMPRC subsequently approved the supplemental procurement, but ordered that a hearing must be held on its inclusion in the rider. In October 2012, the NMPRC issued an order to clarify that no separate hearing is required prior to increasing the rider rate for new procurements if a legally appropriate hearing on the increase was conducted as part of the hearing on the procurement plan. PNM implemented the rider on August 20, 2012.
Energy Efficiency and Load Management
Program Costs

Public utilities are required by the Efficient Use of Energy Act to achieve specified levels of energy savings and to obtain NMPRC approval to implement energy efficiency and load management. Costs to implement approved programs are recovered through a rate rider. In September 2010, PNM filed an energy efficiency program application for programs to be offered beginning July 1, 2011. The NMPRC issued an order in June 2011 that approved a rider recovery amount of $17.1 million in program costs. The new rider rate was effective with bills rendered July 27, 2011.

In April 2011, PNM filed a reconciliation of energy efficiency program costs and collections as of December 31, 2010. Included in this filing was an adjustment of the adder amount to reflect the measured and verified savings for 2010 program participation in its 2010 Annual Electric Energy Efficiency Report, also filed in April 2011. PNM proposed an adjustment to the energy efficiency rider to recover an under-collected balance of $2.6 million. After an evidentiary hearing, the NMPRC issued an order in November 2011 that approved recovery of substantially all of the under-collected program costs.

In October 2012, PNM filed an energy efficiency program application for programs to be offered beginning in May 2013. The filing included proposed program costs of $22.5 million plus a proposed profit incentive of $4.2 million. PNM requested that the NMPRC issue an order by April 1, 2013. Portions of the program plan and proposed profit incentive are opposed by other parties to the case. PNM subsequently revised its proposed profit incentive to $2.9 million. A hearing on the application was held in February 2013. PNM is not able to predict the outcome of this matter.
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

In June 2011, prior to the Supreme Court decision, the NMPRC approved PNM-specific adders of $0.002 per KWh and $4 per KW for savings due to programs implemented in 2011. PNM is presently collecting $1.3 million in adder revenues consistent with this order. After the Supreme Court decision vacating the rule, the NMPRC initiated a proceeding to determine whether PNM

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

should be required to cease collecting the adders and to refund all adder revenues collected since December 2010. In November 2011, the NMPRC issued orders that PNM is not required to refund any adder revenues and is authorized to continue collecting the adders. However, in an order on rehearing, which it subsequently rescinded, the NMPRC further reduced the amount of the authorized adders. Prior to the rescission, PNM appealed the rehearing order to the Supreme Court. In March 2012, the Supreme Court granted PNM's motion to vacate the rehearing order and dismiss PNM's appeal. In a separate appeal and writ proceeding in the Supreme Court, NMIEC and the NMAG seek to overturn the NMPRC order allowing PNM to continue to collect adders in light of the 2011 Supreme Court decision. On May 21, 2012 the Supreme Court dismissed the writ proceeding. Oral argument in the appeal was held in December 2012 and a decision in the appeal is expected in 2013. PNM is unable to predict the outcome of the appeal.

Decoupling Rulemaking

On May 15, 2012, the NMPRC issued a NOPR that would have amended the NMPRC's energy efficiency rule to authorize use of a decoupling mechanism to recover certain fixed costs of providing retail electric service from the rates charged on a per KWh of consumption, as the mechanism for removal of disincentives associated with the implementation of energy efficiency programs. The proposed mechanism was generally consistent with the decoupling proposal that PNM included, and subsequently agreed to withdraw, in its 2010 Electric Rate Case. The proposed rule also addressed incentives associated with energy efficiency. On July 26, 2012, the NMPRC closed the proposed rulemaking and opened a new energy efficiency rulemaking docket that may address decoupling and incentives. Workshops to develop a proposed rule have been held, but no order proposing a rule has been issued. PNM is unable to predict the outcome of this matter.

2010 Electric Rate Case
PNM filed its 2010 Electric Rate Case application with the NMPRC in June 2010 for rate increases totaling $165.2 million for all PNM retail customers to be effective April 1, 2011. The application proposed separate rate increases for customers served by TNMP prior to its acquisition by PNMR (“PNM South”) and other customers of PNM (“PNM North”). PNM also proposed to implement a FPPAC for PNM South. The filed revenue requirements were based on a future test period ending December 31, 2011.
On August 21, 2011, PNM implemented a $72.1 million annual increase in rates as authorized by an order of the NMPRC, which modified a stipulation agreed to by PNM and several other parties. The amended stipulation allows PNM to file a new general rate case for rates to become effective on or after July 1, 2013 and limits the amount that can be recovered on an annual basis for fuel costs, renewable energy costs, and energy efficiency costs during certain years. Costs in excess of the limits are deferred, without carrying costs, for recovery in future periods. The caps are $38.8 million for the FPPAC year beginning July 1, 2012, which PNM began collecting at that time, and $36.2 million for the FPPAC year beginning July 1, 2013. PNM estimates that the caps will result in approximately $41.0 million of FPPAC costs being deferred for future collection at June 30, 2014. Costs attributed to the mine fire incident discussed in Note 16 are included in the FPPAC amounts. Possible recovery of costs through SJCC's insurance, also discussed in Note 16, is not reflected in the FPPAC amounts.
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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

2008 Electric Rate Case

In September 2008, PNM filed its 2008 Electric Rate Case requesting the NMPRC to approve an increase in electric service rates to all PNM retail customers except those formerly served by TNMP. In June 2009, the NMPRC approved a stipulation providing for an increase in annual non-fuel revenues of $77.1 million, of which 65% was implemented on July 1, 2009 and the remaining 35% was implemented on April 1, 2010. As an offset to the increase, PNM implemented a credit to customers totaling $26.3 million, representing past sales of SO2 allowances. This amount was credited to ratepayers over 21 months beginning July 1, 2009. The stipulation also provided for a traditional FPPAC with 100% of off-systems sales margins being credited against costs in the FPPAC. The FPPAC factor is set annually. Under NMPRC rules, PNM must file an application for continued use of its FPPAC at least every four years. PNM anticipates making this continuation filing in May 2013.
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
Applications for Approvals to Purchase Delta
As discussed in Note 9, PNM has entered in to an agreement to purchase Delta, a 132 MW natural gas peaking unit from which PNM currently acquires energy and capacity under a PPA. The agreement to purchase Delta is subject to approvals by the NMPRC and FERC. On January 3, 2013, PNM filed an application with the NMPRC for a Certificate of Convenience and Necessity to own and operate Delta and for a determination of related ratemaking principles and treatment. PNM requested expedited consideration of the application so that a final order could be issued by May 31, 2013. The NMPRC has assigned the matter to a hearing examiner. A hearing on the application is scheduled to begin on May 13, 2013. PNM filed an application for approval of the Delta acquisition at FERC on January 24, 2013. FERC approved the purchase on February 26, 2013. PNM is unable to predict the outcome of this matter.
Transmission Rate Case
In October 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually, based on a return on equity of 12.25%. The filing also seeks to revise certain Open Access Transmission Tariff provisions and bi-lateral contractual terms.  If approved, the rate increase would apply to all of PNM's wholesale electric transmission service customers, which include other utilities, electric cooperatives, and entities that use PNM's transmission system to transmit power at the wholesale level.  The proposed rate increase would not impact PNM's retail customers. In December 2010, FERC issued an order accepting PNM's filing and suspending the proposed tariff revisions for five months. The proposed rates were implemented on June 1, 2011, subject to refund. On July 3, 2012, PNM filed an unopposed settlement agreement with the FERC. Under the settlement agreement, PNM would increase transmission service revenues by $2.9 million annually and would refund amounts collected in excess of the settled rates. In addition, the parties agreed that if PNM files for a formula based rate change within one year from FERC's approval of the settlement agreement, no party will oppose the general principle of a formula rate, although the parties may still object to particular aspects of the formula. On January 2, 2013, FERC approved the settlement agreement. PNM refunded amounts collected in excess of the settled rates in January 2013.
Formula Transmission Rate Case
On December 31, 2012, PNM filed a request with FERC for a $3.2 million wholesale electric transmission rate increase, based on a 10.81% return on equity and authority to adjust transmission rates annually based on an approved formula. The proposed

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

$3.2 million rate increase is in addition to the $2.9 million rate increase approved by the FERC on January 2, 2013 in the transmission rate case discussed above. If approved, the request would apply to all of PNM's wholesale electric transmission service customers, which include other utilities, electric cooperatives, and entities that use PNM's transmission system to transmit power at the wholesale level. The request would not impact PNM's retail customers. PNM has requested FERC approval by March 2013. PNM anticipates that FERC will allow rates to go into effect, subject to refund, in the third quarter of 2013.
Firm-Requirements Wholesale Customer Rate Case
In September 2011, PNM filed an unexecuted amended sales agreement between PNM and NEC with FERC. The agreement proposes a cost of service based rate for the electric service and ancillary services PNM provides to NEC, which would result in an annual increase of $8.7 million or a 39.8% increase over existing rates. PNM also requested a FPPAC and full recovery of certain third-party transmission charges PNM incurs to serve NEC. NEC filed a protest to PNM's filing with FERC. In November 2011, FERC issued an order accepting the filing, suspending the effective date for a five-month period, to be effective April 14, 2012, subject to refund, and set the proceeding for settlement. The parties have finalized a settlement agreement and PNM filed for the necessary FERC approval on December 6, 2012. The settlement agreement would result in an annual increase of $5.3 million, an extension of the contract for 10 years, and an agreement that PNM will be able to file an application for formula based rates to be effective in 2015. On January 23, 2013, the FERC settlement judge certified the settlement agreement and approval is pending before FERC. PNM is unable to predict the outcome of this proceeding.
TNMP
Interest Rate Compliance Tariff
Following a revision of the interest rate on TNMP's CTC, TNMP filed a compliance tariff to implement the new lower 8.31% rate. Intervenors asserted objections and, after regulatory proceedings, the PUCT issued an order making the new rate retroactive to July 20, 2006. Ultimately, the Texas 3rd Court of Appeals reaffirmed the PUCT's decision. Due to the new retroactive ratemaking theory contained in the Texas 3rd Court of Appeals opinion, TNMP recorded a pre-tax regulatory disallowance of $3.9 million in 2011 to reflect the impact of applying the 8.31% rate retroactively. In June 2012, the Texas Supreme Court denied TNMP's petition for review. TNMP filed a motion for rehearing, which was denied in August 2012 concluding this matter.
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
December 31, 2012, 2011 and 2010

Remand of ERCOT Transmission Rates for 1999 and 2000

Following a variety of appeals, the ERCOT transmission rates approved in 1999 and 2000 were remanded back to the PUCT. These dockets concern the recalculation of rates for the fourth quarter of 1999 and all of 2000. In October 2011, TNMP joined in a non-unanimous settlement of the issues relating to resettlement of the last four months of 1999. In January 2012, the PUCT approved the non-unanimous settlement. TNMP received $1.6 million under the settlement. In June 2012, TNMP filed its transmission cost recovery factor filing (“TCRF") seeking $3.2 million in additional transmission costs. The PUCT staff requested a hearing asserting the settlement proceeds from the 1999 remand settlement need to be credited against the costs TNMP requested in its TCRF. TNMP maintains that the settlement proceeds should not be passed on to customers since TNMP was unable to recover those costs in 1999. Subsequently, the PUCT staff agreed to interim rate relief permitting TNMP to add $1.6 million in uncontested costs to its existing TCRF and add $1.6 million in costs in a subsequent TCRF if TNMP is successful in the contested case. The ALJ approved the interim relief on July 16, 2012. TNMP implemented the interim rates on September 1, 2012. On September 26, 2012, the contested portion of the case was remanded back to the PUCT pursuant to an agreed resolution that permits the $1.6 million in interim rates to become final and authorizes TNMP to institute a surcharge in March 2013 to collect the additional $1.6 million in initially disputed costs plus interest at the PUCT under-billing rate. The PUCT approved the joint resolution on November 19, 2012.
Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor. The PUCT approved TNMP's collection of its 2010 energy efficiency program costs of $2.6 million over 11 months beginning February 1, 2010. Recovery of the 2011 program costs of $2.7 million were approved for collection beginning January 1, 2011. In September 2011, the PUCT approved a settlement that allows TNMP to collect the estimated 2012 energy efficiency program costs of $3.4 million and a $0.3 million bonus for 2010. TNMP's new rates were effective January 1, 2012. On August 28, 2012, the PUCT approved a settlement that permits TNMP to collect estimated 2013 program costs of $4.8 million, plus recovery of an aggregate of $0.4 million in under-collected costs from prior years, case expenses, and a performance bonus for 2011.

Transmission Cost of Service Rates

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

On August 23, 2012, TNMP filed an application to update its transmission rates to reflect changes in its invested capital. The application reflected an increase in total rate base of $26.4 million and requested an increase in revenues of $2.5 million annually. The application reflected the addition and retirement of transmission facilities, including depreciation, federal income tax, and other associated taxes, and the approved rate of return on such facilities. The PUCT approved the interim adjustment and TNMP implemented it on September 27, 2012.

On January 31, 2013, TNMP filed an application to further update its transmission rates to reflect changes in its invested capital. The requested increase in total rate base is $21.9 million, which will increase revenues $2.9 million annually. The proposed rates reflect the addition and retirement of transmission facilities, including depreciation, federal income tax, and other associated taxes, and the approved rate of return on such facilities. The application is pending before the PUCT and TNMP cannot predict the outcome of this matter.

Periodic Distribution Rate Adjustment

In September 2011, the PUCT approved a new rule permitting interim rate adjustments to reflect changes in investments in distribution assets. The rule permits distribution utilities to file for a periodic rate adjustment between April 1 through April 8 of each year as long as the electric utility is not earning more than its authorized rate of return using weather-normalized data.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

(18)	Related Party Transactions
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

See Note 6 for information on intercompany borrowing arrangements. See Note 21 for information concerning Optim Energy. The table below summarizes the nature and amount of related party transactions of PNMR, PNM and TNMP:

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Electricity, transmission and distribution related services billings:
TNMP to PNMR	$—	$33,813	$39,084
Services billings:
PNMR to PNM	99,986	98,914	93,602
PNMR to TNMP	29,110	29,353	25,455
PNM to TNMP	595	550	400
TNMP to PNMR	15	164	319
PNMR to Optim Energy	—	4,083	5,778
Optim Energy to PNMR	—	23	173
Income tax sharing payments:
PNMR to TNMP	1,951	—	13,869
PNMR to PNM	63,114	—	59,298
Interest payments:
PNM to PNMR	1	54	13
TNMP to PNMR	137	40	281

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

(19)	Accumulated Other Comprehensive Income (Loss)
AOCI reports a measure for accumulated changes in equity that result from transactions and other economic events other than transactions with shareholders. The following table sets forth each component of AOCI, net of income taxes:

	Unrealized gain on securities	Pension liability adjustment	Mark-to- market for cash-flow hedge transactions	Accumulated other comprehensive income (loss)
		(In thousands)
PNMR
Balance at December 31, 2012	$16,406	$(97,820)	$(216)	$(81,630)
Balance at December 31, 2011	$15,634	$(82,432)	$(58)	$(66,856)
PNM
Balance at December 31, 2012	$16,406	$(97,820)	$—	$(81,414)
Balance at December 31, 2011	$15,634	$(82,432)	$—	$(66,798)
TNMP
Balance at December 31, 2012	$—	$—	$(216)	$(216)
Balance at December 31, 2011	$—	$—	$(58)	$(58)

(20) New Accounting Pronouncements
Information concerning recently issued accounting pronouncements that have not been adopted by the Company is presented below.

Accounting Standards Update 2013-02 - Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
The FASB released amended guidance that requires entities to provide information about the amounts reclassified out of AOCI by component and the line items in the statement of earnings that the reclassifications impact. The update is effective for annual and interim reporting periods beginning after December 15, 2012. Disclosures required shall be applied prospectively for all periods presented. The Company will provide the required information, which will not have a significant impact on the Company's financial statements, beginning in 2013.

(21) Optim Energy

In January 2007, Optim Energy was created by PNMR and ECJV, a wholly owned subsidiary of Cascade, to serve expanding energy markets, principally the areas of Texas covered by ERCOT. PNMR and ECJV each had a 50 percent ownership interest in Optim Energy, a limited liability company. Optim Energy had a bank financing arrangement that provided for a revolving line of credit, the issuance of bank letters of credit support certain contractual arrangements, and a maturity of May 31, 2012. Cascade and ECJV guaranteed Optim Energy's obligations on this facility. Optim Energy's debt was non-recourse to PNMR.

Impairment and Restructuring

Beginning in 2009 and continuing throughout 2010, Optim Energy was affected by adverse market conditions, primarily low natural gas and power prices. In addition, reported sales of electric generating resources within the ERCOT market area were transacted at prices (per KW of generating capacity) that were substantially below the amounts recorded for the electric generating plants underlying PNMR's investment in Optim Energy. Under GAAP, these factors were indicators of impairment that required impairment analyses to be performed as of December 31, 2010, both by Optim Energy of its electric generating plants and by PNMR of its investment in Optim Energy.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

GAAP requires that Optim Energy perform the impairment analysis of its electric generating plants using forecasts of future cash flows on an undiscounted basis. Optim Energy's analysis indicated that it would be able to recover its investments in electric generating assets and, therefore, did not record any impairment loss at December 31, 2010.

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

Operational Information

As discussed above, PNMR fully impaired its investment in Optim Energy at December 31, 2010 and did not recognize losses of Optim Energy from January 1, 2011 through September 23, 2011 when PNMR ceased to account for its investment using the equity method of accounting. Accordingly, Optim Energy has no impact on PNMR's 2011 balance sheet, statement of earnings, and statement of cash flows. Summarized results of operations information for Optim Energy is presented below:

Results of Operations

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010

	(In thousands)
Operating revenues	$256,786	$374,358
Margin	84,689	109,980
Net earnings (loss)	(21,434)	(25,090)

PNMR recognized net earnings (loss) from Optim Energy of zero and $(15.2) million for the years ended December 31, 2011 and 2010. The 2010 amount includes amortization of a basis difference between PNMR's recorded investment in Optim Energy and 50 percent of Optim Energy's equity.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

(22) Goodwill and Other Intangible Assets; Impairments

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by PNMR for its June  6, 2005 acquisition of TNP was recorded as goodwill and was pushed down to the businesses acquired. In 2007, the TNMP assets that were included in its New Mexico operations, including goodwill, were transferred to PNM. Additionally, the trade name "First Choice" and the First Choice customer list were acquired in the TNP acquisition. The trade name was considered to have an indefinite useful life; therefore, no amortization was recorded. The useful life of the customer list was estimated to be approximately eight years. As discussed in Note 3, PNMR completed the sale of First Choice on November 1, 2011. As a result, the goodwill and other intangible assets of First Choice are no longer included in PNMR's Consolidated Balance Sheet and PNMR no longer has any other intangible assets.
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
For goodwill, the first step of the impairment test requires that the Company compare the fair value of each reporting unit with its carrying value, including goodwill. If as a result of this analysis, the Company concludes there is an indication of impairment in a reporting unit having goodwill, the Company is required to perform the second step of the impairment analysis, determining the amount of goodwill impairment to be recorded. The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount. This exercise requires the Company to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit. Any remaining fair value would be the implied fair value of goodwill on the testing date. To the extent the recorded amount of goodwill of a reporting unit exceeds the implied fair value determined in step two, an impairment loss is reflected in results of operations. Prior to 2012, the Company compared the fair value of non-amortizing intangibles other than goodwill to the recorded value.
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

See Note 21 for a discussion of the impairment of PNMR’s investment in Optim Energy.

(23) Quarterly Operating Results (Unaudited)
Unaudited operating results by quarters for 2012 and 2011 are presented below. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for such periods have been included.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
PNMR
2012
Operating revenues	$305,374	$323,860	$390,411	$322,758
Operating income	53,729	65,106	118,150	36,736
Net earnings	20,477	25,099	61,976	12,573
Net earnings attributable to PNMR	17,080	21,512	57,864	9,091
Net Earnings Attributable to PNMR per Common Share:
Basic	0.21	0.27	0.73	0.11
Diluted	0.21	0.27	0.72	0.11
2011
Operating revenues	$387,663	$415,586	$549,498	$347,872
Operating income	52,220	32,860	108,284	63,935
Net earnings(1)	19,952	7,669	47,905	115,408
Net earnings attributable to PNMR	16,637	4,067	43,662	111,993
Net Earnings Attributable to PNMR per Common Share:
Basic	0.18	0.04	0.48	1.36
Diluted	0.18	0.04	0.48	1.35
PNM
2012
Operating revenues	$250,416	$260,094	$321,731	$260,023
Operating income	42,105	46,669	96,973	20,135
Net earnings	21,077	20,340	54,891	9,293
Net earnings attributable to PNM	17,812	16,885	50,911	5,943
2011
Operating revenues	$234,238	$239,234	$323,760	$260,057
Operating income	18,165	10,543	87,914	44,821
Net earnings	6,964	2,097	42,572	16,905
Net earnings (loss) attributable to PNM	3,781	(1,373)	38,461	13,622
TNMP
2012
Operating revenues	$54,958	$63,766	$68,680	$62,736
Operating income	11,791	18,897	20,970	15,862
Net earnings	3,011	8,018	9,084	6,634
2011
Operating revenues	$53,842	$59,957	$66,983	$57,076
Operating income	13,724	13,695	21,551	14,872
Net earnings	4,163	4,102	8,868	5,124

(1) During the fourth quarter of 2011, PNMR completed the sale of First Choice which resulted in a $174.9 million ($97.0 million after-tax) gain, that positively affected net earnings, net earnings attributable to PNMR, and earnings per share.  See Note 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PNM Resources, Inc.
Albuquerque, New Mexico

We have audited the consolidated financial statements of PNM Resources, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company's internal control over financial reporting as of December 31, 2012 and have issued our reports thereon dated March 1, 2013; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, present fairly, in all material respects, the information set forth herein.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Public Service Company of New Mexico
Albuquerque, New Mexico

and

Texas-New Mexico Power Company
Lewisville, Texas

We have audited the consolidated financial statements of Public Service Company of New Mexico and subsidiaries and Texas-New Mexico Power Company and subsidiaries (the "Companies") as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and have issued our reports thereon dated March 1, 2013; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Companies listed in Item 15. These consolidated financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, present fairly, in all material respects, the information set forth herein.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 1, 2013

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF EARNINGS

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Operating Revenues	$—	$—	$—
Operating Expenses	3,287	20,547	6,584
Operating income (loss)	(3,287)	(20,547)	(6,584)
Other Income and Deductions:
Equity in earnings of subsidiaries	117,900	205,215	96,804
Equity in net earnings (loss) of Optim Energy	—	—	(15,223)
Impairment of equity investment in Optim Energy	—	—	(188,176)
Other income	670	59	948
Other deductions	(20,904)	(34,124)	(25,772)
Net other income (deductions)	97,666	171,150	(131,419)
Income (Loss) Before Income Taxes	94,379	150,603	(138,003)
Income Tax Expense (Benefit)	(11,168)	(25,756)	(92,788)
Net Earnings (Loss)	$105,547	$176,359	$(45,215)

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss)	$105,547	$176,359	$(45,215)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	5,000	7,654	6,767
Deferred income tax expense	(46,632)	(34,396)	(73,067)
Equity in (earnings) of subsidiaries	(117,900)	(205,215)	(96,804)
Equity in net (earnings) loss of Optim Energy	—	—	15,223
Impairment of equity investment in Optim Energy	—	—	188,176
(Gain) on reacquired debt	—	9,209	—
Stock based compensation expense	3,585	6,556	2,894
Changes in certain assets and liabilities:
Other current assets	(43,638)	42,687	15,171
Other assets	34,096	59,975	31
Accounts payable	8	(1)	(157)
Accrued interest and taxes	(28,855)	27,348	141
Other current liabilities	3,876	4,765	(8,955)
Other liabilities	(29,601)	(12,854)	18,236
Net cash flows from operating activities	(114,514)	82,087	22,441
Cash Flows From Investing Activities:
Utility plant additions	(7,524)	—	—
Investments in subsidiaries	—	(43,000)	—
Investments in Optim Energy	—	—	(20,279)
Cash dividends from subsidiaries	61,406	285,757	47,940
Net cash flows from investing activities	53,882	242,757	27,661
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	120,900	(15,300)	(8,000)
Short-term borrowings (repayments) – affiliate, net	—	300	1,719
Repayment of long-term debt	(2,387)	(60,391)	(2,125)
Purchase of preferred stock	—	(73,475)	—
Purchase of common stock	—	(125,683)	—
Proceeds from stock option exercise	11,684	5,622	1,247
Purchases to satisfy awards of common stock	(25,168)	(10,104)	(2,986)
Excess tax (shortfall) from stock-based payment arrangements	—	—	(580)
Dividends paid	(44,609)	(45,128)	(45,726)
Other, net	—	(747)	—
Net cash flows from financing activities	60,420	(324,906)	(56,451)
Change in Cash and Cash Equivalents	(212)	(62)	(6,349)
Cash and Cash Equivalents at Beginning of Period	241	303	6,652
Cash and Cash Equivalents at End of Period	$29	$241	$303
Supplemental Cash Flow Disclosures:
Interest paid	$15,007	$19,215	$19,078
Income taxes paid (refunded), net	$1,501	$5,454	$(27,018)

SCHEDULE I
PNM RESOURCES, INC.
CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
Assets
Cash and cash equivalents	$29	$241
Intercompany receivables	108,875	76,982
Income taxes receivable	41,434	—
Other, net	2,204	—
Total current assets	152,542	77,223
Property, plant and equipment, net of accumulated depreciation of $8,262 and $14,340	25,642	18,792
Long-term investments	3,651	7,439
Investment in subsidiaries	1,688,168	1,646,449
Other long-term assets	49,302	37,294
Total long-term assets	1,766,763	1,709,974
	$1,919,305	$1,787,197
Liabilities and Stockholders’ Equity
Short-term debt	$137,600	$16,700
Short-term debt-affiliate	8,819	8,819
Current maturities of long-term debt	2,530	2,387
Accrued interest and taxes	3,127	31,510
Other current liabilities	13,218	7,743
Total current liabilities	165,294	67,159
Long-term debt	142,592	145,123
Other long-term liabilities	3,232	930
Total liabilities	311,118	213,212
Common stock (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,182,819	1,193,191
Accumulated other comprehensive income (loss), net of tax	(81,630)	(66,856)
Retained earnings	506,998	447,650
Total common stockholders’ equity	1,608,187	1,573,985
	$1,919,305	$1,787,197

See Notes 6, 7, and 16 for information regarding commitments, contingencies, and maturities of long-term debt.

SCHEDULE II
PNM RESOURCES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs and other		Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2010	$12,783	$27,566	$—	$29,171		$11,178
2011	$11,178	$24,116	$—	$33,516	(1)	$1,778
2012	$1,778	$3,367	$—	$3,394		$1,751
(1)  Includes reduction of $11,818 due to the sale of First Choice on November 1, 2011.

SCHEDULE II
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARY
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2010	$1,483	$2,600	$—	$2,600	$1,483
2011	$1,483	$3,736	$—	$3,441	$1,778
2012	$1,778	$3,384	$—	$3,411	$1,751

SCHEDULE II
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs	Balance at end of year
		(In thousands)
Allowance for doubtful accounts, year ended December 31:
2010	$—	$22	$—	$22	$—
2011	$—	$33	$—	$33	$—
2012	$—	$(17)	$—	$(17)	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

PNMR
(a) Evaluation of disclosure controls and procedures.
As of the end of the period covered by this annual report, PNMR conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.
(b) Management’s report on internal control over financial reporting.
“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-2. This report is incorporated by reference herein. PNMR's internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, as an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal controls.
There have been no changes in PNMR’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, PNMR’s internal control over financial reporting.
PNM
(a) Evaluation of disclosure controls and procedures.
As of the end of the period covered by this annual report, PNM conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.
(b) Management’s report on internal control over financial reporting.

“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-3. This report is incorporated by reference herein.

(c) Changes in internal controls.

There have been no changes in PNM's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, PNM's internal control over financial reporting.

TNMP

(a) Evaluation of disclosure controls and procedures.
As of the end of the period covered by this annual report, TNMP conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.
(b) Management’s report on internal control over financial reporting.

C- 1

“Management’s Annual Report on Internal Control Over Financial Reporting” appears on page B-4. This report is incorporated by reference herein.

(c) Changes in internal controls.

There have been no changes in TNMP's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, TNMP's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Reference is hereby made to “Proposal 1: Elect Nine Directors” in PNMR’s Proxy Statement relating to the annual meeting of stockholders to be held on May 9, 2013 (the “2013 Proxy Statement”), to PART I, SUPPLEMENTAL ITEM – “EXECUTIVE OFFICERS OF THE COMPANY” in this Form 10-K, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Code of Ethics,” and “Board Committees and Their Functions”-“Audit and Ethics Committee” in the 2013 Proxy Statement. The Company intends to satisfy the disclosure requirements of Form 8-K relating to amendments to the Company’s code of ethics applicable to its senior executive and financial officers by posting such information on its Internet website. Information about the Company’s website is included under Part I, Item 1 - “Websites.”
PNMR’s common stock is listed on the New York Stock Exchange. As a result, PNMR’s Chief Executive Officer is required to make an annual certification to the New York Stock Exchange stating that she was not aware of any violations by PNMR of the New York Stock Exchange corporate governance listing standards. PNMR’s Chief Executive Officer made the most recent certification to the New York Stock Exchange on June 12, 2012.

ITEM 11.	EXECUTIVE COMPENSATION
Reference is hereby made to “Executive Compensation”, and all subheadings thereunder from “Compensation Discussion and Analysis” to “Change in Control, Termination, Retirement, or Impaction”, “Director Compensation,” and “Board Committees and Their Functions - Compensation and Human Resources Committee - Interlocks” in the 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reference is hereby made to “Ownership of Our Common Stock - Five Percent Shareholders” and “ - Executive Officers and Directors” and “Equity Compensation Plan Information” in the 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Reference is hereby made to “Information About Our Corporate Governance - Related Person Transaction Policy” and “ - Director Independence” in the 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Reference is hereby made to “Audit and Ethics Committee Report” and “Independent Auditor Fees” in the 2013 Proxy Statement. Independent auditor fees for PNM and TNMP are reported in the 2013 Proxy Statement for PNMR. All such fees are fees of PNMR. PNMR charges a management fee to PNM and TNMP that includes an allocation of independent auditor fees.

C- 2

PART IV

D- 1

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) - 1.	See Index to Financial Statements under Part II, Item 8.

(a) - 2.	Financial Statement Schedules for the years 2012, 2011, and 2010 are omitted for the reason that they are not required or the information is otherwise supplied under Part II, Item 8.

(a) - 3-A.	Exhibits Filed:

Exhibit No		Description

10.1**	PNMR	2013 Director Compensation Summary

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

21	PNMR	Certain subsidiaries of PNM Resources, Inc.

23.1	PNMR	Consent of Deloitte & Touche LLP for PNM Resources, Inc.

23.2	PNM	Consent of Deloitte & Touche LLP for Public Service Company of New Mexico

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Financial Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	PNMR	XBRL Instance Document

101.SCH	PNMR	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR	XBRL Taxonomy Extension Presentation Linkbase Document

(a) -3- B.	Exhibits Incorporated By Reference:
The documents listed below are being filed (as shown above) or have been previously filed on behalf of PNM Resources, PNM or TNMP and are incorporated by reference to the filings set forth below pursuant to Exchange Act Rule 12b-32 and Regulation S-K section 10, paragraph (d).

Exhibit No.	Description of Exhibit	Filed as Exhibit:	Registrant(s) File No:
Plan of Acquisition
2.1	Stock Purchase Agreement dated as of September 23, 2011 among PNMR, TNP Enterprises, Inc. and Direct LP, Inc.	2.1 to PNMR's Current Report on Form 8K filed September 23, 2011	1-32464 PNMR

2.2	Asset Purchase Agreement dated January 12, 2008 among PNM, Continental Energy Systems, LLC and New Mexico Gas Company, Inc.	2.0 to PNM's Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

Articles of Incorporation and By-laws
3.1	Articles of Incorporation of PNM Resources, as amended to date (Certificate of Amendment dated October 27, 2008 and Restated Articles of Incorporation dated August 3, 2006)	3.1 to the Company's Current Report on Form 8-K filed November 21, 2008	1-32462 PNMR

3.2	Restated Articles of Incorporation of PNM, as amended through May 31, 2002	3.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002	1-6986 PNM

3.3	Articles of Incorporation of TNMP, as amended through July 7, 2005	3.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	2-97230 TNMP

3.4	Bylaws of PNM Resources, Inc. with all amendments to and including December 8, 2009	3.1 to the Company's Current Report on Form 8-K filed December 11, 2009	1-32462 PNMR

3.5	Bylaws of PNM with all amendments to and including May 31, 2002	3.1.2 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 2002	1-6986 PNM

3.6	Bylaws of TNMP as amended effective June 26, 2011	3.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011	2-97230 TNMP

Indentures‡
PNMR
4.1	Indenture, dated as of March 15, 2005, between PNMR and JPMorgan Chase Bank, N.A., as Trustee	10.2 to PNMR's Current Report on Form 8-K filed March 31, 2005	1-32462 PNMR

4.2	Supplemental Indenture No. 1, dated as of March 30, 2005, between the Company and JPMorgan Chase Bank, N.A. as Trustee, with Form of Senior Note included as Exhibit A thereto	10.3 to PNMR's Current Report on Form 8-K filed March 31, 2005	333-32170 PNMR

4.3	Supplemental Indenture No. 2, dated as of May 16, 2008 between PNMR and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.), as trustee	4.3 to PNMR's Current Report on Form 8-K filed May 21, 2008	1-32462 PNMR

4.4	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNMR, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 15, 2005 PNMR Indenture)	4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-32462 PNMR

PNM
4.5	Indenture (for Senior Notes), dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.4 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.6	First Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.5 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.7	Second Supplemental Indenture, dated as of March 11, 1998, supplemental to Indenture, dated as of March 11, 1998, Between PNM and The Chase Manhattan Bank, as Trustee	4.6 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

4.8	Third Supplemental Indenture, dated as of October 1, 1999 to Indenture dated as of March 11, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.6.1 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 1999	1-6986 PNM

4.9	Fourth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee	4.6.2 to PNM's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.10	Fifth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.3 to PNM's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.11	Sixth Supplemental Indenture, dated as of May 1, 2003 to Indenture dated as of March 11, 1998, between PNM and JPMorgan Chase Bank, as Trustee	4.6.4 to PNM's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003	1-6986 PNM

4.12
Seventh Supplemental Indenture, dated as of June 1, 2007 to Indenture dated as of March 11, 1998, between PNM and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank), as Trustee
		4.23 to PNM's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	1-6986 PNM

4.13
Eighth Supplemental Indenture, dated as of June 1, 2010 to Indenture dated as of March 11, 1988, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee
		10.1 to PNM's Current Report on Form 8-K/A filed July 29, 2010	1-6986 PNM

4.14	Ninth Supplemental Indenture, dated as of June 1, 2010 to Indenture dated as of March 11, 1988, between PNM and The Bank of New York Mellon Trust Company (successor to JPMorgan Chase Bank), as Trustee	10.2 to PNM's Current Report on Form 8-K/A filed July 29, 2010	1-6986 PNM

4.15	Agreement of Resignation, Appointment and Acceptance effective as of May 1, 2011, among PNM, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 11, 1998 PNM Indenture)	4.2 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

4.16	Tenth Supplemental Indenture, dated as of September 1, 2012, between PNM and Union Bank, N.A.(ultimate successor as trustee to The Chase Manhattan Bank), as Trustee	4.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012	1-6986 PNM

4.17	Indenture (for Senior Notes), dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.1 to PNM's Registration Statement No. 333-53367	333-53367 PNM

4.18	First Supplemental Indenture, dated August 1, 1998, supplemental to Indenture, dated as of August 1, 1998, between PNM and The Chase Manhattan Bank, as Trustee	4.3 to PNM's Current Report on Form 8-K Dated August 7, 1998	1-6986 PNM

4.19	Second Supplemental Indenture, dated September 1, 2003, supplemental to Indenture, dated as of August 1, 1998, between PNM and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as Trustee	4.7.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003	1-6986 PNM

4.20	Third Supplemental Indenture, dated as of May 13, 2008 between PNM and The Bank of New York Trust Company, N.A. as trustee	4.1 to PNM's Current Report on Form 8-K filed May 15, 2008	1-6986 PNM

4.21	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among PNM, The Bank of New York Mellon Trust Company and Union Bank, N.A. (for August 1, 1998 PNM Indenture)	4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-6986 PNM

4.22
Fourth Supplemental Indenture, dated as of October 12, 2011, to the Indenture, dated as of August 1, 1998, between PNM and Union Bank, N.A. (ultimate successor as trustee to The Chase Manhattan Bank), as trustee
		4.1 to PNM's Current Report on Form 8-K filed October 12, 2011	1-6986 PNM

TNMP
4.23	The First Mortgage Indenture dated as of March 23, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP's Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.24	The First Supplemental Indenture dated as of March 23, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.2 to TNMP's Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.25	The Second Supplemental Indenture dated as of March 25, 2009, between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.3 to TNMP's Current Report on Form 8-K filed March 27, 2009	2-97230 TNMP

4.26	The Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee	4.1 to TNMP's current Report on Form 8-K filed May 6, 2009	2-97230 TNMP

4.27
First Amendment dated as of December 16, 2010 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee to The Third Supplemental Indenture dated as of April 30, 2009 between TNMP and The Bank of New York Mellon Trust Company, N.A., as Trustee
		4.1 to TNMP's Current Report on Form 8-K filed December 17, 2010	2-97230 TNMP

4.28	Agreement of Resignation, Appointment and Acceptance, effective as of June 1, 2011, among TNMP, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (for March 23, 2009 TNMP Indenture)	4.4 to TNMP's Quarterly Report Form 10-Q for the quarter ended June 30, 2011	2-97230 TNMP

4.29	Fourth Supplemental Indenture dated as of September 30, 2011 between TNMP and Union Bank, N.A., as Trustee	4.1 to TNMP's 8-K filed October 6, 2011	2-97230 TNMP

Material Contracts
10.2
Credit Agreement, dated as of October 31, 2011, among PNM Resources, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Union Bank, N.A., as Syndication Agent
		10.1 to the Company's Current Report on Form 8-K filed October 31, 2011	1-32462 PNMR

10.3	First Amendment to Credit Agreement dated January 18, 2012 among PNMR, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent	10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.4	Term Loan Agreement dated as of December 14, 2012 among PNMR, the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent	10.1 to PNMR's Current Report on form 8-K filed December 17, 2012	1-32462 PNMR

10.5	Letter Agreement, dated as of February 28, 2011, between PNM Resources, Inc. and Cascade Investment, L.L.C.	10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-32462 PNMR

10.6	Amendment to Letter Agreement, dated as of May 5, 2011, between PNM Resources, Inc. and Cascade Investment, L.L.C.	10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	1-32462 PNMR

10.7	Sale and Purchase Agreement, dated as of November 4, 2011, between PNMR and Cascade Investment, L.L.C.	10.1 to PNMR's Current Report on Form 8-K filed November 4, 2011	1-32462 PNMR

10.8	Sale and Purchase Agreement dated as of September 23, 2011 between PNM Resources, Inc. and Cascade Investment, L.L.C.	10.1 to PNMR's Current Report on Form 8-K filed September 23, 2011	1-32462 PNMR

10.9	Credit Agreement, dated as of October 31, 2011, among PNM, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Union Bank, N.A., as Syndication Agent	10.2 to PNM's Current Report on Form 8-K filed October 31, 2011	1-6986 PNM

10.10	First Amendment to Credit Agreement dated January 18, 2012 among PNM, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10.2 to PNM's Annual Report on Form 10-K for the year ended December 31, 2011	1-6986 PNM

10.11	Term Loan Credit Agreement dated as of September 30, 2011, among TNMP, as borrower, the lenders identified therein, and JPMorgan Chase Bank, N.A., as administrative agent	10.1 to TNMP's Current Report on Form 8-K filed October 6, 2011	2-97230 TNMP

10.12	Amended and Restated Credit Agreement, dated as of December 16, 2010, among TNMP, the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent	10.1 to TNMP's Current Report on Form 8-K filed December 17, 2010	2-97230 TNMP

10.13
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of September 30, 2011 by and among TNMP, the institutions parties thereto as lenders, and JPMorgan Chase Bank, N.A. as administrative agent
		10.2 to TNMP's Current Report on Form 8-K filed October 6, 2011	2-97230 TNMP

10.14**	PNM Resources, Inc. Second Amended and Restated Omnibus Performance Equity Plan dated May 19, 2009 (“PEP”)	4.1 to PNM Resources' Form S-8 Registration Statement filed May 20, 2009	333-159361 PNMR

10.15**	Amendment dated May 17, 2011 to PNMR's Second Amended and Restated Omnibus Performance Equity Plan	10.1 to PNMR's Current Report Form 8-K filed May 20, 2011	1-32462 PNMR

10.16**	Second Amendment executed March 28, 2012 to the PNMR Second Amended and Restated Omnibus Performance Equity Plan	10.6 to PNMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.17**	Third Amendment (approved by PNMR Shareholders on May 15, 2012) to the PNMR Second Amended and Restated Omnibus Performance Equity Plan	10.1 to PNMR's Current Report on Form 8-K filed May 17, 2012	1-32462 PNMR

10.18**	PNM Resources, Inc. 2012 Officer Annual Incentive Plan dated March 28, 2012	10.1 to PNMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.19**	PNMR 2011 Officer Short-Term Cash Incentive Plan dated April 29, 2011	10.4 to PNMR's Quarterly Report on form 10-Q for the quarter ended March 31, 2011	1-32462 PNMR

10.20**	PNMR 2012 Long-Term Incentive Plan dated March 28, 2012	10.2 to PNMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.21**	PNM Resources, Inc. 2011 Long-Term Incentive Transition Plan, dated April 29, 2011	10.5 to the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-32462 PNMR

10.22**	PNM Resources, Inc. 2011 Long-Term Incentive Plan Terms and Conditions, dated March 22, 2011	10.6 to the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-32462 PNMR

10.23**	Description of 2010 long term incentive program for named executive officers	Item 5.02(e) of PNM Resources' Current Report on Form 8-K filed March 25, 2010	1-32462 PNMR

10.24**	Form of Stock Option Award Agreement for non-qualified stock options granted under PEP in 2010	10.3 to PNMR's Current Report on Form 8-K filed May 26, 2009	1-32462 PNMR

10.25**	Form of Performance Restricted Stock Rights Award Agreement for performance-based, time-vested restricted stock rights awards based on adjusted cash earnings granted under PEP in 2010	10.4 to PNMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	1-32464 PNMR

10.26**	Form of Performance Restricted Stock Rights Award Agreement for performance-based, time-vested restricted stock rights awards based on adjusted cash earnings granted under PEP in 2009
10.4 to PNMR's Current Report on Form 8-K filed May 26, 2009 (the 2009 long-term incentive program for named executive officers is described in Item 5.02(e) of this Current Report on Form 8-K filed May 26, 2009)
1-32462 PNMR

10.27**	Form of the award agreement for non- qualified stock options granted under the PEP in 2007-2009	10.2 to the Company's Current Report on Form 8-K filed February 16, 2007	1-32462 PNMR

10.28**	2013 Director Compensation Summary	10.1 to PNMR's Annual Report on Form 10-K for the year ended December 31, 2012	1-32462 PNMR

10.29**	2012 Director Compensation Summary	10.7 to PNMR;s Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.30**	Form of award notice for restricted stock awards and stock options granted to directors under the PEP (restricted stock awards notice also used for 2011 and 2012 officer awards under PEP)	10.3 to the Company's Current Report on Form 8-K filed March 1, 2011	1-32462 PNMR

10.31**	PNM Resources, Inc. Executive Spending Account Plan (amended and restated effective January 1, 2011)	10.4 to the Company's Current Report on Form 8-K filed March 1, 2011	333-32170 PNMR

10.32**	PNM Resources, Inc. Executive Savings Plan II (amended and restated effective January 1, 2009)	4.1 to PNMR's Registration Statement on Form S-8 (333-156243) filed December 17, 2008	333-156243 PNMR

10.33**	First Amendment executed March 28, 2012 to the PNMR Executive Savings Plan II	10.4 to PNMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.34**	PNM Resources, Inc. After-Tax Retirement Plan effective January 1, 2009	10.5 to PNMR's Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.35**	First Amendment executed March 28, 2012 to the PNMR After-Tax Retirement Plan	10.5 to PNMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.36**	Special Performance-Based Retention Award Agreement between PNMR and Patricia K. Collawn dated March 29, 2012	10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.37**	Summary of Executive Time Off Policy Effective January 1, 2006	10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	1-32462 PNMR

10.38**	Amendment to Corporate Policy Absence from Work Policy 125 executed December 16, 2011	10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.39**	PNM Resources, Inc. Non-Union Severance Pay Plan effective August 1, 2007 (amended and restated)	10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.40**	First Amendment to the PNM Resources Non-Union Severance Pay Plan executed November 20, 2008	10.3 to PNMR's Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.41**	Second Amendment (executed March 27, 2012) to PNMR Non-Union Severance Pay Plan	10.8 to PNMR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.42**	PNM Resources, Inc. Officer Retention Plan executed March 28, 2012 as amended and restated effective as of January 1, 2012	10.7 to the Company's Quarterly Report in Form 10-Q for the quarter ended March 31, 2012	1-32462 PNMR

10.43**	PNM Resources Executive Spending Account Plan dated December 9, 2003	10.52 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2003	333-32170 PNMR

10.44**	First Amendment to PNM Resources Executive Spending Account Plan effective January 1, 2004	10.52.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.45**	Second Amendment to PNMR's Executive Spending Account Plan executed August 28, 2008	10.2 to PNMR's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	1-32462 PNMR

10.46**	Third Amendment to PNMR's Executive Spending Account Plan effective January 1, 2009	10.7 to PNMR's Annual Report on Form 10-K for the year ended December 31, 2008	1-32462 PNMR

10.47**	PNM Resources, Inc. Director Retainer Plan, dated December 31, 2001	4.3 to PNM Resources, Inc. Post-Effective Amendment No. 1 to Form S-8 Registration Statement filed December 31, 2001	333-03289 PNMR

10.48**	First Amendment dated February 17, 2003 to PNM Resources, Inc. Director Retainer Plan	10.40.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003	333-32170 PNMR

10.49**	PNM Resources Officer Life Insurance Plan dated April 28, 2004	10.24.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004	333-32170 PNMR

10.50**	First Amendment to PNM Resources Officer Life Insurance Plan dated December 16, 2004	10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.	333-32170 PNMR

10.51**	Second Amendment to PNM Resources Officer Life Insurance Plan executed April 15, 2007	10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	1-32462 PNMR

10.52**	Third Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.10 to PNMR's Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.53**	Fourth Amendment to the PNMR Officer Life Insurance Plan effective January 1, 2009	10.15 to PNMR's Annual Report on Form 10-K for the fiscal year ended December 31, 2008	1-32462 PNMR

10.54**	Fifth Amendment to the PNM Resources, Inc. Officer Life Insurance Plan executed December 16, 2011	10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011	1-32462 PNMR

10.55**	Executive Long Term Disability effective January 1, 2003	10.88 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002	333-32170 PNMR

10.56	Supplemental Indenture of Lease dated as of July 19, 1966 between PNM and other participants in the Four Corners Project and the Navajo Indian Tribal Council	4-D to PNM's Registration Statement No. 2-26116	2-26116 PNM

10.57
Amendment and Supplement No. 1 to Supplemental and Additional Indenture of Lease dated April 25, 1985 between the Navajo Tribe of Indians and Arizona Public Service Company, El Paso Electric Company, Public Service Company of New Mexico, Salt River Project Agricultural Improvement and Power District, Southern California Edison Company, and Tucson Electric Power Company (refiled)
		10.1.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.58	Amendment and Supplement No. 2 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.59	Amendment and Supplement No. 3 to Supplemental and Additional Indenture of Lease with the Navajo Nation dated March 7, 2011	10.2 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	1-6986 PNM

10.60	Water Supply Agreement between the Jicarilla Apache Tribe and Public Service Company of New Mexico, dated July 20, 2000	10.5 to PNM's Quarterly Report of Form 10-Q for the quarter ended September 30, 2001	1-6986 PNM

10.61
Arizona Nuclear Power Project Participation Agreement among PNM and Arizona Public Service Company, Salt River Project Agricultural Improvement and Power District, Tucson Gas & Electric Company and El Paso Electric Company, dated August 23, 1973
		5-T to PNM's Registration Statement No. 2-50338	2-50338 PNM

10.62	Amendments No. 1 through No. 6 to Arizona Nuclear Power Project Participation Agreement	10.8.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.63	Amendment No. 7 effective April 1, 1982, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1991	1-6986 PNM

10.64	Amendment No. 8 effective September 12, 1983, to the Arizona Nuclear Power Project Participation Agreement (refiled)	10.58 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.65	Amendment No. 9 to Arizona Nuclear Power Project Participation Agreement dated as of June 12, 1984 (refiled)	10.8.4 to PNM's Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1994	1-6986 PNM

10.66	Amendment No. 10 dated as of November 21, 1985 and Amendment No. 11 dated as of June 13, 1986 and effective January 10, 1987 to Arizona Nuclear Power Project Participation Agreement (refiled)	10.8.5 to PNM's Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.67	Amendment No. 12 to Arizona Nuclear Power Project Participation Agreement dated June 14, 1988, and effective August 5, 1988	19.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990	1-6986 PNM

10.68	Amendment No. 13 to the Arizona Nuclear Power Project Participation Agreement dated April 4, 1990, and effective June 15, 1991	10.8.10 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 1990	1-6986 PNM

10.69	Amendment No. 14 to the Arizona Nuclear Power Project Participation Agreement effective June 20, 2000	10.8.9 to PNM's Annual Report on Form 10-K for the fiscal year ended December 31, 2000	1-6986 PNM

10.70	Amendment No. 15 to the Arizona Nuclear Power Project Participation Agreement dated November 29, 2010 and effective January 1, 2010	10.1 to PNM's Current Report on Form 8-K filed March 1, 2011	1-6986 PNM

10.71	Underground Coal Sales Agreement, dated August 31, 2001 among San Juan Coal Company, PNM and Tucson Electric Power Company
10.85 to PNM's Quarterly Report on Form 10-Q for the quarter ending September 30, 2001 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.72	Amendment One to Underground Coal Sales Agreement dated December 15, 2003 among San Juan Coal Company, PNM and Tucson Electric Coal Company
10.9.1 to PNM's Amended Report on Form 10-K for fiscal year ended December 31, 2003 (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
1-6986 PNM

10.73	Amendment Two to Underground Coal Sales Agreement effective September 15, 2004 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.9.2 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	1-6986 PNM

10.74
Amendment Three to Underground Coal Sales Agreement executed April 29, 2005 among San Juan Coal Company, PNM and Tucson Electric Coal Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.86.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005	1-6986 PNM

10.75	Amendment Four to Underground Coal Sales Agreement effective March 7, 2007 among San Juan Coal Company, PNM and Tucson Electric Coal Company	10.89 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007	1-6986 PNM

10.76
Amendment Five to Underground Coal Sales Agreement executed December 21, 2007 among San Juan Coal Company, PNM and Tucson Electric Power Company (Confidential treatment was requested for portions of this exhibit, and such portions were omitted from this exhibit filed and were filed separately with the Securities and Exchange Commission)
		10.95 to PNM's Annual Report on Form 10-K for the year ended December 31, 2007	1-6986 PNM

10.77	Participation Agreement among PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust dated as of December 31, 1981 (refiled)	10.14 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1992	1-6986 PNM

10.78
Participation Agreement dated as of June 30, 1983 among Security Trust Company, as Trustee, PNM, Tucson Electric Power Company and certain financial institutions relating to the San Juan Coal Trust (refiled)
		10.61 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1993	1-6986 PNM

10.79
Amended and Restated San Juan Project Participation Agreement dated as of March 23, 2006, among Public Service Company of New Mexico, Tucson Electric Power Company, The City of Farmington, New Mexico, M-S-R Public Power Agency, The Incorporated County of Los Alamos, New Mexico, Southern California Public Power Authority, City of Anaheim, Utah Associated Municipal Power System and Tri-State Generation and Transmission Association, Inc.
		10.119 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 30, 2006	1-6986 PNM

10.80*
Facility Lease dated as of December 16, 1985 between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.18 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1995	1-6986 PNM

10.81*	Amendment No. 4 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of December 16, 1985	10.18.4 to the PNM's Quarterly Report on Form10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.82
Facility Lease dated as of July 31, 1986, between the First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1, 2 and 3 thereto (refiled)
		10.19 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.83	Facility Lease dated as of August 12, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico together with Amendments No. 1 and 2 thereto (refiled)	10.20 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.84
Amendment No. 2 dated as of April 10, 1987 to Facility Lease dated as of August 12, 1986, as amended, between The First National Bank of Boston, not in its individual capacity, but solely as Owner Trustee under a Trust Agreement, dated as of August 12, 1986, with MFS Leasing Corp., Lessor and Public Service Company of New Mexico, Lessee (refiled)
		10.20.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1998	1-6986 PNM

10.85	Amendment No. 3 dated as of March 8, 1995, to Facility Lease between Public Service Company of New Mexico and the First National Bank of Boston, dated as of August 12, 1986	10.20.3 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

10.86
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico (Unit 1 Transaction) together with Amendment No. 1 thereto (refiled)
		10.21 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.87
Facility Lease dated as of December 15, 1986, between The First National Bank of Boston, as Owner Trustee, and Public Service Company of New Mexico Unit 2 Transaction) together with Amendment No. 1 thereto (refiled)
		10.22 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

10.88	Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated March 15, 1996, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996	1-6986 PNM

10.89	Amendment Number One to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station dated January 27, 1997, between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.1 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1997	1-6986 PNM

10.90	Amendment Number Two to the Master Decommissioning Trust Agreement for Palo Verde Nuclear Generating Station between Public Service Company of New Mexico and Mellon Bank, N.A.	10.68.2 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 2003	1-6986 PNM

10.91
Refunding Agreement No. 8A, dated as of December 23, 1997, among PNM, the Owner Participant Named Therein, State Street Bank and Trust Company, as Owner Trustee, The Chase Manhattan Bank, as Indenture Trustee, and First PV Funding Corporation
		10.73 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998	1-6986 PNM

10.92	PVNGS Capital Trust-Variable Rate Trust Notes-PVNGS Note Agreement dated as of July 31, 1998	10.76 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998	1-6986 PNM

10.93	Stipulation in the matter of PNM's transition plan Utility Case No. 3137, dated October 10, 2002 as amended by Amendment to Stipulated Agreement dated October 18, 2002	10.86 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002	1-6986 PNM

10.94	Stipulation dated February 28, 2005 in NMPRC Case No. 04-00315-UT regarding the application of PNM Resources and TNMP for approval of the TNP acquisition	10.134 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-32462 PNMR/ TNMP

10.95
Settlement Agreement dated February 3, 2005, between PNM Resources, Inc. and Texas-New Mexico Power Company, the cities of Dickenson, Lewisville, La Marque, Ft. Stockton and Friendswood, Texas, the Legal and Enforcement Division of the Public Utility Commission of Texas, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers and the Alliance for Retail Markets
		10.1-10.1.7 to the Company's Current Report on Form 8-K filed February 7, 2005	1-32462 PNMR/ TNMP

10.96	Consent Decree entered into by PNM on March 9, 2005 relating to the citizen suit under the Clean Air Act and the excess emissions report matter for SJGS	10.135 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005	1-6986 PNM

10.97
Settlement and Release of Claims Agreement dated February 11, 2010 among PNM, PG&E, SDG&E, CPUC, California ex. rel. Edmund G. Brown, Jr., Attorney General and the California Dept. of Water Resources (collectively, “PNM and the California Parties”) (relating to certain 2000-2001 transactions in California energy markets)
		10.1 to PNM's Current Report on Form 8-K filed February 12, 2010	1-6986 PNM

10.98	Agreement for Disposition of Escrowed Funds dated January 11, 2010 among PNM and the California Parties	10.1 to PNM's current Report on Form 8-K filed January 14, 2010	1-6986 PNM

Subsidiaries
21	Certain subsidiaries of PNM Resources	21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012	1-32462 PNMR

Additional Exhibits
99.1*
Participation Agreement dated as of December 16, 1985, among the Owner Participant named therein, First PV Funding Corporation. The First National Bank of Boston, in its individual capacity and as Owner Trustee (under a Trust Agreement dated as of December 16, 1985 with the Owner Participant), Chemical Bank, in its individual capacity and as Indenture Trustee (under a Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 with the Owner Trustee), and Public Service Company of New Mexico, including Appendix A definitions, together with Amendment No. 1 dated July 15, 1986 and Amendment No. 2 dated November 18, 1986 (refiled)
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
		99.3.3 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

99.4*	Assignment, Assumption and Further Agreement dated as of December 16, 1985, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee	28(c) to PNM's Current Report on Form 8-K dated December 31, 1985	1-6986 PNM

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
		99.8 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.9*	Amendment No. 1 dated as of November 18, 1986, to Participation Agreement dated as of August 12, 1986 (refiled)	99.8.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.10*
Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of August 12, 1986, between the First National Bank of Boston, as Owner Trustee, and Chemical Bank, as Indenture Trustee together with Supplemental Indenture No. 1 thereto (refiled)
		99.9 to PNM's Annual Report of the Registrant on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.11
Supplemental Indenture No. 2 dated as of March 8, 1995, to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents between The First National Bank of Boston and Chemical Bank dated as of August 12, 1986 (refiled)
		99.9.1 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995	1-6986 PNM

99.12*	Assignment, Assumption, and Further Agreement dated as of August 12, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (refiled)	99.10 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.13*
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
		99.11 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

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

99.18
Assignment, Assumption, and Further Agreement dated as of December 15, 1986, between Public Service Company of New Mexico and The First National Bank of Boston, as Owner Trustee (Unit 2 Transaction) (refiled)
		99.16 to PNM's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997	1-6986 PNM

99.19*	Waiver letter with respect to “Deemed Loss Event” dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled)	99.17 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

99.20*	Waiver letter with respect to Deemed Loss Event” dated as of August 18, 1986, between the Owner Participant named therein, and Public Service Company of New Mexico (refiled)	99.18 to PNM's Annual Report on Form 10-K for fiscal year ended December 31, 1996	1-6986 PNM

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

99.24*
1996 Supplemental Indenture dated as of September 27, 1996 to Trust Indenture, Mortgage, Security Agreement and Assignment of Rents dated as of December 16, 1985 between State Street Bank and Trust Company, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee
		99.21 to PNM's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996	1-6986 PNM

99.25
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

PNM RESOURCES, INC.
(Registrant)

Date:	March 1, 2013	By	/s/ P. K. Collawn
P. K. Collawn
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Director	March 1, 2013
P. K. Collawn
Chairman, President, and
Chief Executive Officer

/s/ C. N. Eldred	Principal Financial Officer	March 1, 2013
C. N. Eldred
Executive Vice President and
Chief Financial Officer

/s/ T. G. Sategna	Principal Accounting Officer	March 1, 2013
T. G. Sategna
Vice President and
Corporate Controller

/s/ A. E. Archuleta	Director	March 1, 2013
A. E. Archuleta

/s/ J. A. Dobson	Director	March 1, 2013
J. A. Dobson

/s/ A. J. Fohrer	Director	March 1, 2013
A. J. Fohrer

/s/ R. R. Nordhaus	Director	March 1, 2013
R. R. Nordhaus

/s/ M. T. Pacheco	Director	March 1, 2013
M. T. Pacheco

/s/ B. S. Reitz	Director	March 1, 2013
B. S. Reitz

/s/ D. K. Schwanz	Director	March 1, 2013
D. K. Schwanz

/s/ B. W. Wilkinson	Director	March 1, 2013
B. W. Wilkinson

/s/ J. B. Woodard	Director	March 1, 2013
J. B. Woodard

E-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW MEXICO
(Registrant)

Date:	March 1, 2013	By	/s/ P. K. Collawn
P. K. Collawn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	March 1, 2013
P. K. Collawn
President and
Chief Executive Officer

/s/ C. N. Eldred	Principal Financial Officer and Director	March 1, 2013
C. N. Eldred
Executive Vice President and
Chief Financial Officer

/s/ T. G. Sategna	Principal Accounting Officer	March 1, 2013
T. G. Sategna
Vice President and
Corporate Controller

/s/ R. N. Darnell	Director	March 1, 2013
R. N. Darnell

/s/ R. E. Talbot	Director	March 1, 2013
R. E. Talbot

E-2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS-NEW MEXICO POWER COMPANY
(Registrant)

Date:	March 1, 2013	By	/s/ P. K. Collawn
P. K. Collawn
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ P. K. Collawn	Principal Executive Officer and Chairman of the Board	March 1, 2013
P. K. Collawn
Chief Executive Officer

/s/ T. G. Sategna	Principal Financial Officer and Principal Accounting Officer	March 1, 2013
T. G. Sategna
Vice President and
Controller

/s/ R. N. Darnell	Director	March 1, 2013
R. N. Darnell

/s/ C. N. Eldred	Director	March 1, 2013
C. N. Eldred

/s/ R. E. Talbot	Director	March 1, 2013
R. E. Talbot

/s/ J. N. Walker	Director	March 1, 2013
J. N. Walker

E-3