Form 10-Q
period 2013-03-31
TEXAS NEW MEXICO POWER CO; PUBLIC SERVICE CO OF NEW MEXICO; PNM RESOURCES INC
filed 2013-05-06
CIK 22767, 81023, 1108426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company
PNMR	✓
PNM			✓
TNMP			✓

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     NO ✓

As of May 1, 2013, 79,653,624 shares of common stock, no par value per share, of PNMR were outstanding.

The total number of shares of common stock of PNM outstanding as of May 1, 2013 was 39,117,799 all held by PNMR (and none held by non-affiliates).

The total number of shares of common stock of TNMP outstanding as of May 1, 2013 was 6,358 all held indirectly by PNMR (and none held by non-affiliates).

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

GLOSSARY

Definitions:
Afton	Afton Generating Station
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMS	Advanced Meter System
AOCI	Accumulated Other Comprehensive Income
APS	Arizona Public Service Company, which is the operator and a co-owner of PVNGS and Four Corners
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
BHP	BHP Billiton, Ltd, the parent of SJCC
Board	Board of Directors of PNMR
BTU	British Thermal Unit
CAA	Clean Air Act
CCB	Coal Combustion Byproducts
CO2	Carbon Dioxide
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Delta	Delta-Person Generating Station
DOE	United States Department of Energy
DOI	United States Department of Interior
EIB	New Mexico Environmental Improvement Board
EIP	Eastern Interconnection Project
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Four Corners	Four Corners Power Plant
FPPAC	Fuel and Purchased Power Adjustment Clause
GAAP	Generally Accepted Accounting Principles in the United States of America
Gallup	City of Gallup, New Mexico
GHG	Greenhouse Gas Emissions
GWh	Gigawatt hours
IBEW	International Brotherhood of Electrical Workers, Local 611
IRP	Integrated Resource Plan
KW	Kilowatt
KWh	Kilowatt Hour
Lordsburg	Lordsburg Generating Station
Luna	Luna Energy Facility
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	Million BTUs
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards

Navajo Acts	Navajo Nation Air Pollution Prevention and Control Act, Navajo Nation Safe Drinking Water Act, and Navajo Nation Pesticide Act
NDT	Nuclear Decommissioning Trusts for PVNGS
NEC	Navopache Electric Cooperative, Inc.
NERC	North American Electric Reliability Council
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NMAG	New Mexico Attorney General
NMED	New Mexico Environment Department
NMIEC	New Mexico Industrial Energy Consumers Inc.
NMPRC	New Mexico Public Regulation Commission
NOx	Nitrogen Oxides
NOPR	Notice of Proposed Rulemaking
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other Comprehensive Income
OPEB	Other Post Employment Benefits
OSM	United States Office of Surface Mining Reclamation and Enforcement
PNM	Public Service Company of New Mexico and Subsidiaries
PNM Revolving Credit Facility	PNM's $400.0 Million Unsecured Revolving Credit Facility
PNM Term Loan Agreement	PNM’s $75 Million Unsecured Term Loan Facility
PNMR	PNM Resources, Inc. and Subsidiaries
PNMR Revolving Credit Facility	PNMR's $300.0 Million Unsecured Revolving Credit Facility
PNMR Term Loan Agreement	PNMR’s $100 Million Unsecured Term Loan Facility
PPA	Power Purchase Agreement
PSD	Prevention of Significant Deterioration
PUCT	Public Utility Commission of Texas
PV	Photovoltaic
PVNGS	Palo Verde Nuclear Generating Station
RCRA	Resource Conservation and Recovery Act
RCT	Reasonable Cost Threshold
REA	New Mexico's Renewable Energy Act of 2004
REC	Renewable Energy Certificates
REP	Retail Electricity Provider
RMC	Risk Management Committee
RPS	Renewable Energy Portfolio Standard
SCE	Southern California Edison Company
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SJCC	San Juan Coal Company
SJGS	San Juan Generating Station
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SPS	Southwestern Public Service Company
S&P	Standard and Poor’s Ratings Services
TECA	Texas Electric Choice Act

Tenth Circuit	United States Court of Appeals for the Tenth Circuit
TNMP	Texas-New Mexico Power Company and Subsidiaries
TNMP 2011 Term Loan Agreement	TNMP's $50 Million Secured Term Loan
TNMP Revolving Credit Facility	TNMP’s $75 Million Revolving Credit Facility
Tri-State	Tri-State Generation and Transmission Association, Inc.
Valencia	Valencia Energy Facility
VaR	Value at Risk
WEG	WildEarth Guardians

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Electric Operating Revenues	$317,665	$305,374
Operating Expenses:
Cost of energy	104,706	91,847
Administrative and general	44,691	44,800
Energy production costs	43,573	45,128
Depreciation and amortization	40,807	38,414
Transmission and distribution costs	16,295	16,248
Taxes other than income taxes	16,889	15,208
Total operating expenses	266,961	251,645
Operating income	50,704	53,729
Other Income and Deductions:
Interest income	2,634	3,292
Gains on investments held by NDT	1,533	4,454
Other income	1,707	2,645
Other deductions	(3,350)	(4,551)
Net other income	2,524	5,840
Interest Charges	31,297	29,566
Earnings before Income Taxes	21,931	30,003
Income Taxes	7,969	9,526
Net Earnings	13,962	20,477
(Earnings) Attributable to Valencia Non-controlling Interest	(3,204)	(3,265)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Net Earnings Attributable to PNMR	$10,626	$17,080
Net Earnings Attributable to PNMR per Common Share:
Basic	$0.13	$0.21
Diluted	$0.13	$0.21
Dividends Declared per Common Share	$0.165	$0.145

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net Earnings	$13,962	$20,477
Other Comprehensive Income:
Unrealized Gain on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(3,111) and $(7,415)	4,747	11,314
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $529 and $3,546	(807)	(5,411)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(631) and $(476)	960	727
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(4) and $59	8	(106)
Reclassification adjustment for losses included in net earnings, net of income tax expense (benefit) of $(17) and $(15)	31	27
Total Other Comprehensive Income	4,939	6,551
Comprehensive Income	18,901	27,028
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,204)	(3,265)
Preferred Stock Dividend Requirements of Subsidiary	(132)	(132)
Comprehensive Income Attributable to PNMR	$15,565	$23,631

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$13,962	$20,477
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	51,818	48,777
Deferred income tax expense	7,795	9,601
Net unrealized (gains) losses on derivatives	4,902	(3,502)
Realized (gains) on investments held by NDT	(1,533)	(4,454)
Stock based compensation expense	1,903	1,236
Other, net	(348)	(471)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	4,062	13,671
Materials, supplies, and fuel stock	944	(3,058)
Other current assets	2,335	1,854
Other assets	8,774	(270)
Accounts payable	(17,895)	737
Interest and taxes	25,430	20,749
Other current liabilities	(38,761)	(29,474)
Proceeds from governmental grants	—	20,859
Other liabilities	(64,763)	(83,129)
Net cash flows from operating activities	(1,375)	13,603

Cash Flows From Investing Activities:
Additions to utility and non-utility plant	(73,584)	(84,018)
Proceeds from sales of investments held by NDT	14,284	26,760
Purchases of investments held by NDT	(15,122)	(27,395)
Return of principal on PVNGS lessor notes	10,965	12,632
Other, net	1,241	2,431
Net cash flows from investing activities	(62,216)	(69,590)

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	84,600	67,100
Proceeds from stock option exercise	2,293	5,005
Awards of common stock	(9,651)	(11,088)
Dividends paid	(11,683)	(10,089)
Valencia’s transactions with its owner	(5,260)	(4,009)
Other, net	(584)	953
Net cash flows from financing activities	59,715	47,872

Change in Cash and Cash Equivalents	(3,876)	(8,115)
Cash and Cash Equivalents at Beginning of Period	8,985	15,091
Cash and Cash Equivalents at End of Period	$5,109	$6,976

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$4,817	$4,312
Income taxes paid (refunded), net	$(603)	$1,500

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5,109	$8,985
Accounts receivable, net of allowance for uncollectible accounts of $1,339 and $1,751	89,634	87,093
Unbilled revenues	50,410	57,266
Other receivables	43,517	53,332
Materials, supplies, and fuel stock	58,699	59,643
Regulatory assets	41,478	39,120
Commodity derivative instruments	2,114	3,785
Income taxes receivable	100,699	101,477
Other current assets	40,414	31,490
Total current assets	432,074	442,191
Other Property and Investments:
Investment in PVNGS lessor notes	43,752	54,325
Investments held by NDT	197,691	188,971
Other investments	8,363	9,139
Non-utility property, net of accumulated depreciation of $135 and $131	4,483	4,487
Total other property and investments	254,289	256,922
Utility Plant:
Plant in service and plant held for future use	5,332,025	5,313,796
Less accumulated depreciation and amortization	1,789,039	1,774,223
	3,542,986	3,539,573
Construction work in progress	140,147	125,287
Nuclear fuel, net of accumulated amortization of $49,605 and $42,644	81,376	81,627
Net utility plant	3,764,509	3,746,487
Deferred Charges and Other Assets:
Regulatory assets	543,074	555,577
Goodwill	278,297	278,297
Commodity derivative instruments	—	352
Other deferred charges	98,517	92,757
Total deferred charges and other assets	919,888	926,983
	$5,370,760	$5,372,583

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$243,300	$158,700
Current installments of long-term debt	2,530	2,530
Accounts payable	77,435	99,177
Customer deposits	16,040	18,176
Accrued interest and taxes	77,000	52,003
Regulatory liabilities	—	15,173
Commodity derivative instruments	4,132	1,000
Dividends declared	13,271	11,679
Current portion of accumulated deferred income taxes	258	258
Other current liabilities	60,111	75,407
Total current liabilities	494,077	434,103
Long-term Debt	1,669,926	1,669,760
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	713,483	701,545
Accumulated deferred investment tax credits	13,694	14,242
Regulatory liabilities	426,208	423,460
Asset retirement obligations	87,651	85,893
Accrued pension liability and postretirement benefit cost	157,711	224,565
Commodity derivative instruments	1,785	1,933
Other deferred credits	111,206	116,523
Total deferred credits and other liabilities	1,511,738	1,568,161
Total liabilities	3,675,741	3,672,024
Commitments and Contingencies (See Note 9)
Cumulative Preferred Stock of Subsidiary
without mandatory redemption requirements ($100 stated value; 10,000,000 shares authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNMR common stockholders’ equity:
Common stock outstanding (no par value; 120,000,000 shares authorized; issued and outstanding 79,653,624 shares)	1,176,912	1,182,819
Accumulated other comprehensive income (loss), net of income taxes	(76,691)	(81,630)
Retained earnings	504,482	506,998
Total PNMR common stockholders’ equity	1,604,703	1,608,187
Non-controlling interest in Valencia	78,787	80,843
Total equity	1,683,490	1,689,030
	$5,370,760	$5,372,583

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNMR				Non- controlling Interest in Valencia
	Common Stock	AOCI	Retained Earnings	Total PNMR Common Stockholder's Equity		Total Equity
	(In thousands)
Balance at December 31, 2012	$1,182,819	$(81,630)	$506,998	$1,608,187	$80,843	$1,689,030
Proceeds from stock option exercise	2,293	—	—	2,293	—	2,293
Awards of common stock	(9,651)	—	—	(9,651)	—	(9,651)
Excess tax (shortfall) from stock-based payment arrangements	(452)	—	—	(452)	—	(452)
Stock based compensation expense	1,903	—	—	1,903	—	1,903
Valencia’s transactions with its owner	—	—	—	—	(5,260)	(5,260)
Net earnings before subsidiary preferred stock dividends	—	—	10,758	10,758	3,204	13,962
Subsidiary preferred stock dividends	—	—	(132)	(132)	—	(132)
Total other comprehensive income	—	4,939	—	4,939	—	4,939
Dividends declared on common stock	—	—	(13,142)	(13,142)	—	(13,142)
Balance at March 31, 2013	$1,176,912	$(76,691)	$504,482	$1,604,703	$78,787	$1,683,490

The accompanying notes, as they relate to PNMR, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Electric Operating Revenues	$257,894	$250,416
Operating Expenses:
Cost of energy	91,660	80,557
Administrative and general	38,758	39,050
Energy production costs	43,566	45,128
Depreciation and amortization	25,834	23,634
Transmission and distribution costs	10,603	10,843
Taxes other than income taxes	10,234	9,099
Total operating expenses	220,655	208,311
Operating income	37,239	42,105
Other Income and Deductions:
Interest income	2,673	3,335
Gains on investments held by NDT	1,533	4,454
Other income	1,311	1,834
Other deductions	(1,437)	(1,306)
Net other income	4,080	8,317
Interest Charges	19,957	18,493
Earnings before Income Taxes	21,362	31,929
Income Taxes	6,589	10,852
Net Earnings	14,773	21,077
(Earnings) Attributable to Valencia Non-controlling Interest	(3,204)	(3,265)
Net Earnings Attributable to PNM	11,569	17,812
Preferred Stock Dividends Requirements	(132)	(132)
Net Earnings Available for PNM Common Stock	$11,437	$17,680

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net Earnings	$14,773	$21,077
Other Comprehensive Income:
Unrealized Gain on Investment Securities:
Unrealized holding gains arising during the period, net of income tax (expense) of $(3,111) and $(7,415)	4,747	11,314
Reclassification adjustment for (gains) included in net earnings, net of income tax expense of $529 and $3,546	(807)	(5,411)
Pension Liability Adjustment:
Reclassification adjustment for amortization of experience (gain) loss recognized as net periodic benefit cost, net of income tax expense (benefit) of $(631) and $(476)	960	727
Total Other Comprehensive Income	4,900	6,630
Comprehensive Income	19,673	27,707
Comprehensive (Income) Attributable to Valencia Non-controlling Interest	(3,204)	(3,265)
Comprehensive Income Attributable to PNM	$16,469	$24,442

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$14,773	$21,077
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	34,655	31,498
Deferred income tax expense	6,685	10,852
Net unrealized (gains) losses on derivatives	4,902	(3,502)
Realized (gains) on investments held by NDT	(1,533)	(4,454)
Other, net	(343)	(195)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	5,467	9,920
Materials, supplies, and fuel stock	879	(3,117)
Other current assets	(84)	402
Other assets	8,772	(1,533)
Accounts payable	(18,857)	1,014
Interest and taxes	20,932	81,263
Other current liabilities	(44,068)	(18,379)
Proceeds from governmental grants	—	20,859
Other liabilities	(64,893)	(78,133)
Net cash flows from operating activities	(32,713)	67,572

Cash Flows From Investing Activities:
Utility plant additions	(44,389)	(66,668)
Proceeds from sales of NDT investments	14,284	26,760
Purchases of NDT investments	(15,122)	(27,395)
Return of principal on PVNGS lessor notes	10,965	12,632
Other, net	1,214	180
Net cash flows from investing activities	(33,048)	(54,491)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash Flows From Financing Activities:
Short-term borrowings (repayments), net	67,800	(21,900)
Valencia’s transactions with its owner	(5,260)	(4,009)
Dividends paid	(132)	(132)
Other, net	(584)	953
Net cash flows from financing activities	61,824	(25,088)

Change in Cash and Cash Equivalents	(3,937)	(12,007)
Cash and Cash Equivalents at Beginning of Period	3,958	12,307
Cash and Cash Equivalents at End of Period	$21	$300

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$4,304	$4,141
Income taxes paid (refunded), net	$—	$(63,114)

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$21	$3,958
Accounts receivable, net of allowance for uncollectible accounts of $1,339 and $1,751	69,684	69,876
Unbilled revenues	43,557	49,085
Other receivables	42,905	50,975
Affiliate receivables	9,790	9,050
Materials, supplies, and fuel stock	55,911	56,790
Regulatory assets	37,273	36,490
Commodity derivative instruments	2,114	3,785
Income taxes receivable	80,320	80,223
Other current assets	37,052	27,457
Total current assets	378,627	387,689
Other Property and Investments:
Investment in PVNGS lessor notes	43,752	54,325
Investments held by NDT	197,691	188,971
Other investments	4,196	4,034
Non-utility property	976	976
Total other property and investments	246,615	248,306
Utility Plant:
Plant in service and plant held for future use	4,139,281	4,133,532
Less accumulated depreciation and amortization	1,361,199	1,355,240
	2,778,082	2,778,292
Construction work in progress	108,556	102,329
Nuclear fuel, net of accumulated amortization of $49,605 and $42,644	81,376	81,627
Net utility plant	2,968,014	2,962,248
Deferred Charges and Other Assets:
Regulatory assets	423,208	431,956
Goodwill	51,632	51,632
Commodity derivative instruments	—	352
Other deferred charges	87,161	81,724
Total deferred charges and other assets	562,001	565,664
	$4,155,257	$4,163,907

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$88,900	$21,100
Accounts payable	56,186	73,914
Affiliate payables	15,432	25,340
Customer deposits	16,040	18,176
Accrued interest and taxes	51,424	30,320
Regulatory liabilities	—	15,172
Commodity derivative instruments	4,132	1,000
Dividends declared	132	132
Current portion of accumulated deferred income taxes	3,447	3,447
Other current liabilities	40,667	54,150
Total current liabilities	276,360	242,751
Long-term Debt	1,215,589	1,215,579
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	584,511	573,881
Accumulated deferred investment tax credits	13,694	14,242
Regulatory liabilities	380,887	379,841
Asset retirement obligations	86,782	85,042
Accrued pension liability and postretirement benefit cost	143,307	208,618
Commodity derivative instruments	1,785	1,933
Other deferred credits	91,626	95,585
Total deferred credits and liabilities	1,302,592	1,359,142
Total liabilities	2,794,541	2,817,472
Commitments and Contingencies (See Note 9)
Cumulative Preferred Stock
without mandatory redemption requirements ($100 stated value; 10,000,000 authorized; issued and outstanding 115,293 shares)	11,529	11,529
Equity:
PNM common stockholder’s equity:
Common stock outstanding (no par value; 40,000,000 shares authorized; issued and outstanding 39,117,799 shares)	1,061,776	1,061,776
Accumulated other comprehensive income (loss), net of income taxes	(76,514)	(81,414)
Retained earnings	285,138	273,701
Total PNM common stockholder’s equity	1,270,400	1,254,063
Non-controlling interest in Valencia	78,787	80,843
Total equity	1,349,187	1,334,906
	$4,155,257	$4,163,907

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Attributable to PNM
				Total PNM Common Stockholder’s Equity	Non- controlling Interest in Valencia

	Common Stock	AOCI	Retained Earnings			Total Equity

	(In thousands)
Balance at December 31, 2012	$1,061,776	$(81,414)	$273,701	$1,254,063	$80,843	$1,334,906
Valencia’s transactions with its owner	—	—	—	—	(5,260)	(5,260)
Net earnings	—	—	11,569	11,569	3,204	14,773
Total other comprehensive income	—	4,900	—	4,900	—	4,900
Dividends declared on preferred stock	—	—	(132)	(132)	—	(132)
Balance at March 31, 2013	$1,061,776	$(76,514)	$285,138	$1,270,400	$78,787	$1,349,187

The accompanying notes, as they relate to PNM, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Electric Operating Revenues	$59,771	$54,958
Operating Expenses:
Cost of energy	13,046	11,290
Administrative and general	11,119	10,468
Depreciation and amortization	11,681	11,287
Transmission and distribution costs	5,692	5,405
Taxes other than income taxes	5,179	4,717
Total operating expenses	46,717	43,167
Operating income	13,054	11,791
Other Income and Deductions:
Other income	337	490
Other deductions	(129)	(385)
Net other income	208	105
Interest Charges	7,246	7,097
Earnings before Income Taxes	6,016	4,799
Income Taxes	2,290	1,788
Net Earnings	$3,726	$3,011

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net Earnings	$3,726	$3,011
Other Comprehensive Income (Loss):
Fair Value Adjustment for Cash Flow Hedges:
Change in fair market value, net of income tax (expense) benefit of $(4) and $59	8	(106)
Reclassification adjustment for losses included in net earnings, net of income tax expense (benefit) of $(17) and $(15)	31	27
Total Other Comprehensive Income (Loss)	39	(79)
Comprehensive Income	$3,765	$2,932

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash Flows From Operating Activities:
Net earnings	$3,726	$3,011
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	12,686	12,604
Deferred income tax expense	2,448	1,720
Other, net	—	(276)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenues	(1,405)	3,751
Materials and supplies	65	60
Other current assets	218	(721)
Other assets	(58)	(50)
Accounts payable	4,130	(1,966)
Accrued interest and taxes	686	2,451
Other current liabilities	(1,278)	2,393
Other liabilities	1,076	(4,496)
Net cash flows from operating activities	22,294	18,481
Cash Flows From Investing Activities:
Utility plant additions	(24,594)	(13,082)
Net cash flows from investing activities	(24,594)	(13,082)
Cash Flow From Financing Activities:
Short-term borrowings (repayments), net	25,000	—
Short-term borrowings (repayments) – affiliate, net	(22,700)	(700)
Net cash flows from financing activities	2,300	(700)

Change in Cash and Cash Equivalents	—	4,699
Cash and Cash Equivalents at Beginning of Period	1	1
Cash and Cash Equivalents at End of Period	$1	$4,700

Supplemental Cash Flow Disclosures:
Interest paid, net of amounts capitalized	$171	$104
Income taxes paid (refunded), net	$(604)	$(1,952)

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1	$1
Accounts receivable	19,950	17,217
Unbilled revenues	6,853	8,181
Other receivables	762	2,359
Materials and supplies	2,788	2,853
Regulatory assets	4,205	2,630
Current portion of accumulated deferred income taxes	1,131	1,131
Other current assets	841	1,107
Total current assets	36,531	35,479
Other Property and Investments:
Other investments	281	281
Non-utility property	2,240	2,240
Total other property and investments	2,521	2,521
Utility Plant:
Plant in service and plant held for future use	1,022,770	1,009,108
Less accumulated depreciation and amortization	346,365	339,315
	676,405	669,793
Construction work in progress	28,207	19,801
Net utility plant	704,612	689,594
Deferred Charges and Other Assets:
Regulatory assets	119,866	123,621
Goodwill	226,665	226,665
Other deferred charges	8,747	8,349
Total deferred charges and other assets	355,278	358,635
	$1,098,942	$1,086,229

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share information)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short-term debt	$25,000	$—
Short-term debt – affiliate	5,600	28,300
Accounts payable	12,045	8,848
Affiliate payables	2,597	4,381
Accrued interest and taxes	31,177	30,491
Other current liabilities	10,251	8,854
Total current liabilities	86,670	80,874
Long-term Debt	311,745	311,589
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	166,302	163,710
Regulatory liabilities	45,321	43,619
Asset retirement obligations	747	732
Accrued pension liability and postretirement benefit cost	14,404	15,947
Other deferred credits	6,174	5,944
Total deferred credits and other liabilities	232,948	229,952
Total liabilities	631,363	622,415
Commitments and Contingencies (See Note 9)
Common Stockholder’s Equity:
Common stock outstanding ($10 par value; 12,000,000 shares authorized;
issued and outstanding 6,358 shares)	64	64
Paid-in-capital	390,366	390,366
Accumulated other comprehensive income (loss), net of income taxes	(177)	(216)
Retained earnings	77,326	73,600
Total common stockholder’s equity	467,579	463,814
	$1,098,942	$1,086,229

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
A WHOLLY OWNED SUBSIDIARY OF PNM RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Common Stock	Paid-in Capital	AOCI	Retained Earnings	Total Common Stockholder's Equity
	(In thousands)
Balance at December 31, 2012	$64	$390,366	$(216)	$73,600	$463,814
Net earnings	—	—	—	3,726	3,726
Total other comprehensive income	—	—	39	—	39
Balance at March 31, 2013	$64	$390,366	$(177)	$77,326	$467,579

The accompanying notes, as they relate to TNMP, are an integral part of these financial statements.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Significant Accounting Policies and Responsibility for Financial Statements

Financial Statement Preparation

In the opinion of management, the accompanying unaudited interim Condensed Consolidated Financial Statements reflect all normal and recurring accruals and adjustments that are necessary to present fairly the consolidated financial position at March 31, 2013 and December 31, 2012, and the consolidated results of operations, comprehensive income, and consolidated cash flows for the three months ended March 31, 2013 and 2012. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could ultimately differ from those estimated. The Notes to Condensed Consolidated Financial Statements include disclosures for PNMR, PNM, and TNMP. This report uses the term “Company” when discussing matters of common applicability to PNMR, PNM, and TNMP. Discussions regarding only PNMR, PNM, or TNMP are so indicated. Certain amounts in the 2012 Condensed Consolidated Financial Statements and Notes thereto have been reclassified to conform to the 2013 financial statement presentation.

These Condensed Consolidated Financial Statements are unaudited. Certain information and note disclosures normally included in the annual Consolidated Financial Statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these financial statements should refer to PNMR’s, PNM’s, and TNMP’s audited Consolidated Financial Statements and Notes thereto that are included in their respective 2012 Annual Reports on Form 10-K. Weather causes the Company’s results of operations to be seasonal in nature and the results of operations presented in the accompanying Condensed Consolidated Financial Statements are not necessarily representative of operations for an entire year.

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

PNMR shared services' administrative and general expenses, which represent costs that are primarily driven by corporate level activities, are charged to the business segments at cost. Other significant intercompany transactions between PNMR, PNM, and TNMP include interest and income tax sharing payments, as well as dividends paid on common stock. All intercompany transactions and balances have been eliminated. See Note 11.

(2)	Segment Information

The following segment presentation is based on the methodology that management uses for making operating decisions and assessing performance of its various business activities. A reconciliation of the segment presentation to the GAAP financial statements is provided.

PNM
PNM includes the retail electric utility operations of PNM that are subject to traditional rate regulation by the NMPRC. PNM provides integrated electricity services that include the generation, transmission, and distribution of electricity for retail electric customers in New Mexico. PNM also provides generation service to firm-requirements wholesale customers and sells electricity into the general wholesale market, as well as providing transmission services to third parties. The sale of electricity

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

into the wholesale market includes the optimization of PNM's jurisdictional capacity, as well as the capacity excluded from retail rates. FERC has jurisdiction over wholesale and transmission rates.

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

PNMR SEGMENT INFORMATION

	PNM Electric	TNMP Electric	Corporate and Other	Consolidated
Three Months Ended March 31, 2013	(In thousands)
Electric operating revenues	$257,894	$59,771	$—	$317,665
Cost of energy	91,660	13,046	—	104,706
Margin	166,234	46,725	—	212,959
Other operating expenses	103,161	21,990	(3,703)	121,448
Depreciation and amortization	25,834	11,681	3,292	40,807
Operating income	37,239	13,054	411	50,704
Interest income	2,673	—	(39)	2,634
Other income (deductions)	1,407	208	(1,725)	(110)
Net interest charges	(19,957)	(7,246)	(4,094)	(31,297)
Segment earnings (loss) before income taxes	21,362	6,016	(5,447)	21,931
Income taxes (benefit)	6,589	2,290	(910)	7,969
Segment earnings (loss)	14,773	3,726	(4,537)	13,962
Valencia non-controlling interest	(3,204)	—	—	(3,204)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$11,437	$3,726	$(4,537)	$10,626

At March 31, 2013:
Total Assets	$4,155,257	$1,098,942	$116,561	$5,370,760
Goodwill	$51,632	$226,665	$—	$278,297
Additions to utility and non-utility plant included in accounts payable	$8,211	$1,055	$12	$9,278

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	PNM Electric	TNMP Electric	Corporate and Other	Consolidated
Three Months Ended March 31, 2012	(In thousands)
Electric operating revenues	$250,416	$54,958	$—	$305,374
Cost of energy	80,557	11,290	—	91,847
Margin	169,859	43,668	—	213,527
Other operating expenses	104,120	20,590	(3,326)	121,384
Depreciation and amortization	23,634	11,287	3,493	38,414
Operating income (loss)	42,105	11,791	(167)	53,729
Interest income	3,335	—	(43)	3,292
Other income (deductions)	4,982	105	(2,539)	2,548
Net interest charges	(18,493)	(7,097)	(3,976)	(29,566)
Segment earnings (loss) before income taxes	31,929	4,799	(6,725)	30,003
Income taxes (benefit)	10,852	1,788	(3,114)	9,526
Segment earnings (loss)	21,077	3,011	(3,611)	20,477
Valencia non-controlling interest	(3,265)	—	—	(3,265)
Subsidiary preferred stock dividends	(132)	—	—	(132)
Segment earnings (loss) attributable to PNMR	$17,680	$3,011	$(3,611)	$17,080

At March 31, 2012:
Total Assets	$4,031,859	$1,037,616	$128,421	$5,197,896
Goodwill	$51,632	$226,665	$—	$278,297
Additions to utility and non-utility plant included in accounts payable	$18,296	$801	$673	$19,770

(3)	Variable Interest Entities

GAAP determines how an enterprise evaluates and accounts for its involvement with variable interest entities, including determining the primary beneficiary of a variable interest entity, by focusing primarily on whether the enterprise has the power to direct the activities that most significantly impact the economic performance of a variable interest entity. GAAP also requires continual reassessment of the primary beneficiary of a variable interest entity. Additional information concerning PNM's variable interest entities is contained in Note 9 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K.

Valencia

PNM has a PPA to purchase all of the electric capacity and energy from Valencia, a 145 MW natural gas-fired power plant near Belen, New Mexico, through May 2028. A third-party built, owns, and operates the facility while PNM is the sole purchaser of the electricity generated. PNM is obligated to pay fixed operations and maintenance and capacity charges in addition to variable operations and maintenance charges under this PPA. For the three months ended March 31, 2013 and 2012, PNM paid $4.7 million and $4.6 million for fixed charges and $0.1 million and $0.1 million for variable charges. PNM does not have any other financial obligations related to Valencia. The assets of Valencia can only be used to satisfy obligations of Valencia and creditors of Valencia do not have any recourse against PNM’s assets. PNM has concluded that the third party entity that owns Valencia is a variable interest entity and that PNM is the primary beneficiary of the entity under GAAP. As the primary beneficiary, PNM consolidates the entity in its financial statements. The assets and liabilities of Valencia set forth below are immaterial to PNM and, therefore, not shown separately on the Condensed Consolidated Balance Sheets. The owner's equity and net income of Valencia are considered attributable to non-controlling interest.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information for Valencia is as follows:

Results of Operations

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating revenues	$4,775	$4,670
Operating expenses	(1,571)	(1,405)
Earnings attributable to non-controlling interest	$3,204	$3,265

Financial Position

	March 31,	December 31,
	2013	2012
	(In thousands)
Current assets	$2,691	$3,655
Net property, plant, and equipment	77,245	77,953
Total assets	79,936	81,608
Current liabilities	1,149	765
Owners’ equity – non-controlling interest	$78,787	$80,843

PVNGS Leases

PNM leases interests in Units 1 and 2 of PVNGS under arrangements, which were entered into in 1985 and 1986, that are accounted for as operating leases. PNM is not the legal or tax owner of the leased assets. PNM has an option to purchase the leased assets at appraised value at the end of the leases, but does not have a fixed price purchase option and does not provide residual value guarantees. As set forth in the leases, PNM has options to renew the leases at fixed rates, which represent 50% of the amounts during the original terms of the leases, for two years beyond the termination of the original lease terms. The option periods on all of the Unit 1 leases and one of the Unit 2 leases, amounting to 14% of the Unit 2 capacity under lease, may be further extended for up to an additional six years (the “Maximum Option Period”) if the appraised remaining useful lives and fair value of the leased assets are greater than parameters set forth in the leases. As discussed in Note 9 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K, PNM notified each of the lessors of the Unit 1 leases that it will extend each Unit 1 lease for the Maximum Option Period upon the expiration of the basic lease term on January 15, 2015. In addition, PNM notified each of the lessors in the Unit 2 leases that PNM will “retain” the assets leased under that lease upon the expiration of the basic lease term on January 15, 2016. PNM will be required to specify by notice to each of the lessors by January 15, 2014, whether on January 15, 2016 it will extend the Unit 2 leases or purchase the leased assets.

PNM is only obligated to make payments to the trusts for the scheduled semi-annual lease payments, which, net of amounts that will be returned to PNM through its ownership in related lessor notes, aggregate $65.9 million as of March 31, 2013 over the remaining original terms of the leases. Under certain circumstances (for example, final shutdown of the plant, the NRC issuing specified violation orders with respect to PVNGS, or the occurrence of specified nuclear events), PNM would be required to make specified payments to the beneficial owners and take title to the leased interests. If such an event had occurred as of March 31, 2013, PNM could have been required to pay the beneficial owners up to $160.4 million, which would result in PNM taking ownership of the leased assets and termination of the leases. PNM has no other financial obligations or commitments to the trusts or the beneficial owners. Creditors of the trusts have no recourse to PNM’s assets other than with respect to the contractual lease payments. PNM has no additional rights to the assets of the trusts other than the use of the leased assets.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM has evaluated the PVNGS lease arrangements, including the notices discussed above, and concluded that it does not have the power to direct the activities that most significantly impact the economic performance of the trusts and, therefore, is not the primary beneficiary of the trusts under GAAP. PNM has recorded no assets or liabilities related to the trusts other than the accrual of lease payments between the scheduled payment dates, which were $11.8 million at March 31, 2013 and $26.0 million at December 31, 2012 and are included in other current liabilities on the Condensed Consolidated Balance Sheets. For additional information regarding these leases, see Risk Factors, MD&A – Off Balance Sheet Arrangements and Note 7 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K.

Delta

PNM has a PPA covering the entire output of Delta, which is a variable interest under GAAP. PNM makes fixed and variable payments to Delta under the PPA. PNM also controls the dispatch of the generating plant, which impacts the variable payments made under the PPA and impacts the economic performance of the entity that owns Delta. PNM makes fixed and variable payments to Delta under the PPA. For the three months ended March 31, 2013 and 2012, PNM incurred fixed capacity charges of $1.6 million and $1.5 million and variable energy charges of $0.2 million and $0.1 million under the PPA. PNM’s only quantifiable obligation under the PPA is to make the fixed payments, which as of March 31, 2013, aggregated $43.7 million through the end of the PPA in 2020. PNM will also pay variable costs, which cannot be quantified since the amounts are based on how much the generating plant is in operation.
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
In December 2012, PNM entered into an agreement with the owners of Delta under which PNM would purchase the entity that owns Delta. At closing PNM would make a cash payment of $23.0 million, which would be adjusted for actual working capital compared to a targeted working capital and certain prepayments of debt. Delta had project financing debt of $18.5 million at March 31, 2013, including $3.0 million due by March 31, 2014, which PNM would retire at closing of the purchase. The purchase is subject to approval of the NMPRC and FERC, as well as other customary closing conditions. Furthermore, closing is subject to the seller remedying specified operational, NERC compliance, and environmental issues. FERC approved the purchase on February 26, 2013.
Delta informed PNM that at March 31, 2013, it had total assets of $26.1 million, including net property, plant, and equipment of $22.4 million, and total liabilities of $20.4 million. Delta also indicated its revenue for the three months ended March 31, 2013 was $1.8 million and its net earnings were $0.2 million. Consolidation of Delta would be immaterial to the Condensed Consolidated Balance Sheets of PNMR and PNM. Since all of Delta's revenues and expenses are attributable to its PPA arrangement with PNM, the primary impact of consolidating Delta to the Condensed Consolidated Statements of Earnings of PNMR and PNM would be to reclassify Delta's net earnings from operating expenses and reflect such amount as earnings attributable to a non-controlling interest, without any impact to net earnings attributable to PNMR and PNM.

(4)	Fair Value of Derivative and Other Financial Instruments

Energy Related Derivative Contracts

Overview

The primary objective for the use of derivative instruments, including energy contracts, options, and futures, is to manage price risk associated with forecasted purchases of energy and fuel used to generate electricity, as well as managing anticipated generation capacity in excess of forecasted demand from existing customers. The Company's energy related derivative contracts manage commodity risk. PNM is required to meet the demand and energy needs of its retail and firm-requirements wholesale customers. PNM is exposed to market risk for its share of PVNGS Unit 3 and the needs of its firm-requirements wholesale customers not covered under a FPPAC. PNM’s operations are managed primarily through a net asset-backed strategy, whereby PNM’s aggregate net open forward contract position is covered by its forecasted excess generation capabilities or market purchases. PNM could be exposed to market risk if its generation capabilities were to be disrupted or if its load requirements were to be

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

greater than anticipated, to the extent not covered by the FPPAC. If all or a portion of load requirements were required to be covered as a result of such unexpected situations, commitments would have to be met through market purchases. Additional information concerning the Company's energy related derivative contracts, including how commodity risk is managed, is contained in Note 8 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K.
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

During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company was not hedging its exposure to the variability in future cash flows from commodity derivatives through designated cash flows hedges. The contracts recorded at fair value that do not qualify or are not designated for cash flow hedge accounting are classified as economic hedges. Economic hedges are defined as derivative instruments, including long-term power agreements, used to economically hedge generation assets, purchased power and fuel costs, and customer load requirements. Changes in the fair value of economic hedges are reflected in results of operations and are classified between operating revenues and cost of energy according to the intent of the hedge. The Company has no trading transactions.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity Derivatives

Commodity derivative instruments are summarized as follows:

	Economic Hedges
	March 31, 2013	December 31, 2012
PNMR and PNM	(In thousands)
Current assets	$2,114	$3,785
Deferred charges	—	352
	2,114	4,137

Current liabilities	(4,132)	(1,000)
Long-term liabilities	(1,785)	(1,933)
	(5,917)	(2,933)
Net	$(3,803)	$1,204

Certain of PNM's commodity derivative instruments included in the above table are subject to master netting agreements whereby assets and liabilities could be offset in the settlement process. The Company does not offset fair value, cash collateral, and accrued payable or receivable amounts recognized for derivative instruments under master netting arrangements and the above table reflects the gross amounts of assets and liabilities. The amounts that could be offset under master netting agreements were immaterial at March 31, 2013 and December 31, 2012.

At March 31, 2013 and December 31, 2012, PNMR and PNM had no amounts recognized for the legal right to reclaim cash collateral. In addition, at March 31, 2013 and December 31, 2012, amounts posted as cash collateral under margin arrangements were $1.9 million and $1.9 million for both PNMR and PNM. PNMR and PNM had no obligation to return cash collateral at March 31, 2013 and December 31, 2012. Cash collateral amounts are included in other current assets on the Condensed Consolidated Balance Sheets.

PNM has a NMPRC approved hedging plan to manage fuel and purchased power costs related to customers covered by its FPPAC. The table above includes less than $0.1 million of current assets and current liabilities at March 31, 2013 and December 31, 2012 related to this plan. The offsets to these amounts are recorded as regulatory assets and liabilities on the Condensed Consolidated Balance Sheets.

The following table presents the effect of commodity derivative instruments on earnings, excluding income tax effects. Commodity derivatives had no impact on OCI for the periods presented.

	Economic Hedges
	Three Months Ended
	March 31,
	2013	2012
PNMR and PNM	(In thousands)
Electric operating revenues	$(4,603)	$5,218
Cost of energy	756	(604)
Total gain (loss)	$(3,847)	$4,614

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commodity contract volume positions are presented in MMBTU for gas related contracts and in MWh for power related contracts. The table below presents PNMR’s and PNM’s net buy (sell) volume positions:

	Economic Hedges
	MMBTU	MWh
March 31, 2013
PNMR and PNM	1,425,000	(2,042,657)
December 31, 2012
PNMR and PNM	1,127,500	(2,477,520)
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

Contingent Feature – Credit Rating Downgrade	Contractual Liability	Existing Cash Collateral	Net Exposure
	(In thousands)
March 31, 2013
PNMR and PNM	$3,935	$—	$3,854
December 31, 2012
PNMR and PNM	$2,933	$—	$2,777

Sale of Power from PVNGS Unit 3

Since January 1, 2011, PNM has been selling power from its interest in PVNGS Unit 3 daily at market prices. PNM has established fixed rates for all of these sales through the end of 2013 through hedging arrangements that are accounted for as economic hedges. PNM is also partially hedged for 2014.

Non-Derivative Financial Instruments

The carrying amounts reflected on the Condensed Consolidated Balance Sheets approximate fair value for cash, receivables, and payables due to the short period of maturity. Available-for-sale securities are carried at fair value, which include unrealized gains on securities which have not been recognized in net earnings. Available-for-sale securities for PNMR and PNM consist of PNM assets held in the NDT for its share of decommissioning costs of PVNGS and a trust for PNM's share of post-term reclamation

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

costs related to the coal mines serving SJGS , which investments are included in "other investments" on the Condensed Consolidated Balance Sheet. PNMR and PNM do not have any unrecognized losses on available-for-sale securities. The fair value and gross unrealized gains of investments in available-for-sale securities are presented in the following table.

	March 31, 2013		December 31, 2012
	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value
		(In thousands)
Cash and cash equivalents	$—	$3,877	$—	$4,628
Equity securities:
Domestic value	8,782	34,410	5,223	30,044
Domestic growth	18,184	55,435	15,212	51,650
International and other	803	15,420	247	14,868
Fixed income securities:
U.S. Government	1,077	33,721	1,305	32,592
Municipals	3,845	43,459	4,069	43,861
Corporate and other	989	15,085	1,100	14,868
	$33,680	$201,407	$27,156	$192,511

The proceeds and gross realized gains and losses on the disposition of available-for-sale securities for PNMR and PNM are shown in the following table. Realized gains and losses are determined by specific identification of costs of securities sold.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Proceeds from sales	$14,284	$26,760
Gross realized gains	$1,391	$2,332
Gross realized (losses)	$(407)	$(738)

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2013, the available-for-sale and held-to-maturity debt securities had the following final maturities:

	Fair Value
	Available-for-Sale	Held-to-Maturity
	PNMR and PNM	PNMR	PNM
	(In thousands)
Within 1 year	$1,792	$7,478	$3,780
After 1 year through 5 years	30,751	66,708	66,375
After 5 years through 10 years	17,244	—	—
After 10 years through 15 years	8,637	—	—
After 15 years through 20 years	11,060	—	—
After 20 years	22,781	—	—
	$92,265	$74,186	$70,155

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

For the NDT and reclamation trust investments, Level 2 fair values are provided by the trustee utilizing a pricing service. The pricing provider predominantly uses the market approach using bid side market value based upon a hierarchy of information for specific securities or securities with similar characteristics. For commodity derivatives, Level 2 fair values are determined based on market observable inputs, which are validated using multiple broker quotes, including forward price, volatility, and interest rate curves to establish expectations of future prices. Credit valuation adjustments are made for estimated credit losses based on the overall exposure to each counterparty. For long-term debt, Level 2 fair values are provided by an external pricing service. The pricing service primarily utilizes quoted prices for similar debt in active markets when determining fair value. For investments categorized as Level 3, primarily the PVNGS lessor notes and other investments, fair values were determined by discounted cash flow models that take into consideration discount rates that are observable for similar type assets and liabilities. Management of the Company independently verifies the information provided by pricing services.

The Company records any transfers between fair value hierarchy levels as of the end of each calendar quarter. There were no transfers between levels during the three months ended March 31, 2013 and 2012.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Items recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

		GAAP Fair Value Hierarchy
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 31, 2013		(In thousands)
PNMR and PNM
Decommissioning and reclamation investments:
Cash and cash equivalents	$3,877	$3,877	$—
Equity securities:
Domestic value	34,410	34,410	—
Domestic growth	55,435	55,435	—
International and other	15,420	15,420	—
Fixed income securities:
U.S. government	33,721	30,193	3,528
Municipals	43,459	—	43,459
Corporate and other	15,085	—	15,085
	$201,407	$139,335	$62,072

Commodity derivative assets	$2,114	$—	$2,114
Commodity derivative liabilities	(5,917)	—	(5,917)
Net	$(3,803)	$—	$(3,803)

December 31, 2012
PNMR and PNM
Decommissioning and reclamation investments:
Cash and cash equivalents	$4,628	$4,628	$—
Equity securities:
Domestic value	30,044	30,044	—
Domestic growth	51,650	51,650	—
International and other	14,868	14,868	—
Fixed income securities:
U.S. government	32,592	27,737	4,855
Municipals	43,861	—	43,861
Corporate and other	14,868	—	14,868
	$192,511	$128,927	$63,584

Commodity derivative assets	$4,137	$—	$4,137
Commodity derivative liabilities	(2,933)	—	(2,933)
Net	$1,204	$—	$1,204

There were no Level 3 fair value measurements at March 31, 2013 or December 31, 2012.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and fair values of investments in PVNGS lessor notes, other investments, and long-term debt, which are not recorded at fair value on the Condensed Consolidated Balance Sheets are presented below:

			GAAP Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2013	(In thousands)
PNMR
Long-term debt	$1,672,456	$1,977,199	$—	$1,974,550	$2,649
Investment in PVNGS lessor notes	$66,375	$69,155	$—	$—	$69,155
Other investments	$4,647	$6,939	$761	$—	$6,178
PNM
Long-term debt	$1,215,589	$1,391,714	$—	$1,391,714	$—
Investment in PVNGS lessor notes	$66,375	$69,155	$—	$—	$69,155
Other investments	$480	$480	$480	$—	$—
TNMP
Long-term debt	$311,745	$418,912	$—	$418,912	$—
Other investments	$281	$281	$281	$—	$—

December 31, 2012
PNMR
Long-term debt	$1,672,290	$1,969,362	$—	$1,966,725	$2,637
Investment in PVNGS lessor notes	$77,682	$84,198	$—	$—	$84,198
Other investments	$5,599	$6,965	$774	$—	$6,191
PNM
Long-term debt	$1,215,579	$1,385,433	$—	$1,385,433	$—
Investment in PVNGS lessor notes	$77,682	$84,198	$—	$—	$84,198
Other investments	$494	$494	$494	$—	$—
TNMP
Long-term debt	$311,589	$418,166	$—	$418,166	$—
Other investments	$281	$281	$281	$—	$—

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

In accordance with GAAP, dual presentation of basic and diluted earnings per share is presented in the Condensed Consolidated Statements of Earnings of PNMR. Information regarding the computation of earnings per share is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share amounts)
Net Earnings Attributable to PNMR	$10,626	$17,080
Average Number of Common Shares:
Outstanding during period	79,654	79,654
Vested awards of restricted stock	211	200
Average Shares - Basic	79,865	79,854
Dilutive Effect of Common Stock Equivalents (1):
Stock options and restricted stock	715	621
Average Shares - Diluted	80,580	80,475
Net Earnings Per Share of Common Stock:
Basic	$0.13	$0.21
Diluted	$0.13	$0.21

(1)	Excludes the effect of out-of-the-money options for 827,977 shares of common stock at March 31, 2013.

(6)	Stock-Based Compensation

PNMR has various stock-based compensation programs, including stock options, restricted stock, and performance shares granted under the Performance Equity Plan (“PEP”). In 2011, the Company changed its approach to awarding stock-based compensation. As a result, no stock options have been granted in 2013 or 2012 and awards of restricted stock have increased. Certain restricted stock awards are subject to achieving performance or market targets and some also have time vesting requirements. Other awards of restricted stock are only subject to time vesting requirements. Additional information concerning stock-based compensation under PNMR's Performance Equity Plan ("PEP") is contained in Note 13 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K.

Restricted stock under the PEP refers to awards of stock subject to vesting, performance, or market conditions rather than to shares with contractual post-vesting restrictions. Generally, the awards vest ratably over three years from the grant date of the award. However, certain awards with performance or market conditions vest upon satisfaction of those conditions. In addition, plan provisions provide that upon retirement, participants become 100% vested in stock awards.

The stock-based compensation expense related to stock options and restricted stock awards without performance or market conditions is amortized to compensation expense over the requisite vesting period, which is generally three years. However, compensation expense for awards to participants that are retirement eligible on the award date is recognized immediately at the award date and is not amortized. Compensation expense for performance-based shares is recognized ratably over the performance period and is adjusted periodically to reflect the level of achievement expected to be attained. Compensation expense related to market-based shares is recognized ratably over the measurement period, regardless of the actual level of achievement, provided the employees remain with the Company during the period. At March 31, 2013 and December 31, 2012, PNMR had unrecognized expense related to stock awards of $6.8 million and $3.8 million.

The Company uses the Black Scholes option pricing model to estimate the fair value of stock option awards based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and post-vesting employment termination behaviors, expected exercising patterns for these same homogeneous groups, and both the implied and historical volatility of PNMR's stock price. The grant date fair value for restricted stock and stock awards with Company internal performance targets is determined based on the market price of PNMR common stock on the date of the agreements reduced by the present value of future dividends, which will not be received prior to vesting, applied to the total number of shares that are anticipated to vest, although the number of shares that ultimately vest cannot be determined until after the performance periods end. The grant date fair value of stock awards with market targets is determined using Monte Carlo simulation models, which provide grant date fair values that include an expectation of the number of shares to vest.

The following table summarizes the weighted-average assumptions used to determine the awards grant date fair value:

	Three Months Ended March 31,
Restricted Shares and Performance Based Shares	2013	2012
Expected quarterly dividends per share	$0.165	$0.145
Risk-free interest rate	0.38%	0.69%

Market-Based Shares
Dividend yield	2.86%	3.45%
Expected volatility	25.11%	43.98%
Risk-free interest rate	0.36%	1.04%

The following table summarizes activity in stock options and restricted stock awards, including performance-based and market-based shares, for the three months ended March 31, 2013:

	Stock Option Shares	Weighted- Average Exercise Price	Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding at beginning of period	1,992,700	$20.72	353,722	$14.03
Granted	—	$—	226,313	$19.82
Exercised	(180,527)	$12.70	(240,158)	$16.12
Forfeited	—	$—	(866)	$13.67
Expired	(256,426)	$27.24	—	$—
Outstanding at end of period	1,555,747	$20.58	339,011	$16.86

Included as granted and exercised in the tables above are 100,953 shares that were based upon achieving performance or market targets for 2012. The Board approved these shares in February 2013, including shares with market targets at near maximum levels.

PNMR also has share agreements that provide for performance or market targets through 2015. Excluded from the above tables are maximums of 188,129, 198,369, and 179,811 shares for periods ending in 2013, 2014, and 2015 that would be awarded if all performance or market criteria are achieved and all executives remain eligible.

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

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2013, the aggregate intrinsic values of stock options outstanding and exercisable were $7.8 million and $7.7 million with weighted-average remaining contract lives of 4.06 and 4.05 years. At March 31, 2013, the exercise price of 827,977 outstanding stock options is greater than the closing price of PNMR common stock on that date; therefore, those options have no intrinsic value.

The following table provides additional information concerning stock options and restricted stock activity, including performance-based and market-based shares:

	Three Months Ended March 31,
Stock Options	2013	2012
Weighted-average grant date fair value of options granted	$—	$—
Total fair value of options that vested (in thousands)	$620	$1,058
Total intrinsic value of options exercised (in thousands)	$1,824	$1,722

Restricted Stock
Weighted-average grant date fair value	$19.82	$14.33
Total fair value of restricted shares that vested (in thousands)	$3,871	$3,232

(7)	Financing

Additional information concerning financing activities, including a TNMP cash-flow hedge that establishes a fixed interest rate on a variable rate loan, is contained in Note 6 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K.

Short-term Debt

PNMR has a revolving credit financing capacity of $300.0 million under the PNMR Revolving Credit Facility. PNM has a revolving credit financing capacity of $400.0 million under the PNM Revolving Credit Facility. Both of these facilities currently expire on October 31, 2017 and provide for an additional one-year extension option, subject to approval by the lenders. PNMR borrowed $100.0 million under the PNMR Term Loan Agreement in December 2012. TNMP has a revolving credit facility with financing capacity of $75.0 million under the TNMP Revolving Credit Facility that expires in December 2015. At March 31, 2013, the weighted average interest rate was 1.96% for borrowings outstanding under the PNMR Revolving Credit Facility, 1.335% for the PNMR Term Loan Agreement, 1.71% for the PNM Revolving Credit Facility, and 1.83% for the TNMP Revolving Credit Facility. Short-term debt outstanding consisted of:

	March 31,	December 31,
Short-term Debt	2013	2012
	(In thousands)
PNM – Revolving credit facility	$88,900	$21,100
TNMP – Revolving credit facility	25,000	—
PNMR:
Revolving credit facility	29,400	37,600
PNMR Term Loan Agreement	100,000	100,000
	$243,300	$158,700

At May 1, 2013, PNMR, PNM, and TNMP had $228.4 million, $380.3 million, and $44.7 million of availability under their respective revolving credit facilities, including reductions of availability due to outstanding letters of credit. Total availability at May 1, 2013, on a consolidated basis, was $653.4 million for PNMR. As of May 1, 2013, TNMP had $28.5 million in borrowings

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

from PNMR under their intercompany loan agreement. At May 1, 2013, PNMR, PNM and TNMP had consolidated invested cash of $4.5 million, none, and none.

Financing Activities

On March 6, 2013, TNMP commenced an offer to exchange any and all of TNMP's $265.5 million aggregate principal amount outstanding 9.50% First Mortgage Bonds, due 2019, Series 2009A, for a new series of 6.95% First Mortgage Bonds, due 2043, Series 2013A, and up to $140 in cash for each $1,000 of bonds exchanged. Settlement of the exchange offer occurred on April 3, 2013. Upon settlement, TNMP issued $93.2 million of 6.95% First Mortgage Bonds and paid an aggregate of $13.0 million in cash in exchange for $93.2 million of 9.50% First Mortgage Bonds, in addition to payment of accrued and unpaid interest on the exchanged bonds. The exchange will result in the recording of a $23.2 million premium on the 6.95% First Mortgage Bonds reflecting the contractual interest rate being in excess of the market rate of interest on the date of the exchange. A regulatory asset will be recorded to offset the premium, as well as the cash consideration paid in the exchange.
On April 22, 2013, PNM entered into a $75.0 million Term Loan Agreement (the “PNM Term Loan Agreement”) among PNM, the lenders identified therein, and Union Bank, N.A., as Administrative Agent. Funding of the PNM Term Loan Agreement occurred on April 22, 2013, at which time the funds were used to repay $75.0 million in borrowings made under the PNM Revolving Credit Facility. The PNM Term Loan Agreement bears interest at a variable rate and must be repaid on or before October 21, 2014. The PNM Term Loan Agreement includes customary covenants, including requirements to not exceed a maximum consolidated debt-to-consolidated capitalization ratio and customary events of default. The PNM Term Loan Agreement has a cross default provision and a change of control provision.

(8)	Pension and Other Postretirement Benefit Plans

PNMR and its subsidiaries maintain qualified defined benefit pension plans, postretirement benefit plans providing medical and dental benefits, and executive retirement programs (“PNM Plans” and “TNMP Plans”). PNMR maintains the legal obligation for the benefits owed to participants under these plans.

Additional information concerning pension and OPEB plans is contained in Note 12 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K. Annual net periodic benefit cost (income) for the plans is actuarially determined using the methods and assumptions set forth in that note and is recognized ratably throughout the year.

PNM Plans

The following tables present the components of the PNM Plans’ net periodic benefit cost:

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2013	2012	2013	2012	2013	2012
	(In thousands)
Components of Net Periodic
Benefit Cost
Service cost	$—	$—	$65	$54	$—	$—
Interest cost	7,035	8,058	1,028	1,324	180	219
Long-term return on plan assets	(10,482)	(10,325)	(1,261)	(1,225)	—	—
Amortization of net loss	3,710	2,629	1,061	972	58	21
Amortization of prior service cost	19	79	(336)	(336)	—	—
Net periodic benefit cost	$282	$441	$557	$789	$238	$240

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM made contributions to its pension plan trust of $60.0 million and $77.7 million in the three months ended March 31, 2013 and 2012. PNM does not anticipate making additional contributions to its pension trust in 2013.  Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, PNM estimates minimum required contributions for its pension plan trust would total $49.1 million for 2014-2017. Minimum required contributions were developed using current funding assumptions, including discount rates of 4.8% to 5.2%. Actual amounts required to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. PNM may make additional contributions at its discretion. PNM made contributions to the OPEB trust of $0.5 million and $0.8 million in the three months ended March 31, 2013 and 2012. PNM expects contributions during 2013 to the OPEB trust to total $3.3 million.  Disbursements under the executive retirement program, which are funded by PNM and considered to be contributions to the plan, were $0.4 million in the three months ended March 31, 2013 and 2012 and are expected to total $1.5 million during 2013.

TNMP Plans

The following tables present the components of the TNMP Plans’ net periodic benefit cost (income):

	Three Months Ended March 31,
	Pension Plan		OPEB Plan		Executive Retirement Program
	2013	2012	2013	2012	2013	2012
			(In thousands)
Components of Net Periodic
Benefit Cost (Income)
Service cost	$—	$—	$75	$61	$—	$—
Interest cost	772	909	141	156	9	11
Long-term return on plan assets	(1,212)	(1,331)	(126)	(129)	—	—
Amortization of net (gain) loss	262	115	—	(52)	—	—
Amortization of prior service cost	—	—	14	14	—	—
Net Periodic Benefit Cost (Income)	$(178)	$(307)	$104	$50	$9	$11

TNMP made contributions to its pension plan trust of $1.0 million and $5.3 million in the three months ended March 31, 2013 and 2012. TNMP does not anticipate making additional contributions to its pension trust in 2013. Based on current law, including recent amendments to funding requirements, and estimates of portfolio performance, TNMP estimates there would be no minimum required contributions to its pension plan trust for 2014-2017. Minimum required contributions were developed using current funding assumptions, including discount rates of 4.8% and 5.2%. Actual amounts to be funded in the future will depend on the actuarial assumptions at that time, including the appropriate discount rate. TNMP may make additional contributions at its discretion. TNMP made contributions to the OPEB trust of zero and $0.3 million in the three months ended March 31, 2013 and 2012. TNMP expects contributions during 2013 to the OPEB trust to total $0.3 million. Disbursements under the executive retirement program, which are funded by TNMP and considered to be contributions to the plan, were less than $0.1 million in the three months ended March 31, 2013 and 2012 and are expected to total $0.1 million during 2013.

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
Additional information concerning commitments and contingencies is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K.

Commitments and Contingencies Related to the Environment

Nuclear Spent Fuel and Waste Disposal

Nuclear power plant operators are required to enter into spent fuel disposal contracts with the DOE that require the DOE to accept and dispose of all spent nuclear fuel and other high-level radioactive wastes generated by domestic power reactors. Although the Nuclear Waste Policy Act required the DOE to develop a permanent repository for the storage and disposal of spent nuclear fuel by 1998, the DOE announced that it would not be able to open the repository by 1998 and sought to excuse its performance under the contract. In November 1997, the D.C. Circuit issued a decision preventing the DOE from excusing its own delay, but refused to order the DOE to begin accepting spent nuclear fuel. Based on this decision and the DOE's delay, a number of utilities, including APS (on behalf of itself and the other PVNGS owners, including PNM), filed damages actions against the DOE in the Court of Federal Claims. The PVNGS owners previously received a damages award for costs incurred through December 2006. APS filed a subsequent lawsuit, on behalf of itself and the other PVNGS owners, against DOE in the Court of Federal Claims on December 19, 2012. The lawsuit alleges that from January 1, 2007, through June 30, 2011, APS, as a co-owner of PVNGS, incurred additional damages due to DOE's continuing failure to remove spent nuclear fuel and high level waste from PVNGS. PNM is unable to predict the outcome of this matter. PNM estimates that it will incur approximately $42.8 million (in 2010 dollars) for its share of the costs related to the on-site interim storage of spent nuclear fuel at PVNGS during the term of the operating licenses. PNM accrues these costs as a component of fuel expense as the fuel is consumed. At March 31, 2013 and December 31, 2012, PNM had a liability for interim storage costs of $12.6 million and $13.9 million included in other deferred credits.

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

In litigation involving several environmental groups, the United States District Court for the District of Columbia entered a consent decree, which, as amended, required EPA to issue a final rulemaking on New Mexico's regional haze SIP by November 15, 2012. EPA approved all components of the SIP, except for the NOx BART determination for SJGS. With respect to that element of the SIP, EPA determined that with the FIP in place, it had met its obligation under the consent decree.

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
PNM previously indicated it estimated the cost of SNCRs on all four units of SJGS to be between approximately $85 million and $90 million based on a conceptual design study. Along with the SNCR installation, additional equipment would be required to be installed to meet the NAAQS requirements described below, the cost of which had been estimated to total between approximately $105 million and $110 million for all four units of SJGS. The estimates for SNCRs and the NAAQS requirements include gross receipts taxes, AFUDC, and other PNM costs.

Based upon its current SJGS ownership interest, PNM's share of the costs under either SCRs or SNCRs as described above would be about 46.3%.
During 2012 and early 2013, PNM engaged in discussions with NMED and EPA regarding an alternative to the FIP and SIP. On February 15, 2013, PNM, NMED, and EPA agreed to pursue a revised plan that could provide a new BART path to comply with federal visibility rules at SJGS. The terms of the non-binding agreement would result in the retirement of SJGS Units 2 and

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by the later of January 31, 2016 or 15 months after EPA approval of a revised SIP. Under this plan, NMED would develop a revised SIP and submit it to the EIB for approval. Upon approval by EIB, the revised SIP would be submitted to EPA for approval. EIB approval is projected for the fourth quarter of 2013, with EPA action in late 2014.
NMPRC approval of the retirement of SJGS Units 2 and 3 and plans for PNM to acquire power to replace its reduced capacity from SJGS would also be part of implementation. PNM also anticipates requesting approval to recover from ratepayers the unrecovered investment in SJGS Units 2 and 3 and costs incurred to retire those units. At March 31, 2013, PNM's net book value of SJGS Units 2 and 3 was approximately $290 million.
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
In connection with the implementation of the plan, retirement of SJGS Units 2 and 3 could result in shifts in ownership among SJGS owners as may be agreed upon by the owners, including PNM acquiring additional ownership in SJGS Unit 4. Owners of the affected units also may seek approvals of their utility commissions or governing boards.
This plan primarily focuses on how SJGS would meet the regional haze rule, but also indicates that PNM would build a natural gas-fired generating plant to be sited at SJGS to partially replace the capacity from the retired coal units. Detailed replacement power strategies also would be finalized.  PNM believes adequate replacement power alternatives will be available to meet its generation needs and ensure reliability.
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
On April 1, 2013, PNM submitted a new BART analysis to the NMED reflecting the terms of the non-binding agreement including the installation of SNCRs on Units 1 and 4 and the retirement of Units 2 and 3. NMED is currently preparing a new proposed SIP for BART.

If the February 15, 2013 plan described above is implemented, PNM currently estimates its share of the costs to install SNCRs and the additional equipment to comply with NAAQS requirements on SJGS Units 1 and 4 would be approximately $63 million, including gross receipts taxes, AFUDC, and other PNM costs. This amount is based on the anticipation that PNM's ownership share of SJGS Units 1 and 4 would aggregate to approximately 52%. PNM also estimates that the cost of replacing a portion of PNM's share of the reduction in generating capacity due to the retirement of SJGS Units 2 and 3 with identified gas-fired peaking capacity would be approximately $280 million. Neither of these amounts is included in PNM's current construction expenditure forecast since approval of the plan is subject to numerous conditions. Additional base load generating capacity may be required to replace a portion of retired SJGS capacity. Although the nature of additional base load capacity has not yet been identified, it could come from PVNGS Unit 3 or additional gas-fired generation. Operating costs would also increase with the installation of either SCRs or SNCRs.

PNM can provide no assurance that the requirements of the plan agreed to on February 15, 2013 will be accomplished at all or within the required timeframes. If the February 15, 2013 plan is not implemented, PNM would seek to work with NMED and EPA to develop a revised timetable for implementation of the FIP. If an agreement on a revised timetable cannot be reached, PNM will likely be unable to complete the installation of SCRs on all four units at SJGS by the FIP deadline of September 21, 2016. In such event, PNM would likely seek relief from the compliance deadline from EPA or the Tenth Circuit in order to continue to be able to operate the plant during the completion of the installation process. If relief is not granted, PNM could be forced to temporarily cease operation of some or all of the SJGS units. If a shutdown was required, PNM would then have to acquire temporary replacement power through short-term or open-market purchases in order to serve the needs of its customers. There can be no assurance that sufficient replacement power will be available to serve PNM's needs or, if available, what costs would be incurred.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PNM is unable to predict the ultimate outcome of these matters or what additional pollution control equipment will be required at SJGS. PNM will seek recovery from its ratepayers for all costs that may be incurred as a result of the CAA requirements. Although the additional equipment and other final requirements will result in additional capital and operating costs being incurred, PNM believes that its access to the capital markets is sufficient to be able to finance the installation. It is possible that requirements to comply with the CAA, combined with the financial impact of possible future climate change regulation or legislation, if any, other environmental regulations, the result of litigation, and other business considerations, could jeopardize the economic viability of SJGS or the ability of individual participants to continue participation in the plant.

Four Corners

On August 6, 2012, the EPA issued its final BART determination for Four Corners. The rule includes two compliance alternatives. The first emission control strategy finalized by the EPA would require the installation of post-combustion controls, including SCRs, on each of Units 1-5 at Four Corners to reduce NOx emissions. Under the second emission control alternative, the owners of Four Corners would have the option to close permanently Units 1-3 by January 1, 2014 and install SCR post-combustion NOx controls on each of Units 4 and 5 by July 31, 2018. For particulate matter emissions, EPA is requiring Units 4 and 5 to meet an emission limit of 0.015 lb/MMBTU and the plant to meet a 20% opacity limit, both of which are achievable through operation of the existing baghouses. Although unrelated to BART, the final BART rule also imposes a 20% opacity limitation on certain fugitive dust emissions from Four Corners' coal and material handling operations. The Four Corners participants have until July 1, 2013 to notify the EPA of which emission control strategy Four Corners will follow.

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
PNM is continuing to evaluate the impacts of EPA's BART determination for Four Corners. PNM estimates its share of costs, including PNM's AFUDC, to be up to approximately $75 million for post-combustion controls at Four Corners Units 4 and 5. PNM would seek recovery from its ratepayers of all costs that are ultimately incurred. PNM has no ownership interest in Four Corners Units 1, 2, and 3. PNM is unable to predict the ultimate outcome of this matter.

SCE, a participant in Four Corners, has indicated that certain California legislation may prohibit it from making emission control expenditures at Four Corners. APS and SCE entered into an asset purchase agreement, providing for the purchase by APS of SCE's 48% interest in each of Units 4 and 5 of Four Corners. The principal remaining condition to closing is the negotiation and execution of a new coal supply contract for Four Corners on terms reasonably acceptable to APS. See Coal Supply below. APS has announced that, if APS's purchase of SCE's interests in Units 4 and 5 at Four Corners is consummated, it will shutdown Units 1, 2, and 3 at the plant.
Four Corners BART FIP Challenge
On October 22, 2012, WEG filed a petition for review in the Ninth Circuit challenging the Four Corners BART FIP.  In its petition, WEG alleges that the final BART rule results in more air pollution being emitted into the air than allowed by law and that EPA failed to follow the requirements of the ESA.  APS intervened in this matter and filed a motion to dismiss this lawsuit for lack of jurisdiction or alternatively to transfer the lawsuit to the Tenth Circuit. On February 25, 2013, the Ninth Circuit denied APS' motion to dismiss, but granted the request to transfer the case to the Tenth Circuit. PNM cannot currently predict the outcome of this matter or the range of its potential impact.

Regional Haze Challenges

On December 27, 2012, WEG filed a petition for review in the Tenth Circuit challenging the SO2 and particulate matter emissions elements of EPA's approval of New Mexico's Regional Haze SIP.  PNM intervened in this matter. PNM is continuing to evaluate the impacts of WEG's challenge to EPA's approval of this SIP.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 26, 2013, HEAL Utah and other environmental groups filed petitions in the Tenth Circuit challenging EPA's final approval of the remaining elements of New Mexico's Regional Haze SIP, as well as EPA's approval of the Albuquerque/Bernalillo County Air Quality Control Board SIP.

PNM was granted intervention in both matters. On May 3, 2013, the Tenth Circuit ordered the parties to file consolidated briefing in the WEG and HEAL Utah matters due to the similarity of the WEG and HEAL Utah petitions.  PNM is unable to predict the ultimate outcome of these matters.
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
In August 2012, NMED issued a response to the EPA order stating that SJGS's operating permit would be reopened to make certain modifications to the permit. NMED issued a public notice regarding proposed modifications to the SJGS operating permit on September 19, 2012 and issued a revised operating permit on November 26, 2012. The revised permit includes changes to the SO2 and particulate matter emission limits that were previously incorporated into the SJGS NSR permit. In addition, the revised permit requires PNM to submit a compliance plan to address carbon monoxide (“CO”) emissions increases at SJGS Unit 2. The compliance plan must be submitted in May 2013 and requires that SJGS submit either a PSD permit application including BACT analysis for CO emissions from Unit 2 or a PSD avoidance permit application that limits net CO emissions increases below the CO PSD threshold of 100 tons per year. PNM is preparing a compliance plan, but does not believe it will have a material impact.

National Ambient Air Quality Standards (“NAAQS”)
The CAA requires EPA to set NAAQS for pollutants considered harmful to public health and the environment. EPA has set NAAQS for certain pollutants, including NOx, SO2, ozone, and particulate matter. In 2010, EPA updated the primary NOx and SO2 NAAQS to include a 1-hour maximum standard while retaining the annual standards for NOx and SO2 and the 24-hour SO2 standard. New Mexico is in attainment for the 1-hour NOx NAAQS. EPA has issued draft guidance on how to determine whether areas in a state comply with the new 1-hour SO2 NAAQS and announced that it will publish further guidance or initiate rulemaking on these matters.  Although the determination process has not been finalized, PNM believes that compliance with the 1-hour SO2 standard may require operational changes and/or equipment modifications at SJGS. On April 6, 2012, PNM filed an application for an amendment to its air permit for SJGS, which would be required for the installation of either SCRs or SNCRs described above. In addition, this application included a proposal by PNM to install equipment modifications for the purpose of reducing fugitive emissions, including NOx, SO2, and particulate matter. These modifications would help SJGS meet the NAAQS. It is anticipated that this technology would be installed at the same time as the installation of regional haze BART controls, in order to most efficiently and cost effectively conduct construction activities at SJGS. The cost of this technology is dependent upon the type of control technology that is ultimately determined to be NOx BART at SJGS. See Regional Haze - SJGS above.

EPA finalized revisions to its NAAQS for fine particulate matter on December 14, 2012. PNM is currently evaluating the impact of the revised standard on SJGS and its operations.

In January 2010, EPA announced it would strengthen the 8-hour ozone standard by setting a new standard in a range of 0.060-0.070 parts per million. Work is underway to reconsider the ozone standard, with proposed revisions expected in the fall of 2013 and a final standard published by the end of 2014.  Depending upon where the standard for ozone is set, San Juan County, where SJGS is situated, could be designated as not attaining the standard for ozone. If that were to occur, NMED would have responsibility for bringing the county into compliance and would look at all sources of NOx and volatile organic compounds since these are the pollutants that form ground-level ozone. As a result, SJGS could be required to install further NOx controls to meet a new ozone NAAQS. In addition, other counties in New Mexico, including Bernalillo County, may be designated as non-attainment. PNM cannot predict the outcome of this matter, the impact of other potential environmental mitigations, or if additional NOx controls would be required as a result of ozone non-attainment designation.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Citizen Suit Under the Clean Air Act
The operations of SJGS are covered by a Consent Decree with the Grand Canyon Trust and Sierra Club and with the NMED that includes stipulated penalties for non-compliance with specified emissions limits. Stipulated penalty amounts are placed in escrow on a quarterly basis pending review of SJGS's emissions performance. In May 2011, PNM entered into an agreement with NMED and the plaintiffs to resolve a dispute over the applicable NOx emission limits under the Consent Decree. Under the agreement, so long as the NOx emissions limits imposed under the EPA FIP and the New Mexico SIP meet a specified emissions limit, and PNM does not challenge these limits, the parties' dispute is deemed settled.
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

Four Corners Clean Air Act Lawsuit
In October 2011, Earthjustice, on behalf of several environmental organizations, filed a lawsuit in the United States District Court for the District of New Mexico against APS and the other Four Corners participants alleging violations of the NSR provisions of the CAA and NSPS violations. The plaintiffs seek to have the court enjoin operations at Four Corners until APS applies for and obtains any required NSR permits and complies with the NSPS. The plaintiffs further request the court to order the payment of civil penalties, including a beneficial mitigation project. The case is being held in abeyance while the parties seek to negotiate a settlement. On March 30, 2013, upon joint motion of the parties, the court issued an order deeming the motions to dismiss withdrawn without prejudice during pendency of the stay. At such time as the stay is lifted, the Four Corners participants may reinstate their motions to dismiss without risk of default. PNM cannot currently predict the outcome of this matter or the range of its potential impact.

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

Effluent Limitation Guidelines

On April 19, 2013, EPA proposed revised effluent limitation guidelines establishing technology-based wastewater discharge limitations for steam electric power plants.  EPA's proposal offers numerous options that target metals and other pollutants in wastewater streams originating from fly ash and bottom ash handling activities, scrubber activities, and non-chemical metal cleaning wastes operations.  EPA is subject to a consent decree deadline to finalize the revised guidelines by May 22, 2014. PNM is in the process of reviewing the pre-publication version of the rule to assess the impact to SJGS and Reeves Station, the only PNM-operated power plants that would be covered by the proposed rule. APS is currently assessing the impact to Four Corners. PNM is unable to predict the outcome of this matter or if it will have a material impact on PNM's financial position, results of operations, or cash flows.
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
The Superfund Oversight Section of the NMED has conducted multiple investigations into the chlorinated solvent plume in the vicinity of the site of the former Santa Fe Generating Station. In February 2008, a NMED site inspection report was submitted to EPA, which states that neither the source nor extent of contamination has been determined and also states that the source may

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

not be the former Santa Fe Generating Station. The NMED investigation is ongoing. In January 2013, NMED notified PNM that monitoring results from April 2012 showed elevated concentrations of nitrate in three monitoring wells and an increase in free-phase hydrocarbons in another well. None of these wells are routinely monitored as part of PNM's obligations under the settlement agreement. PNM is unable to predict the outcome of this matter, but does not believe the former generating station is the source of the nitrates or the increased levels of free-phase hydrocarbons.
Coal Combustion Byproducts Waste Disposal
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

Other Commitments and Contingencies
Coal Supply
The coal requirements for SJGS are being supplied by SJCC, a wholly owned subsidiary of BHP. In addition to coal delivered to meet the current needs of SJGS, PNM prepays SJCC for certain coal mined but not yet delivered to the plant site. At March 31, 2013 and December 31, 2012, prepayments for coal, which are included in other current assets, amounted to $14.1

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million and $9.9 million. These amounts reflect delivery of a portion of the prepaid coal and its utilization due to the mine fire incident described below. SJCC holds certain federal, state, and private coal leases and has an underground coal sales agreement to supply processed coal for operation of SJGS through 2017. Under the coal sales agreement, SJCC is reimbursed for all costs for mining and delivering the coal, including an allocated portion of administrative costs, and receives a return on its investment. BHP Minerals International, Inc. has guaranteed the obligations of SJCC under the coal agreement. The coal agreement contemplates the delivery of coal that would supply substantially all the requirements of SJGS through December 31, 2017.
APS purchases all of Four Corners' coal requirements from a supplier that is also a subsidiary of BHP and has a long-term lease of coal reserves with the Navajo Nation. The Four Corners coal contract runs through July 6, 2016 with pricing determined using an escalating base-price. In December 2012, BHP announced that it has entered into a Memorandum of Understanding with the Navajo Nation setting out the key terms under which the coal mine would be sold to the Navajo Nation. The BHP subsidiary would be retained as the mine manager and operator until July 2016. Key terms of the new coal supply contract are being finalized by the Navajo Nation and the Four Corners owners. As a result of this proposed change in ownership, APS now expects that a new coal supply contract would be executed upon completion of negotiations and following the endorsement of the transfer of ownership to a new Navajo Nation commercial enterprise to be established by the Navajo Nation Tribal Council. On April 29, 2013, the Navajo Nation Tribal Council approved the creation of the new commercial enterprise with sufficient power and authority to execute the transaction with BHP. PNM is unable to predict the outcome of this matter.
In 2010, PNM updated its study of the final reclamation costs for both the surface mines that previously provided coal to SJGS and the current underground mine providing coal and revised its estimates of the final reclamation costs. The estimate for decommissioning the Four Corners mine was also revised in 2010. Based on the most recent estimates, remaining payments for mine reclamation, in future dollars, are estimated to be $59.9 million for the surface mines at both SJGS and Four Corners and $19.7 million for the underground mine at SJGS as of March 31, 2013. At March 31, 2013 and December 31, 2012, liabilities, in current dollars, of $25.9 million and $26.8 million for surface mine reclamation and $4.3 million and $4.2 million for underground mine reclamation were recorded in other deferred credits.
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
The costs of the mine recovery flowed through the cost-reimbursable component of the coal supply agreement. PNM anticipates that it will recover through its FPPAC the portion of such costs allocable to its customers subject to New Mexico regulation. PNM's filings with the NMPRC reflect an estimate that this incident increased coal costs and the deferral of cost recovery under the FPPAC by $21.6 million. SJCC has submitted an insurance claim regarding the costs it incurred due to the mine fire. Any recovery obtained by SJCC through its insurance carrier may be reimbursable (in whole or in part) to PNM through the coal sales agreement. Any insurance recovery would be flowed through PNM's FPPAC to the extent it relates to increased coal costs included in the FPPAC. The potential impacts of any insurance settlement cannot be determined at the current time. Based on information PNM has received from SJCC to date, PNM does not expect the mine fire to have a material effect on its financial condition, results of operations, or cash flows.

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

The PVNGS participants maintain “all risk” (including nuclear hazards) insurance for damage to, and decontamination of, property at PVNGS in the aggregate amount of $2.75 billion, a substantial portion of which must first be applied to stabilization and decontamination. These coverages are provided by Nuclear Electric Insurance Limited (“NEIL”). Effective April 1, 2013, a sublimit of $1.5 billion for non-nuclear property damage losses has been enacted to the primary policy offered by NEIL. If NEIL's losses in any policy year exceed accumulated funds, PNM is subject to retrospective assessments of $4.3 million for each retrospective assessment declared by NEIL's Board of Directors. The insurance coverages discussed in this and the previous paragraph are subject to policy conditions and exclusions.
Water Supply
Because of New Mexico's arid climate and periodic drought conditions, there is concern in New Mexico about the use of water, including that used for power generation. PNM has secured groundwater rights in connection with the existing plants at Reeves Station, Delta, Afton, Luna, and Lordsburg. Water availability does not appear to be an issue for these plants at this time. However, prolonged drought, ESA activities and a Federal lawsuit by the State of Texas suing the State of New Mexico over water allocations could pose a threat of reduced water availability for these plants.
PNM, APS, and BHP have undertaken activities to secure additional water supplies for SJGS, Four Corners, and related mines to accommodate the possibility of inadequate precipitation in coming years. Since 2004, PNM has entered into agreements for voluntary sharing of the impacts of water shortages with tribes and other water users in the San Juan basin. This agreement has been extended through 2016. In addition, in the case of water shortage, PNM, APS, and BHP have reached agreement with the Jicarilla Apache Nation on a supplemental contract relating to water for SJGS and Four Corners that runs through 2016. Although the Company does not believe that its operations will be materially affected by drought conditions at this time, it cannot forecast the weather or its ramifications, or how policy, regulations, and legislation may impact the Company should water shortages occur in the future.
In April 2010, APS signed an agreement on behalf of the PVNGS participants with five cities to provide cooling water essential to power production at PVNGS for forty years.
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
PNM's water rights in the San Juan Basin may be affected by the rights recognized in the settlement agreement as being owned by the Navajo Nation, which comprise a significant portion of water available from sources on the San Juan River and in the San Juan Basin. Therefore, PNM has elected to participate in this proceeding.  The Company is unable to predict the ultimate outcome of this matter or estimate the amount or range of potential loss and cannot determine the effect, if any, of any water rights adjudication on the present arrangements for water at SJGS and Four Corners. Final resolution of the case cannot be expected for several years. An agreement reached with the Navajo Nation in 1985, however, provides that if Four Corners loses a portion of its rights in the adjudication, the Navajo Nation will provide, for an agreed upon cost, sufficient water from its allocation to offset the loss.
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
In a separate matter, in September 2012, forty-three landowners claiming to be Navajo allotees filed a notice of appeal with the BIA appealing a March 2011 decision of the BIA Regional Director regarding renewal of a right-of-way for a PNM transmission line. The allotees, many of whom are also allottees in the above matter, generally allege that they were not paid fair market value for the right-of-way, that they were denied the opportunity to make a showing as to their view of fair market value, and thus denied due process. PNM is participating in this matter in order to preserve its interests regarding the right-of-way implicated in the appeal. PNM cannot predict the outcome of the proceeding or the range of potential outcomes at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TGP Complaint
On March 2, 2012, TGP Granada, LLC and its affiliate (collectively, “TGP”) filed a complaint at FERC against PNM and Tortoise Capital Resources Corp. (“TTO”). PNM owns 60% of the EIP and leases the other 40% from TTO. PNM's lease of the portion of the EIP owned by TTO expires on April 1, 2015. The lease provides PNM the option, with 24 months advance notice, of purchasing the leased assets at the end of the lease for fair market value, as well as options to renew the lease.
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

On November 1, 2012, PNM and TTO entered into a definitive agreement for PNM to exercise the option to purchase on April 1, 2015 the leased capacity at fair market value, which the parties agreed would be $7.7 million. The lease remains in existence and PNM will record the purchase at the termination of the lease on April 1, 2015. The definitive agreement sets forth the terms and conditions under which PNM would also assume responsibility for scheduling long-term transmission service on the leased capacity. In November 2012, PNM requested the necessary FERC approvals for the definitive agreement. In January 2013, FERC approved PNM's requests. On February 8, 2013, FERC issued an order dismissing as moot a motion filed by TGP for clarification of FERC's July 5, 2012 order. Since no rehearing request or appeal was filed, the February 8, 2013 order is final and non-appealable.

(10)	Regulatory and Rate Matters

The Company is involved in various regulatory matters, some of which contain contingencies that are subject to the same uncertainties as those described in Note 9. Additional information concerning regulatory and rate matters is contained in Note 17 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K.
PNM

Renewable Portfolio Standard
The REA establishes a mandatory RPS requiring a utility to acquire a renewable energy portfolio equal to 10% of retail electric sales by 2011, 15% by 2015, and 20% by 2020. The NMPRC requires renewable energy portfolios to be “fully diversified.” Prior to December 2012, the diversity requirements were 20% from wind energy, 20% from solar energy, 10% from other renewable technologies, and 1.5% from distributed generation with the distributed generation component increasing to 3% in 2015. In December 2012, NMPRC issued an order that amended the diversity requirements to 30% wind, 20% solar, 5% other, and 1.5% distributed generation, increasing to 3% in 2015, and adopted other changes to its renewable energy rule, including the increase in the RCT discussed below.
The REA provides for streamlined proceedings for approval of utilities' renewable energy procurement plans, assures utilities recovery of costs incurred consistent with approved procurement plans, and requires the NMPRC to establish a RCT for the procurement of renewable resources to prevent excessive costs being added to rates. The NMPRC had established a RCT for 2011 of 2% of all customers' aggregated overall annual electric charges that increased by 0.25% annually until reaching 3% in 2015. In December 2012, the NMPRC approved an amended RCT set at 3% of customers' annual electric charges beginning in 2013 and continuing thereafter.
In July 2011, PNM filed its renewable energy procurement plan for 2012. The plan requested a variance from the RPS due to RCT limitations. The plan was diversity-compliant based on the reduced RPS, except for non-wind/non-solar resources, which were not available. In December 2011, the NMPRC approved PNM's 2012 plan, but ordered PNM to spend an additional $0.9 million on renewable procurements in 2012. PNM intends to recover the costs of the supplemental procurements through the renewable rider discussed below. The NMPRC also required PNM to file its 2013 renewable energy procurement plan by April

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

30, 2012. The 2013 plan proposed procurements for 2013 and 2014 of 20 MW of PNM-owned solar PV facilities, at an estimated cost of $45.5 million, wind and solar REC purchases in 2013, and a PPA for the output of a new geothermal facility. The plan also included an additional procurement of 2 MW of PNM-owned solar PV facilities at an estimated cost of $4.5 million to supply the energy sold under PNM's voluntary renewable energy tariff. The plan will enable PNM to comply with the statutory RPS amount in 2013, but requires a variance from the NMPRC's diversity requirements in 2013 while the proposed geothermal facilities are being constructed. This plan had been expected to achieve full RPS quantity and diversity compliance by 2014 without exceeding the RCT. The NMPRC approved the plan in December 2012, but reduced the additional solar PV procurement from 2 MW to 1.5 MW. Construction of the geothermal facility has been delayed due to a longer than expected permitting process. This will delay the in-service date of the geothermal facility until later in 2014. PNM does not believe this delay will affect its ability to comply with the diversity requirements as amended in December 2012.
PNM is recovering certain renewable procurement costs from customers through a rate rider. See Renewable Energy Rider below.
Renewable Energy Rider
On August 14, 2012, the NMPRC authorized PNM to recover certain renewable procurement costs through a rate rider on a per KWh basis. The approved rates are $0.0022335 per KWh in 2012 and $0.0028371 per KWh in 2013. The order disapproved the recovery of the cost of a supplemental REC procurement ordered by the NMPRC in the 2012 procurement plan case because the NMPRC had not yet acted on the specific $0.9 million procurement proposed by PNM, which is discussed under Renewable Portfolio Standard above. The NMPRC subsequently approved the supplemental REC procurement, but ordered that a hearing be held on its inclusion in the rider. PNM implemented the rider on August 20, 2012. The rider will terminate upon a final order in PNM's next general rate case unless the NMPRC authorizes PNM to continue it. Amounts collected under the rider are capped at $18.0 million in 2012 and $24.6 million in 2013. Any amounts above the caps are deferred for future recovery without carrying costs. As a separate component of the rider, if PNM's earned return on jurisdictional equity in 2013, adjusted for weather and other items not representative of normal operations, exceeds 10.5%, PNM must refund to customers during May through December 2014 the amount over 10.5%.

In compliance with the NMPRC's  rate rider order, PNM filed a notice to implement a 3.37% increase in the current rider rate effective with May 2013 bills.  The NMPRC suspended the effective date of the new rate for a period of nine months from April 1, 2013 and appointed a Hearing Examiner to conduct a hearing on the proposed change.  The Hearing Examiner recommended approval of the notice. On April 24, 2013, the NMPRC issued an order denying approval of the Hearing Examiner's Recommended Decision but did not disapprove the notice. The costs proposed to be recovered have been previously approved for recovery by the NMPRC. The order did not rescind these prior approvals. The order does not indicate what further proceedings, if any, the NMPRC intends to conduct.  On May 3, 2013, PNM, the NMPRC staff, and an intervening party filed a joint motion  for rehearing of the NMPRC order.
Energy Efficiency and Load Management
Program Costs

Public utilities are required by the Efficient Use of Energy Act to achieve specified levels of energy savings and to obtain NMPRC approval to implement energy efficiency and load management programs. Costs to implement approved programs are recovered through a rate rider. In 2013, this act was amended to set an annual program budget equal to 3% of a utility's annual revenue.

In October 2012, PNM filed an energy efficiency program application for programs to be offered beginning in May 2013. The filing included proposed program costs of $22.5 million plus a proposed profit incentive of $4.2 million and requested that the NMPRC issue an order by April 1, 2013. Portions of the program plan and proposed profit incentive are opposed by other parties to the case. PNM subsequently revised its proposed profit incentive to $2.9 million. A hearing on the application was held in February 2013. PNM is not able to predict the outcome of this matter.

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

In June 2011, prior to the Supreme Court decision, the NMPRC approved PNM-specific adders of $0.002 per KWh and $4 per KW for savings due to programs implemented in 2011. PNM is presently collecting $1.3 million in adder revenues consistent with this order. After the Supreme Court decision vacating the rule, the NMPRC initiated a proceeding to determine whether PNM should be required to cease collecting the adders and to refund all adder revenues collected since December 2010. In November 2011, the NMPRC issued orders that PNM is not required to refund any adder revenues and is authorized to continue collecting the adders. However, in an order on rehearing, which it subsequently rescinded, the NMPRC further reduced the amount of the authorized adders. Prior to the rescission, PNM appealed the rehearing order to the Supreme Court. In March 2012, the Supreme Court granted PNM's motion to vacate the rehearing order and dismiss PNM's appeal. In a separate appeal and writ proceeding in the Supreme Court, NMIEC and the NMAG seek to overturn the NMPRC order allowing PNM to continue to collect adders in light of the 2011 Supreme Court decision. On May 21, 2012 the Supreme Court dismissed the writ proceeding. Oral argument in the appeal was held in December 2012, and a decision in the appeal is expected in 2013. PNM is unable to predict the outcome of the appeal.
On March 27, 2013, PNM filed the reconciliation for actual energy efficiency program costs, associated incentives, and actual collections for calendar year 2012. The reconciliation filing showed a net over-recovery of $0.2 million, composed of an over-recovery of $1.0 million of program costs and an under-recovery of incentives of $0.8 million. PNM subsequently revised the estimated incentive under-recovery to $0.5 million. PNM and the NMPRC staff filed a motion seeking to substitute the new reconciliation filing with a proposed effective date of May 28, 2013. On April 24, 2013, the NMPRC issued an order granting the motion. Under the order, the new rate based on the adjusted reconciliation amount will become effective on May 28, 2013, unless suspended by the NMPRC.
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
2010 Electric Rate Case and FPPAC
An order of the NMPRC approving an amended stipulation in PNM's 2010 Electric Rate Case limits the amount that can be recovered on an annual basis for fuel costs, renewable energy costs, and energy efficiency costs during certain years. Costs in excess of the limits are deferred, without carrying costs, for recovery in future periods. The fuel cost caps are $38.8 million for the FPPAC year beginning July 1, 2012, which PNM began collecting at that time, and $36.2 million for the FPPAC year beginning July 1, 2013. PNM estimates that the caps will result in approximately $45.5 million of FPPAC costs being deferred for future collection at June 30, 2014. Costs attributed to the mine fire incident discussed in Note 9 are included in the FPPAC amounts. Possible recovery of costs through SJCC's insurance, also discussed in Note 9, is not reflected in the FPPAC amounts.
PNM must file an application for continued use of its FPPAC every four years. PNM anticipates making this continuation filing in May 2013.

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
Emergency FPPAC
In 2008, the NMPRC authorized PNM to implement an Emergency FPPAC from June 2, 2008 through June 30, 2009. The NMPRC order approving the Emergency FPPAC also provided that if PNM's base load generating units did not operate at or above a specified capacity factor and PNM was required to obtain replacement power to serve jurisdictional customers, PNM would be required to make a filing with the NMPRC seeking approval of the replacement power costs. In its required filing, PNM stated that the costs of the replacement power amounting to $8.0 million were prudently incurred and made a motion that they be approved. The NMPRC staff opposed PNM's motion and recommended that PNM be required to refund the amount collected. Auditors selected by the NMPRC found that PNM was prudent in operating its base load units and in securing replacement power but had not obtained prior NMPRC approval in the manner required by the NMPRC order. PNM continues to assert that its recovery of replacement power costs was proper and did not violate the NMPRC's order. The NMPRC has not ruled on this matter. Under the terms of the approved stipulation in the 2010 Electric Rate Case, the parties to the stipulation, including the NMPRC staff, jointly requested that the NMPRC take no further action in this matter and close the docket. No party has opposed that request. Although the NMPRC has not acted on the joint request, the NMPRC electronic docket shows the docket closed. PNM is unable to predict the outcome of this matter.
Applications for Approvals to Purchase Delta
As discussed in Note 9 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K, PNM has entered in to an agreement to purchase Delta, a 132 MW natural gas peaking unit from which PNM currently acquires energy and capacity under a PPA. The agreement to purchase Delta is subject to approvals by the NMPRC and FERC. On January 3, 2013, PNM filed an application with the NMPRC for a Certificate of Convenience and Necessity to own and operate Delta and for a determination of related ratemaking principles and treatment. PNM requested expedited consideration of the application so that a final order could be issued by May 31, 2013. The NMPRC has assigned the matter to a hearing examiner. A hearing on the application is scheduled to begin on May 13, 2013. PNM filed an application for approval of the Delta acquisition at FERC on January 24, 2013. FERC approved the purchase on February 26, 2013. PNM is unable to predict the outcome of this matter.
Application for Approval of La Luz Generating Station
PNM anticipates filing an application for a Certificate of Convenience and Necessity for a new 40 MW gas-fired generating facility near Belen, New Mexico with the NMPRC in May 2013. The application also will ask for a determination of related ratemaking principles and treatment. The estimated cost of this facility is approximately $63.2 million. PNM anticipates an in-service date in the first quarter of 2016. PNM has entered into a contract for the turbine to be used for this project. PNM also has entered into a turn-key contract with an outside contractor for the construction of the generating facility. Both of these contracts allow PNM to cancel the project if NMPRC approval is not obtained. PNM is unable to predict the outcome of this matter.
Transmission Rate Case
In October 2010, PNM filed a notice with FERC to increase its wholesale electric transmission revenues by $11.1 million annually, based on a return on equity of 12.25%. The filing also sought to revise certain Open Access Transmission Tariff provisions and bi-lateral contractual terms.  In December 2010, FERC issued an order accepting PNM's filing and suspending the proposed tariff revisions for five months. The proposed rates were implemented on June 1, 2011, subject to refund. The rate increase applied to all of PNM's wholesale electric transmission service customers, which include other utilities, electric cooperatives, and entities that use PNM's transmission system to transmit power at the wholesale level.  The rate increase did not impact PNM's retail

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

customers. On January 2, 2013, FERC approved an unopposed settlement agreement, which increases transmission service revenues by $2.9 million annually. In addition, the parties agreed that if PNM files for a formula based rate change within one year from FERC's approval of the settlement agreement, no party will oppose the general principle of a formula rate, although the parties may still object to particular aspects of the formula. PNM refunded amounts collected in excess of the settled rates in January 2013. See Tri-State Complaint below.
Formula Transmission Rate Case
On December 31, 2012, PNM filed an application with FERC for authorization to move from charging stated rates for wholesale electric transmission service to a formula rate mechanism pursuant to which rates for wholesale transmission service are calculated annually in accordance with an approved formula. The proposed formula includes updating cost of service components, including investment in plant and operating expenses, based on information contained in PNM's annual financial report filed with FERC, as well as including projected large transmission capital projects to be placed into service in the following year. The projections included are subject to true-up in the following year formula rate. Certain items, including changes to return on equity and depreciation rates, require a separate filing to be made with FERC before being included in the formula rate. The rates resulting from PNM's application are intended to replace the rates approved by the FERC on January 2, 2013 in the transmission rate case discussed above. As filed, PNM's request would result in a $3.2 million wholesale electric transmission rate increase, based on PNM's 2011 data and a 10.81% return on equity, and authority to adjust transmission rates annually based on an approved formula. The proposed $3.2 million rate increase would be in addition to the $2.9 million rate increase approved by the FERC on January 2, 2013 in the transmission rate case discussed above.
On March 1, 2013, FERC issued an order (1) accepting PNM's revisions to its rates for filing and suspending the proposed revisions to become effective August 2, 2013, subject to refund; (2) directing PNM to submit a compliance filing to establish its return-on-equity (“ROE”) using the median, rather than the mid-point, of the ROEs from a proxy group of companies; (3) directing PNM to submit a compliance filing to remove the acquisition adjustment related to PNM's 60% ownership of the EIP transmission line from its rate proposal; and (4) setting the proceeding for hearing and settlement judge procedures. PNM would be allowed to make a separate filing related to recovery of the EIP acquisition adjustment. On April 1, 2013, PNM made the required compliance filing. In addition, PNM filed for rehearing of FERC's order regarding the ROE. On May 1, 2013, PNM provided an updated rate request to its wholesale electric transmission service customers incorporating 2012 data and the FERC order into the formula rate. The updated formula rate would result in a $1.3 million rate increase over the rates approved by FERC on January 2, 2013. PNM anticipates filing the updated rate request with FERC on June 1, 2013. The new rates will apply to all of PNM's wholesale electric transmission service customers, which include other utilities, electric cooperatives, and entities that use PNM's transmission system to transmit power at the wholesale level. The new rates will not apply to PNM's retail customers. PNM is unable to predict the outcome of this proceeding.

Tri-State Complaint
On March 13, 2013, Tri-State filed a complaint with FERC alleging that PNM's existing transmission rates approved by FERC on January 2, 2013 in the transmission rate case discussed above are unjust and unreasonable under the Federal Power Act.  Tri-State's allegations are premised upon FERC's March 1, 2013 order and certain data provided by PNM in PNM's Formula Transmission Rate Case discussed above.  Tri-State seeks a reduction in PNM's annual transmission revenue requirement for the period between March 13, 2013 and the implementation of PNM's proposed rates under the Formula Transmission Rate Case.  Tri-State also requests that FERC consolidate the complaint proceeding with the Formula Transmission Rate Case.  On April 2, 2013, PNM answered Tri-State's complaint, asking FERC to dismiss the complaint and deny Tri-State's request to consolidate the complaint proceeding with the Formula Transmission Rate Case. PNM is unable to predict the outcome of this proceeding.
Firm-Requirements Wholesale Customers
Navopache Electric Cooperative, Inc. Rate Case
In September 2011, PNM filed an unexecuted amended sales agreement between PNM and NEC with FERC. The agreement proposed a cost of service based rate for the electric service and ancillary services PNM provides to NEC, which would result in an annual increase of $8.7 million or a 39.8% increase over existing rates. PNM also requested a FPPAC and full recovery of certain third-party transmission charges PNM incurs to serve NEC. NEC filed a protest to PNM's filing with FERC. In November

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2011, FERC issued an order accepting the filing, suspending the effective date to be effective April 14, 2012, subject to refund, and set the proceeding for settlement. The parties finalized a settlement agreement and PNM filed for the necessary FERC approval on December 6, 2012. The settlement agreement would result in an annual increase of $5.3 million, an extension of the contract for 10 years, and an agreement that PNM will be able to file an application for formula based rates to be effective in 2015. On April 5, 2013, FERC approved the settlement agreement. PNM anticipates refunding amounts collected in excess of the settled rates by June 4, 2013.
City of Gallup, New Mexico Contract Approval Case

PNM provides both energy and power services to Gallup, PNM's second largest firm-requirements wholesale customer, under an electric service agreement that expires June 30, 2013. On May 1, 2013, PNM and Gallup agreed to extend the term of the agreement to June 30, 2014 and to increase the demand and energy rates under the agreement. On May 1, 2013, PNM requested FERC approval of the amended agreement to be effective July 1, 2013. If approved by FERC, revenue from Gallup would increase by $3.1 million during the term of the amended agreement. PNM is unable to predict the outcome of this proceeding.
TNMP
Advanced Meter System Deployment and Surcharge Request
In July 2011, the PUCT approved a settlement and authorized an AMS deployment plan that permits TNMP to collect $113.3 million in deployment costs through a surcharge over a 12-year period. TNMP began collecting the surcharge on August 11, 2011. Deployment of advanced meters began in September 2011 and is scheduled to be completed over a 5-year period. In February 2012, the PUCT opened a proceeding to consider the feasibility of an “opt-out” program for retail consumers that wish to decline receipt of an advanced meter. The PUCT has requested comments and convened a public meeting to hear various issues. No proposal or decision has yet been announced by the PUCT. However, various individuals filed a petition with the PUCT seeking a moratorium on any advanced meter deployment. The PUCT denied the petition and an appeal was filed with the Texas District Court on September 28, 2012. On February 21, 2013, the PUCT filed a proposed rule to permit customers to opt-out of the AMS deployment. A hearing to receive additional comment on the proposed rulemaking was held on April 19, 2013. Any opt-out program would apply to all transmission and distribution utilities in ERCOT. TNMP cannot predict the outcome or effect of this proceeding.
Energy Efficiency

TNMP recovers the costs of its energy efficiency programs through an energy efficiency cost recovery factor. On August 28, 2012, the PUCT approved a settlement that permits TNMP to collect estimated 2013 program costs of $4.8 million, plus recovery of an aggregate of $0.4 million in under-collected costs from prior years, case expenses, and a performance bonus for 2011. TNMP's new rates were effective January 1, 2013. TNMP anticipates filing by June 1, 2013 to collect estimated 2014 energy efficiency program costs of $4.7 million and a $0.7 million bonus for 2012.

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

On January 31, 2013, TNMP filed an application to further update its transmission rates to reflect changes in its invested capital. The requested increase in total rate base is $21.9 million, which will increase revenues $2.9 million annually. On March 19, 2013, the PUCT ALJ approved TNMP's interim transmission cost of service filing and rates went into effect with bills rendered March 20, 2013.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	Related Party Transactions

PNMR, PNM, and TNMP are considered related parties as defined under GAAP. PNMR Services Company provides corporate services to PNMR and its subsidiaries in accordance with shared services agreements. The table below summarizes the nature and amount of related party transactions of PNMR, PNM, and TNMP:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Services billings:
PNMR to PNM	$22,652	$22,055
PNMR to TNMP	7,361	6,951
PNM to TNMP	108	121
TNMP to PNMR	2	4
Interest billings:
PNMR to TNMP	96	18
PNMR to PNM	1	—
PNM to PNMR	41	45
Income tax sharing payments:
PNMR to PNM	—	63,114
PNMR to TNMP	—	1,952

(12)	Income Taxes

As required under GAAP, the Company makes an estimate of its anticipated effective tax rate for the year as of the end of each quarterly period within its fiscal year. Year-to-date income tax expense is then calculated by applying the anticipated annual effective tax rate to year-to-date earnings before taxes, which includes the earnings attributable to the Valencia non-controlling interest. GAAP also provides that certain unusual or infrequently occurring items, as well as adjustments due to enactment of new tax laws, be excluded from the estimated annual effective tax rate calculation.

On January 3, 2013, the American Taxpayer Relief Act of 2012, which extended fifty percent bonus depreciation, was signed into law.  Due to provisions in the act, taxes payable to the State of New Mexico for 2013 were reduced, which results in an impairment of New Mexico wind energy production tax credits. In accordance with GAAP, PNMR was required to record this impairment, which after federal income tax benefit amounted to $1.5 million, as additional income tax expense during the three months ended March 31, 2013. This impairment is reflected in PNMR's Corporate and Other segment.

On April 30,2013, the IRS issued Revenue Procedure 2013-24, which provides a safe harbor method of accounting that taxpayers may use to determine repair costs for electric generation property.  Adoption of the safe harbor method is elective for years ending on or after December 31, 2012.  The Company is evaluating the possible effects of adopting the safe harbor method and the ultimate outcome cannot be determined at this time.

PNM RESOURCES, INC. AND SUBSIDIARIES
PUBLIC SERVICE COMPANY OF NEW MEXICO AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)	Accumulated Other Comprehensive Income (Loss)

Information regarding accumulated other comprehensive income (loss) for the three months ended March 31, 2013 is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Unrealized		Fair Value
	Gain on	Pension	Adjustment
	Investment	Liability	for Cash Flow
	Securities	Adjustment	Hedges	Total
	(In thousands)
PNMR
Balance at December 31, 2012	$16,406	$(97,820)	$(216)	$(81,630)
Amounts reclassified from AOCI (pre-tax)	(1,336)	1,591	48	303
Income tax impact of amounts reclassified	529	(631)	(17)	(119)
Other OCI changes (pre-tax)	7,858	—	12	7,870
Income tax impact of other OCI changes	(3,111)	—	(4)	(3,115)
Net change after income taxes	3,940	960	39	4,939
Balance at March 31, 2013	$20,346	$(96,860)	$(177)	$(76,691)

PNM
Balance at December 31, 2012	$16,406	$(97,820)	$—	$(81,414)
Amounts reclassified from AOCI (pre-tax)	(1,336)	1,591	—	255
Income tax impact of amounts reclassified	529	(631)	—	(102)
Other OCI changes (pre-tax)	7,858	—	—	7,858
Income tax impact of other OCI changes	(3,111)	—	—	(3,111)
Net change after income taxes	3,940	960	—	4,900
Balance at March 31, 2013	$20,346	$(96,860)	$—	$(76,514)

TNMP
Balance at December 31, 2012	$—	$—	$(216)	$(216)
Amounts reclassified from AOCI (pre-tax)	—	—	48	48
Income tax impact of amounts reclassified	—	—	(17)	(17)
Other OCI changes (pre-tax)	—	—	12	12
Income tax impact of other OCI changes	—	—	(4)	(4)
Net change after income taxes	—	—	39	39
Balance at March 31, 2013	$—	$—	$(177)	$(177)

Pre-tax amounts reclassified from AOCI related to "Unrealized Gain on Investment Securities" are included in "Gains on investments held by NDT" in the Condensed Consolidated Statements of Earnings. Pre-tax amounts reclassified from AOCI related to "Pension Liability Adjustment " are reclassified to "Operating Expenses - Administrative and general" in the Condensed Consolidated Statements of Earnings. Approximately 15.0% of the amount reclassified is then capitalized into construction work in process and approximately 2.5% is capitalized into other accounts. Pre-tax amounts reclassified from AOCI related to "Fair
Value Adjustment for Cash Flow Hedges" are reclassified to "Interest Charges" in the Condensed Consolidated Statements of Earnings. An insignificant amount is then capitalized as AFUDC. The income tax impacts of all amounts reclassified from AOCI are included in "Income Taxes" in the Condensed Consolidated Statements of Earnings.

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

MD&A FOR PNMR

EXECUTIVE SUMMARY
Overview and Strategy

PNMR is a holding company with two regulated utilities serving approximately 741,000 residential, commercial, and industrial customers and end-users of electricity in New Mexico and Texas.
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

Both PNM and TNMP seek cost recovery for their investments through general rate cases and various rate riders. The PUCT has approved mechanisms that allow for recovery of capital invested in transmission and distribution projects without having to file a general rate case and allow for more timely recovery of amounts invested in TNMP's systems. In 2011 and 2012, PNM made significant progress toward the goal of achieving authorized returns for its retail customers. In 2012, PNM saw additional progress toward achieving authorized returns for its transmission and generation customers regulated by FERC. PNM and TNMP completed several rate proceedings before their state regulators in 2011, 2012, and early 2013. Additional information about rate filings is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K and in Note 10.
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

Continuing to Improve Credit Ratings
PNM is committed to maintaining investment grade credit ratings. The credit ratings for PNMR, PNM, and TNMP were set forth under the heading Liquidity in the MD&A contained in the 2012 Annual Reports on Form 10-K. As discussed under the subheading Liquidity in MD&A below, S&P raised the corporate credit ratings and senior debt ratings for PNMR, PNM, and TNMP, as well as the preferred stock rating for PNM, on April 5, 2013. S&P retained the outlook as stable for all entities.
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

During the 2010 to 2012 period, PNM and TNMP together invested $803.7 million in substations, power plants, and transmission and distribution systems in New Mexico and Texas. In 2012, PNM announced its planned 40 MW natural gas-fired La Luz peaking generating station to be located near Belen, New Mexico. PNM anticipates filing a request in May 2013 with the NMPRC for approval for construction of the La Luz project, which is expected to begin in 2014, with the facility going into service in 2016. PNM also announced an agreement to purchase Delta, a 132 MW gas-fired peaking facility, which has served PNM jurisdictional needs under a 20-year purchase power agreement since 2000.
Environmentally Responsible Power
PNMR has a long-standing record of environmental stewardship. In 2012 and 2013, its environmental focus has been in three key areas:

•Preparing to meet New Mexico's increasing renewable energy requirements as cost-effectively as possible

•	Developing strategies to meet regional haze rules at the coal-fired SJGS as cost effectively as possible while providing broad environmental benefits
•Increasing energy efficiency participation

Another area of emphasis is the reduction of the amount of fresh water used during the generation of power at PNM's power plants. The fresh water used per MWh generated has dropped by 22.3% since 2002, primarily due to the growth of renewable energy sources, the expansion of Afton to combined-cycle plant that has both air and water cooling systems, and the use of gray water for cooling at Luna. In addition to the above areas of focus, in 2013, the Company also will be working to reduce the amount of solid waste going to landfills through increased recycling and reduction of waste. The Company has performed well in this area in the past and has set goals for even further reductions.
Renewable Energy
In 2012, PNM filed and the NMPRC approved PNM's 2013 renewable procurement strategy. The approved strategy will almost double PNM's solar capacity with the addition of 21.5 MW of utility-owned solar capacity having an estimated cost of almost $50 million. In addition to the solar expansion, the 2013 proposal includes a 20-year agreement to purchase energy from a geothermal facility to be built near Lordsburg, New Mexico. The 10 MW facility will be the first geothermal project for the PNM system.
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
PNM sought and received a waiver from the NMPRC excusing it from meeting the RPS in 2012 because the cost to achieve the full RPS would exceed the RCT. The 2013 plan will enable PNM to comply with the statutory RPS amount in 2013, but required a variance from the NMPRC's diversity requirements in 2013 while the proposed geothermal facilities are being constructed. Although this plan had been expected to enable PNM to achieve full RPS quantity and diversity compliance by 2014 without exceeding the RCT, delays in the permitting process for the geothermal facility have delayed its anticipated in-service date to later in 2014. PNM does not believe this delay will affect its ability to comply with the diversity requirements as amended in December 2012. PNM will continue to procure renewable resources while balancing the bill impact to customers in order to meet New Mexico's escalating RPS requirements.
SJGS
PNM continues its efforts to comply with the EPA regional haze rule in a manner that minimizes the cost impact to customers while still achieving broad environmental benefits. EPA's FIP for regional haze currently in effect requires the installation of SCRs on all four units at SJGS by September 2016.
On February 15, 2013, PNM, NMED, and EPA agreed to pursue a revised plan that could provide a new BART path to comply with federal visibility rules at SJGS. The terms of the non-binding agreement would result in the retirement of SJGS Units 2 and 3 by the end of 2017 and the installation of SNCRs on Units 1 and 4 by the later of January 31, 2016 or 15 months after EPA approval of a revised SIP from the State of New Mexico. PNM would also build a natural gas-fired peaking generating plant to be sited at SJGS to partially replace the capacity from the retired coal units. Additional base load generating capacity may also be required, which could come from PVNGS Unit 3 or additional gas-fired generation. Implementing this plan would include:

•	NMED development of a revised SIP

•	Approval of the revised SIP by EIB

•	EPA approval of the revised SIP

•	NMPRC approval of the retirement of Units 2 and 3, as well as recovery of the unrecovered investment and costs to retire those units, and plans to acquire replacement power

The term sheet setting forth the non-binding agreement projects EIB approval in the fourth quarter of 2013, with EPA final action in late 2014. Contemporaneously with the signing of the non-binding agreement, EPA indicated in writing that if the above plan does not move forward due to circumstances outside of the control of PNM and NMED, EPA will work with the state and PNM to create a reasonable FIP compliance schedule to reflect the time used to develop the new state plan. PNM is also exploring potential additional areas of relief, including relief from the Tenth Circuit.

In connection with the implementation of the plan, retirement of SJGS Units 2 and 3 could result in shifts in ownership among SJGS owners as may be agreed upon by the owners, including PNM acquiring additional ownership in SJGS Unit 4. Owners of the affected units also may seek approvals of their utility commissions or governing boards.

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
This revised BART plan would achieve similar visibility improvements as the installation of SCRs on all four units at SJGS. It has the added advantage of reducing other emissions beyond NOx, including SO2, particulate matter, CO2, and mercury, as well as reducing water usage. Detailed replacement power strategies also would be finalized. PNM believes adequate replacement power alternatives will be available to meet its generation needs and ensure reliability. PNM can provide no assurance that the requirements of this plan will be accomplished at all or within the required timeframes.
Additional information about BART at SJGS is contained in Note 16 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K and in Note 9.
In addition to the regional haze rule, SJGS is required to comply with other rules currently being developed or implemented that affect coal-fired generating units. Because of environmental upgrades completed in 2009, SJGS is well positioned to outperform the mercury limit imposed by EPA in the 2011 Mercury and Air Toxics Standards. The major environmental upgrades on each of the four units at SJGS have significantly reduced emissions of NOx, SO2, particulate matter, and mercury. Since 2006, SJGS has reduced NOx emissions by 43 percent, SO2 by 69 percent, particulate matter by 64 percent, and mercury by 99 percent.
Energy Efficiency
Energy efficiency also plays a significant role in helping to keep customers' electricity costs low while continuing to meet their energy needs. PNM's and TNMP's energy efficiency and load management portfolios continue to achieve robust results. In 2012, annual energy saved as a result of PNM's portfolio of energy efficiency programs was approximately 79 GWh. This is equivalent to the consumption of approximately 10,700 homes in PNM's service territory. PNM's load management and energy efficiency programs also help lower peak demand requirements. TNMP's energy efficiency programs in 2012 resulted in energy savings totaling an estimated 12.8 GWh.
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

PNM also expanded its environmental stakeholder outreach in 2012, piloting small environmental stakeholder dialogue groups on key issues such as renewable energy and energy efficiency planning. PNM also employed proactive stakeholder outreach in two key projects - the development of the PNM's renewable energy procurement plans that involved distributed solar energy developers early in the conversation and the siting of the planned gas-fired peaking generation facility near Belen, New Mexico, which featured in-depth community involvement and education early in the planning stages of the project. In both cases highly favorable outcomes were achieved, and controversial negative media coverage was virtually eliminated.

Economic Factors

In the three months ended March 31, 2013, PNM experienced a decrease in weather and leap-year normalized, retail load of 1.9% compared to the three months ended March 31, 2012. New Mexico businesses seem to be taking a long time to recover from the economic downturn.  In particular, the Albuquerque metropolitan area continues to lag the nation in economic recovery.  Based on the current trends, load could be down 1% for the full year 2013 compared to 2012.  However, since PNM's largest quarter is third quarter, economic conditions may improve by that point, which could cause load to increase. TNMP experienced an increase in weather and leap-year normalized, retail load of 2.2% in the three months ended March 31, 2013 compared to 2012. In recent years, New Mexico and Texas have fared better than the national average in unemployment. However, New Mexico's figures may be misleading due to people dropping out of the workforce. Employment growth is a better indicator, as Texas leads the way with growth rates well above the national rate while New Mexico's employment is relatively flat.
Results of Operations
A summary of net earnings attributable to PNMR is as follows:

	Three Months Ended March 31,
	2013	2012	Change
	(In millions, except per share amounts)
Net earnings attributable to PNMR	$10.6	$17.1	$(6.5)
Average diluted common and common equivalent shares	80.6	80.5	0.1
Net earnings attributable to PNMR per diluted share	$0.13	$0.21	$(0.08)
The components of the change in earnings attributable to PNMR are:

Three Months Ended
March 31, 2013
(In millions)
PNM	$(6.3)
TNMP	0.7
Corporate and Other	(0.9)
Net change	$(6.5)
PNMR's operational results were affected by the following:

•
Rate increases for PNM and TNMP - Additional information about these rate increases is provided in Note 17 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K and Note 10

•	Net unrealized losses on mark-to-market economic hedges for sales and fuel costs not recoverable under PNM's FPPAC

•	Lower retail load at PNM partially offset by higher retail load at TNMP

•	Other factors impacting results of operation for each segment are discussed under Results of Operations below

 Liquidity and Capital Resources
The Company has revolving credit facilities that provide capacities for short-term borrowing and letters of credit of $300.0 million for PNMR and $400.0 million for PNM, both of which expire in October 2017. In addition, TNMP has a $75.0 million revolving credit facility, which expires in December 2015. Total availability for PNMR on a consolidated basis was $653.4 million at May 1, 2013. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. PNMR also has intercompany loan agreements with each of its subsidiaries.
The Company projects that its total capital requirements, consisting of construction expenditures and dividends, will total $2,062.8 million for 2013-2017, including amounts expended through March 31, 2013. The construction expenditures include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources needed to meet needs outlined in PNM's current IRP, and environmental upgrades at Four Corners. This estimate does not include any amounts related to environmental upgrades at SJGS that ultimately may be required by EPA to address regional haze or expenditures that could be required to replace capacity should environmental control at SJGS involve shutdown of one or more SJGS units (Note 9). In addition to internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing in the form of debt refinancing, new debt issuances, and/or new equity in order to fund its capital requirements through 2017. The Company currently believes that its internal cash generation, existing credit arrangements, and access to public and private capital markets will provide sufficient resources to meet the Company's capital requirements.

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

PNM

The following table summarizes the operating results for PNM:

	Three Months Ended March 31,
	2013	2012	Change
	(In millions)
Electric operating revenues	$257.9	$250.4	$7.5
Cost of energy	91.7	80.6	11.1
Margin	166.2	169.9	(3.7)
Operating expenses	103.2	104.1	(0.9)
Depreciation and amortization	25.8	23.6	2.2
Operating income	37.2	42.1	(4.9)
Other income (deductions)	4.1	8.3	(4.2)
Net interest charges	(20.0)	(18.5)	(1.5)
Segment earnings before income taxes	21.4	31.9	(10.6)
Income (taxes)	(6.6)	(10.9)	4.3
Valencia non-controlling interest	(3.2)	(3.3)	0.1
Preferred stock dividend requirements	(0.1)	(0.1)	—
Segment earnings	$11.4	$17.7	$(6.3)

The following table summarizes the significant changes to electric operating revenues, cost of energy, and margin:

	2012/2013 Change
	Three Months Ended March 31,
	Electric
	Operating	Cost of
	Revenues	Energy	Margin
	(In millions)
Retail load	$(2.1)	$—	$(2.1)
Retail fuel and transmission	10.4	10.7	(0.3)
Wholesale rate increases	2.0	—	2.0
Energy efficiency rider	0.6	—	0.6
Renewable energy rider	4.7	1.5	3.2
Unregulated margin	1.5	0.2	1.3
Net unrealized economic hedges	(9.7)	(1.3)	(8.4)
Net change	$7.5	$11.1	$(3.7)

The following table shows electric operating revenues by customer class and average number of customers:

	Three Months Ended March 31,
	2013	2012	Change
	(In millions, except customers)
Residential	$104.3	$99.7	$4.6
Commercial	88.3	87.4	0.9
Industrial	17.3	18.0	(0.7)
Public authority	5.3	5.3	—
Economy service	7.9	5.5	2.4
Other retail	3.4	4.6	(1.2)
Transmission	8.7	8.9	(0.2)
Firm requirements wholesale	11.5	9.1	2.4
Other sales for resale	17.1	8.1	9.0
Mark-to-market activity	(5.9)	3.8	(9.7)
	$257.9	$250.4	$7.5
Average retail customers (thousands)	507.4	505.0	2.4
The following table shows GWh sales by customer class:

	Three Months Ended March 31,
	2013	2012	Change
	(Gigawatt hours)
Residential	851.3	837.2	14.1
Commercial	878.5	899.5	(21.0)
Industrial	252.6	272.3	(19.7)
Public authority	55.0	56.1	(1.1)
Economy service	176.7	141.5	35.2
Firm requirements wholesale	177.2	172.8	4.4
Other sales for resale	532.8	281.1	251.7
	2,924.1	2,660.5	263.6

For the three months ended March 31, 2013, retail load was lower compared to the three months ended March 31, 2012 reflecting a continued sluggish economy in New Mexico. In particular, the Albuquerque metropolitan area continues to lag the nation in economic recovery. In spite of the economic pressures, PNM experienced modest customer growth of 0.5% and the unemployment rate in New Mexico remains lower than the national rate. The decrease in PNM's weather and leap-year normalized, retail load of was 1.9% in 2013 compared to 2012. Lower retail revenues and margins of $2.1 million were primarily driven by retail load decreases in the commercial and industrial customer classes, which continue to show considerable weakness. New Mexico businesses seem to be taking a long time to recover from the economic downturn. These decreases were partly offset by an increase in the residential class mainly due to colder weather. Based on the current trends, load could be down 1% for the full year 2013 compared to 2012.  However, since PNM's largest quarter is third quarter, economic conditions may improve by that point, which could cause load to increase.

PNM provides economy energy services to a major customer. The only impact in margin for this customer is from minor ancillary services, and other changes in revenues and cost of energy are a pass through with no impact to margin. Other sales for resale revenues and volumes increased for the three months ended March 31, 2013, primarily due to reduced off-system sales at SJGS in 2012 resulting from the fire incident at the mine providing coal to SJGS. Increased off-system sales from SJGS in 2013 are included in PNM's FPPAC and do not impact margin. See Note 9 for more discussion on the SJGS mine fire incident.

For the three months ended March 31, 2013 lower retail transmission revenue and an increase in short-term transmission purchases from other providers reduced margin by $0.3 million compared to 2012. An increase in rates charged to a wholesale firm-requirements customer increased revenue and margin by $2.0 million in the three months ended March 31, 2013 compared to 2012.

PNM offers several energy efficiency programs and initiatives to its retail customers regulated by the NMPRC. In addition, PNM is allowed to earn incentives on these programs, based on energy savings of the programs. PNM recovers these energy efficiency program costs via a rate rider. For the three months ended March 31, 2013, revenues and margin from the energy efficiency rider improved by $0.6 million, primarily due to additional incentives earned compared to 2012. Other changes in energy efficiency revenues are offset by changes in operating expenses.

In August 2012, PNM implemented its renewable energy rider, a mechanism approved by the NMPRC, which recovers renewable energy procurement costs, including the investment in and an allowed return on the 22 MW PNM-owned solar PV facilities incurred to meet the RPS. See Note 10. For the three months ended March 31, 2013, revenues increased by $4.7 million due to this rider and cost of energy, reflecting the purchase of RECs, increased by $1.5 million. Such revenues include a return on investment of $0.9 million and the remaining revenues are for recovery of renewable energy operating, depreciation and interest expenses.

For the three months ended March 31, 2013, higher unregulated revenues of $1.5 million and margin of $1.3 million associated with PNM's share of PVNGS Unit 3, which is excluded from retail regulation, were due to favorable market power prices on sales compared to three months ended March 31, 2012, partially offset by increases in nuclear fuel costs.

Changes in unrealized mark-to-market gains and losses are based on economic hedges in place for sales and fuel costs not covered under the FPPAC, primarily associated with PVNGS Unit 3. Unrealized losses of $4.9 million for the three months ended March 31, 2013 compared to unrealized gains of $3.5 million for the three months ended March 31, 2012, decreased margin by $8.4 million.

For the three months ended March 31, 2013 operating expenses decreased by $0.9 million, including reductions due to timing of planned outages at SJGS and PVNGS of $2.1 million and $0.8 million. These were offset by higher outage expense at Four Corners of $0.4 million. In addition, bad debt expense decreased by $0.7 million due to improved collection experience. The decreases were offset by higher incentive compensation expense of $0.7 million and higher property, regulatory and payroll taxes of $0.8 million.

For the three months ended March 31, 2013, depreciation expense increased by $2.2 million primarily due to amortization of previously deferred costs related to the 22 MW PNM-owned solar PV facilities, which beginning in August 2012 are being recovered through a rate rider, as well as higher depreciation due to an increase in utility plant in service.

For the three months ended March 31, 2013, other income (deductions) was $4.2 million lower than 2012. Lower gains on investments held by the NDT reduced other income by $2.9 million in 2013 compared to 2012. Lower interest income on

PVNGS lessor notes of $0.6 million due to lower outstanding balances and lower equity AFUDC of $0.7 million also reduced other income.

For the three months ended March 31, 2013, interest expense increased $1.5 million primarily due to the deferral of interest costs associated with the 22 MW PNM-owned solar PV facilities during 2012, which are now being recovered through a rate rider.

TNMP

The following table summarizes the operating results for TNMP:

	Three Months Ended March 31,
	2013	2012	Change
	(In millions)
Total electric operating revenues	$59.8	$55.0	$4.8
Cost of energy	13.0	11.3	1.7
Margin	46.7	43.7	3.1
Operating expenses	22.0	20.6	1.4
Depreciation and amortization	11.7	11.3	0.4
Operating income	13.1	11.8	1.3
Other income (deductions)	0.2	0.1	0.1
Net interest charges	(7.2)	(7.1)	(0.1)
Segment earnings before income taxes	6.0	4.8	1.2
Income (taxes)	(2.3)	(1.8)	(0.5)
Segment earnings	$3.7	$3.0	$0.7
The following table summarizes the significant changes to total electric operating revenues, cost of energy, and margin:

	2012/2013 Change
	Three Months Ended March 31,
	Electric
	Operating	Cost of
	Revenues	Energy	Margin
	(In millions)
Rate increases	$0.7	$—	$0.7
Customer usage/load	1.4	—	1.4
Transmission cost recovery	2.1	1.7	0.4
AMS surcharge	1.0	—	1.0
Other	(0.4)	—	(0.4)
Net change	$4.8	$1.7	$3.1

The following table shows total electric operating revenues by retail tariff consumer class, including intersegment revenues, and average number of consumers:

	Three Months Ended March 31,
	2013	2012	Change
	(In millions, except consumers)
Residential	$22.9	$20.8	$2.1
Commercial	20.9	20.1	0.8
Industrial	3.0	3.4	(0.4)
Other	13.0	10.7	2.3
	$59.8	$55.0	$4.8
Average consumers (thousands) (1)	234.1	232.0	2.1

(1)
TNMP provides transmission and distribution services to REPs that provide electric service to consumers in TNMP's service territories. The number of consumers above represents the customers of these REPs. Under TECA, consumers in Texas have the ability to choose any REP to provide energy.

The following table shows GWh sales by retail tariff consumer class:

	Three Months Ended March 31,
	2013	2012	Change
	(Gigawatt hours)
Residential	561.4	516.7	44.7
Commercial	478.3	488.0	(9.7)
Industrial	552.5	626.6	(74.1)
Other	21.5	23.9	(2.4)
	1,613.7	1,655.2	(41.5)

Implementation of rate increases in March 2013 and September 2012 resulted in higher revenues and margins of $0.7 million in the three months ended March 31, 2013 compared to 2012. See Note 10. After adjusting for weather impacts and transmission service customers, usage per customer and average number of customers were higher in TNMP's service area increasing revenues by $1.0 million for the three months ended March 31, 2013 compared to 2012. In addition, cooler temperatures in the three months ended March 31, 2013 compared to milder weather in 2012 resulted in higher usage increasing revenues and margin $0.4 million. Differences between revenues and costs charged by transmission providers are deferred and recovered through a transmission cost recovery factor, resulting in higher margin of $0.4 million in the three months ended March 31, 2013 compared to 2012. For the three months ended March 31, 2013, the AMS surcharge improved revenues and margin by $1.0 million, which offset increases in operating expenses and depreciation.

Customer related expenses and administrative and general expenses associated with the AMS deployment increased operating expenses $0.6 million for the three months ended March 31, 2013 compared to 2012. Higher vegetation management expense of $0.3 million and higher energy efficiency program expenses of $0.4 further increased operating expenses for the three months ended 2013.

The increase in depreciation and amortization expense for the three months ended March 31, 2013 is mainly due to the deployment of AMS on TNMP's system, which is recovered through the surcharge discussed above.

Corporate and Other

The table below summarizes the operating results for Corporate and Other:

	Three Months Ended March 31,
	2013	2012	Change
	(In millions)
Total revenues	$—	$—	$—
Cost of energy	—	—	—
Margin	—	—	—
Operating expenses	(3.7)	(3.3)	(0.4)
Depreciation and amortization	3.3	3.5	(0.2)
Operating income (loss)	0.4	(0.2)	0.6
Other income (deductions)	(1.8)	(2.6)	0.8
Net interest charges	(4.1)	(4.0)	(0.1)
Segment earnings (loss) before income taxes	(5.4)	(6.7)	1.3
Income (taxes) benefit	0.9	3.1	(2.2)
Segment earnings (loss)	$(4.5)	$(3.6)	$(0.9)

Operating expenses for Corporate and Other are net of amounts allocated to PNM and TNMP under shared service agreements. Operating expenses decreased in the three months ended March 31, 2013 compared to 2012 primarily due to legal and consulting expenses incurred in 2012 related to the Company's union negotiations and the restructuring of outsourcing arrangements for information technology. These expenses did not recur in 2013.
Depreciation and amortization expense decreased $0.2 million in the three months ended March 31, 2013 compared to 2012 due to amortization of leasehold improvements during 2012 for part of the Company's corporate headquarters that was abandoned and fully amortized during 2012. Changes in depreciation and amortization are offset in operating expenses as a result of allocation of these costs to other business segments. PNM and TNMP deferred their allocations of the accelerated amortization of leasehold improvements as regulatory assets to be recovered through rates.
The change in other income and deductions is primarily due to lower performance on other investments during 2012 which did not recur during the three months ended March 31, 2013.

During the three months ended March 31, 2013, income (taxes) benefits includes the impairment of New Mexico wind energy production credits, which after federal income tax benefit, amounted to $1.5 million. See Note 12. No such impairment occurred in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows

The changes in PNMR’s cash flows for the three months ended March 31, 2013 compared to March 31, 2012 are summarized as follows:

	Three Months Ended March 31,
	2013	2012	Change
		(In millions)
Net cash flows from:
Operating activities	$(1.4)	$13.6	$(15.0)
Investing activities	(62.2)	(69.6)	7.4
Financing activities	59.7	47.9	11.8
Net change in cash and cash equivalents	$(3.9)	$(8.1)	$4.2

The changes in PNMR's cash flows from operating activities relate primarily to a decrease in cash flows from operating activities at PNM, including a decrease in receipt of governmental grants of $20.9 million, refunds of $15.2 million to transmission customers related to the settlement of PNM's transmission rate case, and decreases in accounts payable. Contributions to the PNM and TNMP pension and other postretirement benefit plans of $61.5 million in the three months ended March 31, 2013 compared to $84.1 million in 2012 partially offset these decreases.
The changes in PNMR's cash flows from investing activities relate primarily to a decrease of $10.4 million in utility plant additions in the three months ended March 31, 2013 compared to 2012. Utility plant additions at PNM were $22.3 million lower in the three months ended March 31, 2013 than 2012, including $12.4 million lower nuclear fuel purchases, due to the acceleration of fuel deliveries in 2012 related to the financial difficulties of a supplier; a reduction of $9.0 million in renewable energy additions, primarily related to payments in 2012 for the 22 MW of PNM-owned solar PV completed late in 2011; and a $3.5 million reduction in generation additions related to SJGS. TNMP utility plant additions increased $11.5 million in the three months ended March 31, 2013 compared to 2012, including increases in AMS additions of $3.2 million and other transmission and distribution additions of $9.7 million. Corporate plant additions increased $4.4 in in the three months ended March 31, 2013 compared to 2012, primarily related to payments in 2013 for renovations of the corporate headquarters building completed in late 2012.
The changes in cash flows from financing activities primarily relate to a $17.5 million greater increase in net short-term borrowings in the three months ended March 31, 2013 compared to 2012. The greater increase in 2013 reflects additional borrowings to offset the reduction in cash flows from operating activities, partially offset by the reduction in investing activities, as described above. The Company's operations are seasonal with the greatest amount of cash collections from customers following the higher revenues occurring in the summer months. Therefore, historically short-term borrowings are used in the first quarter of the year to offset construction expenditures and operations. Cash outflows for awards of common stock, net of proceeds from the exercise of options, increased $1.3 million due to an increase in the price of PNMR's common stock and the increased utilization of restricted stock awards rather than stock options.

Financing Activities

See Note 6 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K, for additional information concerning the Company's financing activities. On March 6, 2013, TNMP commenced an offer to exchange any and all of TNMP's $265.5 million aggregate principal amount outstanding 9.50% First Mortgage Bonds, due 2019, Series 2009A, for a new series of 6.95% First Mortgage Bonds due 2043, Series 2013A, and up to $140 in cash for each $1,000 of bonds exchanged. Settlement of the exchange offer occurred on April 3, 2013. Upon settlement, TNMP issued $93.2 million of 6.95% First Mortgage Bonds and paid an aggregate of $13.0 million in cash in exchange for $93.2 million of 9.50% First Mortgage Bonds, in addition to payment of accrued and unpaid interest on the exchanged bonds.
On April 22, 2013, PNM entered into the $75.0 million PNM Term Loan Agreement. Funding occurred on April 22, 2013, at which time the funds were used to repay $75.0 million in borrowings made under the PNM Revolving Credit Facility.

Capital Requirements

Total capital requirements consist of construction expenditures and cash dividend requirements for PNMR common stock and PNM preferred stock. Key activities in PNMR's current construction program include:

•	Upgrading generation resources and additional renewable energy projects

•	Expanding the electric transmission and distribution systems

•	Purchasing nuclear fuel

Projected capital requirements, including amounts expended through March 31, 2013, are:

	2013	2014-2017	Total
	(In millions)
Construction expenditures	$390.1	$1,408.8	$1,798.9
Dividends on PNMR common stock	51.0	210.3	261.3
Dividends on PNM preferred stock	0.5	2.1	2.6
Total capital requirements	$441.6	$1,621.2	$2,062.8

The construction expenditure estimates are under continuing review and subject to ongoing adjustment, as well as to Board review and approval. The construction expenditures above include additional renewable resources anticipated to be required to meet the RPS, additional peaking resources needed to meet needs outlined in PNM's current IRP, and environmental upgrades at Four Corners of $71.9 million estimated to be expended through 2017. The construction expenditures above do not include any amounts related to environmental upgrades at SJGS that ultimately may be required by EPA to address regional haze or expenditures that could be required to replace capacity should environmental control at SJGS involve shutdown of one or more SJGS units. See Note 9 and Commitments and Contractual Obligations below. The ability of PNMR to pay dividends on its common stock is dependent upon the ability of PNM and TNMP to be able to pay dividends to PNMR. Note 5 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K describes regulatory and contractual restrictions on the payment of dividends by PNM and TNMP.
During the three months ended March 31, 2013, PNMR met its capital requirements and construction expenditures through cash generated from operations, as well as its liquidity arrangements.

In addition to the capital requirements for construction expenditures and dividends, the Company has long-term debt that must be paid or refinanced at maturity. Note 6 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K contains information about the maturities of long-term debt. The Company has from time to time refinanced or repurchased portions of its outstanding debt before scheduled maturity. See Financing Activities above. Depending on market conditions, the Company may refinance other debt issuances or make additional debt repurchases in the future.
Liquidity
PNMR's liquidity arrangements include the PNMR Revolving Credit Facility and the PNM Revolving Credit Facility that both expire in 2017 and the TNMP Revolving Credit Facility that expires in December 2015. The PNMR Revolving Credit Facility has a financing capacity of $300.0 million, the PNM Revolving Credit Facility has a financing capacity of $400.0 million, and the TNMP Revolving Credit Facility has a financing capacity of $75.0 million. The Company believes the terms and conditions of its facilities are consistent with those of other investment grade revolving credit facilities in the utility industry.  In December 2012, PNMR entered into the PNMR Term Loan Agreement, borrowed $100.0 million under that agreement, and used the funds to repay $100.0 million in borrowings made under the PNMR Revolving Credit Facility. On April 22, 2013, PNM entered into the PNM Term Loan Agreement, borrowed $75.0 million under that agreement, and used the funds to repay $75.0 million in borrowings made under the PNM Revolving Credit Facility. Each of these facilities contains one financial covenant, which requires the maintenance of debt-to-capital ratios of less than or equal to 65%.  These ratios for PNMR and PNM reflect the present value of payments under the PVNGS and EIP leases as debt.
The revolving credit facilities provide short-term borrowing capacity and also allow letters of credit to be issued. Letters of credit reduce the available capacity under the facilities. The Company utilizes these credit facilities and cash flows from operations to provide funds for both construction and operational expenditures. The Company's business is seasonal with more revenues and cash flows from operations being generated in the summer months. In general, the Company relies on the credit facilities to be the initial funding source for construction expenditures. Accordingly, borrowings under the facilities increase over time. Depending on market and other conditions, the Company will periodically sell long-term debt and use the proceeds to reduce the borrowings under the credit facilities. Short-term borrowings at PNMR ranged from $21.5 million to $54.2 million during the three months ended March 31, 2013 and from $14.0 million to $105.7 million during the three months ended March 31, 2012. PNM short-term borrowings ranged from $9.8 million to $130.8 million during the three months ended March 31, 2013 and from $44.1 million to $167.9 million during the three months ended March 31, 2012. TNMP borrowings ranged from zero to $25.0 million during the three months ended March 31, 2013 and there were no borrowings during the three months ended March 31, 2012. At March 31, 2013, average interest rates were 1.96% for the PNMR Revolving Credit Facility, 1.335% for the PNMR Term Loan Agreement, 1.71% for the PNM Revolving Credit Facility, and 1.83% for the TNMP Revolving Credit Facility.
The Company currently believes that its capital requirements can be met through internal cash generation, existing credit arrangements, and access to public and private capital markets. To cover the difference in the amounts and timing of internal cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements. However, if difficult market conditions experienced during 2008 and 2009 return or worsen, the Company may not be able to access the capital markets or renew credit facilities when they expire. Should that occur, the Company would seek to improve cash flows by reducing capital expenditures and exploring other available alternatives. Also, PNM may consider seeking authorization for the issuance of first mortgage bonds to improve access to the capital markets.

In addition to its internal cash generation, the Company anticipates that it will be necessary to obtain additional long-term financing to fund its capital requirements through 2017. This could include debt refinancing, new debt issuances, and/or new equity.
The Company's ability to access the credit and capital markets at a reasonable cost is largely dependent upon its:

•	Ability to earn a fair return on its investments

•	Results of operations

•	Ability to obtain required regulatory approvals

•	Conditions in the financial markets

•	Credit ratings
The credit ratings for PNMR, PNM, and TNMP were set forth under the heading Liquidity in the MD&A contained in the 2012 Annual Reports on Form 10-K. On April 5, 2013, S&P raised the corporate credit ratings and the senior debt ratings for PNMR, PNM, and TNMP, as well as the preferred stock rating for PNM. S&P retained the outlook as stable for all entities. As of May 1, 2013, ratings on the Company's securities were as follows:

	PNMR	PNM	TNMP
S&P
Senior secured debt	*	*	A-
Senior unsecured debt	BBB-	BBB	*
Preferred stock	*	BB+	*
Moody's
Senior secured debt	*	*	A3
Senior unsecured debt	Ba1	Baa3	*
Preferred stock	*	Ba2	*
* Not applicable

Investors are cautioned that a security rating is not a recommendation to buy, sell, or hold securities, that it is subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.

A summary of liquidity arrangements, which do not include the PNMR Term Loan Agreement or the PNM Term Loan Agreement, as of May 1, 2013 is as follows:

	PNMR Separate	PNM Separate	TNMP Separate	PNMR Consolidated
		(In millions)
Financing capacity - revolving credit facility	$300.0	$400.0	$75.0	$775.0

Amounts outstanding as of May 1, 2013:
Revolving credit facility	60.3	16.2	30.0	106.5
Letters of credit	11.3	3.5	0.3	15.1

Total short–term debt and letters of credit	71.6	19.7	30.3	121.6

Remaining availability as of May 1, 2013	$228.4	$380.3	$44.7	$653.4
Invested cash as of May 1, 2013	$4.5	$—	$—	$4.5
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
Off-Balance Sheet Arrangements
PNMR's off-balance sheet arrangements include PNM's operating lease obligations for PVNGS Units 1 and 2, the EIP transmission line, and Delta. These arrangements help ensure PNM the availability of lower-cost generation needed to serve customers. See MD&A - Off-Balance Sheet Arrangements and Notes 7, 9, and 16 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K. See Note 3 for additional information concerning the PVNGS Leases and Delta. See Note 9 for additional information concerning the EIP transmission line.
Commitments and Contractual Obligations
PNMR, PNM, and TNMP have contractual obligations for long-term debt, operating leases, construction expenditures, purchase obligations, and certain other long-term obligations. See MD&A - Commitments and Contractual Obligations in the 2012 Annual Reports on Form 10-K.

 Contingent Provisions of Certain Obligations
As discussed in the 2012 Annual Reports on Form 10-K, PNMR, PNM, and TNMP have a number of debt obligations and other contractual commitments that contain contingent provisions. Some of these, if triggered, could affect the liquidity of the Company. In the unlikely event that the contingent requirements were to be triggered, PNMR, PNM, or TNMP could be required to provide security, immediately pay outstanding obligations, or be prevented from drawing on unused capacity under certain credit agreements. The contingent provisions also include contractual increases in the interest rate charged on certain of the Company's short-term debt obligations in the event of a downgrade in credit ratings. The Company believes its financing arrangements are sufficient to meet the requirements of the contingent provisions. No conditions have occurred that would result in any of the above contingent provisions being implemented.

Capital Structure
The capitalization tables below include the current maturities of long-term debt, but do not include short-term debt and do not include operating lease obligations as debt.

	March 31, 2013	December 31, 2012
PNMR
PNMR common equity	48.8%	48.9%
Preferred stock of subsidiary	0.3%	0.3%
Long-term debt	50.9%	50.8%
Total capitalization	100.0%	100.0%

PNM
PNM common equity	50.9%	50.5%
Preferred stock	0.5%	0.5%
Long-term debt	48.6%	49.0%
Total capitalization	100.0%	100.0%

TNMP
Common equity	60.0%	59.8%
Long-term debt	40.0%	40.2%
Total capitalization	100.0%	100.0%

OTHER ISSUES FACING THE COMPANY

Climate Change Issues

Background
In 2012, PNM's generating plants emitted approximately 6.7 million metric tons of CO2, which comprises the vast majority of its GHG.  By comparison, the total GHG in the United States in 2011, the latest year for which EPA has published this data, were approximately 6.7 billion metric tons, of which approximately 5.6 billion metric tons were CO2.  According to EPA data, electricity generation accounted for approximately 2.2 billion metric tons, or 39%, of the CO2 emissions.
PNM has several programs underway to reduce GHG from its generating plants, thereby reducing its exposure to climate change regulation. See Note 10. In 2011, PNM completed construction of 22 MW of utility-scale solar generation located at five sites on PNM's system throughout New Mexico. In 2013, PNM is expanding its renewable energy portfolio by constructing 21.5 MW of utility-scale solar generation that will be on-line by the end of the year and has signed a 20 year PPA for the output of a 10 MW geothermal facility to be in service in 2014. Additionally, PNM has a customer distributed solar generation program that is expected to grow distributed solar from almost 20 MW installed at the end of 2012 to over 44 MW by the end of 2013. Once fully subscribed, the distributed solar programs will reduce PNM's production from fossil-fueled electricity generation by 116 GWh per year. PNM offers its customers a comprehensive portfolio of energy efficiency and load management programs, with a 2012 budget of over $17 million, that PNM estimates saved approximately 79 GWh of electricity in 2012. Over the next 18 years, PNM projects the expanded energy efficiency and load management programs will provide the equivalent of approximately 12,185 GWh of electricity, which will avoid at least 6.1 million metric tons of CO2 based upon projected emissions from PNM's system-wide resources. These estimates are subject to change given that it is difficult to accurately estimate avoidance because of the high uncertainty of many of the underlying variables and complex interrelationships between those variables, including changes in demand for electricity.
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
At December 31, 2012, approximately 81.8% of PNM's owned and leased generating capacity, all of which is located within the United States, consisted of coal or gas-fired generation that produces GHG. The Company does not anticipate any direct impact from any near-term international accords. Based on current forecasts, the Company does not expect its output of GHG from existing sources to increase significantly in the near-term. Many factors affect the amount of GHG, including plant performance.  For example, if PVNGS experienced prolonged outages, PNM might be required to utilize other power supply resources such as gas-fired generation, which could increase GHG. If new natural gas-fired generation resources are added to meet increased load as anticipated in PNM's current IRP, GHG would be incrementally increased. As described in Note 9, on February 15, 2013, PNM, NMED, and EPA agreed to pursue a strategy to address the regional haze requirements of the CAA at the coal-fired SJGS, which would include the shutdown of SJGS Units 2 and 3. If implemented, shutdown of those units would reduce PNM's GHG (based on 2012 data) by approximately 1.9 million tons of CO2 per year beginning in 2018. That agreement also contemplates that gas-fired generation would be built to partially replace the retired capacity. Although replacement power strategies have not been finalized, the reduction in GHG from the retirement of coal-fired generation would be greater than the increase in GHG from replacement with gas-fired generation.
Because of PNM's dependence on fossil-fueled generation, any legislation that imposes a limit or cost on GHG will impact the cost at which electricity is produced. While PNM expects to recover that cost through rates, the timing and outcome of proceedings for cost recovery is uncertain. In addition, to the extent that any additional costs are recovered through rates, customers may reduce their demand, relocate facilities to other areas with lower energy costs, or take other actions that ultimately will adversely impact PNM.
Given the geographic location of its facilities and customers, PNM generally has not been exposed to the extreme weather events and other physical impacts commonly attributed to climate change, with the exception of periodic drought conditions. Climate changes are generally not expected to have material consequences in the near-term. Drought conditions in northwestern New Mexico could impact the availability of water for cooling coal-fired generating plants. Water shortage sharing agreements have been in place since 2004, although no shortage has been declared due to sufficient precipitation in the San Juan River basin.

PNM also has a supplemental water contract in place with the Jicarilla Tribe to help address any water shortages from primary sources. The contract expires on December 31, 2016.  TNMP has operations in the Gulf Coast area of Texas, which experiences periodic hurricanes and drought conditions. In addition to potentially causing physical damage to TNMP-owned facilities, which disrupt the ability to transmit and/or distribute energy, hurricanes can temporarily reduce customers' usage and demand for energy.

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

On March 27, 2012, EPA issued its proposed carbon pollution standards for the emission of GHG from new fossil-fueled electric generating units (“EGUs”). The proposed NSPS sets a limit of 1,000 lb CO2/MWh and covers newly constructed fossil-fueled EGUs that are larger than 25 MW. The proposed limit is based on the performance of natural gas combined cycle technology. Therefore, coal-fired power plants would likely only be able to comply with the standard by using carbon capture and sequestration technology. The proposed rule includes an exemption for simple cycle EGUs. However, during the comment period, EPA solicited comments on whether to drop the exemption and instead exempt any fossil-fueled EGU that limits electric generation to one-third of its annual generating capacity. The proposed rule, as written, does not include limits that apply to existing power plants, or proposed plants that already have a complete preconstruction permit and commence construction within 12 months of the issuance of the proposed rule. The proposal is the first NSPS issued for CO2, and although it is limited to new sources, it has potential far-reaching implications for the utility industry. When finalized, the standard could serve as the floor for BACT analysis for PSD permitting for new GHG sources under the Tailoring Rule. The proposed rule was published in the Federal Register on April 13, 2012. EPA accepted comment on the proposed rule through June 25, 2012. On April 12, 2013, EPA announced it would delay the issuance of the GHG NSPS for new sources. EPA received over two million comments on the proposed rule. EPA has not set a timeline for publishing a revised rule.
Completion of the proposed NSPS for new EGUs is a prerequisite for EPA to promulgate GHG standards for existing sources. An EPA proposal to establish a GHG NSPS for existing sources was expected in April 2013, but the actual date is uncertain due to the delay discussed above. In setting the standards, EPA has historically used technology-based performance standards on emission rates. The only end-of-pipe emission control technology for coal and gas fired power plants available for GHG reduction is carbon capture and sequestration, which is not yet a commercially demonstrated technology. There are limited efficiency enhancement measures that may be available to a subset of the existing EGUs; however, such measures would provide only marginal GHG improvements.
EPA regulation of GHG from large stationary sources will impact PNM's fossil-fueled EGUs. Impacts could involve investments in efficiency improvements and/or control technologies at the fossil-fueled generating plants. Although, currently there are no commercially viable GHG control technologies for existing EGUs, such technologies may become viable in the future. It is also possible that the costs of such improvements or technologies could impact the economic viability of some plants.
The impact of EPA's regulation of GHG to PNM is unknown because the regulatory requirements, including BACT implications and NSPS requirements, are still developing. PNM estimates that implementation of an alternative SIP for BART at SJGS, which requires the installation of SNCRs on Units 1 and 4 by January 2016 and the retirement of SJGS Units 2 and 3 by the end of 2017, will result in a 28% CO2 reduction from PNM 2012 system-wide emissions from all PNM-owned generating facilities by 2020.
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
State and Regional Activity
Pursuant to New Mexico law, each utility must submit an IRP to the NMPRC every three years to evaluate renewable energy, energy efficiency, load management, distributed generation, and conventional supply-side resources on a consistent and comparable basis.  The IRP is required to take into consideration risk and uncertainty of fuel supply, price volatility, and costs of anticipated environmental regulations when evaluating resource options to meet supply needs of the utility's customers.  The NMPRC issued an order in June 2007, requiring that New Mexico utilities factor a standardized cost of carbon emissions into their IRPs using prices ranging between $8 and $40 per metric ton of CO2 emitted and escalating these costs by 2.5% per year.  Under the NMPRC order, each utility must analyze these standardized prices as projected operating costs.  Reflecting the developing nature of this issue, the NMPRC order states that these prices may be changed in the future to account for additional information or changed circumstances.  However, PNM is required to use these prices for purposes of its IRP, and the prices may not reflect the costs that it ultimately will incur.  PNM's IRP filed with the NMPRC on July 18, 2011 (Note 10) showed that while consideration of the NMPRC required carbon emissions costs did not significantly change the resource decisions regarding future facilities over the next 20 years, it did slightly impact the projected in-service dates of some of the identified resources.  Much higher GHG costs than assumed in the NMPRC analysis are necessary to impact future resource decisions. The primary consequence of the standardized cost of carbon emissions was an increase to generation portfolio costs. In recent years, New Mexico also adopted regulations to directly limit GHG from larger sources, including EGUs. However, these regulations have been repealed. In November 2010, the EIB adopted a regional GHG cap and trade program proposed by the NMED. The NMED GHG program was intended to implement, in New Mexico, the regional cap and trade program developed by the Western Climate Initiative (“WCI") which is an organization formerly comprised of seven western states, including New Mexico, and three Canadian provinces. The NMED GHG regulation would have capped GHG emissions based on a 2011 emission baseline. Thereafter, NMED would grant GHG allowances to covered sources based on their individual emission baseline. The available allowances would decline by 2% each succeeding year requiring sources to either reduce GHG emissions by the requisite amount or purchase emission allowances from a yet-to-be established regional trading market. The required GHG reductions under the NMED program were not to be triggered until the available trading market for GHG allowances consisted of 100 million metric tons or more. New Mexico, by itself, had insufficient regulated GHG emissions to establish the requisite trading market.
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

Transmission Issues
    At any given time, FERC has various notices of inquiry and rulemaking dockets related to transmission issues pending. Such actions may lead to changes in FERC administrative rules or ratemaking policy, but have no time frame in which action must be taken or a docket closed with no further action. Further, such notices and rulemaking dockets do not apply strictly to PNM, but will have industry-wide effects in that they will apply to all FERC-regulated entities. PNM monitors and often submits comments taking a position in such notices and rulemaking dockets or may join in larger group responses. PNM often cannot determine the full impact of a proposed rule and policy change until the final determination is made by FERC and PNM is unable to predict the outcome of these matters.
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
During the first quarter of 2011, at the request of PNM and other southwestern utilities, NERC advised all transmission owners and transmission service providers that the implementation of portions of the MOD-029 methodology for "Flow Limited" paths has been delayed until such time as a modification to the standard can be developed that will mitigate the technical concerns identified by the transmission owners and transmission service providers. PNM and other western utilities filed a Standards Action Request with NERC in the second quarter of 2012 and are waiting for the request to be processed through NERC's standards development.

In July 2011, FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development.  Order 1000 calls for significant changes to the transmission process of WestConnect, an organization of utility companies providing transmission of electricity, in the western region that includes PNM.  On October 11, 2012, PNM and other WestConnect participants filed modified versions of Attachment K to their transmission tariffs to meet Order 1000 regional compliance requirements. Thirteen intervention motions were filed, with several objecting to and/or protesting various provisions of the filings submitted by the WestConnect participants. On December 17, 2012, the WestConnect participants filed responses to the issues raised by the intervenors. On March 21, 2013, FERC issued its order regarding PNM's and six other WestConnect FERC jurisdictional utilities compliance filings. FERC partially accepted many aspects of the filings including the governance structure that gives the transmission owners a veto authority over the regional plan and cost allocations. A major change directed by FERC is the requirement that the cost allocations be binding on identified beneficiaries and that a process be created that will result in a qualified developer being selected. WestConnect members are evaluating the order and will be required to submit revised filings. The non-binding cost allocation was of particular importance to the non-public utility members of WestConnect. These entities are evaluating how, and if, they can participate in regional planning given that this directive is something they cannot accept. Compliance filings must be made by July 22, 2013. Another compliance filing will be made in July 2013 to address the planning and cost allocation between WestConnect and other regions.

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

Other Matters

On March 25, 2013, a petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to certify a union at TNMP for utility workers. On April 12, 2013, a second petition was filed by IBEW Local 66 with the National Labor Relations Board seeking to certify a union at TNMP of meter technicians, who were not included in the original petition. Approximately 200 employees are covered by the petitions. Elections to determine whether the IBEW will represent the employees will be held in May 2013.  Should the employees vote to unionize, contract negotiations will begin immediately with the union.

See Notes 9 and 10 herein and Notes 16 and 17 of the Notes to Consolidated Financial Statements in the 2012 Annual Reports on Form 10-K for a discussion of commitments and contingencies and rate and regulatory matters.

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

As of March 31, 2013, there have been no significant changes with regard to the critical accounting policies disclosed in PNMR’s, PNM’s, and TNMP’s 2012 Annual Reports on Forms 10-K. The policies disclosed included unbilled revenues, regulatory accounting, impairments, decommissioning costs, derivatives, pension and other postretirement benefits, accounting for contingencies, income taxes, and market risk.

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

•	The risk that reliability standards regarding available transmission capacity and other FERC rulemakings may negatively impact the operation of PNM's transmission system

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

•	Uncertainty surrounding the status of PNM's participation in jointly-owned generation projects resulting from the scheduled expiration of the operational and fuel supply agreements for the projects

•	The risks associated with completion of generation, transmission, distribution, and other projects

•	Regulatory, financial, and operational risks inherent in the operation of nuclear facilities, including spent fuel disposal uncertainties

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

Any material changes to risk factors occurring after the filing of PNMR’s, PNM’s, and TNMP’s 2012 Annual Reports on Form 10-K are disclosed in Item 1A, Risk Factors, in Part II of this Form 10-Q.

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
Commodity Risk
Information concerning accounting for derivatives and the risks associated with commodity contracts is set forth in Note 4, including a summary of the fair values of mark-to-market energy related derivative contracts included in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2013 and the year ended December 31, 2012, PNMR and PNM had no commodity derivative instruments designated as cash flow hedging instruments.
Commodity contracts that meet the definition of a derivative under GAAP, other than those derivatives designated as normal purchases and normal sales, are recorded at fair value on the Condensed Consolidated Balance Sheets. The following table details the changes in PNMR’s net asset or liability balance sheet position for mark-to-market energy transactions:

	Three Months Ended
	March 31,
	2013	2012
Economic Hedges	(In thousands)
Sources of fair value gain (loss):
Net fair value at beginning of period	$1,204	$(356)
Amount realized on contracts delivered during period	(1,055)	(1,112)
Changes in fair value	(3,847)	4,614
Net mark-to-market change recorded in earnings	(4,902)	3,502
Net change recorded as regulatory assets and liabilities	(105)	(81)
Net fair value at end of period	$(3,803)	$3,065
The following table provides the maturity of PNMR’s net assets (liabilities) other than cash flow hedges, giving an indication of the calendar year in which these mark-to-market amounts will settle and generate (use) cash.

Fair Value of Mark-to-Market Instruments at March 31, 2013

	Settlement Dates
	2013	2014	2015	2016

Economic hedges
Prices actively quoted	$—	$—	$—	$—
Prices provided by other external sources	(1,835)	(995)	(646)	(327)
Prices based on models and other valuations	—	—	—	—
Total	$(1,835)	$(995)	$(646)	$(327)

PNM measures the market risk of its long-term contracts and wholesale activities using a Monte Carlo VaR simulation model to report the possible loss in value from price movements and is not a measure of the potential accounting mark-to-market loss. The quantitative risk information is limited by the parameters established in creating the model. The Monte Carlo VaR methodology employs the following critical parameters: historical volatility estimates, market values of all contractual commitments, a three-day holding period, seasonally adjusted and cross-commodity correlation estimates, and a 95% confidence level. The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.
PNM measures VaR for the positions in its wholesale portfolio that are not covered by a FPPAC. For the three months ended March 31, 2013, the high, low, and average VaR amounts were $1.2 million, $0.6 million, and $0.9 million. For the year ended December 31, 2012, the high, low, and average VaR amounts were $1.4 million, $0.3 million, and $0.6 million. At March 31, 2013 and December 31, 2012, the VaR amounts for the PNM wholesale portfolio were $1.2 million and $0.5 million.
The VaR limits, which were not exceeded during the three months ended March 31, 2013 or the year ended December 31, 2012, represent an estimate of the potential gains or losses that could be recognized on the Company’s portfolios, subject to market risk, given current volatility in the market, and are not necessarily indicative of actual results that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ due to actual fluctuations in market prices, operating exposures, and the timing thereof, as well as changes to the underlying portfolios during the year.

Credit Risk

The Company is exposed to credit risk from its retail and wholesale customers, as well as counterparties to derivative instruments. The Company conducts counterparty risk analysis across business segments and uses a credit management process to assess the financial conditions of counterparties.

The following table provides information related to PNMR’s credit exposure by the credit worthiness (credit rating) and concentration of credit risk for counterparties to derivative transactions. All credit exposures at March 31, 2013 will mature in less than two years.

Schedule of Credit Risk Exposure
March 31, 2013

Rating (1)	Credit Risk Exposure(2)	Number of Counter-parties >10%	Net Exposure of Counter-parties >10%
	(Dollars in thousands)
External ratings:
Investment grade	$5,735	2	$5,345
Non-investment grade	134	—	—
Split ratings	116
Internal ratings:
Investment grade	866	—	—
Non-investment grade	493	—	—
Total	$7,344		$5,345

(1)
The rating “Investment Grade” is for counterparties, or a guarantor, with a minimum S&P rating of BBB- or Moody's rating of Baa3. The category “Internal Ratings - Investment Grade” includes those counterparties that are internally rated as investment grade in accordance with the guidelines established in the Company’s credit policy.

(2)
The Credit Risk Exposure is the gross credit exposure, including long-term contracts (other than firm-requirements wholesale customers), forward sales, and short-term sales. The exposure captures the amounts from receivables/payables for realized transactions, delivered and unbilled revenues, and mark-to-market gains/losses. Gross exposures can be offset according to legally enforceable netting arrangements but are not reduced by posted credit collateral. At March 31, 2013, PNMR held no credit collateral to offset its credit exposure.

The Company provides for losses due to market and credit risk. Net credit risk for the Company’s largest counterparty as of March 31, 2013 was $6.2 million, which is due from a firm-requirements wholesale customer.

The PVNGS lessor notes are not exposed to credit risk, since the notes are repaid as PNM makes payments on the underlying leases. Other investments have no significant counterparty credit risk.

Interest Rate Risk

The majority of the Company’s long-term debt is fixed-rate debt and does not expose earnings to a major risk of loss due to adverse changes in market interest rates. However, the fair value of PNMR’s consolidated long-term debt instruments would increase by 2.5%, or $48.9 million, if interest rates were to decline by 50 basis points from their levels at March 31, 2013. In general, an increase in fair value would impact earnings and cash flows to the extent not recoverable in rates if all or a portion of debt instruments were acquired in the open market prior to their maturity. TNMP has long-term debt of $50.0 million that bears interest at a variable rate. However, TNMP has also entered into a hedging arrangement that effectively results in this debt bearing interest at a fixed rate, thereby eliminating interest rate risk. At May 1, 2013, PNMR, PNM, and TNMP had $60.3 million, $16.2 million, and $30.0 million of short term debt outstanding under their revolving credit facilities, which allow for a maximum aggregate borrowing capacity of $300.0 million for PNMR, $400.0 million for PNM, and $75.0 million for TNMP. These facilities bear interest at variable rates, which averaged 1.70% for PNMR, 1.45% for PNM, and 1.83% for TNMP on May 1, 2013 borrowings. At May 1, 2013, PNMR had outstanding borrowings of $100.0 million under the PNMR Term Loan Agreement and PNM had outstanding borrowings of $75.0 million under the PNM Term Loan Agreement. The term loans bear interest at variable rates, which were 1.325% for PNMR and 1.45% for PNM at May 1, 2013. The Company is exposed to interest rate risk to the extent of future increases in variable interest rates.

The investments held by PNM in trusts for decommissioning and reclamation had an estimated fair value of $201.4 million at March 31, 2013, of which 45.8% were fixed-rate debt securities that subject PNM to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 50 basis points from their levels at March 31, 2013, the decrease in the fair value of the fixed-rate securities would be 2.5%, or $2.3 million.

PNM does not directly recover or return through rates any losses or gains on the securities, including equity investments discussed below, in the trusts for nuclear decommissioning and reclamation. However, the overall performance of these trusts does enter into the periodic determinations of expense and funding levels, which are factored into the ratemaking process to the extent applicable to regulated operations. PNM is at risk for shortfalls in funding of obligations due to investment losses, including those from the equity market risks discussed below to the extent not ultimately recovered through rates charged to customers.

Equity Market Risk

The NDT and the trust for post-term reclamation of the coal mines serving SJGS hold certain equity securities at March 31, 2013. These equity securities expose PNM to losses in fair value should the market values of the underlying securities decline. At March 31, 2013, these equity securities were valued at $105.3 million. A hypothetical 10% decrease in equity prices would reduce the fair values of these funds by $10.5 million.

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

Changes in internal controls

There have been no changes in each of PNMR’s, PNM's, and TNMP's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, each of PNMR’s, PNM's, and TNMP's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes 9 and 10 for information related to the following matters, for PNMR, PNM, and TNMP, incorporated in this item by reference.

Note 9

•	The Clean Air Act - Regional Haze - SJGS

•	The Clean Air Act - Regional Haze - Four Corners

•	The Clean Air Act - Four Corners BART FIP Challenge

•	The Clean Air Act - Regional Haze Challenges

•	The Clean Air Act - SJGS Operating Permit Challenge

•	The Clean Air Act - Citizen Suit Under the Clean Air Act

•	The Clean Air Act - Navajo Nation Environmental Issues

•	The Clean Air Act - Four Corners Clean Air Act Lawsuit

•	Endangered Species Act

•	Santa Fe Generating Station

•	PVNGS Water Supply Litigation

•	San Juan River Adjudication

•	Complaint Against Southwestern Public Service Company

•	Navajo Nations Allottee Matters

•	TGP Complaint
Note 10

•	PNM - Renewable Portfolio Standard

•	PNM - Renewable Energy Rider

•	PNM - Energy Efficiency and Load Management

•	PNM - 2011 Integrated Resource Plan

•	PNM - Emergency FFPAC

•	PNM - Application for Approvals to Purchase Delta

•	PNM - Application for Approval of La Luz Generating Station

•	PNM - Transmission Rate Case

•	PNM - Formula Transmission Rate Case

•	PNM - Tri-State Complaint

•	PNM - Firm-Requirements Wholesale Customers

•	TNMP - Advance Meter System Deployment and Surcharge Request

•	TNMP - Transmission Cost of Service Rates

See also Climate Change Issues under Other Issues Facing the Company in MD&A. The second, third, fourth, fifth, and sixth paragraphs under State and Regional Activity are incorporated in this item by reference.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in PNMR’s, PNM’s, and TNMP’s Annual Reports on Form 10-K for the year ended December 31, 2012.

ITEM 6. EXHIBITS

3.1	PNMR	Articles of Incorporation of PNMR, as amended to date (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed November 21, 2008)

3.2	PNM	Restated Articles of Incorporation of PNM, as amended through May 31, 2002 (incorporated by reference to Exhibit 3.1.1 to PNM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.3	TNMP	Articles of Incorporation of TNMP, as amended through July 7, 2005 (incorporated by reference to Exhibit 3.1.2 to TNMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

3.4	PNMR	Bylaws of PNMR. with all amendments to and including December 8, 2009 (incorporated by reference to Exhibit 3.1 to PNMR’s Current Report on Form 8-K filed December 11, 2009)

3.5	PNM	Bylaws of PNM with all amendments to and including May 31, 2002 (incorporated by reference to Exhibit 3.1.2 to PNM’s Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

3.6	TNMP	Bylaws of TNMP, as amended effective June 26, 2011 (incorporated by reference to Exhibit 3.6 to TNMP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.1	PNMR	PNM Resources, Inc. 2013 Officer Annual Incentive Plan dated March 29, 2013

10.2	PNMR	PNM Resources, Inc. 2013 Long-Term Incentive Plan dated March 29, 2013

12.1	PNMR	Ratio of Earnings to Fixed Charges

12.2	PNM	Ratio of Earnings to Fixed Charges

12.3	TNMP	Ratio of Earnings to Fixed Charges

31.1	PNMR	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	PNMR	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	PNM	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	PNM	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.5	TNMP	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	TNMP	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	PNMR	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	PNM	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	TNMP	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	PNMR, PNM, and TNMP	XBRL Instance Document

101.SCH	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Schema Document

101.CAL	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	PNMR, PNM, and TNMP	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PNM RESOURCES, INC. PUBLIC SERVICE COMPANY OF NEW MEXICO TEXAS-NEW MEXICO POWER COMPANY
(Registrants)

Date:	May 6, 2013	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Corporate Controller
(Officer duly authorized to sign this report)